Form 10-K
period 2013-12-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY NEW ORLEANS INC; ENTERGY ARKANSAS INC
filed 2014-02-27
CIK 65984, 202584, 1427437, 66901, 1348952, 44570, 71508, 7323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-05807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

0-20371	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 75-3206126	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value – 178,563,836 shares outstanding at January 31, 2014	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 5.75% Series due November 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.90% Series due December 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.75% Series due June 2063	New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 6.0% Series due March 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 5.875% Series due June 2041	New York Stock Exchange, Inc.
	Mortgage Bonds, 5.25% Series due July 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.70% Series due June 2063	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 6.0% Series due November 2032	New York Stock Exchange, Inc.
	Mortgage Bonds, 6.20% Series due April 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 6.0% Series due May 2051	New York Stock Exchange, Inc.

Entergy New Orleans, Inc.	Mortgage Bonds, 5.0% Series due December 2052	New York Stock Exchange, Inc.

Entergy Texas, Inc.	Mortgage Bonds, 7.875% Series due June 2039	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States Louisiana, L.L.C.	Common Membership Interests

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Texas, Inc.	Common Stock, no par value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

	Yes	No

Entergy Corporation	✓
Entergy Arkansas, Inc.		✓
Entergy Gulf States Louisiana, L.L.C.		✓
Entergy Louisiana, LLC	✓
Entergy Mississippi, Inc.		✓
Entergy New Orleans, Inc.		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	No

Entergy Corporation		✓
Entergy Arkansas, Inc.		✓
Entergy Gulf States Louisiana, L.L.C.		✓
Entergy Louisiana, LLC		✓
Entergy Mississippi, Inc.		✓
Entergy New Orleans, Inc.		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Gulf States Louisiana, L.L.C.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

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

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2013, was $12.4 billion based on the reported last sale price of $69.68 per share for such stock on the New York Stock Exchange on June 28, 2013.  Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.  Entergy Corporation is the sole holder of the common stock of Entergy Louisiana Holdings, Inc., which is the sole holder of the common membership interests in Entergy Louisiana, LLC.  Entergy Corporation is the sole holder of the common stock of EGS Holdings, Inc., which is the sole holder of the common membership interests in Entergy Gulf States Louisiana, L.L.C.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 2, 2014, are incorporated by reference into Part III hereof.

(Page left blank intentionally)

i

This combined Form 10-K is separately filed by Entergy Corporation and its seven “Registrant Subsidiaries”: Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including (a) those factors discussed or incorporated by reference in Item 1A. Risk Factors, (b) those factors discussed or incorporated by reference in Management’s Financial Discussion and Analysis, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•	resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs;

•
the termination of Entergy Arkansas’s participation in the System Agreement, which occurred in December 2013, the termination of Entergy Mississippi’s participation in the System Agreement in November 2015, the termination of Entergy Texas’s, Entergy Gulf States Louisiana's, and Entergy Louisiana's participation in the System Agreement after expiration of the recently proposed 60-month notice period or such other period as approved by the FERC;

•	regulatory and operating challenges and uncertainties associated with the Utility operating companies’ move to the MISO RTO, which occurred in December 2013;

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

•
prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants;

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

FORWARD-LOOKING INFORMATION (Concluded)

•
changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, carbon, greenhouse gases, mercury, and other regulated air and water emissions, and changes in costs of compliance with environmental and other laws and regulations;

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

•
the potential effects of threatened or actual terrorism, cyber-attacks or data security breaches, including increased security costs, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management and directors;

•	changes in accounting standards and corporate governance;

•	declines in the market prices of marketable securities and resulting funding requirements for Entergy’s defined benefit pension and other postretirement benefit plans;

•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;

•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites;

•	the implementation of the shutdown of Vermont Yankee by the end of 2014 and the related decommissioning of Vermont Yankee;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

•
the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture.

v

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term

AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASLB	Atomic Safety and Licensing Board, the board within the NRC that conducts hearings and performs other regulatory functions that the NRC authorizes
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
DOE	United States Department of Energy
D. C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
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

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
FTR	Financial transmission right
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LDEQ	Louisiana Department of Environmental Quality
LPSC	Louisiana Public Service Commission
Mcf	1,000 cubic feet of gas
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatt(s)
MWh	Megawatt-hour(s)
Nelson Unit 6
Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, 70% of which is co-owned by Entergy Gulf States Louisiana (57.5%) and Entergy Texas (42.5%), and 10.9% of which is owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
OASIS	Open Access Same Time Information Systems
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SMEPA	South Mississippi Electric Power Association, which owns a 10% interest in Grand Gulf

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

System Agreement	Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources
System Energy	System Energy Resources, Inc.
System Fuels	System Fuels, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
U.K.	United Kingdom of Great Britain and Northern Ireland
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

On December 5, 2011, Entergy announced that it would spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp. (ITC). On December 13, 2013, Entergy and ITC mutually agreed to terminate the transaction following denial by the MPSC of the joint application related to the transaction. Entergy and ITC have withdrawn transaction-related filings submitted to Entergy's retail regulators and the FERC.

Following are the percentages of Entergy’s consolidated revenues and net income generated by its operating segments and the percentage of total assets held by them.

	% of Revenue			% of Net Income			% of Total Assets
Segment	2013	2012	2011	2013	2012	2011	2013	2012	2011
Utility	80	78	79	116	110	82	82	82	80
Entergy Wholesale Commodities	20	22	21	6	5	36	22	22	24
Parent & Other	—	—	—	(22)	(15)	(18)	(4)	(4)	(4)

See Note 13 to the financial statements for further financial information regarding Entergy's business segments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

2013 Compared to 2012

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2013 to 2012 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other	Entergy
	(In Thousands)
2012 Consolidated Net Income (Loss)	$960,322	$40,427	($132,386)	$868,363

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	555,233	(51,509)	7,136	510,860
Other operation and maintenance	184,374	90,222	11,946	286,542
Asset impairment and related charges	9,411	(26,188)	2,790	(13,987)
Taxes other than income taxes	37,547	5,380	125	43,052
Depreciation and amortization	76,850	39,824	(215)	116,459
Gain on sale of business	—	43,569	—	43,569
Other income	6,378	29,624	2,268	38,270
Interest expense	32,688	(1,577)	3,642	34,753
Other expenses	18,271	50,274	—	68,545
Income taxes	316,577	(138,800)	17,349	195,126
2013 Consolidated Net Income (Loss)	$846,215	$42,976	($158,619)	$730,572

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

As discussed in more detail in Note 1 to the financial statements, results of operations include $321.5 million ($202.2 million after-tax) in 2013 and $355.5 million ($223.5 million after-tax) in 2012 of impairment and other related charges to write down the carrying value of Vermont Yankee and related assets to their fair values. Also, net income for Utility in 2012 was significantly affected by a settlement with the IRS related to the income tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, which resulted in a reduction in income tax expense. The net income effect was partially offset by a regulatory charge, which reduced net revenue in 2012, associated with the storm costs settlement to reflect the obligation to customers with respect to the settlement. See Note 3 to the financial statements for additional discussion of the tax settlement.

Also, earnings were negatively affected in 2013 by expenses, including other operation and maintenance expenses and taxes other than income taxes, of approximately $110 million ($70 million after-tax), including approximately $85 million ($55 million after-tax) for Utility and $25 million ($15 million after-tax) for Entergy Wholesale Commodities, recorded in connection with a strategic imperative intended to optimize the organization through a process known as human capital management. In December 2013, Entergy deferred for future collection approximately $45 million ($30 million after-tax) of these costs in the Arkansas and Louisiana jurisdictions at the Utility, as approved by the APSC and the LPSC, respectively. See "Human Capital Management Strategic Initiative" below for further discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2013 to 2012.

Amount
(In Millions)

2012 net revenue	$4,969
Retail electric price	236
Louisiana Act 55 financing savings obligation	165
Grand Gulf recovery	75
Volume/weather	40
Fuel recovery	35
MISO deferral	12
Decommissioning trusts	(23)
Other	15
2013 net revenue	$5,524

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

•
increases in the energy efficiency rider, as approved by the APSC, effective July 2013 and July 2012. Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have no effect on net income;

•	an annual base rate increase at Entergy Texas, effective July 2012, as a result of the PUCT’s order that was issued in September 2012 in the November 2011 rate case; and

•	a formula rate plan increase at Entergy Mississippi, effective September 2013.

See Note 2 to the financial statements for a discussion of rate proceedings.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana and Entergy Louisiana agreed to share with customers the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing. See Note 3 to the financial statements for additional discussion of the tax settlement.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The Grand Gulf recovery variance is primarily due to increased recovery of higher costs resulting from the Grand Gulf uprate.

The volume/weather variance is primarily due to the effects of more favorable weather on residential sales and an increase in industrial sales primarily due to growth in the refining segment.

The fuel recovery variance is primarily due to:

•	the deferral of increased capacity costs that will be recovered through fuel adjustment clauses;

•	the expiration of the Evangeline gas contract on January 1, 2013; and

•
an adjustment to deferred fuel costs recorded in the third quarter 2012 in accordance with a rate order from the PUCT issued in September 2012. See Note 2 to the financial statements for further discussion of this PUCT order issued in Entergy Texas's 2011 rate case.

The MISO deferral variance is primarily due to the deferral in April 2013, as approved by the APSC, of costs incurred since March 2010 related to the transition and implementation of joining the MISO RTO.

The decommissioning trusts variance is primarily due to lower regulatory credits resulting from higher realized income on decommissioning trust fund investments. There is no effect on net income as the credits are offset by interest and investment income.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing 2013 to 2012.

Amount
(In Millions)

2012 net revenue	$1,854
Mark-to-market	(58)
Nuclear volume	(24)
Nuclear fuel expenses	(20)
Nuclear realized price changes	58
Other	(8)
2013 net revenue	$1,802

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by approximately $52 million in 2013 primarily due to:

•
the effect of rising forward power prices on electricity derivative instruments that are not designated as hedges, including additional financial power sales conducted in the fourth quarter 2013 to offset the planned exercise of in-the-money protective call options and to lock in margins. These additional sales did not qualify for hedge accounting treatment, and increases in forward prices after those sales were made accounted for the majority of the negative mark-to-market variance. It is expected that the underlying transactions will result in earnings in first quarter 2014 as these positions settle. See Note 16 to the financial statements for discussion of derivative instruments;

•
the decrease in net revenue compared to prior year resulting from the exercise of resupply options provided for in purchase power agreements where Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running. Amounts related to the exercise of resupply options are included in the GWh billed in the table below; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
higher nuclear fuel expenses primarily resulting from the effect of the write-down in March 2012 of the carrying value of Vermont Yankee's nuclear fuel, which resulted in a lower level of nuclear fuel amortization in 2012, and the subsequent purchase of additional nuclear fuel in early-2013.

These decreases were partially offset by higher capacity prices.

Following are key performance measures for Entergy Wholesale Commodities for 2013 and 2012.

	2013	2012
Owned capacity (MW) (a)	6,068	6,612
GWh billed	45,127	46,178
Average realized price per MWh	$50.86	$50.02

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	89%	89%
GWh billed	40,167	41,042
Average realized revenue per MWh	$50.15	$50.29
Refueling Outage Days:
FitzPatrick	—	34
Indian Point 2	—	28
Indian Point 3	28	—
Palisades	—	34
Pilgrim	45	—
Vermont Yankee	27	—

(a)	The reduction in owned capacity is due to the retirement of the 544 MW Ritchie Unit 2 in November 2013.

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

The effects of sustained low natural gas prices and power market structure challenges have resulted in lower market prices for electricity in the New York and New England power regions, which is where five of the six Entergy Wholesale Commodities nuclear power plants are located. Entergy Wholesale Commodities’s nuclear business experienced a decrease in realized price per MWh to $50.15 in 2013 from $50.29 in 2012 and $54.73 in 2011. The annual realized price per MWh for Entergy Wholesale Commodities reached a peak of $61.07 in 2009. As shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments,” Entergy Wholesale Commodities has sold forward 74% of its planned nuclear energy output for 2014 for an expected average contracted energy price of $50 per MWh based on market prices at December 31, 2013. In addition, Entergy Wholesale Commodities has sold forward 74% of its planned nuclear energy output for 2015 for an expected average contracted energy price of $49 per MWh based on market prices at December 31, 2013. These price trends present a challenging economic situation for the Entergy Wholesale Commodities plants. The challenge is greater for some of these plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the investment required to maintain the safety and integrity of the plants. If, in the future, economic conditions or regulatory activity no longer support the continued operation of a plant it could adversely affect Entergy’s results of operations through loss of revenue, impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs.

On August 27, 2013, Entergy announced its plan to close and decommission Vermont Yankee. Vermont Yankee is expected to cease power production in the fourth quarter 2014 after its current fuel cycle. This decision was approved by the Board in August 2013. The decision to shut down the plant was primarily due to sustained low natural gas and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

wholesale energy prices, the high cost structure of the plant, and lack of a market structure that adequately compensates merchant nuclear plants for their environmental and fuel diversity benefits in the region in which the plant operates. See Note 1 to the financial statements for discussion of impairment of long-lived assets.

Impairment of long-lived assets and nuclear decommissioning costs, and the factors that influence these items, are both discussed below in “Critical Accounting Estimates.” See also the discussion below in “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” regarding Entergy Wholesale Commodities nuclear plant operating license and related activity.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $2,080 million for 2012 to $2,264 million for 2013 primarily due to:

•
an increase of $83 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan. See "Critical Accounting Estimates" below and Note 11 to the financial statements for further discussion of benefits costs;

•
an increase of $46 million in fossil-fueled generation expenses primarily due to the acquisitions of the Hot Spring plant by Entergy Arkansas and the Hinds plant by Entergy Mississippi in November 2012. Costs related to the Hot Spring and Hinds plants are recovered through the capacity acquisition rider and power management rider, respectively, as previously discussed. Also contributing to the increases is an overall higher scope of work done during plant outages as compared to the prior year;

•
an increase of $72 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative, partially offset by the deferral of approximately $44 million of these costs. See the "Human Capital Management Strategic Imperative" below for further discussion;

•	an increase of $16 million in energy efficiency costs at Entergy Arkansas. These costs are recovered through an energy efficiency rider and have no effect on net income;

•	an increase of $13 million in nuclear expenses, primarily due to higher labor costs, including higher contract labor;

•	the deferral in 2012, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced 2012 expenses by $10 million; and

•
an increase of $9 million resulting from costs related to the generator stator incident at ANO, including an offset for expected insurance proceeds. See “ANO Damage and Outage” below for further discussion of the incident.

Also, other operation and maintenance expenses include $36 million in 2013 and $38 million in 2012 of costs incurred related to the now terminated plan to spin off and merge the Utility's transmission business.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes, primarily due to the Hot Spring and Hinds plant acquisitions in 2012, as well as an increase in local franchise taxes resulting from higher residential and commercial revenues as compared with prior year.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Hot Spring and Hinds plant acquisitions in 2012 and the completion of the Waterford 3 steam generator replacement project and the Grand Gulf uprate project in 2012.  Also contributing to the increase is an increase in depreciation rates as a result of the 2011 rate case order issued by the PUCT in September 2012.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Interest expense increased primarily due to net debt issuances in 2013 of $520 million by the Utility operating companies and System Energy and lower AFUDC due to the completion of several major projects in 2012. See Note 5 to the financial statements for more details of long-term debt.

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $958 million for 2012 to $1,048 million for 2013 primarily due to:

•
an increase of $43 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan. See "Critical Accounting Estimates" below and Note 11 to the financial statements for further discussion of benefits costs;

•
an increase of $23 million primarily due to the effect of the final court decisions in the Vermont Yankee and Indian Point 2 lawsuits against the U.S. Department of Energy related to spent nuclear fuel disposal recorded in 2012. The damages awarded included the reimbursement of approximately $25 million of spent nuclear fuel storage costs previously recorded as operation and maintenance expenses;

•
an increase of $16 million resulting from implementation and severance costs in 2013 related to the human capital management strategic imperative. See "Human Capital Management Strategic Imperative" below for further discussion; and

•
approximately $15 million in commitments recorded in connection with the settlement agreement with parties in Vermont regarding the operation and decommissioning of Vermont Yankee. See "Impairment of Long-Lived Assets" in Note 1 to the financial statements for further discussion of the settlement agreement.

The asset impairment variance is primarily due to $321.5 million ($202.2 million after-tax) in 2013 and $355.5 million ($223.5 million after-tax) in 2012 of impairment and other related charges primarily to write down the carrying value of Vermont Yankee and related assets to their fair values. See Note 1 to the financial statements for further discussion of these charges.

Depreciation and amortization expenses increased primarily due to an adjustment in 2012 resulting from final court decisions in the Indian Point 2 and Vermont Yankee lawsuits against the U.S. Department of Energy related to spent nuclear fuel disposal. The effects of recording the proceeds from the judgment reduced the plant in service balances and included a $25 million reduction to previously-recorded depreciation expense.

The gain on sale of business resulted from the sale in November 2013 of Entergy Solutions District Energy, a business wholly-owned by Entergy in the Entergy Wholesale Commodities segment that owns and operates district energy assets serving the business districts in Houston and New Orleans. Entergy sold Entergy Solutions District Energy for $140 million and realized a pre-tax gain of $44 million on the sale.

Other income increased primarily due to realized decommissioning trust gains that resulted from portfolio reallocations for Indian Point 2 and Palisades.

Other expenses increased primarily due to a credit to decommissioning expense of $49 million in the second quarter 2012 resulting from a reduction in the decommissioning cost liability for a plant as a result of a revised decommissioning cost study. See “Critical Accounting Estimates - Nuclear Decommissioning Costs” for further discussion of nuclear decommissioning costs.

Parent & Other

Other operation and maintenance expenses increased primarily due to the elimination of intersegment activity.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates, and for additional discussion regarding income taxes.

The effective income tax rate for 2013 was 23.6%. The difference in the effective income tax rate versus the statutory rate of 35% for 2013 was primarily related to (1) IRS settlements as discussed further in Note 3 to the financial statements; and (2) a tax benefit associated with the ITC transaction, because certain associated costs became deductible with the termination of the transaction.

The effective income tax rate for 2012 was 3.4%. The difference in the effective income tax rate versus the statutory rate of 35% for 2012 was primarily related to (1) IRS settlements as discussed further in Note 3 to the financial statements; and (2) a unanimous court decision from the U.S. Court of Appeals for the Fifth Circuit affirming an earlier decision of the U.S. Tax Court holding that Entergy was entitled to claim a credit against its U.S. tax liability for the U.K. windfall tax that it paid. The decision necessitated that Entergy reverse the provision for the uncertain tax position related to that item.

2012 Compared to 2011

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2012 to 2011 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other	Entergy
	(In Thousands)
2011 Consolidated Net Income (Loss)	$1,123,866	$491,846	($248,340)	$1,367,372

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	64,531	(191,311)	(4,313)	(131,093)
Other operation and maintenance expenses	128,955	52,253	(3,574)	177,634
Asset impairment	—	355,524	—	355,524
Taxes other than income taxes	803	20,675	(206)	21,272
Depreciation and amortization	45,728	(3,145)	(200)	42,383
Other income	(458)	9,866	3,885	13,293
Interest expense	20,746	(15,167)	50,078	55,657
Other expenses	9,356	(25,209)	—	(15,853)
Income taxes	22,029	(114,957)	(162,480)	(255,408)
2012 Consolidated Net Income (Loss)	$960,322	$40,427	($132,386)	$868,363

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

In the fourth quarter 2012, Entergy moved two subsidiaries from Parent & Other to the Entergy Wholesale Commodities segment to improve the alignment of certain intercompany items and income tax activity. The prior period financial information in this Form 10-K has been restated to reflect this change.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

As discussed in more detail in Note 1 to the financial statements, results of operations for 2012 include a $355.5 million ($223.5 million after-tax) impairment charge to write down the carrying values of Vermont Yankee and related assets to their fair values. Also, net income in 2012 was significantly affected by two settlements with the IRS; one of which related to the income tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, and the other of which related to nuclear power plant decommissioning liabilities, both of which resulted in a reduction in income tax expense. The net income effect was partially offset by a regulatory charge, which reduced net revenue in 2012, associated with the storm costs settlement to reflect the obligation to customers with respect to the settlement. See Note 3 to the financial statements for additional discussion of the tax settlements. Net income for Utility for 2011 was significantly affected by a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense. The net income effect was partially offset by a regulatory charge, which reduced net revenue in 2011, because Entergy Louisiana is sharing the benefits with customers. See Notes 3 and 8 to the financial statements for additional discussion of the tax settlement and benefit sharing.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$4,904
Mark-to-market tax settlement sharing	200
Retail electric price	81
Grand Gulf recovery	71
Net wholesale revenue	(28)
Purchased power capacity	(29)
Volume/weather	(80)
Louisiana Act 55 financing savings obligation	(161)
Other	11
2012 net revenue	$4,969

The mark-to-market tax settlement sharing variance results from a regulatory charge recorded in September 2011 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts with customers. See Notes 3 and 8 to the financial statements for additional discussion of the tax settlement and benefit sharing.

The retail electric price variance is primarily due to:

•
an increase in the storm cost recovery rider at Entergy Mississippi, as approved by the MPSC for a five-month period effective August 2012. This increase is offset by costs included in other operation and maintenance expenses and has no effect on net income;

•
an increase in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2012. This increase is offset by costs included in other operation and maintenance expenses and has no effect on net income;

•
a special formula rate plan rate increase at Entergy Louisiana effective May 2011 in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center. See Note 2 to the financial statements for a discussion of the formula rate plan increase; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
base rate increases at Entergy Texas beginning May 2011 as a result of the settlement of the December 2009 rate case and effective July 2012 as a result of the PUCT’s order in the December 2011 rate case. See Note 2 to the financial statements for further discussion of the rate cases.

These increases were partially offset by formula rate plan decreases at Entergy New Orleans effective October 2011 and at Entergy Gulf States Louisiana effective September 2012. See Note 2 to the financial statements for further discussion of the formula rate plan decreases.

The Grand Gulf recovery variance is primarily due to increased recovery of higher costs resulting from the Grand Gulf uprate.

The net wholesale revenue variance is primarily due to decreased sales volume to municipal and co-op customers and lower prices.

The purchased power capacity variance is primarily due to price increases for ongoing purchased power capacity and additional capacity purchases.

The volume/weather variance is primarily due to decreased electricity usage, including the effect of milder weather as compared to the prior period on residential and commercial sales. Hurricane Isaac, which hit the Utility’s service area in August 2012, also contributed to the decrease in electricity usage. Billed electricity usage decreased a total of 1,684 GWh, or 2%, across all customer classes.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in 2012 because Entergy Gulf States Louisiana and Entergy Louisiana agreed to share the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers. See Note 3 to the financial statements for additional discussion of the tax settlement.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$2,045
Nuclear realized price changes	(194)
Nuclear volume	(33)
Other	36
2012 net revenue	$1,854

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $191 million, or 9%, in 2012 compared to 2011 primarily due to lower pricing in its contracts to sell power and lower volume in its nuclear fleet resulting from more unplanned and refueling outage days in 2012 as compared to 2011 which was partially offset by the exercise of resupply options provided for in purchase power agreements whereby Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running. Amounts related to the exercise of resupply options are included in the GWh billed in the table below. Partially offsetting the lower net revenue from the nuclear fleet was higher net revenue from the Rhode Island State Energy Center, which was acquired in December 2011.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for 2012 and 2011:

	2012	2011
Owned capacity (MW)	6,612	6,599
GWh billed	46,178	43,497
Average realized price per MWh	$50.02	$54.50

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	89%	93%
GWh billed	41,042	40,918
Average realized revenue per MWh	$50.29	$54.73
Refueling Outage Days:
FitzPatrick	34	—
Indian Point 2	28	—
Indian Point 3	—	30
Palisades	34	—
Pilgrim	—	25
Vermont Yankee	—	25

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,951 million for 2011 to $2,080 million for 2012 primarily due to:

•
an increase of $47 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study. See "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits" below and Note 11 to the financial statements for further discussion of benefits costs;

•	$38 million of costs incurred in 2012 related to the now terminated plan to spin off and merge the Utility’s transmission business;

•	an increase of $29 million in nuclear expenses primarily due to higher labor costs, including higher contract labor;

•
an increase of $21 million resulting from a temporary increase in the Entergy Mississippi storm damage reserve authorized by the MPSC effective August 2012. These costs included are recovered through the storm cost recovery rider and have no effect on net income;

•	an increase of $14 million in energy efficiency costs at Entergy Arkansas. These costs are recovered through the energy efficiency rider and have no effect on net income;

•
the deferral in 2011 of $13.4 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’ 2010 test year formula rate plan filing approved by the City Council in September 2011. See Note 2 to the financial statements for further discussion of the Entergy New Orleans 2010 test year formula rate plan filing and settlement; and

•	an increase of $10 million in operating expenses due to the sale of surplus oil inventory in 2011.

These increases were partially offset by:

•	a decrease of approximately $7 million as a result of the deferral or capitalization of storm restoration costs for Hurricane Isaac, which hit the Utility’s service area in August 2012;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
the effect of the deferral, as approved by the FERC, and the LPSC for the Louisiana jurisdictions, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $10 million; and

•
a decrease of $9 million in legal expenses, not including legal costs related to the transition and implementation of joining the MISO RTO and the now terminated plan to spin off and merge the Utility’s transmission business which are included in other bullets, primarily resulting from a decrease in legal and regulatory activity decreasing the use of outside legal services.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to a revision in 2011 caused by FERC’s acceptance of a change in the treatment of funds received from independent power producers for transmission interconnection projects. Also contributing to the increase were net debt issuances by certain of the Utility operating companies.

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $906 million for 2011 to $958 million for 2012 primarily due to:

•
an increase of $23 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study. See "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits " below and Note 11 to the financial statements for further discussion of benefits costs;

•	an increase of $23 million primarily due to higher contract labor costs and higher material and supply costs; and

•	an increase of $20 million due to the operations of the Rhode Island State Energy Center, which was acquired in December 2011.

These increases were partially offset by the effects of recording the final court decisions in the Vermont Yankee and Indian Point 2 lawsuits against the U.S. Department of Energy related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $25 million of spent nuclear fuel storage costs previously recorded as operation and maintenance expenses.

The asset impairment variance is due to a $355.5 million ($223.5 million after-tax) impairment charge recorded in the first quarter 2012 to write down the carrying values of Vermont Yankee and related assets to their fair values. See Note 1 to the financial statements for further discussion of this charge.

Taxes other than income taxes increased primarily due to increased property taxes at FitzPatrick, increased electric generating excises at Vermont Yankee, and property taxes from the Rhode Island State Energy Center acquired in December 2011. Previously, FitzPatrick was granted an exemption from property taxation and paid taxes according to a payment in lieu of property tax agreement. This agreement expired on June 30, 2011 and FitzPatrick is now being taxed under the regular property tax system. FitzPatrick has pending litigation in the Fifth Judicial District of New York State Supreme Court challenging each annual property tax assessment placed on FitzPatrick since the expiration of the payment in lieu of tax agreement.  The State of Vermont enacted legislation, which became effective on July 1, 2012, increasing the electric generating excise on Vermont Yankee. Vermont Yankee challenged the constitutionality of this legislation.  In October 2012 the federal judge for the U.S. District Court for the District of Vermont dismissed the suit on jurisdictional grounds.  In December 2013 the U.S. Court of Appeals for the Second Circuit affirmed that decision. As part of the settlement agreement regarding the operation and decommissioning of Vermont Yankee, Entergy agreed not to pursue further appeals or other challenges to this legislation. See "Impairment of Long-Lived Assets" in Note 1 to the financial statements for further discussion of the settlement agreement.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses decreased primarily due to adjustments resulting from final court decisions in the Entergy Nuclear Indian Point 2 and Vermont Yankee lawsuits against the U.S. Department of Energy related to spent nuclear fuel disposal. The effects of recording the proceeds from the judgments reduced the plant in service balances with a corresponding $25 million reduction to previously-recorded depreciation expense. Partially offsetting the adjustment was an increase due to additions to plant in service, including the acquisition of the Rhode Island State Energy Center in December 2011.

Other expenses decreased primarily due to a credit to decommissioning expense of $49 million in the second quarter 2012 compared to a credit to decommissioning expense of $34 million in the fourth quarter 2011 resulting from reductions in the decommissioning cost liabilities for certain nuclear plants as a result of revised decommissioning cost studies. See “Critical Accounting Estimates - Nuclear Decommissioning Costs” below for further discussion of these credits.

Parent & Other

Interest expense increased primarily due to the issuance of $500 million of 4.7% senior notes by Entergy Corporation in January 2012 and a higher interest rate on outstanding borrowings under the Entergy Corporation credit facility.

Income Taxes

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates, and for additional discussion regarding income taxes.

The effective income tax rate for 2012 was 3.4%. The difference in the effective income tax rate versus the statutory rate of 35% for 2012 was related to (1) IRS settlements discussed further in Note 3 to the financial statements; and (2) a unanimous court decision from the U.S. Court of Appeals for the Fifth Circuit affirming an earlier decision of the U.S. Tax Court holding that Entergy was entitled to claim a credit against its U.S. tax liability for the U.K. windfall tax that it paid. The decision necessitated that Entergy reverse the provision for the uncertain tax position related to that item.

The effective income tax rate for 2011 was 17.3%. The difference in the effective income tax rate versus the statutory rate of 35% in 2011 was primarily due to a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a reduction in income tax expense of $422 million. See Note 3 to the financial statements for further discussion of the settlement.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

In March 2011 and May 2012 the NRC renewed the operating licenses of Vermont Yankee and Pilgrim, respectively, for an additional 20 years, as a result of which each license now expires in 2032. For additional discussion regarding the planned shutdown of the Vermont Yankee plant by the end of 2014, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements. The NRC operating license for Palisades expires in 2031 and for FitzPatrick expires in 2034.

The original expiration date of the NRC operating license for Indian Point 2 was in September 2013 and the original expiration date of the NRC operating license for Indian Point 3 is in December 2015. In April 2007, Entergy submitted the applications to the NRC to renew the operating licenses for Indian Point 2 and 3 for an additional 20 years. Indian Point Unit 2 has now entered its “period of extended operation” after expiration of the plant’s initial license term under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency. The Indian Point license renewal application qualifies for timely renewal protection because it met NRC regulatory standards for timely filing.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Various parties have expressed opposition to renewal of the licenses. The ASLB has admitted 21 contentions raised by the State of New York or other parties, which were combined into 16 discrete issues.

Three of the 16 discrete issues have been resolved by the ASLB without hearing, two by means of ASLB-approved settlements, and a third by summary disposition. In July 2011, the ASLB granted the State of New York’s motion for summary disposition of an admitted contention challenging the adequacy of a section of Indian Point’s environmental analysis as incorporated in the Final Supplemental Environmental Impact Statement (FSEIS) (discussed below). That section provided cost estimates for Severe Accident Mitigation Alternatives (SAMAs), which are hardware and procedural changes that could be implemented to mitigate estimated impacts of off-site radiological releases in case of a hypothesized severe accident. In addition to finding that the SAMA cost analysis was insufficient, the ASLB directed the NRC staff to explain why cost-beneficial SAMAs should not be required to be implemented. Entergy appealed the ASLB’s decision to the NRC and the NRC staff supported Entergy’s appeal, while the State of New York opposed it. In December 2011, the NRC denied Entergy’s appeal as premature, stating that the appeal could be renewed at the conclusion of the ASLB proceedings. In May 2013, Entergy filed an updated SAMA cost analysis with the NRC, and in July 2013 the ASLB granted Entergy's motion for clarification that a future NRC staff filing would be the trigger for potential new or amended contentions on the SAMA update. There is no deadline for the NRC staff filing on Entergy's updated SAMA cost analysis.

Of the remaining 13 discrete issues, nine that were designated by the ASLB as “Track 1” were subject to hearings over 12 days in October, November, and December 2012. In November 2013, the ASLB issued a decision on the nine Track 1 contentions. The ASLB resolved eight Track 1 contentions favorably to Entergy. One Track 1 contention based on a dispute over the characterization of certain electrical equipment as “active” or “passive” was resolved in favor of the State of New York despite precedent supporting the characterization advocated by Entergy and NRC staff. Appeals to the NRC of issues raised by the ASLB's Track 1 decision were due in February 2014. The State of New York and Clearwater each appealed the decision on a single contention (SAMA decontamination times for the State of New York and environmental justice for Clearwater), while Riverkeeper filed no appeals. Entergy and NRC staff both appealed the same three issues: (1) the ASLB's decision on electrical transformers; (2) certain intermediate determinations in the ASLB's overall favorable decision on environmental justice; and (3) the ASLB's earlier decisions on SAMA cost estimates, thus renewing their appeals of that issue previously denied by the NRC as premature. The ASLB's decision on issues not appealed is now final. NRC rules provide for two further rounds of filings after submission of appeals. There is no deadline for the NRC to resolve appeals from the ASLB. The remaining four discrete issues have been designated by the ASLB as “Track 2.” Testimony on Track 2 contentions has not been completed, and Track 2 hearings have not been scheduled.

The NRC staff is also continuing to perform its technical and environmental reviews of the Indian Point 2 and 3 license renewal applications. The NRC staff issued a Final Safety Evaluation Report (FSER) in August 2009, a supplement to the FSER in August 2011, a FSEIS in December 2010, and a supplement to the FSEIS in June 2013. In addition, the NRC staff has stated its intent to issue a further supplement to the FSER by mid-2014. The NRC staff is considering whether a second supplement to the FSEIS is necessary. The second supplement to the FSER and the already-issued supplement to the FSEIS are expected to affect testimony yet to be filed on Track 2 contentions.

The hearing process is an integral component of the NRC’s regulatory framework, and evidentiary hearings on license renewal applications are not uncommon. Entergy is participating fully in the hearing and appeals processes as authorized by the NRC regulations. As noted in Entergy filings at the ASLB and the appellate levels, Entergy believes the contentions proposed by the intervenors are unsupported and without merit. Entergy will continue to work with the NRC staff as it completes its technical and environmental reviews of the Indian Point 2 and 3 license renewal applications. See “Nuclear Matters” below for discussion of spent nuclear fuel storage issues and its potential effect on the timing of license renewals.

The New York State Department of Environmental Conservation (NYSDEC) has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process. Entergy submitted its application for a water quality certification to the NYSDEC in April 2009,

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

with a reservation of rights regarding the applicability of Section 401 in this case. After Entergy submitted certain additional information in response to NYSDEC requests for additional information, in February 2010 the NYSDEC staff determined that Entergy’s water quality certification application was complete. In April 2010 the NYSDEC staff issued a proposed notice of denial of Entergy’s water quality certification application (the Notice). NYSDEC staff’s Notice triggered an administrative adjudicatory hearing before NYSDEC ALJs on the proposed Notice. The NYSDEC staff decision does not restrict Indian Point operations, but the issuance of a certification is potentially required prior to NRC issuance of renewed unit licenses. In June 2011, Entergy filed notice with the NRC that the NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, had taken longer than one year to take final action on Entergy’s application for a water quality certification and, therefore, had waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act. The NYSDEC has notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification. The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued in July 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues. The ALJs held a Legislative Hearing (agency public comment session) and an Issues Conference (pre-trial conference) in July 2010 and set certain issues for trial in October 2011, which is continuing into 2014. After the full hearing on the merits and post-hearing briefing, the ALJs will issue a recommended decision to the Commissioner who will then issue the final agency decision. A party to the proceeding can appeal the decision of the Commissioner to state court.

In addition, the consistency of Indian Point’s operations with New York State’s coastal management policies must be resolved to the extent required by the Coastal Zone Management Act (CZMA). Entergy has undertaken three independent initiatives to resolve CZMA issues. First, on July 24, 2012, Entergy filed a supplement to the Indian Point license renewal applications currently pending before the NRC.  The supplement states that, based on applicable federal law and in light of prior reviews by the State of New York, the NRC may issue the requested renewed operating licenses for Indian Point without the need for an additional consistency review by the State of New York under the CZMA. On July 30, 2012, Entergy filed a motion for declaratory order with the ASLB seeking confirmation of its position that no further CZMA consistency determination is required before the NRC may issue renewed licenses. On April 5, 2013, the State of New York and Riverkeeper filed answers opposing Entergy’s motion. The State of New York also filed a cross-motion for declaratory order seeking confirmation that Indian Point had not been previously reviewed, and that only the New York State Department of State (NYSDOS) could conduct a CZMA review for NRC license renewal purposes. On April 15, 2013, the NRC Staff filed answers recommending the ASLB deny both Entergy’s and the State of New York’s motions for declaratory order. On June 12, 2013, the ASLB denied Entergy’s and the State of New York’s motions, without prejudice, on the ground that consultation on the matter of previous review among the NRC, Entergy (as applicant), and the State of New York had not taken place, as the ASLB determined to be required. On December 6, 2013, NRC staff initiated consultation under federal CZMA regulations by serving on NYSDOS written questions related to whether Indian Point had been previously reviewed. NRC staff did not state a deadline for NYSDOS to respond. It is uncertain what further steps may be entailed in the consultation process.

Second, Entergy filed with the NYSDOS in November 2012 a petition for declaratory order that Indian Point is grandfathered under either of two criteria prescribed by the New York Coastal Management Program (NYCMP), which sets forth the state coastal policies applied in a CZMA consistency review. NYSDOS denied the motion by order dated January 2013. Entergy filed a petition for judicial review of NYSDOS’s decision with the New York State Supreme Court for Albany County in March 2013. The court denied Entergy's appeal on December 13, 2013. Entergy initiated an appeal to the Appellate Division of the New York State Supreme Court on January 22, 2014. Briefing and oral argument have not yet been scheduled.

Third, on December 17, 2012, Entergy filed with NYSDOS a consistency determination explaining why Indian Point satisfies all applicable NYCMP policies. Entergy included in the consistency determination a “reservation of rights” clarifying that Entergy does not concede NYSDOS’s right to conduct a new CZMA review for Indian Point. The six-month federal deadline for state decision on a consistency determination runs from the date the submission is complete. On January 16, 2013, NYSDOS notified Entergy that it deemed the consistency determination incomplete because it did not include the final version of a further supplement to the FSEIS that was targeted for subsequent

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

issuance by NRC staff. On June 28, 2013, NYSDOS notified Entergy that NYSDOS had received a copy of the final version of the FSEIS on June 20, 2013, and that NYSDOS’s review of the Indian Point consistency determination had begun on June 20, 2013. In October 2013, Entergy and NYSDOS executed a stay agreement that extended the deadline for NYSDOS to decide Indian Point’s CZMA consistency certification to March 22, 2014. In January 2014, Entergy and NYSDOS executed another stay agreement that further extends YSDOS's deadline for decision to December 31, 2014. A basis for the further extension is a request by NYSDOS for supplemental information, to which Entergy will be responding in stages during 2014.

In August 2013, Riverkeeper filed with the ASLB a proposed amended Endangered Species Act contention alleging that NRC Staff’s supplemental FSEIS issued in June 2013 did not adequately consider Riverkeeper comments or explain the effect of certain new information used to develop the supplemental FSEIS. Entergy and NRC Staff have filed answers in opposition. Riverkeeper’s proposed amended contention and Entergy’s motion to dismiss Riverkeeper’s original admitted contention on endangered species are pending before the ASLB.

ANO Damage and Outage

On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant. ANO 2 reconnected to the grid on April 28, 2013 and ANO 1 reconnected to the grid on August 7, 2013.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was $94 million as of December 31, 2013.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-incurred fuel and purchased power costs.

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

In the second quarter 2013, Entergy Arkansas recorded an insurance receivable of $50 million based on the minimum amount that it expects to receive from NEIL. This $50 million receivable offset approximately $35 million of capital spending, $13 million of operation and maintenance expense, and $2 million of incremental deferred refueling outage costs incurred for the recovery through December 31, 2013. As of December 31, 2013, Entergy Arkansas has incurred approximately $34 million in capital spending, $9 million in operation and maintenance expense, and $1 million in incremental deferred refueling outage costs in excess of its recorded insurance receivable. In January 2014, Entergy Arkansas collected $20 million of the $50 million receivable that it expects to receive from NEIL.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Human Capital Management Strategic Imperative

Entergy engaged in a strategic imperative intended to optimize the organization through a process known as human capital management. In July 2013 management completed a comprehensive review of Entergy’s organization design and processes. This effort resulted in a new internal organization structure, which resulted in the elimination of approximately 800 employee positions. Entergy incurred approximately $110 million in costs in 2013 associated with this phase of human capital management, primarily implementation costs, severance expenses, pension curtailment losses, special termination benefits expense, and corporate property, plant, and equipment impairments. In December 2013, Entergy deferred for future recovery approximately $45 million of these costs, as approved by the APSC and the LPSC. See Note 2 to the financial statements for details of the deferrals and Note 13 to the financial statements for details of the restructuring charges.

Liquidity and Capital Resources

This section discusses Entergy’s capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	2013	2012
Debt to capital	57.9%	58.7%
Effect of excluding securitization bonds	(1.6%)	(1.8%)
Debt to capital, excluding securitization bonds (a)	56.3%	56.9%
Effect of subtracting cash	(1.5%)	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	54.8%	55.8%

(a)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and commercial paper, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund. Net capital consists of capital less cash and cash equivalents. Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements. Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Long-term debt, including the currently maturing portion, makes up most of Entergy’s total debt outstanding. Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2013. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2013. The amounts below include payments on the Entergy Louisiana and System Energy sale-leaseback transactions, which are included in long-term debt on the balance sheet.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Long-term debt maturities and estimated interest payments	2014	2015	2016	2017-2018	after 2018
	(In Millions)
Utility	$942	$1,095	$754	$2,328	$12,240
Entergy Wholesale Commodities	15	19	2	4	55
Parent and Other	72	616	51	808	489
Total	$1,029	$1,730	$807	$3,140	$12,784

Note 5 to the financial statements provides more detail concerning long-term debt outstanding.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2018. Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility. The commitment fee is currently 0.275% of the commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate for the year ended December 31, 2013 was 1.96% on the drawn portion of the facility.

As of December 31, 2013, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$255	$8	$3,237

(a)The capacity decreases to $3,490 in March 2017.

A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above. Entergy is currently in compliance with the covenant. If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility’s maturity date may occur.

In September 2012, Entergy implemented a commercial paper program, and in July 2013 the Board increased the commercial paper program limit to $1.5 billion. As of December 31, 2013, Entergy Corporation had approximately $1,045 million of commercial paper outstanding. The weighted-average interest rate for the year ended December 31, 2013 was 0.84%.

Capital lease obligations are a minimal part of Entergy’s overall capital structure. Following are Entergy’s payment obligations under those leases.

	2014	2015	2016	2017-2018	after 2018
	(In Millions)
Capital lease payments	$5	$5	$4	$8	$30

The capital leases are discussed in Note 10 to the financial statements.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2013 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2013
Entergy Arkansas	April 2014	$20 million (b)	1.75%	—
Entergy Arkansas	March 2018	$150 million (c)	1.67%	—
Entergy Gulf States Louisiana	March 2018	$150 million (d)	1.67%	—
Entergy Louisiana	March 2018	$200 million (e)	1.67%	—
Entergy Mississippi	May 2014	$35 million (f)	1.92%	—
Entergy Mississippi	May 2014	$20 million (f)	1.92%	—
Entergy Mississippi	May 2014	$37.5 million (f)	1.92%	—
Entergy New Orleans	November 2014	$25 million (g)	1.64%	—
Entergy Texas	March 2018	$150 million (h)	1.92%	—

(a)	The interest rate is the rate as of December 31, 2013 that would be applied to outstanding borrowings under the facility.

(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2013, $0.2 million in letters of credit were outstanding.  The credit facility requires Entergy Arkansas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2013, $15.2 million in letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2013, $7.0 million in letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization.

(f)
The credit facilities require Entergy Mississippi to maintain a debt ratio of 65% or less of its total capitalization. Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.

(g)	The credit facility requires Entergy New Orleans to maintain a debt ratio of 65% or less of its total capitalization.

(h)
The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2013, $25 million in letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization.

In addition, Entergy Mississippi and Entergy New Orleans each entered into an uncommitted letter of credit facility as a means to post collateral to support its obligations related to MISO.  As of December 31, 2013, a $21 million letter of credit was outstanding under Entergy Mississippi’s letter of credit facility and a $8.5 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility. As of December 31, 2013, the letter of credit fee on outstanding letters of credit under the Entergy Mississippi and Entergy New Orleans letter of credit facilities was 1.50%.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows. Following are Entergy’s payment obligations as of December 31, 2013 on non-cancelable operating leases with a term over one year:

	2014	2015	2016	2017-2018	after 2018
	(In Millions)
Operating lease payments	$106	$90	$65	$84	$111

The operating leases are discussed in Note 10 to the financial statements.

Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2014	2015-2016	2017-2018	after 2018	Total
	(In Millions)
Long-term debt (a)	$1,029	$2,537	$3,140	$12,784	$19,490
Capital lease payments (b)	$5	$9	$8	$30	$52
Operating leases (b)	$106	$155	$84	$111	$456
Purchase obligations (c)	$1,738	$2,877	$2,379	$9,526	$16,520

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Lease obligations are discussed in Note 10 to the financial statements.

(c)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  Almost all of the total are fuel and purchased power obligations.

In addition to the contractual obligations, Entergy currently expects to contribute approximately $400 million to its pension plans and approximately $74.1 million to other postretirement plans in 2014, although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. See "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy has $193 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy’s equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);

•	permit the continued commercial operation of Grand Gulf;

•	pay in full all System Energy indebtedness for borrowed money when due; and

•	enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy’s rights in the agreement as security for the specific debt.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments by operating segment for 2014 through 2016.

Planned construction and capital investments	2014	2015	2016
	(In Millions)
Utility:
Generation	$650	$640	$590
Transmission	515	635	570
Distribution	575	545	565
Other	155	180	150
Total	1,895	2,000	1,875
Entergy Wholesale Commodities	420	380	230
Total	$2,315	$2,380	$2,105

Planned construction and capital investments refer to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth, and includes spending for the nuclear and non-nuclear plants at Entergy Wholesale Commodities. In addition to routine capital projects, they also refer to amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following:

•
The currently planned construction or purchase of additional generation supply sources within the Utility’s service territory through the Utility’s portfolio transformation strategy, including a self-build option at Entergy Louisiana’s Ninemile site identified in the Summer 2009 Request for Proposal, discussed below.

•	Entergy Wholesale Commodities investments associated with specific investments such as dry cask storage, nuclear license renewal, NYPA value sharing, component replacements, software, and security.

•
Environmental compliance spending. Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis and the implementation of new environmental laws and regulations.

•	NRC post-Fukushima requirements for the Utility and Entergy Wholesale Commodities nuclear fleets.

•	Transmission spending to support economic development projects.

For the next several years, the Utility’s owned generating capacity is projected to be adequate to meet MISO reserve requirements; however, in the longer-term additional supply resources will be needed, and its supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. Estimated capital expenditures are also subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station. Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades. Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 25% of the capacity and energy generated by Ninemile 6. The

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans. In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity. In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana. Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction contractor. All major permits and approvals required to begin construction have been obtained and construction is in progress.

Under the terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans beginning in the month after the unit is placed in service. In November 2013, Entergy Louisiana and Entergy Gulf States Louisiana filed a joint application with the LPSC to certify the estimated first year revenue requirement associated with Ninemile 6 that will be placed into rates. Entergy New Orleans expects to initiate a rate proceeding prior to the expected in-service date.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities. At its January 2014 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since the second quarter 2010. Entergy paid $593 million in 2013, $589 million in 2012, and $590 million in 2011 in cash dividends on its common stock.

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options, restricted stock, performance units, and restricted unit awards to key employees, which may be exercised to obtain shares of Entergy’s common stock. According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market. Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.

In addition to the authority to fund grant exercises, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. As of December 31, 2013, $350 million of authority remains under the $500 million share repurchase program. The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•	internally generated funds;

•	cash on hand ($739 million as of December 31, 2013);

•	securities issuances;

•	bank financing under new or existing facilities or commercial paper; and

•	sales of assets.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future.

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2013, under provisions

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

in their mortgage indentures, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $394.9 million and $68.5 million, respectively. All debt and common and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their preferred equity and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. Entergy believes that the Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs.

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy (except securities with maturities longer than one year issued by Entergy Arkansas and Entergy New Orleans, which are subject to the jurisdiction of the APSC and the City Council, respectively). No regulatory approvals are necessary for Entergy Corporation to issue securities. The current FERC-authorized short-term borrowing limits are effective through October 31, 2015. Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2015. Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2015. Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2014. In addition to borrowings from commercial banks, the FERC short-term borrowing orders authorize the Registrant Subsidiaries to continue as participants in the Entergy System money pool. The money pool is an intercompany borrowing arrangement designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed the FERC-authorized limits. See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to portions of Entergy's service area in Louisiana, and to a lesser extent in Mississippi and Arkansas.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.

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

The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Gulf States Louisiana and Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of each company’s costs. The LPSC Staff also supported the requests to re-establish storm reserves of $90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana. One intervenor filed testimony recommending storm reserve levels of $70 million for Entergy Gulf States Louisiana and $100 million for Entergy Louisiana, but takes no position on the prudence of the Hurricane Isaac system restoration costs. An evidentiary hearing took place in December 2013, and an LPSC decision is expected in 2014.

Total restoration costs for the repair and/or replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

account to partially offset these costs. Entergy New Orleans plans to make a filing with the City Council in the first quarter of 2014 seeking certification of these costs.

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011 the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the canceled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate of 2.04% and an expected maturity date of June 2021.  There is no recourse to Entergy or Entergy Louisiana in the event of a bond default. See Note 5 to the financial statements for additional discussion of the issuance of the investment recovery bonds.

Cash Flow Activity

As shown in Entergy’s Statements of Cash Flows, cash flows for the years ended December 31, 2013, 2012, and 2011 were as follows.

	2013	2012	2011
	(In Millions)
Cash and cash equivalents at beginning of period	$533	$694	$1,295

Net cash provided by (used in):
Operating activities	3,189	2,940	3,128
Investing activities	(2,602)	(3,639)	(3,447)
Financing activities	(381)	538	(282)
Net increase (decrease) in cash and cash equivalents	206	(161)	(601)

Cash and cash equivalents at end of period	$739	$533	$694

Operating Activities

2013 Compared to 2012

Net cash provided by operating activities increased by $249 million in 2013 compared to 2012 primarily due to:

•	increased recovery of deferred fuel costs;

•	higher Utility net revenues in 2013 resulting from additional generation investments made in 2012;

•	proceeds of $72 million associated with the payments received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel;

•
a decrease of approximately $84 million in storm restoration spending in 2013 due to Hurricane Isaac in August 2012, offset by an increase of approximately $23 million in storm restoration spending in 2013 due to the Arkansas December 2012 winter storm;

•
a refund of $30.6 million, including interest, paid to AmerenUE in June 2012. The FERC ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments previously collected. See Note 2 to the financial statements for further discussion of the FERC order; and

•	a decrease of $14 million in spending on nuclear refueling outages in 2013 as compared to the same period in prior year.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

These increases in cash flow were partially offset by:

•	an increase of $79 million in income tax payments primarily due to state income tax effects of the settlement of the 2004-2005 IRS audit in the fourth quarter 2012;

•
an increase of $52 million in lump sum retirement payments out of the non-qualified pension plan, partially offset by a decrease of $7 million in pension contributions. See "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits" below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding;

•	the decrease in Entergy Wholesale Commodities net revenue that was discussed previously; and

•	approximately $25 million in spending related to the generator stator incident at ANO, as discussed previously.

2012 Compared to 2011

Entergy's net cash provided by operating activities decreased by $188 million in 2012 compared to 2011 primarily due to:

•	the decrease in Entergy Wholesale Commodities net revenue that is discussed previously;

•	Hurricane Isaac storm restoration spending of $98 million in 2012;

•
income tax payments of $49.2 million in 2012 compared to income tax refunds of $2 million in 2011. The income tax payments in 2012 were primarily due to state income tax effects of the settlement of the 2006-2007 IRS audit; and

•
a refund of $30.6 million, including interest, paid to AmerenUE in June 2012. The FERC ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments previously collected. See Note 2 to the financial statements for further discussion of the FERC order.

These decreases were partially offset by a decrease of $230 million in pension contributions. See "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

2013 Compared to 2012

Net cash used in investing activities decreased by $1,038 million in 2013 compared to 2012 primarily due to:

•
the acquisitions of the Hot Spring plant by Entergy Arkansas and the Hinds plant by Entergy Mississippi in November 2012. See Note 15 to the financial statements for further discussion of these plant acquisitions;

•
the withdrawal of a total of $260 million from storm reserve escrow accounts in 2013, primarily by Entergy Gulf States Louisiana and Entergy Louisiana, after Hurricane Isaac. See Note 2 to the financial statements for a discussion of Hurricane Isaac;

•
a decrease in construction expenditures, primarily in the Utility business, resulting from spending in 2012 on the uprate project at Grand Gulf and storm restoration spending in 2012 resulting from the Arkansas December 2012 winter storm and Hurricane Isaac, substantially offset by spending in 2013 on the Ninemile 6 self-build project and spending in 2013 related to the generator stator incident at ANO, as discussed previously. Entergy’s construction spending plans for 2014 through 2016 are discussed further in “Capital Expenditure Plans and Other Uses of Capital” above; and

•	proceeds of $140 million from the sale in November 2013 of Entergy Solutions District Energy. See Note 15 to the financial statements for further discussion of the sale.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The decrease was partially offset by:

•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statement of Cash Flows, as Entergy returned $50 million more net deposits in 2013 than 2012. Entergy Wholesale Commodities’s forward sales contracts are discussed in the “Market and Credit Risk Sensitive Instruments” section below; and

•	proceeds of $21 million in 2013 compared to proceeds of $109 million in 2012 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel.

2012 Compared to 2011

Net cash used in investing activities increased by $192 million in 2012 compared to 2011 primarily due to an increase in construction expenditures, primarily in the Utility business resulting from Hurricane Isaac restoration spending, the uprate project at Grand Gulf, the Ninemile Unit 6 self-build project, and the Waterford 3 steam generator replacement project in 2012.

This increase was partially offset by:

•
a decrease of $190 million in payments for the purchase of plants resulting from the purchase of the Hot Spring Energy Facility by Entergy Arkansas for approximately $253 million in November 2012, the purchase of the Hinds Energy Facility by Entergy Mississippi for approximately $206 million in November 2012, the purchase of the Acadia Power Plant by Entergy Louisiana for approximately $300 million in April 2011, and the purchase of the Rhode Island State Energy Center for approximately $346 million by an Entergy Wholesale Commodities subsidiary in December 2011. These transactions are described in more detail in Note 15 to the financial statements;

•	proceeds received from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel; and

•
a decrease in nuclear fuel purchases because of variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

2013 Compared to 2012

Financing activities used $381 million in net cash in 2013 compared to providing $538 million in net cash in 2012 primarily due to:

•
long-term debt activity using approximately $69 million of cash in 2013 compared to providing $348 million of cash in 2012. The most significant long-term debt activity in 2013 included the net issuance of approximately $520 million of long-term debt at the Utility operating companies and System Energy and Entergy Corporation decreasing borrowings outstanding on its long-term credit facility by $540 million. Entergy Corporation issued $380 million of commercial paper in 2013 and $665 million in 2012, in part, to repay borrowings on its long-term credit facility;

•	a net decrease of $136 million in short-term borrowings by the nuclear fuel company variable interest entities; and

•	$51 million in proceeds from the sale to a third party in 2012 of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests.

For the details of Entergy's commercial paper program and the nuclear fuel company variable interest entities’ short-term borrowings, see Note 4 to the financial statements. See Note 5 to the financial statements for details of long-term debt and Entergy's commercial paper program.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

2012 Compared to 2011

Entergy’s financing activities provided $538 million of cash in 2012 compared to using $282 million of cash in 2011 primarily due to the following activity:

•
long-term debt activity provided approximately $348 million of cash in 2012 compared to $554 million of cash in 2011. The most significant long-term debt activity in 2012 included the net issuance of $1.1 billion of long-term debt at the Utility operating companies and System Energy, the issuance of $500 million of senior notes by Entergy Corporation, and Entergy Corporation decreasing borrowings outstanding on its long-term credit facility by $1.1 billion. Entergy Corporation issued $665 million of commercial paper in 2012 to repay borrowings on its long-term credit facility;

•	Entergy repurchasing $235 million of its common stock in 2011, as discussed below;

•	a net increase in 2012 of $51 million in short-term borrowings by the nuclear fuel company variable interest entities; and

•	$51 million in proceeds from the sale to a third party in 2012 of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests.

For the details of Entergy’s long-term debt outstanding, see Note 5 to the financial statements.

Rate, Cost-recovery, and Other Regulation

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that the Utility operating companies and System Energy charge for their services significantly influence Entergy’s financial position, results of operations, and liquidity. These companies are regulated and the rates charged to their customers are determined in regulatory proceedings. Governmental agencies, including the APSC, the City Council, the LPSC, the MPSC, the PUCT, and the FERC, are primarily responsible for approval of the rates charged to customers. Following is a summary of the Utility operating companies’ authorized returns on common equity:

Company	Authorized Return on Common Equity

Entergy Arkansas	9.3%
Entergy Gulf States Louisiana	9.15%-10.75% Electric; 9.45%-10.45% Gas
Entergy Louisiana	9.15% - 10.75%
Entergy Mississippi	9.76% - 11.83%
Entergy New Orleans	10.7% - 11.5% Electric; 10.25% - 11.25% Gas
Entergy Texas	9.8%

The Utility operating companies’ base rate, fuel and purchased power cost recovery, and storm cost recovery proceedings are discussed in Note 2 to the financial statements. The Entergy Arkansas authorized return on common equity is subject to pending rehearing.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Federal Regulation

Entergy’s Integration Into the MISO Regional Transmission Organization

On December 19, 2013, the Utility operating companies successfully completed their planned integration into the MISO RTO. Integration into the MISO RTO was the culmination of efforts undertaken by the Utility operating companies consistent with FERC’s order, issued in 2000, encouraging utilities to voluntarily place their transmission facilities under the control of an independent regional transmission organization (RTO). Initially, these efforts led to the establishment of Southwest Power Pool (SPP), an RTO, in November 2006, as the Independent Coordinator of Transmission (ICT) for the Utility operating companies, with responsibility for certain transmission tariff functions, including granting or denying transmission service, administering OASIS, evaluating all transmission requests, and serving as the reliability coordinator. Also as part of these initial efforts, an Entergy Regional State Committee (E-RSC), comprised of one representative from each of the Utility operating companies’ retail regulators, was formed. In concert with the FERC, the E-RSC retained an independent entity to conduct a cost-benefit analysis comparing the option of continuing the ICT arrangement to proposals under which Entergy would join the SPP RTO or the MISO RTO. This analysis, completed in 2011, showed that joining the MISO RTO would be expected to provide the most benefits to the Utility operating companies’ customers of these options.

On April 25, 2011, Entergy announced that each of the Utility operating companies proposed to join the MISO RTO, an RTO operating in several U.S. states and also in Canada. On December 19, 2013, the Utility operating companies integrated into the MISO RTO. Becoming a member of MISO does not affect the ownership by the Utility operating companies of their transmission facilities or the responsibility for maintaining those facilities. With the Utility operating companies fully integrated as members, however, MISO assumed control of transmission planning and congestion management and, through its Day 2 market, MISO provides schedules and pricing for the commitment and dispatch of generation that is offered into MISO’s markets, as well as pricing for load that bids into the market.

After the April 2011 announcement, each of the Utility operating companies filed an application with its retail regulator concerning the proposal to join MISO and transfer functional control of each company’s transmission assets to MISO. The applications to join MISO sought a finding that membership in MISO is in the public interest.

The LPSC voted to grant Entergy Gulf States Louisiana’s and Entergy Louisiana’s application for transfer of control to MISO, subject to conditions, in May 2012 and issued its order in June 2012.

In October 2012 the APSC authorized Entergy Arkansas to sign the MISO Transmission Owners Agreement and move forward with the MISO integration process. The APSC stated in its order that it would give conditional approval of Entergy Arkansas’s application upon MISO’s filing with the APSC proof of approval by the appropriate MISO entities of certain governance enhancements. In April 2013 the APSC issued an order resolving the outstanding issues in Entergy Arkansas’s change of control docket and granted Entergy Arkansas’s application subject to the conditions set forth in the APSC’s October 2012 order. In September 2013 the APSC issued an order directing Entergy Arkansas and MISO to show cause why the APSC should not find that Entergy Arkansas and MISO were in violation of certain conditions. In October 2013, Entergy Arkansas and MISO submitted testimony in compliance with the show cause order. In November 2013 the APSC issued an order in which it found that Entergy Arkansas and MISO are not currently in violation of the conditions addressed in the show cause order, but directed that Entergy Arkansas and MISO demonstrate, through monthly testimony, that Entergy Arkansas and MISO are moving forward with full compliance with those conditions, and that Entergy Arkansas and MISO advise the APSC of FERC filings or FERC orders related to compliance with those conditions.

In September 2012, Entergy Mississippi and the Mississippi Public Utilities Staff filed a joint stipulation indicating that they agree that Entergy Mississippi’s proposed transfer of functional control of its transmission facilities to MISO is in the public interest, subject to certain contingencies and conditions. In November 2012 the MPSC issued an order approving a joint stipulation filed by Entergy Mississippi and the Mississippi Public Utilities Staff, concluding

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

that Entergy Mississippi’s proposed transfer of functional control of its transmission facilities to MISO is in the public interest, subject to certain conditions.

In November 2012 the City Council issued a resolution concerning the application of Entergy New Orleans. In its resolution, the City Council approved a settlement agreement agreed to by Entergy New Orleans, Entergy Louisiana, MISO, and the advisors to the City Council related to joining MISO and found that it is in the public interest for Entergy New Orleans and Entergy Louisiana to join MISO, subject to certain conditions.

Entergy Texas submitted its change of control filing in April 2012. In August 2012 parties in the PUCT proceeding, with the exception of SPP, filed a non-unanimous settlement. The substance of the settlement is that it is in the public interest for Entergy Texas to transfer operational control of its transmission facilities to MISO under certain conditions. In October 2012 the PUCT issued an order approving the transfer as in the public interest, subject to the terms and conditions in the settlement, with several additional terms and conditions requested by the PUCT and agreed to by the settling parties. In particular, the settlement and the PUCT order required Entergy Texas, unless otherwise directed by the PUCT, to provide by October 31, 2013 its notice to exit the System Agreement, subject to certain conditions. In addition, the PUCT order requires Entergy Texas, as well as Entergy Corporation and Entergy Services, Inc., to exercise reasonable best efforts to engage the Utility operating companies and their retail regulators in searching for a consensual means, subject to FERC approval, of allowing Entergy Texas to exit the System Agreement prior to the end of the mandatory 96-month notice period.

With these actions on their applications, the Utility operating companies obtained from all of the retail regulators the public interest findings sought by the Utility operating companies in order to move forward with their plan to join MISO. Each of the retail regulators’ orders includes conditions, some of which entail compliance prospectively.

In December 2012 the PUCT Staff filed a memo in the proceeding established by the PUCT to track compliance with its October 2012 order. In the memo, the PUCT Staff expressed concerns about the effect of Entergy Texas’s exit from the System Agreement on PPAs for gas and oil-fired generation units owned by Entergy Texas and Entergy Gulf States Louisiana that were entered into upon the December 2007 jurisdictional separation of Entergy Gulf States, Inc. and, further, expressed concerns about the implications of these issues as they relate to the continuing validity of the PUCT’s October 2012 order regarding MISO. Entergy Texas subsequently filed a position statement relating that Entergy Texas’s exit from the System Agreement would trigger the termination of the PPAs of concern to the PUCT Staff. Entergy Texas expressed its continuing commitment to work collaboratively with the PUCT Staff and other parties to address ongoing issues and challenges in implementing the PUCT order including any potential effect from termination of the PPAs. In January 2013, Entergy Texas filed an updated analysis assessing the effect on the benefits of MISO membership of terminating the particular PPAs addressed in Entergy Texas's Statement of Position upon Entergy Texas's exit from the System Agreement, and determined that termination of these PPAs did not adversely affect the benefits of the move to MISO once Entergy Texas exits the System Agreement. An independent consultant was retained to assist the PUCT Staff in its assessment of the analysis. In April 2013 the PUCT staff filed a study performed by its independent consultant assessing Entergy Texas’s January 2013 updated analysis of the effect of termination of certain PPAs on Entergy Texas’s costs upon Entergy Texas’s exit from the System Agreement. While the independent consultant study concluded that the adjustments made in Entergy Texas’s updated analysis were analytically correct, the consultant also recommended further study regarding the effect of the termination of the PPAs on the benefits associated with Entergy Texas joining MISO. Entergy Texas filed a response to the consultant study, noting a number of errors in the analysis and recommending against any further study of this matter. Entergy Texas subsequently agreed to fund further analysis, to be performed by a different independent consultant for the PUCT, regarding the effects of termination of these PPAs. In August 2013 the report of the PUCT’s second independent consultant regarding the effects of termination of these PPAs was filed with the PUCT as part of a larger report addressing the results of the consultant’s comprehensive analysis of Entergy Texas’s transition to operations post-exit from the System Agreement. The report concluded (consistent with Entergy Texas’s updated analysis) that under both the “Foundation Case” capacity price forecast and the high capacity price sensitivity that were performed, Entergy Texas and its customers would be better off on a present-value basis if these PPAs terminate. Under the low capacity price sensitivity, there was a net cost to Entergy Texas customers if these PPAs terminate. Consistent with the requirements

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

of the PUCT conditional order approving the change in control to MISO, on October 18, 2013, Entergy Texas gave notice of cancellation to terminate its participation in the System Agreement.

Beginning in 2011, the Utility operating companies and the MISO RTO began submitting various filings with the FERC that contained many of the rates, terms and conditions that would govern the Utility operating companies integration into the MISO RTO. These filings included, but are not limited to, proposals to address the allocation of transmission upgrade costs, an extension of the E-RSC arrangement, enhanced authority for the Organization of MISO States, Inc., and other numerous other matters. The Utility operating companies and the MISO RTO received the FERC orders necessary for those companies to integrate into the MISO RTO on December 19, 2013 consistent with the approvals obtained from Entergy’s retail regulators, although some proceedings remain pending at FERC.

In January 2013, Occidental Chemical Corporation filed with the FERC a petition for declaratory judgment and complaint against MISO alleging that MISO’s proposed treatment of Qualifying Facilities (QFs) in the Entergy region is unduly discriminatory in violation of sections 205 and 206 of the Federal Power Act and violates PURPA and the FERC’s implementing regulations. Occidental’s filing asks that the FERC declare that MISO’s QF integration plan is unlawful, find that the plan cannot be implemented because MISO did not file it pursuant to section 205 of the Federal Power Act, and direct that MISO modify certain aspects of the plan. Entergy sought to intervene and filed a protest to the pleadings.

In February 2013, Entergy Services, on behalf of the Utility operating companies, made a filing with the FERC requesting to adopt the standard Attachment O formula rate template used by transmission owners to establish transmission rates within MISO. The filing proposed four transmission pricing zones for the Utility operating companies, one for Entergy Arkansas, one for Entergy Mississippi, one for Entergy Texas, and one for Entergy Louisiana, Entergy Gulf States Louisiana, and Entergy New Orleans. In June 2013 the FERC issued an order accepting the use of four transmission pricing zones and set for hearing and settlement judge procedures those issues of material fact that FERC decided could not be resolved based on the existing record. Several parties, including the City Council, filed requests for rehearing of the June 2013 order. On February 20, 2014, the FERC issued an order addressing the rehearing requests. Among other things, the FERC denied rehearing and affirmed its prior decision allowing the four transmission pricing zones for the Utility operating companies in MISO. The FERC granted rehearing and set for hearing and settlement judge proceedings certain challenges of MISO's regional through and out rates.

System Agreement

The FERC regulates wholesale rates (including Entergy Utility intrasystem energy allocations pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC. Certain of the Utility operating companies’ retail regulators and other parties are pursuing litigation involving the System Agreement at the FERC. The proceedings include challenges to the allocation of costs as defined by the System Agreement and allegations of imprudence by the Utility operating companies in their execution of their obligations under the System Agreement. See Note 2 to the financial statements for discussions of this litigation.

Utility Operating Company Notices of Termination of System Agreement Participation

Citing its concerns that the benefits of its continued participation in the current form of the System Agreement have been seriously eroded, in December 2005, Entergy Arkansas submitted its notice that it will terminate its participation in the current System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In October 2007 the MPSC issued a letter confirming its belief that Entergy Mississippi should exit the System Agreement in light of the recent developments involving the System Agreement. In November 2007, Entergy Mississippi provided its written notice to terminate its participation in the System Agreement effective ninety-six (96) months from the date of the notice or such earlier date as authorized by the FERC.

In February 2009, Entergy Arkansas and Entergy Mississippi filed with the FERC their notices of cancellation to terminate their participation in the System Agreement, effective December 18, 2013 and November 7, 2015, respectively. In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96-month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal. In February 2011 the FERC denied the LPSC’s and the City Council’s rehearing requests. In September and October 2012 the U.S. Court of Appeals for the D.C. Circuit denied the LPSC’s and the City Council’s appeals of the FERC decisions. In January 2013 the LPSC and the City Council filed a petition for a writ of certiorari with the U.S. Supreme Court. In May 2013 the U.S. Supreme Court denied the petition for a writ of certiorari.

In November 2012 the Utility operating companies filed amendments to the System Agreement with the FERC pursuant to section 205 of the Federal Power Act. The amendments consist primarily of the technical revisions needed to the System Agreement to (i) allocate certain charges and credits from the MISO settlement statements to the participating Utility operating companies; and (ii) address Entergy Arkansas’s withdrawal from the System Agreement. As noted in the filing, the Utility operating companies integration into MISO and the revisions to the System Agreement are the main feature of the Utility operating companies’ future operating arrangements, including the successor arrangements with respect to the departure of Entergy Arkansas from the System Agreement. The LPSC, MPSC, PUCT, and City Council filed protests at the FERC regarding the amendments filed in November 2012 and other aspects of the Utility operating companies’ future operating arrangements, including requests that the continued viability of the System Agreement in MISO (among other issues) be set for hearing by the FERC. On March 12, 2013, the Utility operating companies filed an answer to the protests. The answer proposed, among other things, that: (1) the FERC allow the System Agreement revisions to go into effect as of December 19, 2013, without a hearing and for an initial two-year transition period; (2) no later than October 18, 2013, Entergy Services submit a filing pursuant to section 205 of the Federal Power Act that provides Entergy Texas’s notice of cancellation to terminate participation in the System Agreement and responds to the PUCT’s position that Entergy Texas be allowed to terminate its participation prior to the end of the mandatory 96-month notice period; and (3) at least six months prior to the end of the two-year transition period, Entergy Services submits an additional filing under section 205 of the Federal Power Act that addresses the allocation of MISO charges and credits among the Utility operating companies that remain in the System Agreement. On December 18, 2013, the FERC issued an order accepting the revisions filed in November 2012, subject to a further compliance filing and other conditions. The FERC set one issue for hearing involving a settlement with Union Pacific regarding certain coal delivery issues. Consistent with the decisions described above, Entergy Arkansas's participation in the System Agreement terminated effective December 19, 2013.

In keeping with the commitments made in its March 2013 answer to the protests and after a careful evaluation of the basis for and continued reasonableness of the ninety-six month System Agreement termination notice period, the Utility operating companies filed with the FERC on October 11, 2013 to amend the System Agreement changing the notice period for an operating company to terminate its participation in the System Agreement from ninety-six months to sixty months. The proposed amendment also clarifies that the revised notice period will apply to any written notice of termination provided by an operating company on or after October 12, 2013. On October 18, 2013, Entergy Texas provided notice to terminate its participation in the System Agreement effective after expiration of the proposed 60-month notice period or such other period as approved by FERC. The proposed amendment and Entergy Texas’s termination notice are without prejudice to continuing efforts among affected operating companies and their retail regulators to search for a consensual means of allowing Entergy Texas an early exit from the System Agreement, which could be different from that proposed in the October 11, 2013 FERC filing. Comments on both filings were filed in November 2013.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The LPSC, the City Council, and the PUCT protested the proposed amendment to shorten the notice period for an operating company to terminate its participation in the System Agreement from ninety-six months to sixty months. The City Council argued that Entergy has not adequately supported its proposal to shorten the notice period from ninety-six months to sixty months and asked the FERC to either reject the amendment or set it for hearing. The PUCT supported shortening of the notice period, but argued that sixty months is not short enough and that the FERC should instead order Entergy to shorten the notice period to correspond to the time required for a Utility operating company to become operationally ready to participate in the MISO markets (but no longer than thirty-six months). The LPSC argued that the sixty-month proposal was not justified and failed to make provision for the consequences that would flow from a company’s withdrawal from the System Agreement. The LPSC and the City Council both separately protested Entergy Texas’s termination notice.

In January 2014 the LPSC issued a directive that no later than February 15, 2014, Entergy Louisiana and Entergy Gulf States Louisiana each shall provide notice of their intention to terminate their participation in the System Agreement and shall make the necessary filings at the FERC of such notice. The LPSC further directed that Entergy Louisiana and Entergy Gulf States Louisiana and LPSC Staff continue utilizing their reasonable best efforts to achieve a consensual resolution permitting early termination of the System Agreement. On February 14, 2014, Entergy Louisiana and Entergy Gulf States Louisiana provided notice of their respective decisions to terminate their participation in the System Agreement and made a filing with the FERC seeking acceptance of the notice. In the FERC filing, Entergy Louisiana and Entergy Gulf States Louisiana requested an effective date of February 14, 2019 or such other effective date approved by the FERC for the termination.

See also the discussion of the order of the PUCT concerning Entergy Texas’s proposal to join MISO discussed further in the “Federal Regulation - Entergy’s Integration Into the MISO Regional Transmission Organization” section above.

U.S. Department of Justice Investigation

In September 2010, Entergy was notified that the U.S. Department of Justice had commenced a civil investigation of competitive issues concerning certain generation procurement, dispatch, and transmission system practices and policies of the Utility operating companies. In November 2012 the U.S. Department of Justice issued a press release in which the U.S. Department of Justice stated, among other things, that the civil investigation concerning certain generation procurement, dispatch, and transmission system practices and policies of the Utility operating companies would remain open.  The release noted, however, the intention of each of the Utility operating companies to join MISO and Entergy’s agreement with ITC to undertake the spin-off and merger of Entergy’s transmission business.  The release stated that if Entergy follows through on these matters, the U.S. Department of Justice’s concerns will be resolved. The release further stated that the U.S. Department of Justice will monitor developments, and in the event that Entergy does not make meaningful progress, the U.S. Department of Justice can and will take appropriate enforcement action, if warranted. On December 13, 2013, Entergy and ITC mutually agreed to terminate the transaction following denial by the MPSC of the joint application related to the transaction. On December 19, 2013, the Utility operating companies successfully completed their planned integration into the MISO RTO.

Market and Credit Risk Sensitive Instruments

Market risk is the risk of changes in the value of commodity and financial instruments, or in future net income or cash flows, in response to changing market conditions.  Entergy holds commodity and financial instruments that are exposed to the following significant market risks.

•	The commodity price risk associated with the sale of electricity by the Entergy Wholesale Commodities business.

•
The interest rate and equity price risk associated with Entergy’s investments in pension and other postretirement benefit trust funds.  See Note 11 to the financial statements for details regarding Entergy’s pension and other postretirement benefit trust funds.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
The interest rate and equity price risk associated with Entergy’s investments in nuclear plant decommissioning trust funds, particularly in the Entergy Wholesale Commodities business.  See Note 17 to the financial statements for details regarding Entergy’s decommissioning trust funds.

•
The interest rate risk associated with changes in interest rates as a result of Entergy’s issuances of debt.  Entergy manages its interest rate exposure by monitoring current interest rates and its debt outstanding in relation to total capitalization.  See Notes 4 and 5 to the financial statements for the details of Entergy’s debt outstanding.

The Utility has limited exposure to the effects of market risk because it operates primarily under cost-based rate regulation. To the extent approved by their retail regulators, the Utility operating companies hedge the exposure to price volatility inherent in their purchased power, fuel, and gas purchased for resale costs that are recovered from customers.

Entergy’s commodity and financial instruments are exposed to credit risk.  Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract or agreement.  Entergy is also exposed to a potential demand on liquidity due to credit support requirements within its supply or sales agreements.

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities's core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’s forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, put and/or call options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivity are provided to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the table below represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’s current forward capacity and generation contracts as well as total revenue projections based on market prices as of December 31, 2013.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2014	2015	2016	2017	2018
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	25%	15%	16%	14%	14%
Unit-contingent with availability guarantees (c)	16%	15%	14%	15%	3%
Firm LD (d)	59%	44%	10%	—%	—%
Offsetting positions (e)	(26%)	—%	—%	—%	—%
Total	74%	74%	40%	29%	17%
Planned generation (TWh) (f) (g)	39	35	36	35	35
Average revenue per MWh on contracted volumes:
Minimum	$47	$43	$47	$51	$56
Expected based on market prices as of Dec. 31, 2013	$50	$49	$49	$52	$56
Sensitivity: -/+ $10 per MWh market price change	$48-$52	$45-$54	$47-$51	$51-$54	$56

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	16%	18%	18%	18%	18%
Capacity contracts (j)	28%	15%	15%	6%	—%
Total	44%	33%	33%	24%	18%
Planned net MW in operation (g)	5,011	4,406	4,406	4,406	4,406
Average revenue under contract per kW per month (applies to capacity contracts only)	$2.7	$3.2	$3.4	$3.6	$—

Total Nuclear Energy and Capacity Revenues (m)
Expected sold and market total revenue per MWh	$55	$50	$49	$50	$51
Sensitivity: -/+ $10 per MWh market price change	$51-$59	$45-$56	$42-$56	$43-$57	$43-$59

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2014	2015	2016	2017	2018
Energy
Percent of planned generation under contract (a):
Cost-based contracts (k)	33%	35%	34%	32%	33%
Firm LD (d)	6%	6%	6%	6%	6%
Total	39%	41%	40%	38%	39%
Planned generation (TWh) (f) (l)	6	6	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (k)	24%	24%	24%	26%	26%
Bundled capacity and energy contracts (i)	8%	8%	8%	8%	8%
Capacity contracts (j)	53%	53%	53%	23%	—%
Total	85%	85%	85%	57%	34%
Planned net MW in operation (l)	1,052	1,052	1,052	977	977

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

(g)
Assumes NRC license renewals for plants whose current licenses expire within five years. Assumes shutdown of Vermont Yankee in the fourth quarter 2014 and uninterrupted normal operation at remaining plants. NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations) and Indian Point 3 (December 2015). For a discussion regarding the shutdown of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above.

(h)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.

(i)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.

(j)	A contract for the sale of an installed capacity product in a regional market.

(k)
Contracts priced in accordance with cost-based rates, a ratemaking concept used for the design and development of rate schedules to ensure that the filed rate schedules recover only the cost of providing the service; these contracts are on owned non-utility resources located within Entergy’s Utility service area and were executed prior to receiving market-based authority under MISO. The percentage sold assumes approval of long-term transmission rights.

(l)
Non-nuclear planned generation and net MW in operation include purchases from affiliated and non-affiliated counterparties under long-term contracts and exclude energy and capacity from Entergy Wholesale Commodities’s wind investment and from the 544 MW Ritchie plant that Entergy retired in November 2013. The decrease in planned net MW in operation beginning in 2017 is due to the expiration of a non-affiliated 75 MW contract.

(m)	Includes expectations for the new New York ISO Lower Hudson Valley capacity zone starting in May 2014.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $240 million in 2014 and would have had a corresponding effect on pre-tax income of $125 million in 2013. A negative $10 per MWh change in the annual average energy price in the markets based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($91) million in 2014 and would have had a corresponding effect on pre-tax income of ($76) million in 2013.

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, NYPA and the subsidiaries that own the FitzPatrick and Indian Point 3 plants amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

amended value sharing agreements, the Entergy subsidiaries agreed to make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year’s output is due by January 15 of the following year.  Entergy will record the liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  In 2013, 2012, and 2011, Entergy Wholesale Commodities recorded a liability of approximately $72 million for generation during each of those years.  An amount equal to the liability was recorded each year to the plant asset account as contingent purchase price consideration for the plants.  This amount will be depreciated over the expected remaining useful life of the plants.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At December 31, 2013, based on power prices at that time, Entergy had liquidity exposure of $274 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $104 million of posted cash collateral.  As of December 31, 2013, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $123 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2013, Entergy would have been required to provide approximately $113 million of additional cash or letters of credit under some of the agreements.

As of December 31, 2013, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2017 have public investment grade credit ratings.

Nuclear Matters

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders and an estimate of the full amount of the increased costs cannot be made at this time.

With the issuance of the three orders, the NRC also provided members of the public an opportunity to request a hearing.  Two established anti-nuclear groups, Pilgrim Watch and Beyond Nuclear, filed hearing requests, focused on Pilgrim, regarding two of the three orders.  These requests sought to have the NRC impose expanded remedial requirements to address the issues raised by the NRC’s orders.  Beyond Nuclear subsequently withdrew its hearing request and the NRC’s ASLB denied Pilgrim Watch’s hearing request.  Pilgrim Watch appealed the Board’s decision to the NRC, which affirmed the Board’s decision in January 2013.

In June 2012 the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings. The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

environmental effects in reaching these conclusions. The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that NEPA requires the NRC to address before it issues a renewed license. Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Grand Gulf and Indian Point 2 and 3. In August 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward. In September 2012 the NRC directed its staff to develop a revised Waste Confidence Decision within 24 months. In September 2013 the NRC published a draft of the revised Waste Confidence rule and supporting draft environmental impact statement for public comment. The NRC's current schedule calls for publication of a final rule and environmental impact statement no later than October 2014 with the effective date 30 days after publication.

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials within the reactor coolant system.  The issue is applicable at all nuclear units to varying degrees and is managed in accordance with industry standard practices and guidelines which include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

Critical Accounting Estimates

The preparation of Entergy’s financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in these assumptions and measurements could produce estimates that would have a material effect on the presentation of Entergy’s financial position, results of operations, or cash flows.

Nuclear Decommissioning Costs

Entergy subsidiaries own nuclear generation facilities in both the Utility and Entergy Wholesale Commodities operating segments. Regulations require Entergy subsidiaries to decommission the nuclear power plants after each facility is taken out of service, and cash is deposited in trust funds during the facilities’ operating lives in order to provide for this obligation. Entergy conducts periodic decommissioning cost studies to estimate the costs that will be incurred to decommission the facilities. The following key assumptions have a significant effect on these estimates.

•
Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant’s retirement must be estimated. A high probability that the plant’s license will be renewed and the plant will operate for some time beyond the original license term has been assumed for purposes of calculating the decommissioning liability for a number of Entergy’s nuclear units. Second, an assumption must be made whether all decommissioning activity will proceed immediately upon plant retirement, or whether the plant will be placed in SAFSTOR status. SAFSTOR is decommissioning a facility by placing it in a safe, stable condition that is maintained until it is subsequently decontaminated and dismantled to levels that permit license termination, normally within 60 years from permanent cessation of operations. A change of assumption regarding either the probability of license renewal, the period of continued operation, or the use of a SAFSTOR period can change the present value of the asset retirement obligations.

•
Cost Escalation Factors - Entergy’s current decommissioning cost studies include an assumption that decommissioning costs will escalate over present cost levels by factors ranging from approximately 2% to 3.25%. A 50 basis point change in this assumption could change the estimated present value of the decommissioning liabilities by approximately 9% to 18%. The timing assumption influences the effect of a

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

change in the estimated inflation or cost escalation rate because the effect increases with the length of time assumed before decommissioning activity ends.

•
Spent Fuel Disposal - Federal law requires the DOE to provide for the permanent storage of spent nuclear fuel, and legislation has been passed by Congress to develop a repository at Yucca Mountain, Nevada. The current Presidential administration, however, has defunded the Yucca Mountain project. The DOE has not yet begun accepting spent nuclear fuel and is in non-compliance with federal law. The DOE continues to delay meeting its obligation and Entergy's nuclear plant owners are continuing to pursue damages claims against the DOE for its failure to provide timely spent fuel storage. Until a federal site is available, however, nuclear plant operators must provide for interim spent fuel storage on the nuclear plant site, which can require the construction and maintenance of dry cask storage sites or other facilities. The costs of developing and maintaining these facilities during the decommissioning period can have a significant effect (as much as an average of 20% to 30% of total estimated decommissioning costs). Entergy’s decommissioning studies include cost estimates for spent fuel storage, when applicable. These estimates could change in the future, however, based on the timing when the DOE begins to fulfill its obligation to receive and store spent nuclear fuel.

•
Technology and Regulation - Over the past several years, more practical experience with the actual decommissioning of nuclear facilities has been gained and that experience has been incorporated into Entergy’s current decommissioning cost estimates. Given the long duration of decommissioning projects, additional experience, including technological advancements in decommissioning, could occur, however, and affect current cost estimates. In addition, if regulations regarding nuclear decommissioning were to change, this could significantly affect cost estimates.

•
Interest Rates - The estimated decommissioning costs that are the basis for the recorded decommissioning liability are discounted to present value using a credit-adjusted risk-free rate. When the decommissioning liability is revised, increases in cash flows are discounted using a current credit-adjusted risk-free rate. Decreases in estimated cash flows are discounted using the previously-used credit-adjusted risk-free rate. Therefore, to the extent that one of the factors noted above results in a significant increase in estimated cash flows, current interest rates will affect the calculation of the present value of the additional decommissioning liability.

    Future revisions of estimated decommissioning costs that decrease the liability also result in a decrease in the asset retirement cost asset. For the non-rate-regulated portions of Entergy’s business, these reductions will immediately increase net income if the reduction of the liability exceeds the amount of the undepreciated asset retirement cost asset at the date of the revision. Future revisions of estimated decommissioning costs that increase the liability also result in an increase in the asset retirement cost asset, which is then depreciated over the asset’s remaining economic life. For a plant that is shutdown, or is nearing its shutdown date, however, for the non-rate-regulated portions of Entergy’s business the increase in the liability will immediately decrease net income.

In the first quarter 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for a nuclear site as a result of a revised decommissioning cost study. The revised estimate resulted in a $46.6 million reduction in the decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset.

In the fourth quarter 2013, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $102.3 million increase in its decommissioning liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

In the fourth quarter 2013, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study. The revised estimate resulted in a $39.4 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In the third quarter 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Vermont Yankee as a result of a revised decommissioning cost study. The revised estimate resulted in a $58 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations of the plant. The asset retirement cost asset was included in the carrying value used to write down Vermont Yankee and related assets to their fair values in third quarter 2013.  See Note 1 to the financial statements for further discussion of the resulting impairment charge recorded in third quarter 2013.

In the fourth quarter 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Vermont Yankee. As a result of a settlement agreement regarding the remaining operation and decommissioning of Vermont Yankee, Entergy reassessed its assumptions regarding the timing of decommissioning cash flows. The reassessment resulted in a $27.2 million increase in the decommissioning cost liability and a corresponding impairment charge. See Note 1 to the financial statements for further discussion of the Vermont Yankee plant.

In the second quarter 2012, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study.  The revised estimate resulted in a $48.9 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement costs asset that will be depreciated over the remaining life of the unit.

In the second quarter 2012, Entergy Wholesale Commodities recorded a reduction of $60.6 million in the estimated decommissioning cost liability for a plant as a result of a revised decommissioning cost study.  The revised estimate resulted in a credit to decommissioning expense of $49 million, reflecting the excess of the reduction in the liability over the amount of the undepreciated asset retirement costs asset.

In the fourth quarter of 2011, Entergy Wholesale Commodities recorded a reduction of $34.1 million in the decommissioning cost liability for a plant as a result of a revised decommissioning cost study obtained to comply with a state regulatory requirement.  The revised cost study resulted in a change in the undiscounted cash flows and a credit to decommissioning expense of $34.1 million, reflecting the excess of the reduction in the liability over the amount of undepreciated assets.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Impairment of Long-lived Assets and Trust Fund Investments

Entergy has significant investments in long-lived assets in both of its operating segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment when there are indications that impairments may exist.  This evaluation involves a significant degree of estimation and uncertainty.  In the Entergy Wholesale Commodities business, Entergy’s investments in merchant generation assets are subject to impairment if adverse market conditions arise, if a unit plans to cease, or ceases, operation sooner than expected, or for certain nuclear units if their operating licenses are not renewed.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

If an asset is considered held for use, and Entergy concludes that an impairment analysis has been triggered under the accounting standards, the sum of the expected undiscounted future cash flows from the asset are compared to the asset’s carrying value.  The carrying value of the asset includes any capitalized asset retirement cost associated with the decommissioning liability, therefore changes in assumptions that affect the decommissioning liability can increase or decrease the carrying value of the asset subject to impairment.  If the expected undiscounted future cash flows exceed the carrying value, no impairment is recorded; if such cash flows are less than the carrying value, Entergy is required to record an impairment charge to write the asset down to its fair value.  If an asset is considered held for sale, an impairment is required to be recognized if the fair value (less costs to sell) of the asset is less than its carrying value.

These estimates are based on a number of key assumptions, including:

•
Future power and fuel prices - Electricity and gas prices can be very volatile.  This volatility increases the imprecision inherent in the long-term forecasts of commodity prices that are a key determinant of estimated future cash flows.

•
Market value of generation assets - Valuing assets held for sale requires estimating the current market value of generation assets.  While market transactions provide evidence for this valuation, these transactions are relatively infrequent, the market for such assets is volatile, and the value of individual assets is impacted by factors unique to those assets.

•
Future operating costs - Entergy assumes relatively minor annual increases in operating costs.  Technological or regulatory changes that have a significant effect on operations could cause a significant change in these assumptions.

•
Timing - Entergy currently assumes, for some of its nuclear units, that the plant’s license will be renewed.  A change in that assumption could have a significant effect on the expected future cash flows and result in a significant effect on operations.

For additional discussion regarding the planned shutdown of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.

Entergy evaluates investment securities with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  If Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other than temporary impairments relating to credit losses on debt securities in 2013, 2012, or 2011.  The assessment of whether an investment in an equity security has suffered an other than temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  As discussed in Note 1 to the financial statements, unrealized losses on equity securities that are considered other-than-temporarily impaired are recorded in earnings for Entergy Wholesale Commodities.  Entergy Wholesale Commodities did not record material charges to other income in 2013, 2012, or 2011 resulting from the recognition of other-than-temporary impairment of equity securities held in its decommissioning trust funds.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans that cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In December 2013, Entergy announced that employees hired or rehired after June 30, 2014, will participate in a new cash balance defined benefit pension plan and will be eligible to receive an enhanced employer matching contribution under one of the Entergy defined contribution plans, rather than the current final average pay defined benefit pension plan and employer matching contribution. These changes are prospective and have no effect on the December 31, 2013 pension obligation. Additionally, at the same time, Entergy announced changes to its other postretirement benefits which include, among other things, elimination of other postretirement benefits for employees hired or rehired after June 30, 2014 and setting a dollar limit cap on Entergy's contribution to retiree medical costs, effective 2019, for those employees who commence their Entergy retirement benefits on or after January 1, 2015. In accordance with accounting standards, certain of the other postretirement benefit changes have been reflected in the December 31, 2013 other postretirement obligation. The changes affecting active bargaining unit employees will be negotiated with their unions prior to implementation, where necessary, and to the extent required by law.

Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are affected by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate for the Utility and Entergy Wholesale Commodities segments.

Assumptions

Key actuarial assumptions utilized in determining these costs include:

•	Discount rates used in determining future benefit obligations;

•	Projected health care cost trend rates;

•	Expected long-term rate of return on plan assets;

•	Rate of increase in future compensation levels;

•	Retirement rates; and

•	Mortality rates.

Entergy reviews the first four assumptions listed above on an annual basis and adjusts them as necessary.  The falling interest rate environment over the past few years and volatility in the financial equity markets have affected Entergy’s funding and reported costs for these benefits.  In addition, these trends have caused Entergy to make a number of adjustments to its assumptions.

The retirement and mortality rate assumptions are reviewed every three-to-five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2011 actuarial study reviewed plan experience from 2007 through 2010.  As a result of the 2011 actuarial study, changes were made to reflect the expectation that participants have longer life expectancies and different retirement patterns than previously assumed.  These changes are reflected in the December 31, 2013, December 31, 2012 and December 31, 2011 financial disclosures.

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy’s projected stream of benefit payments.  Based on recent market trends, the discount rates used to calculate its 2013 qualified pension benefit obligation and 2014 qualified pension cost ranged from 5.04% to 5.26% for its specific pension plans (5.14% combined rate for all pension plans). The discount rates used to calculate its 2012 qualified pension benefit obligation and 2013 qualified pension cost ranged from 4.31% to 4.50%  for its specific pension plans (4.36% combined rate for all pension plans).   The discount rates used to calculate its 2011 qualified pension benefit obligation and 2012 qualified pension cost ranged from 5.1% to 5.2% for its specific pension plans (5.1% combined rate for all pension plans).   The discount rate used to calculate its 2013 other postretirement benefit obligation and 2014 other postretirement benefit cost was 5.05%.The discount rate used to calculate its 2012 other postretirement benefit obligation and 2013 other postretirement benefit cost was

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

4.36%.  The discount rate used to calculate its 2011 other postretirement benefit obligation and 2012 other postretirement benefit cost was 5.1%.

Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  Based on this review, Entergy’s assumed health care cost trend rate assumption used in measuring the December 31, 2013 accumulated postretirement benefit obligation and 2014 postretirement cost was 7.25% for pre-65 retirees and 7.00% for post-65 retirees for 2013, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees.  Entergy’s assumed health care cost trend rate assumption used in measuring the December 31, 2012 accumulated postretirement benefit obligation and 2013 postretirement cost was 7.50% for pre-65 retirees and 7.25% for post-65 retirees for 2013, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees. Entergy’s health care cost trend rate assumption used in measuring the December 31, 2011 accumulated postretirement benefit obligation and 2012 postretirement cost was 7.75% for pre-65 retirees and 7.5% for post-65 retirees for 2012, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees.

The assumed rate of increase in future compensation levels used to calculate 2013 and 2012 benefit obligations was 4.23%.

In determining its expected long-term rate of return on plan assets used in the calculation of benefit plan costs, Entergy reviews past performance, current and expected future asset allocations, and capital market assumptions of its investment consultant and investment managers.

Since 2003, Entergy has targeted an asset allocation for its qualified pension plan assets of roughly 65% equity securities and 35% fixed-income securities.  Entergy completed and adopted an optimization study in 2011 for the pension assets that recommended that the target asset allocation adjust dynamically over time, based on the funded status of the plan, from its current allocation to an ultimate allocation of 45% equity and 55% fixed income securities.  The ultimate asset allocation is expected to be attained when the plan is 105% funded.

The current target allocations for both Entergy's non-taxable postretirement benefit assets and its taxable other postretirement benefit assets are 65% equity securities and 35% fixed-income securities.  This takes into account asset allocation adjustments that were made during 2012.

Entergy’s expected long term rate of return on qualified pension assets used to calculate 2013, 2012 and 2011 qualified pension costs was 8.5% and will be 8.5% for 2014.  Entergy’s expected long term rate of return on non-taxable other postretirement assets used to calculate other postretirement costs was 8.5% for 2013, 2012, and 2011, and will be 8.3% for 2014.  For Entergy’s taxable postretirement assets, the expected long term rate of return was 6.5% for 2013 and 2012, 5.5% for 2011, and will be 6.5% in 2014.

Accounting standards allow for the deferral of prior service costs/credits arising from plan amendments that attribute an increase or decrease in benefits to employee service in prior periods and deferral of gains and losses arising from the difference between actuarial estimates and actual experience. Prior service costs/credits and deferred gains and losses are then amortized into expense over future periods. Certain decisions, including workforce reductions and plan amendments, may significantly reduce the expense amortization period and result in immediate recognition of certain previously-deferred costs and gains/losses in the form of curtailment losses or gains. Similarly, payments made to settle benefit obligations can also result in recognition in the form of settlement losses or gains.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified pension projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Qualified Pension Cost	Impact on 2013 Qualified Projected Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$22,778	$197,359
Rate of return on plan assets	(0.25%)	$9,614	$—
Rate of increase in compensation	0.25%	$9,499	$36,817

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Postretirement Benefit Cost	Impact on 2013 Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$4,711	$47,611
Health care cost trend	0.25%	$8,382	$41,553

Each fluctuation above assumes that the other components of the calculation are held constant.

Accounting Mechanisms

Accounting standards require an employer to recognize in its balance sheet the funded status of its benefit plans.  Refer to Note 11 to the financial statements for a further discussion of Entergy’s funded status.

In accordance with pension accounting standards, Entergy utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs.  Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average remaining service period of active employees.

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

Costs and Funding

In 2013, Entergy’s total qualified pension cost was $352 million, including a $16.3 million curtailment charge and a $13.1 million special termination charge related to workforce downsizing.  Entergy anticipates 2014 qualified pension cost to be $215.7 million.  Entergy's pension funding was approximately $163 million for 2013.  Entergy’s contributions to the pension trust are currently estimated to be approximately $400 million in 2014, although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. The expected increase in pension contributions is primarily due to the phase out of pension funding relief under the Moving Ahead for Progress in the 21st Century Act (MAP-21).

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Minimum required funding calculations as determined under Pension Protection Act guidance are performed annually as of January 1 of each year and are based on measurements of the assets and funding liabilities as measured at that date.  Any excess of the funding liability over the calculated fair market value of assets results in a funding shortfall that, under the Pension Protection Act, must be funded over a seven-year rolling period.  The Pension Protection Act also imposes certain plan limitations if the funded percentage, which is based on a calculated fair market values of assets divided by funding liabilities, does not meet certain thresholds. For funding purposes, asset gains and losses are smoothed in to the calculated fair market value of assets and the funding liability is based upon a weighted average 24-month corporate bond rate published by the U.S. Treasury; therefore, periodic changes in asset returns and interest rates can affect funding shortfalls and future cash contributions.

MAP-21 became federal law on July 6, 2012.  Under the law, the segment rates used to calculate funding liabilities must be within a corridor of the 25-year average of prior segment rates.  The interest rate corridor applies to the determination of minimum funding requirements and benefit restrictions.  The pension funding stabilization provisions will provide for a near-term reduction in minimum funding requirements for single employer defined benefit plans in response to the historically low interest rates that existed when the law was enacted.  The law does not reduce contribution requirements over the long term, and it is likely that Entergy’s contributions to the pension trust will increase after 2013.

Total postretirement health care and life insurance benefit costs for Entergy in 2013 were $155.8 million, including a $12.7 million curtailment charge related to workforce downsizing.  Entergy expects 2014 postretirement health care and life insurance benefit costs to be $50.1 million.  Entergy contributed $75.7 million to its postretirement plans in 2013.  Entergy’s current estimate of contributions to its other postretirement plans is approximately $74.1 million in 2014.

Federal Healthcare Legislation

The Patient Protection and Affordable Care Act (PPACA) became federal law on March 23, 2010, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 became federal law and amended certain provisions of the PPACA.  These new federal laws change the law governing employer-sponsored group health plans, like Entergy's plans, and include, among other things, the following significant provisions.

•	A 40% excise tax on per capita medical benefit costs that exceed certain thresholds;

•	Change in coverage limits for dependents; and

•	Elimination of lifetime caps.

The effect of the PPACA has been reflected based on Entergy’s understanding of current guidance on the rules and regulations. There are still many technical issues, however, that have not been finalized.  Entergy will continue to monitor these developments to determine the possible effect on Entergy resulting from the PPACA.  Entergy is participating in the programs currently provided for under the PPACA, such as the early retiree reinsurance program, which has provided for some limited reimbursements of certain claims for early retirees aged 55 to 64 who are not yet eligible for Medicare.

One provision of the new law that is effective in 2013 eliminates the federal income tax deduction for prescription drug expenses of Medicare beneficiaries for which the plan sponsor also receives the retiree drug subsidy under Part D.  Entergy receives subsidy payments under the Medicare Part D plan and therefore in the first quarter 2010 recorded a reduction to the deferred tax asset related to the unfunded other postretirement benefit obligation.  The offset was recorded in 2010 as a $16 million charge to income tax expense or, for the Utility, including each Registrant Subsidiary, as a regulatory asset.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Contingencies

As a company with multi-state utility operations, Entergy is subject to a number of federal and state laws and regulations and other factors and conditions in the areas in which it operates, which potentially subject it to environmental, litigation, and other risks.  Entergy periodically evaluates its exposure for such risks and records a reserve for those matters which are considered probable and estimable in accordance with generally accepted accounting principles.

Environmental

Entergy must comply with environmental laws and regulations applicable to air emissions, water discharges, solid and hazardous waste, toxic substances, protected species, and other environmental matters.  Under these various laws and regulations, Entergy could incur substantial costs to comply or address any impacts to the environment.  Entergy conducts studies to determine the extent of any required remediation and has recorded liabilities based upon its evaluation of the likelihood of loss and expected dollar amount for each issue.  Additional sites or issues could be identified which require environmental remediation or corrective action for which Entergy could be liable.  The amounts of environmental liabilities recorded can be significantly affected by the following external events or conditions.

•
Changes to existing state or federal regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.

•	The identification of additional impacts, sites, issues, or the filing of other complaints in which Entergy may be asserted to be a potentially responsible party.

•	The resolution or progression of existing matters through the court system or resolution by the EPA or relevant state or local authority.

Litigation

Entergy is regularly named as a defendant in a number of lawsuits involving employment, customers, and injuries and damages issues, among other matters.  Entergy periodically reviews the cases in which it has been named as defendant and assesses the likelihood of loss in each case as probable, reasonably possible, or remote and records liabilities for cases that have a probable likelihood of loss and the loss can be estimated.  Given the environment in which Entergy operates, and the unpredictable nature of many of the cases in which Entergy is named as a defendant, the ultimate outcome of the litigation to which Entergy is exposed has the potential to materially affect the results of operations, financial position, and cash flows of Entergy or the Registrant Subsidiaries.

Uncertain Tax Positions

Entergy’s operations, including acquisitions and divestitures, require Entergy to evaluate risks such as the potential tax effects of a transaction, or warranties made in connection with such a transaction.  Entergy believes that it has adequately assessed and provided for these types of risks, where applicable.  Any provisions recorded for these types of issues, however, could be significantly affected by events such as claims made by third parties under warranties, additional transactions contemplated by Entergy, or completion of reviews of the tax treatment of certain transactions or issues by taxing authorities.

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

ENTERGY CORPORATION AND SUBSIDIARIES
REPORT OF MANAGEMENT

Management of Entergy Corporation and its subsidiaries has prepared and is responsible for the financial statements and related financial information included in this document.  To meet this responsibility, management establishes and maintains a system of internal controls over financial reporting designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements in accordance with generally accepted accounting principles.  This system includes communication through written policies and procedures, an employee Code of Entegrity, and an organizational structure that provides for appropriate division of responsibility and training of personnel.  This system is also tested by a comprehensive internal audit program.

Entergy management assesses the design and effectiveness of Entergy’s internal control over financial reporting on an annual basis.  In making this assessment, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  The original 1992 COSO Framework was utilized for management's assessment. Management acknowledges, however, that all internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance with respect to financial statement preparation and presentation.

Entergy Corporation and the Registrant Subsidiaries’ independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy’s internal control over financial reporting as of December 31, 2013, which is included herein on pages 436 through 443.

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

Based on management’s assessment of internal controls using the original 1992 COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2013.  Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

LEO P. DENAULT Chairman of the Board and Chief Executive Officer of Entergy Corporation	ANDREW S. MARSH Executive Vice President and Chief Financial Officer of Entergy Corporation
HUGH T. MCDONALD Chairman of the Board, President, and Chief Executive Officer of Entergy Arkansas, Inc.	PHILLIP R. MAY, JR. Chairman of the Board, President, and Chief Executive Officer of Entergy Gulf States Louisiana, L.L.C. and Entergy Louisiana, LLC
HALEY R. FISACKERLY Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, Inc.	CHARLES L. RICE, JR. Chairman of the Board, President and Chief Executive Officer of Entergy New Orleans, Inc.
SALLIE T. RAINER Chair of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.	JEFFREY S. FORBES Chairman of the Board, President, and Chief Executive Officer of System Energy Resources, Inc.

ALYSON M. MOUNT
Senior Vice President and Chief Accounting Officer (and acting principal financial officer) of Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., and Entergy Texas, Inc.
WANDA C. CURRY Vice President and Chief Financial Officer of System Energy Resources, Inc.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2013	2012	2011	2010	2009
	(In Thousands, Except Percentages and Per Share Amounts)
Operating revenues	$11,390,947	$10,302,079	$11,229,073	$11,487,577	$10,745,650
Income from continuing operations	$730,572	$868,363	$1,367,372	$1,270,305	$1,251,050
Earnings per share from continuing operations:
Basic	$3.99	$4.77	$7.59	$6.72	$6.39
Diluted	$3.99	$4.76	$7.55	$6.66	$6.30
Dividends declared per share	$3.32	$3.32	$3.32	$3.24	$3.00
Return on common equity	7.56%	9.33%	15.43%	14.61%	14.85%
Book value per share, year-end	$54.00	$51.72	$50.81	$47.53	$45.54
Total assets	$43,406,446	$43,202,502	$40,701,699	$38,685,276	$37,561,953
Long-term obligations (a)	$12,382,127	$12,141,370	$10,268,645	$11,575,973	$11,277,314

(a) Includes long-term debt (excluding currently maturing debt), noncurrent capital lease obligations, and subsidiary preferred stock without sinking fund that is not presented as equity on the balance sheet.

	2013	2012	2011	2010	2009
	(Dollars In Millions)
Utility Electric Operating Revenues:
Residential	$3,396	$3,022	$3,369	$3,375	$2,999
Commercial	2,415	2,174	2,333	2,317	2,184
Industrial	2,405	2,034	2,307	2,207	1,997
Governmental	218	198	205	212	204
Total retail	8,434	7,428	8,214	8,111	7,384
Sales for resale	210	179	216	389	206
Other	298	264	244	241	290
Total	$8,942	$7,871	$8,674	$8,741	$7,880
Utility Billed Electric Energy Sales (GWh):
Residential	35,169	34,664	36,684	37,465	33,626
Commercial	28,547	28,724	28,720	28,831	27,476
Industrial	41,653	41,181	40,810	38,751	35,638
Governmental	2,412	2,435	2,474	2,463	2,408
Total retail	107,781	107,004	108,688	107,510	99,148
Sales for resale	3,020	3,200	4,111	4,372	4,862
Total	110,801	110,204	112,799	111,882	104,010
Entergy Wholesale Commodities:
Operating Revenues	$2,313	$2,326	$2,414	$2,566	$2,711
Billed Electric Energy Sales (GWh)	45,127	46,178	43,497	42,934	43,743

(page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2013 and 2012, and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of changes in equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$8,942,360	$7,870,649	$8,673,517
Natural gas	154,353	130,836	165,819
Competitive businesses	2,294,234	2,300,594	2,389,737
TOTAL	11,390,947	10,302,079	11,229,073
OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	2,445,818	2,036,835	2,492,714
Purchased power	1,554,332	1,255,800	1,564,967
Nuclear refueling outage expenses	256,801	245,600	255,618
Asset impairments and related charges	341,537	355,524	—
Other operation and maintenance	3,331,934	3,045,392	2,867,758
Decommissioning	242,104	184,760	190,595
Taxes other than income taxes	600,350	557,298	536,026
Depreciation and amortization	1,261,044	1,144,585	1,102,202
Other regulatory charges - net	45,597	175,104	205,959
TOTAL	10,079,517	9,000,898	9,215,839
Gain on sale of business	43,569	—	—
OPERATING INCOME	1,354,999	1,301,181	2,013,234
OTHER INCOME
Allowance for equity funds used during construction	66,053	92,759	84,305
Interest and investment income	199,300	127,776	128,994
Miscellaneous - net	(59,762)	(53,214)	(59,271)
TOTAL	205,591	167,321	154,028
INTEREST EXPENSE
Interest expense	629,537	606,596	551,521
Allowance for borrowed funds used during construction	(25,500)	(37,312)	(37,894)
TOTAL	604,037	569,284	513,627
INCOME BEFORE INCOME TAXES	956,553	899,218	1,653,635
Income taxes	225,981	30,855	286,263
CONSOLIDATED NET INCOME	730,572	868,363	1,367,372
Preferred dividend requirements of subsidiaries	18,670	21,690	20,933
NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$711,902	$846,673	$1,346,439
Earnings per average common share:
Basic	$3.99	$4.77	$7.59
Diluted	$3.99	$4.76	$7.55

Basic average number of common shares outstanding	178,211,192	177,324,813	177,430,208
Diluted average number of common shares outstanding	178,570,400	177,737,565	178,370,695
See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Net Income	$730,572	$868,363	$1,367,372
Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of ($87,940), ($55,750), and $34,411)	(161,682)	(97,591)	71,239
Pension and other postretirement liabilities
(net of tax expense (benefit) of $220,899, ($61,223), and ($131,198))	302,489	(91,157)	(223,090)
Net unrealized investment gains
(net of tax expense of $118,878, $61,104, and $19,368)	122,709	63,609	21,254
Foreign currency translation
(net of tax expense of $131, $275, and $192)	243	508	357
Other comprehensive income (loss)	263,759	(124,631)	(130,240)
Comprehensive Income	994,331	743,732	1,237,132
Preferred dividend requirements of subsidiaries	18,670	21,690	20,933
Comprehensive Income Attributable to Entergy Corporation	$975,661	$722,042	$1,216,199
See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$730,572	$868,363	$1,367,372
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	2,012,076	1,771,649	1,745,455
Deferred income taxes, investment tax credits, and non-current taxes accrued	311,789	(26,479)	(280,029)
Asset impairments and related charges	341,537	355,524	—
Gain on sale of business	(43,569)	—	—
Changes in working capital:
Receivables	(180,648)	(14,202)	28,091
Fuel inventory	4,873	(11,604)	5,393
Accounts payable	94,436	(6,779)	(131,970)
Prepaid taxes and taxes accrued	(142,626)	55,484	580,042
Interest accrued	(3,667)	1,152	(34,172)
Deferred fuel costs	(4,824)	(99,987)	(55,686)
Other working capital accounts	(66,330)	(151,989)	41,875
Changes in provisions for estimated losses	(248,205)	(24,808)	(11,086)
Changes in other regulatory assets	1,105,622	(398,428)	(673,244)
Changes in other regulatory liabilities	397,341	170,421	189,167
Changes in pensions and other postretirement liabilities	(1,433,663)	644,099	962,461
Other	314,505	(192,131)	(604,852)
Net cash flow provided by operating activities	3,189,219	2,940,285	3,128,817
INVESTING ACTIVITIES
Construction/capital expenditures	(2,287,593)	(2,674,650)	(2,040,027)
Allowance for equity funds used during construction	69,689	96,131	86,252
Nuclear fuel purchases	(517,825)	(557,960)	(641,493)
Payment for purchase of plant	(17,300)	(456,356)	(646,137)
Proceeds from sale of assets and businesses	147,922	—	6,531
Changes in securitization account	155	4,265	(7,260)
NYPA value sharing payment	(71,736)	(72,000)	(72,000)
Payments to storm reserve escrow account	(7,716)	(8,957)	(6,425)
Receipts from storm reserve escrow account	260,279	27,884	—
Decrease (increase) in other investments	(82,955)	15,175	(11,623)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	21,034	109,105	—
Proceeds from nuclear decommissioning trust fund sales	2,031,552	2,074,055	1,360,346
Investment in nuclear decommissioning trust funds	(2,147,099)	(2,196,489)	(1,475,017)
Net cash flow used in investing activities	(2,601,593)	(3,639,797)	(3,446,853)
See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,746,016	3,478,361	2,990,881
Preferred stock of subsidiary	24,249	—	—
Mandatorily redeemable preferred membership units of subsidiary	—	51,000	—
Treasury stock	24,527	62,886	46,185
Retirement of long-term debt	(3,814,666)	(3,130,233)	(2,437,372)
Repurchase of common stock	—	—	(234,632)
Redemption of subsidiary common and preferred stock	—	—	(30,308)
Changes in credit borrowings and commercial paper - net	250,889	687,675	(6,501)
Dividends paid:
Common stock	(593,037)	(589,209)	(589,605)
Preferred stock	(18,802)	(22,329)	(20,933)
Net cash flow provided by (used in) financing activities	(380,824)	538,151	(282,285)
Effect of exchange rates on cash and cash equivalents	(245)	(508)	287
Net increase (decrease) in cash and cash equivalents	206,557	(161,869)	(600,034)
Cash and cash equivalents at beginning of period	532,569	694,438	1,294,472
Cash and cash equivalents at end of period	$739,126	$532,569	$694,438
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$570,212	$546,125	$532,271
Income taxes	$127,735	$49,214	($2,042)
See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31,
	2013	2012
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$129,979	$112,992
Temporary cash investments	609,147	419,577
Total cash and cash equivalents	739,126	532,569
Securitization recovery trust account	45,885	46,040
Accounts receivable:
Customer	670,641	568,871
Allowance for doubtful accounts	(34,311)	(31,956)
Other	195,028	161,408
Accrued unbilled revenues	340,828	303,392
Total accounts receivable	1,172,186	1,001,715
Deferred fuel costs	116,379	150,363
Accumulated deferred income taxes	175,073	306,902
Fuel inventory - at average cost	208,958	213,831
Materials and supplies - at average cost	915,006	928,530
Deferred nuclear refueling outage costs	192,474	243,374
System agreement cost equalization	61,040	16,880
Prepayments and other	303,564	242,922
TOTAL	3,929,691	3,683,126
OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	40,350	46,738
Decommissioning trust funds	4,903,144	4,190,108
Non-utility property - at cost (less accumulated depreciation)	199,375	256,039
Other	210,616	436,234
TOTAL	5,353,485	4,929,119
PROPERTY, PLANT AND EQUIPMENT
Electric	42,935,712	41,944,567
Property under capital lease	941,299	935,199
Natural gas	366,365	353,492
Construction work in progress	1,514,857	1,365,699
Nuclear fuel	1,566,904	1,598,430
TOTAL PROPERTY, PLANT AND EQUIPMENT	47,325,137	46,197,387
Less - accumulated depreciation and amortization	19,443,493	18,898,842
PROPERTY, PLANT AND EQUIPMENT - NET	27,881,644	27,298,545
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	849,718	742,030
Other regulatory assets (includes securitization property of
$822,218 as of December 31, 2013 and $914,751 as of
December 31, 2012)	3,893,363	5,025,912
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	62,011	37,748
Other	887,160	936,648
TOTAL	6,241,626	7,291,712
TOTAL ASSETS	$43,406,446	$43,202,502
See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2013	2012
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$457,095	$718,516
Notes payable and commercial paper	1,046,887	796,002
Accounts payable	1,173,313	1,217,180
Customer deposits	370,997	359,078
Taxes accrued	191,093	333,719
Accumulated deferred income taxes	28,307	13,109
Interest accrued	180,997	184,664
Deferred fuel costs	57,631	96,439
Obligations under capital leases	2,323	3,880
Pension and other postretirement liabilities	67,419	95,900
System agreement cost equalization	61,040	25,848
Other	423,470	261,986
TOTAL	4,060,572	4,106,321
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,724,635	8,311,756
Accumulated deferred investment tax credits	263,765	273,696
Obligations under capital leases	32,218	34,541
Other regulatory liabilities	1,295,955	898,614
Decommissioning and asset retirement cost liabilities	3,933,416	3,513,634
Accumulated provisions	115,139	362,226
Pension and other postretirement liabilities	2,320,704	3,725,886
Long-term debt (includes securitization bonds of $883,013 as of
December 31, 2013 and $973,480 as of December 31, 2012)	12,139,149	11,920,318
Other	583,667	577,910
TOTAL	29,408,648	29,618,581
Commitments and Contingencies
Subsidiaries' preferred stock without sinking fund	210,760	186,511
EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares;
issued 254,752,788 shares in 2013 and in 2012	2,548	2,548
Paid-in capital	5,368,131	5,357,852
Retained earnings	9,825,053	9,704,591
Accumulated other comprehensive loss	(29,324)	(293,083)
Less - treasury stock, at cost (76,381,936 shares in 2013 and
76,945,239 shares in 2012)	5,533,942	5,574,819
Total common shareholders' equity	9,632,466	9,197,089
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	9,726,466	9,291,089
TOTAL LIABILITIES AND EQUITY	$43,406,446	$43,202,502
See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2013, 2012, and 2011
		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2010	$94,000	$2,548	($5,524,811)	$5,367,474	$8,689,401	($38,212)	$8,590,400
Consolidated net income (a)	20,933	—	—	—	1,346,439	—	1,367,372
Other comprehensive loss	—	—	—	—	—	(130,240)	(130,240)
Common stock repurchases	—	—	(234,632)	—	—	—	(234,632)
Common stock issuances related to stock plans	—	—	78,975	(6,792)	—	—	72,183
Common stock dividends declared	—	—	—	—	(588,880)	—	(588,880)
Preferred dividend requirements of subsidiaries (a)	(20,933)	—	—	—	—	—	(20,933)
Balance at December 31, 2011	$94,000	$2,548	($5,680,468)	$5,360,682	$9,446,960	($168,452)	$9,055,270
Consolidated net income (a)	21,690	—	—	—	846,673	—	868,363
Other comprehensive loss	—	—	—	—	—	(124,631)	(124,631)
Common stock issuances related to stock plans	—	—	105,649	(2,830)	—	—	102,819
Common stock dividends declared	—	—	—	—	(589,042)	—	(589,042)
Preferred dividend requirements of subsidiaries (a)	(21,690)	—	—	—	—	—	(21,690)
Balance at December 31, 2012	$94,000	$2,548	($5,574,819)	$5,357,852	$9,704,591	($293,083)	$9,291,089
Consolidated net income (a)	18,670	—	—	—	711,902	—	730,572
Other comprehensive income	—	—	—	—	—	263,759	263,759
Common stock issuances related to stock plans	—	—	40,877	10,279	—	—	51,156
Common stock dividends declared	—	—	—	—	(591,440)	—	(591,440)
Preferred dividend requirements of subsidiaries (a)	(18,670)	—	—	—	—	—	(18,670)
Balance at December 31, 2013	$94,000	$2,548	($5,533,942)	$5,368,131	$9,825,053	($29,324)	$9,726,466
See Notes to Financial Statements.
(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2013, 2012, and 2011 include $12.0 million, $15.0 million, and $13.3 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The accompanying consolidated financial statements include the accounts of Entergy Corporation and its subsidiaries.  As required by generally accepted accounting principles in the United States of America, all intercompany transactions have been eliminated in the consolidated financial statements.  Entergy’s Registrant Subsidiaries (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy) also include their separate financial statements in this Form 10-K.  The Registrant Subsidiaries and many other Entergy subsidiaries maintain accounts in accordance with FERC and other regulatory guidelines.

Use of Estimates in the Preparation of Financial Statements

In conformity with generally accepted accounting principles in the United States of America, the preparation of Entergy Corporation’s consolidated financial statements and the separate financial statements of the Registrant Subsidiaries requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used.

Revenues and Fuel Costs

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas generate, transmit, and distribute electric power primarily to retail customers in Arkansas, Louisiana, Louisiana, Mississippi, and Texas, respectively.  Entergy Gulf States Louisiana also distributes natural gas to retail customers in and around Baton Rouge, Louisiana.  Entergy New Orleans sells both electric power and natural gas to retail customers in the City of New Orleans, except for Algiers, where Entergy Louisiana is the electric power supplier.  The Entergy Wholesale Commodities segment derives almost all of its revenue from sales of electric power generated by plants owned by subsidiaries in that segment.

Entergy recognizes revenue from electric power and natural gas sales when power or gas is delivered to customers.  To the extent that deliveries have occurred but a bill has not been issued, Entergy’s Utility operating companies accrue an estimate of the revenues for energy delivered since the latest billings.  The Utility operating companies calculate the estimate based upon several factors including billings through the last billing cycle in a month, actual generation in the month, historical line loss factors, and prices in effect in Entergy’s Utility operating companies’ various jurisdictions.  Changes are made to the inputs in the estimate as needed to reflect changes in billing practices.  Each month the estimated unbilled revenue amounts are recorded as revenue and unbilled accounts receivable, and the prior month’s estimate is reversed.  Therefore, changes in price and volume differences resulting from factors such as weather affect the calculation of unbilled revenues from one period to the next, and may result in variability in reported revenues from one period to the next as prior estimates are reversed and new estimates recorded.

Entergy records revenue from sales under rates implemented subject to refund less estimated amounts accrued for probable refunds when Entergy believes it is probable that revenues will be refunded to customers based upon the status of the rate proceeding as of the date the financial statements are prepared.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s Utility operating companies’ rate schedules include either fuel adjustment clauses or fixed fuel factors, which allow either current recovery in billings to customers or deferral of fuel costs until the costs are billed to customers.  Where the fuel component of revenues is billed based on a pre-determined fuel cost (fixed fuel factor), the fuel factor remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing. System Energy’s operating revenues are intended to recover from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans operating expenses and capital costs attributable to Grand Gulf.  The capital costs are computed by allowing a return on System Energy’s common equity funds allocable to its net investment in Grand Gulf, plus System Energy’s effective interest cost for its debt allocable to its investment in Grand Gulf.

Accounting for MISO transactions

In December 2013, Entergy joined MISO, a regional transmission organization that maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the MISO market, Entergy offers its generation and bids its load into the market on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations on the transmission system, generation, and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire MISO system. Entergy accounts for these hourly offers and bids, on a net basis, in operating revenues when in a net selling position and in operating expenses when in a net purchasing position.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost.  Depreciation is computed on the straight-line basis at rates based on the applicable estimated service lives of the various classes of property. For the Registrant Subsidiaries, the original cost of plant retired or removed, less salvage, is charged to accumulated depreciation.  Normal maintenance, repairs, and minor replacement costs are charged to operating expenses.  Substantially all of the Registrant Subsidiaries’ plant is subject to mortgage liens.

Electric plant includes the portions of Grand Gulf and Waterford 3 that have been sold and leased back.  For financial reporting purposes, these sale and leaseback arrangements are reflected as financing transactions.

Net property, plant, and equipment for Entergy (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2013 and 2012, is shown below:

2013	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$9,667	$6,601	$3,066	$—
Other	2,836	2,465	371	—
Transmission	3,929	3,894	35	—
Distribution	6,716	6,716	—	—
Other	1,652	1,475	174	3
Construction work in progress	1,515	1,217	298	—
Nuclear fuel	1,567	855	712	—
Property, plant, and equipment - net	$27,882	$23,223	$4,656	$3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$9,588	$6,624	$2,964	$—
Other	2,878	2,493	385	—
Transmission	3,654	3,619	35	—
Distribution	6,561	6,561	—	—
Other	1,654	1,416	235	3
Construction work in progress	1,366	973	392	1
Nuclear fuel	1,598	907	691	—
Property, plant, and equipment - net	$27,299	$22,593	$4,702	$4

Depreciation rates on average depreciable property for Entergy approximated 2.6% in 2013, 2.5% in 2012, and 2.6% in 2011.  Included in these rates are the depreciation rates on average depreciable Utility property of 2.5% in 2013, 2.4% in 2012, and 2.5% 2011, and the depreciation rates on average depreciable Entergy Wholesale Commodities property of 4.1% in 2013, 3.5% in 2012, and 3.9% in 2011.

Entergy amortizes nuclear fuel using a units-of-production method.  Nuclear fuel amortization is included in fuel expense in the income statements.

“Non-utility property - at cost (less accumulated depreciation)” for Entergy is reported net of accumulated depreciation of $203.0 million and $230.4 million as of December 31, 2013 and 2012, respectively.

Construction expenditures included in accounts payable is $166 million and $267 million at December 31, 2013 and 2012, respectively.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2013 and 2012, is shown below:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,047	$1,422	$2,202	$—	$—	$—	$1,930
Other	609	271	684	537	(7)	371	—
Transmission	1,086	646	770	638	31	673	49
Distribution	1,831	950	1,420	1,096	340	1,079	—
Other	192	184	292	197	181	106	17
Construction work in progress	209	105	673	37	29	95	29
Nuclear fuel	322	197	147	—	—	—	189
Property, plant, and equipment - net	$5,296	$3,775	$6,188	$2,505	$574	$2,324	$2,214

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,073	$1,428	$2,180	$—	$—	$—	$1,943
Other	621	286	680	545	(11)	371	—
Transmission	1,034	573	734	581	27	642	28
Distribution	1,747	939	1,454	1,065	331	1,025	—
Other	115	187	289	201	182	106	17
Construction work in progress	206	125	405	63	11	90	40
Nuclear fuel	304	147	204	—	—	—	253
Property, plant, and equipment - net	$5,100	$3,685	$5,946	$2,455	$540	$2,234	$2,281

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2013	2.5%	1.8%	2.5%	2.6%	3.0%	2.5%	2.8%
2012	2.5%	1.8%	2.4%	2.6%	3.0%	2.4%	2.8%
2011	2.6%	1.8%	2.5%	2.6%	3.0%	2.2%	2.8%

Non-utility property - at cost (less accumulated depreciation) for Entergy Gulf States Louisiana is reported net of accumulated depreciation of $146 million and $142 million as of December 31, 2013 and 2012, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $3.0 million and $2.8 million as of December 31, 2013 and 2012, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Texas is reported net of accumulated depreciation of $10.4 million and $10.0 million as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, construction expenditures included in accounts payable are $61.9 million for Entergy Arkansas, $13.1 million for Entergy Gulf States Louisiana, $31.1 million for Entergy Louisiana, $2.8 million for Entergy Mississippi, $1.7 million for Entergy New Orleans, $10.9 million for Entergy Texas, and $6.7 million for System Energy.  As of December 31, 2012, construction expenditures included in accounts payable are $56.3 million for Entergy Arkansas, $9.7 million for Entergy Gulf States Louisiana, $110.4 million for Entergy Louisiana, $4.8 million for Entergy Mississippi, $1.9 million for Entergy New Orleans, $8.6 million for Entergy Texas, and $13.5 million for System Energy.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties.  The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2013, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Generating Stations		Fuel-Type	Total Megawatt Capability (a)	Ownership		Investment	Accumulated Depreciation
						(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	838	31.50%		$129	$97
	Common Facilities	Coal		15.75%		$33	$25
White Bluff	Units 1 and 2	Coal	1,637	57.00%		$502	$348
Ouachita (b)	Common Facilities	Gas		66.67%		$169	$144
Entergy Gulf States Louisiana -
Roy S. Nelson	Unit 6	Coal	551	40.25%		$255	$176
Roy S. Nelson	Unit 6 Common Facilities	Coal		15.92%		$8	$3
Big Cajun 2	Unit 3	Coal	603	24.15%		$143	$102
Ouachita (b)	Common Facilities	Gas		33.33%		$87	$73
Entergy Louisiana -
Acadia	Common Facilities	Gas		50.00%		$19	$—
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,679	25.00%		$250	$144
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	551	29.75%		$183	$113
Roy S. Nelson	Unit 6 Common Facilities	Coal		11.77%		$6	$2
Big Cajun 2	Unit 3	Coal	603	17.85%		$107	$71
System Energy -
Grand Gulf	Unit 1	Nuclear	1,413	90.00%	(c)	$4,696	$2,699
Entergy Wholesale Commodities:
Independence	Unit 2	Coal	841	14.37%		$69	$44
Independence	Common Facilities	Coal		7.18%		$16	$11
Roy S. Nelson	Unit 6	Coal	551	10.9%		$105	$55
Roy S. Nelson	Unit 6 Common Facilities	Coal		4.31%		$2	$1

(a)
“Total Megawatt Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(b)
Ouachita Units 1 and 2 are owned 100% by Entergy Arkansas and Ouachita Unit 3 is owned 100% by Entergy Gulf States Louisiana.  The investment and accumulated depreciation numbers above are only for the common facilities and not for the generating units.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(c)	Includes a leasehold interest held by System Energy. System Energy’s Grand Gulf lease obligations are discussed in Note 10 to the financial statements.

Nuclear Refueling Outage Costs

Nuclear refueling outage costs are deferred during the outage and amortized over the estimated period to the next outage because these refueling outage expenses are incurred to prepare the units to operate for the next operating cycle without having to be taken off line.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction by the Registrant Subsidiaries.  AFUDC increases both the plant balance and earnings and is realized in cash through depreciation provisions included in the rates charged to customers.

Income Taxes

Entergy Corporation and the majority of its subsidiaries file a United States consolidated federal income tax return.  Each tax-paying entity records income taxes as if it were a separate taxpayer and consolidating adjustments are allocated to the tax filing entities in accordance with Entergy’s intercompany income tax allocation agreement.  Deferred income taxes are recorded for all temporary differences between the book and tax basis of assets and liabilities, and for certain credits available for carryforward.

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

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculation included on the consolidated statements of income:

	For the Years Ended December 31,
	2013		2012		2011
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Net income attributable to Entergy Corporation	$711.9		$846.7		$1,346.4
Basic earnings per average common share	178.2	$3.99	177.3	$4.77	177.4	$7.59
Average dilutive effect of:
Stock options	0.1	—	0.3	(0.01)	1.0	(0.04)
Other equity plans	0.3	—	0.1	—	—	—
Diluted earnings per average common shares	178.6	$3.99	177.7	$4.76	178.4	$7.55

The calculation of diluted earnings per share excluded 8,866,542 options outstanding at December 31, 2013, 7,164,319 options outstanding at December 31, 2012, and 5,712,604 options outstanding at December 31, 2011 that

Entergy Corporation and Subsidiaries
Notes to Financial Statements

could potentially dilute basic earnings per share in the future.  Those options were not included in the calculation of diluted earnings per share because the exercise price of those options exceeded the average market price for the year.

Stock-based Compensation Plans

Entergy grants stock options, restricted stock, performance units, and restricted liability awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans, which are shareholder-approved stock-based compensation plans.  These plans are described more fully in Note 12 to the financial statements.  The cost of the stock-based compensation is charged to income over the vesting period.  Awards under Entergy’s plans generally vest over 3 years.

Accounting for the Effects of Regulation

Entergy’s Utility operating companies and System Energy are rate-regulated enterprises whose rates meet three criteria specified in accounting standards.  The Utility operating companies and System Energy have rates that (i) are approved by a body (its regulator) empowered to set rates that bind customers; (ii) are cost-based; and (iii) can be charged to and collected from customers.  These criteria may also be applied to separable portions of a utility’s business, such as the generation or transmission functions, or to specific classes of customers.  Because the Utility operating companies and System Energy meet these criteria, each of them capitalizes costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue.  Such capitalized costs are reflected as regulatory assets in the accompanying financial statements.  When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity’s balance sheet.

An enterprise that ceases to meet the three criteria for all or part of its operations should report that event in its financial statements.  In general, the enterprise no longer meeting the criteria should eliminate from its balance sheet all regulatory assets and liabilities related to the applicable operations.  Additionally, if it is determined that a regulated enterprise is no longer recovering all of its costs, it is possible that an impairment may exist that could require further write-offs of plant assets.

Entergy Gulf States Louisiana does not apply regulatory accounting standards to the Louisiana retail deregulated portion of River Bend, the 30% interest in River Bend formerly owned by Cajun, and its steam business, where specific cost recovery is not provided for in tariff rates.  The Louisiana retail deregulated portion of River Bend is operated under a deregulated asset plan representing a portion (approximately 15%) of River Bend plant costs, generation, revenues, and expenses established under a 1992 LPSC order.  The plan allows Entergy Gulf States Louisiana to sell the electricity from the deregulated assets to Louisiana retail customers at 4.6 cents per kWh or off-system at higher prices, with certain provisions for sharing incremental revenue above 4.6 cents per kWh between customers and shareholders.

Regulatory Asset for Income Taxes

Accounting standards for income taxes provide that a regulatory asset be recorded if it is probable that the currently determinable future increase in regulatory income tax expense will be recovered from customers through future rates. The primary source of Entergy's regulatory asset for income taxes is book depreciation of AFUDC equity that has been capitalized to property, plant, and equipment but for which there is no corresponding tax basis. AFUDC equity is a component of property, plant, and equipment that is included in rate base when the plant is placed in service.

Cash and Cash Equivalents

Entergy considers all unrestricted highly liquid debt instruments with an original or remaining maturity of three months or less at date of purchase to be cash equivalents.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of losses on the accounts receivable balances.  The allowance is based on accounts receivable agings, historical experience, and other currently available evidence.  Utility operating company customer accounts receivable are written off consistent with approved regulatory requirements.

Investments

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries record an offsetting amount in other regulatory liabilities/assets to the unrealized gains/(losses) on investment securities.  For the portion of River Bend that is not rate-regulated, Entergy Gulf States Louisiana has recorded an offsetting amount in other deferred credits to the unrealized gains/(losses).  Decommissioning trust funds for Pilgrim, Indian Point 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  See Note 17 to the financial statements for details on the decommissioning trust funds.

Equity Method Investments

Entergy owns investments that are accounted for under the equity method of accounting because Entergy’s ownership level results in significant influence, but not control, over the investee and its operations.  Entergy records its share of earnings or losses of the investee based on the change during the period in the estimated liquidation value of the investment, assuming that the investee’s assets were to be liquidated at book value.  In accordance with this method, earnings are allocated to owners or members based on what each partner would receive from its capital account if, hypothetically, liquidation were to occur at the balance sheet date and amounts distributed were based on recorded book values.  Entergy discontinues the recognition of losses on equity investments when its share of losses equals or exceeds its carrying amount for an investee plus any advances made or commitments to provide additional financial support.  See Note 14 to the financial statements for additional information regarding Entergy’s equity method investments.

Derivative Financial Instruments and Commodity Derivatives

The accounting standards for derivative instruments and hedging activities require that all derivatives be recognized at fair value on the balance sheet, either as assets or liabilities, unless they meet various exceptions including the normal purchase, normal sales criteria.  The changes in the fair value of recognized derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Contracts for commodities that will be physically delivered in quantities expected to be used or sold in the ordinary course of business, including certain purchases and sales of power and fuel, meet the normal purchase, normal sales criteria and are not recognized on the balance sheet.  Revenues and expenses from these contracts are reported on a gross basis in the appropriate revenue and expense categories as the commodities are received or delivered.

For other contracts for commodities in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income.  To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged.  Gains or losses accumulated in other comprehensive income are reclassified to earnings in the periods when the underlying transactions actually occur.  The ineffective portions of all hedges are recognized in current-period earnings.

Entergy has determined that contracts to purchase uranium do not meet the definition of a derivative under the accounting standards for derivative instruments because they do not provide for net settlement and the uranium markets are not sufficiently liquid to conclude that forward contracts are readily convertible to cash.  If the uranium markets do become sufficiently liquid in the future and Entergy begins to account for uranium purchase contracts as derivative instruments, the fair value of these contracts would be accounted for consistent with Entergy’s other derivative instruments.

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not accrue to the benefit or detriment of stockholders.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.  See Note 16 to the financial statements for further discussion of fair value.

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

Two nuclear power plants in the Entergy Wholesale Commodities business segment (Indian Point 2 and Indian Point 3) have applications pending for renewed NRC licenses.  Various parties have expressed opposition to renewal of the licenses.  Under federal law, nuclear power plants may continue to operate beyond their original license expiration dates while their timely filed renewal applications are pending NRC approval.  On September 28, 2013, Indian Point 2 reached the expiration date of its original NRC operating license and entered into the period of extended operation under the timely renewal rule. If the NRC does not renew the operating license for either of these plants, the plant’s operating life could be shortened, reducing its projected net cash flows and impairing its value as an asset.

In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years.  The renewed operating license expires in March 2032. Vermont Yankee also is operating under a Certificate of Public Good from the State of Vermont that was scheduled to expire in March 2012, but has an application pending before the Vermont Public Service Board (VPSB) for a renewed Certificate of Public Good.  In April 2011, Entergy Nuclear Vermont

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Yankee and Entergy Nuclear Operations, the owner and operator respectively of Vermont Yankee, filed suit in the United States District Court for the District of Vermont.  The suit challenged certain conditions imposed by Vermont upon Vermont Yankee’s continued operation and storage of spent nuclear fuel, including the requirement to obtain not only a new Certificate of Public Good, but also approval by Vermont’s General Assembly.  In January 2012 the court decided that the Atomic Energy Act preempted Vermont's laws prohibiting the issuance of a new Certificate of Public Good without further authorization by Vermont's legislature. Vermont appealed that decision to the U.S. Court of Appeals for the Second Circuit, which affirmed that decision in August 2013.

In January 2012, after the federal district court had issued its decision, Entergy filed a motion requesting that the VPSB grant, based on the existing record in its Certificate of Public Good proceeding that had begun in 2008 but was suspended due to the applicable laws being challenged in the federal court litigation, Vermont Yankee’s pending application for a new Certificate of Public Good.  Entergy subsequently filed another motion asking the VPSB to declare that title 3, section 814(b) of the Vermont statutes (3 V.S.A. § 814(b)) authorized Vermont Yankee to operate while the Certificate of Public Good proceeding was pending because Entergy had timely filed a petition for a new Certificate of Public Good that had not yet been decided.  In March 2012 the VPSB issued orders denying Entergy’s motion with respect to 3 V.S.A. § 814(b) but stating that the order did not require Vermont Yankee to cease operations, denying Entergy’s motion to issue a new Certificate of Public Good based on the existing record, determining to open a new docket and to create a new record to decide Vermont Yankee’s request for a new Certificate of Public Good (without prejudice to any rights that Entergy might have under 3 V.S.A. § 814(b)), and directing Entergy to file an amended Certificate of Public Good petition that identified the specific approvals it was seeking in light of the district court’s decision.  In April 2012, Entergy filed its amended Certificate of Public Good petition.

In November 2012 the VPSB denied a motion by Entergy to amend provisions in the 2002 and 2006 VPSB orders respectively approving Entergy’s acquisition of Vermont Yankee and Vermont Yankee’s construction of a spent nuclear fuel storage facility.  In its March 2012 orders, the VPSB had found that these provisions contained conditions respectively precluding the operation of Vermont Yankee after March 21, 2012 absent issuance of a new or renewed certificate of public good and limiting the amount of spent nuclear fuel stored at the site, in each case without explicitly addressing whether those conditions were subject to 3 V.S.A. § 814(b).  In January 2013 the VPSB issued an order closing the old Certificate of Public Good docket (the one superseded by Entergy’s April 2012 amended petition) in which the VPSB’s March and November 2012 orders had been issued, making an appeal from those orders ripe.  Entergy appealed those VPSB orders to the Vermont Supreme Court.  That appeal remains pending.

In June 2013 the VPSB completed hearings on Entergy’s amended petition for a Certificate of Public Good to continuing operating Vermont Yankee. In August 2013, Entergy announced that it planned to close Vermont Yankee at the end of 2014 and that same day filed a second amended petition seeking authorization to operate the plant only until that date. In December 2013, Entergy and Vermont entered into a settlement agreement, with an accompanying memorandum of understanding that was filed with the VPSB, under which Vermont agreed to support Entergy’s request to operate Vermont Yankee until the end of 2014. The settlement agreement provides for Entergy to make $10 million in economic transition payments, $5 million in clean energy development support, and a transitional $5 million payment to Vermont. Entergy will also set aside a new $25 million fund to ensure the Vermont Yankee site is restored after decommissioning. These terms are contingent upon the VPSB’s issuance by March 31, 2014 of a Certificate of Public Good authorizing Vermont Yankee’s operation through 2014 and otherwise conforming to the terms of the settlement agreement. The settlement agreement also provides for the dismissal or discontinuation of other litigation between Entergy and Vermont; in the case of Entergy’s appeal of the VPSB’s March and November 2012 orders, such dismissal is contingent upon the VPSB’s issuance of such a Certificate of Public Good. The VPSB has scheduled additional proceedings and further hearings on the memorandum of understanding.

Impairment

Because of the uncertainty regarding the continued operation of Vermont Yankee, Entergy tested the recoverability of the plant and related assets in each quarter since the first quarter 2010.  The determination of recoverability is based on the probability-weighted undiscounted net cash flows expected to be generated by the plant

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and related assets.  Projected net cash flows primarily depend on the status of the pending legal and state regulatory matters, as well as projections of future revenues and expenses over the remaining life of the plant.  Prior to the first quarter 2012, the probability-weighted undiscounted net cash flows exceeded the carrying value of the Vermont Yankee plant and related assets.  The decline, however, in the overall energy market and the projected forward prices of power as of March 31, 2012, which are significant inputs in the determination of net cash flows, resulted in the probability-weighted undiscounted future cash flows being less than the asset group’s carrying value.  Entergy performed a fair value analysis based on the income approach, a discounted cash flow method, to determine the amount of impairment. The estimated fair value of the plant and related assets at March 31, 2012 was $162.0 million, while the carrying value was $517.5 million.  Therefore, the assets were written down to their fair value and an impairment charge of $355.5 million ($223.5 million after-tax) was recognized.  The impairment charge was recorded as a separate line item in Entergy’s consolidated statement of income for 2012, and is included within the results of the Entergy Wholesale Commodities segment.

The estimate of fair value was based on the price that Entergy would expect to receive in a hypothetical sale of the Vermont Yankee plant and related assets to a market participant on March 31, 2012. In order to determine this price, Entergy used significant observable inputs, including quoted forward power and gas prices, where available. Significant unobservable inputs, such as projected long-term pre-tax operating margins (cash basis), and estimated weighted average costs of capital were also used in the estimation of fair value. In addition, Entergy made certain assumptions regarding future tax deductions associated with the plant and related assets. Based on the use of significant unobservable inputs, the fair value measurement for the entirety of the asset group, and for each type of asset within the asset group, is classified as Level 3 in the fair value hierarchy discussed in Note 16 to the financial statements.

The following table sets forth a description of significant unobservable inputs used in the valuation of the Vermont Yankee plant and related assets as of March 31, 2012:

Significant Unobservable Inputs	Range	Weighted Average

Weighted average cost of capital	7.5%-8.0%	7.8%
Long-term pre-tax operating margin (cash basis)	6.1%-7.8%	7.2%

On August 27, 2013, Entergy announced its plan to close and decommission Vermont Yankee. Vermont Yankee is expected to cease power production in the fourth quarter 2014 after its current fuel cycle. This decision was approved by the Board in August 2013, although the exact date of shutdown was not determined. The decision to shut down the plant was primarily due to sustained low natural gas and wholesale energy prices, the high cost structure of the plant, and lack of a market structure that adequately compensates merchant nuclear plants for their environmental and fuel diversity benefits in the region in which the plant operates.

As a result of the decision to shut down the plant, Entergy recognized non-cash impairment and other related charges of $291.5 million ($183.7 million after-tax) during the third quarter 2013 to write down the carrying value of Vermont Yankee and related assets to their fair values. Entergy performed a fair value analysis based on the income approach, a discounted cash flow method, to determine the amount of impairment. The estimated fair value of the plant and related assets was $62 million, while the carrying value was $349 million. The carrying value of $349 million reflects the effect of a $58 million increase in Vermont Yankee’s estimated decommissioning cost liability and the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations. Impairment and other related charges are recorded as a separate line item in Entergy’s consolidated statements of income for 2013 and this impairment charge is included within the results of the Entergy Wholesale Commodities segment.

The estimate of fair value was based on the price that Entergy would expect to receive in a hypothetical sale of the Vermont Yankee plant and related assets to a market participant.  In order to determine this price, Entergy used

Entergy Corporation and Subsidiaries
Notes to Financial Statements

significant observable inputs, including quoted forward power and gas prices, where available.  Significant unobservable inputs, such as projected long-term pre-tax operating margins (cash basis), and estimated weighted average costs of capital were also used in the estimation of fair value.  In addition, Entergy made certain assumptions regarding future tax deductions associated with the plant and related assets.  Based on the use of significant unobservable inputs, the fair value measurement for the entirety of the asset group, and for each type of asset within the asset group, is classified as Level 3 in the fair value hierarchy discussed in Note 16 to the financial statements.

The following table sets forth a description of significant unobservable inputs used in the valuation of the Vermont Yankee plant and related assets as of July 31, 2013:

Significant Unobservable Inputs	Amount

Weighted average cost of capital	7.5%
Long-term pre-tax operating margin (cash basis)	7.0%

Entergy’s Accounting Policy group, which reports to the Chief Accounting Officer, was primarily responsible for determining the valuation of the Vermont Yankee plant and related assets, in consultation with external advisors.  Accounting Policy obtained and reviewed information from other Entergy departments with expertise on the various inputs and assumptions that were necessary to calculate the fair value of the asset group.

As a result of the settlement agreement entered into by Entergy and Vermont regarding the remaining operation and decommissioning of Vermont Yankee discussed above, Entergy reassessed its assumptions regarding the timing of decommissioning cash flows for Vermont Yankee. The reassessment resulted in a $27.2 million increase in the decommissioning cost liability and a corresponding impairment charge, recorded in December 2013. Impairment charges are recorded as a separate line item in Entergy’s consolidated statements of income for 2013 and this impairment charge is included within the results of the Entergy Wholesale Commodities segment.

In addition to the impairment charge and depreciation of the remaining plant balance by the end of 2014, Entergy expects to record additional charges through the end of 2014 totaling approximately $50 million to $55 million related to severance and employee retention costs relating to the shutdown of Vermont Yankee.

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

Reacquired Debt

The premiums and costs associated with reacquired debt of Entergy’s Utility operating companies and System Energy (except that portion allocable to the deregulated operations of Entergy Gulf States Louisiana) are included in regulatory assets and are being amortized over the life of the related new issuances, or over the life of the original debt issuance if the debt is not refinanced, in accordance with ratemaking treatment.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Presentation of Preferred Stock without Sinking Fund

Accounting standards regarding non-controlling interests and the classification and measurement of redeemable securities require the classification of preferred securities between liabilities and shareholders’ equity on the balance sheet if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances.  These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote.  The Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans articles of incorporation provide, generally, that the holders of each company’s preferred securities may elect a majority of the respective company’s board of directors if dividends are not paid for a year, until such time as the dividends in arrears are paid.  Therefore, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans present their preferred securities outstanding between liabilities and shareholders’ equity on the balance sheet.  Entergy Gulf States Louisiana and Entergy Louisiana, both organized as limited liability companies, have outstanding preferred securities with similar protective rights with respect to unpaid dividends, but provide for the election of board members that would not constitute a majority of the board; and their preferred securities are therefore classified for all periods presented as a component of members’ equity.

The outstanding preferred securities of Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Finance Holding (an Entergy Wholesale Commodities subsidiary), whose preferred holders also have protective rights, are similarly presented between liabilities and equity on Entergy’s consolidated balance sheets and the outstanding preferred securities of Entergy Gulf States Louisiana and Entergy Louisiana are presented within total equity in Entergy’s consolidated balance sheets.  The preferred dividends or distributions paid by all subsidiaries are reflected for all periods presented outside of consolidated net income.

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

Regulatory Assets

Other Regulatory Assets

Regulatory assets represent probable future revenues associated with costs that Entergy expects to recover from customers through the regulatory ratemaking process under which the Utility business operates.  In addition to the regulatory assets that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2013 and 2012:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy

	2013	2012
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$447.6	$422.6
Deferred capacity (Note 2 – Retail Rate Proceedings – Filings with the LPSC)	1.2	6.8
Grand Gulf fuel - non-current and power management rider - recovered through rate riders when rates are redetermined periodically (Note 2 – Fuel and purchased power cost recovery)	56.8	35.1
New nuclear generation development costs (Note 2) (c)	115.2	56.8
Gas hedging costs - recovered through fuel rates	—	8.3
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	1,723.1	2,866.3
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 – Storm Cost Recovery Filings with Retail Regulators)	786.8	970.8
Removal costs - recovered through depreciation rates (Note 9) (b)	188.9	155.7
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	20.5	22.4
Spindletop gas storage facility - recovered through December 2032 (a)	27.8	29.4
Transition to competition costs - recovered over a 15-year period through February 2021	74.4	82.1
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	160.6	177.6
Incremental ice storm costs - recovered through 2032	9.5	10.0
Michoud plant maintenance – recovered over a 7-year period through September 2018	9.1	11.0
MISO costs - recovery through retail rates	74.7	23.8
Human capital management costs - recovery through retail rate mechanisms (Note 13)	45.0	—
Unamortized loss on reacquired debt - recovered over term of debt	83.0	95.9
Other	69.2	51.3
Total	$3,893.4	$5,025.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	2013	2012
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$225.9	$210.2
Incremental ice storm costs - recovered through 2032	9.5	10.0
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	517.1	831.2
Grand Gulf fuel - non-current - recovered through rate riders when rates are redetermined periodically (Note 2 – Fuel and purchased power cost recovery)	23.5	17.3
Provision for storm damages - recovered either through securitization or retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	115.2	115.2
Removal costs - recovered through depreciation rates (Note 9) (b)	18.6	—
MISO costs - recovery through retail rates through 2018 (c)	30.9	1.1
Human capital management costs - recovery through retail rates through June 2017 (Note 13) (c)	22.0	—
Energy efficiency costs - recovered through rate riders when rates are redetermined periodically	12.5	2.4
Transmission facility operation and maintenance costs - recovered in base rates through 2033	8.7	—
Unamortized loss on reacquired debt - recovered over term of debt	28.8	31.5
Other	1.7	2.7
Entergy Arkansas Total	$1,014.4	$1,221.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

	2013	2012
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$11.0	$6.1
Gas hedging costs - recovered through fuel rates	—	2.6
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (b)	194.2	300.5
Provision for storm damages, including hurricane costs - recovered through retail rates and securitization (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	—	18.9
Deferred capacity (Note 2 – Retail Rate Proceedings – Filings with the LPSC)	1.2	6.8
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	20.5	22.4
New nuclear generation development costs - recovery through formula rate plan over eight years beginning in December 2014 (Note 2) (c)	29.5	—
Spindletop gas storage facility - recovered through December 2032 (a)	27.8	29.4
MISO costs - recovery through the MISO cost recovery mechanism beginning December 2014 through November 2017	15.3	9.0
Human capital management costs - recovery through formula rate plan beginning December 2014 through November 2017 (Note 13)	10.0	—
Unamortized loss on reacquired debt - recovered over term of debt	8.3	9.9
Other	3.7	4.1
Entergy Gulf States Louisiana Total	$321.5	$409.7

Entergy Louisiana

	2013	2012
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$139.2	$136.9
Gas hedging costs - recovered through fuel rates	—	3.4
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (b)	318.4	475.6
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	160.6	177.6
Provision for storm damages, including hurricane costs - recovered through retail rates and securitization (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	3.4	74.5
New nuclear generation development costs - recovery through formula rate plan over eight years beginning in December 2014 (Note 2) (c)	29.5	—
MISO costs - recovery through the MISO cost recovery mechanism beginning December 2014 through November 2017	20.8	11.8
Human capital management costs - recovery through formula rate plan beginning December 2014 through November 2017 (Note 13)	13.0	—
Unamortized loss on reacquired debt - recovered over term of debt	15.2	17.6
Other	15.4	16.2
Entergy Louisiana Total	$715.5	$913.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

	2013	2012
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$5.9	$5.6
Gas hedging costs - recovered through fuel rates	—	2.2
Removal costs - recovered through depreciation rates (Note 9) (b)	64.3	57.4
Grand Gulf fuel - non-current and power management rider- recovered through rate riders when rates are redetermined periodically (Note 2 – Fuel and purchased power cost recovery)	33.3	17.8
New nuclear generation development costs (Note 2) (c)	56.2	56.8
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	135.3	234.6
Provision for storm damages - recovered through retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	—	9.2
Unamortized loss on reacquired debt - recovered over term of debt	8.9	9.6
Other	14.6	8.3
Entergy Mississippi Total	$318.5	$401.5

Entergy New Orleans

	2013	2012
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$3.7	$3.6
Removal costs - recovered through depreciation rates (Note 9) (b)	34.9	29.9
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	76.8	134.6
Provision for storm damages, including hurricane costs - recovered through insurance proceeds and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	4.6	15.1
Michoud plant maintenance – recovered over a 7-year period through September 2018	9.1	11.0
Unamortized loss on reacquired debt - recovered over term of debt	2.0	2.3
Other	6.1	5.5
Entergy New Orleans Total	$137.2	$202.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

	2013	2012
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$1.1	$1.2
Removal costs - recovered through depreciation rates (Note 9) (b)	15.1	11.5
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	143.0	258.8
Provision for storm damages, including hurricane costs - recovered through securitization, insurance proceeds, and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	663.6	737.9
Transition to competition costs - recovered over a 15-year period through February 2021	74.4	82.1
Unamortized loss on reacquired debt - recovered over term of debt	7.7	9.4
Other	14.3	13.6
Entergy Texas Total	$919.2	$1,114.5

System Energy

	2013	2012
	(In Millions)
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	$60.8	$58.9
Removal costs - recovered through depreciation rates (Note 9) (b)	56.0	56.8
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Other Postretirement Benefits) (b)	132.9	198.2
Unamortized loss on reacquired debt - recovered over term of debt	12.0	15.6
Other	—	0.6
System Energy Total	$261.7	$330.1

(a)
The jurisdictional split order assigned the regulatory asset to Entergy Texas.  The regulatory asset, however, is being recovered and amortized at Entergy Gulf States Louisiana.  As a result, a billing occurs monthly over the same term as the recovery and receipts will be submitted to Entergy Texas.  Entergy Texas has recorded a receivable from Entergy Gulf States Louisiana and Entergy Gulf States Louisiana has recorded a corresponding payable.

(b)	Does not earn a return on investment, but is offset by related liabilities.

(c)	Does not earn a return on investment.

Fuel and purchased power cost recovery

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2013 and 2012 that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2013	2012
	(In Millions)
Entergy Arkansas	$68.7	$97.3
Entergy Gulf States Louisiana (a)	$109.7	$99.2
Entergy Louisiana (a)	$37.6	$94.6
Entergy Mississippi	$38.1	$26.5
Entergy New Orleans (a)	($19.1)	$1.9
Entergy Texas	($4.1)	($93.3)

(a)
2013 and 2012 include $100.1 million for Entergy Gulf States Louisiana, $68 million for Entergy Louisiana, and $4.1 million for Entergy New Orleans of fuel, purchased power, and capacity costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be over a period greater than twelve months.

Entergy Arkansas

Production Cost Allocation Rider

The APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, which are discussed in the “System Agreement Cost Equalization Proceedings” section below.  These costs cause an increase in Entergy Arkansas’s deferred fuel cost balance because Entergy Arkansas pays the costs over seven months but collects them from customers over twelve months.

Energy Cost Recovery Rider

Entergy Arkansas’s retail rates include an energy cost recovery rider to recover fuel and purchased energy costs in monthly customer bills.  The rider utilizes the prior calendar-year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over- or under-recovery, including carrying charges, of the energy costs for the prior calendar year.  The energy cost recovery rider tariff also allows an interim rate request depending upon the level of over- or under-recovery of fuel and purchased energy costs.

In October 2005 the APSC initiated an investigation into Entergy Arkansas's interim energy cost recovery rate.  The investigation focused on Entergy Arkansas's 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries.  In March 2006 the APSC extended its investigation to cover the costs included in Entergy Arkansas’s March 2006 annual energy cost rate filing, and a hearing was held in the APSC investigation in October 2006.

In January 2007 the APSC issued an order in its review of the energy cost rate.  The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs that resulted from two outages caused by employee and contractor error.  The coal plant generation curtailments were caused by railroad delivery problems and Entergy Arkansas has since resolved litigation with the railroad regarding the delivery problems.  The APSC staff was directed to perform an analysis with Entergy Arkansas’s assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within sixty days of the order.  After a final determination of the costs is made by the APSC, Entergy Arkansas will be directed to refund that amount with interest to its customers as a credit on the energy cost recovery rider.  Entergy Arkansas requested rehearing of the order.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In February 2010 the APSC denied Entergy Arkansas’s request for rehearing, and held a hearing in September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.  A decision is pending.  Entergy Arkansas expects the amount of damages, if any, to have an immaterial effect on its results of operations, financial position, or cash flows.

The APSC also established a separate docket to consider the resolved railroad litigation, and in February 2010 it established a procedural schedule that concluded with testimony through September 2010.  The testimony has been filed, and the APSC will decide the case based on the record in the proceeding.

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its upcoming March 2014 calculation of its revised energy cost rate. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude $65.9 million of deferred fuel and purchased energy costs incurred in 2013 from the calculation of its 2014 revised energy cost rate. The $65.9 million is an estimate of the incremental fuel and replacement energy costs that Entergy Arkansas incurred as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information is available regarding various claims associated with the ANO stator incident. The APSC approved Entergy Arkansas's request in February 2014. See the “ANO Damage and Outage” section in Note 8 to the financial statements for further discussion of the ANO stator incident.

Entergy Gulf States Louisiana and Entergy Louisiana

Entergy Gulf States Louisiana and Entergy Louisiana recover electric fuel and purchased power costs for the billing month based upon the level of such costs incurred two months prior to the billing month. Entergy Gulf States Louisiana’s purchased gas adjustments include estimates for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

In January 2003 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit included a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 1995 through 2004.  Entergy Gulf States Louisiana and the LPSC Staff reached a settlement to resolve the audit that required Entergy Gulf States Louisiana to refund $18 million to customers, including the realignment to base rates of $2 million of SO2 costs.  The ALJ held a stipulation hearing and in November 2011 the LPSC issued an order approving the settlement.  The refund was made in the November 2011 billing cycle.  Entergy Gulf States Louisiana had previously recorded provisions for the estimated outcome of this proceeding.

In December 2011 the LPSC authorized its staff to initiate another proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  Discovery is in progress, but a procedural schedule has not been established.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC Staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1.0 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. Two parties intervened in the proceeding. A procedural schedule was established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC Staff report and any issues raised by intervenors. One intervenor is seeking further proceedings regarding certain issues it raised in its comments on the LPSC Staff report. Entergy Louisiana has filed responses to both the LPSC Staff report and the issues raised by the intervenor. As required by the procedural schedule, a joint status report was submitted in

Entergy Corporation and Subsidiaries
Notes to Financial Statements

October 2013 by the parties. A status conference was held in December 2013. Discovery is in progress, but a procedural schedule has not been established.

Entergy Mississippi

Entergy Mississippi’s rate schedules include an energy cost recovery rider that, effective January 1, 2013, is adjusted annually to reflect accumulated over- or under-recoveries.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  In December 2008 the defendant Entergy companies removed the attorney general’s lawsuit to U.S. District Court in Jackson, Mississippi.  The Mississippi attorney general moved to remand the matter to state court.  In August 2012 the District Court issued an opinion denying the Attorney General’s motion for remand, finding that the District Court has subject matter jurisdiction under the Class Action Fairness Act.

The defendant Entergy companies answered the complaint and filed a counterclaim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act.  In May 2009 the defendant Entergy companies filed a motion for judgment on the pleadings asserting grounds of federal preemption, the exclusive jurisdiction of the MPSC, and factual errors in the attorney general’s complaint.  In September 2012 the District Court heard oral argument on Entergy’s motion for judgment on the pleadings.  The District Court’s ruling on the motion for judgment on the pleadings is pending.

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not subject to the federal law that allowed federal courts to hear those cases as “mass action” lawsuits. One day later the Attorney General renewed its motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies have responded to that motion and the District Court held oral argument on the motion to remand in February 2014. Entergy also has asserted federal question jurisdiction as a basis for the district court having jurisdiction and also has pending the motion for judgment on the pleadings.

Entergy New Orleans

Entergy New Orleans’s electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel and purchased power costs incurred with fuel cost revenues billed to customers, including carrying charges.

Entergy New Orleans’s gas rate schedules include a purchased gas adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, including carrying charges.

Entergy Texas

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, not recovered in base rates.  Semi-annual revisions of the fixed fuel factor are made in March and September

Entergy Corporation and Subsidiaries
Notes to Financial Statements

based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT.

In December 2010, Entergy Texas filed with the PUCT a request to refund fuel cost recovery over-collections through October 2010.  Pursuant to a stipulation among the parties that was approved by the PUCT in March 2011, Entergy Texas refunded over-collections through November 2010 of approximately $73 million, including interest through the refund period.  The refund was made for most customers over a three-month period that began with the February 2011 billing cycle.

In December 2011, Entergy Texas filed with the PUCT a request to refund approximately $43 million, including interest, of fuel cost recovery over-collections through October 2011.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas would refund $67 million, including interest and additional over-recoveries through December 2011, over a three-month period.  Entergy Texas and the parties requested that interim rates consistent with the settlement be approved effective with the March 2012 billing month, and the PUCT approved the application in March 2012.  Entergy Texas completed this refund to customers in May 2012.

In October 2012, Entergy Texas filed with the PUCT a request to refund approximately $78 million, including interest, of fuel cost recovery over-collections through September 2012.  Entergy Texas requested that the refund be implemented over a six-month period effective with the January 2013 billing month.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas would refund $84 million, including interest and additional over-recoveries through October 2012, to most customers over a three-month period beginning January 2013.  The PUCT approved the stipulation in January 2013. Entergy Texas completed this refund to customers in March 2013.

In July 2012, Entergy Texas filed with the PUCT an application to credit its customers approximately $37.5 million, including interest, resulting from the FERC’s October 2011 order in the System Agreement rough production cost equalization proceeding which is discussed below in “System Agreement Cost Equalization Proceedings.”  In September 2012 the parties submitted a stipulation resolving the proceeding.  The stipulation provided that most Entergy Texas customers would be credited over a four-month period beginning October 2012.  The credits were initiated with the October 2012 billing month on an interim basis, and the PUCT subsequently approved the stipulation, also in October 2012.

At the PUCT's April 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy. The PUCT issued an order in May 2013 adopting the rule allowing for a purchased power capacity rider, subject to an offsetting adjustment for load growth. The rule, as adopted, also includes a process for obtaining pre-approval by the PUCT of purchased power agreements. Entergy Texas has not exercised the option to recover its capacity costs under the new rider mechanism due to the pending base rate case filed with the PUCT in September 2013, but will continue to evaluate the benefits of utilizing the new rider to recover future capacity costs.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

2013 Base Rate Filing

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing assumed Entergy Arkansas's transition to MISO in December 2013, and requested a rate increase of $174 million, including $49 million of revenue being transferred from collection in riders to base rates. The filing also proposed a new transmission rider and a capacity cost recovery rider. The filing requested a 10.4% return on common equity. In September 2013, Entergy Arkansas filed testimony reflecting an updated rate increase request of $145 million, with

Entergy Corporation and Subsidiaries
Notes to Financial Statements

no change to its requested return on common equity of 10.4%. Hearings in the proceeding began in October 2013, and in December 2013 the APSC issued an order. The order authorizes a base rate increase of $81 million and includes an authorized return on common equity of 9.3%. The order allows Entergy Arkansas to amortize its human capital management costs over a three-and-a-half year period, but also orders Entergy Arkansas to file a detailed report of the Arkansas-specific costs, savings and final payroll changes upon conclusion of the human capital management initiative. The substance of the report will be addressed in Entergy Arkansas's next base rate filing. New rates will be implemented in the first billing cycle of March 2014 and are effective as of January 2014. Additionally, in January 2014, Entergy Arkansas filed a petition for rehearing or clarification of several aspects of the APSC’s order, including the 9.3% authorized return on common equity. In February 2014 the APSC granted Entergy Arkansas's petition for the purpose of further consideration.

Filings with the LPSC

Retail Rates - Electric

(Entergy Gulf States Louisiana)

In May 2011, Entergy Gulf States Louisiana made a special formula rate plan rate implementation filing with the LPSC that implemented effective with the May 2011 billing cycle a $5.1 million rate decrease to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center by Entergy Louisiana.  As a result of the closing of the acquisition and termination of the pre-acquisition power purchase agreement with Acadia, Entergy Gulf States Louisiana’s allocation of capacity related to this unit ended, resulting in a reduction in the additional capacity revenue requirement.

In May 2011, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflected an 11.11% earned return on common equity, which was within the allowed earnings bandwidth, indicating no cost of service rate change was necessary under the formula rate plan.  The filing also reflected a $22.8 million rate decrease for incremental capacity costs.  Entergy Gulf States Louisiana and the LPSC Staff subsequently filed a joint report that also stated that no cost of service rate change was necessary under the formula rate plan, and the LPSC approved it in October 2011.

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which was above the earnings bandwidth and indicated a $6.5 million cost of service rate decrease was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for the incremental capacity rider.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflected an earned return on common equity of 11.86%, which indicated a $5.7 million cost of service rate decrease was necessary under the formula rate plan.  The revised filing also indicated that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Gulf States Louisiana submitted a revised evaluation report that reflected expected retail jurisdictional cost of $16.9 million for the first-year capacity charges for the purchase from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy.  This rate change was implemented effective with the first billing cycle of January 2013.  The 2011 test year filings, as revised, were approved by the LPSC in February 2013. In April 2013, Entergy Gulf States Louisiana submitted a revised evaluation report increasing the incremental capacity rider by approximately $7.3 million to reflect the cost of an additional capacity contract.

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Gulf States Louisiana, and the required filing was made on February 15, 2013. The filing anticipated Entergy Gulf States Louisiana's integration into MISO. In the filing Entergy Gulf States Louisiana requested, among other relief:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•	authorization to increase the revenue it collects from customers by approximately $24 million;

•	an authorized return on common equity of 10.4%;

•	authorization to increase depreciation rates embedded in the proposed revenue requirement; and,

•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would include a mechanism to recover incremental transmission revenue requirement on the basis of a forward-looking test year as compared to the initial base year of 2014 with an annual true-up, that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Gulf States Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

Following a hearing before an ALJ and the ALJ's issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. Major terms of the settlement include approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Gulf States Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain special recovery items; (3) three-year amortization of costs to achieve savings associated with the human capital management initiative, with savings to be reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) no change in rates related to test year 2013, except with respect to recovery of the non-fuel MISO-related costs and any changes to the additional capacity revenue requirement; and (6) no increase in rates related to test year 2014, except for those items eligible for recovery outside of the earnings sharing mechanism. Existing depreciation rates will not change. Implementation of rate changes for items recoverable outside of the earnings sharing mechanism will occur in December 2014.

(Entergy Louisiana)

In May 2011, Entergy Louisiana made a special formula rate plan rate implementation filing with the LPSC that implemented, effective with the May 2011 billing cycle, a $43.1 million net rate increase to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center.  The net rate increase represented the decrease in the additional capacity revenue requirement resulting from the termination of the power purchase agreement with Acadia and the increase in the revenue requirement resulting from the ownership of the Acadia facility.  In August 2011, Entergy Louisiana made a filing to correct the May 2011 filing and decrease the rate by $1.1 million.

In May 2011, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflected an 11.07% earned return on common equity, which is just outside of the allowed earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected a very slight ($9 thousand) rate increase for incremental capacity costs.  Entergy Louisiana and the LPSC Staff subsequently filed a joint report that reflected an 11.07% earned return and resulted in no cost of service rate change under the formula rate plan, and the LPSC approved the joint report in October 2011.

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s formula rate plan.  In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and resulted in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for the incremental capacity rider.  In August 2012, Entergy Louisiana submitted a revised filing that reflected an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicated that an increase of $15.9 million should be reflected in the incremental capacity rider.  The rate change

Entergy Corporation and Subsidiaries
Notes to Financial Statements

was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Louisiana submitted a revised evaluation report that reflected two items: 1) a $17 million reduction for the first-year capacity charges for the purchase by Entergy Gulf States Louisiana from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy, and 2) an $88 million increase for the first-year retail revenue requirement associated with the Waterford 3 replacement steam generator project, which was in-service in December 2012.  These rate changes were implemented, subject to refund, effective with the first billing cycle of January 2013.  In April 2013, Entergy Louisiana and the LPSC staff filed a joint report resolving the 2011 test year formula rate plan and recovery related to the Grand Gulf uprate. This report was approved by the LPSC in April 2013. With completion of the Waterford 3 replacement steam generator project, the LPSC is conducting a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. An evidentiary hearing is scheduled for November 2014.

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Louisiana, and the required filing was made on February 15, 2013. The filing anticipated Entergy Louisiana's integration into MISO. In the filing Entergy Louisiana requested, among other relief:

•
authorization to increase the revenue it collects from customers by approximately $145 million (which does not take into account a revenue offset of approximately $2 million resulting from a proposed increase for those customers taking service under the Qualifying Facility Standby Service);

•	an authorized return on common equity of 10.4%;

•	authorization to increase depreciation rates embedded in the proposed revenue requirement; and,

•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would include a mechanism to recover incremental transmission revenue requirement on the basis of a forward-looking test year as compared to the initial base year of 2014 with an annual true-up, that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

Following a hearing before an ALJ and the ALJ's issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. The settlement provides for a $10 million rate increase effective with the first billing cycle of December 2014. Major terms of the settlement include approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain special recovery items; (3) three-year amortization of costs to achieve savings associated with the human capital management initiative, with savings reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) recovery of non-fuel MISO-related costs and any changes to the additional capacity revenue requirement related to test year 2013 effective with the first billing cycle of December 2014; and (6) a cumulative $30 million cap on cost of service increases over the three-year formula rate plan cycle, except for those items outside of the sharing mechanism. Existing depreciation rates will not change.

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2014, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2013.  The filing showed an earned return on common equity of 5.47%, which results in a $1.5 million rate increase. The rate increase, if approved, will be effective with the first billing cycle of April 2014.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In January 2013, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2012.  The filing showed an earned return on common equity of 11.18%, which results in a $43 thousand rate reduction.  In March 2013 the LPSC Staff issued its proposed findings and recommended two adjustments. Entergy Gulf States Louisiana and the LPSC Staff reached agreement regarding the LPSC Staff’s proposed adjustments. As reflected in an unopposed joint report of proceedings filed by Entergy Gulf States Louisiana and the LPSC Staff in May 2013, Entergy Gulf States Louisiana accepted, with modification, the LPSC Staff’s proposed adjustment to property insurance expense and agreed to: (1) a three-year extension of the gas rate stabilization plan with a midpoint return on equity of 9.95%, with a first year midpoint reset; (2) dismissal of a docket initiated by the LPSC to evaluate the allowed return on equity for Entergy Gulf States Louisiana’s gas rate stabilization plan; and (3) presentation to the LPSC by November 2014 by Entergy Gulf States Louisiana and the LPSC Staff of their recommendation for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment. The LPSC approved the agreement in May 2013.

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  In April 2012 the LPSC Staff filed its findings, suggesting adjustments that produced an 11.54% earned return on common equity for the test year and a $0.1 million rate reduction.  Entergy Gulf States Louisiana accepted the LPSC Staff’s recommendations, and the rate reduction was effective with the first billing cycle of May 2012.

In January 2011, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2010.  The filing showed an earned return on common equity of 8.84% and a revenue deficiency of $0.3 million.  In March 2011 the LPSC Staff filed its findings, suggesting an adjustment that produced an 11.76% earned return on common equity for the test year and a $0.2 million rate reduction.  Entergy Gulf States Louisiana implemented the $0.2 million rate reduction effective with the May 2011 billing cycle.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

In September 2009, Entergy Mississippi filed with the MPSC proposed modifications to its formula rate plan rider.  In March 2010 the MPSC issued an order: (1) providing the opportunity for a reset of Entergy Mississippi’s return on common equity to a point within the formula rate plan bandwidth and eliminating the 50/50 sharing that had been in the plan, (2) modifying the performance measurement process, and (3) replacing the revenue change limit of two percent of revenues, which was subject to a $14.5 million revenue adjustment cap, with a limit of four percent of revenues, although any adjustment above two percent requires a hearing before the MPSC.  The MPSC did not approve Entergy Mississippi’s request to use a projected test year for its annual scheduled formula rate plan filing and, therefore, Entergy Mississippi continued to use a historical test year for its annual evaluation reports under the plan.

In March 2011, Entergy Mississippi submitted its formula rate plan 2010 test year filing.  The filing shows an earned return on common equity of 10.65% for the test year, which is within the earnings bandwidth and results in no change in rates.  In November 2011 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for no change in rates.

In March 2012, Entergy Mississippi submitted its formula rate plan filing for the 2011 test year.  The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates.  In February 2013 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for no change in rates.

In March 2013, Entergy Mississippi submitted its formula rate plan filing for the 2012 test year. The filing requested a $36.3 million revenue increase to reset Entergy Mississippi's return on common equity to 10.55%, which is a point within the formula rate plan bandwidth. In June 2013, Entergy Mississippi and the Mississippi Public Utilities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Staff entered into a joint stipulation, in which both parties agreed that the MPSC should approve a $22.3 million rate increase for Entergy Mississippi which, with other adjustments reflected in the stipulation, would have the effect of resetting Entergy Mississippi’s return on common equity to 10.59% when adjusted for performance under the formula rate plan. In August 2013 the MPSC approved the joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff authorizing the rate increase effective with September 2013 bills.  Additionally, the MPSC authorized Entergy Mississippi to defer approximately $1.2 million in MISO-related implementation costs incurred in 2012 along with other MISO-related implementation costs incurred in 2013.

Filings with the City Council

(Entergy Louisiana)

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council. Entergy Louisiana is requesting a rate increase of $13 million over three years, including a 10.4% return on common equity and a formula rate plan mechanism identical to its LPSC request. In January 2014, the City Council Advisors filed direct testimony recommending a rate increase of $5.56 million over three years, including an 8.13% return on common equity. Hearings are scheduled for April 2014. New rates are currently expected to become effective in second quarter 2014.

(Entergy New Orleans)

Formula Rate Plan

In April 2009 the City Council approved a three-year formula rate plan for Entergy New Orleans, with terms including an 11.1% benchmark electric return on common equity (ROE) with a +/-40 basis point bandwidth and a 10.75% benchmark gas ROE with a +/-50 basis point bandwidth.  Earnings outside the bandwidth reset to the midpoint benchmark ROE, with rates changing on a prospective basis depending on whether Entergy New Orleans was over- or under-earning.  The formula rate plan also included a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure events.

In May 2011, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2010 test year.  The filings requested a $6.5 million electric rate decrease and a $1.1 million gas rate decrease.  Entergy New Orleans and the City Council’s Advisors reached a settlement that resulted in an $8.5 million incremental electric rate decrease and a $1.6 million gas rate decrease.  The settlement also provided for the deferral of $13.4 million of Michoud plant maintenance expenses incurred in 2010 and the establishment of a regulatory asset that will be amortized over the period October 2011 through September 2018.  The City Council approved the settlement in September 2011.  The new rates were effective with the first billing cycle of October 2011.

In May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.  Subsequent adjustments agreed upon with the City Council Advisors indicate a $4.9 million electric base revenue increase and a $0.05 million gas base revenue increase as necessary under the formula rate plan.  As part of the original filing, Entergy New Orleans also requested to increase annual funding for its storm reserve by approximately $5.7 million for five years.  On September 26, 2012, Entergy New Orleans made a filing with the City Council that implemented the $4.9 million electric formula rate plan rate increase and the $0.05 million gas formula rate plan rate increase.  The new rates were effective with the first billing cycle in October 2012.  In August 2013 the City Council unanimously approved a settlement of all issues in the formula rate plan proceeding.  Pursuant to the terms of the settlement, Entergy New Orleans implemented an approximately $1.625 million net decrease to the electric rates that were in effect prior to the electric rate increase implemented in October 2012, with no change in gas rates.  Entergy New Orleans refunded to customers approximately $6.0 million over the four-month period from September 2013 through December 2013 to make the electric rate decrease effective as of the first billing cycle of October 2012.  Entergy New Orleans had previously recorded provisions for the majority of the refund to customers, but recorded an additional $1.1 million provision in second quarter 2013 as a result of the settlement. The City Council has not yet acted on

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans’s request for an increase in storm reserve funding.  Entergy New Orleans’s formula rate plan ended with the 2011 test year and has not yet been extended.  Entergy New Orleans expects to initiate a rate proceeding prior to the in-service date of the Ninemile 6 generating facility.

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  In September 2009 the City Council approved the energy efficiency programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In October 2013 the City Council approved the extension of the current Energy Smart program through December 2014. The City Council approved the use of $3.5 million for program costs. In addition, Entergy New Orleans will be allowed to recover its lost contribution to fixed costs and to earn an incentive for meeting program goals.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2009 Rate Case

In December 2009, Entergy Texas filed a rate case requesting a $198.7 million increase reflecting an 11.5% return on common equity based on an adjusted June 2009 test year.  The rate case also included a $2.8 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the 70% share of River Bend for which Entergy Texas retail customers are partially responsible, in response to an NRC notification of a projected shortfall of decommissioning funding assurance.  Beginning in May 2010, Entergy Texas implemented a $17.5 million interim rate increase, subject to refund.  Intervenors and PUCT Staff filed testimony recommending adjustments that would result in a maximum rate increase, based on the PUCT Staff’s testimony, of $58 million.

The parties filed a settlement in August 2010 intended to resolve the rate case proceeding.  The settlement provided for a $59 million base rate increase for electricity usage beginning August 15, 2010, with an additional increase of $9 million for bills rendered beginning May 2, 2011.  The settlement stipulated an authorized return on equity of 10.125%.  The settlement stated that Entergy Texas’s fuel costs for the period April 2007 through June 2009 are reconciled, with $3.25 million of disallowed costs, which were included in an interim fuel refund.  The settlement also set River Bend decommissioning costs at $2.0 million annually.  Consistent with the settlement, in the third quarter 2010, Entergy Texas amortized $11 million of rate case costs.  The PUCT approved the settlement in December 2010.

2011 Rate Case

In November 2011, Entergy Texas filed a rate case requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year.  The rate case also proposed a purchased power recovery rider.  On January 12, 2012, the PUCT voted not to address the purchased power recovery rider in the current rate case, but the PUCT voted to set a baseline in the rate case proceeding that would be applicable if a purchased power capacity rider is approved in a separate proceeding.  In April 2012 the PUCT Staff filed direct testimony recommending a base rate increase of $66 million and a 9.6% return on common equity.  The PUCT Staff, however, subsequently filed a statement of position in the proceeding indicating that it was still evaluating the position it would ultimately take in the case regarding Entergy Texas’s recovery of purchased power capacity costs and Entergy Texas’s proposal to defer its MISO transition expenses.  In April 2012, Entergy Texas filed rebuttal testimony indicating a revised request for a $105 million base rate increase.  A hearing was held in late-April through early-May 2012.

In September 2012 the PUCT issued an order approving a $28 million rate increase, effective July 2012.  The order includes a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.”  The order also provides for increases in depreciation rates and the annual storm reserve accrual.  The order also reduced Entergy Texas’s proposed purchased power capacity

Entergy Corporation and Subsidiaries
Notes to Financial Statements

costs, stating that they are not known and measurable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6 million of MISO transition expense in base rates, and reduced Entergy’s Texas’s fuel reconciliation recovery by $4 million because it disagreed with the line-loss factor used in the calculation.  After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery.  Entergy Texas continues to believe that it is entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012.  Several other parties have also filed motions for rehearing of the PUCT’s order.  The PUCT subsequently denied rehearing of substantive issues.  Several parties, including Entergy Texas, have appealed the PUCT’s order to the Travis County District Court. A hearing is expected in April 2014.

2013 Rate Case

In September 2013, Entergy Texas filed a rate case requesting a $38.6 million base rate increase reflecting a 10.4% return on common equity based on an adjusted test year ending March 31, 2013. The rate case also proposed (1) a rough production cost equalization adjustment rider recovering Entergy Texas’s payment to Entergy New Orleans to achieve rough production cost equalization based on calendar year 2012 production costs and (2) a rate case expense rider recovering the cost of the 2013 rate case and certain costs associated with previous rate cases. The rate case filing also includes a request to reconcile $0.9 billion of fuel and purchased power costs and fuel revenues covering the period July 2011 through March 2013. The fuel reconciliation also reflects special circumstances fuel cost recovery of approximately $22 million of purchased power capacity costs. If approved, new rates could go into effect as early as April 2014. In January 2014 the PUCT staff filed direct testimony recommending a retail rate reduction of $0.3 million and a 9.2% return on common equity. In February 2014 the ALJs approved a request to abate the procedural schedule indefinitely while settlement discussions continued.

System Agreement Cost Equalization Proceedings

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.  Certain of the Utility operating companies’ retail regulators and other parties are pursuing litigation involving the System Agreement at the FERC.  The proceedings include challenges to the allocation of costs as defined by the System Agreement and allegations of imprudence by the Utility operating companies in their execution of their obligations under the System Agreement.

In June 2005, the FERC issued a decision in System Agreement litigation that had been commenced by the LPSC, and essentially affirmed its decision in a December 2005 order on rehearing.  The FERC decision concluded, among other things, that:

•	The System Agreement no longer roughly equalizes total production costs among the Utility operating companies.

•
In order to reach rough production cost equalization, the FERC imposed a bandwidth remedy by which each company’s total annual production costs will have to be within +/- 11% of Entergy System average total annual production costs.

•
In calculating the production costs for this purpose under the FERC’s order, output from the Vidalia hydroelectric power plant will not reflect the actual Vidalia price for the year but is priced at that year’s average price paid by Entergy Louisiana for the exchange of electric energy under Service Schedule MSS-3 of the System Agreement, thereby reducing the amount of Vidalia costs reflected in the comparison of the Utility operating companies’ total production costs.

•	The remedy ordered by FERC in 2005 required no refunds and became effective based on calendar year 2006 production costs and the first reallocation payments were made in 2007.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The FERC’s decision reallocates total production costs of the Utility operating companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth.  Under the current circumstances, this will be accomplished by payments from Utility operating companies whose production costs are more than 11% below Entergy System average production costs to Utility operating companies whose production costs are more than the Entergy System average production cost, with payments going first to those Utility operating companies whose total production costs are farthest above the Entergy System average.

The financial consequences of the FERC’s decision are determined by the total production cost of each Utility operating company, which are affected by the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana, Entergy Gulf States Louisiana, Entergy Texas, and Entergy Mississippi are more dependent upon gas-fired generation sources than Entergy Arkansas or Entergy New Orleans.  Of these, Entergy Arkansas is the least dependent upon gas-fired generation sources.  Therefore, increases in natural gas prices generally increased the amount by which Entergy Arkansas’s total production costs were below the Entergy System average production costs.

The LPSC, APSC, MPSC, and the Arkansas Electric Energy Consumers appealed the FERC’s December 2005 decision to the United States Court of Appeals for the D.C. Circuit.  Entergy and the City of New Orleans intervened in the various appeals.  The D.C. Circuit issued its decision in April 2008.  The D.C. Circuit concluded that the FERC’s orders had failed to adequately explain both its conclusion that it was prohibited from ordering refunds for the 20-month period from September 13, 2001 - May 2, 2003 and its determination to implement the bandwidth remedy commencing on January 1, 2006, rather than June 1, 2005.  The D.C. Circuit remanded the case to the FERC for further proceedings on these issues.

In October 2011, the FERC issued an order addressing the D.C. Circuit remand on these two issues.  On the first issue, the FERC concluded that it did have the authority to order refunds, but decided that it would exercise its equitable discretion and not require refunds for the 20-month period from September 13, 2001 - May 2, 2003.  Because the ruling on refunds relied on findings in the interruptible load proceeding, which is discussed in a separate section below, the FERC concluded that the refund ruling will be held in abeyance pending the outcome of the rehearing requests in that proceeding.  On the second issue, the FERC reversed its prior decision and ordered that the prospective bandwidth remedy begin on June 1, 2005 (the date of its initial order in the proceeding) rather than January 1, 2006, as it had previously ordered.  Pursuant to the October 2011 order, Entergy was required to calculate the additional bandwidth payments for the period June - December 2005 utilizing the bandwidth formula tariff prescribed by the FERC that was filed in a December 2006 compliance filing and accepted by the FERC in an April 2007 order.  As is the case with bandwidth remedy payments, these payments and receipts will ultimately be paid by Utility operating company customers to other Utility operating company customers.

In December 2011, Entergy filed with the FERC its compliance filing that provides the payments and receipts among the Utility operating companies pursuant to the FERC’s October 2011 order.  The filing shows the following payments/receipts among the Utility operating companies:

Payments (Receipts)
(In Millions)
Entergy Arkansas	$156
Entergy Gulf States Louisiana	($75)
Entergy Louisiana	$—
Entergy Mississippi	($33)
Entergy New Orleans	($5)
Entergy Texas	($43)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas made its payment in January 2012.  In February 2012, Entergy Arkansas filed for an interim adjustment to its production cost allocation rider requesting that the $156 million payment be collected from customers over the 22-month period from March 2012 through December 2013.  In March 2012 the APSC issued an order stating that the payment can be recovered from retail customers through the production cost allocation rider, subject to refund.  The LPSC and the APSC have requested rehearing of the FERC’s October 2011 order.  In December 2013 the LPSC filed a petition for a writ of mandamus at the United States Court of Appeals for the D.C. Circuit. In its petition, the LPSC requested that the D.C. Circuit issue an order compelling the FERC to issue a final order on pending rehearing requests. In its response to the LPSC petition, the FERC committed to rule on the pending rehearing request before the end of February. In January 2014 the D.C. Circuit denied the LPSC's petition. The APSC, the LPSC, the PUCT, and other parties intervened in the December 2011 compliance filing proceeding, and the APSC and the LPSC also filed protests.

Calendar Year 2013 Production Costs

The liabilities and assets for the preliminary estimate of the payments and receipts required to implement the FERC’s remedy based on calendar year 2013 production costs were recorded in December 2013, based on certain year-to-date information.  The preliminary estimate was recorded based on the following estimate of the payments/receipts among the Utility operating companies for 2014.

2014 Payments (Receipts)
(In Millions)
Entergy Gulf States Louisiana	$—
Entergy Louisiana	$—
Entergy Mississippi	$—
Entergy New Orleans	($16)
Entergy Texas	$16

The actual payments/receipts for 2014, based on calendar year 2013 production costs, will not be calculated until the Utility operating companies’ 2013 FERC Form 1s have been filed.  Once the calculation is completed, it will be filed at the FERC.  The level of any payments and receipts is significantly affected by a number of factors, including, among others, weather, the price of alternative fuels, the operating characteristics of the Entergy System generating fleet, and multiple factors affecting the calculation of the non-fuel related revenue requirement components of the total production costs, such as plant investment. Entergy Arkansas is no longer a participant in the System Agreement and is not part of the calendar year 2013 production costs calculation.

Rough Production Cost Equalization Rates

Each May since 2007 Entergy has filed with the FERC the rates to implement the FERC’s orders in the System Agreement proceeding.  These filings show the following payments/receipts among the Utility operating companies are necessary to achieve rough production cost equalization as defined by the FERC’s orders:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Payments (Receipts)
	2007	2008	2009	2010	2011	2012	2013
	(In Millions)
Entergy Arkansas	$252	$252	$390	$41	$77	$41	$—
Entergy Gulf States Louisiana	($120)	($124)	($107)	$—	($12)	$—	$—
Entergy Louisiana	($91)	($36)	($140)	($22)	$—	($41)	$—
Entergy Mississippi	($41)	($20)	($24)	($19)	($40)	$—	$—
Entergy New Orleans	$—	($7)	$—	$—	($25)	$—	($15)
Entergy Texas	($30)	($65)	($119)	$—	$—	$—	$15

The APSC has approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas.  Entergy Texas proposed a rough production cost equalization adjustment rider in its September 2013 rate filing, which is pending. Management believes that any changes in the allocation of production costs resulting from the FERC’s decision and related retail proceedings should result in similar rate changes for retail customers, subject to specific circumstances that have caused trapped costs.  See “2007 Rate Filing Based on Calendar Year 2006 Production Costs” below, however, for a discussion of a FERC decision that could result in trapped costs at Entergy Arkansas related to a contract with AmerenUE.

Entergy Arkansas and, for December 2012 and 2013, Entergy Texas, record accounts payable and Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas record accounts receivable to reflect the rough production cost equalization payments and receipts required to implement the FERC’s remedy.  Entergy Arkansas and, for December 2012 and 2013, Entergy Texas, record a corresponding regulatory asset for the right to collect the payments from customers, and Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas record corresponding regulatory liabilities for their obligations to pass the receipts on to customers.  The regulatory asset and liabilities are shown as “System Agreement cost equalization” on the respective balance sheets.

2007 Rate Filing Based on Calendar Year 2006 Production Costs

Several parties intervened in the 2007 rate proceeding at the FERC, including the APSC, the MPSC, the Council, and the LPSC, which also filed protests.  The PUCT also intervened.  Intervenor testimony was filed in which the intervenors and also the FERC Staff advocated a number of positions on issues that affect the level of production costs the individual Utility operating companies are permitted to reflect in the bandwidth calculation, including the level of depreciation and decommissioning expense for nuclear facilities.  The effect of the various positions would be to reallocate costs among the Utility operating companies.  The Utility operating companies filed rebuttal testimony explaining why the bandwidth payments are properly recoverable under the AmerenUE contract, and explaining why the positions of FERC Staff and intervenors on the other issues should be rejected.  A hearing in this proceeding concluded in July 2008, and the ALJ issued an initial decision in September 2008.  The ALJ’s initial decision concluded, among other things, that: (1) the decisions to not exercise Entergy Arkansas’s option to purchase the Independence plant in 1996 and 1997 were prudent; (2) Entergy Arkansas properly flowed a portion of the bandwidth payments through to AmerenUE in accordance with the wholesale power contract; and (3) the level of nuclear depreciation and decommissioning expense reflected in the bandwidth calculation should be calculated based on NRC-authorized license life, rather than the nuclear depreciation and decommissioning expense authorized by the retail regulators for purposes of retail ratemaking.  Following briefing by the parties, the matter was submitted to the FERC for decision. On January 11, 2010, the FERC issued its decision both affirming and overturning certain of the ALJ’s rulings, including overturning the decision on nuclear depreciation and decommissioning expense.  The FERC’s conclusion related to the AmerenUE contract does not permit Entergy Arkansas to recover a portion of its bandwidth payment from AmerenUE.  The Utility operating companies requested rehearing of that portion of the decision and requested clarification on certain other portions of the decision.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

AmerenUE argued that its wholesale power contract with Entergy Arkansas, pursuant to which Entergy Arkansas sells power to AmerenUE, does not permit Entergy Arkansas to flow through to AmerenUE any portion of Entergy Arkansas’s bandwidth payment.  The AmerenUE contract expired in August 2009.  In April 2008, AmerenUE filed a complaint with the FERC seeking refunds, plus interest, in the event the FERC ultimately determines that bandwidth payments are not properly recovered under the AmerenUE contract.  In response to the FERC’s decision discussed in the previous paragraph, Entergy Arkansas recorded a regulatory provision in the fourth quarter 2009 for a potential refund to AmerenUE.

In May 2012, the FERC issued an order on rehearing in the proceeding.  The order may result in the reallocation of costs among the Utility operating companies, although there are still FERC decisions pending in other System Agreement proceedings that could affect the rough production cost equalization payments and receipts.  The FERC directed Entergy, within 45 days of the issuance of a pending FERC order on rehearing regarding the functionalization of costs in the 2007 rate filing, to file a comprehensive bandwidth recalculation report showing updated payments and receipts in the 2007 rate filing proceeding.  The May 2012 FERC order also denied Entergy’s request for rehearing regarding the AmerenUE contract and ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments collected from AmerenUE.  Under the terms of the FERC’s order a refund of $30.6 million, including interest, was made in June 2012.  Entergy and the LPSC appealed certain aspects of the FERC’s decisions to the U.S. Court of Appeals for the D.C. Circuit.  On December 7, 2012, the D.C. Circuit dismissed Entergy’s petition for review as premature because Entergy filed a rehearing request of the May 2012 FERC order and that rehearing request is still pending.  The court also ordered that the LPSC’s appeal be held in abeyance and that the parties file motions to govern further proceedings within 30 days of the FERC’s completion of the ongoing "Entergy bandwidth proceedings." On October 16, 2013, the FERC issued two orders related to this proceeding. The first order provided clarification with regard to the derivation of the ratio that should be used to functionalize net operating loss carryforwards for purposes of the annual bandwidth filings. The second order denied Entergy’s request for rehearing of the FERC’s prior determination that interest should be included on recalculated payment and receipt amounts required in this particular proceeding due to the length of time that had passed. Entergy subsequently appealed certain aspects of the FERC’s decisions to the U.S. Court of Appeals for the D.C. Circuit. On January 23, 2014, the D.C. Circuit returned the LPSC’s appeal to the active docket and consolidated it with Entergy’s petition for appellate review. The appeals are pending.

2008 Rate Filing Based on Calendar Year 2007 Production Costs

Several parties intervened in the 2008 rate proceeding at the FERC, including the APSC, the LPSC, and AmerenUE, which also filed protests.  Several other parties, including the MPSC and the City Council, intervened in the proceeding without filing a protest.  In direct testimony filed in January 2009, certain intervenors and the FERC staff advocated a number of positions on issues that affect the level of production costs the individual Utility operating companies are permitted to reflect in the bandwidth calculation, including the level of depreciation and decommissioning expense for the nuclear and fossil-fueled generating facilities.  The effect of these various positions would be to reallocate costs among the Utility operating companies.  In addition, three issues were raised alleging imprudence by the Utility operating companies, including whether the Utility operating companies had properly reflected generating units’ minimum operating levels for purposes of making unit commitment and dispatch decisions, whether Entergy Arkansas’s sales to third parties from its retained share of the Grand Gulf nuclear facility were reasonable, prudent, and non-discriminatory, and whether Entergy Louisiana’s long-term Evangeline gas purchase contract was prudent and reasonable.

The parties reached a partial settlement agreement of certain of the issues initially raised in this proceeding.  The partial settlement agreement was conditioned on the FERC accepting the agreement without modification or condition, which the FERC did in August 2009.  A hearing on the remaining issues in the proceeding was completed in June 2009, and in September 2009 the ALJ issued an initial decision.  The initial decision affirms Entergy’s position in the filing, except for two issues that may result in a reallocation of costs among the Utility operating companies.  In October 2011 the FERC issued an order on the ALJ’s initial decision.  The FERC’s order resulted in a minor reallocation of payments/receipts among the Utility operating companies on one issue in the 2008 rate filing.  Entergy made a compliance filing

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in December 2011 showing the updated payment/receipt amounts.  The LPSC filed a protest in response to the compliance filing.  In January 2013 the FERC issued an order accepting Entergy’s compliance filing.  In the January 2013 order the FERC required Entergy to include interest on the recalculated bandwidth payment and receipt amounts for the period from June 1, 2008 until the date of the Entergy intra-system bill that will reflect the bandwidth recalculation amounts for calendar year 2007.  In February 2013, Entergy filed a request for rehearing of the FERC’s ruling requiring interest. In March 2013 the LPSC filed a petition for review with the U.S. Court of Appeals for the Fifth Circuit seeking appellate review of the FERC’s earlier orders addressing the ALJ’s initial decision. The Fifth Circuit has scheduled the LPSC petition for oral argument in March 2014.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

Several parties intervened in the 2009 rate proceeding at the FERC, including the LPSC and Ameren, which also filed protests.  In July 2009 the FERC accepted Entergy's proposed rates for filing, effective June 1, 2009, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures were terminated and a hearing before the ALJ was held in April 2010.  In August 2010 the ALJ issued an initial decision.  The initial decision substantially affirms Entergy's position in the filing, except for one issue that may result in some reallocation of costs among the Utility operating companies.  The LPSC, the FERC trial staff, and Entergy submitted briefs on exceptions in the proceeding.  In May 2012 the FERC issued an order affirming the ALJ’s initial decision, or finding certain issues in that decision moot.  Rehearing and clarification of FERC’s order have been requested. In January 2013 the LPSC filed a protest of Entergy’s July 2012 compliance filing submitted in response to the FERC’s May 2012 order. In October 2013 the FERC issued orders denying the LPSC’s rehearing request with respect to the FERC’s May 2012 order and addressing Entergy's compliance filing implementing the FERC’s directives in the May 2012 order. The compliance filing order referred to guidance provided in a separate order issued on that same day in the 2007 rate proceeding with respect to the ratio used to functionalize net operating loss carryforwards for bandwidth purposes and directed Entergy to make an additional compliance filing in the 2009 rate proceeding consistent with the guidance provided in that order. In November 2013 the LPSC sought rehearing of the FERC’s October 2013 order and Entergy submitted its compliance filing implementing the FERC’s directives in the October 2013 order.

Comprehensive Bandwidth Recalculation for 2007, 2008, and 2009 Rate Filing Proceedings

Entergy has committed to file a comprehensive bandwidth recalculation report reflecting the updated payment/receipt amounts in the 2007, 2008, and 2009 rate filing proceedings mentioned above in compliance with the applicable FERC orders. It is probable that these proceedings will result in a reallocation of payments/receipts among the Utility operating companies to achieve production cost equalization as defined by the FERC orders. Based on the progress of the proceedings during the fourth quarter of 2013, Entergy was able to estimate the following range for these payments (receipts) as of December 31, 2013:

	Payments (Receipts)
	Low	High
	(In Millions)
Entergy Arkansas	$30	$40
Entergy Gulf States Louisiana	($15)	($24)
Entergy Louisiana	($17)	($25)
Entergy Mississippi	$15	$25
Entergy New Orleans	($1)	($1)
Entergy Texas	($12)	($15)

The Utility operating companies recorded payables to/receivables from associated companies based on the low end of the estimated range. Any payments required by the Utility operating companies as a result of these rate filings are expected to be recoverable from customers and any receipts are expected to be credited to customers. Therefore, offsetting regulatory assets/liabilities were also recorded. There is still significant uncertainty regarding

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the final outcome of these proceedings. As further progress is made, the estimates of the payments/receipts may change. As is the case with bandwidth remedy, these payments and receipts will ultimately be paid by Utility operating company customers to other Utility operating company customers.

2010 Rate Filing Based on Calendar Year 2009 Production Costs

In May 2010, Entergy filed with the FERC the 2010 rates in accordance with the FERC’s orders in the System Agreement proceeding, and supplemented the filing in September 2010.  Several parties intervened in the proceeding at the FERC, including the LPSC and the City Council, which also filed protests.  In July 2010 the FERC accepted Entergy’s proposed rates for filing, effective June 1, 2010, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures have been terminated, and the ALJ scheduled hearings to begin in March 2011.  Subsequently, in January 2011 the ALJ issued an order directing the parties and FERC Staff to show cause why this proceeding should not be stayed pending the issuance of FERC decisions in the prior production cost proceedings currently before the FERC on review.  In March 2011 the ALJ issued an order placing this proceeding in abeyance. In October 2013 the FERC issued an order granting clarification and denying rehearing with respect to its October 2011 rehearing order in this proceeding. The FERC clarified that in a bandwidth proceeding parties can challenge erroneous inputs, implementation errors, or prudence of cost inputs, but challenges to the bandwidth formula itself must be raised in a Federal Power Act section 206 complaint or section 205 filing. Subsequently in October 2013 the presiding ALJ lifted the stay order holding in abeyance the hearing previously ordered by the FERC and directing that the remaining issues proceed to a hearing on the merits. The hearing is scheduled for March 2014.

2011 Rate Filing Based on Calendar Year 2010 Production Costs

In May 2011, Entergy filed with the FERC the 2011 rates in accordance with the FERC’s orders in the System Agreement proceeding.  Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest.  In July 2011 the FERC accepted Entergy's proposed rates for filing, effective June 1, 2011, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review. In January 2014 the LPSC filed a petition for a writ of mandamus at the United States Court of Appeals for the Fifth Circuit. In its petition, the LPSC requested that the Fifth Circuit issue an order compelling the FERC to issue a final order in several proceedings related to the System Agreement, including the 2011 rate filing based on calendar year 2010 production costs and the 2012 and 2013 rate filings discussed below.

2012 Rate Filing Based on Calendar Year 2011 Production Costs

In May 2012, Entergy filed with the FERC the 2012 rates in accordance with the FERC’s orders in the System Agreement proceeding.  Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest.  In August 2012 the FERC accepted Entergy's proposed rates for filing, effective June 2012, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review.

2013 Rate Filing Based on Calendar Year 2012 Production Costs

In May 2013, Entergy filed with the FERC the 2013 rates in accordance with the FERC’s orders in the System Agreement proceeding. Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest. The City Council intervened and filed comments related to including the outcome of a related FERC proceeding in the 2013 cost equalization calculation. In August 2013 the FERC issued an order accepting the 2013 rates, effective June 1, 2013, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Interruptible Load Proceeding

In April 2007, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC’s appeal of the FERC’s March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies’ interruptible loads.  In its opinion the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds.  The FERC issued its order on remand in September 2007, in which it directed Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change.  In addition, the order directed the Utility operating companies to make refunds for the period May 1995 through July 1996.  In November 2007 the Utility operating companies filed a refund report describing the refunds to be issued pursuant to the FERC's orders.  The LPSC filed a protest to the refund report in December 2007, and the Utility operating companies filed an answer to the protest in January 2008.  The refunds were made in October 2008 by the Utility operating companies that owed refunds to the Utility operating companies that were due a refund under the decision.  The APSC and the Utility operating companies appealed the FERC decisions to the D.C. Circuit.  Because of its refund obligation to its customers as a result of this proceeding and a related LPSC proceeding, Entergy Louisiana recorded provisions during 2008 of approximately $16 million, including interest, for rate refunds.  The refunds were made in the fourth quarter 2009.

Following the filing of petitioners' initial briefs, the FERC filed a motion requesting the D.C. Circuit hold the appeal of the FERC’s decisions ordering refunds in the interruptible load proceeding in abeyance and remand the record to the FERC.  The D.C. Circuit granted the FERC’s unopposed motion in June 2009.  In December 2009 the FERC established a paper hearing to determine whether the FERC had the authority and, if so, whether it would be appropriate to order refunds resulting from changes in the treatment of interruptible load in the allocation of capacity costs by the Utility operating companies.  In August 2010 the FERC issued an order stating that it has the authority and refunds are appropriate.  The APSC, MPSC, and Entergy requested rehearing of the FERC’s decision.  In June 2011 the FERC issued an order granting rehearing in part and denying rehearing in part, in which the FERC determined to invoke its discretion to deny refunds.  The FERC held that in this case where “the Entergy system as a whole collected the proper level of revenue, but, as was later established, incorrectly allocated peak load responsibility among the various Entergy operating companies….the Commission will apply here our usual practice in such cases, invoking our equitable discretion to not order refunds, notwithstanding our authority to do so.”  The LPSC has requested rehearing of the FERC’s June 2011 decision.  In October 2011 the FERC issued an “Order Establishing Paper Hearing” inviting parties that oppose refunds to file briefs within 30 days addressing the LPSC’s argument that FERC precedent supports refunds under the circumstances present in this proceeding.  Parties that favor refunds were then invited to file reply briefs within 21 days of the date that the initial briefs are due.  Briefs were submitted and the matter is pending.

In September 2010 the FERC had issued an order setting the refund report filed in the proceeding in November 2007 for hearing and settlement judge procedures.  In May 2011, Entergy filed a settlement agreement that resolved all issues relating to the refund report set for hearing.  In June 2011 the settlement judge certified the settlement as uncontested and the settlement agreement is currently pending before the FERC.  In July 2011, Entergy filed an amended/corrected refund report and a motion to defer action on the settlement agreement until after the FERC rules on the LPSC’s rehearing request regarding the June 2011 decision denying refunds.

Prior to the FERC’s June 2011 order on rehearing, Entergy Arkansas filed an application in November 2010 with the APSC for recovery of the refund that it paid.  The APSC denied Entergy Arkansas’s application, and also denied Entergy Arkansas’s petition for rehearing.  If the FERC were to order Entergy Arkansas to pay refunds on rehearing in the interruptible load proceeding the APSC’s decision would trap FERC-approved costs at Entergy Arkansas with no regulatory-approved mechanism to recover them.  In August 2011, Entergy Arkansas filed a complaint in the United States District Court for the Eastern District of Arkansas asking for a declaratory judgment that the rejection of Entergy Arkansas’s application by the APSC is preempted by the Federal Power Act.  The APSC filed a motion to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

dismiss the complaint.  In April 2012 the United States district court dismissed Entergy Arkansas’s complaint without prejudice stating that Entergy Arkansas’s claim is not ripe for adjudication and that Entergy Arkansas did not have standing to bring suit at this time.

In March 2013 the FERC issued an order denying the LPSC's request for rehearing of the FERC's June 2011 order wherein the FERC concluded it would exercise its discretion and not order refunds in the interruptible load proceeding. Based on its review of the LPSC’s request for rehearing and the briefs filed as part of the paper hearing established in October 2011, the FERC affirmed its earlier ruling and declined to order refunds under the circumstances of the case. In May 2013 the LPSC filed a petition for review with the U.S. Court of Appeals for the D.C. Circuit seeking review of FERC prior orders in the Interruptible Load Proceeding that concluded that the FERC would exercise its discretion and not order refunds in the proceeding. The appeal is pending.

Entergy Arkansas Opportunity Sales Proceeding

In June 2009, the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenges sales made beginning in 2002 and requests refunds.  On July 20, 2009, the Utility operating companies filed a response to the complaint requesting that the FERC dismiss the complaint on the merits without hearing because the LPSC has failed to meet its burden of showing any violation of the System Agreement and failed to produce any evidence of imprudent action by the Entergy System.  In their response, the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The response further explains that the FERC already has determined that Entergy Arkansas’s short-term wholesale sales did not trigger the “right-of-first-refusal” provision of the System Agreement.  While the D.C. Circuit recently determined that the “right-of-first-refusal” issue was not properly before the FERC at the time of its earlier decision on the issue, the LPSC has raised no additional claims or facts that would warrant the FERC reaching a different conclusion.

The LPSC filed direct testimony in the proceeding alleging, among other things, (1) that Entergy violated the System Agreement by permitting Entergy Arkansas to make non-requirements sales to non-affiliated third parties rather than making such energy available to the other Utility operating companies’ customers; and (2) that over the period 2000 - 2009, these non-requirements sales caused harm to the Utility operating companies’ customers and these customers should be compensated for this harm by Entergy.  In subsequent testimony, the LPSC modified its original damages claim in favor of quantifying damages by re-running intra-system bills.  The Utility operating companies believe the LPSC's allegations are without merit.  A hearing in the matter was held in August 2010.

In December 2010, the ALJ issued an initial decision.  The ALJ found that the System Agreement allowed for Entergy Arkansas to make the sales to third parties but concluded that the sales should be accounted for in the same manner as joint account sales.  The ALJ concluded that “shareholders” should make refunds of the damages to the Utility operating companies, along with interest.  Entergy disagreed with several aspects of the ALJ’s initial decision and in January 2011 filed with the FERC exceptions to the decision.

The FERC issued a decision in June 2012 and held that, while the System Agreement is ambiguous, it does provide authority for individual Utility operating companies to make opportunity sales for their own account and Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement does not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load, but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the System Agreement.  Quantifying the effect of the FERC’s decision will require re-running intra-system bills for a ten-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

year period, and the FERC in its decision established further hearing procedures to determine the calculation of the effects.  In July 2012, Entergy and the LPSC filed requests for rehearing of the FERC’s June 2012 decision, which are pending with the FERC.

As required by the procedural schedule established in the calculation proceeding, Entergy filed its direct testimony that included a proposed illustrative re-run, consistent with the directives in FERC’s order, of intra-system bills for 2003, 2004, and 2006, the three years with the highest volume of opportunity sales.  Entergy’s proposed illustrative re-run of intra-system bills shows that the potential cost for Entergy Arkansas would be up to $12 million for the years 2003, 2004, and 2006, and the potential benefit would be significantly less than that for each of the other Utility operating companies.  Entergy’s proposed illustrative re-run of the intra-system bills also shows an offsetting potential benefit to Entergy Arkansas for the years 2003, 2004, and 2006 resulting from the effects of the FERC’s order on System Agreement Service Schedules MSS-1, MSS-2, and MSS-3, and the potential offsetting cost would be significantly less than that for each of the other Utility operating companies.  Entergy provided to the LPSC an illustrative intra-system bill recalculation as specified by the LPSC for the years 2003, 2004, and 2006, and the LPSC then filed answering testimony in December 2012.  In its testimony the LPSC claims that the damages that should be paid by Entergy Arkansas to the other Utility operating company’s customers for 2003, 2004, and 2006 are $42 million to Entergy Gulf States, Inc., $7 million to Entergy Louisiana, $23 million to Entergy Mississippi, and $4 million to Entergy New Orleans. The FERC staff and certain intervenors filed direct and answering testimony in February 2013. In April 2013, Entergy filed its rebuttal testimony in that proceeding, including a revised illustrative re-run of the intra-system bills for the years 2003, 2004, and 2006. The revised calculation determines the re-pricing of the opportunity sales based on consideration of moveable resources only and the removal of exchange energy received by Entergy Arkansas, which increases the potential cost for Entergy Arkansas over the three years 2003, 2004, and 2006 by $2.3 million from the potential costs identified in the Utility operating companies’ prior filings in September and October 2012. A hearing was held in May 2013 to quantify the effect of repricing the opportunity sales in accordance with the FERC’s decision.

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

Storm Cost Recovery Filings with Retail Regulators

Entergy Arkansas

Entergy Arkansas December 2012 Winter Storm

In December 2012 a severe winter storm consisting of ice, snow, and high winds caused significant damage to Entergy Arkansas’s distribution lines, equipment, poles, and other facilities.  Total restoration costs for the repair and/or replacement of Entergy Arkansas’s electrical facilities in areas damaged from the winter storm were $63 million, including costs recorded as regulatory assets of approximately $22 million.  In the Entergy Arkansas 2013 rate case, the APSC approved inclusion of the construction spending in rate base and approved an increase in the normal storm cost accrual, which will effectively amortize the regulatory asset over a five-year period.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

 Entergy Gulf States Louisiana and Entergy Louisiana

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to portions of Entergy's service area in Louisiana, and to a lesser extent in Mississippi and Arkansas.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana drew $65 million and $187 million, respectively, from their funded storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Gulf States Louisiana and Entergy Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds, Entergy Gulf States Louisiana is seeking an LPSC determination that $73.8 million in system restoration costs were prudently incurred and Entergy Louisiana is seeking an LPSC determination that $247.7 million in system restoration costs were prudently incurred.  Entergy Gulf States Louisiana and Entergy Louisiana intend to replenish their storm escrow accounts to $90 million and $200 million, respectively, primarily through traditional debt markets and have requested special rate treatment of any borrowings for that purpose.  In May 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a supplemental application proposing a specific means to finance system restoration costs and related requests. Entergy Gulf States Louisiana and Entergy Louisiana are proposing to finance Hurricane Isaac restoration costs through Louisiana Act 55 financing, which was the same method they used for Hurricanes Katrina, Rita, Gustav, and Ike.

The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Gulf States Louisiana and Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of each company’s costs. The LPSC Staff also supported the requests to re-establish storm reserves of $90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana. One intervenor filed testimony recommending storm reserve levels of $70 million for Entergy Gulf States Louisiana and $100 million for Entergy Louisiana, but takes no position on the prudence of the Hurricane Isaac system restoration costs. An evidentiary hearing took place in December 2013, and an LPSC decision is expected in 2014.

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy's service territory.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana and Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Act 55 financings).  Entergy Gulf States Louisiana’s and Entergy Louisiana’s Hurricane Katrina and Hurricane Rita storm costs were financed primarily by Act 55 financings, as discussed below.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and Act 55 financing savings to customers via a Storm Cost Offset rider.

In December 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana, including carrying costs.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana's storm reserve in the amount of $90 million and Entergy Louisiana's storm reserve in the amount of $200 million when the Act 55 financings are accomplished.  In March and April 2010, Entergy Gulf States Louisiana, Entergy Louisiana, and other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that includes these terms and also includes

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana’s and Entergy Louisiana's proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $15.5 million and $27.8 million of customer benefits, respectively, through prospective annual rate reductions of $3.1 million and $5.6 million for five years.  A stipulation hearing was held before the ALJ on April 13, 2010.  On April 21, 2010, the LPSC approved the settlement and subsequently issued two financing orders and one ratemaking order intended to facilitate the implementation of the Act 55 financings.  In June 2010 the Louisiana State Bond Commission approved the Act 55 financings.

In July 2010, the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $468.9 million in bonds under Act 55.  From the $462.4 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $200 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $262.4 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana used $262.4 million to acquire 2,624,297.11 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

In July 2010, the LCDA issued another $244.1 million in bonds under Act 55.  From the $240.3 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $90 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $150.3 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana used $150.3 million to acquire 1,502,643.04 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LCDA, and there is no recourse against Entergy, Entergy Gulf States Louisiana or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Gulf States Louisiana and Entergy Louisiana collect a system restoration charge on behalf of the LURC, and remit the collections to the bond indenture trustee.  Entergy Gulf States Louisiana and Entergy Louisiana do not report the collections as revenue because they are merely acting as the billing and collection agents for the state.

Hurricane Katrina and Hurricane Rita

In August and September 2005, Hurricanes Katrina and Rita caused catastrophic damage to large portions of the Utility’s service territories in Louisiana, Mississippi, and Texas, including the effect of extensive flooding that resulted from levee breaks in and around the greater New Orleans area.  The storms and flooding resulted in widespread power outages, significant damage to electric distribution, transmission, and generation and gas infrastructure, and the loss of sales and customers due to mandatory evacuations and the destruction of homes and businesses.

In March 2008, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed at the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana and Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Legislature (Act 55 financings).  The Act 55 financings are expected to produce additional customer benefits as compared to traditional securitization.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues

Entergy Corporation and Subsidiaries
Notes to Financial Statements

including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financings, approved requests for the Act 55 financings.  On April 10, 2008, Entergy Gulf States Louisiana and Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Gulf States Louisiana and Entergy Louisiana’s proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $10 million and $30 million of customer benefits, respectively, through prospective annual rate reductions of $2 million and $6 million for five years.  On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financings.  In May 2008 the Louisiana State Bond Commission granted final approval of the Act 55 financings.

In July 2008, the LPFA issued $687.7 million in bonds under the aforementioned Act 55.  From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

In August 2008, the LPFA issued $278.4 million in bonds under the aforementioned Act 55.  From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $187.7 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.  In February 2012, Entergy Gulf States Louisiana sold 500,000 of its Class A preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, to a third party in exchange for $51 million plus accrued but unpaid distributions on the units.  The 500,000 preferred membership units are mandatorily redeemable in January 2112.

Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LPFA, and there is no recourse against Entergy, Entergy Gulf States Louisiana or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Gulf States Louisiana and Entergy Louisiana collect a system restoration charge on behalf of the LURC, and remit the collections to the bond indenture trustee.  Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana do not report the collections as revenue because they are merely acting as the billing and collection agent for the state.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Utilities Staff also agreed that the storm damage accrual should be increased from $750,000 per month to $1.75 million per month. In September 2013 the MPSC approved the joint stipulation with the increase in the storm damage accrual effective with October 2013 bills.

Entergy New Orleans

In October 2006, the City Council approved a rate filing settlement agreement that, among other things, authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider that began in March 2007.  These storm reserve funds are held in a restricted escrow account until needed in response to a storm.

In August 2012, Hurricane Isaac caused extensive damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow account to partially offset these costs. Entergy New Orleans plans to make a filing with the City Council in the first quarter 2014 seeking certification of these costs.

New Nuclear Generation Development Costs

Entergy Gulf States Louisiana and Entergy Louisiana

Entergy Gulf States Louisiana and Entergy Louisiana have been developing and are preserving a project option for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request.  At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend.  The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  There has been no suggestion that the planning activities or costs incurred were imprudent.  At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in their anticipated, upcoming rate case filings, fully reserving the LPSC’s right to determine the recoverability of such costs in rates.  The LPSC approved a settlement of Entergy Gulf States Louisiana's and Entergy Louisiana's rate case filings and approved the extension of the current formula rate plans of Entergy Gulf States Louisiana and Entergy Louisiana and provided for an eight-year amortization of costs incurred in connection with the potential development of a new nuclear unit at River Bend, without carrying costs, beginning in December 2014, provided, however, that amortization of these costs shall not result in a future rate increase. As of December 31, 2013, Entergy Gulf States Louisiana and Entergy Louisiana each have a regulatory asset of $29.5 million on its balance sheet related to these new nuclear generation development costs.

Entergy Mississippi

Pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act, Entergy Mississippi has been developing and is preserving a project option for new nuclear generation at Grand Gulf Nuclear Station.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In October 2010, Entergy Mississippi filed an application with the MPSC requesting that the MPSC determine that it is in the public interest to preserve the option to construct new nuclear generation at Grand Gulf and that the MPSC approve the deferral of Entergy Mississippi’s costs incurred to date and in the future related

Entergy Corporation and Subsidiaries
Notes to Financial Statements

to this project, including the accrual of AFUDC or similar carrying charges.  In October 2011, Entergy Mississippi and the Mississippi Public Utilities Staff filed with the MPSC a joint stipulation that the MPSC approved in November 2011.  The stipulation states that there should be a deferral of the $57 million of costs incurred through September 2011 in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf.  The costs shall be treated as a regulatory asset until the proceeding is resolved.  The Mississippi Public Utilities Staff and Entergy Mississippi also agree that the MPSC should conduct a hearing to consider the relief requested by Entergy Mississippi in its application, including evidence regarding whether costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf were prudently incurred and are otherwise allowable.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that such prudently incurred costs shall be recoverable in a manner to be determined by the MPSC.  In the Stipulation, the Mississippi Public Utilities Staff and Entergy Mississippi agree that the development of a nuclear unit project option is consistent with the Mississippi Baseload Act.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that the deferral of costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf also is consistent with the Mississippi Baseload Act.  Entergy Mississippi will not accrue carrying charges or continue to accrue AFUDC on the costs, pending the outcome of the proceeding.  Further proceedings before the MPSC have not been scheduled.

Texas Power Price Lawsuit

In August 2003, a lawsuit was filed in the district court of Chambers County, Texas by Texas residents on behalf of a purported class of the Texas retail customers of Entergy Gulf States, Inc. who were billed and paid for electric power from January 1, 1994 to the present.  The named defendants include Entergy Corporation, Entergy Services, Entergy Power, Entergy Power Marketing Corp., and Entergy Arkansas.  Entergy Gulf States, Inc. was not a named defendant, but was alleged to be a co-conspirator.  The court granted the request of Entergy Gulf States, Inc. to intervene in the lawsuit to protect its interests.

Plaintiffs allege that the defendants implemented a “price gouging accounting scheme” to sell to plaintiffs and similarly situated utility customers higher priced power generated by the defendants while rejecting less expensive power offered from off-system suppliers.  In particular, plaintiffs allege that the defendants manipulated and continue to manipulate the dispatch of generation so that power is purchased from affiliated expensive resources instead of buying cheaper off-system power.

Plaintiffs stated in their pleadings that customers in Texas were charged at least $57 million above prevailing market prices for power.  Plaintiffs seek actual, consequential and exemplary damages, costs and attorneys’ fees, and disgorgement of profits.  The plaintiffs’ experts have tendered a report calculating damages in a large range, from $153 million to $972 million in present value, under various scenarios as of the date of the report.  The Entergy defendants have tendered expert reports challenging the assumptions, methodologies, and conclusions of the plaintiffs’ expert reports.

The case is pending in state district court, and in March 2012 the court found that the case met the requirements to be maintained as a class action under Texas law.  On April 30, 2012, the court entered an order certifying the class.  The defendants have appealed the order to the Texas Court of Appeals – First District and oral argument was held in May 2013. The appeal is pending and proceedings in district court are stayed until the appeal is resolved.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.    INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income taxes from continuing operations for 2013, 2012, and 2011 for Entergy Corporation and Subsidiaries consist of the following:

	2013	2012	2011
	(In Thousands)
Current:
Federal	$88,291	($47,851)	$452,713
Foreign	101	143	130
State	20,584	(41,516)	152,711
Total	108,976	(89,224)	605,554
Deferred and non-current - net	126,935	131,130	(311,708)
Investment tax credit
adjustments - net	(9,930)	(11,051)	(7,583)
Income tax expense from
continuing operations	$225,981	$30,855	$286,263

Income taxes for 2013, 2012, and 2011 for Entergy’s Registrant Subsidiaries consist of the following:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($13,574)	$12,176	($30,973)	$2,498	$15,017	$37,199	($6,199)
State	6,122	(9,939)	(5,692)	4,849	(1,221)	(843)	15,845
Total	(7,452)	2,237	(36,665)	7,347	13,796	36,356	9,646
Deferred and non-current - net	101,253	57,620	121,416	41,150	(11,952)	(4,639)	60,614
Investment tax credit
adjustments - net	(2,014)	(3,038)	(2,874)	1,260	(225)	(1,609)	(1,407)
Income taxes	$91,787	$56,819	$81,877	$49,757	$1,619	$30,108	$68,853

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	$64,069	($66,081)	($132,999)	$3,188	($9,484)	($114,677)	($50,491)
State	6,712	9,535	(1,269)	(4,425)	(1,617)	4,933	(8,544)
Total	70,781	(56,546)	(134,268)	(1,237)	(11,101)	(109,744)	(59,035)
Deferred and non-current - net	26,042	112,390	8,463	59,045	18,586	144,471	137,832
Investment tax credit
adjustments - net	(2,017)	(3,228)	(3,117)	871	(245)	(1,609)	(1,682)
Income taxes	$94,806	$52,616	($128,922)	$58,679	$7,240	$33,118	$77,115

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($12,448)	($30,106)	($136,800)	($9,466)	$14,641	($33,045)	$139,529
State	(1,751)	15,950	34,832	6,069	1,724	3,153	16,825
Total	(14,199)	(14,156)	(101,968)	(3,397)	16,365	(29,892)	156,354
Deferred and non-current - net	148,978	107,250	(265,046)	32,380	(201)	80,993	(84,505)
Investment tax credit
adjustments - net	(2,014)	(3,358)	(3,197)	(182)	(302)	(1,609)	3,104
Income taxes	$132,765	$89,736	($370,211)	$28,801	$15,862	$49,492	$74,953

Total income taxes for Entergy Corporation and Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before income taxes.  The reasons for the differences for the years 2013, 2012, and 2011 are:

	2013	2012	2011
	(In Thousands)
Net income attributable to Entergy Corporation	$711,902	$846,673	$1,346,439
Preferred dividend requirements of subsidiaries	18,670	21,690	20,933
Consolidated net income	730,572	868,363	1,367,372
Income taxes	225,981	30,855	286,263
Income before income taxes	$956,553	$899,218	$1,653,635
Computed at statutory rate (35%)	$334,794	$314,726	$578,772
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	13,599	40,699	93,940
Regulatory differences - utility plant items	32,324	35,527	39,970
Equity component of AFUDC	(22,356)	(30,838)	(30,184)
Amortization of investment tax credits	(13,535)	(14,000)	(14,962)
Flow-through / permanent differences	(301)	(14,801)	(17,848)
Net-of-tax regulatory liability (a)	(2,899)	(4,356)	65,357
Deferred tax reversal on PPA settlement (a)	—	—	(421,819)
Deferred tax asset on additional depreciation (b)	—	(155,300)	—
Termination of business reorganization	(27,192)	—	—
Write-off of regulatory asset for income taxes	—	42,159	—
Capital losses	—	(20,188)	—
Provision for uncertain tax positions (c)	(59,249)	(159,957)	2,698
Valuation allowance	(31,573)
Other - net	2,369	(2,816)	(9,661)
Total income taxes as reported	$225,981	$30,855	$286,263
Effective Income Tax Rate	23.6%	3.4%	17.3%

(a)	See "Income Tax Audits - 2006-2007 IRS Audit" below for discussion of these items.

(b)	See "Income Tax Audits - 2004-2005 IRS Audit" below for discussion of this item.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(c)	See "Income Tax Audits - 2008-2009 IRS Audit" below for discussion of the most significant items in 2013 and 2012.

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2013, 2012, and 2011 are:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$161,948	$161,662	$252,464	$82,159	$11,683	$57,881	$113,664
Income taxes	91,787	56,819	81,877	49,757	1,619	30,108	68,853
Pretax income	$253,735	$218,481	$334,341	$131,916	$13,302	$87,989	$182,517
Computed at statutory rate (35%)	$88,807	$76,468	$117,019	$46,171	$4,656	$30,796	$63,881
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	10,954	7,719	11,365	4,564	1,012	(897)	5,900
Regulatory differences - utility plant items	7,938	4,865	2,140	2,603	453	3,256	11,070
Equity component of AFUDC	(3,820)	(2,822)	(10,278)	(764)	(322)	(1,626)	(2,724)
Amortization of investment tax credits	(1,989)	(3,018)	(2,846)	(260)	(216)	(1,596)	(3,476)
Flow-through / permanent differences	2,540	2,377	1,269	1,702	(4,402)	2,467	(491)
Net-of-tax regulatory liability (a)	—	—	(2,899)	—	—	—	—
Termination of business reorganization	(6,753)	(3,619)	(3,834)	(4,177)	(501)	(3,542)	(13)
Non-taxable dividend income	—	(9,612)	(27,341)	—	—	—	—
Provision for uncertain tax positions	(6,527)	(15,557)	(3,088)	(326)	795	1,027	(5,353)
Other - net	637	18	370	244	144	223	59
Total income taxes	$91,787	$56,819	$81,877	$49,757	$1,619	$30,108	$68,853
Effective Income Tax Rate	36.2%	26.0%	24.5%	37.7%	12.2%	34.2%	37.7%

(a)	See "Income Tax Audits - 2006-2007 IRS Audit" below for discussion of these items.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$152,365	$158,977	$281,081	$46,768	$17,065	$41,971	$111,866
Income taxes (benefit)	94,806	52,616	(128,922)	58,679	7,240	33,118	77,115
Pretax income	$247,171	$211,593	$152,159	$105,447	$24,305	$75,089	$188,981
Computed at statutory rate (35%)	$86,510	$74,058	$53,256	$36,906	$8,507	$26,281	$66,143
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	11,282	5,087	1,976	3,944	505	3,115	6,652
Regulatory differences - utility plant items	6,778	8,472	312	2,619	2,289	3,668	11,389
Equity component of AFUDC	(2,495)	(3,042)	(12,919)	(1,383)	(276)	(1,587)	(9,136)
Amortization of investment tax credits	(1,992)	(3,204)	(3,089)	(264)	(240)	(1,596)	(3,480)
Flow-through / permanent differences	3,427	(7,646)	1,397	1,961	(4,385)	1,585	(357)
Net-of-tax regulatory liability (a)	—	—	(4,356)	—	—	—	—
Non-taxable dividend income	—	(9,836)	(27,336)	—	—	—	—
Expense (benefit) of Entergy Corporation expenses	(19,403)	(17,703)	—	14,449	2,758	—	(10,241)
Provision for uncertain tax positions	11,227	8,745	(143,583)	870	(2,095)	1,651	17,966
Change in regulatory recovery	—	(553)	7,854	—	—	—	—
Other -- net	(528)	(1,762)	(2,434)	(423)	177	1	(1,821)
Total income taxes	$94,806	$52,616	($128,922)	$58,679	$7,240	$33,118	$77,115
Effective Income Tax Rate	38.4%	24.9%	(84.7%)	55.6%	29.8%	44.1%	40.8%

(a)	See "Income Tax Audits - 2006-2007 IRS Audit" below for discussion of these items.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$164,891	$201,604	$473,923	$108,729	$35,976	$80,845	$64,197
Income taxes (benefit)	132,765	89,736	(370,211)	28,801	15,862	49,492	74,953
Pretax income	$297,656	$291,340	$103,712	$137,530	$51,838	$130,337	$139,150
Computed at statutory rate (35%)	$104,180	$101,969	$36,299	$48,136	$18,143	$45,618	$48,703
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	13,727	9,618	943	3,211	3,350	2,033	4,436
Regulatory differences - utility plant items	10,079	8,379	1,404	2,038	3,860	4,003	10,207
Equity component of AFUDC	(3,363)	(3,181)	(11,315)	(2,963)	(215)	(1,322)	(7,825)
Amortization of investment tax credits	(1,992)	(3,336)	(3,168)	(960)	(295)	(1,596)	(3,480)
Net-of-tax regulatory liability (a)	—	—	65,357	—	—	—	—
Deferred tax reversal on PPA settlement (a)	—	—	(421,819)	—	—	—	—
Flow-through / permanent differences	(1,365)	587	(1,285)	304	(4,983)	88	529
Non-taxable dividend income	—	(11,364)	(27,336)	—	—	—	—
Expense (benefit) of Entergy Corporation expenses	—	(5,694)	—	(21,248)	(6,235)	(16)	16,559
Provision for uncertain tax positions	12,016	(7,144)	(4,880)	(2)	2,241	717	5,878
Other -- net	(517)	(98)	(4,411)	285	(4)	(33)	(54)
Total income taxes	$132,765	$89,736	($370,211)	$28,801	$15,862	$49,492	$74,953
Effective Income Tax Rate	44.6%	30.8%	(357.0%)	20.9%	30.6%	38.0%	53.9%

(a)	See "Income Tax Audits - 2006-2007 IRS Audit" below for discussion of these items.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($7,941,319)	($8,240,342)
Regulatory assets	(922,312)	(898,143)
Nuclear decommissioning trusts	(1,100,439)	(848,918)
Pension, net funding	(299,951)	(305,676)
Combined unitary state taxes	(183,934)	(233,210)
Power purchase agreements	(8,096)	—
Other	(404,749)	(485,550)
Total	(10,860,800)	(11,011,839)
Deferred tax assets:
Nuclear decommissioning liabilities	754,828	733,103
Regulatory liabilities	403,370	404,852
Pension and other post-employment benefits	469,190	664,569
Sale and leaseback	176,119	195,074
Compensation	125,552	53,388
Accumulated deferred investment tax credit	106,777	110,690
Provision for allowances and contingencies	66,026	61,576
Power purchase agreements	—	43,717
Net operating loss carryforwards	548,756	960,235
Capital losses and miscellaneous tax credits	13,140	23,114
Valuation allowance	(28,146)	(86,881)
Other	109,606	78,721
Total	2,745,218	3,242,158
Noncurrent accrued taxes (including unrecognized
tax benefits)	(400,276)	(210,534)
Accumulated deferred income taxes and taxes accrued	($8,515,858)	($7,980,215)

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2013 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration

Federal net operating losses	$12.8 billion	2023-2033
State net operating losses	$10.9 billion	2014-2032
State capital losses	$1.9 million	2015-2016
Miscellaneous federal and state credits	$86.7 million	2014-2032

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers, tax credit carryovers, and other tax attributes reflected on income tax returns. Because it is more likely than not that the benefit from certain state net operating loss carryovers will not be utilized, a valuation allowance of $23.5 million has been provided on the deferred tax assets relating to these state net operating loss carryovers.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In the third quarter 2013, Entergy reduced a valuation allowance by $44 million ($28 million net of the federal income tax effect) that had been provided on a state net operating loss carryover due to the prospective utilization of such loss carryover.

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2013 and 2012 are as follows:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,613,195)	($1,259,173)	($1,347,534)	($727,545)	($196,726)	($759,263)	($698,151)
Regulatory assets	(212,339)	(102,362)	(255,068)	(33,277)	—	(205,402)	(113,849)
Nuclear decommissioning trusts	(110,004)	(32,574)	(50,248)	—	—	—	(58,308)
Pension, net funding	(79,589)	(45,342)	(50,630)	(24,392)	(11,606)	(23,598)	(21,187)
Deferred fuel	(26,946)	(4,361)	(512)	(21,823)	63	(470)	(129)
Power purchase agreements	(7,053)	(20,234)	—	—	13	1,269	—
Other	(62,046)	(25,694)	(69,194)	(10,732)	(13,446)	(58,963)	(8,969)
Total	($2,111,172)	($1,489,740)	($1,773,186)	($817,769)	($221,702)	($1,046,427)	($900,593)
Deferred tax assets:
Regulatory liabilities	120,966	60,176	94,019	8,357	35,764	7,952	76,135
Nuclear decommissioning liabilities	(64,571)	49,439	92,206	—	—	—	(71,898)
Pension and other post-employment benefits	(12,132)	73,136	62,999	(1,345)	1,532	(13,417)	(2,073)
Sale and leaseback	—	—	52,054	—	—	—	124,065
Accumulated deferred investment tax credit	15,281	35,297	25,913	3,263	416	5,651	20,956
Provision for allowances and contingencies	12,313	14,784	3,347	13,066	8,535	5,980	—
Unbilled/deferred revenues	37,825	(22,340)	3,026	6,791	4,226	10,655	—
Compensation	7,131	4,701	3,470	1,778	1,696	6,774	822
Net operating loss carryforwards	85,875	—	230,592	19,400	—	—	—
Capital losses and miscellaneous tax credits	—	—	—	6,173	—	—	—
Other	3,682	4,939	4,148	4,224	2,930	3,807	2,001
Total	206,370	220,132	571,774	61,707	55,099	27,402	150,008
Noncurrent accrued taxes (including unrecognized tax benefits)	22,565	(279,269)	25,512	(6,290)	(5,015)	(37,777)	10,302
Accumulated deferred income taxes and taxes accrued	($1,882,237)	($1,548,877)	($1,175,900)	($762,352)	($171,618)	($1,056,802)	($740,283)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	$(1,565,988)	$(1,268,164)	$(1,544,256)	$(727,442)	$(202,496)	$(770,084)	$(759,896)
Regulatory assets	(172,915)	(100,578)	(249,051)	(27,077)	(4,790)	(220,417)	(119,209)
Nuclear decommissioning trusts	(67,025)	(25,472)	(29,493)	—	—	—	(27,809)
Pension, net funding	(76,989)	(50,790)	(53,256)	(24,226)	(12,420)	(24,335)	(21,372)
Deferred fuel	(50,068)	(1,618)	(11,815)	(11,332)	(976)	3,932	(445)
Other	(55,000)	(27,501)	(92,433)	(12,641)	(10,577)	(23,681)	(6,592)
Total	($1,987,985)	($1,474,123)	($1,980,304)	($802,718)	($231,259)	($1,034,585)	($935,323)
Deferred tax assets:
Nuclear decommissioning liabilities	(63,189)	51,593	92,930	—	—	—	(65,564)
Regulatory liabilities	79,805	47,474	173,046	8,515	47,257	3,429	45,327
Pension and other post-employment benefits	1,711	98,259	87,539	2,086	1,606	(16,054)	2,212
Sale and leaseback	—	—	57,423	—	—	—	137,651
Accumulated deferred investment tax credit	16,062	36,642	27,008	2,776	500	6,210	21,492
Provision for allowances and contingencies	4,723	33,074	48,241	9,564	(2,865)	(35,505)	—
Power purchase agreements	94	37,771	—	84	21	2,752	—
Unbilled/deferred revenues	27,651	(23,150)	(7,101)	9,242	3,352	12,986	—
Compensation	3,587	580	18	(664)	13	4,547	180
Net operating loss carryforwards	102,034	—	460,367	45,475	—	20,307	86,228
Capital losses and miscellaneous tax credits	—	—	—	3,737	—	—	—
Other	5,565	6,106	5,513	5,021	4,472	6,707	2,000
Total	178,043	288,349	944,984	85,836	54,356	5,379	229,526
Noncurrent accrued taxes (including unrecognized tax benefits)	46,930	(239,670)	218,033	(1,121)	13,630	55,113	(4,130)
Accumulated deferred income taxes and taxes accrued	($1,763,012)	($1,425,444)	($817,287)	($718,003)	($163,273)	($974,093)	($709,927)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2013 are as follows:

	Entergy Arkansas		Entergy Gulf States Louisiana		Entergy Louisiana		Entergy Mississippi		Entergy New Orleans		Entergy Texas		System Energy

Federal net operating losses	$1.2	billion	$280	million	$2	billion	$82	million	$56	million	—		$583	million
Year(s) of expiration	2029-2031		2029-2032		2028-2033		2029-2032		2030-2032		N/A		2029-2032

State net operating losses	$109	million	$685	million	$2.8	billion	—		$23	million	—		—
Year(s) of expiration	2024-2026		2025-2027		2024-2027		N/A		2026-2027		N/A		N/A

Misc. federal credits	$2	million	$1	million	$3	million	$1	million	$1	million	—		$2	million
Year(s) of expiration	2024-2032		2024-2032		2026-2032		2024-2032		2024-2032		N/A		2024-2032

State credits	—		—		—		$12.4	million	—		$3.9	million	$18.8	million
Year(s) of expiration	N/A		N/A		N/A		2014-2018		N/A		2014-2027		2015-2018

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers and tax credit carryovers.

Unrecognized tax benefits

Accounting standards establish a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  If a tax deduction is taken on a tax return, but does not meet the more-likely-than-not recognition threshold, an increase in income tax liability, above what is payable on the tax return, is required to be recorded.  A reconciliation of Entergy’s beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	(In Thousands)
Gross balance at January 1	$4,170,403	$4,387,780	$4,949,788
Additions based on tax positions related to the current year	162,338	163,612	211,966
Additions for tax positions of prior years	410,108	1,517,797	332,744
Reductions for tax positions of prior years	(103,360)	(476,873)	(259,895)
Settlements	(43,620)	(1,421,913)	(841,528)
Lapse of statute of limitations	(2,645)	—	(5,295)
Gross balance at December 31	4,593,224	4,170,403	4,387,780
Offsets to gross unrecognized tax benefits:
Credit and loss carryovers	(4,400,498)	(4,022,535)	(3,212,397)
Cash paid to taxing authorities	—	—	(363,266)
Unrecognized tax benefits net of unused tax attributes and payments (a)	$192,726	$147,868	$812,117

(a)	Potential tax liability above what is payable on tax returns

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The balances of unrecognized tax benefits include $176 million, $203 million, and $521 million as of December 31, 2013, 2012, and 2011, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $4.417 billion, $3.968 billion, and $3.867 billion as of December 31, 2013, 2012, and 2011, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy has made deposits with the IRS against its potential liabilities arising from audit adjustments and settlements related to its uncertain tax positions.  Entergy's practice is to make additional deposits when necessary as the cash tax benefits of uncertain tax positions are realized on tax returns. The total amount of cash deposits shown for 2011 has been fully offset against settled liabilities which arose in 2012.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2013, 2012, and 2011 accrued balance for the possible payment of interest is approximately $96.4 million, $146.3 million, and $99 million, respectively.

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2013, 2012, and 2011 is as follows:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2013	$344,669	$465,721	$536,673	$16,841	$52,018	$13,954	$260,346
Additions based on tax positions related to the current year	6,427	7,276	10,611	957	583	2,170	4,170
Additions for tax positions of prior years	1,228	7,189	118,025	401	3,506	587	8,391
Reductions for tax positions of prior years	(3,943)	(15,045)	(38,428)	(1,941)	(962)	(4,186)	(967)
Settlements	(668)	(66)	(15,276)	(72)	(3,466)	492	(6,755)
Gross balance at December 31, 2013	347,713	465,075	611,605	16,186	51,679	13,017	265,185
Offsets to gross unrecognized tax benefits:
Loss carryovers	(345,674)	(136,151)	(611,605)	(16,186)	(22,078)	(266)	(225,286)
Unrecognized tax benefits net of unused tax attributes and payments	$2,039	$328,924	$—	$—	$29,601	$12,751	$39,899

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2012	$335,493	$390,493	$446,187	$11,052	$56,052	$19,225	$281,183
Additions based on tax positions related to the current year	10,409	8,974	67,721	8,401	497	1,656	8,715
Additions for tax positions of prior years	429,232	392,548	331,432	4,057	445	4,834	271,172
Reductions for tax positions of prior years	(39,534)	(50,518)	(169,465)	(5,703)	(2,506)	(11,649)	(20,934)
Settlements	(390,931)	(275,776)	(139,202)	(966)	(2,470)	(112)	(279,790)
Gross balance at December 31, 2012	344,669	465,721	536,673	16,841	52,018	13,954	260,346
Offsets to gross unrecognized tax benefits:
Loss carryovers	(342,127)	(160,955)	(536,673)	(16,841)	(35,511)	(1,593)	(249,424)
Unrecognized tax benefits net of unused tax attributes and payments	$2,542	$304,766	$—	$—	$16,507	$12,361	$10,922

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2011	$240,239	$353,886	$505,188	$24,163	$18,176	$14,229	$224,518
Additions based on tax positions related to the current year	11,216	9,398	8,748	457	50,212	1,760	44,419
Additions for tax positions of prior years	44,202	50,944	21,052	21,902	7,343	7,533	14,200
Reductions for tax positions of prior years	(3,255)	(21,719)	(27,991)	(5,022)	(12,289)	(3,432)	(4,942)
Settlements	43,091	(2,016)	(60,810)	(30,448)	(7,390)	(865)	2,988
Gross balance at December 31, 2011	335,493	390,493	446,187	11,052	56,052	19,225	281,183
Offsets to gross unrecognized tax benefits:
Loss carryovers	(146,429)	(26,394)	(216,720)	(5,930)	(1,211)	(10,645)	(10,752)
Cash paid to taxing authorities	(75,977)	(45,493)	—	(7,556)	(1,174)	(1,376)	(41,878)
Unrecognized tax benefits net of used tax attributes and payments	$113,087	$318,606	$229,467	($2,434)	$53,667	$7,204	$228,553

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would have reduced income tax expense as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
	(In Millions)
Entergy Arkansas	$0.6	$0.6	$—
Entergy Gulf States Louisiana	$44.0	$44.0	$107.9
Entergy Louisiana	$87.9	$92.4	$281.3
Entergy Mississippi	$3.9	$3.9	$3.8
Entergy New Orleans	$—	$—	$—
Entergy Texas	$10.1	$8.6	$7.3
System Energy	$3.3	$3.5	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries accrue interest and penalties related to unrecognized tax benefits in income tax expense.  Penalties have not been accrued.  Accrued balances for the possible payment of interest are as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
	(In Millions)
Entergy Arkansas	$15.2	$21.8	$11.4
Entergy Gulf States Louisiana	$17.0	$33.1	$14.4
Entergy Louisiana	$1.0	$0.9	$0.8
Entergy Mississippi	$2.1	$2.4	$1.7
Entergy New Orleans	$0.9	$0.1	$2.4
Entergy Texas	$0.8	$0.7	$0.1
System Energy	$19.0	$33.2	$18.5

Income Tax Litigation

1997-1998 Tax Years

In October 2010 the U.S. Tax Court entered a decision in favor of Entergy regarding the ability to credit the U.K. Windfall Tax against U.S. income tax as a foreign tax credit for tax years 1997 and 1998.  The U.K. Windfall Tax relates to Entergy’s former investment in London Electricity.

The IRS filed an appeal of the U.K. Windfall Tax decision with the U.S. Court of Appeals for the Fifth Circuit in December 2010.  Oral arguments were heard in November 2011.  In June 2012 the U.S. Court of Appeals for the Fifth Circuit unanimously affirmed the U.S. Tax Court decision.  As a result of this decision, Entergy reversed its liability for uncertain tax positions associated with this issue.  On September 4, 2012, the U.S. Solicitor General, on behalf of the Commissioner of Internal Revenue, petitioned the U.S. Supreme Court for a writ of certiorari to review the Fifth Circuit judgment.

Concurrent with the Tax Court’s issuance of a favorable decision regarding the above issues, the Tax Court issued a favorable decision in a separate proceeding, PPL Corp. v. Commissioner, regarding the creditability of the U.K. Windfall Tax.  The IRS appealed the PPL decision to the United States Court of Appeals for the Third Circuit.  In December 2011 the Third Circuit reversed the Tax Court’s holding in PPL Corp. v. Commissioner, stating that the U.K. tax was not eligible for the foreign tax credit.  PPL Corp. petitioned the U.S. Supreme Court for a writ of certiorari to review the U.S. Court of Appeals for the Third Circuit decision.  On October 29, 2012, the U.S. Supreme Court granted PPL Corp.’s petition for certiorari.  The Solicitor General’s petition for writ of certiorari in Entergy’s case was held pending the disposition of the PPL case.

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

2000 Tax Year

In February 2008 the IRS issued a Statutory Notice of Deficiency for the year 2000.  The deficiency resulted from a disallowance of foreign tax credits (the same issue discussed above) as well as the disallowance of depreciation deductions on non-utility nuclear plants.  Entergy filed a Tax Court petition in May 2008 challenging the IRS treatment of these issues.  In June 2010 a trial on the depreciation issue was held in Washington, D.C.  In February 2011 a joint stipulation of settled issues was filed under which the IRS conceded its position with respect to the depreciation

Entergy Corporation and Subsidiaries
Notes to Financial Statements

issue.  The outcome of the foreign tax credit matter for the year 2000 is effectively settled in Entergy’s favor as determined by the U.S. Supreme Court’s unanimous decision in the PPL proceeding in May 2013 as discussed above.

Income Tax Audits

Entergy and its subsidiaries file U.S. federal and various state and foreign income tax returns.  IRS examinations are substantially completed for years before 2009. All state taxing authorities’ examinations are completed for years before 2005.

2004-2005 IRS Audit

In June 2009, Entergy filed a formal protest with the IRS Appeals Division indicating disagreement with certain issues contained in the 2004-2005 Revenue Agent’s Report (RAR).  The most significant issue disputed was the inclusion of nuclear decommissioning liabilities in cost of goods sold for the nuclear power plants owned by the Utility resulting from an Application for Change in Accounting Method for tax purposes (the “2004 CAM”).

During the fourth quarter 2012, Entergy settled the position relating to the 2004 CAM.   Under the settlement Entergy conceded its tax position, resulting in an increase in taxable income of approximately $2.97 billion for the tax years 2004 - 2007.  The settlement provides that Entergy Louisiana is entitled to additional tax depreciation of approximately $547 million for years 2006 and beyond.  The deferred tax asset net of interest charges associated with the settlement is $155 million for Entergy.  There was a related increase to Entergy Louisiana’s member’s equity account.

2006-2007 IRS Audit

The IRS issued its 2006-2007 RAR in October 2011.  In connection with the 2006-2007 IRS audit and resulting RAR, Entergy resolved the significant issues discussed below.

In August 2011, Entergy entered into a settlement agreement with the IRS relating to the mark-to-market income tax treatment of various wholesale electric power purchase and sale agreements, including Entergy Louisiana’s contract to purchase electricity from the Vidalia hydroelectric facility.  See Note 8 to the financial statements for further details regarding this contract and a previous LPSC-approved settlement regarding the tax treatment of the contract.

With respect to income tax accounting for wholesale electric power purchase agreements, Entergy recognized income for tax purposes of approximately $1.5 billion, which represents a reversal of previously deducted temporary differences on which deferred taxes had been provided.  Also in connection with this settlement, Entergy recognized a gain for income tax purposes of approximately $1.03 billion on the formation of a wholly-owned subsidiary in 2005 with a corresponding step-up in the tax basis of depreciable assets resulting in additional tax depreciation at Entergy Louisiana.  Because Entergy Louisiana is entitled to deduct additional tax depreciation of $1.03 billion in the future, Entergy Louisiana recorded a deferred tax asset for this additional tax basis.  The tax expense associated with the gain is offset by recording the deferred tax asset and by utilization of net operating losses.  With the recording of the deferred tax asset, there was a corresponding increase to Entergy Louisiana’s member’s equity account.  The agreement with the IRS effectively settled the tax treatment of various wholesale electric power purchase and sale agreements, resulting in the reversal in third quarter 2011 of approximately $422 million of deferred tax liabilities and liabilities for uncertain tax positions at Entergy Louisiana, with a corresponding reduction in income tax expense.  Under the terms of an LPSC-approved final settlement, Entergy Louisiana recorded a $199 million regulatory charge and a corresponding regulatory liability.

After consideration of the taxable income recognition and the additional depreciation deductions provided for in the settlement, Entergy’s net operating loss carryover was reduced by approximately $2.5 billion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2008-2009 IRS Audit

In the third quarter 2008, Entergy Louisiana and Entergy Gulf States Louisiana received $679 million and $274.7 million, respectively, from the Louisiana Utilities Restoration Corporation (“LURC”).  These receipts from LURC were from the proceeds of a Louisiana Act 55 financing of the costs incurred to restore service following Hurricane Katrina and Hurricane Rita.  See Note 2 to the financial statements for further details regarding the financings.

In June 2012, Entergy effectively settled the tax treatment of the storm restoration, which resulted in an increase to 2008 taxable income of $129 million for Entergy Louisiana and $104 million for Entergy Gulf States Louisiana and a reduction of income tax expense of $172 million, including $143 million for Entergy Louisiana and $20 million for Entergy Gulf States Louisiana. Under the terms of an LPSC-approved settlement related to the Louisiana Act 55 financings, Entergy Louisiana and Entergy Gulf States Louisiana recorded, respectively, a $137 million ($84 million net-of-tax) and a $28 million ($17 million net-of-tax) regulatory charge and a corresponding regulatory liability to reflect their obligations to customers with respect to the settlement.

In the fourth quarter 2009, Entergy filed Applications for Change in Accounting Method (the “2009 CAM”) for tax purposes with the IRS for certain costs under Section 263A of the Internal Revenue Code.  In the Applications, Entergy proposed to treat the nuclear decommissioning liability associated with the operation of its nuclear power plants as a production cost properly includable in cost of goods sold.  The effect of the 2009 CAM  was a $5.7 billion reduction in 2009 taxable income.  The 2009 CAM was adjusted to $9.3 billion in 2012.

In the fourth quarter 2012 the IRS disallowed the reduction to 2009 taxable income related to the 2009 CAM.  In the third quarter 2013, the Internal Revenue Service issued its RAR for the tax years 2008-2009. As a result of the issuance of this RAR, Entergy and the IRS resolved all of the 2008-2009 issues described above except for the 2009 CAM. Entergy disagrees with the IRS’s disallowance of the 2009 CAM and filed a protest with the IRS Appeals Division on October 24, 2013. The issuance of the RAR by the IRS effectively settles all other issues, which resulted in an adjustment to the provision for uncertain tax positions.

Other Tax Matters

Entergy regularly negotiates with the IRS to achieve settlements.  The results of all pending litigations and audit issues could result in significant changes to the amounts of unrecognized tax benefits, as discussed above.

In March 2010, Entergy filed an Application for Change in Accounting Method with the IRS.  In the application, Entergy proposed to change the definition of unit of property for its generation assets to determine the appropriate characterization of costs associated with such units as capital or repair under the Internal Revenue Code and related Treasury Regulations.  The effect of this change was an approximate $1.3 billion reduction in 2011 taxable income for Entergy, including reductions of $292 million for Entergy Arkansas, $132 million for Entergy Gulf States Louisiana, $185 million for Entergy Louisiana, $48 million for Entergy Mississippi, $45 million for Entergy Texas, $13 million for Entergy New Orleans, and $180 million for System Energy.

In September 2013 the IRS issued final regulations that provide guidance on the deductibility and capitalization of costs incurred associated with tangible property. Although Entergy continues to analyze these regulations, which contain numerous complex provisions, Entergy currently estimates that the effect of the regulations would result in a $348 million reduction of Entergy’s 2014 repairs and maintenance tax deduction, including decreases in the deduction of $114 million for Entergy Arkansas, $34 million for Entergy Gulf States Louisiana, $22 million for Entergy Louisiana, $43 million for Entergy Mississippi, $137 million for Entergy Texas, and an increase of $2 million for Entergy New Orleans.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the second quarter 2011, Entergy filed an Application for Change in Accounting Method with the IRS related to the allocation of overhead costs between production and non-production activities.  The accounting method affects the amount of overhead that will be capitalized or deducted for tax purposes.  The accounting method is expected to be implemented for the 2014 tax year.

In March 2013, Entergy Louisiana distributed to its parent, Entergy Louisiana Holdings, Inc., Louisiana income tax credits of $20.6 million which resulted in a decrease in Entergy Louisiana’s member’s equity account.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2018.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2013 was 1.96% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2013.

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$255	$8	$3,237

(a)	The capacity decreases to $3,490 in March 2017.

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

Entergy Corporation has a commercial paper program with a program limit of up to $1.5 billion.  At December 31, 2013, Entergy Corporation had $1,045 million of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2013 was 0.84%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2013 as follows:

				Amount Drawn as of
Company	Expiration Date	Amount of Facility	Interest Rate (a)	December 31, 2013
Entergy Arkansas	April 2014	$20 million (b)	1.75%	—
Entergy Arkansas	March 2018	$150 million (c)	1.67%	—
Entergy Gulf States Louisiana	March 2018	$150 million (d)	1.67%	—
Entergy Louisiana	March 2018	$200 million (e)	1.67%	—
Entergy Mississippi	May 2014	$35 million (f)	1.92%	—
Entergy Mississippi	May 2014	$20 million (f)	1.92%	—
Entergy Mississippi	May 2014	$37.5 million (f)	1.92%	—
Entergy New Orleans	November 2014	$25 million (g)	1.64%	—
Entergy Texas	March 2018	$150 million (h)	1.92%	—

(a)	The interest rate is the rate as of December 31, 2013 that would be applied to outstanding borrowings under the facility.

(b)
The credit facility requires Entergy Arkansas to maintain a debt ratio of 65% or less of its total capitalization.  Entergy Arkansas is in compliance with this covenant. Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable.

(c)
The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2013, $0.2 million in letters of credit were outstanding.  The credit facility requires Entergy Arkansas to maintain a consolidated debt ratio of 65% or less of its total capitalization. Entergy Arkansas is in compliance with this covenant.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2013, $15.2 million in letters of credit were outstanding.  The credit facility requires Entergy Gulf States Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. Entergy Gulf States Louisiana is in compliance with this covenant.

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2013, $7.0 million in letters of credit were outstanding.  The credit facility requires Entergy Louisiana to maintain a consolidated debt ratio of 65% or less of its total capitalization. Entergy Louisiana is in compliance with this covenant.

(f)
The credit facilities require Entergy Mississippi to maintain a debt ratio of 65% or less of its total capitalization. Entergy Mississippi is in compliance with this covenant. Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable.

(g)	The credit facility requires Entergy New Orleans to maintain a debt ratio of 65% or less of its total capitalization. Entergy New Orleans is in compliance with this covenant.

(h)
The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2013, $25 million in letters of credit were outstanding.  The credit facility requires Entergy Texas to maintain a consolidated debt ratio of 65% or less of its total capitalization. Entergy Texas is in compliance with this covenant.

The facility fees on the credit facilities range from 0.125% to 0.275% of the commitment amount.

In addition, Entergy Mississippi and Entergy New Orleans each entered into an uncommitted letter of credit facility as a means to post collateral to support its obligations related to MISO.  As of December 31, 2013, a $21 million letter of credit was outstanding under Entergy Mississippi’s letter of credit facility and an $8.5 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility. As of December 31, 2013, the letter of credit

Entergy Corporation and Subsidiaries
Notes to Financial Statements

fee on outstanding letters of credit under the Entergy Mississippi and Entergy New Orleans letter of credit facilities was 1.50%.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through October 31, 2015. In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2013 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	—
Entergy Gulf States Louisiana	$200	—
Entergy Louisiana	$250	—
Entergy Mississippi	$175	$4
Entergy New Orleans	$100	—
Entergy Texas	$200	—
System Energy	$200	—

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of December 31, 2013:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2013
	(Dollars in Millions)
Entergy Arkansas VIE	June 2016	$85	n/a	—
Entergy Gulf States Louisiana VIE	June 2016	$100	1.375%	$14.8
Entergy Louisiana VIE	June 2016	$90	1.56%	$2.9
System Energy VIE	June 2016	$125	n/a	—

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy.  The nuclear fuel company variable interest entity for Entergy Gulf States Louisiana does not issue commercial paper, but borrows directly on its bank credit facility.

Amounts outstanding on the Entergy Gulf States Louisiana nuclear fuel company variable interest entity’s credit facility, if any, are included in long-term debt on its balance sheet and commercial paper outstanding for the other nuclear fuel company variable interest entities is classified as a current liability on the respective balance sheets.  The commitment fees on the credit facilities are 0.125% of the undrawn commitment amount.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization. The respective lessees are each in compliance with this covenant.

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of December 31, 2013 as follows:

Company	Description	Amount

Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Gulf States Louisiana VIE	3.25% Series Q due July 2017	$75 million
Entergy Gulf States Louisiana VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
Entergy Louisiana VIE	3.25% Series G due July 2017	$25 million
System Energy VIE	5.33% Series G due April 2015	$60 million
System Energy VIE	4.02% Series H due February 2017	$50 million
System Energy VIE	3.78% Series I due October 2018	$85 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

In February 2014 the Entergy Louisiana nuclear fuel company variable interest entity issued $40 million of 3.92% Series H Notes due February 2021. The Entergy Louisiana nuclear fuel company variable interest entity used the proceeds to purchase additional nuclear fuel.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have obtained long-term financing authorizations from the FERC that extend through October 2015 for issuances by its nuclear fuel company variable interest entity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2013 and 2012 consisted of:

Type of Debt and Maturity	Weighted Average Interest Rate December 31, 2013	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2013	2012	2013	2012
				(In Thousands)
Mortgage Bonds
2013-2018	5.43%	1.88%-6.50%	1.88%-6.50%	$1,460,000	$1,930,000
2019-2023	4.24%	3.05%-7.13%	3.10%-7.13%	2,925,000	2,250,000
2024-2028	5.27%	4.44%-5.66%	4.44%-5.66%	1,158,363	1,158,369
2029-2038	6.18%	5.65%-6.40%	5.65%-6.40%	867,914	867,976
2039-2063	5.55%	4.70%-7.88%	4.90%-7.88%	1,560,000	1,335,000
Governmental Bonds (a)
2013-2018	1.84%	1.55%-2.88%	2.88%-4.60%	86,655	86,655
2019-2023	5.30%	2.38%-5.88%	4.60%-5.88%	291,000	307,030
2024-2031	5.00%	5.00%	5.00%	198,680	198,680
Securitization Bonds
2014-2021	2.92%	2.04%-5.79%	2.12%-5.79%	550,243	459,152
2022-2024	4.86%	4.38%-5.93%	2.04%-5.93%	333,000	514,584
Variable Interest Entities Notes Payable (Note 4)
2013-2020	3.50%	1.38%-5.69%	2.62%-9.00%	634,800	640,000
Entergy Corporation Notes
due September 2015	n/a	3.625%	3.625%	550,000	550,000
due January 2017	n/a	4.70%	4.70%	500,000	500,000
due September 2020	n/a	5.125%	5.125%	450,000	450,000
Note Payable to NYPA	(b)	(b)	(b)	95,011	109,679
5 Year Credit Facility (Note 4)	n/a	1.96%	2.04%	255,000	795,000
Long-term DOE Obligation (c)	—	—	—	181,253	181,157
Waterford 3 Lease Obligation (d)	n/a	7.45%	7.45%	148,716	162,949
Grand Gulf Lease Obligation (d)	n/a	5.13%	5.13%	97,414	138,893
Term Loan - Entergy Arkansas	n/a	1.13%	—	250,000	—
Unamortized Premium and Discount - Net				(11,172)	(10,744)
Other				14,367	14,454
Total Long-Term Debt				12,596,244	12,638,834
Less Amount Due Within One Year				457,095	718,516
Long-Term Debt Excluding Amount Due Within One Year				$12,139,149	$11,920,318
Fair Value of Long-Term Debt (e)				$12,439,785	$12,849,330

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)	Consists of pollution control revenue bonds and environmental revenue bonds, some of which are secured by collateral first mortgage bonds.

(b)	These notes do not have a stated interest rate, but have an implicit interest rate of 4.8%.

(c)
Pursuant to the Nuclear Waste Policy Act of 1982, Entergy’s nuclear owner/licensee subsidiaries have contracts with the DOE for spent nuclear fuel disposal service.  The contracts include a one-time fee for generation prior to April 7, 1983.  Entergy Arkansas is the only Entergy company that generated electric power with nuclear fuel prior to that date and includes the one-time fee, plus accrued interest, in long-term debt.

(d)	See Note 10 to the financial statements for further discussion of the Waterford 3 and Grand Gulf lease obligations.

(e)
The fair value excludes lease obligations of $149 million at Entergy Louisiana and $97 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $95 million at Entergy, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 16 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2013, for the next five years are as follows:

Amount
(In Thousands)
2014	$385,373
2015	$1,110,566
2016	$270,852
2017	$766,801
2018	$1,324,616

In November 2000, Entergy’s non-utility nuclear business purchased the FitzPatrick and Indian Point 3 power plants in a seller-financed transaction.  Entergy issued notes to NYPA with seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing.  These notes do not have a stated interest rate, but have an implicit interest rate of 4.8%.  In accordance with the purchase agreement with NYPA, the purchase of Indian Point 2 in 2001 resulted in Entergy becoming liable to NYPA for an additional $10 million per year for 10 years, beginning in September 2003.  This liability was recorded upon the purchase of Indian Point 2 in September 2001. In July 2003 a payment of $102 million was made prior to maturity on the note payable to NYPA.  Under a provision in a letter of credit supporting these notes, if certain of the Utility operating companies or System Energy were to default on other indebtedness, Entergy could be required to post collateral to support the letter of credit.

Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2015.  Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2015.  Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2014.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy’s equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);

•	permit the continued commercial operation of Grand Gulf;

•	pay in full all System Energy indebtedness for borrowed money when due; and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•	enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy’s rights in the agreement as security for the specific debt.

Long-term debt for the Registrant Subsidiaries as of December 31, 2013 and 2012 consisted of:

	2013	2012
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
5.40% Series due August 2013	$—	$300,000
5.0% Series due July 2018	115,000	115,000
3.75% Series due February 2021	350,000	350,000
3.05% Series due June 2023	250,000	—
5.66% Series due February 2025	175,000	175,000
5.9% Series due June 2033	100,000	100,000
6.38% Series due November 2034	60,000	60,000
5.75% Series due November 2040	225,000	225,000
4.9% Series due December 2052	200,000	200,000
4.75% Series due June 2063	125,000	—
Total mortgage bonds	1,600,000	1,525,000
Governmental Bonds (a):
4.6% Series due 2017, Jefferson County (d)	—	54,700
1.55% Series due 2017, Jefferson County (d)	54,700	—
5.0% Series due 2021, Independence County (d)	—	45,000
2.38% Series due 2021, Independence County (d)	45,000	—
Total governmental bonds	99,700	99,700
Variable Interest Entity Notes Payable (Note 4):
9% Series H due June 2013	—	30,000
5.69% Series I due July 2014	70,000	70,000
3.23% Series J due July 2016	55,000	55,000
2.62% Series K due December 2017	60,000	60,000
Total variable interest entity notes payable	185,000	215,000
Securitization Bonds:
2.30% Series Senior Secured due August 2021	88,986	101,575
Total securitization bonds	88,986	101,575
Other:
Long-term DOE Obligation (b)	181,253	181,157
Term Loan due January 2015, weighted avg rate 1.13%	250,000	—
Unamortized Premium and Discount – Net	(1,242)	(655)
Other	2,105	2,118
Total Long-Term Debt	2,405,802	2,123,895
Less Amount Due Within One Year	70,000	330,000
Long-Term Debt Excluding Amount Due Within One Year	$2,335,802	$1,793,895
Fair Value of Long-Term Debt (c)	$2,142,527	$1,876,335

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2013	2012
	(In Thousands)
Entergy Gulf States Louisiana
Mortgage Bonds:
6.0% Series due May 2018	$375,000	$375,000
3.95% Series due October 2020	250,000	250,000
5.59% Series due October 2024	300,000	300,000
6.2% Series due July 2033	240,000	240,000
6.18% Series due March 2035	85,000	85,000
Total mortgage bonds	1,250,000	1,250,000
Governmental Bonds (a):
2.875% Series due 2015, Louisiana Public Facilities Authority (d)	31,955	31,955
5.0% Series due 2028, Louisiana Public Facilities Authority (d)	83,680	83,680
Total governmental bonds	115,635	115,635
Variable Interest Entity Notes Payable (Note 4):
5.56% Series N due May 2013	—	75,000
3.25% Series Q due July 2017	75,000	75,000
3.38% Series R due August 2020	70,000	—
Credit Facility due June 2016, weighted avg rate 1.38%	14,800	—
Total variable interest entity notes payable	159,800	150,000
Other:
Unamortized Premium and Discount – Net	(1,574)	(1,810)
Other	3,604	3,604
Total Long-Term Debt	1,527,465	1,517,429
Less Amount Due Within One Year	—	75,000
Long-Term Debt Excluding Amount Due Within One Year	$1,527,465	$1,442,429
Fair Value of Long-Term Debt (c)	$1,631,308	$1,668,819

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2013	2012
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
1.875% Series due December 2014	$250,000	$250,000
6.50% Series due September 2018	300,000	300,000
4.8% Series due May 2021	200,000	200,000
3.3% Series due December 2022	200,000	200,000
4.05% Series due September 2023	325,000	—
5.40% Series due November 2024	400,000	400,000
4.44% Series due January 2026	250,000	250,000
6.4% Series due October 2034	70,000	70,000
6.3% Series due September 2035	100,000	100,000
6.0% Series due March 2040	150,000	150,000
5.875% Series due June 2041	150,000	150,000
5.25% Series due July 2052	200,000	200,000
4.7% Series due June 2063	100,000	—
Total mortgage bonds	2,695,000	2,270,000
Governmental Bonds (a):
5.0% Series due 2030, Louisiana Public Facilities Authority (d)	115,000	115,000
Total governmental bonds	115,000	115,000
Variable Interest Entity Notes Payable (Note 4):
5.69% Series E due July 2014	50,000	50,000
3.30% Series F due March 2016	20,000	20,000
3.25% Series G due July 2017	25,000	25,000
Total variable interest entity notes payable	95,000	95,000
Securitization Bonds:
2.04% Series Senior Secured due June 2021	164,993	181,584
Total securitization bonds	164,993	181,584
Other:
Waterford 3 Lease Obligation 7.45% (Note 10)	148,716	162,949
Unamortized Premium and Discount - Net	(2,962)	(2,230)
Other	3,769	3,792
Total Long-Term Debt	3,219,516	2,826,095
Less Amount Due Within One Year	320,231	14,236
Long-Term Debt Excluding Amount Due Within One Year	$2,899,285	$2,811,859
Fair Value of Long-Term Debt (c)	$3,148,877	$2,921,322

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2013	2012
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
5.15% Series due February 2013	$—	$100,000
3.25% Series due June 2016	125,000	125,000
4.95% Series due June 2018	95,000	95,000
6.64% Series due July 2019	150,000	150,000
3.1% Series due July 2023	250,000	250,000
6.0% Series due November 2032	75,000	75,000
6.25% Series due April 2034	100,000	100,000
6.20% Series due April 2040	80,000	80,000
6.0% Series due May 2051	150,000	150,000
Total mortgage bonds	1,025,000	1,125,000
Governmental Bonds (a):
4.60% Series due 2022, Mississippi Business Finance Corp.(d)	—	16,030
4.90% Series due 2022, Independence County (d)	30,000	30,000
Total governmental bonds	30,000	46,030
Other:
Unamortized Premium and Discount – Net	(1,330)	(1,511)
Total Long-Term Debt	1,053,670	1,169,519
Less Amount Due Within One Year	—	100,000
Long-Term Debt Excluding Amount Due Within One Year	$1,053,670	$1,069,519
Fair Value of Long-Term Debt (c)	$1,067,006	$1,230,714

	2013	2012
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
5.25% Series due August 2013	$—	$70,000
5.10% Series due December 2020	25,000	25,000
3.9% Series due July 2023	100,000	—
5.6% Series due September 2024	33,363	33,369
5.65% Series due September 2029	37,914	37,976
5.0% Series due December 2052	30,000	30,000
Total mortgage bonds	226,277	196,345
Other:
Unamortized Premium and Discount – Net	(333)	(45)
Total Long-Term Debt	225,944	196,300
Less Amount Due Within One Year	—	70,000
Long-Term Debt Excluding Amount Due Within One Year	$225,944	$126,300
Fair Value of Long-Term Debt (c)	$217,692	$200,725

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2013	2012
	(In Thousands)
Entergy Texas
Mortgage Bonds:
3.60% Series due June 2015	$200,000	$200,000
7.125% Series due February 2019	500,000	500,000
4.1% Series due September 2021	75,000	75,000
7.875% Series due June 2039	150,000	150,000
Total mortgage bonds	925,000	925,000
Securitization Bonds:
2.12% Series Senior Secured, Series A due February 2016	54,047	93,436
5.79% Series Senior Secured, Series A due October 2018	97,414	119,341
3.65% Series Senior Secured, Series A due August 2019	144,800	144,800
5.93% Series Senior Secured, Series A due June 2022	114,400	114,400
4.38% Series Senior Secured due November 2023	218,600	218,600
Total securitization bonds	629,261	690,577
Other:
Unamortized Premium and Discount - Net	(2,211)	(2,653)
Other	4,889	4,889
Total Long-Term Debt	1,556,939	1,617,813
Less Amount Due Within One Year	—	—
Long-Term Debt Excluding Amount Due Within One Year	$1,556,939	$1,617,813
Fair Value of Long-Term Debt (c)	$1,726,623	$1,885,672

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2013	2012
	(In Thousands)
System Energy
Mortgage Bonds:
4.1% Series due April 2023	$250,000	$250,000
Total mortgage bonds	250,000	250,000
Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
Total governmental bonds	216,000	216,000
Variable Interest Entity Notes Payable (Note 4):
6.29% Series F due September 2013	—	70,000
5.33% Series G due April 2015	60,000	60,000
4.02% Series H due February 2017	50,000	50,000
3.78% Series I due October 2018	85,000	—
Total variable interest entity notes payable	195,000	180,000
Other:
Grand Gulf Lease Obligation 5.13% (Note 10)	97,414	138,893
Unamortized Premium and Discount – Net	(981)	(1,096)
Other	3	2
Total Long-Term Debt	757,436	783,799
Less Amount Due Within One Year	48,653	111,854
Long-Term Debt Excluding Amount Due Within One Year	$708,783	$671,945
Fair Value of Long-Term Debt (c)	$664,890	$664,670

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.

(b)
Pursuant to the Nuclear Waste Policy Act of 1982, Entergy’s nuclear owner/licensee subsidiaries have contracts with the DOE for spent nuclear fuel disposal service.  The contracts include a one-time fee for generation prior to April 7, 1983.  Entergy Arkansas is the only Entergy company that generated electric power with nuclear fuel prior to that date and includes the one-time fee, plus accrued interest, in long-term debt.

(c)
The fair value excludes lease obligations of $149 million at Entergy Louisiana and $97 million at System Energy and long-term DOE obligations of $181 million at Entergy Arkansas, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 16 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

(d)	The bonds are secured by a series of collateral first mortgage bonds.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2013, for the next five years are as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2014	$70,000	—	$300,000	—	—	—	—
2015	$250,000	$31,955	—	—	—	$200,000	$60,000
2016	$55,000	$14,800	$20,000	$125,000	—	$54,047	—
2017	$114,700	$75,000	$25,000	—	—	—	$50,000
2018	$115,000	$375,000	$300,000	$95,000	—	$97,414	$85,000

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas Securitization Bonds

In June 2010, the APSC issued a financing order authorizing the issuance of bonds to recover Entergy Arkansas’s January 2009 ice storm damage restoration costs, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.  The bonds have a coupon of 2.30% and an expected maturity date of August 2021.  Although the principal amount is not due until the date given above, Entergy Arkansas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $12.8 million for 2014, $13.2 million for 2015, $13.4 million for 2016, $13.8 million for 2017, and $14.1 million for 2018.  With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet.  The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding, including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections.

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011, the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the cancelled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate of 2.04% and an expected maturity date of June 2021.  Although the principal amount is not due until the date given above, Entergy Louisiana Investment Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $21.9 million for 2014, $20.5 million for 2015, $21.6 million for 2016, $21.7 million for 2017, and $22.3 million for 2018.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds.  In accordance with the financing order, Entergy Louisiana will apply the proceeds it received from the sale of the investment recovery property as a reimbursement for previously-incurred investment recovery costs.  The investment recovery property is reflected as a regulatory asset on the consolidated Entergy Louisiana balance sheet.  The creditors of Entergy Louisiana do not have recourse to the assets or revenues of Entergy Louisiana Investment Recovery Funding, including the investment recovery property, and the creditors of Entergy Louisiana Investment Recovery Funding do not have recourse to the assets or revenues of Entergy Louisiana.  Entergy Louisiana has no payment obligations to Entergy Louisiana Investment Recovery Funding except to remit investment recovery charge collections.

Entergy Texas Securitization Bonds - Hurricane Rita

In April 2007, the PUCT issued a financing order authorizing the issuance of securitization bonds to recover $353 million of Entergy Texas’s Hurricane Rita reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits.  In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company that is now wholly-owned and consolidated by Entergy Texas, issued $329.5 million of senior secured transition bonds (securitization bonds) as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Amount
(In Thousands)
Senior Secured Transition Bonds, Series A:
Tranche A-1 (5.51%) due October 2013	$93,500
Tranche A-2 (5.79%) due October 2018	121,600
Tranche A-3 (5.93%) due June 2022	114,400
Total senior secured transition bonds	$329,500

Although the principal amount of each tranche is not due until the dates given above, Entergy Gulf States Reconstruction Funding expects to make principal payments on the bonds over the next five years in the amounts of $23.2 million for 2014, $24.6 million for 2015, $26.0 million for 2016, $27.6 million for 2017, and $29.2 million for 2018.  All of the scheduled principal payments for 2014-2016 are for Tranche A-2, $23.6 million of the scheduled principal payments for 2017 are for Tranche A-2 and  $4.0 million of the scheduled principal payments for 2017 are for Tranche A-3. All of the scheduled principal payments for 2018 are for Tranche A-3.

With the proceeds, Entergy Gulf States Reconstruction Funding purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds.  The transition property is reflected as a regulatory asset on the consolidated Entergy Texas balance sheet.  The creditors of Entergy Texas do not have recourse to the assets or revenues of Entergy Gulf States Reconstruction Funding, including the transition property, and the creditors of Entergy Gulf States Reconstruction Funding do not have recourse to the assets or revenues of Entergy Texas.  Entergy Texas has no payment obligations to Entergy Gulf States Reconstruction Funding except to remit transition charge collections.

Entergy Texas Securitization Bonds - Hurricane Ike and Hurricane Gustav

In September 2009, the PUCT authorized the issuance of securitization bonds to recover $566.4 million of Entergy Texas’s Hurricane Ike and Hurricane Gustav restoration costs, plus carrying costs and transaction costs, offset by insurance proceeds.  In November 2009, Entergy Texas Restoration funding, LLC (Entergy Texas Restoration Funding), a company wholly-owned and consolidated by Entergy Texas, issued $545.9 million of senior secured transition bonds (securitization bonds), as follows:

Amount
(In Thousands)
Senior Secured Transition Bonds
Tranche A-1 (2.12%) due February 2016	$182,500
Tranche A-2 (3.65%) due August 2019	144,800
Tranche A-3 (4.38%) due November 2023	218,600
Total senior secured transition bonds	$545,900

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $40.2 million for 2014, $41.2 million for 2015, $42.6 million for 2016, $44.1 million for 2017, and $45.8 million for 2018.  All of the scheduled principal payments for 2014 are for Tranche A-1, $13.8 million of the scheduled principal payments for 2015 are for Tranche A-1 and $27.4 million are for Tranche A-2. All of the scheduled principal payments for 2016-2017 are for Tranche A-2, $30.8 million of the scheduled principal payments for 2018 are for Tranche A-2 and $15.0 million are for Tranche A-3.

With the proceeds, Entergy Texas Restoration Funding purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds.  The transition property is reflected as a regulatory asset on the consolidated Entergy Texas balance sheet.  The

Entergy Corporation and Subsidiaries
Notes to Financial Statements

creditors of Entergy Texas do not have recourse to the assets or revenues of Entergy Texas Restoration Funding, including the transition property, and the creditors of Entergy Texas Restoration Funding do not have recourse to the assets or revenues of Entergy Texas.  Entergy Texas has no payment obligations to Entergy Texas Restoration Funding except to remit transition charge collections.

NOTE 6.   PREFERRED EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and non-controlling interest for Entergy Corporation subsidiaries as of December 31, 2013 and 2012 are presented below.  All series of the Utility preferred stock are redeemable at the option of the related company.

	Shares/Units Authorized		Shares/Units Outstanding
	2013	2012	2013	2012	2013	2012
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund:
Entergy Arkansas, 4.32%-6.45% Series	3,413,500	3,413,500	3,413,500	3,413,500	$116,350	$116,350
Entergy Gulf States Louisiana, Series A 8.25%	100,000	100,000	100,000	100,000	10,000	10,000
Entergy Louisiana, 6.95% Series (a)	1,000,000	1,000,000	840,000	840,000	84,000	84,000
Entergy Mississippi, 4.36%-6.25% Series	1,403,807	1,403,807	1,403,807	1,403,807	50,381	50,381
Entergy New Orleans, 4.36%-5.56% Series	197,798	197,798	197,798	197,798	19,780	19,780
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund	6,115,105	6,115,105	5,955,105	5,955,105	280,511	280,511
Entergy Wholesale Commodities:
Preferred Stock without sinking fund:
Entergy Asset Management, 8.95% (b)	1,000,000	1,000,000	—	—	—	—
Entergy Finance Holding, Inc. 8.75% (c)	250,000	—	250,000	—	24,249	—
Total Subsidiaries’ Preferred Stock without sinking fund	7,365,105	7,115,105	6,205,105	5,955,105	$304,760	$280,511

(a)	In 2007, Entergy Louisiana Holdings, an Entergy subsidiary, purchased 160,000 of these shares from the holders.

(b)
Upon the sale of Class B preferred shares in December 2009, Entergy Asset Management had issued and outstanding Class A and Class B preferred shares.  On December 20, 2011, Entergy Asset Management purchased all of the outstanding Class B preferred shares from the holder thereof; currently, there are no outstanding Class B preferred shares.  On December 20, 2011, Entergy Asset Management purchased all of the outstanding Class A preferred shares (278,905 shares) that were held by a third party; currently, there are 4,759 shares held by an Entergy affiliate.

(c)	Dollar amount outstanding is net of $751 thousand of preferred stock issuance costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

At December 31, 2013 and 2012, Entergy Gulf States Louisiana had outstanding 100,000 units of no par value 8.25% Series Preferred Membership Interests that were initially issued by Entergy Gulf States, Inc. as preference stock.  The preference shares were converted into the preferred units as part of the jurisdictional separation.  The distributions are cumulative and payable quarterly beginning March 15, 2008.  The preferred membership interests are redeemable on or after December 15, 2015, at Entergy Gulf States Louisiana’s option, at the fixed redemption price of $100 per unit.

In December 2013, Entergy Finance Holding, Inc. issued 250,000 shares of $100 par value 8.75% Series Preferred Stock, all of which are outstanding as of December 31, 2013. The dividends are cumulative and payable quarterly beginning March 15, 2014. The preferred stock is redeemable on or after December 16, 2023, at Entergy Finance Holding, Inc.’s option, at the fixed redemption price of $100 per share.

The number of shares and units authorized and outstanding and dollar value of preferred stock and membership interests for Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2013 and 2012 are presented below.  All series of the Utility operating companies’ preferred stock and membership interests are redeemable at the respective company’s option at the call prices presented.  Dividends and distributions paid on all of Entergy’s preferred stock and membership interests series are eligible for the dividends received deduction.  The dividends received deduction is limited by Internal Revenue Code section 244 for the following preferred stock series: Entergy Arkansas 4.72%, Entergy Mississippi 4.56%, and Entergy New Orleans 4.75%.

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price per Share as of December 31,
	2013	2012	2013	2012	2013
Entergy Arkansas Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	$107.00
4.56% Series	75,000	75,000	7,500	7,500	$102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	$102.50
6.08% Series	100,000	100,000	10,000	10,000	$102.83
Cumulative, $25 par value:
6.45% Series (a)	3,000,000	3,000,000	75,000	75,000	$25
Total without sinking fund	3,413,500	3,413,500	$116,350	$116,350

	Units Authorized and Outstanding		Dollars (In Thousands)		Call Price per Unit as of December 31,
	2013	2012	2013	2012	2013
Entergy Gulf States Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value:
8.25% Series (b)	100,000	100,000	$10,000	$10,000	$—
Total without sinking fund	100,000	100,000	$10,000	$10,000

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Units Authorized and Outstanding		Dollars (In Thousands)		Call Price per Unit as of December 31,
	2013	2012	2013	2012	2013
Entergy Louisiana Preferred Membership Interests
Without sinking fund:
Cumulative, $100 liquidation value:
6.95% Series (a)	1,000,000	1,000,000	$100,000	$100,000	$100
Total without sinking fund	1,000,000	1,000,000	$100,000	$100,000

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price per Share as of December 31,
	2013	2012	2013	2012	2013
Entergy Mississippi Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.88
4.56% Series	43,887	43,887	4,389	4,389	$107.00
4.92% Series	100,000	100,000	10,000	10,000	$102.88
Cumulative, $25 par value
6.25% Series (a)	1,200,000	1,200,000	30,000	30,000	$25
Total without sinking fund	1,403,807	1,403,807	$50,381	$50,381

	Shares Authorized and Outstanding		Dollars (In Thousands)		Call Price per Share as of December 31,
	2013	2012	2013	2012	2013
Entergy New Orleans Preferred Stock
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	60,000	60,000	$6,000	$6,000	$104.58
4.75% Series	77,798	77,798	7,780	7,780	$105.00
5.56% Series	60,000	60,000	6,000	6,000	$102.59
Total without sinking fund	197,798	197,798	$19,780	$19,780

(a)	Series is callable at par.

(b)	Series is callable at par on and after December 15, 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.   COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Common Stock

Common stock and treasury stock shares activity for Entergy for 2013, 2012, and 2011 is as follows:

	2013		2012		2011
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares
Beginning Balance, January 1	254,752,788	76,945,239	254,752,788	78,396,988	254,752,788	76,006,920
Repurchases	—	—	—	—	—	3,475,000
Issuances:
Employee Stock-Based Compensation Plans	—	(557,734)	—	(1,446,305)	—	(1,079,008)
Directors’ Plan	—	(5,569)	—	(5,444)	—	(5,924)
Ending Balance, December 31	254,752,788	76,381,936	254,752,788	76,945,239	254,752,788	78,396,988

Entergy Corporation reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors’ Plan), two Equity Ownership Plans of Entergy Corporation and Subsidiaries, the Equity Awards Plan of Entergy Corporation and Subsidiaries, and certain other stock benefit plans.  The Directors’ Plan awards to non-employee directors a portion of their compensation in the form of a fixed dollar value of shares of Entergy Corporation common stock.

In October 2010 the Board granted authority for a $500 million share repurchase program.  As of December 31, 2013, $350 million of authority remains under the $500 million share repurchase program.

Dividends declared per common share were $3.32 in 2013, 2012, and 2011.

Retained Earnings and Dividend Restrictions

Provisions within the articles of incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred equity.  As of December 31, 2013, under provisions in their mortgage indentures, Entergy Arkansas and Entergy Mississippi had retained earnings unavailable for distribution to Entergy Corporation of $394.9 million and $68.5 million, respectively.  Entergy Corporation received dividend payments from subsidiaries totaling $702 million in 2013, $439 million in 2012, and $595 million in 2011.

Comprehensive Income

Accumulated other comprehensive loss is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana. The following table presents changes in accumulated other comprehensive loss for Entergy for the year ended December 31, 2013 by component:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gains	Foreign currency translation	Total Accumulated Other Comprehensive Loss
	(In Thousands)

Beginning balance, December 31, 2012	$79,905	($590,712)	$214,547	$3,177	($293,083)
Other comprehensive income (loss) before reclassifications	(133,312)	260,567	143,936	243	271,434
Amounts reclassified from accumulated other comprehensive loss	(28,370)	41,922	(21,227)	—	(7,675)
Net other comprehensive income (loss) for the period	(161,682)	302,489	122,709	243	263,759

Ending balance, December 31, 2013	($81,777)	($288,223)	$337,256	$3,420	($29,324)

The following table presents changes in accumulated other comprehensive loss for Entergy Gulf States Louisiana and Entergy Louisiana for the year ended December 31, 2013:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)

Beginning balance December 31, 2012	($65,229)	($46,132)

Other comprehensive income (loss) before reclassifications	33,233	33,869
Amounts reclassified from accumulated other comprehensive income	3,794	2,628
Net other comprehensive income for the period	37,027	36,497

Ending balance, December 31, 2013	($28,202)	($9,635)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy for the year ended December 31, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)

Cash flow hedges net unrealized gain
Power contracts	$47,019	Competitive business operating revenues
Interest rate swaps	(1,565)	Miscellaneous - net
Total realized gains on cash flow hedges	45,454
	(17,084)	Income taxes
Total realized gains on cash flow hedges (net of tax)	$28,370

Pension and other postretirement liabilities
Amortization of prior-service costs	$10,556	(a)
Acceleration of prior-service cost due to curtailment	315	(a)
Amortization of loss	(68,130)	(a)
Settlement loss	(11,612)	(a)
Total amortization	(68,871)
	26,949	Income taxes
Total amortization (net of tax)	($41,922)

Net unrealized investment gain
Realized gain	$41,622	Interest and investment income
	(20,395)	Income taxes
Total realized investment gain (net of tax)	$21,227

Total reclassifications for the period (net of tax)	$7,675

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 to the financial statements for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the year ended December 31, 2013 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$941	$508	(a)
Acceleration of prior-service cost due to curtailment	91	41	(a)
Amortization of loss	(7,644)	(5,050)	(a)
Total amortization	(6,612)	(4,501)
	2,818	1,873	Income taxes
Total amortization (net of tax)	(3,794)	(2,628)

Total reclassifications for the period (net of tax)	($3,794)	($2,628)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 11 to the financial statements for additional details.

NOTE 8.    COMMITMENTS AND CONTINGENCIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material effect on Entergy’s results of operations, cash flows, or financial condition.  Entergy discusses regulatory proceedings in Note 2 to the financial statements and discusses tax proceedings in Note 3 to the financial statements.

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $181.1 million in 2013, $125.0 million in 2012, and $185.6 million in 2011.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $147.5 million in 2014, and a total of $2.19 billion for the years 2015 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to 10 years, beginning in October 2002.  In addition, in accordance with an LPSC settlement, Entergy Louisiana credited rates in August 2007 by $11.3 million (including interest) as a result of a settlement with the IRS of the 2001 tax treatment of the Vidalia contract.  As discussed in more detail in Note 3 to the financial statements, in August 2011, Entergy agreed to a settlement with the IRS regarding the mark-to-market income tax treatment of various wholesale electric power purchase and sale agreements, including the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Vidalia agreement.  In October 2011 the LPSC approved a final settlement under which Entergy Louisiana agreed to share the remaining benefits of this tax accounting election by crediting customers an additional $20.235 million per year for 15 years beginning January 2012.  Entergy Louisiana recorded a $199 million regulatory charge and a corresponding regulatory liability to reflect this obligation.  The provisions of the settlement also provide that the LPSC shall not recognize or use Entergy Louisiana’s use of the cash benefits from the tax treatment in setting any of Entergy Louisiana’s rates.  Therefore, to the extent Entergy Louisiana’s use of the proceeds would ordinarily have reduced its rate base, no change in rate base shall be reflected for ratemaking purposes.

ANO Damage and Outage

On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant. ANO 2 reconnected to the grid on April 28, 2013 and ANO 1 reconnected to the grid on August 7, 2013.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was $94 million as of December 31, 2013.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-incurred fuel and purchased power costs.

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

In the second quarter 2013, Entergy Arkansas recorded an insurance receivable of $50 million based on the minimum amount that it expects to receive from NEIL. This $50 million receivable offset approximately $35 million of capital spending, $13 million of operation and maintenance expense, and $2 million of incremental deferred refueling outage costs incurred for the recovery through December 31, 2013. As of December 31, 2013, Entergy Arkansas has incurred approximately $34 million in capital spending, $9 million in operation and maintenance expense, and $1 million in incremental deferred refueling outage costs in excess of its recorded insurance receivable. In January 2014, Entergy Arkansas collected $20 million of the $50 million receivable that it expects to receive from NEIL.

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  The cause of the event is currently under investigation.  Entergy Mississippi is still in the process of assessing the nature and extent of the damage to the unit. The current estimate of costs to return the unit to service is between $45 million and $60 million.  This estimate may change as restorative activities occur.  The costs necessary to return the plant to service are expected to continue to be incurred into the third quarter 2014.  Entergy Mississippi believes that the damage is primarily covered by its property insurance policy, subject to a $20 million deductible. In December 2013, Entergy Mississippi made a filing with the MPSC requesting approval for Entergy Mississippi to defer and accumulate the costs incurred in connection with Baxter Wilson repair activities, net of applicable insurance proceeds, with such costs to be recoverable in a manner to be determined by the MPSC. The MPSC has not acted on Entergy Mississippi's request.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

1.
The primary level is private insurance underwritten by American Nuclear Insurers (ANI) and provides public liability insurance coverage of $375 million.  If this amount is not sufficient to cover claims arising from an accident, the second level, Secondary Financial Protection, applies.

2.
Within the Secondary Financial Protection level, each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident or fault, up to a maximum of $127.3 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.4 billion).  This consists of a $121.3 million maximum retrospective premium plus a five percent surcharge, which equates to $127.3 million, that may be payable, if needed, at a rate that is currently set at $19.0 million per year per incident per nuclear power reactor.

3.
In the event that one or more acts of terrorism cause a nuclear power plant accident, which results in third-party damages – off-site property and environmental damage, off-site bodily injury, and on-site third-party bodily injury (i.e. contractors); the primary level provided by ANI combined with the Secondary Financial Protection would provide $13.6 billion in coverage.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event.

Currently, 104 nuclear reactors are participating in the Secondary Financial Protection program.  The product of the maximum retrospective premium assessment to the nuclear power industry and the number of nuclear power reactors provides over $13.2 billion in secondary layer insurance coverage to compensate the public in the event of a nuclear power reactor accident.  The Price-Anderson Act provides that all potential liability for a nuclear accident is limited to the amounts of insurance coverage available under the primary and secondary layers.

Entergy Arkansas has two licensed reactors and Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (SMEPA) that would share on a pro-rata basis in any retrospective premium assessment to System Energy under the Price-Anderson Act).  The Entergy Wholesale Commodities segment includes the ownership and operation of six nuclear power reactors and the ownership of the shutdown Indian Point 1 reactor and Big Rock Point facility.
Property Insurance

Entergy’s nuclear owner/licensee subsidiaries are members of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage, including decontamination and premature decommissioning expense, to the members’ nuclear generating plants.  Effective April 1, 2013, Entergy was insured against such losses per the following structures:

Utility Plants (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3)

•	Primary Layer (per plant) - $500 million per occurrence

•	Excess Layer (per plant) - $750 million per occurrence

•	Blanket Layer (shared among the Utility plants) - $350 million per occurrence

•	Total limit - $1.6 billion per occurrence

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•	Deductibles:

•	$2.5 million per occurrence - Turbine/generator damage

•	$2.5 million per occurrence - Other than turbine/generator damage

•	$10 million per occurrence plus 10% of amount above $10 million - Damage from a windstorm, flood, earthquake, or volcanic eruption

Note:  ANO 1 and 2 share in the primary and excess layers with common policies because the policies are issued on a per site basis. Also, flood and earthquake coverage are excluded from the primary layer, which provides the first $500 million in coverage. Entergy currently purchases primary layer flood coverage for Waterford 3 and River Bend.

Entergy Wholesale Commodities Plants (FitzPatrick, Pilgrim, Vermont Yankee, Palisades, and Big Rock Point)

•	Primary Layer (per plant) - $500 million per occurrence

•	Excess Layer - $615 million per occurrence

•	Total limit - $1.115 billion per occurrence

•	Deductibles:

•	$2.5 million per occurrence - Turbine/generator damage

•	$2.5 million per occurrence - Other than turbine/generator damage

•	$10 million per occurrence plus 10% of amount above $10 million - Damage from a windstorm, flood, earthquake, or volcanic eruption

Note:  Big Rock Point has its own primary policy with no excess coverage. Also, flood and earthquake coverage are excluded from the primary layer, which provides the first $500 million in coverage. Entergy currently purchases primary layer flood and earthquake coverage for Vermont Yankee, Palisades, and Big Rock Point.

Entergy Wholesale Commodities Plant (Indian Point)

•	Primary Layer (per plant) - $500 million per occurrence

•	Excess Layer - $1.1 billion per occurrence

•	Total limit - $1.6 billion per occurrence

•	Deductibles:

•	$2.5 million per occurrence - Turbine/generator damage

•	$2.5 million per occurrence - Other than turbine/generator damage

•	$10 million per occurrence plus 10% of amount above $10 million - Damage from a windstorm, flood, earthquake, or volcanic eruption

Note: The Indian Point Units share in the primary and excess layers with common policies because the policies are issued on a per site basis. Also, flood and earthquake coverage are excluded from the primary layer, which provides the first $500 million in coverage. Entergy currently purchases primary layer flood coverage for Indian Point.

In addition, Waterford 3, Grand Gulf, and the Entergy Wholesale Commodities plants are also covered under NEIL’s Accidental Outage Coverage program.  This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL primary property damage loss, subject to a deductible period.  The payout for damage resulting from non-nuclear events is limited to a $327.6 million per occurrence sub-limit. The following summarizes this coverage effective April 1, 2013:

Waterford 3

•	$2.95 million weekly indemnity

•	$413 million maximum indemnity

•	Deductible: 26 week deductible period

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Grand Gulf

•	$400,000 weekly indemnity (total for four policies)

•	$56 million maximum indemnity (total for four policies)

•	Deductible: 26 week deductible period

Indian Point 2, Indian Point 3, and Palisades

•	$4.5 million weekly indemnity

•	$490 million maximum indemnity

•	Deductible: 12 week deductible period

FitzPatrick and Pilgrim

•	$4.0 million weekly indemnity

•	$490 million maximum indemnity

•	Deductible: 12 week deductible period

Vermont Yankee

•	$3.5 million weekly indemnity

•	$435 million maximum indemnity

•	Deductible: 12 week deductible period

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL.  Effective April 1, 2013, the maximum amounts of such possible assessments per occurrence were as follows:

Assessments
(In Millions)
Utility:
Entergy Arkansas	$25.1
Entergy Gulf States Louisiana	$23
Entergy Louisiana	$24.2
Entergy Mississippi	$0.07
Entergy New Orleans	$0.07
Entergy Texas	N/A
System Energy	$18.9

Entergy Wholesale Commodities	$—

Potential assessments for the Entergy Wholesale Commodities plants are covered by insurance obtained through NEIL’s reinsurers.

Entergy maintains property insurance for its nuclear units in excess of the NRC’s minimum requirement of $1.06 billion per site for nuclear power plant licensees.  NRC regulations provide that the proceeds of this insurance must be used, first, to render the reactor safe and stable, and second, to complete decontamination operations.  Only after proceeds are dedicated for such use and regulatory approval is secured would any remaining proceeds be made available for the benefit of plant owners or their creditors.

In the event that one or more acts of terrorism causes property damage under one or more or all nuclear insurance policies issued by NEIL (including, but not limited to, those described above) within 12 months from the date the first property damage occurs, the maximum recovery under all such nuclear insurance policies shall be an aggregate of $3.24 billion plus the additional amounts recovered for such losses from reinsurance, indemnity, and any other sources

Entergy Corporation and Subsidiaries
Notes to Financial Statements

applicable to such losses.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event.

Conventional Property Insurance

Entergy’s conventional property insurance program provides coverage of up to $400 million on an Entergy system-wide basis for all operational perils (direct physical loss or damage due to machinery breakdown, electrical failure, fire, lightning, hail, or explosion) on an “each and every loss” basis; up to $400 million in coverage for certain natural perils (direct physical loss or damage due to earthquake, tsunami, and flood) on an annual aggregate basis; up to $125 million for certain other natural perils (direct physical loss or damage due to a named windstorm and associated storm surge) on an annual aggregate basis; and up to $400 million in coverage for all other natural perils not previously stated (direct physical loss or damage due to a tornado, ice storm, or any other natural peril except named windstorm and associated storm surge, earthquake, tsunami, and flood) on an “each and every loss” basis.  The conventional property insurance program provides up to $50 million in coverage for the Entergy New Orleans gas distribution system on an “each and every loss” basis.  This $50 million limit is subject to: the $400 million annual aggregate limit for the natural perils of earthquake, tsunami, and flood; the $125 million annual aggregate limit for the natural perils of named windstorm and associated storm surge; the $400 million per occurrence limit for all other natural perils not previously stated, which includes tornado and ice storm, but excludes named windstorm and associated storm surge, earthquake, tsunami, and flood; and the $400 million per occurrence limit for operational perils.  The coverage is subject to a $40 million self-insured retention per occurrence for the natural perils of named windstorm and associated storm surge, earthquake, flood, and tsunami; and a $20 million self-insured retention per occurrence for operational perils and all other natural perils not previously stated, which includes tornado and ice storm, but excludes named windstorm and associated storm surge, earthquake, tsunami, and flood.

Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties.  Excluded property generally includes above-ground transmission and distribution lines, poles, and towers for substations valued at $5 million or less, coverage for named windstorm and associated storm surge is excluded.  This coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries, including the owners of the nuclear power plants in the Entergy Wholesale Commodities segment.  Entergy also purchases $300 million in terrorism insurance coverage for its conventional property.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event.

In addition to the conventional property insurance program, Entergy has purchased additional coverage ($20 million per occurrence) for some of its non-regulated, non-generation assets.  This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis.  The applicable deductibles are $100,000 to $250,000, except for properties that are damaged by flooding and properties whose values are greater than $20 million; these properties have a $500,000 deductible.  Four nuclear locations have a $2.5 million deductible, which coincides with the nuclear property insurance deductible at each respective nuclear site.

Gas System Rebuild Insurance Proceeds (Entergy New Orleans)

Entergy New Orleans received insurance proceeds for future construction expenditures associated with rebuilding its gas system, and the October 2006 City Council resolution approving the settlement of Entergy New Orleans’s rate and storm-cost recovery filings requires Entergy New Orleans to record those proceeds in a designated sub-account of other deferred credits until the proceeds are spent on the rebuild project.  This other deferred credit is shown as “Gas system rebuild insurance proceeds” on Entergy New Orleans’s balance sheet.

Employment and Labor-related Proceedings

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees, recognized bargaining

Entergy Corporation and Subsidiaries
Notes to Financial Statements

representatives, and third parties not selected for open positions or providing services directly or indirectly to one or more of the Registrant Subsidiaries and other Entergy subsidiaries.  Generally, the amount of damages being sought is not specified in these proceedings.  These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender, age, and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board or concerning the National Labor Relations Act; claims of retaliation; claims of harassment and hostile work environment; and claims for or regarding benefits under various Entergy Corporation-sponsored plans. Entergy and the Registrant Subsidiaries are responding to these lawsuits and proceedings and deny liability to the claimants.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of Entergy or the Utility operating companies.

Asbestos Litigation (Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in federal and state courts primarily in Texas and Louisiana, primarily by contractor employees who worked in the 1940-1980s timeframe, against Entergy Gulf States Louisiana and Entergy Texas, and to a lesser extent the other Utility operating companies, as premises owners of power plants, for damages caused by alleged exposure to asbestos.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 400 lawsuits involving approximately 5,000 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of the Utility operating companies.

Grand Gulf - Related Agreements

Capital Funds Agreement (Entergy Corporation and System Energy)

System Energy has entered into agreements with Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans whereby they are obligated to purchase their respective entitlements of capacity and energy from System Energy’s interest in Grand Gulf, and to make payments that, together with other available funds, are adequate to cover System Energy’s operating expenses.  System Energy would have to secure funds from other sources, including Entergy Corporation’s obligations under the Capital Funds Agreement, to cover any shortfalls from payments received from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under these agreements.

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by the FERC.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  The agreement will remain in effect until terminated by the parties and the termination is approved by the FERC, most likely upon Grand Gulf’s retirement from service.  Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2013 under the agreement are approximately $22.3 million for Entergy Arkansas, $8.7 million for Entergy Louisiana, $19.2 million for Entergy Mississippi, and $10.8 million for Entergy New Orleans.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (Entergy Arkansas-17.1%, Entergy Louisiana-26.9%, Entergy Mississippi-31.3%, and Entergy New Orleans-24.7%) in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy’s operating expenses as defined, including an amount sufficient to amortize the cost of Grand Gulf 2 over 27 years (See Reallocation Agreement terms below) and expenses incurred in connection with a permanent shutdown of Grand Gulf.  System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations.  Since commercial operation of Grand Gulf began, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the Availability Agreement.  Accordingly, no payments under the Availability Agreement have ever been required.  If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments.

Reallocation Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans entered into the Reallocation Agreement relating to the sale of capacity and energy from Grand Gulf and the related costs, in which Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans agreed to assume all of Entergy Arkansas’s responsibilities and obligations with respect to Grand Gulf under the Availability Agreement.  FERC’s decision allocating a portion of Grand Gulf capacity and energy to Entergy Arkansas supersedes the Reallocation Agreement as it relates to Grand Gulf.  Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (Entergy Louisiana-26.23%, Entergy Mississippi-43.97%, and Entergy New Orleans-29.80%) under the terms of the Reallocation Agreement.  However, the Reallocation Agreement does not affect Entergy Arkansas’s obligation to System Energy’s lenders under the assignments referred to in the preceding paragraph.  Entergy Arkansas would be liable for its share of such amounts if Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans were unable to meet their contractual obligations.  No payments of any amortization amounts will be required so long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

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

Under the provisions of the reimbursement agreement relating to the letters of credit, System Energy has agreed to a number of covenants regarding the maintenance of certain capitalization and fixed charge coverage ratios.  System Energy agreed, during the term of the reimbursement agreement, to maintain a ratio of debt to total liabilities and equity less than or equal to 70%.  In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense of at least 1.50 times earnings.  As of December 31, 2013, System Energy was in compliance with these covenants.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE  9.   ASSET RETIREMENT OBLIGATIONS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Accounting standards require companies to record liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of the assets.  For Entergy, substantially all of its asset retirement obligations consist of its liability for decommissioning its nuclear power plants.  In addition, an insignificant amount of removal costs associated with non-nuclear power plants is also included in the decommissioning line item on the balance sheets.

These liabilities are recorded at their fair values (which are the present values of the estimated future cash outflows) in the period in which they are incurred, with an accompanying addition to the recorded cost of the long-lived asset.  The asset retirement obligation is accreted each year through a charge to expense, to reflect the time value of money for this present value obligation.  The accretion will continue through the completion of the asset retirement activity.  The amounts added to the carrying amounts of the long-lived assets will be depreciated over the useful lives of the assets.  The application of accounting standards related to asset retirement obligations is earnings neutral to the rate-regulated business of the Registrant Subsidiaries.

In accordance with ratemaking treatment and as required by regulatory accounting standards, the depreciation provisions for the Registrant Subsidiaries include a component for removal costs that are not asset retirement obligations under accounting standards.  In accordance with regulatory accounting principles, the Registrant Subsidiaries have recorded regulatory assets (liabilities) in the following amounts to reflect their estimates of the difference between estimated incurred removal costs and estimated removal costs recovered in rates:

	December 31,
	2013	2012
	(In Millions)
Entergy Arkansas	$18.6	($12.2)
Entergy Gulf States Louisiana	($35.3)	($22.0)
Entergy Louisiana	($37.0)	($9.2)
Entergy Mississippi	$64.3	$57.4
Entergy New Orleans	$34.9	$29.9
Entergy Texas	$15.1	$11.5
System Energy	$56.0	$56.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2013 by Entergy were as follows:

	Liabilities as of December 31, 2012	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2013
			(In Millions)
Utility:
Entergy Arkansas	$680.7	$43.1	$—	$—	$723.8
Entergy Gulf States Louisiana	$380.8	$22.3	$—	$—	$403.1
Entergy Louisiana	$418.1	$21.6	$39.4	$—	$479.1
Entergy Mississippi	$6.0	$0.4	$—	$—	$6.4
Entergy New Orleans	$2.2	$0.1	$—	$—	$2.3
Entergy Texas	$4.1	$0.2	$—	$—	$4.3
System Energy	$478.4	$35.5	$102.3	$—	$616.2
Entergy Wholesale Commodities	$1,543.3	$125.3	$38.6	($9.0)	$1,698.2

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2012 by Entergy were as follows:

	Liabilities as of December 31, 2011	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2012
			(In Millions)
Utility:
Entergy Arkansas	$640.2	$40.5	$—	$—	$680.7
Entergy Gulf States Louisiana	$359.8	$21.0	$—	$—	$380.8
Entergy Louisiana	$345.8	$23.4	$48.9	$—	$418.1
Entergy Mississippi	$5.7	$0.3	$—	$—	$6.0
Entergy New Orleans	$2.9	$0.2	$—	($0.9)	$2.2
Entergy Texas	$3.9	$0.2	$—	$—	$4.1
System Energy	$445.4	$33.0	$—	$—	$478.4
Entergy Wholesale Commodities	$1,492.9	$119.4	($58.5)	($10.5)	$1,543.3

Entergy periodically reviews and updates estimated decommissioning costs.  The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.  As described below, during 2013 and 2012 Entergy updated decommissioning cost estimates for certain nuclear power plants.

In the first quarter 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for a nuclear site as a result of a revised decommissioning cost study. The revised estimate resulted in a $46.6 million reduction in the decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset.

In the third quarter 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Vermont Yankee as a result of a revised decommissioning cost study. The revised estimate resulted in a $58 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations of the plant. The asset retirement cost asset was included in the carrying value used to write down Vermont Yankee and related

Entergy Corporation and Subsidiaries
Notes to Financial Statements

assets to their fair values in third quarter 2013.  See Note 1 to the financial statements for further discussion of the resulting impairment charge recorded in third quarter 2013.

In the fourth quarter 2013, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $102.3 million increase in its decommissioning liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

In the fourth quarter 2013, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study. The revised estimate resulted in a $39.4 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

In the fourth quarter 2013, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Vermont Yankee. As a result of the settlement agreement regarding the remaining operation and decommissioning of Vermont Yankee, Entergy reassessed its assumptions regarding the timing of decommissioning cash flows. The reassessment resulted in a $27.2 million increase in the decommissioning cost liability and a corresponding impairment charge, which will not result in future cash expenditures. See Note 1 to the financial statements for further discussion of the Vermont Yankee plant.

Assuming the end of Vermont Yankee operations in the fourth quarter 2014, the amount required to meet the NRC minimum for decommissioning financial assurance for license termination is $569.1 million. The Vermont Yankee decommissioning trust had a balance of approximately $612.1 million as of December 31, 2013, excluding the $40 million guarantee by Entergy Corporation to satisfy NRC requirements following the 2009 review of financial assurance levels. Filings with the NRC for planned shutdown activities will determine whether any other financial assurance may be required.

In the second quarter 2012, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study.  The revised estimate resulted in a $48.9 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement costs asset that will be depreciated over the remaining life of the unit.

In the second quarter 2012, Entergy Wholesale Commodities recorded a reduction of $60.6 million in the estimated decommissioning cost liability for a plant as a result of a revised decommissioning cost study.  The revised estimate resulted in a credit to decommissioning expense of $49 million, reflecting the excess of the reduction in the liability over the amount of the undepreciated asset retirement costs asset.

In the fourth quarter of 2011, Entergy Wholesale Commodities recorded a reduction of $34.1 million in the decommissioning cost liability for a plant as a result of a revised decommissioning cost study obtained to comply with a state regulatory requirement.  The revised cost study resulted in a change in the undiscounted cash flows and a credit to decommissioning expense of $34.1 million, reflecting the excess of the reduction in the liability over the amount of undepreciated assets.

For the Indian Point 3 and FitzPatrick plants purchased in 2000, NYPA retained the decommissioning trusts and the decommissioning liabilities.  NYPA and Entergy subsidiaries executed decommissioning agreements, which specify their decommissioning obligations.  NYPA has the rights to require the Entergy subsidiaries to assume each of the decommissioning liabilities provided that it assigns the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries.  If the decommissioning liabilities are retained by NYPA, the Entergy subsidiaries will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts.  Entergy recorded an asset, which is $572.6 million as of December 31, 2013, representing its estimate of the present value of the difference between the stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies.  The asset is increased

Entergy Corporation and Subsidiaries
Notes to Financial Statements

by monthly accretion based on the applicable discount rate necessary to ultimately provide for the estimated future value of the decommissioning contract.  The monthly accretion is recorded as interest income.

Entergy maintains decommissioning trust funds that are committed to meeting its obligations for the costs of decommissioning the nuclear power plants.  The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets (liabilities) of Entergy as of December 31, 2013 are as follows:

	Decommissioning Trust Fair Values	Regulatory Asset (Liability)
	(In Millions)
Utility:
ANO 1 and ANO 2	$710.9	$219.1
River Bend	$573.7	($28.7)
Waterford 3	$347.3	$128.5
Grand Gulf	$603.9	$60.8
Entergy Wholesale Commodities	$2,667.3	$—

Entergy maintains decommissioning trust funds that are committed to meeting its obligations for the costs of decommissioning the nuclear power plants. The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets (liabilities) of Entergy as of December 31, 2012 are as follows:

	Decommissioning Trust Fair Values	Regulatory Asset (Liability)
	(In Millions)
Utility:
ANO 1 and ANO 2	$600.6	$204.0
River Bend	$477.4	($1.7)
Waterford 3	$287.4	$126.7
Grand Gulf	$490.6	$58.9
Entergy Wholesale Commodities	$2,334.1	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 10.   LEASES  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

General

As of December 31, 2013, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) with minimum lease payments as follows:

Year	Operating Leases	Capital Leases
	(In Thousands)
2014	$106,175	$4,694
2015	89,999	4,615
2016	64,758	4,457
2017	46,731	4,457
2018	36,778	3,672
Years thereafter	111,484	30,551
Minimum lease payments	455,925	52,446
Less: Amount representing interest		18,135
Present value of net minimum lease payments		$34,311

Total rental expenses for all leases (excluding nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $63.7 million in 2013, $69.9 million in 2012, and $75.3 million in 2011.

As of December 31, 2013, the Registrant Subsidiaries had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

Capital Leases

Year	Entergy Arkansas	Entergy Mississippi
	(In Thousands)
2014	$237	$1,570
2015	158	1,570
2016	—	1,570
2017	—	1,570
2018	—	785
Years thereafter	—	—
Minimum lease payments	395	7,065
Less: Amount representing interest	216	1,081
Present value of net minimum lease payments	$179	$5,984

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Operating Leases

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2014	$32,124	$19,735	$11,398	$7,155	$2,121	$6,442
2015	33,069	10,294	9,825	6,162	2,083	5,620
2016	17,999	9,551	6,574	4,379	1,720	4,487
2017	11,019	8,547	4,580	2,992	1,300	3,318
2018	6,669	7,753	3,078	2,300	883	2,681
Years thereafter	3,908	34,981	3,706	4,306	1,988	2,356
Minimum lease payments	$104,788	$90,861	$39,161	$27,294	$10,095	$24,904

Rental Expenses

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2013	$12.0	$10.9	$10.1	$4.6	$1.3	$4.1	$2.5
2012	$12.6	$11.9	$11.2	$5.5	$1.5	$6.4	$1.5
2011	$13.4	$12.2	$12.2	$5.2	$1.7	$8.4	$1.6

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment.  Railcar operating lease payments were $8.6 million in 2013, $8.5 million in 2012, and $8.3 million in 2011 for Entergy Arkansas and $2.2 million in 2013, $1.7 million in 2012, and $2.0 million in 2011 for Entergy Gulf States Louisiana.  Oil tank facilities lease payments for Entergy Mississippi were $3.4 million in 2013, $3.4 million in 2012, and $3.4 million in 2011.

Sale and Leaseback Transactions

Waterford 3 Lease Obligations

In 1989, in three separate but substantially identical transactions, Entergy Louisiana sold and leased back undivided interests in Waterford 3 for the aggregate sum of $353.6 million.  The leases expire in July 2017.  At the end of the lease terms, Entergy Louisiana has the option to repurchase the leased interests in Waterford 3 at fair market value or to renew the leases for either fair market value or, under certain conditions, a fixed rate.  In the event that Entergy Louisiana does not renew or purchase the interests, Entergy Louisiana would surrender such interests and their associated entitlement of Waterford 3’s capacity and energy.

Entergy Louisiana issued $208.2 million of non-interest bearing first mortgage bonds as collateral for the equity portion of certain amounts payable under the leases.

Upon the occurrence of certain events, Entergy Louisiana may be obligated to assume the outstanding bonds used to finance the purchase of the interests in the unit and to pay an amount sufficient to withdraw from the lease transaction.  Such events include lease events of default, events of loss, deemed loss events, or certain adverse “Financial Events.”  “Financial Events” include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure period, to maintain (i) total equity capital (including preferred membership interests) at least equal to 30% of adjusted capitalization, or (ii) a fixed charge coverage ratio of at least 1.50 computed on a rolling 12 month basis.  As of December 31, 2013, Entergy Louisiana was in compliance with these provisions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2013, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows:

Amount
(In Thousands)

2014	$31,036
2015	28,827
2016	16,938
2017	106,335
2018	—
Years thereafter	—
Total	183,136
Less: Amount representing interest	34,420
Present value of net minimum lease payments	$148,716

Grand Gulf Lease Obligations

In 1988, in two separate but substantially identical transactions, System Energy sold and leased back undivided ownership interests in Grand Gulf for the aggregate sum of $500 million.  The initial term of the leases expire in July 2015.  In December 2013, System Energy exercised its options to renew the leases for fair market value with a renewal term for one lease expiring in July 2018 and the renewal term of the other lease expiring in July 2036. At the end of the lease renewal terms, System Energy has the option to repurchase the leased interests in Grand Gulf or renew the leases at fair market value.  In the event that System Energy does not renew or purchase the interests, System Energy would surrender such interests and their associated entitlement of Grand Gulf’s capacity and energy.

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation.  However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term.  The amount was a net regulatory liability of $61.6 million and $27.8 million as of December 31, 2013 and 2012, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2013, System Energy had future minimum lease payments (reflecting an implicit rate of 5.13%), which are recorded as long-term debt, as follows:

Amount
(In Thousands)

2014	$51,637
2015	52,253
2016	13,750
2017	13,750
2018	13,750
Years thereafter	247,500
Total	392,640
Less: Amount representing interest	295,226
Present value of net minimum lease payments	$97,414

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 11.  RETIREMENT, OTHER POSTRETIREMENT BENEFITS, AND DEFINED CONTRIBUTION PLANS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Qualified Pension Plans

Entergy has seven qualified pension plans covering substantially all employees: “Entergy Corporation Retirement Plan for Non-Bargaining Employees,” “Entergy Corporation Retirement Plan for Bargaining Employees,” “Entergy Corporation Retirement Plan II for Non-Bargaining Employees,” “Entergy Corporation Retirement Plan II for Bargaining Employees,” “Entergy Corporation Retirement Plan III,” “Entergy Corporation Retirement Plan IV for Non-Bargaining Employees,” and “Entergy Corporation Retirement Plan IV for Bargaining Employees.”  The Registrant Subsidiaries participate in two of these plans: “Entergy Corporation Retirement Plan for Non-Bargaining Employees” and “Entergy Corporation Retirement Plan for Bargaining Employees.”  Except for the Entergy Corporation Retirement Plan III, the pension plans are noncontributory and provide pension benefits that are based on employees’ credited service and compensation during the final years before retirement.  The Entergy Corporation Retirement Plan III includes a mandatory employee contribution of 3% of earnings during the first 10 years of plan participation, and allows voluntary contributions from 1% to 10% of earnings for a limited group of employees.

The assets of the seven qualified pension plans are held in a master trust established by Entergy.  Each pension plan has an undivided beneficial interest in each of the investment accounts of the master trust that is maintained by a trustee.  Use of the master trust permits the commingling of the trust assets of the pension plans of Entergy Corporation and its Registrant Subsidiaries for investment and administrative purposes.  Although assets are commingled in the master trust, the trustee maintains supporting records for the purpose of allocating the equity in net earnings (loss) and the administrative expenses of the investment accounts to the various participating pension plans.  The fair value of the trust assets is determined by the trustee and certain investment managers.  The trustee calculates a daily earnings factor, including realized and unrealized gains or losses, collected and accrued income, and administrative expenses, and allocates earnings to each plan in the master trust on a pro rata basis.

Further, within each pension plan, the record of each Registrant Subsidiary’s beneficial interest in the plan assets is maintained by the plan’s actuary and is updated quarterly.  Assets for each Registrant Subsidiary are increased for investment income and contributions, and decreased for benefit payments.  A plan’s investment net income/(loss) (i.e. interest and dividends, realized gains and losses and expenses) is allocated to the Registrant Subsidiaries participating in that plan based on the value of assets for each Registrant Subsidiary at the beginning of the quarter adjusted for contributions and benefit payments made during the quarter.

Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  The assets of the plans include common and preferred stocks, fixed-income securities, interest in a money market fund, and insurance contracts.  The Registrant Subsidiaries’ pension costs are recovered from customers as a component of cost of service in each of their respective jurisdictions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2013, 2012, and 2011 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2013	2012	2011
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$172,280	$150,763	$121,961
Interest cost on projected benefit obligation	263,296	260,929	236,992
Expected return on assets	(328,227)	(317,423)	(301,276)
Amortization of prior service cost	2,125	2,733	3,350
Recognized net loss	213,194	167,279	92,977
Curtailment loss	16,318	—	—
Special termination benefit	13,139	—	—
Net periodic pension costs	$352,125	$264,281	$154,004
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	($894,150)	$552,303	$1,045,624
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(2,125)	(2,733)	(3,350)
Acceleration of prior service cost to curtailment	(1,307)	—	—
Amortization of net loss	(213,194)	(167,279)	(92,977)
Total	(1,110,776)	382,291	949,297
Total recognized as net periodic pension (income)/cost, regulatory asset, and/or AOCI (before tax)	($758,651)	$646,572	$1,103,301
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year:
Prior service cost	$1,600	$2,268	$2,733
Net loss	$146,958	$219,805	$169,064

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2013, 2012, and 2011 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, for their employees included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$25,229	$14,258	$17,044	$7,295	$3,264	$6,475	$7,242
Interest cost on projected benefit obligation	54,473	26,741	34,857	15,802	7,462	16,303	12,170
Expected return on assets	(66,951)	(34,982)	(41,948)	(21,139)	(9,117)	(22,277)	(17,249)
Amortization of prior service cost	23	9	83	10	2	6	9
Recognized net loss	49,517	23,374	34,107	13,189	7,878	13,302	9,560
Curtailment loss	4,938	805	3,542	767	343	1,559	—
Special termination benefit	1,784	808	1,631	359	581	855	1,970
Net pension cost	$69,013	$31,013	$49,316	$16,283	$10,413	$16,223	$13,702
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($177,105)	($98,610)	($123,234)	($52,525)	($25,419)	($55,772)	($35,511)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(23)	(9)	(83)	(10)	(2)	(6)	(9)
Amortization of net loss	(49,517)	(23,374)	(34,107)	(13,189)	(7,878)	(13,302)	(9,560)
Total	($226,645)	($121,993)	($157,424)	($65,724)	($33,299)	($69,080)	($45,080)
Total recognized as net periodic pension income regulatory asset, and/or AOCI (before tax)	($157,632)	($90,980)	($108,108)	($49,441)	($22,886)	($52,857)	($31,378)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$—	$—	$—	$—	$—	$—	$2
Net loss	$35,984	$15,935	$24,360	$9,421	$5,802	$9,363	$9,510

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$22,169	$12,273	$14,675	$6,410	$2,824	$5,684	$5,920
Interest cost on projected benefit obligation	55,686	25,679	35,201	16,279	7,608	16,823	12,987
Expected return on assets	(65,763)	(34,370)	(40,836)	(20,945)	(8,860)	(22,325)	(16,436)
Amortization of prior service cost	200	19	208	30	7	15	13
Recognized net loss	40,772	16,173	28,197	10,532	6,878	10,179	9,001
Net pension cost	$53,064	$19,774	$37,445	$12,306	$8,457	$10,376	$11,485
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$105,133	$77,207	$76,163	$27,106	$14,282	$28,745	$10,266
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(200)	(19)	(208)	(30)	(7)	(15)	(13)
Amortization of net loss	(40,772)	(16,173)	(28,197)	(10,532)	(6,878)	(10,179)	(9,001)
Total	$64,161	$61,015	$47,758	$16,544	$7,397	$18,551	$1,252
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$117,225	$80,789	$85,203	$28,850	$15,854	$28,927	$12,737
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$23	$9	$83	$10	$2	$6	$10
Net loss	$50,175	$23,731	$34,906	$13,375	$8,046	$13,494	$9,717

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$18,072	$9,848	$11,543	$5,308	$2,242	$4,788	$4,941
Interest cost on projected benefit obligation	51,965	23,713	32,636	15,637	7,050	15,971	11,758
Expected return on assets	(62,434)	(33,358)	(38,866)	(20,152)	(8,455)	(22,005)	(15,138)
Amortization of prior service cost	459	79	280	152	35	65	16
Recognized net loss	25,681	9,118	17,990	6,717	4,666	5,579	5,284
Net pension cost	$33,743	$9,400	$23,583	$7,662	$5,538	$4,398	$6,861
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$217,989	$102,329	$137,100	$56,714	$29,297	$64,662	$52,876
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(459)	(79)	(280)	(152)	(35)	(65)	(16)
Amortization of net loss	(25,681)	(9,118)	(17,990)	(6,717)	(4,666)	(5,579)	(5,284)
Total	$191,849	$93,132	$118,830	$49,845	$24,596	$59,018	$47,576
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$225,592	$102,532	$142,413	$57,507	$30,134	$63,416	$54,437
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$200	$19	$208	$30	$7	$15	$13
Net loss	$41,309	$16,295	$28,486	$10,667	$6,935	$10,261	$9,135

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Recognized in the Balance Sheet for Entergy Corporation and its Subsidiaries as of December 31, 2013 and 2012

	December 31,
	2013	2012
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$6,096,639	$5,187,635
Service cost	172,280	150,763
Interest cost	263,296	260,929
Curtailment	15,011	—
Special termination benefit	13,139	—
Actuarial (gain)/loss	(571,990)	693,017
Employee contributions	598	789
Benefits paid	(217,974)	(196,494)
Balance at end of year	$5,770,999	$6,096,639
Change in Plan Assets
Fair value of assets at beginning of year	$3,832,860	$3,399,916
Actual return on plan assets	650,386	458,137
Employer contributions	163,367	170,512
Employee contributions	598	789
Benefits paid	(217,974)	(196,494)
Fair value of assets at end of year	$4,429,237	$3,832,860
Funded status	($1,341,762)	($2,263,779)
Amount recognized in the balance sheet
Non-current liabilities	($1,341,762)	($2,263,779)
Amount recognized as a regulatory asset
Prior service cost	$5,027	$308
Net loss	1,494,117	2,352,234
	$1,499,144	$2,352,542
Amount recognized as AOCI (before tax)
Prior service cost	$1,292	$9,444
Net loss	383,920	633,146
	$385,212	$642,590

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Recognized in the Balance Sheet for the Registrant Subsidiaries as of December 31, 2013 and 2012

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$1,274,886	$623,068	$817,745	$369,852	$174,585	$382,176	$282,841
Service cost	25,229	14,258	17,044	7,295	3,264	6,475	7,242
Interest cost	54,473	26,741	34,857	15,802	7,462	16,303	12,170
Curtailment	4,938	805	3,542	767	343	1,559	—
Special termination benefit	1,784	808	1,631	359	581	855	1,970
Actuarial gain	(110,943)	(64,119)	(80,794)	(31,684)	(16,276)	(33,792)	(23,882)
Benefits paid	(57,727)	(21,699)	(32,675)	(16,567)	(6,252)	(17,496)	(9,552)
Balance at end of year	$1,192,640	$579,862	$761,350	$345,824	$163,707	$356,080	$270,789
Change in Plan Assets
Fair value of assets at beginning of year	$785,527	$409,971	$489,027	$248,272	$106,778	$262,110	$168,697
Actual return on plan assets	133,113	69,473	84,388	41,980	18,259	44,257	28,878
Employer contributions	35,382	11,550	21,152	8,152	4,175	6,880	8,305
Benefits paid	(57,727)	(21,699)	(32,675)	(16,567)	(6,252)	(17,496)	(9,552)
Fair value of assets at end of year	$896,295	$469,295	$561,892	$281,837	$122,960	$295,751	$196,328
Funded status	($296,345)	($110,567)	($199,458)	($63,987)	($40,747)	($60,329)	($74,461)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($296,345)	($110,567)	($199,458)	($63,987)	($40,747)	($60,329)	($74,461)
Amounts recognized as regulatory asset
Prior service credit	$—	$—	($1)	$—	$—	$—	($4)
Net loss	457,485	178,990	299,740	120,290	69,856	120,619	121,327
	$457,485	$178,990	$299,739	$120,290	$69,856	$120,619	$121,323
Amounts recognized as AOCI (before tax)
Net loss	—	25,437	—	—	—	—	—
	$—	$25,437	$—	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$1,116,572	$512,432	$704,748	$326,377	$151,966	$337,669	$258,268
Service cost	22,169	12,273	14,675	6,410	2,824	5,684	5,920
Interest cost	55,686	25,679	35,201	16,279	7,608	16,823	12,987
Actuarial loss	134,691	92,275	93,817	36,329	18,000	38,328	13,691
Benefits paid	(54,232)	(19,591)	(30,696)	(15,543)	(5,813)	(16,328)	(8,025)
Balance at end of year	$1,274,886	$623,068	$817,745	$369,852	$174,585	$382,176	$282,841
Change in Plan Assets
Fair value of assets at beginning of year	$707,275	$366,555	$432,418	$223,981	$94,202	$237,438	$147,091
Actual return on plan assets	95,321	49,438	58,489	30,169	12,578	31,909	19,860
Employer contributions	37,163	13,569	28,816	9,665	5,811	9,091	9,771
Benefits paid	(54,232)	(19,591)	(30,696)	(15,543)	(5,813)	(16,328)	(8,025)
Fair value of assets at end of year	$785,527	$409,971	$489,027	$248,272	$106,778	$262,110	$168,697
Funded status	($489,359)	($213,097)	($328,718)	($121,580)	($67,807)	($120,066)	($114,144)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($489,359)	($213,097)	($328,718)	($121,580)	($67,807)	($120,066)	($114,144)
Amounts recognized as regulatory asset
Prior service cost	$23	$8	$83	$10	$2	$7	$6
Net loss	683,790	283,847	456,800	185,903	103,072	189,589	166,276
	$683,813	$283,855	$456,883	$185,913	$103,074	$189,596	$166,282
Amounts recognized as AOCI (before tax)
Prior service cost	$—	$1	$—	$—	$—	$—	$—
Net loss	—	42,414	—	—	—	—	—
	$—	$42,415	$—	$—	$—	$—	$—

Other Postretirement Benefits

Entergy also currently provides health care and life insurance benefits for retired employees.  Substantially all employees may become eligible for these benefits if they reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy uses a December 31 measurement date for its postretirement benefit plans.

Effective January 1, 1993, Entergy adopted an accounting standard requiring a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions.  At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million for Entergy (other than the former Entergy Gulf States) and $128 million for the former Entergy Gulf States (now split into Entergy Gulf States Louisiana and Entergy Texas).  Such obligations were being amortized over a 20-year period that began in 1993 and ended in 2012.  For the most part, the Registrant Subsidiaries

Entergy Corporation and Subsidiaries
Notes to Financial Statements

recover accrued other postretirement benefit costs from customers and are required to contribute the other postretirement benefits collected in rates to an external trust.

Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have received regulatory approval to recover accrued other postretirement benefit costs through rates.  Entergy Arkansas began recovery in 1998, pursuant to an APSC order.  This order also allowed Entergy Arkansas to amortize a regulatory asset (representing the difference between other postretirement benefit costs and cash expenditures for other postretirement benefits incurred from 1993 through 1997) over a 15-year period that began in January 1998 and ended in December 2012.

The LPSC ordered Entergy Gulf States Louisiana and Entergy Louisiana to continue the use of the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions.  However, the LPSC retains the flexibility to examine individual companies’ accounting for other postretirement benefits to determine if special exceptions to this order are warranted.

Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy contribute the other postretirement benefit costs collected in rates into external trusts.  System Energy is funding, on behalf of Entergy Operations, other postretirement benefits associated with Grand Gulf.

Trust assets contributed by participating Registrant Subsidiaries are in bank-administered master trusts, established by Entergy Corporation and maintained by a trustee.  Each participating Registrant Subsidiary holds a beneficial interest in the trusts’ assets.  The assets in the master trusts are commingled for investment and administrative purposes.  Although assets are commingled, supporting records are maintained for the purpose of allocating the beneficial interest in net earnings/(losses) and the administrative expenses of the investment accounts to the various participating plans and participating Registrant Subsidiaries. Beneficial interest in an investment account’s net income/(loss) is comprised of interest and dividends, realized and unrealized gains and losses, and expenses.  Beneficial interest from these investments is allocated to the plans and participating Registrant Subsidiary based on their portion of net assets in the pooled accounts.

Other postretirement benefit changes

In December 2013, Entergy announced changes to its other postretirement benefits which include, among other things, elimination of other postretirement benefits for employees hired or rehired after June 30, 2014 and setting a dollar limit cap on Entergy's contribution to retiree medical costs, effective 2019 for those employees who commence their Entergy retirement benefits on or after January 1, 2015. In accordance with accounting standards, certain of the other postretirement benefit changes have been reflected in the December 31, 2013 other postretirement obligation. The changes affecting active bargaining unit employees will be negotiated with the unions prior to implementation, where necessary, and to the extent required by law.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2013, 2012, and 2011 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2013	2012	2011
	(In Thousands)
Other post retirement costs:
Service cost - benefits earned during the period	$74,654	$68,883	$59,340
Interest cost on APBO	79,453	82,561	74,522
Expected return on assets	(40,323)	(34,503)	(29,477)
Amortization of transition obligation	—	3,177	3,183
Amortization of prior service credit	(14,904)	(18,163)	(14,070)
Recognized net loss	44,178	36,448	21,192
Curtailment loss	12,729	—	—
Net other postretirement benefit cost	$155,787	$138,403	$114,690
Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or AOCI (before tax)
Arising this period:
Prior service credit for period	($116,571)	$—	($29,507)
Net (gain)/loss	(405,976)	92,584	236,594
Amounts reclassified from regulatory asset and /or AOCI to net periodic benefit cost in the current year:
Amortization of transition obligation	—	(3,177)	(3,183)
Amortization of prior service credit	14,904	18,163	14,070
Acceleration of prior service credit due to curtailment	1,989	—	—
Amortization of net loss	(44,178)	(36,448)	(21,192)
Total	($549,832)	$71,122	$196,782
Total recognized as net periodic benefit cost, regulatory asset, and/or AOCI (before tax)	($394,045)	$209,525	$311,472
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Transition obligation	$—	$—	$3,177
Prior service credit	($31,589)	($13,336)	($18,163)
Net loss	$11,197	$45,217	$43,127

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2013, 2012, and 2011 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, for their employees included the following components:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$9,619	$7,910	$8,541	$3,246	$1,752	$3,760	$3,580
Interest cost on APBO	13,545	8,964	9,410	4,289	3,135	6,076	2,945
Expected return on assets	(16,843)	—	—	(5,335)	(4,101)	(9,391)	(3,350)
Amortization of prior credit	(689)	(942)	(508)	(204)	(24)	(501)	(126)
Recognized net loss	7,976	4,598	5,050	2,534	1,509	3,744	1,896
Curtailment loss	4,517	1,546	1,848	596	354	1,436	760
Net other postretirement benefit cost	$18,125	$22,076	$24,341	$5,126	$2,625	$5,124	$5,705
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	($11,617)	($8,705)	($18,844)	($4,714)	($4,469)	($5,359)	($4,591)
Net loss	($81,236)	($40,938)	($43,743)	($30,018)	($18,508)	($34,562)	($17,579)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	689	942	508	204	24	501	126
Acceleration of prior service credit/(cost) due to curtailment	78	91	41	20	(4)	62	9
Amortization of net loss	(7,976)	(4,598)	(5,050)	(2,534)	(1,509)	(3,744)	(1,896)
Total	($100,062)	($53,208)	($67,088)	($37,042)	($24,466)	($43,102)	($23,931)
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	($81,937)	($31,132)	($42,747)	($31,916)	($21,841)	($37,978)	($18,226)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($2,441)	($2,236)	($3,376)	($918)	($709)	($1,301)	($824)
Net loss	$1,267	$1,212	$1,511	$149	$56	$800	$464

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$9,089	$7,521	$7,796	$3,093	$1,689	$3,651	$3,293
Interest cost on APBO	14,452	9,590	9,781	4,716	3,422	6,650	3,028
Expected return on assets	(14,029)	—	—	(4,521)	(3,711)	(8,415)	(2,601)
Amortization of transition obligation	820	238	382	351	1,189	187	8
Amortization of prior cost/(credit)	(530)	(824)	(247)	(139)	38	(428)	(63)
Recognized net loss	8,305	4,737	4,359	2,920	1,559	4,320	1,970
Net other postretirement benefit cost	$18,107	$21,262	$22,071	$6,420	$4,186	$5,965	$5,635
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$9,066	$5,818	$16,215	$271	$2,260	$191	$2,043
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(820)	(238)	(382)	(351)	(1,189)	(187)	(8)
Amortization of prior service (cost)/credit	530	824	247	139	(38)	428	63
Amortization of net loss	(8,305)	(4,737)	(4,359)	(2,920)	(1,559)	(4,320)	(1,970)
Total	$471	$1,667	$11,721	($2,861)	($526)	($3,888)	$128
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$18,578	$22,929	$33,792	$3,559	$3,660	$2,077	$5,763
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost/(credit)	($530)	($824)	($247)	($139)	$38	($428)	($62)
Net loss	$8,163	$4,693	$5,149	$2,650	$1,587	$3,905	$1,915

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$8,053	$6,158	$6,540	$2,632	$1,448	$3,074	$2,642
Interest cost on APBO	13,742	8,298	8,767	4,370	3,225	5,945	2,666
Expected return on assets	(11,528)	—	—	(3,906)	(3,200)	(7,496)	(2,115)
Amortization of transition obligation	821	239	383	352	1,190	187	9
Amortization of prior service cost/(credit)	(530)	(824)	(247)	(139)	38	(428)	(589)
Recognized net loss	6,436	2,896	2,793	2,160	968	2,803	1,477
Net other postretirement benefit cost	$16,994	$16,767	$18,236	$5,469	$3,669	$4,085	$4,090
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$32,241	$28,721	$24,837	$12,598	$8,946	$23,125	$8,499
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(821)	(239)	(383)	(352)	(1,190)	(187)	(9)
Amortization of prior service (cost)/credit	530	824	247	139	(38)	428	589
Amortization of net loss	(6,436)	(2,896)	(2,793)	(2,160)	(968)	(2,803)	(1,477)
Total	$25,514	$26,410	$21,908	$10,225	$6,750	$20,563	$7,602
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	$42,508	$43,177	$40,144	$15,694	$10,419	$24,648	$11,692
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Transition obligation	$820	$238	$382	$351	$1,189	$187	$8
Prior service cost/(credit)	($530)	($824)	($247)	($139)	$38	($428)	($63)
Net loss	$8,365	$4,778	$4,398	$2,926	$1,562	$4,329	$1,994

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet of Entergy Corporation and its Subsidiaries as of December 31, 2013 and 2012

	December 31,
	2013	2012
	(In Thousands)
Change in APBO
Balance at beginning of year	$1,846,922	$1,652,369
Service cost	74,654	68,883
Interest cost	79,453	82,561
Plan amendments	(116,571)	—
Curtailment	14,718	—
Plan participant contributions	19,141	18,102
Actuarial (gain)/loss	(370,004)	102,833
Benefits paid	(89,713)	(83,825)
Medicare Part D subsidy received	3,310	5,999
Balance at end of year	$1,461,910	$1,846,922
Change in Plan Assets
Fair value of assets at beginning of year	$488,448	$427,172
Actual return on plan assets	76,314	44,752
Employer contributions	75,660	82,247
Plan participant contributions	19,141	18,102
Benefits paid	(89,713)	(83,825)
Fair value of assets at end of year	$569,850	$488,448
Funded status	($892,060)	($1,358,474)
Amounts recognized in the balance sheet
Current liabilities	($40,602)	($33,813)
Non-current liabilities	(851,458)	(1,324,661)
Total funded status	($892,060)	($1,358,474)
Amounts recognized as a regulatory asset
Prior service credit	(93,332)	(5,307)
Net loss	165,270	367,519
	$71,938	$362,212
Amounts recognized as AOCI (before tax)
Prior service credit	(60,988)	(49,335)
Net loss	107,996	355,900
	$47,008	$306,565

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2013 and 2012

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$315,308	$207,987	$220,017	$100,508	$74,200	$142,114	$67,934
Service cost	9,619	7,910	8,541	3,246	1,752	3,760	3,580
Interest cost	13,545	8,964	9,410	4,289	3,135	6,076	2,945
Plan amendments	(11,617)	(8,705)	(18,844)	(4,714)	(4,469)	(5,359)	(4,591)
Curtailment	4,595	1,637	1,889	616	350	1,498	769
Plan participant contributions	4,564	1,998	2,509	1,292	915	1,498	860
Actuarial gain	(67,253)	(40,941)	(43,747)	(25,527)	(13,739)	(26,048)	(14,639)
Benefits paid	(18,764)	(8,958)	(11,524)	(5,416)	(4,464)	(8,455)	(3,912)
Medicare Part D subsidy received	737	410	513	245	194	334	105
Balance at end of year	$250,734	$170,302	$168,764	$74,539	$57,874	$115,418	$53,051
Change in Plan Assets
Fair value of assets at beginning of year	$194,018	$—	$—	$62,951	$58,651	$115,824	$39,474
Actual return on plan assets	30,830	—	—	9,826	8,870	17,905	6,292
Employer contributions	21,015	6,960	9,015	4,785	2,567	4,846	5,387
Plan participant contributions	4,564	1,998	2,509	1,292	915	1,498	860
Benefits paid	(18,764)	(8,958)	(11,524)	(5,416)	(4,464)	(8,455)	(3,912)
Fair value of assets at end of year	$231,663	$—	$—	$73,438	$66,539	$131,618	$48,101
Funded status	($19,071)	($170,302)	($168,764)	($1,101)	$8,665	$16,200	($4,950)
Amounts recognized in the balance sheet
Current liabilities	$—	($8,803)	($10,249)	$—	$—	$—	$—
Non-current liabilities	(19,071)	(161,499)	(158,515)	(1,101)	8,665	16,200	(4,950)
Total funded status	($19,071)	($170,302)	($168,764)	($1,101)	$8,665	$16,200	($4,950)
Amounts recognized in regulatory asset
Prior service cost/(credit)	($12,996)	$—	$—	($5,056)	($4,335)	($6,505)	($4,702)
Net loss	40,272	—	—	9,304	6,485	22,772	10,297
	$27,276	$—	$—	$4,248	$2,150	$16,267	$5,595
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($10,359)	($19,390)	$—	$—	$—	$—
Net loss	—	31,577	35,001	—	—	—	—
	$—	$21,218	$15,611	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$290,613	$191,877	$196,352	$94,570	$69,316	$133,602	$60,526
Service cost	9,089	7,521	7,796	3,093	1,689	3,651	3,293
Interest cost	14,452	9,590	9,781	4,716	3,422	6,650	3,028
Plan participant contributions	4,440	1,945	2,725	1,269	742	1,526	820
Actuarial loss	13,256	5,818	16,215	1,625	3,240	2,645	2,861
Benefits paid	(17,873)	(9,543)	(13,760)	(5,199)	(4,605)	(6,604)	(2,764)
Medicare Part D subsidy received	1,331	779	908	434	396	644	170
Balance at end of year	$315,308	$207,987	$220,017	$100,508	$74,200	$142,114	$67,934
Change in Plan Assets
Fair value of assets at beginning of year	$164,846	$—	$—	$54,452	$53,418	$105,181	$32,012
Actual return on plan assets	18,219	—	—	5,874	4,691	10,869	3,419
Employer contributions	24,386	7,598	11,035	6,555	4,405	4,852	5,987
Plan participant contributions	4,440	1,945	2,725	1,269	742	1,526	820
Benefits paid	(17,873)	(9,543)	(13,760)	(5,199)	(4,605)	(6,604)	(2,764)
Fair value of assets at end of year	$194,018	$—	$—	$62,951	$58,651	$115,824	$39,474
Funded status	($121,290)	($207,987)	($220,017)	($37,557)	($15,549)	($26,290)	($28,460)
Amounts recognized in the balance sheet
Current liabilities	$—	($7,546)	($9,152)	$—	$—	$—	$—
Non-current liabilities	(121,290)	(200,441)	(210,865)	(37,557)	(15,549)	(26,290)	(28,460)
Total funded status	($121,290)	($207,987)	($220,017)	($37,557)	($15,549)	($26,290)	($28,460)
Amounts recognized in regulatory asset
Prior service cost/(credit)	($2,146)	$—	$—	($566)	$114	($1,709)	($246)
Net loss	129,484	—	—	41,855	26,502	61,077	29,773
	$127,338	$—	$—	$41,289	$26,616	$59,368	$29,527
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($2,687)	($1,095)	$—	$—	$—	$—
Net loss	—	77,113	83,795	—	—	—	—
	$—	$74,426	$82,700	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $54.5 million in 2013, $26.5 million in 2012, and $24.0 million in 2011.  In 2013, 2012, and 2011 Entergy recognized $33.0 million, $6.3 million, and $4.6 million, respectively in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.  The projected benefit obligation was $154.3 million and $199.3 million as of December 31, 2013 and 2012, respectively.  The accumulated benefit obligation was $131.4 million and $180.6 million as of December 31, 2013 and 2012, respectively.

Entergy’s non-qualified, non-current pension liability at December 31, 2013 and 2012 was $127.5 million and $137.2 million, respectively; and its current liability was $26.8 million and $62.1 million, respectively.  The unamortized transition asset, prior service cost and net loss are recognized in regulatory assets ($59.1 million at December 31, 2013 and $81.2 million at December 31, 2012) and accumulated other comprehensive income before taxes ($26.1 million at December 31, 2013 and $32.5 million at December 31, 2012).

The Registrant Subsidiaries (except System Energy) participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for their employees for the non-qualified plans for 2013, 2012, and 2011, was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2013	$448	$151	$12	$192	$92	$1,001
2012	$464	$158	$12	$183	$79	$648
2011	$498	$167	$14	$190	$65	$763

Included in the 2013 net periodic pension cost above are settlement charges of $415 thousand for Entergy Texas related to the lump sum benefits paid out of the plan.  Included in the 2012 net periodic pension cost above are settlement charges of $38 thousand for Entergy Arkansas related to the lump sum benefits paid out of the plan.  Included in the 2011 net periodic pension cost above are settlement charges of $41 thousand for Entergy Arkansas related to the lump sum benefits paid out of the plan.

The projected benefit obligation for their employees for the non-qualified plans as of December 31, 2013 and 2012 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2013	$4,162	$2,511	$50	$1,752	$434	$7,910
2012	$4,323	$2,909	$116	$1,841	$457	$9,732

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The accumulated benefit obligation for their employees for the non-qualified plans as of December 31, 2013 and 2012 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2013	$3,765	$2,510	$50	$1,528	$387	$7,496
2012	$3,856	$2,899	$116	$1,590	$427	$9,127

The following amounts were recorded on the balance sheet as of December 31, 2013 and 2012:

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($367)	($262)	($6)	($118)	($20)	($786)
Non-current liabilities	(3,795)	(2,249)	(44)	(1,634)	(414)	(7,124)
Total funded status	($4,162)	($2,511)	($50)	($1,752)	($434)	($7,910)
Regulatory asset/(liability)	$1,979	$422	($87)	$637	($18)	($1,631)
Accumulated other comprehensive income (before taxes)	$—	$57	$—	$—	$—	$—

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($209)	($257)	($17)	($118)	($25)	($853)
Non-current liabilities	(4,114)	(2,652)	(99)	(1,723)	(432)	(8,879)
Total funded status	($4,323)	($2,909)	($116)	($1,841)	($457)	($9,732)
Regulatory asset/(liability)	$2,359	$679	($29)	$800	$88	($465)
Accumulated other comprehensive income (before taxes)	$—	$102	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) as of December 31, 2013:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($1,866)	$12,925	($503)	$10,556
Acceleration of prior service cost due to curtailment	(1,304)	1,797	(178)	315
Amortization of loss	(43,971)	(21,590)	(2,569)	(68,130)
Settlement loss	—	—	(11,612)	(11,612)
	($47,141)	($6,868)	($14,862)	($68,871)
Entergy Gulf States Louisiana
Amortization of prior service cost	($1)	$942	$—	$941
Acceleration of prior service cost due to curtailment	—	91	—	91
Amortization of loss	(3,039)	(4,598)	(7)	(7,644)
	($3,040)	($3,565)	($7)	($6,612)
Entergy Louisiana
Amortization of prior service cost	$—	$508	$—	$508
Acceleration of prior service cost due to curtailment	—	41	—	41
Amortization of loss	—	(5,050)	—	(5,050)
	$—	($4,501)	$—	($4,501)

Accounting for Pension and Other Postretirement Benefits

Accounting standards require an employer to recognize in its balance sheet the funded status of its benefit plans.  This is measured as the difference between plan assets at fair value and the benefit obligation.  Entergy uses a December 31 measurement date for its pension and other postretirement plans.  Employers are to record previously unrecognized gains and losses, prior service costs, and any remaining transition asset or obligation (that resulted from adopting prior pension and other postretirement benefits accounting standards) as comprehensive income and/or as a regulatory asset reflective of the recovery mechanism for pension and other postretirement benefit costs in the Registrant Subsidiaries’ respective regulatory jurisdictions.  For the portion of Entergy Gulf States Louisiana that is not regulated, the unrecognized prior service cost, gains and losses, and transition asset/obligation for its pension and other postretirement benefit obligations are recorded as other comprehensive income.  Entergy Gulf States Louisiana and Entergy Louisiana recover other postretirement benefit costs on a pay as you go basis and record the unrecognized prior service cost, gains and losses, and transition obligation for its other postretirement benefit obligation as other comprehensive income.  Accounting standards also requires that changes in the funded status be recorded as other comprehensive income and/or a regulatory asset in the period in which the changes occur.

With regard to pension and other postretirement costs, Entergy calculates the expected return on pension and other postretirement benefit plan assets by multiplying the long-term expected rate of return on assets by the market-related value (MRV) of plan assets.  Entergy determines the MRV of pension plan assets by calculating a value that uses a 20-quarter phase-in of the difference between actual and expected returns.  For other postretirement benefit plan assets Entergy uses fair value when determining MRV.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension and Other Postretirement Plans’ Assets

The Plan Administrator’s trust asset investment strategy is to invest the assets in a manner whereby long-term earnings on the assets (plus cash contributions) provide adequate funding for retiree benefit payments.  The mix of assets is based on an optimization study that identifies asset allocation targets in order to achieve the maximum return for an acceptable level of risk, while minimizing the expected contributions and pension and postretirement expense.

In the optimization studies, the Plan Administrator formulates assumptions about characteristics, such as expected asset class investment returns, volatility (risk), and correlation coefficients among the various asset classes.  The future market assumptions used in the optimization study are determined by examining historical market characteristics of the various asset classes, and making adjustments to reflect future conditions expected to prevail over the study period. Target asset allocations adjust dynamically based on the funded status of the pension plans.  The following targets and ranges were established to produce an acceptable, economically efficient plan to manage around the targets.  The target asset allocation range below for pension shows the ranges within which the allocation may adjust based on funded status, with the expectation that the allocation to fixed income securities will increase as the pension funded status increases.  The target and range asset allocation for postretirement assets reflects changes made in 2012 as recommended in the latest optimization study

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2013 and 2012 and the target asset allocation and ranges are as follows:

Pension Asset Allocation	Target	Range			Actual 2013	Actual 2012
Domestic Equity Securities	45%	34%	to	53%	46%	44%
International Equity Securities	20%	16%	to	24%	20%	20%
Fixed Income Securities	35%	31%	to	41%	33%	35%
Other	0%	0%	to	10%	1%	1%

Postretirement Asset Allocation	Non-Taxable						Taxable
	Target	Range			Actual 2013	Actual 2012	Target	Range			Actual 2013	Actual 2012
Domestic Equity Securities	39%	34%	to	44%	40%	38%	39%	34%	to	44%	39%	39%
International Equity Securities	26%	21%	to	31%	26%	28%	26%	21%	to	31%	27%	27%
Fixed Income Securities	35%	30%	to	40%	34%	34%	35%	30%	to	40%	34%	34%
Other	0%	0%	to	5%	0%	0%	0%	0%	to	5%	0%	0%

In determining its expected long-term rate of return on plan assets used in the calculation of benefit plan costs, Entergy reviews past performance, current and expected future asset allocations, and capital market assumptions of its investment consultant and investment managers.

The expected long-term rate of return for the qualified pension plans’ assets is based primarily on the geometric average of the historical annual performance of a representative portfolio weighted by the target asset allocation defined in the table above, along with other indications of expected return on current assets and expected return available for reinvestment.  The time period reflected is a long dated period spanning several decades.

The expected long-term rate of return for the non-taxable postretirement trust assets is determined using the same methodology described above for pension assets, but the asset allocation specific to the non-taxable postretirement assets is used.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

For the taxable postretirement trust assets, the investment allocation includes tax-exempt fixed income securities.  This asset allocation in combination with the same methodology employed to determine the expected return for other trust assets (as described above), with a modification to reflect applicable taxes, is used to produce the expected long-term rate of return for taxable postretirement trust assets.

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area and individual security issuance.  As of December 31, 2013 all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in Entergy’s pension and other postretirement benefit plan assets.

Fair Value Measurements

Accounting standards provide the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy are described below:

•
Level 1 - Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 - Level 2 inputs are inputs other than quoted prices included in Level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date.  Assets are valued based on prices derived by an independent party that uses inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Prices are reviewed and can be challenged with the independent parties and/or overridden if it is believed such would be more reflective of fair value.  Level 2 inputs include the following:

-     quoted prices for similar assets or liabilities in active markets;
-     quoted prices for identical assets or liabilities in inactive markets;
-     inputs other than quoted prices that are observable for the asset or liability; or
-     inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If an asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3 - Level 3 refers to securities valued based on significant unobservable inputs.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy, measured at fair value on a recurring basis at December 31, 2013, and December 31, 2012, a summary of the investments held in the master trusts for Entergy’s qualified pension and other postretirement plans in which the Registrant Subsidiaries participate.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Trust

2013	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$6,847	(b)	$6,038	(a)	$—	$12,885
Common	915,996	(b)	—		—	915,996
Common collective trusts	—		1,753,958	(c)	—	1,753,958
Fixed income securities:
U.S. Government securities	180,718	(b)	152,915	(a)	—	333,633
Corporate debt instruments	—		464,652	(a)	—	464,652
Registered investment companies	316,863	(d)	486,748	(e)	—	803,611
Other	—		129,169	(f)	—	129,169
Other:
Insurance company general account (unallocated contracts)	—		36,886	(g)	—	36,886
Total investments	$1,420,424		$3,030,366		$—	$4,450,790
Cash						280
Other pending transactions						8,081
Less: Other postretirement assets included in total investments						(29,914)
Total fair value of qualified pension assets						$4,429,237

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$861	(b)	$5,906	(a)	$—	$6,767
Common	787,132	(b)	—		—	787,132
Common collective trusts	—		1,620,315	(c)	—	1,620,315
Fixed income securities:
U.S. Government securities	161,593	(b)	150,068	(a)	—	311,661
Corporate debt instruments	—		429,813	(a)	—	429,813
Registered investment companies	50,029	(d)	483,509	(e)	—	533,538
Other	—		111,001	(f)	—	111,001
Other:
Insurance company general account (unallocated contracts)	—		36,252	(g)	—	36,252
Total investments	$999,615		$2,836,864		$—	$3,836,479
Cash						571
Other pending transactions						4,594
Less: Other postretirement assets included in total investments						(8,784)
Total fair value of qualified pension assets						$3,832,860

Other Postretirement Trusts

2013	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust	$—		$356,700	(c)	$—	$356,700
Fixed income securities:
U.S. Government securities	40,808	(b)	43,471	(a)	—	84,279
Corporate debt instruments	—		50,563	(a)	—	50,563
Registered investment companies	4,163	(d)	—		—	4,163
Other	—		43,458	(f)	—	43,458
Total investments	$44,971		$494,192		$—	$539,163
Other pending transactions						773
Plus: Other postretirement assets included in the investments of the qualified pension trust						29,914
Total fair value of other postretirement assets						$569,850

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust	$—		$314,478	(c)	$—	$314,478
Fixed income securities:
U.S. Government securities	36,392	(b)	43,398	(a)	—	79,790
Corporate debt instruments	—		42,163	(a)	—	42,163
Registered investment companies	3,229	(d)	—		—	3,229
Other	—		39,846	(f)	—	39,846
Total investments	$39,621		$439,885		$—	$479,506
Other pending transactions						158
Plus: Other postretirement assets included in the investments of the qualified pension trust						8,784
Total fair value of other postretirement assets						$488,448

(a)	Certain preferred stocks and fixed income debt securities (corporate, government, and securitized) are stated at fair value as determined by broker quotes.

(b)	Common stocks, treasury notes and bonds, and certain preferred stocks and fixed income debt securities are stated at fair value determined by quoted market prices.

(c)
The common collective trusts hold investments in accordance with stated objectives.  The investment strategy of the trusts is to capture the growth potential of equity markets by replicating the performance of a specified index.  Net asset value per share of the common collective trusts estimate fair value.

(d)	The registered investment company is a money market mutual fund with a stable net asset value of one dollar per share.

(e)	The registered investment company holds investments in domestic and international bond markets and estimates fair value using net asset value per share.

(f)	The other remaining assets are U.S. municipal and foreign government bonds stated at fair value as determined by broker quotes.

(g)
The unallocated insurance contract investments are recorded at contract value, which approximates fair value.  The contract value represents contributions made under the contract, plus interest, less funds used to pay benefits and contract expenses, and less distributions to the master trust.

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy’s qualified pension plans was $5.2 billion and $5.4 billion at December 31, 2013 and 2012, respectively.

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries for their employees as of December 31, 2013 and 2012 was as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	December 31,
	2013	2012
	(In Thousands)
Entergy Arkansas	$1,107,023	$1,161,448
Entergy Gulf States Louisiana	$530,974	$559,190
Entergy Louisiana	$697,945	$735,376
Entergy Mississippi	$318,941	$336,099
Entergy New Orleans	$150,239	$157,233
Entergy Texas	$332,484	$350,351
System Energy	$247,807	$251,378

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefit obligations at December 31, 2013, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement (before Medicare Subsidy)	Estimated Future Medicare Subsidy Receipts
	(In Thousands)
Year(s)
2014	$232,876	$26,817	$84,038	$5,372
2015	$246,217	$11,687	$79,244	$426
2016	$261,255	$10,242	$80,842	$478
2017	$276,451	$10,522	$82,974	$536
2018	$293,163	$13,421	$87,575	$1,769
2019 - 2023	$1,773,632	$66,317	$485,409	$11,725

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries for their employees will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2014	$60,456	$23,039	$34,740	$16,920	$6,615	$18,583	$10,523
2015	$61,587	$24,260	$35,623	$17,669	$7,008	$19,137	$10,883
2016	$63,083	$25,556	$36,833	$18,515	$7,437	$19,744	$11,463
2017	$64,418	$27,111	$38,247	$19,298	$7,941	$20,402	$11,851
2018	$66,281	$28,962	$39,914	$20,237	$8,582	$21,140	$12,615
2019 - 2023	$375,976	$177,010	$229,821	$114,462	$51,610	$118,750	$77,880

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2014	$367	$262	$6	$119	$20	$786
2015	$345	$240	$6	$115	$20	$701
2016	$299	$233	$6	$108	$20	$775
2017	$299	$279	$6	$105	$20	$690
2018	$279	$212	$5	$99	$19	$657
2019 - 2023	$1,916	$932	$21	$648	$223	$2,951

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2014	$17,122	$9,385	$10,967	$4,814	$5,044	$7,540	$2,858
2015	$15,513	$8,899	$10,049	$4,267	$4,475	$6,818	$2,783
2016	$15,523	$9,137	$10,162	$4,340	$4,448	$6,934	$2,786
2017	$15,554	$9,403	$10,289	$4,447	$4,423	$7,079	$2,875
2018	$15,987	$9,912	$10,796	$4,767	$4,502	$7,471	$2,984
2019 - 2023	$82,455	$55,934	$59,068	$25,819	$21,707	$40,067	$16,928

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2014	$1,241	$582	$718	$462	$387	$563	$130
2015	$68	$32	$39	$25	$20	$30	$8
2016	$74	$35	$43	$27	$20	$32	$9
2017	$81	$38	$46	$29	$21	$34	$10
2018	$354	$165	$199	$123	$85	$141	$51
2019 - 2023	$2,252	$1,061	$1,235	$742	$455	$816	$379

Contributions

Entergy currently expects to contribute approximately $400 million to its qualified pension plans and approximately $74.1 million to other postretirement plans in 2014.  The expected 2014 pension and other postretirement plan contributions of the Registrant Subsidiaries for their employees are shown below.  The required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014.

The Registrant Subsidiaries expect to contribute approximately the following to the qualified pension and other postretirement plans for their employees in 2014:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$93,591	$31,342	$52,885	$21,604	$10,482	$18,482	$21,257
Other Postretirement Contributions	$25,567	$9,385	$10,967	$—	$—	$4,645	$864

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefit APBO as of December 31, 2013, and 2012 were as follows:

	2013	2012
Weighted-average discount rate:
Qualified pension	5.04%-5.26% Blended 5.14%	4.31% - 4.50% Blended 4.36%
Other postretirement	5.05%	4.36%
Non-qualified pension	4.29%	3.37%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2013,  2012, and 2011 were as follows:

	2013	2012	2011
Weighted-average discount rate:
Qualified pension	4.31% - 4.50%	5.10% - 5.20%	5.60% - 5.70%
Other postretirement	4.36%	5.10%	5.50%
Non-qualified pension	3.37%	4.40%	4.90%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%	4.23%
Expected long-term rate of return on plan assets:
Pension assets	8.50%	8.50%	8.50%
Other postretirement non-taxable assets	8.50%	8.50%	7.75%
Other postretirement taxable assets	6.50%	6.50%	5.50%

Entergy’s other postretirement benefit transition obligations were amortized over 20 years ending in 2012.

The assumed health care cost trend rate used in measuring Entergy’s December 31, 2013 APBO was 7.25% for pre-65 retirees and 7.00% for post-65 retirees for 2013, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees. The assumed health care cost trend rate used in measuring Entergy’s 2013 Net Other Postretirement Benefit Cost was 7.50% for pre-65 retirees and 7.25% for post-65 retirees for 2013, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

A one percentage point change in the assumed health care cost trend rate for 2013 would have the following effects:

	1 Percentage Point Increase		1 Percentage Point Decrease
2013	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase /(Decrease) (In Thousands)
Entergy Corporation and its subsidiaries	$173,530	$23,366	($143,969)	($18,781)

A one percentage point change in the assumed health care cost trend rate for 2013 would have the following effects for the Registrant Subsidiaries for their employees:

	1 Percentage Point Increase		1 Percentage Point Decrease
2013	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase/(Decrease) (In Thousands)
Entergy Arkansas	$27,205	$3,275	($22,483)	($2,622)
Entergy Gulf States Louisiana	$21,873	$2,792	($17,958)	($2,219)
Entergy Louisiana	$18,025	$2,514	($15,012)	($2,031)
Entergy Mississippi	$8,235	$1,072	($6,819)	($858)
Entergy New Orleans	$4,995	$562	($4,242)	($461)
Entergy Texas	$13,439	$1,483	($11,170)	($1,189)
System Energy	$7,022	$1,064	($5,746)	($847)

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 became law.  The Act introduces a prescription drug benefit cost under Medicare (Part D), which started in 2006, as well as a federal subsidy to employers who provide a retiree prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

The actuarially estimated effect of future Medicare subsidies reduced the December 31, 2013 and 2012 Accumulated Postretirement Benefit Obligation by $53.7 million and $316.6 million, respectively, and reduced the 2013, 2012, and 2011 other postretirement benefit cost by $25.4 million, $31.2 million, and $33.0 million, respectively.  In 2013, Entergy received $3.3 million in Medicare subsidies for prescription drug claims.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The actuarially estimated effect of future Medicare subsidies and the actual subsidies received for the Registrant Subsidiaries for their employees was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	Increase/(Decrease) In Thousands
Impact on 12/31/2013 APBO	($9,639)	($4,875)	($5,580)	($3,060)	($1,769)	($3,324)	($1,973)
Impact on 12/31/2012 APBO	($62,877)	($32,055)	($36,015)	($19,507)	($10,902)	($21,164)	($13,586)
Impact on 2013 other postretirement benefit cost	($4,732)	($2,988)	($3,025)	($1,503)	($729)	($1,045)	($1,093)
Impact on 2012 other postretirement benefit cost	($5,791)	($3,660)	($3,643)	($1,799)	($995)	($1,321)	($1,400)
Impact on 2011 other postretirement benefit cost	($6,309)	($3,923)	($3,889)	($2,016)	($1,170)	($1,528)	($1,403)
Medicare subsidies received in 2013	$737	$410	$513	$245	$194	$334	$105

Defined Contribution Plans

Entergy sponsors the Savings Plan of Entergy Corporation and Subsidiaries (System Savings Plan).  The System Savings Plan is a defined contribution plan covering eligible employees of Entergy and its subsidiaries. The employing Entergy subsidiary makes matching contributions for all non-bargaining and certain bargaining employees to the System Savings Plan in an amount equal to 70% of the participants’ basic contributions, up to 6% of their eligible earnings per pay period.  The 70% match is allocated to investments as directed by the employee.

Entergy also sponsors the Savings Plan of Entergy Corporation and Subsidiaries IV (established in 2002), the Savings Plan of Entergy Corporation and Subsidiaries VI (established in April 2007), and the Savings Plan of Entergy Corporation and Subsidiaries VII (established in April 2007) to which matching contributions are also made.  The plans are defined contribution plans that cover eligible employees, as defined by each plan, of Entergy and its subsidiaries.

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $44.5 million in 2013, $43.7 million in 2012, and $42.6 million in 2011.  The majority of the contributions were to the System Savings Plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ 2013, 2012, and 2011 contributions to defined contribution plans for their employees were as follows:

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2013	$3,351	$1,906	$2,393	$1,954	$769	$1,616
2012	$3,223	$1,842	$2,327	$1,875	$740	$1,601
2011	$3,183	$1,804	$2,260	$1,894	$725	$1,613

NOTE 12.    STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, restricted stock, performance units, and restricted unit awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans which are shareholder-approved stock-based compensation plans.  The Equity Ownership Plan, as restated in February 2003 (2003 Plan), had 784,998 authorized shares remaining for long-term incentive and restricted unit awards as of December 31, 2013.  Effective January 1, 2007, Entergy’s shareholders approved the 2007 Equity Ownership and Long-Term Cash Incentive Plan (2007 Plan).  The maximum aggregate number of common shares that can be issued from the 2007 Plan for stock-based awards is 7,000,000 with no more than 2,000,000 available for non-option grants.  The 2007 Plan, which only applies to awards made on or after January 1, 2007, will expire after 10 years.  As of December 31, 2013, there were 1,099,255 authorized shares remaining for stock-based awards, all of which are available for non-option grants.  Effective May 6, 2011, Entergy’s shareholders approved the 2011 Equity Ownership and Long-Term Cash Incentive Plan (2011 Plan).  The maximum number of common shares that can be issued from the 2011 Plan for stock-based awards is 5,500,000 with no more than 2,000,000 available for incentive stock option grants.  The 2011 Plan, which only applies to awards made on or after May 6, 2011, will expire after 10 years.  As of December 31, 2013, there were 2,974,841 authorized shares remaining for stock-based awards, including 2,000,000 for incentive stock option grants.

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

The following table includes financial information for stock options for each of the years presented:

	2013	2012	2011
	(In Millions)
Compensation expense included in Entergy’s Consolidated Net Income	$4.1	$7.7	$10.4
Tax benefit recognized in Entergy’s Consolidated Net Income	$1.6	$3.0	$4.0
Compensation cost capitalized as part of fixed assets and inventory	$0.7	$1.5	$2.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2013	2012	2011
Stock price volatility	24.61%	25.11%	24.25%
Expected term in years	6.69	6.55	6.64
Risk-free interest rate	1.31%	1.22%	2.70%
Dividend yield	4.75%	4.50%	4.20%
Dividend payment per share	$3.32	$3.32	$3.32

Stock price volatility is calculated based upon the daily public stock price volatility of Entergy Corporation common stock over a period equal to the expected term of the award.  The expected term of the options is based upon historical option exercises and the weighted average life of options when exercised and the estimated weighted average life of all vested but unexercised options.  In 2008, Entergy implemented stock ownership guidelines for its senior executive officers.  These guidelines require an executive officer to own shares of Entergy Corporation common stock equal to a specified multiple of his or her salary.  Until an executive officer achieves this ownership position the executive officer is required to retain 75% of the after-tax net profit upon exercise of the option to be held in Entergy Corporation common stock.  The reduction in fair value of the stock options due to this restriction is based upon an estimate of the call option value of the reinvested gain discounted to present value over the applicable reinvestment period.

A summary of stock option activity for the year ended December 31, 2013 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Options outstanding as of January 1, 2013	9,558,346	$79.77
Options granted	600,700	$64.60
Options exercised	(450,228)	$53.69
Options forfeited/expired	(68,969)	$78.38
Options outstanding as of December 31, 2013	9,639,849	$80.06	$—	4.5 years
Options exercisable as of December 31, 2013	8,782,153	$81.32	$—	5.2 years
Weighted-average grant-date fair value of options granted during 2013	$8.00

The weighted-average grant-date fair value of options granted during the year was $9.42 for 2012 and $11.48 for 2011.  The total intrinsic value of stock options exercised was $5.7 million during 2013, $39.8 million during 2012, and $29.6 million during 2011.  The intrinsic value, which has no effect on net income, of the stock options exercised is calculated by the difference in Entergy Corporation’s common stock price on the date of exercise and the exercise price of the stock options granted.  Because Entergy’s year-end stock price was less than the weighted average exercise price, the aggregate intrinsic value of outstanding stock options as of December 31, 2013 was zero.  The intrinsic value of “in the money” stock options is $2.9 million as of December 31, 2013.  Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $11 million during 2013, $11 million during 2012, and $16 million during 2011.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table summarizes information about stock options outstanding as of December 31, 2013:

			Options Outstanding			Options Exercisable
Range of			As of	Weighted-Avg. Remaining Contractual Life-Yrs.	Weighted Avg. Exercise Price	Number Exercisable as of	Weighted Avg. Exercise Price
Exercise Prices			12/31/2013			12/31/2013
$51	-	$64.99	1,205,581	0.6	$61.55	613,481	$58.60
$65	-	$78.90	5,341,851	5.3	$72.91	5,076,255	$72.93
$79	-	$91.99	1,621,817	4.1	$91.82	1,621,817	$91.82
$92	-	$108.20	1,470,600	5.1	$108.20	1,470,600	$108.20
$51	-	$108.20	9,639,849	4.5	$80.06	8,782,153	$81.32

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2013 not yet recognized is approximately $5.0 million and is expected to be recognized over a weighted-average period of 1.70 years.

Restricted Stock Awards

In January 2013 the Board approved and Entergy granted 361,700 restricted stock awards under the 2011 Equity Ownership and Long-term Cash Incentive Plan.  The restricted stock awards were made effective as of January 31, 2013 and were valued at $64.60 per share, which was the closing price of Entergy Corporation’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date and are expensed ratably over the three year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting.

The following table includes financial information for restricted stock for each of the years presented:

	2013	2012	2011
	(In Millions)
Compensation expense included in Entergy’s Consolidated Net Income	$16.4	$11.4	$3.9
Tax benefit recognized in Entergy’s Consolidated Net Income	$6.3	$4.4	$1.5
Compensation cost capitalized as part of fixed assets and inventory	$2.6	$2.0	$0.7

Long-Term Performance Unit Program

Entergy grants long-term incentive awards earned under its stock benefit plans in the form of performance units, which are equal to the cash value of shares of Entergy Corporation common stock at the end of the performance period, which is the last trading day of the year.  Performance units will pay out to the extent that the performance conditions are satisfied.  In addition to the potential for equivalent share appreciation or depreciation, performance units will earn the cash equivalent of the dividends paid during the 3-year performance period applicable to each plan.  The costs of incentive awards are charged to income over the 3-year period.  Beginning with the 2012-2014 performance period, upon vesting, the performance units granted under the Long-Term Performance Unit Program will be settled in shares of Entergy common stock rather than cash.  In January 2013 the Board approved and Entergy granted 201,474 performance units under the 2011 Equity Ownership and Long-Term Cash Incentive Plan.  The performance units were made effective as of January 31, 2013, and were valued at $65.36 per share. Entergy considers factors, primarily market conditions, in determining the value of the performance units. Shares of the performance units have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for the long-term performance units for each of the years presented:

	2013	2012	2011
	(In Millions)
Fair value of long-term performance units as of December 31,	$11.1	$4.3	$7.3
Compensation expense included in Entergy’s Consolidated Net Income	$6.0	($5.0)	$0.7
Tax benefit (expense) recognized in Entergy’s Consolidated Net Income	$2.3	($1.9)	$0.3
Compensation cost capitalized as part of fixed assets and inventory	$0.9	($0.9)	$0.1

There was no payout in 2013 for the performance units granted in 2010 applicable to the 2010 – 2012 performance period.

Restricted Unit Awards

Entergy grants restricted unit awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted units are equal to the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted unit awards granted is 36 months.  As of December 31, 2013, there were 85,335 unvested restricted units that are expected to vest over an average period of 17 months.

The following table includes financial information for restricted unit awards for each of the years presented:

	2013	2012	2011
	(In Millions)
Fair value of restricted awards as of December 31,	$2.5	$3.0	$6.6
Compensation expense included in Entergy’s Consolidated Net Income	$1.4	$1.3	$3.7
Tax benefit recognized in Entergy’s Consolidated Net Income	$0.6	$0.5	$1.4
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.2	$0.7

Entergy paid $2.1 million in 2013 for awards under the Restricted Units Awards Plan.

NOTE 13. BUSINESS SEGMENT INFORMATION  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi,  Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of December 31, 2013 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

In the fourth quarter 2012, Entergy moved two subsidiaries from All Other to the Entergy Wholesale Commodities segment to improve the alignment of certain intercompany items and income tax activity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information is as follows:

2013	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,101,786	$2,312,758	$3,558	($27,155)	$11,390,947
Deprec., amort. & decomm.	$1,157,843	$341,163	$4,142	$—	$1,503,148
Interest and investment income	$186,724	$137,727	$24,179	($149,330)	$199,300
Interest expense	$509,173	$16,323	$122,291	($43,750)	$604,037
Income taxes	$365,917	($77,471)	($62,465)	$—	$225,981
Consolidated net income (loss)	$846,215	$42,976	($53,039)	($105,580)	$730,572
Total assets	$35,539,585	$9,696,705	($486,438)	($1,343,406)	$43,406,446
Investment in affiliates - at equity	$199	$40,151	$—	$—	$40,350
Cash paid for long-lived asset additions	$2,268,083	$626,322	$49	$—	$2,894,454

2012	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$8,005,091	$2,326,309	$4,048	($33,369)	$10,302,079
Deprec., amort. & decomm.	$1,076,845	$248,143	$4,357	$—	$1,329,345
Interest and investment income	$150,292	$105,062	$30,656	($158,234)	$127,776
Interest expense	$476,485	$17,900	$126,913	($52,014)	$569,284
Income taxes	$49,340	$61,329	($79,814)	$—	$30,855
Consolidated net income (loss)	$960,322	$40,427	($26,167)	($106,219)	$868,363
Total assets	$35,438,130	$9,623,345	($509,985)	($1,348,988)	$43,202,502
Investment in affiliates - at equity	$199	$46,539	$—	$—	$46,738
Cash paid for long-lived asset additions	$3,182,695	$577,652	$619	$—	$3,760,966

2011	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$8,841,828	$2,413,773	$4,157	($30,685)	$11,229,073
Deprec., amort. & decomm.	$1,027,597	$260,643	$4,557	$—	$1,292,797
Interest and investment income	$158,737	$99,762	$16,368	($145,873)	$128,994
Interest expense	$455,739	$33,067	$60,113	($35,292)	$513,627
Income taxes	$27,311	$176,286	$82,666	$—	$286,263
Consolidated net income	$1,123,866	$491,846	($137,760)	($110,580)	$1,367,372
Total assets	$32,734,549	$9,796,529	$228,691	($2,058,070)	$40,701,699
Investment in affiliates - at equity	$199	$44,677	$—	$—	$44,876
Cash paid for long-lived asset additions	$2,351,913	$1,048,146	($402)	$—	$3,399,657

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Businesses marked with * are sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity.  Almost all of Entergy’s goodwill is related to the Utility segment.

Earnings were negatively affected in 2013 by expenses of approximately $110 million ($70 million after-tax), including approximately $85 million ($55 million after-tax) for Utility and $25 million ($15 million after-tax) for Entergy Wholesale Commodities, recorded in connection with a strategic imperative intended to optimize the organization through a process known as human capital management. In July 2013 management completed a comprehensive review of Entergy’s organization design and processes. This effort resulted in a new internal organization structure, which resulted in the elimination of approximately 800 employee positions. The restructuring costs associated with this phase of human capital management included implementation costs, severance expenses, benefits-related costs, including pension curtailment losses and special termination benefits, and impairments of corporate property, plant, and equipment. The implementation costs, severance costs, and benefits-related costs are included in "Other operation and maintenance" in the consolidated income statements. The property, plant, and equipment impairments are included in "Asset impairment and related charges" in the consolidated income statements. Total restructuring charges in 2013 were comprised of the following:

	Restructuring Costs	Paid In Cash	Non-Cash Portion	Remaining Accrual
	(In Millions)
Implementation costs	$19	$19	$—	$—
Severance costs	45	6	—	39
Benefits-related costs	26	—	26	—
Property, plant, and equipment impairments	20	—	20	—
Total	$110	$25	$46	$39

Geographic Areas

For the years ended December 31, 2013, 2012, and 2011, the amount of revenue Entergy derived from outside of the United States was insignificant.  As of December 31, 2013 and 2012, Entergy had no long-lived assets located outside of the United States.

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

NOTE 14.  EQUITY METHOD INVESTMENTS (Entergy Corporation)

As of December 31, 2013, Entergy owns investments in the following companies that it accounts for under the equity method of accounting:

Investment	Ownership		Description

RS Cogen LLC	50%	member interest	Co-generation project that produces power and steam on an industrial and merchant basis in the Lake Charles, Louisiana area.

Top Deer	50%	member interest	Wind-powered electric generation joint venture.
Following is a reconciliation of Entergy’s investments in equity affiliates:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2013	2012	2011
	(In Thousands)
Beginning of year	$46,738	$44,876	$40,697
Income (loss) from the investments	(1,702)	1,162	(88)
Dispositions and other adjustments	(4,686)	700	4,267
End of year	$40,350	$46,738	$44,876

Transactions with equity method investees

Entergy Gulf States Louisiana purchased approximately $3.2 million, $2.8 million, and $41.1 million of electricity generated from Entergy’s share of RS Cogen in 2013, 2012, and 2011, respectively.  Entergy’s operating transactions with its other equity method investees were not significant in 2013, 2012, or 2011.

NOTE 15.  ACQUISITIONS AND DISPOSITIONS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi)

Acquisitions

Hot Spring Energy Facility

In November 2012, Entergy Arkansas purchased the Hot Spring Energy Facility, a 620 MW combined-cycle natural gas turbine unit located in Malvern, Arkansas, from KGen Hot Spring LLC for approximately $253 million.  The FERC and the APSC approved the transaction.

Hinds Energy Facility

In November 2012, Entergy Mississippi purchased the Hinds Energy Facility, a 450 MW combined-cycle natural gas turbine unit located in Jackson, Mississippi, from KGen Hinds LLC for approximately $206 million.  The FERC and the MPSC approved the transaction.

Acadia

In April 2011, Entergy Louisiana purchased Unit 2 of the Acadia Energy Center, a 580 MW generating unit located near Eunice, Louisiana, from an independent power producer.  The Acadia Energy Center, which entered commercial service in 2002, consists of two combined-cycle gas-fired generating units, each nominally rated at 580 MW.  Entergy Louisiana purchased 100 percent of Acadia Unit 2 and a 50 percent ownership interest in the facility’s common assets for approximately $300 million.  In a separate transaction, Cleco Power acquired Acadia Unit 1 and the other 50 percent interest in the facility’s common assets.  Cleco Power will serve as operator for the entire facility.  The FERC and the LPSC approved the transaction.

Rhode Island State Energy Center

In December 2011 a subsidiary in the Entergy Wholesale Commodities business segment purchased the Rhode Island State Energy Center, a 583 MW natural gas-fired combined-cycle generating plant located in Johnston, Rhode Island, from a subsidiary of NextEra Energy Resources, for approximately $346 million.  The Rhode Island State Energy Center began commercial operation in 2002.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Palisades Purchased Power Agreement

Entergy’s purchase of the Palisades plant in 2007 included a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant’s output, excluding any future uprates.  Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh.  For the PPA, which was at below-market prices at the time of the acquisition, Entergy will amortize a liability to revenue over the life of the agreement.  The amount that will be amortized each period is based upon the difference between the present value calculated at the date of acquisition of each year’s difference between revenue under the agreement and revenue based on estimated market prices.  Amounts amortized to revenue were $18 million in 2013, $17 million in 2012, and $43 million in 2011.  The amounts to be amortized to revenue for the next five years will be $16 million in 2014, $15 million for 2015, $13 million for 2016, $12 million for 2017, and $8 million for 2018.

NYPA Value Sharing Agreements

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, Entergy subsidiaries and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, Entergy subsidiaries will make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries will pay NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year’s output is due by January 15 of the following year.  Entergy will record the liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  An amount equal to the liability will be recorded to the plant asset account as contingent purchase price consideration for the plants.  In 2013, 2012, and 2011, Entergy Wholesale Commodities recorded approximately $72 million as plant for generation during each of those years.  This amount will be depreciated over the expected remaining useful life of the plants.

Dispositions

In November 2013, Entergy sold Entergy Solutions District Energy, a business wholly-owned by Entergy in the Entergy Wholesale Commodities segment that owns and operates district energy assets serving the business districts in Houston and New Orleans. Entergy sold Entergy Solutions District Energy for $140 million and realized a pre-tax gain of $44 million on the sale.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Derivatives

Some derivative instruments are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sale transactions due to their physical settlement provisions. Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements. Financially-settled cash flow hedges can include natural gas and electricity swaps and options and interest rate swaps. Entergy may enter into financially settled swap and option contracts to manage market risk that may or may not be designated as hedging instruments.

Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities. The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at December 31, 2013 is approximately 3 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 74% for 2014, of which approximately 62% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for 2014 is 39 TWh.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi primarily through the purchase of short-term natural gas swaps that financially settle against NYMEX futures. These swaps are marked-to-market with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans. The total volume of natural gas swaps outstanding as of December 31, 2013 is 27,480,000 MMBtu for Entergy, including 10,340,000 MMBtu for Entergy Gulf States Louisiana, 13,050,000 MMBtu for Entergy Louisiana, 3,590,000 MMBtu for Entergy Mississippi, and 500,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

In connection with joining MISO, Entergy received a direct allocation of FTRs in November 2013. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period

Entergy Corporation and Subsidiaries
Notes to Financial Statements

prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of December 31, 2013 is 37,647 GWh for Entergy, including 8,769 GWh for Entergy Arkansas, 6,125 GWh for Entergy Gulf States Louisiana, 9,202 GWh for Entergy Louisiana, 6,112 GWh for Entergy Mississippi, 1,402 GWh for Entergy New Orleans, and 6,038 GWh for Entergy Texas. Credit support for FTRs held by the Utility operating companies is covered by cash or letters of credit issued by each Entergy Utility operating company as required by MISO. Credit support for FTRs held by Entergy Wholesale Commodities is covered by cash.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2013 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$118	($99)	$19	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$17	($17)	$—	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$197	($131)	$66	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$46	($17)	$29	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$177	($122)	$55	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$6	$—	$6	Utility
FTRs	Prepayments and other	$36	($2)	$34	Utility and Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$201	($89)	$112	Entergy Wholesale Commodities

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

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$123	$—	$123	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$46	($10)	$36	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$18	($11)	$7	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$22	$—	$22	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$24	($14)	$10	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other non-current liabilities (non-current portion)	$19	($13)	$6	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$8	$—	$8	Utility

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Consolidated Balance Sheets

(d)	Excludes cash collateral in the amounts of $47 million posted and $4 million held as of December 31, 2013 and $56 million held as of December 31, 2012

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the years ended December 31, 2013, 2012, and 2011 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income

2013
Electricity swaps and options	($190 million)	Competitive businesses operating revenues	$47 million

2012
Electricity swaps and options	$111 million	Competitive businesses operating revenues	$268 million

2011
Electricity swaps and options	$296 million	Competitive businesses operating revenues	$168 million

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Unrealized gains or losses recorded in other comprehensive income result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized. Gains totaling approximately $47 million, $268 million, and $168 million were realized on the maturity of cash flow hedges, before taxes of $18 million, $94 million, and $59 million, for the years ended December 31, 2013, 2012, and 2011, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness was ($6) million, ($14) million, and ($6) million for the years ended December 31, 2013, 2012, and 2011, respectively. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues.

Based on market prices as of December 31, 2013, unrealized gains recorded in AOCI on cash flow hedges relating to power sales totaled $118 million of net unrealized gains.  Approximately $80 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of December 31, 2013, hedge contracts with 9 counterparties were in a liability position (approximately $187 million total) and, in addition to the corporate guarantee, $47 million in cash collateral was required to be posted. As of December 31, 2012, hedge contracts with 2 counterparties were in a liability position (approximately $2 million total), but were significantly below the amount of the guarantee provided under the contract and no cash collateral was required. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other comprehensive income prior to de-designation continue to be deferred in other comprehensive income until they are included in income as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the years ended December 31, 2013, 2012, and 2011 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in income

2013
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	$13 million
FTRs	—	Purchased power expense	$3 million
Electricity swaps and options de-designated as hedged items	$1 million	Competitive businesses operating revenues	($50 million)

2012
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	($42 million)
Electricity swaps and options de-designated as hedged items	$1 million	Competitive businesses operating revenues	$1 million

2011
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	($62 million)
Electricity swaps and options de-designated as hedged items	$1 million	Competitive businesses operating revenues	$11 million

Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

Due to regulatory treatment, the changes in the estimated fair value of FTRs are recorded through purchased power expenses and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the FTRs are settled are recovered or refunded through fuel cost recovery mechanisms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2013 and 2012 are as follows:

Instrument	Balance Sheet Location	Fair Value	Registrant

2013
Assets:
Natural gas swaps	Gas hedge contracts	$2.2 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$2.9 million	Entergy Louisiana
Natural gas swaps	Prepayments and other	$0.7 million	Entergy Mississippi
Natural gas swaps	Prepayments and other	$0.1 million	Entergy New Orleans

FTRs	Prepayments and other	$6.7 million	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$5.7 million	Entergy Louisiana
FTRs	Prepayments and other	$1.0 million	Entergy Mississippi
FTRs	Prepayments and other	$2.0 million	Entergy New Orleans
FTRs	Prepayments and other	$18.4 million	Entergy Texas

2012
Liabilities:
Natural gas swaps	Gas hedge contracts	$2.6 million	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$3.4 million	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.2 million	Entergy Mississippi

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the years ended December 31, 2013, 2012, and 2011 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in income	Registrant

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.5 million	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$6.0 million	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.5 million	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.1 million	Entergy New Orleans

FTRs	Purchased power expense	$(0.1) million	Entergy Arkansas
FTRs	Purchased power expense	$0.3 million	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$0.2 million	Entergy Louisiana
FTRs	Purchased power expense	$1.0 million	Entergy Mississippi
FTRs	Purchased power expense	$1.2 million	Entergy New Orleans
FTRs	Purchased power expense	$0.8 million	Entergy Texas

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($12.9 million)	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($16.2 million)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($11.2 million)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.5 million)	Entergy New Orleans
2011
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($17.9 million)	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($25.6 million)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($15.0 million)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.2 million)	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using historical prices, bid prices, market quotes, and financial modeling. Considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange. Gains or losses realized on financial instruments other than those instruments held by the Entergy Wholesale Commodities business are reflected in future rates and therefore do not affect net income. Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

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

Accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs. The three levels of the fair value hierarchy are:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of individually owned common stocks, cash equivalents (temporary cash investments, securitization recovery trust account, and escrow accounts), debt instruments, and gas hedge contracts. Cash equivalents includes all unrestricted highly liquid debt instruments with an original or remaining maturity of three months or less at the date of purchase.

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

•
Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources. These inputs are used with internally developed methodologies to produce management’s best estimate of fair value for the asset or liability. Level 3 consists primarily of FTRs and derivative power contracts used as cash flow hedges of power sales at merchant power plants.

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis

Entergy Corporation and Subsidiaries
Notes to Financial Statements

differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities were performed by the Entergy Wholesale Commodities Risk Control Group and sent to the Entergy Wholesale Commodities Back Office and Entergy Nuclear Finance groups for evaluation.  The primary functions of the Entergy Wholesale Commodities Risk Control Group included: gathering, validating and reporting market data, providing market and credit risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market and credit risks, implementing and maintaining controls around changes to market data in the energy trading and risk management system, reviewing creditworthiness of counterparties, supporting contract negotiations with new counterparties, administering credit support for contracts, and managing the daily margining process.  The Risk Control group was also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The primary functions of the Entergy Wholesale Commodities Back Office were market and counterparty settlements, revenue reporting and analysis and general ledger. The Entergy Wholesale Commodities Risk Control Group reported to the Vice President - Entergy Wholesale Commodities Chief Financial Officer while the Entergy Wholesale Commodities Back Office reported to the Controller, Competitive Operations.  Entergy Nuclear Finance was primarily responsible for the financial planning of Entergy’s utility and non-utility nuclear businesses. The VP, Chief Financial Officer - Nuclear Operations within Entergy Nuclear Finance reported to the Chief Accounting Officer.

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

On a daily basis, Entergy Wholesale Commodities calculated the mark-to-market for all derivative transactions.  Entergy Wholesale Commodities Risk Control Group also validated forward market prices by comparing them to other sources of forward market prices and/or to settlement prices of actual market transactions. Significant differences were analyzed and potentially adjusted based on these other sources of forward market prices and/or settlement prices of actual market transactions. Implied volatilities used to value options were also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available, and used multiple sources of market implied volatilities. Moreover, on at least a monthly basis, the Office of Corporate Risk Oversight confirmed the mark-to-market calculations and prepared price scenarios and credit downgrade scenario analysis.  The scenario analysis was communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis was completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’s portfolio.  In particular, the credit, liquidity, and financial metrics impacts were calculated for this analysis.  This analysis was communicated to senior management within Entergy and Entergy Wholesale Commodities.

The values of FTRs are based on unobservable inputs, including estimates of future congestion costs in MISO between applicable sink and source pricing nodes based on prices published by MISO. They are classified as Level

Entergy Corporation and Subsidiaries
Notes to Financial Statements

3 assets and liabilities. The valuations of these assets and liabilities were performed by the Entergy Wholesale Commodities Back Office for the unregulated business, and by the Risk Control Group within System Planning and Operations for the Utility operating companies. Entergy’s Accounting Policy group evaluated these valuations, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The Risk Control Group within System Planning and Operations performed a similar role for the Utility operating companies that the Entergy Wholesale Commodities Back Office performed for the unregulated business. The Risk Control Group within System Planning and Operations reported to the Vice President - System Planning. The Accounting Policy group reported to the Vice President, Corporate Controller.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2012.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$609	$—		$—	$609
Decommissioning trust funds (a):
Equity securities	472	2,601	(b)	—	3,073
Debt securities	783	1,047		—	1,830
Power contracts	—	—		74	74
Securitization recovery trust account	46	—		—	46
Escrow accounts	115	—		—	115
Gas hedge contracts	6	—		—	6
FTRs	—	—		34	34
	$2,031	$3,648		$108	$5,787
Liabilities:
Power contracts	$—	$—		$207	$207

2012	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$420	$—		$—	$420
Decommissioning trust funds (a):
Equity securities	358	2,101		—	2,459
Debt securities	769	962	(b)	—	1,731
Power contracts	—	—		191	191
Securitization recovery trust account	46	—		—	46
Escrow accounts	386	—		—	386
	$1,979	$3,063		$191	$5,233
Liabilities:
Power contracts	$—	$—		$13	$13
Gas hedge contracts	8	—		—	8
	$8	$—		$13	$21

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 17 for additional information on the investment portfolios.

(b)	Commingled equity funds may be redeemed bi-monthly.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
	(In Millions)
Balance as of January 1,	$178	$312	$197
Realized gains (losses) included in earnings	(38)	(11)	(13)
Unrealized gains (losses) included in earnings	(35)	(4)	6
Unrealized gains (losses) included in OCI	(204)	140	275
Issuances of FTRs	37	—	—
Purchases	14	9	15
Settlements	(50)	(268)	(168)
Balance as of December 31,	($98)	$178	$312

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification, as of December 31, 2013:

Transaction Type	Fair Value as of December 31, 2013	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value

Electricity swaps	($159 million)	Unit contingent discount	+/-3%	($5 million)
Electricity options	$26 million	Implied volatility	+/-79%	$26 million

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2012.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$122.8	$—	$—	$122.8
Decommissioning trust funds (a):
Equity securities	13.6	449.7	—	463.3
Debt securities	58.6	189.0	—	247.6
Securitization recovery trust account	3.8	—	—	3.8
Escrow accounts	26.0	—	—	26.0
	$224.8	$638.7	$—	$863.5

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$24.9	$—	$—	$24.9
Decommissioning trust funds (a):
Equity securities	9.5	374.5	—	384.0
Debt securities	94.3	122.3	—	216.6
Securitization recovery trust account	4.4	—	—	4.4
Escrow accounts	38.0	—	—	38.0
	$171.1	$496.8	$—	$667.9

Entergy Gulf States Louisiana

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$13.8	$—	$—	$13.8
Decommissioning trust funds (a):
Equity securities	27.6	343.2	—	370.8
Debt securities	71.7	131.2	—	202.9
Escrow accounts	21.5	—	—	21.5
Gas hedge contracts	2.2	—	—	2.2
FTRs	—	—	6.7	6.7
	$136.8	$474.4	$6.7	$617.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$0.6	$—	$—	$0.6
Decommissioning trust funds (a):
Equity securities	5.5	283.0	—	288.5
Debt securities	49.5	139.4	—	188.9
Escrow accounts	87.0	—	—	87.0
	$142.6	$422.4	$—	$565.0
Liabilities:
Gas hedge contracts	$2.6	$—	$—	$2.6

Entergy Louisiana

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$123.6	$—	$—	$123.6
Decommissioning trust funds (a):
Equity securities	13.5	210.7	—	224.2
Debt securities	61.7	61.4	—	123.1
Securitization recovery trust account	4.5	—	—	4.5
Gas hedge contacts	2.9	—	—	2.9
FTRs	—	—	5.7	5.7
	$206.2	$272.1	$5.7	$484.0

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$29.3	$—	$—	$29.3
Decommissioning trust funds (a):
Equity securities	2.0	173.5	—	175.5
Debt securities	52.6	59.3	—	111.9
Securitization recovery trust account	4.4	—	—	4.4
Escrow accounts	187.0	—	—	187.0
	$275.3	$232.8	$—	$508.1
Liabilities:
Gas hedge contracts	$3.4	$—	$—	$3.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$51.8	$—	$—	$51.8
Gas hedge contracts	0.7	—	—	0.7
FTRs	—	—	1.0	1.0
	$52.5	$—	$1.0	$53.5

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$52.4	$—	$—	$52.4
Escrow accounts	61.8	—	—	61.8
	$114.2	$—	$—	$114.2

Liabilities:
Gas hedge contracts	$2.2	$—	$—	$2.2
Entergy New Orleans

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$33.2	$—	$—	$33.2
Escrow accounts	10.5	—	—	10.5
Gas hedge contracts	0.1	—	—	0.1
FTRs	—	—	2.0	2.0
	$43.8	$—	$2.0	$45.8

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$9.1	$—	$—	$9.1
Escrow accounts	10.6	—	—	10.6
	$19.7	$—	$—	$19.7

Entergy Texas

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$44.1	$—	$—	$44.1
Securitization recovery trust account	37.5	—	—	37.5
FTRs	—	—	18.4	18.4
	$81.6	$—	$18.4	$100.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$59.7	$—	$—	$59.7
Securitization recovery trust account	37.3	—	—	37.3
	$97.0	$—	$—	$97.0

System Energy

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$64.6	$—	$—	$64.6
Decommissioning trust funds (a):
Equity securities	2.2	377.8	—	380.0
Debt securities	152.9	71.0	—	223.9
	$219.7	$448.8	$—	$668.5

2012	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$83.5	$—	$—	$83.5
Decommissioning trust funds (a):
Equity securities	1.6	282.0	—	283.6
Debt securities	141.1	65.9	—	207.0
	$226.2	$347.9	$—	$574.1

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 17 for additional information on the investment portfolios.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2013.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
		(In Millions)

Balance as of January 1,	$—	$—	$—	$—	$—	$—
Issuances of FTRs	—	7.2	6.2	1.1	2.2	20.0
Unrealized gains (losses) included as a regulatory liability/asset	(0.1)	(0.2)	(0.3)	0.9	1.0	(0.8)
Settlements	0.1	(0.3)	(0.2)	(1.0)	(1.2)	(0.8)
Balance as of December 31,	$—	$6.7	$5.7	$1.0	$2.0	$18.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 17.    DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy subsidiaries to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick).  The funds are invested primarily in equity securities, fixed-rate debt securities, and cash and cash equivalents.

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

The securities held as of December 31, 2013 and 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$3,073	$1,260	$—
Debt Securities	1,830	47	29
Total	$4,903	$1,307	$29

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2012
Equity Securities	$2,459	$662	$1
Debt Securities	1,731	116	5
Total	$4,190	$778	$6

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $329 million and $211 million as of December 31, 2013 and 2012, respectively.  The amortized cost of debt securities was $1,843 million as of December 31, 2013 and $1,637 million as of December 31, 2012.  As of December 31, 2013, the debt securities have an average coupon rate of approximately 3.43%, an average duration of approximately 4.98 years, and an average maturity of approximately 7.51 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$892	$24
More than 12 months	—	—	60	5
Total	$—	$—	$952	$29

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$37	$1	$175	$1
More than 12 months	20	—	48	4
Total	$57	$1	$223	$5

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(In Millions)
less than 1 year	$83	$53
1 year - 5 years	752	681
5 years - 10 years	620	562
10 years - 15 years	169	164
15 years - 20 years	52	61
20 years+	154	210
Total	$1,830	$1,731

During the years ended December 31, 2013, 2012, and 2011, proceeds from the dispositions of securities amounted to $2,032 million, $2,074 million, and $1,360 million, respectively.  During the years ended December 31, 2013, 2012, and 2011, gross gains of $91 million, $39 million, and $29 million, respectively, and gross losses of $11 million, $7 million, and $11 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2013 and 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$463.3	$214.0	$—
Debt Securities	247.6	5.3	5.2
Total	$710.9	$219.3	$5.2
2012
Equity Securities	$384.0	$116.1	$—
Debt Securities	216.6	14.5	0.2
Total	$600.6	$130.6	$0.2

The amortized cost of debt securities was $248.9 million as of December 31, 2013 and $202.3 million as of December 31, 2012.  As of December 31, 2013, the debt securities have an average coupon rate of approximately 2.73%, an average duration of approximately 4.82 years, and an average maturity of approximately 5.52 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$153.2	$4.8
More than 12 months	—	—	6.9	0.4
Total	$—	$—	$160.1	$5.2

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.2	$—	$24.4	$0.2
More than 12 months	—	—	1.0	—
Total	$0.2	$—	$25.4	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(In Millions)
less than 1 year	$8.1	$8.8
1 year - 5 years	110.9	98.6
5 years - 10 years	118.0	93.1
10 years - 15 years	3.9	5.1
15 years - 20 years	0.9	—
20 years+	5.8	11.0
Total	$247.6	$216.6

During the years ended December 31, 2013, 2012, and 2011, proceeds from the dispositions of securities amounted to $266.4 million, $144.3 million, and $125.4 million, respectively.  During the years ended December 31, 2013, 2012, and 2011, gross gains of $16.8 million, $3.4 million, and $3.9 million, respectively, and gross losses of $0.6 million, $0.1 million, and $0.2 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2013 and 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$370.8	$141.8	$—
Debt Securities	202.9	7.4	3.5
Total	$573.7	$149.2	$3.5
2012
Equity Securities	$288.5	$69.8	$—
Debt Securities	188.9	15.8	0.1
Total	$477.4	$85.6	$0.1

The amortized cost of debt securities was $199.1 million as of December 31, 2013 and $174.1 million as of December 31, 2012.  As of December 31, 2013, the debt securities have an average coupon rate of approximately 4.03%, an average duration of approximately 5.13 years, and an average maturity of approximately 7.31 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$91.9	$3.1
More than 12 months	—	—	4.6	0.4
Total	$—	$—	$96.5	$3.5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.2	$—	$9.1	$0.1
More than 12 months	1.0	—	—	—
Total	$2.2	$—	$9.1	$0.1

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(In Millions)
less than 1 year	$7.9	$8.0
1 year - 5 years	51.2	43.5
5 years - 10 years	75.5	63.5
10 years - 15 years	55.8	55.8
15 years - 20 years	4.6	8.5
20 years+	7.9	9.6
Total	$202.9	$188.9

During the years ended December 31, 2013, 2012, and 2011, proceeds from the dispositions of securities amounted to $193.8 million, $131.0 million, and $76.8 million, respectively.  During the years ended December 31, 2013, 2012, and 2011, gross gains of $16.0 million, $6.7 million, and $2.8 million, respectively, and gross losses of $0.1 million, $0.04 million, and $0.5 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2013 and 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$224.2	$96.1	$—
Debt Securities	123.1	4.7	1.9
Total	$347.3	$100.8	$1.9
2012
Equity Securities	$175.5	$48.9	$0.1
Debt Securities	111.9	9.4	0.1
Total	$287.4	$58.3	$0.2

The amortized cost of debt securities was $120.6 million as of December 31, 2013 and $102.6 million as of December 31, 2012.  As of December 31, 2013, the debt securities have an average coupon rate of approximately 2.99%, an average duration of approximately 4.48 years, and an average maturity of approximately 7.48 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$38.3	$1.7
More than 12 months	—	—	1.7	0.2
Total	$—	$—	$40.0	$1.9

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.7	$—	$3.4	$—
More than 12 months	5.6	0.1	0.5	0.1
Total	$6.3	$0.1	$3.9	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(In Millions)
less than 1 year	$14.8	$1.9
1 year - 5 years	41.9	42.3
5 years - 10 years	37.0	24.9
10 years - 15 years	6.6	18.8
15 years - 20 years	6.2	1.7
20 years+	16.6	22.3
Total	$123.1	$111.9

During the years ended December 31, 2013, 2012, and 2011, proceeds from the dispositions of securities amounted to $109.9 million, $27.6 million, and $19.9 million, respectively.  During the years ended December 31, 2013, 2012, and 2011, gross gains of $6.0 million, $0.2 million, and $0.3 million, respectively, and gross losses of $0.1 million, $0.04 million, and $0.2 million, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2013 and 2012 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$380.0	$150.8	$—
Debt Securities	223.9	3.5	1.8
Total	$603.9	$154.3	$1.8
2012
Equity Securities	$283.6	$63.6	$0.2
Debt Securities	207.0	9.3	0.1
Total	$490.6	$72.9	$0.3

The amortized cost of debt securities was $223.4 million as of December 31, 2013 and $197.8 million as of December 31, 2012.  As of December 31, 2013, the debt securities have an average coupon rate of approximately 2.44%, an average duration of approximately 4.42 years, and an average maturity of approximately 6.02 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$121.7	$1.7
More than 12 months	—	—	0.9	0.1
Total	$—	$—	$122.6	$1.8

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2012:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.4	$—	$15.5	$0.1
More than 12 months	13.0	0.2	—	—
Total	$14.4	$0.2	$15.5	$0.1

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2013 and 2012 are as follows:

	2013	2012
	(In Millions)
less than 1 year	$5.5	$1.3
1 year - 5 years	144.9	128.7
5 years - 10 years	44.3	53.9
10 years - 15 years	9.3	2.3
15 years - 20 years	1.6	1.4
20 years+	18.3	19.4
Total	$223.9	$207.0

During the years ended December 31, 2013, 2012, and 2011, proceeds from the dispositions of securities amounted to $215.5 million, $349.4 million, and $203.4 million, respectively.  During the years ended December 31, 2013, 2012, and 2011, gross gains of $1.5 million, $3.6 million, and $2.7 million, respectively, and gross losses of $1.3 million, $0.3 million, and $1.2 million, respectively, were recorded in earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the years ended December 31, 2013, 2012, and 2011.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in 2013, 2012, and 2011, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 18.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Under applicable authoritative accounting guidance, a variable interest entity (VIE) is an entity that conducts a business or holds property that possesses any of the following characteristics: an insufficient amount of equity at risk to finance its activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or where equity holders do not receive expected losses or returns. An entity may have an interest in a VIE through ownership or other contractual rights or obligations, and is required to consolidate a VIE if it is the VIE’s primary beneficiary. The primary beneficiary of a VIE is the entity that has the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and has the obligation to absorb losses or has the right to residual returns that would potentially be significant to the entity.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy consolidate the respective companies from which they lease nuclear fuel, usually in a sale and leaseback transaction. This is because Entergy directs the nuclear fuel companies with respect to nuclear fuel purchases, assists the nuclear fuel companies in obtaining financing, and, if financing cannot be arranged, the lessee (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or System Energy) is responsible to repurchase nuclear fuel to allow the nuclear fuel company (the VIE) to meet its obligations. During the term of the arrangements, none of the Entergy operating companies have been required to provide financial support apart from their scheduled lease payments. See Note 4 to the financial statements for details of the nuclear fuel companies’ credit facility and commercial paper borrowings and long-term debt that are reported by Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy. These amounts also represent Entergy’s and the respective Registrant Subsidiary’s maximum exposure to losses associated with their respective interests in the nuclear fuel companies.

Entergy Gulf States Reconstruction Funding I, LLC, and Entergy Texas Restoration Funding, LLC, companies wholly-owned and consolidated by Entergy Texas, are variable interest entities and Entergy Texas is the primary beneficiary. In June 2007, Entergy Gulf States Reconstruction Funding issued senior secured transition bonds (securitization bonds) to finance Entergy Texas’s Hurricane Rita reconstruction costs. In November 2009, Entergy Texas Restoration Funding issued senior secured transition bonds (securitization bonds) to finance Entergy Texas’s Hurricane Ike and Hurricane Gustav restoration costs. With the proceeds, the variable interest entities purchased from Entergy Texas the transition property, which is the right to recover from customers through a transition charge amounts sufficient to service the securitization bonds. The transition property is reflected as a regulatory asset on the consolidated Entergy Texas balance sheet. The creditors of Entergy Texas do not have recourse to the assets or revenues of the variable interest entities, including the transition property, and the creditors of the variable interest entities do not have recourse to the assets or revenues of Entergy Texas. Entergy Texas has no payment obligations to the variable interest entities except to remit transition charge collections. See Note 5 to the financial statements for additional details regarding the securitization bonds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, is a variable interest entity and Entergy Arkansas is the primary beneficiary. In August 2010, Entergy Arkansas Restoration Funding issued storm cost recovery bonds to finance Entergy Arkansas’s January 2009 ice storm damage restoration costs. With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet. The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding, including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections. See Note 5 to the financial statements for additional details regarding the storm cost recovery bonds.

Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, is a variable interest entity and Entergy Louisiana is the primary beneficiary. In September 2011, Entergy Louisiana Investment Recovery Funding issued investment recovery bonds to recover Entergy Louisiana’s investment recovery costs associated with the canceled Little Gypsy repowering project.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds. The investment recovery property is reflected as a regulatory asset on the consolidated Entergy Louisiana balance sheet.  The creditors of Entergy Louisiana do not have recourse to the assets or revenues of Entergy Louisiana Investment Recovery Funding, including the investment recovery property, and the creditors of Entergy Louisiana Investment Recovery Funding do not have recourse to the assets or revenues of Entergy Louisiana.  Entergy Louisiana has no payment obligations to Entergy Louisiana Investment Recovery Funding except to remit investment recovery charge collections. See Note 5 to the financial statements for additional details regarding the investment recovery bonds.

Entergy Louisiana and System Energy are also considered to each hold a variable interest in the lessors from which they lease undivided interests in the Waterford 3 and Grand Gulf nuclear plants, respectively.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements.  Entergy Louisiana made payments on its lease, including interest, of $26.3 million in 2013, $39.1 million in 2012, and $50.4 million in 2011.  System Energy made payments on its lease, including interest, of $50.5 million in 2013, $50.0 million in 2012, and $49.4 million in 2011.  The lessors are banks acting in the capacity of owner trustee for the benefit of equity investors in the transactions pursuant to trust agreements entered solely for the purpose of facilitating the lease transactions.  It is possible that Entergy Louisiana and System Energy may be considered as the primary beneficiary of the lessors, but Entergy is unable to apply the authoritative accounting guidance with respect to these VIEs because the lessors are not required to, and could not, provide the necessary financial information to consolidate the lessors.  Because Entergy accounts for these leasing arrangements as capital financings, however, Entergy believes that consolidating the lessors would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  Entergy believes, however, that the obligations recorded on the balance sheets materially represent each company’s potential exposure to loss.

Entergy has also reviewed various lease arrangements, power purchase agreements, and other agreements in which it holds a variable interest.  In these cases, Entergy has determined that it is not the primary beneficiary of the related VIE because it does not have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, or it does not have the obligation to absorb losses or the right to residual returns that would potentially be significant to the entity, or both.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 19.   TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Each Registrant Subsidiary purchases electricity from or sells electricity to the other Registrant Subsidiaries, or both, under rate schedules filed with FERC.  The Registrant Subsidiaries receive management, technical, advisory, operating, and administrative services from Entergy Services; receive management, technical, and operating services from Entergy Operations; and until the first quarter 2011 purchased fuel from System Fuels.  These transactions are on an “at cost” basis.  In addition, Entergy Power sells electricity to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans.  RS Cogen sells electricity to Entergy Gulf States Louisiana.

As described in Note 1 to the financial statements, all of System Energy’s operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

As described in Note 4 to the financial statements, the Registrant Subsidiaries participate in Entergy’s money pool and earn interest income from the money pool.  Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans also received interest income from System Fuels until the first quarter 2011, when System Fuels repaid each company’s investment in System Fuels.  As described in Note 2 to the financial statements, Entergy Gulf States Louisiana and Entergy Louisiana receive preferred membership distributions from Entergy Holdings Company.

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.
Intercompany Revenues

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2013	$349.9	$383.1	$114.9	$107.3	$27.0	$369.4	$735.1
2012	$324.0	$380.6	$138.2	$36.1	$43.9	$313.2	$622.1
2011	$293.8	$574.5	$139.0	$125.1	$96.9	$264.1	$563.4

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
	(a)	(b)	(c)		(d)
2013	$656.1	$672.8	$667.6	$399.0	$279.6	$418.1	$175.2
2012	$580.7	$532.3	$597.4	$352.7	$247.2	$386.1	$147.4
2011	$752.7	$563.1	$574.0	$337.2	$226.6	$486.6	$131.5

(a)	Includes $3.3 million in 2013, $1.4 million in 2012, and $1.2 million in 2011 for power purchased from Entergy Power.

(b)	Includes power purchased from RS Cogen of $3.2 million in 2013, $2.8 million in 2012, and $41.1 million in 2011.

(c)	Includes power purchased from Entergy Power of $8.1 million in 2013, $14.3 million in 2012, and $14.5 million in 2011.

(d)	Includes power purchased from Entergy Power of $8.0 million in 2013, $14.1 million in 2012, and $14.2 million in 2011.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Intercompany Interest and Investment Income

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2013	$—	$27.5	$78.2	$—	$—	$—	$—
2012	$—	$28.2	$78.2	$—	$—	$0.1	$—
2011	$0.1	$32.5	$78.1	$0.1	$0.1	$—	$0.6

NOTE 20.  QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating results for the four quarters of 2013 and 2012 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income (Loss)	Consolidated Net Income (Loss)	Net Income (Loss) Attributable to Entergy Corporation
	(In Thousands)
2013:
First Quarter	$2,608,874	$394,045	$166,982	$161,400
Second Quarter	$2,738,208	$346,512	$168,055	$163,723
Third Quarter	$3,351,959	$388,894	$244,182	$239,850
Fourth Quarter	$2,691,906	$225,548	$151,353	$146,929
2012:
First Quarter	$2,383,659	($56,857)	($146,740)	($151,683)
Second Quarter	$2,518,600	$342,984	$370,583	$365,001
Third Quarter	$2,963,560	$690,852	$342,670	$337,088
Fourth Quarter	$2,436,260	$324,202	$301,850	$296,267

Earnings per Average Common Share

	2013		2012
	Basic	Diluted	Basic	Diluted
First Quarter	$0.91	$0.90	($0.86)	($0.86)
Second Quarter	$0.92	$0.92	$2.06	$2.06
Third Quarter	$1.35	$1.34	$1.90	$1.89
Fourth Quarter	$0.82	$0.82	$1.67	$1.67

As discussed in more detail in Note 1 to the financial statements, operating results for 2013 and 2012 include a $321.5 million ($202.2 million after-tax) and $355.5 million ($223.5 million after-tax), respectively, of impairment and other related charges primarily to write down the carrying value of Vermont Yankee and related assets to their fair values. Also, as discussed in more detail in Note 13 to the financial statements, operating results include approximately $110 million ($70 million after-tax) in costs in 2013 associated with the human capital management strategic initiative, primarily implementation costs, severance expenses, pension curtailment losses, and special termination benefits expense. In December 2013, Entergy deferred for future recovery approximately $45 million ($30 million after-tax) of these costs in the Arkansas and Louisiana jurisdictions, as approved by the APSC and the LPSC, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter.  Operating results for the Registrant Subsidiaries for the four quarters of 2013 and 2012 were:
Operating Revenues

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2013:
First Quarter	$542,392	$419,955	$606,085	$291,641	$146,466	$306,173	$168,578
Second Quarter	$508,653	$492,361	$635,805	$326,039	$142,841	$455,100	$172,177
Third Quarter	$647,671	$558,331	$782,789	$397,833	$178,641	$526,978	$192,679
Fourth Quarter	$491,443	$470,486	$602,256	$319,027	$152,208	$440,548	$201,655
2012:
First Quarter	$475,178	$399,622	$482,358	$261,760	$129,156	$326,924	$126,034
Second Quarter	$502,022	$401,356	$561,787	$277,204	$129,244	$358,067	$113,699
Third Quarter	$656,201	$434,451	$614,044	$321,771	$161,565	$489,078	$188,680
Fourth Quarter	$493,603	$419,465	$491,254	$259,631	$149,775	$407,427	$193,705

Operating Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2013:
First Quarter	$43,314	$52,083	$64,728	$37,123	$4,272	$26,277	$52,052
Second Quarter	$80,942	$53,856	$88,691	$46,809	$3,627	$38,355	$51,632
Third Quarter	$157,681	$85,284	$145,847	$70,186	$15,895	$79,430	$52,029
Fourth Quarter	$23,123	$56,114	$56,128	$36,112	$3,070	$30,071	$47,367
2012:
First Quarter	$39,816	$55,226	$36,142	$28,338	$3,250	$25,063	$35,456
Second Quarter	$87,899	$56,037	($41,253)	$42,225	$10,009	$48,983	$38,245
Third Quarter	$152,836	$85,561	$121,725	$59,331	$19,565	$61,234	$58,934
Fourth Quarter	$26,833	$52,138	$32,397	$30,621	$3,066	$34,533	$58,776

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Net Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2013:
First Quarter	$14,719	$27,165	$45,376	$13,934	$1,307	$922	$28,006
Second Quarter	$40,483	$29,720	$61,377	$18,954	$598	$10,953	$27,734
Third Quarter	$82,577	$62,642	$100,597	$33,813	$8,086	$35,801	$35,105
Fourth Quarter	$24,169	$42,135	$45,114	$15,458	$1,692	$10,205	$22,819
2012:
First Quarter	$13,874	$28,358	$33,295	$8,682	$40	$1,745	$26,536
Second Quarter	$45,755	$50,389	$130,714	$15,914	$7,186	$16,204	$35,368
Third Quarter	$82,551	$50,210	$80,208	$27,080	$10,555	$19,234	$30,616
Fourth Quarter	$10,185	$30,020	$36,864	($4,908)	($716)	$4,788	$19,346

Earnings (Loss) Applicable to Common Equity

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)
2013:
First Quarter	$13,001	$26,959	$43,638	$13,227	$1,066
Second Quarter	$38,765	$29,514	$59,639	$18,247	$357
Third Quarter	$80,859	$62,436	$98,859	$33,106	$7,845
Fourth Quarter	$22,450	$41,928	$43,378	$14,751	$1,450
2012:
First Quarter	$12,156	$28,152	$31,557	$7,975	($201)
Second Quarter	$44,037	$50,183	$128,976	$15,207	$6,945
Third Quarter	$80,833	$50,004	$78,470	$26,373	$10,314
Fourth Quarter	$8,466	$29,813	$35,128	($5,615)	($958)

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail electric distribution operations.  Entergy owns and operates power plants with approximately 30,000 MW of aggregate electric generating capacity, including over 10,000 MW of nuclear-fueled capacity. Entergy’s Utility business delivers electricity to 2.8 million utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy generated annual revenues of $11.4 billion in 2013 and had approximately 14,000 employees as of December 31, 2013.

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

See Note 13 to the financial statements for financial information regarding Entergy’s business segments.

Strategy

Entergy’s mission is to operate a world-class energy business that creates sustainable value for its owners, customers, employees and communities. Entergy aspires to achieve top quartile total shareholder returns in a socially and environmentally responsible fashion by leveraging the scale and expertise inherent in its core utility and nuclear operations.  Entergy’s current scope includes electricity generation, transmission, and distribution as well as natural gas distribution.  Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, risk management, and engaged employees.  Entergy also continually seeks opportunities to grow its utility business to benefit all stakeholders and to optimize its portfolio of assets in an ever-dynamic market through periodic buy, build, hold, or disposal decisions.

Utility

The Utility business segment includes six wholly-owned retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.  These companies generate, transmit, distribute and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy Gulf States Louisiana and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively.  Also included in the Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf.  System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  The six retail utility subsidiaries are each regulated by the FERC and by state utility commissions, or, in the case of Entergy New Orleans, the City Council.  System Energy is regulated by the FERC because all of its transactions are at wholesale.  The overall generation portfolio of the Utility, which relies heavily on natural gas and nuclear generation, is consistent with Entergy’s strong support for the environment.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2013, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)
Entergy Arkansas	Portions of Arkansas	700	25%
Entergy Gulf States Louisiana	Portions of Louisiana	392	14%	93	47%
Entergy Louisiana	Portions of Louisiana	677	24%
Entergy Mississippi	Portions of Mississippi	441	16%
Entergy New Orleans	City of New Orleans (a)	168	6%	103	53%
Entergy Texas	Portions of Texas	422	15%
Total customers		2,800	100%	196	100%

(a)	Excludes the Algiers area of the city, where Entergy Louisiana provides electric service.

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On August 8, 2013, Entergy reached a 2013 peak demand of 21,581 MWh, compared to the 2012 peak of 21,866 MWh recorded on July 30, 2012.  Selected electric energy sales data is shown in the table below:

Selected 2013 Electric Energy Sales Data

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(In GWh)
Sales to retail customers	20,860	19,663	32,222	13,118	5,104	16,814	—	107,781
Sales for resale:
Affiliates	7,918	6,580	1,844	1,543	495	6,287	9,794	—
Others	1,011	888	92	304	13	712	—	3,020
Total	29,789	27,131	34,158	14,965	5,612	23,813	9,794	110,801
Average use per residential customer (kWh)	13,537	15,531	15,019	15,226	12,479	15,544	—	14,683

(a)	Includes the effect of intercompany eliminations.

The following table illustrates the Utility operating companies’ 2013 combined electric sales volume as a percentage of total electric sales volume, and 2013 combined electric revenues as a percentage of total 2013 electric revenue, each by customer class.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customer Class	% of Sales Volume	% of Revenue
Residential	31.7	38.0
Commercial	25.8	27.0
Industrial (a)	37.6	26.9
Governmental	2.2	2.4
Wholesale/Other	2.7	5.7

(a)	Major industrial customers are in the chemical, petroleum refining, and pulp and paper industries.

See “Selected Financial Data” for each of the Utility operating companies for the detail of their sales by customer class for 2009-2013.

Selected 2013 Natural Gas Sales Data

Entergy New Orleans and Entergy Gulf States Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Gulf States Louisiana sold 10,436,919 and 6,816,023 Mcf, respectively, of natural gas to retail customers in 2013.  In 2013, 97% of Entergy Gulf States Louisiana’s operating revenue was derived from the electric utility business, and only 3% from the natural gas distribution business.  For Entergy New Orleans, 85% of operating revenue was derived from the electric utility business and 15% from the natural gas distribution business in 2013.  Following is data concerning Entergy New Orleans’s 2013 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Revenue
Residential	41%	50%
Commercial	38%	26%
Industrial	7%	7%
Governmental/Municipal	14%	17%

Retail Rate Regulation

General (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Each Utility operating company regularly participates in retail rate proceedings.  The status of material retail rate proceedings is described in Note 2 to the financial statements.  Certain aspects of the Utility operating companies’ retail rate mechanisms are discussed below.

Entergy Arkansas

Fuel and Purchased Power Cost Recovery

Entergy Arkansas’s rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs in monthly bills.  The rider utilizes prior calendar year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year.  The energy cost recovery rider tariff also allows an interim rate request depending upon the level of over- or under-recovery of fuel and purchased energy costs.  In December 2007 the APSC issued an order stating that Entergy Arkansas’s energy cost recovery rider will remain in effect, and any future termination of the rider would be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of proceedings regarding recovery of Entergy Arkansas’s storm restoration costs.

Entergy Gulf States Louisiana

Fuel Recovery

Entergy Gulf States Louisiana’s electric rates include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs.  The fuel adjustment clause contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers, including carrying charges. See Note 2 to the financial statements for a discussion of proceedings related to audits of Entergy Gulf States Louisiana's fuel adjustment clause filings.

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

Entergy Gulf States Louisiana’s gas rates include a purchased gas adjustment clause based on estimated gas costs for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

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

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Gulf States Louisiana’s filings to recover storm-related costs.

Entergy Louisiana

Fuel Recovery

Entergy Louisiana’s rate schedules include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs.  The fuel adjustment clause contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers, including carrying charges. See Note 2 to the financial statements for a discussion of proceedings related to audits of Entergy Louisiana's fuel adjustment clause filings.

To help stabilize electricity costs, Entergy Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility through the use of financial instruments.  Entergy Louisiana hedges approximately one-third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year.  The hedge quantity is reviewed on an annual basis.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Louisiana’s filings to recover storm-related costs.

Entergy Mississippi

Fuel Recovery

Entergy Mississippi’s rate schedules include energy cost recovery riders to recover fuel and purchased energy costs.  The energy cost rate for each calendar year is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy costs as of the 12-month period ended September 30.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.

Power Management Rider

The MPSC approved the purchase of the Attala power plant in November 2005.  In December 2005 the MPSC issued an order approving the investment cost recovery through Entergy Mississippi’s power management rider.  Entergy Mississippi is allowed to recover the annual ownership costs of the Attala plant through the power management rider until it files a general rate case.  The MPSC approved the purchase of the Hinds power plant in February 2012.  In August and October 2012, the MPSC issued orders approving the investment cost recovery through Entergy Mississippi’s power management rider.  The orders have the effect of allowing Entergy Mississippi to recover the annual ownership costs of the Hinds plant until it files a general rate case.  Entergy Mississippi acquired the Hinds plant on November 30, 2012.  Recovery of the Hinds plant costs through the power management rider commenced with January 2013 bills.

To help stabilize electricity costs, Entergy Mississippi received approval from the MPSC to hedge its exposure to natural gas price volatility through the use of financial instruments.  Entergy Mississippi hedges approximately one-third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year.  The hedge quantity is reviewed on an annual basis.

Storm Cost Recovery

Entergy Mississippi maintains a storm damage reserve pursuant to orders of the MPSC and consistent with regulatory accounting requirements.  Entergy Mississippi's storm damage provision is funded through its storm damage rider schedule.  In two orders issued in July 2012, the MPSC temporarily increased Entergy Mississippi’s storm damage provision monthly accrual from $750,000 to $2.0 million for bills rendered during the billing months of August 2012 through December 2012, and approved recovery of $14.9 million in prudently incurred storm costs to be amortized over five months, beginning with August 2012 bills.  Beginning with January 2013 bills, the monthly accrual to the storm damage provision reverted back to $750,000.  On July 1, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, in which both parties agreed that approximately $32 million in storm restoration costs incurred in 2011 and 2012 were prudently incurred and chargeable to storm damages, while approximately $700,000 in prudently incurred costs were more properly recoverable through the formula rate plan. Entergy Mississippi and the Mississippi Public Utilities Staff also agreed that the storm damage accrual should be increased from $750,000 per month to $1.75 million per month. In September 2013 the MPSC approved the joint stipulation with the increase in the storm damage accrual effective with October 2013 bills.

The MPSC has also ordered that Entergy Mississippi will annually submit its storm costs for audit.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy New Orleans

Fuel Recovery

Entergy New Orleans’s electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel and purchased power costs incurred with fuel cost revenues billed to customers, including carrying charges.

Entergy New Orleans’s gas rate schedules include a purchased gas adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause, including carrying charges.  In October 2005 the City Council approved modification of the current gas cost collection mechanism effective November 2005 in order to address concerns regarding its fluctuations, particularly during the winter heating season.  The modifications are intended to minimize fluctuations in gas rates during the winter months.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy New Orleans’s efforts to recover storm-related costs.

Entergy Texas

Fuel Recovery

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, that are not included in base rates.  Semi-annual revisions of the fixed fuel factor are made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT.  The PUCT fuel cost reviews are discussed in Note 2 to the financial statements.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of proceedings regarding recovery of Entergy Texas’s storm restoration costs.

Electric Industry Restructuring

In June 2009, a law was enacted in Texas that required Entergy Texas to cease all activities relating to Entergy Texas’s transition to competition.  The law allows Entergy Texas to remain a part of the SERC Region, although it does not prevent Entergy Texas from joining another power region.  The law provides that proceedings to certify a power region that Entergy Texas belongs to as a qualified power region can be initiated by the PUCT, or on motion by another party, when the conditions supporting such a proceeding exist.  Under the law, the PUCT may not approve a transition to competition plan for Entergy Texas until the expiration of four years from the PUCT’s certification of Entergy Texas’s power region.

The law also contains provisions that allow Entergy Texas to take advantage of a cost recovery mechanism that permits annual filings for the recovery of reasonable and necessary expenditures for transmission infrastructure improvement and changes in wholesale transmission charges.  This mechanism was previously available to other non-ERCOT Texas utility companies, but not to Entergy Texas.

In September 2011, the PUCT adopted a proposed rule implementing a Distribution Cost Recovery Factor to recover capital and capital-related costs related to distribution infrastructure.  The Distribution Cost Recovery Factor

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy permits utilities once per year to implement an increase or decrease in rates above or below amounts reflected in base rates to reflect depreciation expense, federal income tax and other taxes, and return on investment.  The Distribution Cost Recovery Factor rider may be changed a maximum of four times between base rate cases, and expires in January 2017, unless otherwise extended by the Texas Legislature.

The law further amended already existing law that had required Entergy Texas to propose for PUCT approval a tariff to allow eligible customers the ability to contract for competitive generation.  The amending language in the law provides, among other things, that:  1) the tariff shall not be implemented in a manner that harms the sustainability or competitiveness of manufacturers who choose not to participate in the tariff; 2) Entergy Texas shall “purchase competitive generation service, selected by the customer, and provide the generation at retail to the customer”; and 3)  Entergy Texas shall provide and price transmission service and ancillary services under that tariff at a rate that is unbundled from its cost of service.    The law directs that the PUCT may not issue an order on the tariff that is contrary to an applicable decision, rule, or policy statement of a federal regulatory agency having jurisdiction.

Entergy Texas and the other parties to the PUCT proceeding to determine the design of the competitive generation tariff were involved in negotiations throughout 2011 and 2012 with the objective of resolving as many disputed issues as possible regarding the tariff.  The PUCT determined that unrecovered costs that could be recovered through the rider consist only of those costs necessary to implement and administer the competitive generation program and do not include lost revenues or embedded generation costs.  The PUCT also ruled that the amount of customer load that may be included in the competitive generation service program is limited to 115 MW.  After additional negotiations, and ultimately the scheduling of a hearing to resolve remaining contested issues, the PUCT issued the order approving the competitive generation service rider in July 2013. Entergy Texas filed for rehearing of the PUCT's July 2013 order, which the PUCT denied. Entergy Texas has since filed its appeal of that PUCT order to the Travis County District Courts, where this matter remains pending.

Franchises

Entergy Arkansas holds exclusive franchises to provide electric service in approximately 307 incorporated cities and towns in Arkansas.  These franchises are unlimited in duration and continue unless the municipalities purchase the utility property.  In Arkansas franchises are considered to be contracts and, therefore, are terminable pursuant to the terms of the franchise agreement and applicable statutes.

Entergy Gulf States Louisiana holds non-exclusive franchises to provide electric service in approximately 56 incorporated municipalities and the unincorporated areas of approximately 18 parishes, and to provide gas service in the City of Baton Rouge and the unincorporated areas of two parishes.  Most of Entergy Gulf States Louisiana’s franchises have a term of 60 years.  Entergy Gulf States Louisiana’s current electric franchises expire during 2015-2055.

Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 116 incorporated Louisiana municipalities.  Most of these franchises have 25-year terms.  Entergy Louisiana also supplies electric service in approximately 45 Louisiana parishes in which it holds non-exclusive franchises.  Entergy Louisiana’s electric franchises expire during 2015-2039.

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

Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to indeterminate permits set forth in city ordinances (except electric service in Algiers, which is provided by Entergy Louisiana).  These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans’s electric and gas utility properties.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 27 counties in eastern Texas, and holds non-exclusive franchises to provide electric service in approximately 68 incorporated municipalities.  Entergy Texas was typically granted 50-year franchises, but recently has been receiving 25-year franchises.  Entergy Texas’s electric franchises expire during 2014-2058.

The business of System Energy is limited to wholesale power sales.  It has no distribution franchises.

Property and Other Generation Resources

Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2013, is indicated below:

	Owned and Leased Capability MW(a)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro
Entergy Arkansas	4,736	1,646	1,819	1,197	74
Entergy Gulf States Louisiana	2,969	1,634	968	367	—
Entergy Louisiana	6,059	4,903	1,156	—	—
Entergy Mississippi	3,420	3,000	—	420	—
Entergy New Orleans	781	781	—	—	—
Entergy Texas	2,554	2,283	—	271	—
System Energy	1,272	—	1,272	—	—
Total	21,791	14,247	5,215	2,255	74

(a)
“Owned and Leased Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

The Entergy System's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections.  These reviews consider existing and projected demand, the availability and price of power, the location of new load, and the economy.  Summer peak load in the Entergy System service territory has averaged 21,408 MW from 2003-2013.  In the 2002 time period the Entergy System's long-term capacity resources, allowing for an adequate reserve margin, were approximately 3,000 MW less than the total capacity required for peak period demands.  In this time period the Entergy System met its capacity shortages almost entirely through short-term power purchases in the wholesale spot market.  In the fall of 2002 the Entergy System began a program to add new resources to its existing generation portfolio and began a process of issuing requests for proposals (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the Utility operating companies.  The Entergy System has adopted a long-term resource strategy, the "Portfolio Transformation Strategy," that calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted.  Over the past eleven years, the Portfolio Transformation has resulted in the addition of about 5,798 MW of new long-term resources. The Entergy Operating Companies, in aggregate, are projected to have approximately 580 MW more than their minimum capacity requirements needed to meet MISO Resource Adequacy for 2014. The Entergy System will rely upon MISO’s Day 2 market to economically purchase energy to minimize customer cost. Finally, the resource planning processes consider the Entergy Arkansas exit from the System Agreement on December 19, 2013 and both Entergy Mississippi's and Entergy Texas’s notices of their future withdrawal from the System Agreement.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

RFP Procurements

The RFPs issued by the Entergy System since the fall of 2002 have sought resources needed to meet near-term summer reliability requirements as well as longer-term requirements through a broad range of wholesale power products, including limited-term (1 to 3 years) and long-term contractual products and asset acquisitions.  Detailed evaluation processes have been developed to analyze submitted proposals, and, with the exception of the January 2008 RFP, the 2008 Western Region RFP, the 2010 Renewable RFP, and the 2011 Entergy Arkansas RFP, each RFP has been overseen by an independent monitor.  The following table illustrates the results of the RFP process for resources acquired since the Fall 2002 RFP.  The contracts below were primarily with non-affiliated suppliers, with the exception of contracts with EWO Marketing for the sale of 185 MW to 206 MW from the RS Cogen plant, contracts with Entergy Power for the sale of approximately 100 MW from the Independence plant, and an MSS-4 agreement between Entergy Arkansas and Entergy Mississippi for the purchase of approximately 60 MW of Grand Gulf capacity and energy (with deliveries starting January 1, 2013).

RFP	Short- term 3rd party	Limited-term affiliate	Limited- term 3rd party	Long-term affiliate	Long-term 3rd party	Total

Fall 2002		185-206 MW (a)	231 MW	101-121 MW (b)	718 MW (d)	1,235-1,276 MW
January 2003 supplemental	222 MW	—	—	—	—	222 MW
Spring 2003	—	—	381 MW	(c)	—	381 MW
Fall 2003	—	—	390 MW	—	—	390 MW
Fall 2004	—	—	1,250 MW	—	—	1,250 MW
2006 Long-Term	—	—	—	538 MW (e)	789 MW (f)	1,327 MW
Fall 2006	—	—	780 MW	—	—	780 MW
January 2008 (g)	—	—	—	—	—	—
2008 Western Region	—	—	300 MW	—	—	300 MW
Summer 2008 (h)	—	—	200 MW	—	—	200 MW
January 2009 Western Region	—	—	—	—	150-300 MW	150-300 MW
July 2009 Baseload	—	336 MW (i)	—	—	—	336 MW
Summer 2009 Long-Term (j)	—	—	—	551 MW	1,555 MW	2,106 MW
2010 Renewable RFP	—	—	—	—	37-40 MW (k)	37-40 MW
2011 Entergy Arkansas RFP	—	—	495 MW	—	—	495 MW
2011 Western RFP (1)	—	—	—	—	—	—
2012 Baseload RFP (m)	—	—	—	60 MW	—	60 MW

(a)	Includes a conditional option to increase the capacity up to the upper bound of the range.

(b)	The contracted capacity increased from 101 MW to 121 MW in 2010.

(c)
This table does not reflect (i) the River Bend 30% life-of-unit purchased power agreements totaling approximately 300 MW between Entergy Gulf States Louisiana and Entergy Louisiana (200 MW), and between Entergy Gulf States Louisiana and Entergy New Orleans (100 MW) related to Entergy Gulf States Louisiana's unregulated portion of the River Bend nuclear station, which portion was formerly owned by Cajun or (ii) the Entergy Arkansas wholesale base load capacity life-of-unit purchased power agreements executed in 2003 totaling approximately 220 MW between Entergy Arkansas and Entergy Louisiana (110 MW) and between Entergy Arkansas and Entergy New Orleans (110 MW) related to the sale of a portion of Entergy Arkansas’s coal and nuclear base load resources (which were not included in retail rates); or (iii) 12-month agreements originally executed in 2005 and which are renewed annually between Entergy Arkansas and Entergy Gulf

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

States Louisiana and Entergy Texas, and between Entergy Arkansas and Entergy Mississippi, relating to the sale of a portion of Entergy Arkansas’s coal and nuclear base load resources (which were not included in retail rates) to those companies.  These resources were identified outside of the formal RFP process but were submitted as formal proposals in response to the Spring 2003 RFP, which confirmed the economic merits of these resources.

(d)	Entergy Louisiana's June 2005 purchase of the 718 MW, gas-fired Perryville plant, of which a total of 75% of the output is sold to Entergy Gulf States Louisiana and Entergy Texas.

(e)	In 2011, the LPSC approved Entergy Louisiana’s cancellation of the Little Gypsy Unit 3 re-powering project selected from the 2006 Long-Term RFP.

(f)
Entergy Arkansas’s September 2008 purchase of the 789 MW, combined-cycle, gas-fired Ouachita Generating Facility, of which one-third of the output was sold to Entergy Gulf States Louisiana prior to the purchase of one-third of the facility by Entergy Gulf States Louisiana in November 2009.

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

(h)
In October 2008, in response to the U.S. financial crisis, Entergy Services on behalf of the Utility operating companies terminated all long-term procurement efforts, including the long-term portion of the Summer 2008 RFP.

(i)
Represents the self-supply alternative considered in the RFP, consisting of a cost-based purchase by Entergy Texas, Entergy Louisiana, and Entergy Mississippi of wholesale baseload capacity from Entergy Arkansas.

(j)	Includes the Ninemile self-build option, acquisitions from KGen of its Hinds and Hot Spring facilities, and a long-term PPA with Calpine Carville.

(k)	Three transactions executed as a result of the RFP are reflected in the table, however one transaction is still pending regulatory approval.

(l)
Negotiations with the potential supplier for a definitive agreement arising out of the 2011 Western Region RFP have been discontinued. Entergy Texas does not intend to pursue any other proposal submitted in the RFP.

(m)	Only includes the agreement resulting from the RFP for Entergy Mississippi to purchase capacity and energy from Entergy Arkansas from Grand Gulf (60 MW).

On March 21, 2012 the LPSC approved Entergy Louisiana’s application to construct a nominally-sized 550 MW combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station that was selected in the Summer 2009 Long-Term RFP. The facility is expected to be substantially completed as early as the fourth quarter of 2014. For additional discussion of the Ninemile 6 project see “Capital Expenditure Plans and Other Uses of Capital” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

In December 2010 on behalf of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Services issued the 2010 RFP for Long-Term Renewable Energy Resources seeking up to 233 MW of renewable generation resources to meet the requirements of an LPSC general order issued on December 9, 2010.  In September 2012, Entergy Gulf States Louisiana executed a 20-year contract for 28 MW, with the potential to purchase an additional 9 megawatts when available, from Rain CII Carbon LLC's pet coke calcining facility in Sulphur, Louisiana.  The facility began commercial operation in May 2013.  LPSC certification of the contract was received in December 2012. In March 2013, Entergy Gulf States Louisiana executed a 20-year contract for 8.5 MW from Agrilectric Power Partners, LP’s refurbished rice hull-fueled electric generation facility located in Lake Charles, Louisiana. LPSC certification of the contract was received in July 2013. In September 2013, Entergy Louisiana executed a 10-year contract with TX LFG Energy, LP, a wholly-owned subsidiary of Montauk Energy Holdings, LLC, to purchase approximately 3 MW from its landfill gas-fueled power generation facility located in Cleveland, Texas and filed with the LPSC an application seeking approval and cost recovery for the contract.

In June 2011 on behalf of Entergy Arkansas, Entergy Services issued the 2011 RFP for Transition Plan Resources.  The RFP sought up to 750 MW of flexible generation resources through one or more purchased power

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy agreements to address Entergy Arkansas’s requirements for its 2014-2016 time frame.  Entergy Arkansas concluded its review and evaluation of the proposals submitted in response to the RFP in November 2011 and selected two proposals totaling approximately 795 MW for negotiation of definitive agreements.  In October 2012,  Entergy Arkansas and Union Power Partners, L.P. executed a 3 ½ year agreement for 495 MW from the Union Power Station located in El Dorado, Arkansas.  Cost recovery for this agreement was approved within Entergy Arkansas’s general rate case filed in March 2013.

In August 2012, Entergy Services issued a request for proposals for long-term, stable price, baseload resources on behalf of Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, Entergy Texas, and Entergy Mississippi. The RFP sought between 50 and 150 MW of baseload capacity through a PPA commencing in 2013 for a minimum of 10 years up to life of unit. As part of the RFP process, Entergy Services market-tested a self-supply alternative, which was a cost-based purchase of 60 MW from Entergy Arkansas’s share of Grand Gulf. Based on the RFP evaluation results, in November 2012, Entergy elected to proceed with the self-supply alternative and elected not to move forward with any other proposal. The capacity and associated energy was subsequently allocated to Entergy Mississippi, and MPSC and FERC approval was received for the transaction in December 2012. Entergy Mississippi also transacted for an additional 30 MW purchase, which did not come through the RFP process, of capacity and energy from Entergy Arkansas’s share of Grand Gulf. Deliveries under both agreements, totaling 90 MW, began on January 1, 2013, and cost recovery for the 90 MW was approved by the MPSC in January 2013.

Other Procurements From Third Parties

The above table does not include resource acquisitions made outside of the RFP process, including Entergy Mississippi's January 2006 acquisition of the 480 MW, combined-cycle, gas-fired Attala power plant; Entergy Gulf States Louisiana's March 2008 acquisition of the 322 MW, simple-cycle, gas-fired Calcasieu Generating Facility; and Entergy Louisiana’s April 2011 acquisition of the 580 MW, combined-cycle, gas-fired Acadia Energy Center Unit 2.  The above table also does not reflect various limited- and long-term contracts that have been entered into in recent years by the Utility operating companies as a result of bilateral negotiations.

Interconnections

The Entergy System's generating units are interconnected by a transmission system operating at various voltages up to 500 kV.  These generating units consist primarily of steam-electric production facilities and are provided dispatch instructions by the MISO. Entergy's Utility operating companies are MISO market participants and are interconnected with many neighboring utilities.  MISO’s primary purpose as a Regional Transmission Organization is to guarantee a safe, cost-effective delivery of electrical power and assure consumers of unbiased regional grid management and open access to the transmission facilities. In addition, the Utility operating companies are members of the SERC Reliability Corporation.  The primary purpose of SERC is to ensure the reliability and adequacy of the electric bulk power supply in the southeast region of the United States.  SERC is a member of the North American Electric Reliability Corporation.

Gas Property

As of December 31, 2013, Entergy New Orleans distributed and transported natural gas for distribution within Algiers and New Orleans, Louisiana, through approximately 2,500 miles of gas pipeline.  As of December 31, 2013, the gas properties of Entergy Gulf States Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States Louisiana's financial position.

Title

The Entergy System's generating stations are generally located on properties owned in fee simple.  Most of the substations and transmission and distribution lines are constructed on private property or public rights-of-way pursuant to easements, servitudes, or appropriate franchises.  Some substation properties are owned in fee simple.  The

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Utility operating companies generally have the right of eminent domain, whereby they may perfect title to, or secure easements or servitudes on, private property for their utility operations.

Substantially all of the physical properties and assets owned by Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are subject to the liens of mortgages securing bonds issued by those companies.  The Lewis Creek generating station is owned by GSG&T, Inc., a subsidiary of Entergy Texas, and is not subject to its mortgage lien.  Lewis Creek is leased to and operated by Entergy Texas.

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2011-2013 were:

	Natural Gas		Nuclear		Coal		Purchased Power
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh
2013	26	4.12	39	0.92	10	2.70	25	4.32
2012	27	3.15	33	0.85	11	2.60	29	3.58
2011	25	4.85	34	0.81	13	2.31	28	4.59

Actual 2013 and projected 2014 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	Natural Gas		Nuclear		Coal		Purchased Power
	2013	2014	2013	2014	2013	2014	2013	2014
Entergy Arkansas (a)	10%	13%	50%	57%	24%	24%	16%	5%
Entergy Gulf States Louisiana	28%	31%	27%	17%	7%	13%	38%	39%
Entergy Louisiana	28%	21%	37%	38%	—%	1%	35%	40%
Entergy Mississippi	45%	33%	24%	24%	16%	16%	15%	27%
Entergy New Orleans	26%	24%	53%	50%	4%	3%	17%	23%
Entergy Texas	29%	17%	12%	14%	8%	11%	51%	58%
System Energy (b)	—	—	100%	100%	—	—	—	—
Utility (a)	26%	22%	39%	34%	10%	12%	25%	32%

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas’s generation in 2013 and is expected to provide less than 1% of its generation in 2014.

(b)
Capacity and energy from System Energy’s interest in Grand Gulf is allocated as follows under the Unit Power Sales Agreement: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%.  Pursuant to purchased power agreements, Entergy Arkansas is selling a portion of its owned capacity and energy from Grand Gulf to Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

Some of the Utility’s gas-fired plants are capable of also using fuel oil, if necessary.  Although based on current economics the Utility does not expect fuel oil use in 2014, it is possible that various operational events including weather or pipeline maintenance may require the use of fuel oil.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Natural Gas

The Utility operating companies have long-term firm and short-term interruptible gas contracts for both supply and transportation.  Long-term firm contracts for power plants comprise less than 25% of the Utility operating companies' total requirements.  Short-term contracts and spot-market purchases satisfy additional gas requirements.  Entergy Texas owns a gas storage facility that provides reliable and flexible natural gas service to certain generating stations.

Entergy Louisiana entered into a long-term natural gas supply contract beginning January 1, 2013, in which Entergy Louisiana purchases natural gas in annual amounts equal to approximately one-half of its projected annual fuel requirements for certain generating units.

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

Coal

Entergy Arkansas has committed to six one- to three-year contracts that will supply approximately 90% of the total coal supply needs in 2014.  These contracts are staggered in term so that not all contracts have to be renewed the same year.  The remaining 10% of total coal requirements will be satisfied by contracts with a term of less than one year.  Based on continued improved Powder River Basin (PRB) coal deliveries by rail and the high cost of alternate sources and modes of transportation, no alternative coal consumption is expected at Entergy Arkansas during 2014.  Entergy Arkansas has an existing railroad transportation contract that is expected to provide all of Entergy Arkansas’s coal transportation requirements for 2014.

Entergy Gulf States Louisiana has committed to four one- to three-year contracts that will supply approximately 90% of Nelson Unit 6 coal needs in 2014.  Additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs.  For the same reasons as for Entergy Arkansas’s plants, no alternative coal consumption is expected at Nelson Unit 6 during 2014.  Coal will be transported to Nelson via an existing transportation agreement that is expected to provide all of Entergy Gulf States Louisiana’s rail transportation requirements for 2014.

For the year 2013, coal transportation delivery to Entergy Arkansas and Entergy Gulf States Louisiana operated coal-fired units met coal demand at the plants and it is expected that delivery times experienced in 2013 will continue through 2014.  Both Entergy Arkansas and Entergy Gulf States Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Gulf States Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of PRB coal requested for 2014.  Entergy Gulf States Louisiana’s and Entergy Texas’s coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Nuclear Fuel

The nuclear fuel cycle consists of the following:

•	mining and milling of uranium ore to produce a concentrate;

•	conversion of the concentrate to uranium hexafluoride gas;

•	enrichment of the uranium hexafluoride gas;

•	fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and

•	disposal of spent fuel.

The Registrant Subsidiaries that own nuclear plants (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy) are responsible through a shared regulated uranium pool for contracts to acquire nuclear material to be used in fueling Entergy's Utility nuclear units.  These companies own the materials and services in this shared regulated uranium pool on a pro rata fractional basis determined by the nuclear generation capability of each company.  Any liabilities for obligations of the pooled contracts are on a several but not joint basis.  The shared regulated uranium pool maintains inventories of nuclear materials during the various stages of processing.  The Registrant Subsidiaries purchase enriched uranium hexafluoride for their nuclear plant reload requirements at the average inventory cost from the shared regulated uranium pool.  Entergy Operations Inc. contracts separately for the fabrication of nuclear fuel as agent on behalf of each of the Registrant Subsidiaries that owns a nuclear plant.  All contracts for the disposal of spent nuclear fuel are between the Department of Energy (DOE) and the owner of a nuclear power plant.

Based upon currently planned fuel cycles, the nuclear units in both the Utility and Entergy Wholesale Commodities segments have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through most of 2014.  Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners.  There are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, including potentially drawing upon Entergy’s inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

The effects of market price changes may be reduced and deferred by risk management strategies, such as negotiation of floor and ceiling amounts for long-term contracts, buying for inventory or entering into forward physical contracts at fixed prices when Entergy believes it is appropriate and useful.  Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have made arrangements to lease nuclear fuel and related equipment and services.  The lessors, which are consolidated in the financial statements of Entergy and the applicable Registrant Subsidiary, finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes.  These arrangements are subject to periodic renewal.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Gulf States Louisiana purchases natural gas for resale under a firm contract from Enbridge Marketing (U.S.) Inc.  The gas is delivered through a combination of intrastate and interstate pipelines.

As a result of the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy Gulf States Louisiana’s or Entergy New Orleans's suppliers failed to perform their obligations to deliver gas under their supply agreements.  Gulf South Pipeline Co. could curtail transportation capacity only in the event of pipeline system constraints.

Federal Regulation of the Utility

State or local regulatory authorities, as described above, regulate the retail rates of the Utility operating companies.  The FERC regulates wholesale rates (including intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.  Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the Utility operating companies.  The System Agreement provides, among other things, that parties having generating reserves greater than their allocated share of reserves (long companies) shall receive payments from those parties having generating reserves that are less than their allocated share of reserves (short companies).  Such payments are at amounts sufficient to cover certain of the long companies’ costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred equity, and a fair rate of return on common equity investment.  Under the System Agreement, the rates used to compensate long companies are based on costs associated with the long companies’ steam electric generating units fueled by oil or gas and having an annual average heat rate above 10,000 Btu/kWh.  In addition, for all energy exchanged among the Utility operating companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs.

See “System Agreement” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for additional discussion of the System Agreement, including Entergy Arkansas terminating its participation in December 2013 and other Utility operating companies' notices to terminate participation in the future. See Note 2 to the financial statements for discussion of legal proceedings at the FERC involving the System Agreement.

Transmission

See “Entergy's Integration into the MISO Regional Transmission Organization” in the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below).  In December 1995, System Energy commenced a rate proceeding at the FERC.  In July 2001 the rate proceeding became final, with the FERC approving a prospective 10.94% return on equity.  The FERC’s decision also affected other aspects of System Energy’s charges to the Utility operating companies that it supplies with

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy power.  In 1998 the FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations.  Entergy Arkansas’s and Entergy Mississippi’s acceleration of Grand Gulf purchased power obligations ceased effective July 2001 and July 2003, respectively, as approved by the FERC.

Unit Power Sales Agreement

The Unit Power Sales Agreement allocates capacity, energy, and the related costs from System Energy’s ownership and leasehold interests in Grand Gulf to Entergy Arkansas (36%), Entergy Louisiana (14%), Entergy Mississippi (33%), and Entergy New Orleans (17%).  Each of these companies is obligated to make payments to System Energy for its entitlement of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenue.  The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf and the receipt of such payments.  Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans generally recover payments made under the Unit Power Sales Agreement through rates charged to their customers.

In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf.  Under a settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its 36% share of Grand Gulf-related costs and recovers the remaining 78% of its share in rates.  In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas’s cost from its retained share.  Entergy Arkansas has life-of-resources purchased power agreements with Entergy Louisiana and Entergy New Orleans that sell a portion of the output of Entergy Arkansas’s retained share of Grand Gulf to those companies, with the remainder of the retained share being sold to Entergy Mississippi through a separate life-of-resources purchased power agreement.  In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana’s share of capacity and energy from Grand Gulf, subject to certain terms and conditions.  Entergy Louisiana retains and does not recover from retail ratepayers 18% of its 14% share of the costs of Grand Gulf capacity and energy and recovers the remaining 82% of its share in rates.  Entergy Louisiana is allowed to recover through the fuel adjustment clause at 4.6 cents per kWh for the energy related to its retained portion of these costs.  Alternatively, Entergy Louisiana may sell such energy to non-affiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC’s approval. Entergy Arkansas also has a life-of-resources purchased power agreement with Entergy Mississippi to sell a portion of the output of Entergy Arkansas's non-retained share of Grand Gulf. Entergy Mississippi was granted rate relief for those purchases by the MPSC through its annual rate mechanism.

Availability Agreement

The Availability Agreement among System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans was entered into in 1974 in connection with the financing by System Energy of Grand Gulf. The Availability Agreement provides that System Energy make available to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans all capacity and energy available from System Energy’s share of Grand Gulf.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans also agreed severally to pay System Energy monthly for the right to receive capacity and energy from Grand Gulf in amounts that (when added to any amounts received by System Energy under the Unit Power Sales Agreement) would at least equal System Energy’s total operating expenses for Grand Gulf (including depreciation at a specified rate and expenses incurred in a permanent shutdown of Grand Gulf) and interest charges. The September 1989 write-off of System Energy’s investment in Grand Gulf 2, amounting to approximately $900 million, is being amortized for Availability Agreement purposes over 27 years.

The allocation percentages under the Availability Agreement are fixed as follows: Entergy Arkansas - 17.1%; Entergy Louisiana - 26.9%; Entergy Mississippi - 31.3%; and Entergy New Orleans - 24.7%. The allocation percentages

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy under the Availability Agreement would remain in effect and would govern payments made under such agreement in the event of a shortfall of funds available to System Energy from other sources, including payments under the Unit Power Sales Agreement.

System Energy has assigned its rights to payments and advances from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the Availability Agreement as security for its first mortgage bonds and reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 to the financial statements under “Sale and Leaseback Transactions - Grand Gulf Lease Obligations.”  In these assignments, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans further agreed that, in the event they were prohibited by governmental action from making payments under the Availability Agreement (for example, if the FERC reduced or disallowed such payments as constituting excessive rates), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

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

The obligations of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to make payments under the Availability Agreement are subject to the receipt and continued effectiveness of all necessary regulatory approvals.  Sales of capacity and energy under the Availability Agreement would require that the Availability Agreement be submitted to the FERC for approval with respect to the terms of such sale. No such filing with the FERC has been made because sales of capacity and energy from Grand Gulf are being made pursuant to the Unit Power Sales Agreement.  If, for any reason, sales of capacity and energy are made in the future pursuant to the Availability Agreement, the jurisdictional portions of the Availability Agreement would be submitted to the FERC for approval.

Since commercial operation of Grand Gulf began, payments under the Unit Power Sales Agreement to System Energy have exceeded the amounts payable under the Availability Agreement and, therefore, no payments under the Availability Agreement have ever been required.  If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments because their Availability Agreement obligations exceed their Unit Power Sales Agreement obligations.

The Availability Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, without further consent of any assignees or other creditors.

Capital Funds Agreement

System Energy and Entergy Corporation have entered into the Capital Funds Agreement, whereby Entergy Corporation has agreed to supply System Energy with sufficient capital to (i) maintain System Energy’s equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt) and (ii) permit the continued commercial operation of Grand Gulf and pay in full all indebtedness for borrowed money of System Energy when due.

Entergy Corporation has entered into various supplements to the Capital Funds Agreement. System Energy has assigned its rights under such supplements as security for its first mortgage bonds and for reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy described in Note 10 to the financial statements under “Sale and Leaseback Transactions - Grand Gulf Lease Obligations.”  Each such supplement provides that permitted indebtedness for borrowed money incurred by System Energy in connection with the financing of Grand Gulf may be secured by System Energy’s rights under the Capital Funds Agreement on a pro rata basis (except for the Specific Payments, as defined below). In addition, in the supplements to the Capital Funds Agreement relating to the specific indebtedness being secured, Entergy Corporation has agreed to make cash capital contributions directly to System Energy sufficient to enable System Energy to make payments when due on such indebtedness (Specific Payments). However, if there is an event of default, Entergy Corporation must make those payments directly to the holders of indebtedness benefiting from the supplemental agreements. The payments (other than the Specific Payments) must be made pro rata according to the amount of the respective obligations benefiting from the supplemental agreements.

The Capital Funds Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, upon obtaining the consent, if required, of those holders of System Energy’s indebtedness then outstanding who have received the assignments of the Capital Funds Agreement.

Service Companies

Entergy Services, a corporation wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the Utility operating companies, but also provides services to Entergy Wholesale Commodities. Entergy Operations is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy, respectively.  Entergy Services and Entergy Operations provide their services to the Utility operating companies and System Energy on an “at cost” basis, pursuant to cost allocation methodologies for these service agreements that were approved by the FERC.

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.  Entergy Texas now owns all Entergy Gulf States, Inc. distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, undivided 42.5% ownership shares of Entergy Gulf States, Inc.’s 70% ownership interest in Nelson 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana, and other assets and contract rights to the extent related to utility operations in Texas.  Entergy Gulf States Louisiana now owns all of the remaining assets that were owned by Entergy Gulf States, Inc.  On a book value basis, approximately 58.1% of the Entergy Gulf States, Inc. assets were allocated to Entergy Gulf States Louisiana and approximately 41.9% were allocated to Entergy Texas.

Entergy Texas purchases from Entergy Gulf States Louisiana pursuant to a life-of-unit purchased power agreement (PPA) a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation.  Entergy Texas was allocated a share of River Bend’s nuclear and environmental liabilities that is identical to the share of the plant’s output purchased by Entergy Texas under the PPA.  Entergy Gulf States Louisiana purchases a 57.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Texas, and Entergy Texas purchases a 42.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Gulf States Louisiana.  The PPAs associated with the gas-fired generating plants will terminate when the unit(s) is/are removed from Entergy System dispatch.  The dispatch and operation of the generating plants did not change as a result of the jurisdictional separation.  The LPSC staff has asserted that the PPAs would terminate if Entergy Texas and Entergy Gulf States Louisiana join MISO.  Entergy Gulf States Louisiana filed testimony opposing that position.  The LPSC stayed consideration of this issue until December 31, 2013. No further action has been taken regarding this matter. See additional discussion of the PPAs in the "Federal Regulation - Entergy's Integration Into the MISO Regional

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Transmission Organization" section in Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis.

Earnings Ratios of Registrant Subsidiaries

The Registrant Subsidiaries’ ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends or distributions pursuant to Item 503 of SEC Regulation S-K are as follows:

	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2013	2012	2011	2010	2009
Entergy Arkansas	3.62	3.79	4.31	3.91	2.39
Entergy Gulf States Louisiana	3.63	3.48	4.36	3.58	2.99
Entergy Louisiana	3.13	2.08	1.86	3.41	3.52
Entergy Mississippi	3.19	2.79	3.55	3.35	3.31
Entergy New Orleans	1.93	3.02	5.37	4.43	3.61
Entergy Texas	1.94	1.76	2.34	2.10	1.92
System Energy	5.66	5.12	3.85	3.64	3.73

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends or Distributions Years Ended December 31,
	2013	2012	2011	2010	2009
Entergy Arkansas	3.25	3.36	3.83	3.60	2.09
Entergy Gulf States Louisiana	3.57	3.43	4.30	3.54	2.95
Entergy Louisiana	2.92	1.93	1.70	3.19	3.27
Entergy Mississippi	2.97	2.59	3.27	3.16	3.06
Entergy New Orleans	1.74	2.67	4.74	4.08	3.33

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Entergy Wholesale Commodities

Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants, five of which are located in the Northeast United States, with the sixth located in Michigan, and is primarily focused on selling electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities revenues are primarily derived from sales of energy and generation capacity from these plants.  This business also provides services to other nuclear power plant owners. Entergy Wholesale Commodities also owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Entergy Wholesale Commodities also provides operations and management services, including decommissioning services, to nuclear power plants owned by other utilities in the United States.

Entergy Wholesale Commodities also includes the ownership of, or participation in joint ventures that own, non-nuclear power plants and the sale to wholesale customers of the electric power produced by these plants.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Property

Nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership of the following nuclear power plants:

Power Plant	Market	In Service Year	Acquired	Location	Capacity- Reactor Type	License Expiration Date
Pilgrim	IS0-NE	1972	July 1999	Plymouth, MA	688 MW - Boiling Water	2032
FitzPatrick	NYISO	1975	Nov. 2000	Oswego, NY	838 MW - Boiling Water	2034
Indian Point 3	NYISO	1976	Nov. 2000	Buchanan, NY	1,041 MW - Pressurized Water	2015
Indian Point 2	NYISO	1974	Sept. 2001	Buchanan, NY	1,028 MW - Pressurized Water	2013 (b)
Vermont Yankee (a)	IS0-NE	1972	July 2002	Vernon, VT	605 MW - Boiling Water	2032
Palisades	MISO	1971	Apr. 2007	Covert, MI	811 MW - Pressurized Water	2031

(a)	In August 2013, Entergy announced plans to close and decommission Vermont Yankee. The plant is expected to cease power production in the fourth quarter 2014 after its current fuel cycle.

(b)
The original expiration date of the NRC operating license for Indian Point 2 was September 28, 2013. Indian Point Unit 2 has now entered its “period of extended operation” after expiration of the plant’s initial license term under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency. The Indian Point license renewal application qualifies for timely renewal protection because it met NRC regulatory standards for timely filing.

Entergy Wholesale Commodities also includes the ownership of two non-operating nuclear facilities, Big Rock Point in Michigan and Indian Point 1 in New York that were acquired when Entergy purchased the Palisades and Indian Point 2 nuclear plants, respectively.  These facilities are in various stages of the decommissioning process.

In March 2011 and May 2012 the NRC renewed the operating licenses of Vermont Yankee and Pilgrim, respectively, for an additional 20 years, as a result of which each license now expires in 2032.  For additional discussion regarding the decision to cease operation of the Vermont Yankee plant in the fourth quarter 2014, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.

The original expiration date of the NRC operating license for Indian Point 2 was in September 2013 and the original expiration date of the NRC operating license for Indian Point 3 is in December 2015. NRC license renewal applications are in process for both of these plants. Under federal law, nuclear power plants may continue to operate beyond their original license expiration dates while their renewal applications are pending NRC approval. Indian Point Unit 2 has now entered its “period of extended operation” after expiration of the plant’s initial license term under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency. The Indian Point license renewal application qualifies for timely renewal protection because it met NRC regulatory standards for timely filing. For additional discussion of the license renewal applications, see "Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Plants" in Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Non-nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership, or interests in joint ventures that own, the following non-nuclear power plants:

Plant	Location	Ownership	Net Owned Capacity(a)	Type
Rhode Island State Energy Center; 583 MW	Johnston, RI	100%	583 MW	Gas
Independence Unit 2; 842 MW	Newark, AR	14%	121 MW(b)	Coal
Top of Iowa; 80 MW (c)	Worth County, IA	50%	40 MW	Wind
White Deer; 80 MW (c)	Amarillo, TX	50%	40 MW	Wind
RS Cogen; 425 MW (c)	Lake Charles, LA	50%	213 MW	Gas/Steam
Nelson 6; 550 MW	Westlake, LA	11%	60 MW(b)	Coal

(a)	“Net Owned Capacity” refers to the nameplate rating on the generating unit.

(b)
The owned MW capacity is the portion of the plant capacity owned by Entergy Wholesale Commodities.  For a complete listing of Entergy’s jointly-owned generating stations, refer to “Jointly-Owned Generating Stations” in Note 1 to the financial statements.

(c)	Indirectly owned through interests in unconsolidated joint ventures.

Entergy retired the 544 MW Ritchie Unit 2 gas/oil plant in November 2013.

Independent System Operators

The Pilgrim and Vermont Yankee and Rhode Island plants fall under the authority of the Independent System Operator (ISO) New England and the FitzPatrick and Indian Point plants fall under the authority of the New York Independent System Operator (NYISO).  The Palisades plant falls under the authority of the MISO.  The primary purpose of ISO New England, NYISO, and MISO is to direct the operations of the major generation and transmission facilities in their respective regions; ensure grid reliability; administer and monitor wholesale electricity markets; and plan for their respective region’s energy needs.

Energy and Capacity Sales

As a wholesale generator, Entergy Wholesale Commodities's core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’s forward fixed price power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  See “Market and Credit Risk Sensitive Instruments” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for additional information regarding these contracts.

As part of the purchase of the Palisades plant, Entergy executed a 15-year PPA with the seller, Consumers Energy, for 100% of the plant’s output, excluding any future uprates.  Under the purchased power agreement, Consumers Energy will receive the value of any new environmental credits for the first ten years of the agreement.  Palisades and Consumers Energy will share on a 50/50 basis the value of any new environmental credits for years 11 through 15 of the agreement.  The environmental credits are defined as benefits from a change in law that causes capability of the

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy plant as of the purchase date to become a tradable attribute (e.g., emission credit, renewable energy credit, environmental credit, “green” credit, etc.) or otherwise to have a market value.

Customers

Entergy Wholesale Commodities's customers for the sale of both energy and capacity from its nuclear plants include retail power providers, utilities, electric power co-operatives, power trading organizations and other power generation companies.  These customers include Consolidated Edison and Consumers Energy, companies from which Entergy purchased plants, and ISO New England, NYISO, and MISO.  Substantially all of the counterparties or their guarantors for the planned energy output under contract for Entergy Wholesale Commodities nuclear plants have public investment grade credit ratings.

Competition

The ISO New England and NYISO markets are highly competitive.  Entergy Wholesale Commodities has numerous competitors in New England and New York, including generation companies affiliated with regulated utilities, other independent power producers, municipal and co-operative generators, owners of co-generation plants and wholesale power marketers.  Entergy Wholesale Commodities is an independent power producer, which means it generates power for sale to third parties at day ahead or spot market prices to the extent that the power is not sold under a fixed price contract.  Municipal and co-operative generators also generate power but use most of it to deliver power to their municipal or co-operative power customers.  Owners of co-generation plants produce power primarily for their own consumption.  Wholesale power marketers do not own generation; rather they buy power from generators or other market participants and resell it to retail providers or other market participants.  Competition in the New England and New York power markets is affected by, among other factors, the amount of generation and transmission capacity in these markets.  MISO does not have a centralized clearing capacity market, but load serving entities do meet the majority of their capacity needs through bilateral contracts and self-supply with a smaller portion coming through voluntary MISO auctions.  The majority of Palisades’s current output is contracted to Consumers Energy through 2022 and, therefore, Entergy Wholesale Commodities does not expect to be materially affected by competition in the MISO market in the near term.

Seasonality

Entergy Wholesale Commodities's revenues and operating income are subject to fluctuations during the year due to seasonal factors, weather conditions, and contract pricing.  Refueling outages are generally scheduled for the spring and the fall, and cause volumetric decreases during those seasons.  When outdoor and cooling water temperatures are lower, generally during colder months, Entergy Wholesale Commodities nuclear power plants operate more efficiently, and consequently, generate more electricity.  Many of Entergy Wholesale Commodities’s contracts provide for shaped pricing over the course of the year.  As a result of these factors, Entergy Wholesale Commodities’s revenues are typically higher in the first and third quarters than in the second and fourth quarters.

Fuel Supply

Nuclear Fuel

See “Fuel Supply, Nuclear Fuel” in the Utility portion of Part I, Item 1 for a discussion of the nuclear fuel cycle and markets.  Entergy Nuclear Fuels Company, a wholly-owned subsidiary, is responsible for contracts to acquire nuclear materials, except for fuel fabrication, for Entergy Wholesale Commodities nuclear power plants, while Entergy Nuclear Operations, Inc. acts as the agent for the purchase of nuclear fuel assembly fabrication services.  All contracts for the disposal of spent nuclear fuel are between the DOE and each of the nuclear power plants.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Other Business Activities

Entergy Nuclear Power Marketing, LLC (ENPM) was formed in 2005 to centralize the power marketing function for Entergy Wholesale Commodities nuclear plants.  Upon its formation, ENPM entered into long-term power purchase agreements with the Entergy Wholesale Commodities subsidiaries that own nuclear power plants (generating subsidiaries).  As part of a series of agreements, ENPM agreed to assume and/or otherwise service the existing power purchase agreements that were in effect between the generating subsidiaries and their customers.  ENPM functions include origination of new energy and capacity transactions and generation scheduling.

Entergy Nuclear, Inc. pursues service agreements with other nuclear power plant owners who seek the advantages of Entergy’s scale and expertise but do not necessarily want to sell their assets.  Services provided by either Entergy Nuclear, Inc. or other Entergy Wholesale Commodities subsidiaries include engineering, operations and maintenance, fuel procurement, management and supervision, technical support and training, administrative support, and other managerial or technical services required to operate, maintain, and decommission nuclear electric power facilities.  Entergy Nuclear, Inc. provided decommissioning services for the Maine Yankee nuclear power plant and continues to pursue opportunities for Entergy Wholesale Commodities with other nuclear plant owners through operating agreements.

Entergy Nuclear, Inc. also offers operating license renewal and life extension services to nuclear power plant owners.  TLG Services, a subsidiary of Entergy Nuclear Inc., offers decommissioning, engineering, and related services to nuclear power plant owners.  In April 2009, Entergy announced that it will team with energy firm ENERCON to offer nuclear development services ranging from plant relicensing to full-service, new plant deployment.  ENERCON has experience in engineering, environmental, technical and management services.

In September 2003, Entergy agreed to provide plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska.  The original contract was to expire in 2014 corresponding to the original operating license life of the plant.  In 2006 an Entergy subsidiary signed an agreement to provide license renewal services for the Cooper Nuclear Station.  The Cooper Nuclear Station received its license renewal from the NRC on November 29, 2010.  Entergy continues to provide implementation services for the renewed license.  In 2010 an Entergy subsidiary signed an agreement to extend the management support services to Cooper Nuclear Station by 15 years, through January 2029.

Regulation of Entergy’s Business

Federal Power Act

The Federal Power Act provides the FERC the authority to regulate:

•	the transmission and wholesale sale of electric energy in interstate commerce;

•	sales or acquisition of certain assets;

•	securities issuances;

•	the licensing of certain hydroelectric projects;

•	certain other activities, including accounting policies and practices of electric and gas utilities; and

•	changes in control of FERC jurisdictional entities or rate schedules.

The Federal Power Act gives the FERC jurisdiction over the rates charged by System Energy for Grand Gulf capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans and over some of the rates charged by Entergy Arkansas and Entergy Gulf States Louisiana.  The FERC also regulates the provisions of the System Agreement, including the rates, and the provision of transmission service to wholesale market participants. The FERC also regulates the MISO RTO, an independent entity that maintains functional control over the combined transmission systems of its members and administers wholesale energy, capacity, and ancillary services markets for market participants in the MISO region, including the Utility operating companies. FERC

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy regulation of the MISO RTO includes regulation of the design and implementation of the wholesale markets administered by the MISO RTO, as well as the rates, terms, and conditions of open access transmission service over the member systems and the allocation of costs associated with transmission upgrades.

Entergy Arkansas holds a FERC license that expires in 2053 for two hydroelectric projects totaling 70 MW of capacity.

State Regulation

Utility

Entergy Arkansas is subject to regulation by the APSC, which includes the authority to:

•	oversee utility service;

•	set retail rates;

•	determine reasonable and adequate service;

•	control leasing;

•	control the acquisition or sale of any public utility plant or property constituting an operating unit or system;

•	set rates of depreciation;

•	issue certificates of convenience and necessity and certificates of environmental compatibility and public need; and

•	regulate the issuance and sale of certain securities.

Additionally, Entergy Arkansas serves a limited number of retail customers in Tennessee and as a result, may be required to submit certain matters approved by the APSC for consideration by the Tennessee Regulatory Authority. Additionally, Entergy Arkansas maintains limited facilities in Missouri but does not provide retail electric service to customers in Missouri. Although Entergy Arkansas obtained a certificate with respect to its Missouri facilities, Entergy Arkansas is not subject to the retail rate or regulatory scheme in Missouri.

Entergy Gulf States Louisiana’s electric and gas business and Entergy Louisiana are subject to regulation by the LPSC as to:

•	utility service;

•	retail rates and charges;

•	certification of generating facilities;

•	certification of power or capacity purchase contracts;

•	audit of the fuel adjustment charge, environmental adjustment charge, and avoided cost payment to Qualifying Facilities;

•	integrated resource planning;

•	utility mergers and acquisitions and other changes of control; and

•	depreciation and other matters.

Entergy Louisiana is also subject to the jurisdiction of the City Council with respect to such matters within Algiers in Orleans Parish, although the precise scope of that jurisdiction differs from that of the LPSC.

Entergy Mississippi is subject to regulation by the MPSC as to the following:

•	utility service;

•	service areas;

•	facilities;

•	certification of generating facilities and certain transmission projects;

•	retail rates;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•	fuel cost recovery;

•	depreciation rates; and

•	mergers and changes of control.

Entergy Mississippi is also subject to regulation by the APSC as to the certificate of environmental compatibility and public need for the Independence Station, which is located in Arkansas.

Entergy New Orleans is subject to regulation by the City Council as to the following:

•	utility service;

•	retail rates and charges;

•	standards of service;

•	depreciation,

•	issuance and sale of certain securities; and

•	other matters.

To the extent authorized by governing legislation, Entergy Texas is subject to the original jurisdiction of the municipal authorities of a number of incorporated cities in Texas with appellate jurisdiction over such matters residing in the PUCT.  Entergy Texas is also subject to regulation by the PUCT as to:

•	retail rates and service in unincorporated areas of its service territory, and in municipalities that have ceded jurisdiction to the PUCT;

•	customer service standards;

•	certification of certain transmission projects; and

•	extensions of service into new areas.

Regulation of the Nuclear Power Industry

Atomic Energy Act of 1954 and Energy Reorganization Act of 1974

Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements.  The NRC has broad authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend, Waterford 3, and Grand Gulf, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC.  Entergy subsidiaries in the Entergy Wholesale Commodities segment are subject to the NRC’s jurisdiction as the owners and operator of Pilgrim, Indian Point Energy Center, FitzPatrick, Vermont Yankee, and Palisades.  Substantial capital expenditures at Entergy’s nuclear plants because of revised safety requirements of the NRC could be required in the future.

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors.  Entergy’s nuclear owner/licensee subsidiaries provide for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982.  The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date.  Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy liability as of December 31, 2013 of $181.3 million for the one-time fee.  Entergy accepted assignment of the Pilgrim, FitzPatrick and Indian Point 3, Indian Point 1 and 2, Vermont Yankee, Palisades, and Big Rock Point spent fuel disposal contracts with the DOE held by their previous owners.  The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants.  The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1.6 billion (exclusive of amounts relating to Entergy plants that were paid or are owed by prior owners of those plants).

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada. The DOE is required by law to proceed with the licensing (the DOE filed the license application in June 2008) and, after the license is granted by the NRC, proceed with the repository construction and commencement of receipt of spent fuel. Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. The DOE continues to delay meeting its obligation. Moreover, the Obama administration has taken specific steps to discontinue the Yucca Mountain project and study a new spent fuel strategy. Such actions included a motion to the NRC to withdraw the license application with prejudice and the establishment of a commission to develop recommendations for alternative spent fuel storage solutions. In August 2013 the U.S. Court of Appeals for the D.C. Circuit ordered the NRC to continue with the Yucca Mountain license review, but only to the extent of funds previously appropriated by Congress for that purpose and not yet used. This amount of money is not expected to complete the review. The government has taken no effective action to date related to the recommendations of the appointed spent fuel study commission. Accordingly, large uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy's facilities for storage or disposal. As a result, continuing future expenditures will be required to increase spent fuel storage capacity at Entergy's nuclear sites.

Following the current Presidential administration’s defunding of the Yucca Mountain spent fuel repository program, the National Association of Regulatory Utility Commissioners and others sued the government seeking cessation of collection of the one mill fees mentioned above. On November 19, 2013, the D.C. Circuit Court of Appeals ordered the DOE to submit a proposal to Congress to reset the fee to zero until the DOE complies with the Nuclear Waste Policy Act or Congress enacts an alternative waste disposal plan. On January 3, 2014, the DOE submitted the proposal to Congress under protest, but on that same date, filed a petition for rehearing with the D.C. Circuit. Unless the fee proposal is withdrawn or other contrary court or legislative action is taken, the proposal will become the new fee after a statutorily required waiting period.

As a result of the DOE's failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy's nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. In November 2003 these subsidiaries, except for the owner of Palisades, began litigation to recover the damages caused by the DOE's delay in performance. In October 2007 the U.S. Court of Federal Claims awarded $48.7 million jointly to System Fuels and Entergy Arkansas in damages related to the DOE's breach of its obligations. In a revised decision issued in March 2010, the court awarded $9.7 million jointly to System Fuels, System Energy, and SMEPA. Also in March 2010, in two separate decisions, the court awarded $106.1 million to Entergy Nuclear Indian Point 2, and $4.2 million to Entergy Nuclear Generation Company (the owner of Pilgrim). In September 2010 the court awarded $46.6 million to Entergy Nuclear Vermont Yankee. All of these decisions were appealed by the DOE to the U.S. Court of Appeals for the Federal Circuit (Federal Circuit). In September 2011 the Federal Circuit affirmed most of the Entergy Nuclear Generation Company award for Pilgrim, but remanded to the trial court for recalculation of certain damages. In April 2012 the U.S. Court of Federal Claims entered a final judgment in the amount of approximately $4 million in the Pilgrim case, and Entergy received payment of that amount in April 2013. In January 2012 the Federal Circuit affirmed the System Fuels and Entergy Arkansas award in large part, and reversed the trial court’s denial of certain damages sought, but remanded to the trial court for recalculation of certain damages. In April 2013 the U.S. Court of Federal Claims issued a judgment in favor of Entergy Arkansas and against the DOE in the remanded spent fuel case for damages in the amount of $47.8 million and Entergy Arkansas received

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy payment from the U.S. Treasury in August 2013. Also in January 2012, the Federal Circuit affirmed the System Fuels, System Energy and SMEPA award, and reversed the trial court’s denial of certain damages, raising the final award to $10.2 million, and in April 2012 the U.S. Court of Federal Claims issued a final judgment and Entergy received payment of that amount from the U.S. Treasury in June 2012. In April 2012 the Federal Circuit issued a decision in the appeal in the Entergy Nuclear Indian Point 2 case. In that decision, the Federal Circuit reversed certain damages awarded to Entergy, but also reversed the trial court's denial of certain overhead costs. The revisions to the award reduced the net amount from approximately $106 million to approximately $103 million, and Entergy received payment of that amount from the U.S. Treasury in August 2012. In June 2012 the Federal Circuit issued a decision in the appeal of the Vermont Yankee case. In that decision, the Federal Circuit reversed certain damages awarded to Entergy, but again reversed the trial court’s denial of certain overhead costs. The revisions to the award reduced the net amount from approximately $47 million to approximately $41 million. On December 31, 2012, time for any appeals of the Vermont Yankee judgment expired without any appeals being filed, and that judgment became final. Entergy received payment of the $41 million in April 2013. In September 2012, Entergy Nuclear Palisades, LLC filed suit against the DOE for damages from the DOE's breach of the spent fuel disposal contract accruing at Palisades and Big Rock Point since the date of acquisition of those sites from Consumers Energy Company in 2007. In April 2013 the U.S. Court of Appeals for the Federal Circuit issued a ruling in favor of Entergy Nuclear FitzPatrick and Entergy Nuclear Indian Point 3 and against the DOE that the DOE may not raise as a defense to damages claims in the spent fuel litigation a claim that it was unavoidably delayed in commencing performance. Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are providing their own spent fuel storage.  Storage capability additions using dry casks began operations at Palisades in 1993, at ANO in 1996, at FitzPatrick in 2002, at River Bend in 2005, at Grand Gulf in 2006, at Indian Point and Vermont Yankee in 2008, and at Waterford 3 in 2011.  These facilities will be expanded as needed.  Current on-site spent fuel storage capacity at Pilgrim is estimated to be sufficient until 2014, by which time dry cask storage facilities are planned to be placed into service at that unit.

Nuclear Plant Decommissioning

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Texas, and System Energy are entitled to recover from customers through electric rates the estimated decommissioning costs for ANO, the portion of River Bend subject to retail rate regulation, Waterford 3, and Grand Gulf, respectively.  The collections are deposited in trust funds that can only be used for future decommissioning costs.  Entergy periodically reviews and updates the estimated decommissioning costs to reflect inflation and changes in regulatory requirements and technology, and then makes applications to the regulatory authorities to reflect, in rates, the changes in projected decommissioning costs.

Following a review in 2009, Entergy concluded that there was a funding shortfall for Vermont Yankee of approximately $40 million, which it satisfied with a $40 million guarantee from Entergy Corporation that is still in place.  On July 28, 2010, the LPSC approved increased decommissioning collections for Waterford 3 and the Louisiana regulated share of River Bend and on December 13, 2010, the PUCT approved increased decommissioning collections for the Texas share of River Bend, to address previously identified funding shortfalls.  Entergy currently believes its decommissioning funding will be sufficient for its nuclear plants subject to retail rate regulation, although decommissioning cost inflation and trust fund performance will ultimately determine the adequacy of the funding amounts.

For the Indian Point 3 and FitzPatrick plants purchased in 2000, NYPA retained the decommissioning trusts and the decommissioning liabilities.  NYPA and Entergy subsidiaries executed decommissioning agreements, which specify their decommissioning obligations.  NYPA has the rights to require the Entergy subsidiaries to assume each of the decommissioning liabilities provided that it assigns the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries.  If the decommissioning liabilities are retained by NYPA, the responsible Entergy

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy subsidiary will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts.

In March 2013, Entergy Operations and Entergy Nuclear Operations made filings with the NRC reporting on decommissioning funding for Entergy’s nuclear plants. Those reports all showed that decommissioning funding for the nuclear plants met the NRC’s financial assurance requirements.

Additional information with respect to Entergy’s decommissioning costs and decommissioning trust funds is found in Note 9 and Note 17 to the financial statements.

Price-Anderson Act

The Price-Anderson Act requires that reactor licensees purchase and maintain the maximum amount of nuclear liability insurance available and participate in an industry assessment program called Secondary Financial Protection in order to protect the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025.  The Price-Anderson Act limits the contingent liability for a single nuclear incident to a maximum assessment of approximately $127.318 million per reactor (with 104 nuclear industry reactors currently participating).  In the case of a nuclear event in which Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, System Energy, or Entergy Wholesale Commodities is liable, protection is afforded through a combination of private insurance and the Secondary Financial Protection program. In addition to this, insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units is also purchased.  The Price-Anderson Act and insurance applicable to the nuclear programs of Entergy are discussed in more detail in Note 8 to the financial statements.

Environmental Regulation

Entergy’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy’s businesses are in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance requirements and costs cannot be precisely estimated.  Except to the extent discussed below, at this time compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Entergy’s businesses and is not expected to have a material effect on their competitive position, results of operations, cash flows, or financial position.

Clean Air Act and Subsequent Amendments

The Clean Air Act and its amendments establish several programs that currently or in the future may affect Entergy’s fossil-fueled generation facilities and, to a much lesser extent, certain operations at nuclear and other  facilities.  Individual states also operate similar independent state programs or delegated federal programs that may include requirements more stringent than federal regulatory requirements.  These programs include:

•	New source review and preconstruction permits for new sources of criteria air pollutants, new and existing sources of greenhouse gases, and significant modifications to existing facilities;

•	Acid rain program for control of sulfur dioxide (SO2) and nitrogen oxides (NOx);

•
Nonattainment area programs for control of criteria air pollutants, which could include fee assessments for air pollutant emission sources under Section 185 of the Clean Air Act if attainment is not reached in a timely manner;

•	Hazardous air pollutant emissions reduction programs;

•	Interstate Air Transport;

•	Operating permits program for administration and enforcement of these and other Clean Air Act programs;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•	Regional Haze and Best Available Retrofit Technology programs; and

•	New and existing source standards for greenhouse gas emissions.

New Source Review (NSR)

Preconstruction permits are required for new facilities and for existing facilities that undergo a modification that results in a significant net emissions increase and is not classified as routine repair, maintenance, or replacement.  Units that undergo certain non-routine modifications must obtain a permit modification and may be required to install additional air pollution control technologies. Entergy has an established process for identifying modifications requiring additional permitting approval and has followed the regulations and associated guidance provided by the states and the federal government with regard to the determination of routine repair, maintenance, and replacement.  In recent years, however, the EPA has begun an enforcement initiative, aimed primarily at coal plants, to identify modifications that it does not consider routine for which the unit did not obtain a modified permit.  Various courts and the EPA have been inconsistent in their judgments regarding modifications that are considered routine.

In February 2011, Entergy received a request from the EPA for several categories of information concerning capital and maintenance projects at the White Bluff and Independence facilities, both located in Arkansas, in order to determine compliance with the Clean Air Act.  In August 2011, Entergy’s Nelson facility, located in Louisiana, received a similar request for information from the EPA.  Entergy responded to both requests.  Neither EPA request for information alleged that the facilities are in violation of law.

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

Ozone Nonattainment

Entergy Texas operates one fossil-fueled generating unit (Lewis Creek) in a geographic area that is not in attainment of the currently-enforced national ambient air quality standards (NAAQS) for ozone.  The nonattainment area that affects Entergy Texas is the Houston-Galveston-Brazoria area.  Areas in nonattainment are classified as "marginal," "moderate," "serious," or "severe."  When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

The Houston-Galveston-Brazoria area was originally classified as "moderate" nonattainment under the 8-hour ozone standard with an attainment date of June 15, 2010.  On June 15, 2007, the Texas governor petitioned the EPA to reclassify Houston-Galveston-Brazoria from "moderate" to "severe" and the EPA granted the request on October 1, 2008.  The area's new attainment date for the 8-hour ozone standard is as expeditiously as practicable, but no later than June 15, 2019.

In March 2008, the EPA revised the NAAQS for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  On April 30, 2012, the EPA released its final non-attainment designations for the 2008 ozone NAAQS.  In Entergy’s utility service area, the Houston-Galveston-Brazoria, Texas; Baton Rouge, Louisiana; and Memphis, Tennessee/Mississippi/Arkansas areas were designated as in “marginal” nonattainment.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

For these marginal areas attainment must be demonstrated no later than December 31, 2015 (with EPA evaluating whether the area attained the standard based on monitored ozone data from 2013-2015).  In the final designation rule, EPA states that it anticipates the marginal areas will be able to attain by that date based upon reductions attendant with other rules and programs such as the interstate transport rules.  Entergy facilities in these areas may be subject to installation of NOx controls, but the degree of control will remain unknown until the states are further along in implementing in the marginal areas.   Entergy will continue to monitor and engage in the state’s implementation process in Entergy states.

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA has indicated that it will delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard. In July 2013 EPA issued final designations for these areas. In Entergy's utility service territory, only St. Bernard Parish in Louisiana is designated as non-attainment for the SO2 1-hour national ambient air quality standard of 75 parts per billion. Entergy does not have a generation asset in that parish. In all other areas, analysis is required once EPA issues additional final regulations and guidance. Additional capital projects or operational changes may be required for Entergy facilities in these areas.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011 and the rule became effective in April 2012. Entergy currently is on schedule to have the required controls in place for compliance at Entergy’s coal-fired units. Compliance with MATS is required by the Clean Air Act within three years, or by 2015, although certain extensions of this deadline are available from state permit authorities and the EPA. Entergy has applied for and received a one-year extension, as allowed by the Clean Air Act, for its affected facilities in Arkansas and Louisiana.

Cross-State Air Pollution

In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), which was intended to reduce SO2 and NOx emissions from electric generation plants in order to improve air quality in twenty-nine eastern states.  The rule required a combination of investment of capital to install pollution control equipment and increased operating costs through the purchase of emission allowances.  Entergy began implementation in 2007, including installation of controls at several facilities and the development of an emission allowance procurement strategy.

Based on several court challenges, the CAIR was vacated and remanded to the EPA by the D.C. Circuit in 2008.  The court allowed the CAIR to become effective in January 2009, while the EPA revised the rule.  On July 7, 2011, the EPA released its final Cross-State Air Pollution Rule (CSAPR, which previously was referred to as the Transport Rule).  The rule was directed at limiting the interstate transport of emissions of NOx and SO2 as precursors to ozone and fine particulate matter.  The final rule provided a significantly lower number of allowances to Entergy’s Utility states than did the draft rule.  Entergy’s capital investment and annual allowance purchase costs under the CSAPR would depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, generation unit utilization, and the availability and cost of purchased power.

Entergy filed a petition for review with the United States Court of Appeals for the D.C. Circuit and a petition with the EPA for reconsideration of the rule and stay of its effectiveness. Several other parties filed similar petitions. In December 2011 the Court of Appeals for the D.C. Circuit Court stayed CSAPR and instructed the EPA to continue administering CAIR, pending further judicial review. In August 2012 the court issued a decision vacating CSAPR and leaving CAIR in place pending the promulgation of a lawful replacement for both rules. In January 2013 the court denied petitions for reconsideration filed by the EPA and certain states and intervenors. In March 2013 the EPA and other parties filed petitions for certiorari with the U.S. Supreme Court. The U.S. Supreme Court issued an order in

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

June 2013 granting the EPA’s and environmental groups’ petitions for review of the D.C. Circuit’s decision vacating CSAPR. Oral argument occurred in December 2013 and a decision is expected by mid-2014. Entergy is complying with CAIR as it continues to be implemented until further instruction from the court or the EPA.

Regional Haze

In June 2005, the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology (BART) on certain of Entergy’s coal and oil generation units.  The rule leaves certain CAVR determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.  The ADEQ determined that Entergy Arkansas’s White Bluff power plant affects a Class I Area’s visibility and will be subject to the EPA’s presumptive BART limits, which likely would require the installation of scrubbers and low NOx burners.  Under then-current state regulations, the scrubbers would have had to be operational by October 2013.  Entergy Arkansas filed a petition in December 2009 with the Arkansas Pollution Control and Ecology Commission requesting a variance from this deadline because the EPA had expressed concerns about Arkansas’s Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas’s petition requested that, consistent with federal law, the compliance deadline be changed to as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The Arkansas Pollution Control and Ecology Commission approved the variance in March 2010.  In October 2011 the EPA released a proposed rule addressing the Arkansas Regional Haze SIP.  In the proposal the EPA disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.  The final rule was published, mostly unchanged, on March 12, 2012 and became final on April 11, 2012.  The EPA did not issue a Federal Implementation Plan for regional haze requirements because Arkansas has indicated it wishes to revise and resubmit its SIP.  There will be a two-year timeframe in which the EPA must either approve a revised SIP issued by Arkansas or issue a Federal Implementation Plan.  These decisions will impact the timing and level of control installation at White Bluff.

Fine Particle (PM2.5) National Ambient Air Quality Standard

On December 14, 2012, the EPA released regulations that lowered the NAAQS for fine particle pollution or PM2.5.  Currently, the Houston-Galveston-Brazoria counties area in Texas and Pulaski County in Arkansas could potentially be designated as non-attainment of the new NAAQS.  The EPA projections are that these areas will be in attainment by 2020 due to emission reductions from other EPA and state regulations.

The EPA anticipates making initial attainment/nonattainment designations by December 2014, with those designations likely becoming effective in early 2015.  Following nonattainment designation, states with areas designated nonattainment will be required to develop state implementation plans that outline control requirements that enable the affected counties and parishes to reach attainment status.  States would have until 2020 (five years after designations are effective) to meet the revised annual PM2.5 standard.  A state may request a possible extension to 2025 depending on the severity of an area’s fine particle pollution problems and the availability of pollution controls.  Entergy will continue to monitor and engage in the state’s implementation process in Entergy states.

Potential Legislative, Regulatory, and Judicial Developments

In addition to the specific instances described above, there are a number of legislative and regulatory initiatives concerning air emissions, as well as other media, that are under consideration at the federal, state, and local level.  Because of the nature of Entergy’s business, the imposition of any of these initiatives could affect Entergy’s operations.  Entergy continues to monitor these initiatives and activities in order to analyze their potential operational and cost implications.  These initiatives include:

•	designation by the EPA and state environmental agencies of areas that are not in attainment with national ambient air quality standards;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•
introduction of bills in Congress and development of regulations by the EPA proposing further limits on NOx, SO2, mercury, and carbon dioxide and other air emissions.  New legislation or regulations applicable to stationary sources could take the form of market-based cap-and-trade programs, direct requirements for the installation of air emission controls onto air emission sources, or other or combined regulatory programs.  Entergy cannot estimate the effect of any future legislation at this time due to the uncertainty of the regulatory format;

•	efforts in Congress or at the EPA to establish a mandatory federal carbon dioxide emission control structure or unit performance standards;

•	revisions to the estimates of the Social Cost of Carbon used for regulatory impact analysis of Federal laws and regulations;

•	implementation of the Regional Greenhouse Gas Initiative by several states in the northeastern United States and similar actions in other regions of the United States;

•
efforts on the state and federal level to codify renewable portfolio standards, a clean energy standard, or a similar mechanism requiring utilities to produce or purchase a certain percentage of their power from defined renewable energy sources or energy sources with lower emissions;

•
efforts to develop more stringent state water quality standards, effluent limitations for Entergy’s industry sector, stormwater runoff control regulations, and cooling water intake structure requirements;

•	efforts to restrict the previously-approved continued use of oil-filled equipment containing certain levels of PCBs; and

•
efforts by certain external groups to encourage reporting and disclosure of carbon dioxide emissions and risk.  Entergy has prepared responses for the Carbon Disclosure Project’s (CDP) annual questionnaire for the past several years and has given permission for those responses to be posted to CDP’s website.

Entergy continues to support national legislation that would increase planning certainty for electric utilities while addressing carbon dioxide emissions in a responsible and flexible manner.  By virtue of its proportionally large investment in low-emitting gas-fired and nuclear generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per kilowatt-hour of electricity generated.  In anticipation of the potential imposition of carbon dioxide emission limits on the electric industry in the future, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  These voluntary actions included establishment of a formal program to stabilize power plant carbon dioxide emissions at 2000 levels through 2005, and Entergy succeeded in actually reducing emissions below 2000 levels. Total carbon dioxide emissions representing Entergy’s ownership share of power plants in the United States were approximately 53.2 million tons in 2000 and 35.6 million tons in 2005.  In 2006, Entergy changed its method of calculating emissions and now includes emissions from controllable power purchases as well as its ownership share of generation.  Entergy established a second formal voluntary program to stabilize power plant carbon dioxide emissions and emissions from controllable power purchases at 20% below 2000 levels through 2010.  Entergy has extended this commitment through 2020.  Total carbon dioxide emissions representing Entergy’s ownership share of power plants and controllable power purchases in the United States were approximately 46.1 million tons in 2011, approximately 45.5 million tons in 2012, and approximately 46.2 million tons in 2013.

Greenhouse Gas Reporting

In September 2009, the EPA finalized a rule to require reporting of several greenhouse gases.  This rule requires Entergy to report annually greenhouse gas emissions from operating power plants, various combustion sources, certain transmission and distribution equipment, and natural gas distribution operations.

New Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced June 25, 2013, President Obama directed the EPA to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1,

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In September 2013 the EPA issued the proposed NSPS rule for new sources. The rule was published in the Federal Register on January 8, 2014, with comments due on March 10, 2014. Entergy is reviewing the proposal and is engaged with industry associations in the commenting process. Entergy is actively engaged in the rulemaking process.

Nelson Unit 6 (Entergy Gulf States Louisiana)

Entergy Gulf States Louisiana has self-reported to the LDEQ an annual carbon monoxide (CO) emission limit deviation at the Nelson Unit 6 coal-fired facility for the years 2006-2010 and the failure to report these deviations in semi-annual reporting and in annual Title V compliance certifications. Entergy Gulf States Louisiana is not required to monitor carbon monoxide emissions from Nelson Unit 6 using a continuous emissions monitoring system (CEMS). Stack tests performed in 2010 appear to indicate CO emissions in excess of the maximum hourly limit for three - 1 hour test runs; however, comparison of the 2010 stack tests with the most recent previous tests, from 2006, appear to indicate that the permit limits were calculated incorrectly in the Title V Permit application and should have been higher using the 2006 stack test as the basis. The 2010 test emission levels did not cause a violation of NAAQS. Additionally, the 2010 stack testing, which was performed in compliance with an EPA data request connected to the agency’s development of a new air emissions rule, was not taken during a period of normal and representative operations for Nelson 6. Settlement negotiations continue with the LDEQ.

Clean Water Act

The 1972 amendments to the Federal Water Pollution Control Act (known as the Clean Water Act) provide the statutory basis for the National Pollutant Discharge Elimination System (NPDES) permit program and the basic structure for regulating the discharge of pollutants from point sources to waters of the United States.  The Clean Water Act requires virtually all discharges of pollutants to waters of the United States to be permitted.  Section 316(b) of the Clean Water Act regulates cooling water intake structures, section 401 of the Clean Water Act requires a water quality certification from the state in support of certain federal actions and approvals, and section 404 regulates the dredge and fill of waters of the United States, including jurisdictional wetlands.

NPDES Permits and Section 401 Water Quality Certifications

NPDES permits are subject to renewal every five years.  Consequently, Entergy is currently in various stages of the data evaluation and discharge permitting process for its power plants.  Additionally, the State of New York has taken the position that a new state-issued water quality certification is required as part of the NRC license renewal process.  Entergy Wholesale Commodities’s Indian Point nuclear facility in New York is seeking a new Section 401 certification prior to license renewal under full reservation of rights.

Indian Point

Entergy is involved in an administrative permitting process with the New York State Department of Environmental Conservation (NYSDEC) for renewal of the Indian Point 2 and Indian Point 3 discharge permit.  In November 2003 the NYSDEC issued a draft permit indicating that closed cycle cooling would be considered the “best technology available” for minimizing alleged adverse environmental effects attributable to the intake of cooling water at Indian Point, subject to a feasibility determination and alternatives analysis for that technology, if Entergy applied for and received NRC license renewal for Indian Point 2 and Indian Point 3.  Upon becoming effective, the draft permit also would have required payment of approximately $24 million annually, and an annual 42 unit-day outage period, until closed cycle cooling is implemented.  Entergy is participating in the administrative process to request that the draft permit be modified prior to final issuance, and opposes any requirement to install cooling towers at Indian Point.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

An August 2008 ruling by the NYSDEC’s Assistant Commissioner restructured the permitting and administrative process, including the application of a new economic test designed to implement the U.S. Second Circuit Court of Appeals standard in that court’s review of the EPA’s cooling water intake structure rules, which is discussed in the 316(b) Cooling Water Intake Structures section below.  The NYSDEC has directed Entergy to develop detailed feasibility information regarding the construction and operation of cooling towers, and alternatives to closed cycle cooling, prior to the issuance of a new draft permit by the NYSDEC staff and commencement of the adjudicatory proceeding.  The reports include a visual impact and aesthetics report filed in June 2009, a plume and emissions report filed in September 2009, a technical feasibility report and alternatives analysis filed in February 2010, and an economic report to establish whether the technology, if feasible, satisfies the economic test that is part of the New York standard.  Entergy requested that the NYSDEC Assistant Commissioner reconsider the New York standard in light of the U.S. Supreme Court decision reversing the Second Circuit’s alternative economic test adopted in the August 2008 ruling.  In November 2012 the NYSDEC Assistant Commissioner's delegate issued a decision overturning the alternative economic test adopted in the August 2008 ruling and reestablishing the "wholly disproportionate" test derived from previous New York precedent. The wholly disproportionate test considers whether the costs of a technology are wholly disproportionate to the environmental benefits gained from the technology.

In February 2010, Entergy provided to the NYSDEC an updated estimate of the capital cost to retrofit Indian Point 2 and Indian Point 3 with cooling towers. Construction costs for retrofitting with cooling towers are estimated to be at least $1.19 billion, in addition to lost generation of approximately 14.5 terawatt-hours (TWh) during the forced outage of both units that is estimated to take at least 42 weeks. Entergy also proposed an alternative to the cooling towers, the use of cylindrical wedgewire screens, the construction costs of which are now expected to be approximately $250 million to $300 million. Because a cooling tower retrofitting of this size and complexity has never been undertaken at an operating nuclear facility, significant uncertainties exist in the capital cost estimates and, therefore, the actual capital costs could be materially higher than estimated. Moreover, construction outage-related costs to Entergy have not been calculated because of the significant variability in power pricing at any given time, but they are expected to be significant and may exceed the capital costs. The capital cost estimate for the wedgewire screen construction is also subject to uncertainty. Hearings on certain issues began in 2011 in consolidation with certain issues in the water quality certification matter that is discussed further below.

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

In June 2011, Entergy filed notice with the NRC that the NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, has taken longer than one year to take final action on Entergy’s application for a water quality certification and, therefore, had waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act.  The NYSDEC had notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification.  The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued in July 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues.  The ALJs held a Legislative Hearing (agency public comment session) and an Issues Conference (pre-trial conference) in July 2010 and set certain issues for trial in October 2011.

Hearings were held in July 2013 before NYSDEC ALJs on environmental issues related to Indian Point’s wedgewire screen proposal for “best technology available." The ALJs have issued no partial decisions on the several issues that have been litigated during the past two years and have not announced a schedule for doing so. Hearings are scheduled to continue in 2014 and will be followed by post-hearing briefing. After the full hearing on the merits, the

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ALJs will issue a recommended decision to the Commissioner who will then issue the final agency decision.  A party to the proceeding can appeal the decision of the Commissioner to state court.

Pilgrim Nuclear Power Station

On October 9, 2012, EcoLaw, a coalition of several environmental groups, served Entergy Nuclear Generating Company and Entergy Nuclear Operations, Inc. with a notice of intent (NOI) to sue under the Clean Water Act for alleged violations at the Pilgrim Nuclear Power Station.  The NOI alleges 33,253 discharge permit violations since 1994 (including alleged violations prior to Entergy’s ownership; Entergy purchased the plant in 1999) and seeks $25,000 per violation for a total of $831,325,000.  The Clean Water Act states that an alleged violator must be given 60 days notice prior to a citizen’s suit being filed.  Review of the NOI indicates that many of the alleged violations were discharges in compliance with the current EPA facility discharge permit, which the putative plaintiff alleges was improperly issued or modified.  An additional NOI was served by EcoLaw to the same Entergy parties and the Massachusetts Department of Environmental Protection alleging violations of state water quality standards and requesting revocation of the state-issued Section 401 Water Quality Certification associated with the plant’s water discharge permit.  On November 2, 2012 and December 7, 2012, Entergy filed responses to the state and federal notices of intent to sue.  To date, Pilgrim has not received notice that EcoLaw has initiated any lawsuits against Pilgrim.

316(b) Cooling Water Intake Structures

The EPA finalized regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures. The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. In January 2007 the U.S. Second Circuit Court of Appeals remanded the rule to the EPA for reconsideration. The court instructed the EPA to reconsider several aspects of the rule that were beneficial to businesses affected by the rule after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in the rule. In April 2008 the U.S. Supreme Court agreed to review the Second Circuit decision on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to businesses affected by the rule that the Second Circuit disallowed. In March 2009 the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration. The EPA reissued the proposed rule in April 2011, with finalization anticipated by July 27, 2012; however, the EPA extended the deadline to June 27, 2013. EPA further extended the deadline to November 4, 2013 and then again to January 14, 2014 in order to consult with federal resource agencies regarding threatened and endangered species issues. The EPA did not meet the January 14, 2014 deadline. On February 10, 2014, the EPA announced a revised agreement to issue the final rule by April 17, 2014. The revised agreement also states that the EPA does not intend to ask for any more extensions. Entergy filed comments with the EPA on the proposed rule.

Entergy will continue to review the revised proposed rule and monitor the activities of the EPA and the states toward the implementation of Section 316(b) of the Clean Water Act.  Until the final rule is issued by the EPA , deadlines for determining compliance with Section 316(b) and for any required capital or operational expenditures are unknown at this time.  As a result, management cannot predict the amounts Entergy will ultimately be required to spend to comply with Section 316(b) and any related state regulations, although such amounts could be significant.

Coastal Zone Management Act

Before a federal licensing agency (such as the NRC) may issue a major license or permit for an activity within the federally designated coastal zone, the agency must be satisfied that the requirements of the Coastal Zone Management Act (CZMA), as applicable, have been met. In many cases, CZMA requirements are satisfied by the state's written concurrence with a "consistency determination" filed by the federal license applicant explaining why the activity proposed to be federally licensed is consistent with the state's coastal management program. The CZMA gives the

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy state six months to act once the consistency determination is deemed complete; failure to act is treated as a deemed concurrence. Entergy is pursuing three independent paths to ensure that CZMA requirements for Indian Point license renewal are met. For additional discussion of the CZMA proceedings related to Indian Point license renewal see “Part 1, Item 1, Entergy Wholesale Commodities – Property - Nuclear Generating Stations.”
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

Federal Jurisdiction of Waters of the United States

In September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA's release of a draft scientific report on the "connectivity" of waters that the agency says will inform the rulemaking. Entergy is continuing to evaluate these documents and agency actions, but preliminary review indicates that this proposal could significantly increase the number and types of waters included in the EPA's and the U.S. Army Corps of Engineers' jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy's operations.

Groundwater at Certain Nuclear Sites

The NRC requires nuclear power plants to regularly monitor and report the presence of radioactive material in the environment.  Entergy joined other nuclear utilities and the Nuclear Energy Institute in 2006 to develop a voluntary groundwater monitoring and protection program.  This initiative began after detection of very low levels of radioactive material, primarily tritium, in groundwater at several plants in the United States.  Tritium is a radioactive form of hydrogen that occurs naturally and is also a byproduct of nuclear plant operations.  In addition to tritium, other radionuclides have been found in site groundwater at nuclear plants.

As part of the groundwater monitoring and protection program, Entergy has: (1) performed reviews of plant groundwater characteristics (hydrology) and historical records of past events on site that may have potentially impacted groundwater; (2) implemented fleet procedures on how to handle events that could impact groundwater; and (3) installed groundwater monitoring wells and began periodic sampling.  The program also includes protocols for notifying local officials if contamination is found.  To date, radionuclides such as tritium have been detected at Arkansas Nuclear One, FitzPatrick, Indian Point, Palisades, Pilgrim, Grand Gulf, Vermont Yankee, and River Bend.  Each of these sites has installed groundwater monitoring wells and implemented a program for testing groundwater at the sites for the presence of tritium.  Based on current information, the concentrations and locations of tritium detected at these plants pose no threat to public health or safety, but each site continues to evaluate the results from its groundwater monitoring program.

Indian Point Units 1 and 2 Hazardous Waste Remediation

Prior to Entergy’s purchase of Indian Point Unit 1, the previous owner completed the cleanup and desludging of the Unit 1 water storage pool, generating mixed waste. The existing mixed waste storage permit and an associated order on consent were transferred to Entergy upon purchasing the unit. The waste is stored in the Unit 1 containment building in accordance with NRC regulations controlling low level radioactive waste. An order on consent with NYSDEC requires a quarterly survey of the availability of any commercial facility capable of treating, processing, and disposing of this waste in a commercially reasonable manner. However, in 2005, NYSDEC revised its regulations to conditionally exempt the storage and disposal of mixed waste that is regulated by the NRC. Thus, in October 2005 and again in January 2013, Entergy requested that NYSDEC terminate the mixed waste permit and order on consent because the waste falls within the mixed waste exemption. On April 26, 2013, NYSDEC agreed with Entergy’s request to terminate the permit finding that as long as the facility continues to meet the exemption, the mixed waste permit is

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy not required. NYSDEC denied the request to terminate the consent order, however, reasoning that it contains provisions for storage and reporting that are still applicable. Entergy continues to manage the waste according to applicable regulatory requirements.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA to mandate clean-up by, or to collect reimbursement of clean-up costs from, owners or operators of sites at which hazardous substances may be or have been released.  Certain private parties also may use CERCLA to recover response costs.  Parties that transported hazardous substances to these sites or arranged for the disposal of the substances are also deemed liable by CERCLA.  CERCLA has been interpreted to impose strict, joint and several liability on responsible parties.  Many states have adopted programs similar to CERCLA.  Entergy subsidiaries in the Utility and Entergy Wholesale Commodities businesses have sent waste materials to various disposal sites over the years, and releases have occurred at Entergy facilities.  In addition, environmental laws now regulate certain of Entergy’s operating procedures and maintenance practices that historically were not subject to regulation.  Some disposal sites used by Entergy subsidiaries have been the subject of governmental action under CERCLA or similar state programs, resulting in site clean-up activities.  Entergy subsidiaries have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs.  The affected Entergy subsidiaries have established provisions for the liabilities for such environmental clean-up and restoration activities.  Details of CERCLA and similar state program liabilities that are not de minimis are discussed in the “Other Environmental Matters” section below.

Coal Combustion Residuals

In June 2010 the EPA issued a proposed rule on coal combustion residuals (CCRs) that contains two primary regulatory options: (1) regulating CCRs destined for disposal in landfills or received (including stored) in surface impoundments as so-called “special wastes” under the hazardous waste program of RCRA Subtitle C; or (2) regulating CCRs destined for disposal in landfills or surface impoundments as non-hazardous wastes under Subtitle D of RCRA.  Under both options, CCRs that are beneficially used in certain processes would remain excluded from hazardous waste regulation.

The proposed regulations would create new compliance requirements including modified storage, new notification and reporting practices, new financial assurance requirements, and product disposal considerations.  According to EPA estimates, the annualized cost (in 2010 $)of on-site disposal under the two proposals would be $3.6 million to $9 million for the White Bluff and Independence facilities and $1.7 million to $3.3 million for the Nelson Unit 6 facility.  If Entergy utilized off-site disposal, which it would not plan to do, the EPA’s total cost estimates for disposal of CCRs under Subtitle C regulation ranges from $250 to $350 million per year.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse.  Entergy commented on the proposed rule and will continue to monitor and participate in the rulemaking process, which is expected to be finalized by December 2014.

Other Environmental Matters

Entergy Gulf States Louisiana and Entergy Texas

Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States, Inc. and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States, Inc.’s premises (see “Litigation” below).

Entergy Gulf States Louisiana is currently involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana.  A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931.  Coal tar, a by-product of the distillation process employed

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy at MGPs, was apparently routed to a portion of the property for disposal.  The same area has also been used as a landfill.  In 1999, Entergy Gulf States, Inc. signed a second administrative consent order with the EPA to perform a removal action at the site.  In 2002 approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center.  In 2003 a cap was constructed over the remedial area to prevent the migration of contamination to the surface.  In August 2005 an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site.  The groundwater monitoring study commenced in January 2006 and is continuing.  In 2010 the EPA conducted a Five Year Review (FYR) of the 10-year groundwater monitoring program at Lake Charles.  Negotiations are on-going regarding whether additional actions will be necessary at the site.  If additional actions are necessary, site expenditures will increase commensurate with the additional chosen site remedies. Entergy does not have sufficient information at this time to estimate additional site costs, if any. Entergy also has made a payment to the EPA of $275,000 for past agency oversight costs. Entergy Gulf States Louisiana and Entergy Texas each believe that its remaining responsibility for this site will not materially exceed the existing clean-up provisions of $0.3 million for Entergy Gulf States Louisiana and $0.2 million for Entergy Texas.

Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans

Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Louisiana and Entergy New Orleans and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Louisiana’s and Entergy New Orleans’s premises (see “Litigation” below).

During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments.  Entergy Louisiana determined that some of its power plant wastewater impoundments were affected by these regulations and required remediation, repair, or closure.  Entergy Gulf States Louisiana and Entergy New Orleans were also affected.  In 2013, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans eliminated their provisions for the liability associated with ongoing wastewater remediation and repairs and closures.  Elimination of the provisions occurred because several wastewater impoundments were satisfactorily closed in place and removed from the Louisiana Solid Waste Program and all necessary approvals have been received from the LDEQ.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas that the TCEQ believes those entities are PRPs concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003.  Both soil and groundwater contamination exists at the site.  Entergy subsidiaries sent transformers to this facility.  Entergy Gulf States Louisiana, Entergy Texas, Entergy Louisiana, and Entergy Arkansas responded to an information request from the TCEQ and continue to cooperate in this investigation.  Entergy Gulf States Louisiana, Entergy Texas, and Entergy Louisiana joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies’ involvement at the site, while Entergy Arkansas likely will pay a de minimis amount.  Current estimates, although preliminary and variable depending on the level of third-party cost contributions, indicate that Entergy’s total share of remediation costs likely will be in the range of $1.5 million to $2 million.  Remediation activities continue at the site.

Entergy Mississippi, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The EPA notified Entergy Mississippi, Entergy Gulf States Louisiana, Entergy Texas, and Entergy New Orleans that the EPA believes those entities are PRPs concerning contamination of an area known as “Devil’s Swamp Lake” near the Port of Baton Rouge, Louisiana.  The area allegedly was contaminated by the operations of Rollins

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Environmental (LA), Inc, which operated a disposal facility to which many companies contributed waste.  Documents provided by the EPA indicate that Entergy Louisiana may also be a PRP.  Entergy continues to monitor this developing situation.

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

Ratepayer and Fuel Cost Recovery Lawsuits  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Texas Power Price Lawsuit

See Note 2 to the financial statements for a discussion of this proceeding.

Mississippi Attorney General Complaint

See Note 2 to the financial statements for a discussion of this proceeding.

Asbestos Litigation (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements for a discussion of this litigation.

Employment and Labor-related Proceedings (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 8 to the financial statements for a discussion of these proceedings.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2013, Entergy subsidiaries employed 13,808 people.

Utility:
Entergy Arkansas	1,274
Entergy Gulf States Louisiana	763
Entergy Louisiana	923
Entergy Mississippi	724
Entergy New Orleans	318
Entergy Texas	607
System Energy	—
Entergy Operations	2,880
Entergy Services	2,728
Entergy Nuclear Operations	3,522
Other subsidiaries	69
Total Entergy	13,808

Approximately 5,200 employees are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the International Brotherhood of Teamsters, the United Government Security Officers of America, and the International Union, Security, Police, Fire Professionals of America.

Availability of SEC filings and other information on Entergy’s website

Entergy electronically files reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies, and amendments to such reports.  The public may read and copy any materials that Entergy files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov.

Entergy uses its website, http://www.entergy.com, as a routine channel for distribution of important information, including news releases, analyst presentations and financial information.  Filings made with the SEC are posted and available without charge on Entergy's website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  These filings include our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format) and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements.  All such postings and filings are available on Entergy's Investor Relations website free of charge.  Entergy is providing the address to its Internet site solely for the information of investors and does not intend the address to be an active link.  The contents of the website are not incorporated into this report.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

RISK FACTORS

Investors should review carefully the following risk factors and the other information in this Form 10-K.  The risks that Entergy faces are not limited to those in this section.  There may be additional risks and uncertainties (either currently unknown or not currently believed to be material) that could adversely affect Entergy’s financial condition, results of operations, and liquidity.  See “FORWARD-LOOKING INFORMATION.”

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

The rates that the Utility operating companies and System Energy charge reflect their capital expenditures, operations and maintenance costs, allowed rates of return, financing costs, and related costs of service.  These rates significantly influence the financial condition, results of operations, and liquidity of Entergy and each of the Utility operating companies and System Energy.  These rates are determined in regulatory proceedings and are subject to periodic regulatory review and adjustment.

In addition, regulators can initiate proceedings to investigate the prudence of costs in the Utility operating companies’ base rates and examine, among other things, the reasonableness or prudence of the companies’ operation and maintenance practices, level of expenditures (including storm costs and costs associated with capital projects), allowed rates of return and rate base, proposed resource acquisitions, and previously incurred capital expenditures that the operating companies seek to place in rates.  The regulators can disallow costs subject to their jurisdiction found not to have been prudently incurred or found not to have been incurred in compliance with applicable tariffs, creating some risk to the ultimate recovery of those costs.  Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates.  The proceedings generally have long timelines, are primarily based on historical costs, and may or may not be limited in scope or duration by statute. The length of the proceedings can cause the Utility operating companies and System Energy to experience regulatory lag in recovering costs through rates.  Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with rate case proceedings.

The base rates of Entergy Arkansas and Entergy Texas are established in traditional base rate case proceedings. Entergy Arkansas recovers fuel and purchased energy and certain non-fuel costs through other APSC-approved tariffs. Entergy Mississippi infrequently has traditional base rate cases. More commonly, it obtains base rate adjustments through its formula rate plan which operates annually. In the event that this formula rate plan were terminated, Entergy Mississippi would at that time revert to the more traditional rate case environment.

In January 2013, Entergy Gulf States Louisiana’s and Entergy Louisiana’s current formula rate plans expired, and each company filed full rate cases in February 2013. As part of the rate cases that Entergy Louisiana and Entergy Gulf States Louisiana filed, each company requested that the LPSC approve new formula rate plans.  In December 2013 the LPSC voted to approve a settlement that provides for the continued use, through the test year 2016 filing, of formula rate plans by Entergy Louisiana and Entergy Gulf States Louisiana. Entergy Louisiana’s formula rate plan changes are capped at a cumulative total of $30 million through the formula rate plan cycle. Entergy Gulf States Louisiana has no cap but is not permitted to increase rates prior to the test year 2015 filing. As part of the settlement, both companies established riders to recover non-fuel MISO-related costs separately from the formula rate plan requirements and may recover MISO fuel and energy-related costs in their fuel adjustment clauses. The formula rate plans continue to retain exceptions for certain large capital investment projects, including the Ninemile 6 generating facility. In the event that these formula rate plans were terminated, or expire without renewal or extension, Entergy

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Gulf States Louisiana and Entergy Louisiana would at that time revert to the more traditional rate case environment. Entergy New Orleans has operated under a formula rate plan that ended with the 2011 test year and has not yet been extended. If no formula rate plan is approved going forward, Entergy New Orleans will be operating in the more traditional rate case environment.

The Utility operating companies and System Energy, and the energy industry as a whole, have experienced a period of rising costs and investments, and an upward trend, especially with respect to infrastructure investments, which is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms.  For information regarding rate case proceedings and formula rate plans applicable to certain of the Utility operating companies, see Note 2 to the financial statements.

The Utility operating companies recover fuel and purchased power costs through rate mechanisms that are subject to risks of delay or disallowance in regulatory proceedings.

The Utility operating companies recover their fuel and purchased power costs from their customers through rate mechanisms subject to periodic regulatory review and adjustment.  Because regulatory review can result in the disallowance of incurred costs found not to have been prudently incurred with the possibility of refunds to ratepayers, there exists some risk to the ultimate recovery of those costs.  Regulators can initiate proceedings to investigate the continued usage or the adequacy and operation of the fuel and purchased power recovery clauses of the Utility operating companies.

The Utility operating companies’ cash flows can be negatively affected by the time delays between when gas, power, or other commodities are purchased and the ultimate recovery from customers of the costs in rates.  On occasion, when the level of incurred costs for fuel and purchased power rises very dramatically, some of the Utility operating companies may agree to defer recovery of a portion of that period’s fuel and purchased power costs for recovery at a later date, which could increase the near-term working capital and borrowing requirements of those companies.  For a description of fuel and purchased power recovery mechanisms and information regarding the regulatory proceedings for fuel and purchased power costs recovery, see Note 2 to the financial statements.

As a result of a challenge by the LPSC, the manner in which the Utility operating companies have traditionally shared the costs associated with coordinated planning, construction, and operation of generating resources has been changed by the FERC, which could require adjustment of retail and wholesale rates in the jurisdictions where the Utility operating companies provide service and has introduced additional uncertainty in the ratemaking process.

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating resources and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.  In 2005 the FERC issued a decision requiring changes to the cost allocation methodology used in that rate schedule.

In 2007 through 2012, payments were made by Entergy Arkansas to certain of the Utility operating companies in compliance with the 2005 FERC decision on the cost allocation methodology, and in 2013 a payment was made by Entergy Texas to Entergy New Orleans.  There have been challenges to the level and timing of payments made by Entergy Arkansas under the FERC’s decision and the prudence of the Utility operating companies’ production costs.  The ability to recover in rates any changes to the cost allocation resulting from the challenges, and timing of such recovery, could be uncertain and could be the subject of additional regulatory and other proceedings.  For information regarding these and other proceedings associated with the System Agreement, as well as additional information regarding the System Agreement itself, see Note 2 to financial statements, System Agreement Cost Equalization Proceedings. The outcome and timing of this FERC proceeding and resulting recovery and impact on rates cannot be predicted at this time.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The withdrawal and notices of withdrawal of certain Utility operating companies from the System Agreement creates uncertainty as to the long-term viability of the System Agreement.

Entergy Arkansas’ participation in the System Agreement terminated in December 2013, and Entergy Mississippi’s participation in the System Agreement is scheduled to terminate in November 2015.

In October 2013, the Utility operating companies filed at the FERC seeking to shorten to 60 months the provision in the System Agreement that requires a Utility operating company seeking to withdraw from the System Agreement to provide 96 months advance notice of termination of participation. In October 2013, Entergy Texas provided its notice to the other Utility operating companies to terminate its participation in the System Agreement after expiration of the proposed 60-month notice period or such other period as approved by the FERC. Subsequently, Entergy Texas filed its notice to terminate its participation in the System Agreement at FERC in October 2013. In January 2014, the LPSC directed Entergy Louisiana and Entergy Gulf States Louisiana to provide no later than February 15, 2014 notice of their intention to terminate their participation in the System Agreement, and to use their reasonable best efforts to achieve a consensual resolution permitting early termination of the System Agreement. Entergy Louisiana and Entergy Gulf States Louisiana provided such notice on February 14, 2014. Accordingly, there is uncertainty as to the long-term continued viability of the System Agreement and the effect of the absence of such an arrangement on the Utility operating companies.

For further information regarding the regulatory proceedings relating to the System Agreement, see the “Rate, Cost-recovery, and Other Regulation - Federal Regulation - System Agreement” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.

The Utility operating companies are subject to economic risks associated with participation in the MISO markets and the allocation of transmission upgrade costs. The operation of the Utility operating companies’ transmission system pursuant to the MISO RTO tariff and their participation in the MISO RTO’s wholesale markets may be adversely affected by regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.

On December 19, 2013, the Utility operating companies integrated into the MISO RTO. For further information regarding the FERC and proceedings related to the ICT and MISO, see the “Rate, Cost-recovery, and Other Regulation - Federal Regulation - Entergy’s Integration Into the MISO Regional Transmission Organization” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries. MISO maintains functional control over the combined transmission systems of its members and administers wholesale energy and ancillary services markets for market participants in the MISO region, including the Utility operating companies. The Utility operating companies sell capacity, energy, and ancillary services on a bilateral basis to certain wholesale customers and offer available electricity production of their generating facilities into the MISO day-ahead and real-time energy markets. The Utility operating companies are subject to economic risks associated with participation in the MISO markets. RTO rules and system conditions, including transmission congestion, could affect the Utility operating companies’ ability to sell power in certain markets, and RTO market rules may change in a way, including the introduction of competition among transmission providers, that causes additional risk.

The Utility operating companies participate in the MISO regional transmission planning process and are subject to risks associated with planning decisions that MISO makes in the exercise of control over the planning of the Utility operating companies’ transmission assets that are under MISO’s functional control. The Utility operating companies may be required to contribute to the cost of transmission projects that the Utility operating companies will not own, which could increase cash or financing needs. The terms and conditions of the MISO RTO tariff, including provisions related to the design and implementation of wholesale markets and the allocation of transmission upgrade costs, are subject to regulation by FERC. The operation of the Utility operating companies’ transmission system pursuant to the MISO RTO tariff and their participation in the MISO RTO’s wholesale markets may be adversely affected by regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

A delay or failure in recovering amounts for storm restoration costs incurred as a result of severe weather could have material effects on Entergy and those Utility operating companies affected by severe weather.

Entergy’s and its Utility operating companies’ results of operations, liquidity, and financial condition can be materially affected by the destructive effects of severe weather.  Severe weather can also result in significant outages for the customers of the Utility operating companies and, therefore, reduced revenues for the Utility operating companies during the period of the outages.  A delay or failure in recovering amounts for storm restoration costs incurred or revenues lost as a result of severe weather could have a material effect on Entergy and those Utility operating companies affected by severe weather.

Nuclear Operating and Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities must consistently operate their nuclear power plants at high capacity factors in order to be successful, and lower capacity factors could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

Nuclear capacity factors significantly affect the results of operations of certain Utility operating companies, System Energy, and Entergy Wholesale Commodities.  Nuclear plant operations involve substantial fixed operating costs.  Consequently, to be successful, a plant owner must consistently operate its nuclear power plants at high capacity factors.  For the Utility operating companies that own nuclear plants, lower capacity factors can increase production costs by requiring the affected companies to generate additional energy, sometimes at higher costs, from their fossil facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs.  For the Entergy Wholesale Commodities nuclear plants, lower capacity factors directly affect revenues and cash flow from operations.  Entergy Wholesale Commodities’s forward sales are comprised of various hedge products, many of which have some degree of operational-contingent price risk. Certain unit-contingent contracts guarantee specified minimum capacity factors. In the event plants with these contracts were operating below the guaranteed capacity factors, Entergy would be subject to price risk for the undelivered power.   Further, Entergy Wholesale Commodities’s nuclear forward sales contracts can also be on a firm LD basis, which subjects Entergy to increasing price risk as capacity factors decrease. Many of these firm hedge products have damages risk, capped through the use of risk management products.

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities nuclear plant owners periodically shut down their nuclear power plants to replenish fuel.  Plant maintenance and upgrades are often scheduled during such refueling outages.  If refueling outages last longer than anticipated or if unplanned outages arise, Entergy’s and their results of operations, financial condition, and liquidity could be materially affected.

Outages at nuclear power plants to replenish fuel require the plant to be “turned off.”  Refueling outages generally are planned to occur once every 18 to 24 months and average approximately 30 days in duration.  Plant maintenance and upgrades are often scheduled during such planned outages.  When refueling outages last longer than anticipated or a plant experiences unplanned outages, capacity factors decrease and maintenance costs may increase.  Lower than forecasted capacity factors may cause Entergy Wholesale Commodities to experience reduced revenues and may also create damages risk with certain hedge products as previously discussed.

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities face risks related to the purchase of uranium fuel (and its conversion and enrichment), and the risk of being unable to effectively manage these risks by purchasing from a diversified mix of sellers located in a diversified mix of countries could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Based upon currently planned fuel cycles, Entergy’s nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through most of 2014.  Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners and enrichers.  While there are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy also may draw upon its own inventory intended for later generation periods, depending upon its risk management strategy at that time.  Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to normal inherent market uncertainties, and price increases could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities.

Certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business face the risk that the NRC will change or modify its regulations or suspend or revoke their licenses, which could materially affect Entergy's and their results of operations, financial condition, and liquidity.

Under the Atomic Energy Act and Energy Reorganization Act, the NRC regulates the operation of nuclear power plants.  The NRC may modify, suspend, or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, related regulations, or the terms of the licenses for nuclear facilities.  A change in the Atomic Energy Act, other applicable statutes, or the applicable regulations or licenses may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and could materially affect the results of operations, liquidity, or financial condition of Entergy (through Entergy Wholesale Commodities), its Utility operating companies, or System Energy.  Events at nuclear plants owned by others, as well as those owned by one of these companies, may cause the NRC to initiate such actions.  As a result, if an incident were to occur at any nuclear generating unit, whether an Entergy nuclear generating unit or not, it could materially affect the financial condition, results of operations, and liquidity of Entergy, certain of the Utility operating companies, System Energy, or Entergy Wholesale Commodities.  For example, the earthquake of March 11, 2011 that affected the Fukushima Daiichi nuclear plants in Japan resulted in the NRC issuing three orders effective on March 12, 2012 requiring U.S. nuclear operators, including Entergy, to undertake plant modifications or perform additional analyses that will, among other things, result in increased capital and operating costs associated with operating Entergy’s nuclear plants, some of which could be material.

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities are exposed to risks and costs related to operating and maintaining their nuclear power plants, and their failure to maintain operational efficiency at their nuclear power plants could materially affect Entergy’s and  their results of operations, financial condition, and liquidity.

The nuclear generating units owned by certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business began commercial operations in the 1970s-1980s.  Older equipment may require more capital expenditures to keep each of these nuclear power plants operating efficiently.  This equipment is also likely to require periodic upgrading and improvement.  Any unexpected failure, including failure associated with breakdowns, forced outages, or any unanticipated capital expenditures, could result in reduced profitability.  Operations at any of the nuclear generating units owned and operated by Entergy’s subsidiaries could degrade to the point where the affected unit needs to be shut down or operated at less than full capacity.  If this were to happen, identifying and correcting the causes may require significant time and expense.  A decision may be made to close a unit rather than incur the expense of restarting it or returning the unit to full capacity.  For Entergy Wholesale Commodities, this could result in lost revenue and increased fuel and purchased power expense to meet supply commitments and penalties for failure to perform under their contracts with customers.  Moreover, Entergy is becoming more dependent on fewer suppliers for key parts of Entergy’s nuclear power plants that may need to be replaced or refurbished.  In addition,

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy certain major parts have long lead-times to manufacture if an unplanned replacement is needed. This dependence on a reduced number of suppliers and long lead-times on certain major parts for unplanned replacements could result in delays in obtaining qualified replacement parts and, therefore, greater expense for Entergy.

The costs associated with the storage of the spent nuclear fuel of certain of the Utility operating companies, System Energy, and the owners of the Entergy Wholesale Commodities nuclear power plants, as well as the costs of and their ability to fully decommission their nuclear power plants, could be significantly affected by the timing of the opening of a spent nuclear fuel disposal facility, as well as interim storage and transportation requirements.

Certain of the Utility operating companies, System Energy and the owners of the Entergy Wholesale Commodities nuclear plants incur costs on a periodic basis for the on-site storage of spent nuclear fuel.  The approval of a license for a national repository for the disposal of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, or any interim storage facility, and the timing of such facility opening, will significantly affect the costs associated with on-site storage of spent nuclear fuel.  For example, while the DOE is required by law to proceed with the licensing of Yucca Mountain and, after the license is granted by the NRC, to construct the repository and commence the receipt of spent fuel, the Obama administration has expressed its intention and taken specific steps to discontinue the Yucca Mountain project and study a new spent fuel strategy.  These actions may prolong the time before spent fuel is removed from Entergy’s plant sites.  Because the DOE has not accomplished its objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts, and Entergy has sued the DOE for such breach.  Furthermore, Entergy is uncertain as to when the DOE plans to commence acceptance of spent fuel from its facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at the companies’ nuclear sites.  The costs of on-site storage are also affected by regulatory requirements for such storage.  In addition, the availability of a repository or other off-site storage facility for spent nuclear fuel may affect the ability to fully decommission the nuclear units and the costs relating to decommissioning.  For further information regarding spent fuel storage, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs – Spent Fuel Disposal” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy.

Certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities nuclear plant owners may be required to pay substantial retrospective premiums imposed under the Price-Anderson Act in the event of a nuclear incident, and losses not covered by insurance could have a material effect on Entergy’s and their results of operations, financial condition, or liquidity.

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere.  The Price-Anderson Act limits each reactor owner’s public liability (off-site) for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool of up to approximately $127.318 million per reactor.   With 104 reactors currently participating, this translates to a total public liability cap of approximately $13.241 billion per incident .  The limit is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors.  As required by the Price-Anderson Act, the Utility operating companies, System Energy, and Entergy Wholesale Commodities carry the maximum available amount of primary nuclear off-site liability insurance with American Nuclear Insurers (currently $375 million for each operating site).  Claims for any nuclear incident exceeding that amount are covered under the retrospective premiums paid into the secondary insurance pool.  As a result, in the event of a nuclear incident that causes damages (off-site) in excess of the $375 million in primary insurance coverage, each owner of a nuclear plant reactor, including Entergy’s Utility operating companies, System Energy, and the Entergy Wholesale Commodities plant owners, regardless of fault or proximity to the incident, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the $375 million primary level, up to a maximum of $127.318 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.4 billion).  The retrospective premium payment is currently limited to $18.963 million per year per incident per reactor until the aggregate public liability for each licensee is paid up to the $127.318 million cap.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

NEIL is a utility industry mutual insurance company, owned by its members.  All member plants could be subject to assessments (retrospective premium of up to 10 times current annual premium for all policies) should the surplus (reserve) be significantly depleted due to insured losses.  As of April 1, 2013, the maximum assessment amounts total $91.4 million for the Utility plants and $111.1 million for the Entergy Wholesale Commodities plants.  Retrospective Premium Insurance available through NEIL’s reinsurance treaty can cover the potential assessments.  The Entergy Wholesale Commodities plants currently maintain the Retrospective Premium Insurance to cover this potential assessment.

As an owner of nuclear power plants, Entergy participates in industry self-insurance programs and could be liable to fund claims should a plant owned by a different company experience a major event.  Any resulting liability from a nuclear accident may exceed the applicable primary insurance coverage and require contribution of additional funds through the industry-wide program that could significantly affect the results of operations, financial condition, or liquidity of Entergy, certain of the Utility operating companies, System Energy, or the Entergy Wholesale Commodities subsidiaries.

Market performance and other changes may decrease the value of assets in the decommissioning trusts, which then could require significant additional funding.

Owners of nuclear generating plants have an obligation to decommission those plants.  Certain of the Utility operating companies, System Energy, and owners of the Entergy Wholesale Commodities nuclear power plants maintain decommissioning trust funds for this purpose.  Certain of the Utility operating companies collect funds from their customers, which are deposited into the trusts covering the units operated for or on behalf of those companies.  Those rate collections are based upon operating license lives as well as estimated trust fund earnings and decommissioning costs.  In connection with the acquisition of certain nuclear plants, the Entergy Wholesale Commodities plant owners also acquired decommissioning trust funds that are funded in accordance with NRC regulations.  Assets in these trust funds are subject to market fluctuations, will yield uncertain returns that may fall below projected return rates, and may result in losses resulting from the recognition of impairments of the value of certain securities held in these trust funds.  As part of the Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades/Big Rock Point purchases, the former owners transferred decommissioning trust funds, along with the liability to decommission the plants, to the respective Entergy Wholesale Commodities nuclear power plant owners.  In addition, the former owner of Indian Point 3 and FitzPatrick retained the decommissioning trusts and related liability to decommission these plants, but has the right to require the respective Entergy Wholesale Commodities nuclear plant owners to assume the decommissioning liability provided that it assigns the funds in the corresponding decommissioning trust, up to a specified level, to such owners.  Alternatively, the former owner may contract with Entergy Nuclear, Inc. for the decommissioning work at a price equal to the funds in the corresponding decommissioning trust up to a specified amount. As part of the Indian Point 1 and 2 purchase, the Entergy Wholesale Commodities nuclear power plant owner also funded an additional $25 million to a supplemental decommissioning trust fund.  As part of the Palisades transaction, the Entergy Wholesale Commodities business assumed responsibility for spent fuel at the decommissioned Big Rock Point nuclear plant, which is located near Charlevoix, Michigan.  Once the spent fuel is removed from the site, the Entergy Wholesale Commodities business will dismantle the spent fuel storage facility and complete site decommissioning.  The Entergy Wholesale Commodities business expects to fund this activity from operating revenue, and Entergy is providing $5 million in credit support to provide financial assurance to the NRC for this obligation.

In 2008, Entergy experienced declines in the market value of assets held in the trust funds for meeting its decommissioning funding assurance obligations for its plants.  This decline adversely affected Entergy’s ability to demonstrate compliance with the NRC’s requirements for providing financial assurance for decommissioning funding for some of its plants, which deficiencies have now been corrected.  An early plant shutdown, poor investment results or higher than anticipated decommissioning costs could cause trust fund assets to be insufficient to meet the decommissioning obligations, with the result that the Entergy Wholesale Commodities nuclear plant owners may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.  For further information regarding nuclear decommissioning costs, see the “Critical Accounting Estimates – Nuclear

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy and Note 9 to the financial statements.

Changes in NRC regulations or other binding regulatory requirements may cause increased funding requirements for nuclear plant decommissioning trusts.

NRC regulations require certain minimum financial assurance requirements for meeting obligations to decommission nuclear power plants.  Those financial assurance requirements may change from time to time, and certain changes may result in a material increase in the financial assurance required for decommissioning the Utility operating companies’, System Energy’s and owners of the Entergy Wholesale Commodities nuclear power plants.  Such changes could result in the need for additional contributions to decommissioning trusts, or the posting of parent guarantees, letters of credit, or other surety mechanisms.  For further information regarding nuclear decommissioning costs, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy and Note 9 to the financial statements.

New or existing safety concerns regarding operating nuclear power plants and nuclear fuel could lead to restrictions upon the operation of Entergy’s nuclear power plants.

New and existing concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel, in particular in the northeastern United States, which is where five of the six units in the current fleet of Entergy Wholesale Commodities nuclear power plants are located.  These concerns have led to, and are expected to continue to lead to, various proposals to Federal regulators and governing bodies in some localities where Entergy’s subsidiaries own nuclear generating units for legislative and regulatory changes that could lead to the shutdown of nuclear units, denial of license renewal applications, restrictions on nuclear units as a result of unavailability of sites for spent nuclear fuel storage and disposal, or other adverse effects on owning and operating nuclear generating units.  Entergy vigorously responds to these concerns and proposals.  If any of the existing proposals, or any proposals that may arise in the future with respect to legislative and regulatory changes, become effective, they could have a material effect on Entergy’s results of operations, financial condition, and liquidity.

(Entergy Corporation)

A failure to obtain renewed licenses or other approvals required for the continued operation of the Entergy Wholesale Commodities nuclear power plants could have a material effect on Entergy’s results of operations, financial condition, and liquidity and could lead to an increase in depreciation rates or an acceleration of the timing for the funding of decommissioning obligations.

The license renewal and related processes for the Entergy Wholesale Commodities nuclear power plants have been and may continue to be the subject of significant public debate and regulatory and legislative review and scrutiny at the federal and, in certain cases, state level.  The original expiration dates of the operating licenses for Indian Point 2 and Indian Point 3 are in September 2013 and December 2015, respectively.  Because these plants filed timely license renewal applications, the NRC’s rules provide that these plants may continue to operate under their existing operating licenses until their renewal applications have been finally determined.  Various parties have expressed opposition to renewal of these licenses.  Renewal of the Indian Point licenses is the subject of ongoing proceedings before the Atomic Safety and Licensing Board (ASLB) of the NRC and, with respect to issues resolved by the ASLB, before the NRC on appeal.

In relation to Indian Point 2 and Indian Point 3, the New York State Department of Environmental Conservation has taken the position that these plant owners must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  For the Indian Point plants, the Entergy Wholesale Commodities plant owners also must ensure that requirements of the Coastal Zone Management Act, which is administered in New York State primarily by the New York Department of State, are satisfied (to the extent required) prior to getting the

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy renewed licenses.  For further information regarding these environmental regulations see “Entergy Wholesale Commodities – Property – Nuclear Generating Stations” in Part I, Item 1.

If the NRC finally denies the applications for the renewal of operating licenses for one or more of the Entergy Wholesale Commodities nuclear power plants, or a state in which any such nuclear power plant is located is able to prevent the continued operation of such plant, Entergy’s results of operations, financial condition, and liquidity could be materially affected by loss of revenue and cash flow associated with the plant or plants, potential impairments of the carrying value of the plants, increased depreciation rates, and an accelerated need for decommissioning funds, which could require additional funding. In addition, Entergy may incur increased operating costs depending on any conditions that may be imposed in connection with license renewal.  For further discussion regarding the license renewal processes for the Entergy Wholesale Commodities nuclear power plants, see the “Entergy Wholesale Commodities – Property – Nuclear Generating Stations” section in Part I, Item 1.

The decommissioning trust fund assets for the nuclear power plants owned by Entergy Wholesale Commodities nuclear plant owners may not be adequate to meet decommissioning obligations if one or more of their nuclear power plants is retired earlier than the anticipated shutdown date, the plants cost more to decommission than estimated, or if current regulatory requirements change, which then could require additional funding.

Under NRC regulations, Entergy’s nuclear subsidiaries are permitted to project the NRC-required decommissioning amount, based on an NRC formula or a site-specific estimate, and the amount in each of the Entergy Wholesale Commodities nuclear power plant’s decommissioning trusts combined with other decommissioning financial assurances in place.  The projections are made based on the operating license expiration date and the mid-point of the subsequent decommissioning process, or the anticipated actual completion of decommissioning if a site-specific estimate is used, for each of these nuclear power plants.  As a result, if the projected amount of our decommissioning trusts exceeds the NRC-required decommissioning amount, then its decommissioning obligations are considered to be funded in accordance with NRC regulations.  In the event the projected costs do not sufficiently reflect the actual costs the applicable Entergy subsidiaries would be required to incur to decommission these nuclear power plants, and funding is otherwise inadequate, or if the formula or site-specific estimate is changed to require increased funding, additional resources would be required.  Furthermore, depending upon the level of funding available in the trust funds, the NRC may not permit the trust funds to be used to pay for related costs such as the management of spent nuclear fuel that are not included in the NRC's formula.  The NRC may also require a plan for the provision of separate funding for spent fuel management costs.  In addition to NRC requirements, there are other decommissioning-related obligations for certain of the Entergy Wholesale Commodities nuclear power plants, which management believes it will be able to satisfy.

With respect to the decommissioning trusts for Indian Point 1 and Indian Point 2 and Palisades, the total amount in each of those trusts as of December 31, 2012 would not have been sufficient to initiate and complete the immediate near-term radiological decommissioning of the respective unit as of the license termination date of each respective plant as measured by NRC formula amounts, but rather the funds would have been sufficient to place the unit in a condition of safe storage status pending future completion of decommissioning.  (By February 28, 2013, however, increases in the market value of the Palisades trusts made that fund sufficient to complete the immediate near-term radiological decommissioning of the unit as of the license termination date as measured by the NRC formula amount). For example, if an Entergy subsidiary decides to shut down and begin decommissioning one of those nuclear power plants on its license expiration date with the benefit of a safe storage period, its trust funds for the plant as of December 31, 2012 would have been insufficient and the applicable Entergy subsidiary would have been required to rely on other capital resources to fund the remainder of the radiological decommissioning obligations unless the completion of decommissioning could be deferred during some number of years of safe storage status (as is permitted by NRC regulations).  As of December 31, 2013, the total amount in the decommissioning trust for Indian Point 1 would not have been sufficient to initiate and complete the immediate near-term radiological decommissioning of that unit as measured by the NRC formula amount, but rather the funds would have been sufficient to continue holding the unit in a condition of safe storage status pending future completion of decommissioning; however, growth in the trust funds for Indian Point 2 and Palisades by December 31, 2013 had made them sufficient for initiation and completion of

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy immediate near-term radiological decommissioning as measured by the NRC formula amount. If any Entergy subsidiary decides to shut down one of its nuclear power plants earlier than the scheduled shutdown date and conduct decommissioning without the benefit of a safe storage period, the applicable Entergy subsidiary may be unable to rely upon only the decommissioning trust to fund the entire decommissioning obligations, which would require it to obtain funding from other sources.

On August 27, 2013, Entergy announced its plan to close and decommission Vermont Yankee.  Vermont Yankee is expected to cease power production in the fourth quarter 2014 at the end of its current fuel cycle. Assuming the end of Vermont Yankee operations in the fourth quarter 2014, the amount required to meet the NRC minimum for decommissioning financial assurance for license termination is $569.1 million. The Vermont Yankee decommissioning trust had a balance of approximately $612.1 million as of December 31, 2013, excluding the $40 million guarantee by Entergy Corporation to satisfy NRC requirements following the 2009 review of financial assurance levels. Filings with the NRC for planned shutdown activities will determine whether any other financial assurance may be required and will specifically address funding for spent fuel management, which will be required until the federal government takes possession of the fuel and removes it from the site, per its current obligation.

Further, federal or state regulatory changes, including mandated increases in decommissioning funding or changes in the methods or standards for decommissioning operations, may also increase the funding requirements of, or accelerate the timing for funding of, the obligations related to the decommissioning of Entergy Wholesale Commodities nuclear power plants.  As a result, under any of these circumstances, Entergy’s results of operations, liquidity, and financial condition could be materially affected.

Entergy Wholesale Commodities nuclear power plants are exposed to price risk.

Entergy and its subsidiaries do not have a regulator-authorized rate of return on their capital investments in non-utility businesses.  In particular, the sale of capacity and energy from the Entergy Wholesale Commodities nuclear power plants, unless otherwise contracted, is subject to the fluctuation of market power prices. In order to reduce future price risk to desired levels, Entergy Wholesale Commodities utilizes contracts that are unit-contingent and Firm LD and various products such as forward sales, options, and collars.  As of December 31, 2013, Entergy Wholesale Commodities nuclear power generation plants had sold forward 74%, 74%, 40%, 29% and 17% of its generation portfolio’s planned energy output for 2014, 2015, 2016, 2017, and 2018, respectively.

Market conditions such as product cost, market liquidity, and other portfolio considerations influence the product and contractual mix.  The obligations under unit-contingent agreements depend on a generating asset that is operating; if the generation asset is not operating, the seller generally is not liable for damages.  For some unit-contingent obligations, however, there is also a guarantee of availability that provides for the payment to the power purchaser of contract damages, if incurred, in the event the unit owner fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold.  Firm LD sales transactions may be exposed to substantial operational price risk, a portion of which may be capped through the use of risk management products, to the extent that the plants do not run as expected and market prices exceed contract prices.

Market prices may fluctuate substantially, sometimes over relatively short periods of time, and at other times experience sustained increases or decreases.  Demand for electricity and its fuel stock can fluctuate dramatically, creating periods of substantial under- or over-supply.  During periods of over-supply, prices might be depressed.  Also, from time to time there may be political pressure, or pressure from regulatory authorities with jurisdiction over wholesale and retail energy commodity and transportation rates, to impose price limitations, credit requirements, bidding rules and other mechanisms to address volatility and other issues in these markets.

The price that different counterparties offer for various products including forward sales is influenced both by market conditions as well as the contract terms such as damage provisions, credit support requirements, and the number of available counterparties interested in contracting for the desired forward period.  Depending on differences between market factors at the time of contracting versus current conditions, Entergy Wholesale Commodities’s contract portfolio

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy may have average contract prices above or below current market prices, including at the expiration of the contracts, which may significantly affect Entergy Wholesale Commodities’s results of operations, financial condition, or liquidity.  New hedges are generally layered into on a rolling forward basis, which tends to drive hedge over-performance to market in a falling price environment, and hedge underperformance to market in a rising price environment; however, hedge timing, product choice, and hedging costs will also affect these results. See the “Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.  With operating licenses for Indian Point 2 and Indian Point 3 expiring in 2013 and 2015, respectively (see discussion above regarding the continued operation of Indian Point 2 and 3 past the license expiration dates), and as a consequence of any delays in obtaining extension of the operating licenses and any other approvals required for continued operation of the plants, Entergy Wholesale Commodities may enter into fewer unit-contingent forward sales contracts for output from such plants for periods beyond the license expiration.

Among the factors that could affect market prices for electricity and fuel, all of which are beyond Entergy’s control to a significant degree, are:

•
prevailing market prices for natural gas, uranium (and its conversion, enrichment, and fabrication), coal, oil, and other fuels used in electric generation plants, including associated transportation costs, and supplies of such commodities;

•	seasonality and realized weather deviations compared to normalized weather forecasts;

•	availability of competitively priced alternative energy sources and the requirements of a renewable portfolio standard;

•	changes in production and storage levels of natural gas, lignite, coal and crude oil, and refined products;

•
liquidity in the general wholesale electricity market, including the number of creditworthy counterparties available and interested in entering into forward sales agreements for Entergy’s full hedging term;

•
the actions of external parties, such as the FERC and local independent system operators and other state or Federal energy regulatory bodies, that may impose price limitations and other mechanisms to address some of the volatility in the energy markets;

•	electricity transmission, competing generation or fuel transportation constraints, inoperability, or inefficiencies;

•	the general demand for electricity, which may be significantly affected by national and regional economic conditions;

•	weather conditions affecting demand for electricity or availability of hydroelectric power or fuel supplies;

•	the rate of growth in demand for electricity as a result of population changes, regional economic conditions, and the implementation of conservation programs or distributed generation;

•	regulatory policies of state agencies that affect the willingness of Entergy Wholesale Commodities customers to enter into long-term contracts generally, and contracts for energy in particular;

•
increases in supplies due to actions of current Entergy Wholesale Commodities competitors or new market entrants, including the development of new generation facilities, expansion of existing generation facilities, the disaggregation of vertically integrated utilities, and improvements in transmission that allow additional supply to reach Entergy Wholesale Commodities’s nuclear markets;

•	union and labor relations;

•
changes in Federal and state energy and environmental laws and regulations and other initiatives, including but not limited to, the price impacts of proposed emission controls such as the Regional Greenhouse Gas Initiative (RGGI);

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation; and

•	natural disasters, terrorist actions, wars, embargoes, and other catastrophic events.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The Entergy Wholesale Commodities business is subject to substantial governmental regulation and may be adversely affected by legislative, regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.

The Entergy Wholesale Commodities business is subject to extensive federal, state, and local laws and regulation.  Compliance with the requirements under these various regulatory regimes may cause the Entergy Wholesale Commodities business to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines and/or civil or criminal liability.

Public utilities under the Federal Power Act are required to obtain FERC acceptance of their rate schedules for wholesale sales of electricity.  Each of the owners of the Entergy Wholesale Commodities nuclear power plants, as well as Entergy Nuclear Power Marketing, LLC, is a “public utility” under the Federal Power Act by virtue of making wholesale sales of electric energy.  The FERC has granted these generating and power marketing companies the authority to sell electricity at market-based rates.  The FERC’s orders that grant the Entergy Wholesale Commodities’s generating and power marketing companies market-based rate authority reserve the right to revoke or revise that authority if the FERC subsequently determines that the Entergy Wholesale Commodities business can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions.  In addition, the Entergy Wholesale Commodities’s market-based sales are subject to certain market behavior rules, and if any of its generating and power marketing companies were deemed to have violated one of those rules, they would be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of their market-based rate authority and potential penalties of up to $1 million per day per violation.  If the Entergy Wholesale Commodities’s generating or power marketing companies were to lose their market-based rate authority, such companies would be required to obtain the FERC’s acceptance of a cost-of-service rate schedule and could become subject to the accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules.  This could have an adverse effect on the rates the Entergy Wholesale Commodities business charges for power from its facilities.

The Entergy Wholesale Commodities business is also affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations, and bidding rules imposed by the existing Independent System Operators.  The Independent System Operators that oversee most of the wholesale power markets impose, and in the future may continue to impose, mitigation, including price limitations, offer caps and other mechanisms, to address some of the volatility and the potential exercise of market power in these markets.  These types of price limitations and other regulatory mechanisms may have an adverse effect on the profitability of the Entergy Wholesale Commodities business’ generation facilities that sell energy and capacity into the wholesale power markets.  For further information regarding federal, state and local laws and regulation applicable to the Entergy Wholesale Commodities business, see the “Regulation of Entergy’s Business” section in Part I, Item 1.

The regulatory environment applicable to the electric power industry has undergone substantial changes over the past several years as a result of restructuring initiatives at both the state and federal levels.  These changes are ongoing and Entergy cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the Entergy Wholesale Commodities business.  In addition, in some of these markets, interested parties have proposed material market design changes, including the elimination of a single clearing price mechanism and have raised claims that the competitive marketplace is not working because energy prices in wholesale markets exceed the marginal cost of operating nuclear power plants, as well as proposals to re-regulate the markets, impose a generation tax, or require divestitures by generating companies to reduce their market share.  Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process, which could require material changes to business planning models.  If competitive restructuring of the electric power markets is reversed, modified, discontinued, or delayed, the Entergy Wholesale Commodities business’ results of operations, financial condition, and liquidity could be materially affected.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The power plants owned by the Entergy Wholesale Commodities business are subject to impairment charges in certain circumstances, which could have a material effect on Entergy’s results of operations, financial condition or liquidity.

Entergy reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain.  Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from the operations of such assets.  Projected net cash flows depend on the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy and capacity over the remaining life of the assets.  In particular, the assets of the Entergy Wholesale Commodities business are subject to impairment if adverse market conditions arise and continue (such as expected long-term declines in market prices for electricity), if adverse regulatory events occur (including with respect to environmental regulation), if a unit ceases operation or if a unit’s operating license is not renewed.  Moreover, the failure of the Entergy Wholesale Commodities business to achieve forecasted operating results and cash flows, an unfavorable change in forecasted operating results or cash flows, or a decline in observable industry market multiples could all result in potential impairment charges for the affected assets.

As discussed in the “Entergy Wholesale Commodities - Property” section in Part I, Item 1, the original expiration dates of the operating licenses for Indian Point 2 and Indian Point 3 are 2013 and 2015, respectively (see discussion above regarding the continued operation of Indian Point 2 and 3 past the license expiration dates),and are currently the subject of license renewal processes at the NRC and the state in which the plants operate. On August 27, 2013, Entergy announced its plan to close and decommission Vermont Yankee.  Vermont Yankee is expected to cease power production in the fourth quarter 2014 at the end of its current fuel cycle.  This decision was approved by the Board in August 2013, and resulted in the recognition of impairment charges in 2013. If Entergy concludes that any of its nuclear power plants is unlikely to operate through its current useful life, which conclusion would be based on a variety of factors, such a conclusion could result in an impairment of part or all of the carrying value of the plant.  Any impairment charge taken by Entergy with respect to its long-lived assets, including the power plants owned by the Entergy Wholesale Commodities business, would likely be material in the quarter that the charge is taken and could otherwise have a material effect on Entergy’s results of operations, financial condition, or liquidity.

General Business

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Entergy and the Utility operating companies depend on access to the capital markets and, at times, may face potential liquidity constraints, which could make it more difficult to handle future contingencies such as natural disasters or substantial increases in gas and fuel prices.  Disruptions in the capital and credit markets may adversely affect Entergy’s and its subsidiaries’ ability to meet liquidity needs, access capital and operate and grow their businesses, and the cost of capital.

Entergy’s business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms.  At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies and Entergy Wholesale Commodities.  In addition, Entergy’s and the Utility operating companies’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy’s service territory with Hurricane Katrina and Hurricane Rita in 2005, Hurricane Gustav and Hurricane Ike in 2008, and Hurricane Isaac in 2012.  The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, higher than expected pension contributions, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, or other unknown events, such as future storms, could cause the financing needs of Entergy and its subsidiaries to increase.  In addition, accessing the debt capital markets more frequently in these situations may result in an increase in leverage.  Material leverage increases could negatively affect the credit

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy ratings of Entergy and the Utility operating companies, which in turn could negatively affect access to the capital markets.

The global capital and credit markets experienced extreme volatility and disruption in the fourth quarter of 2008 and much of 2009.  The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively affect Entergy and its subsidiaries’ ability to maintain and to expand their businesses.  Events beyond Entergy’s control, such as the volatility and disruption in global capital and credit markets in 2008 and 2009, may create uncertainty that could increase its cost of capital or impair its ability to access the capital markets, including the ability to draw on its bank credit facilities.  Entergy and its subsidiaries are unable to predict the degree of success they will have in renewing or replacing their credit facilities as they come up for renewal.  Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities.  If Entergy and its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility and/or limit Entergy Corporation’s ability to sustain its current common stock dividend level.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

A downgrade in Entergy Corporation’s or its subsidiaries’ credit ratings could negatively affect Entergy Corporation’s and its subsidiaries’ ability to access capital and/or could require Entergy Corporation or its subsidiaries to post collateral, accelerate certain payments, or repay certain indebtedness.

There are a number of factors that rating agencies evaluate to arrive at credit ratings for each of Entergy Corporation and the Registrant Subsidiaries, including each Registrant’s regulatory framework, ability to recover costs and earn returns, diversification and financial strength and liquidity.  If one or more rating agencies downgrade Entergy Corporation’s, any of the Utility operating companies’, or System Energy’s ratings, particularly below investment grade, borrowing costs would increase, the potential pool of investors and funding sources would likely decrease, and cash or letter of credit collateral demands may be triggered by the terms of a number of commodity contracts, leases, and other agreements.

Most of Entergy Corporation’s and its subsidiaries’ large customers, suppliers, and counterparties require sufficient creditworthiness to enter into transactions.  If Entergy Corporation’s or its subsidiaries’ ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas, and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries. At December 31, 2013, based on power prices at that time, Entergy had liquidity exposure of $274 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $104 million of posted cash collateral. As of December 31, 2013, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $123 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2013, Entergy would have been required to provide approximately $113 million of additional cash or letters of credit under some of the agreements.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The construction of, and capital improvements to, power generation facilities involve substantial risks.  Should construction or capital improvement efforts be unsuccessful, the financial condition, results of operations, or liquidity of Entergy and the Utility operating companies could be materially affected.

Entergy’s and the Utility operating companies’ ability to complete construction of power generation facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks.  These variables include, but are not limited to, project management expertise and escalating costs for materials, labor, and environmental compliance.  Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as required under their contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs,  downward changes in the economy, changes in law or regulation, including environmental compliance requirements, and other events beyond the control of the Utility operating companies or the Entergy Wholesale Commodities business may occur that may materially affect the schedule, cost, and performance of these projects.  If these projects are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project.  For further information regarding capital expenditure plans and other uses of capital in connection with the potential construction of additional generation supply sources within the Utility operating companies’ service territory, and as to the Entergy Wholesale Commodities business, see the “Capital Expenditure Plans and Other Uses of Capital” section of Management’s Financial Discussion and Analysis for Entergy and each of the Registrant Subsidiaries.

The Utility operating companies, System Energy, and the Entergy Wholesale Commodities business may incur substantial costs to fulfill their obligations related to environmental and other matters.

The businesses in which the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business operate are subject to extensive environmental regulation by local, state, and Federal authorities.  These laws and regulations affect the manner in which the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business conduct their operations and make capital expenditures.  These laws and regulations also affect how the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business manage air emissions, discharges to water, wetlands impacts, solid and hazardous waste storage and disposal, cooling and service water intake, the protection of threatened and endangered species, hazardous materials transportation, and similar matters.  Federal, state, and local authorities continually revise these laws and regulations, and the laws and regulations are subject to judicial interpretation and to the permitting and enforcement discretion vested in the implementing agencies.  Developing and implementing plans for facility compliance with these requirements can lead to capital, personnel, and operation and maintenance expenditures.  Violations of these requirements can subject the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  In addition, the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business are subject to liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned or operated by the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business and of property contaminated by hazardous substances they generate.  The Utility operating companies are currently involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.  The Utility operating companies, System Energy, and the Entergy Wholesale Commodities business have incurred and expect to incur significant costs related to environmental compliance.

Emissions of nitrogen and sulfur oxides, mercury, particulates, greenhouse gases, and other regulated air emissions from generating plants are potentially subject to increased regulation, controls and mitigation expenses.  In addition, existing air regulations and programs promulgated by the EPA often are challenged legally, sometimes resulting in large-scale changes to anticipated regulatory regimes and the resulting need to shift course, both operationally and

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy economically, depending on the nature of the changes.  Risks relating to global climate change, initiatives to compel greenhouse gas emission reductions, and water availability issues are discussed below.

Entergy and its subsidiaries may not be able to obtain or maintain all required environmental regulatory approvals.  If there is a delay in obtaining any required environmental regulatory approvals, or if Entergy and its subsidiaries fail to obtain, maintain, or comply with any such approval, the operation of its facilities could be stopped or become subject to additional costs.  For further information regarding environmental regulation and environmental matters, see the “Regulation of Entergy’s Business – Environmental Regulation” section of Part I, Item 1.

The Utility operating companies, System Energy, and the Entergy Wholesale Commodities business may incur substantial costs related to reliability standards.

Entergy’s business is subject to extensive and mandatory reliability standards.  Such standards, which are established by the North American Electric Reliability Corporation (NERC), the SERC Reliability Corporation (SERC), and other regional enforcement entities, are approved by the FERC and frequently are reviewed, amended, and supplemented.  Failure to comply with such standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of such standards.  The standards, as well as the laws and regulations that govern them, are subject to judicial interpretation and to the enforcement discretion vested in the implementing agencies.  In addition to exposure to civil penalties and fines, the Utility operating companies have incurred and expect to incur significant costs related to compliance with new and existing reliability standards, including costs associated with the Utility operating companies’ transmission system and generation assets.  The changes to the reliability standards applicable to the electric power industry are ongoing, and Entergy cannot predict the ultimate effect that the reliability standards will have on its Utility and Entergy Wholesale Commodities business.

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

The effects of weather and economic conditions, and the related impact on electricity and gas usage, may materially affect the Utility operating companies’ results of operations.

Temperatures above normal levels in the summer tend to increase summer cooling electricity demand and revenues, and temperatures below moderate levels in the winter tend to increase winter heating electricity and gas demand and revenues.  As a corollary, moderate temperatures tend to decrease usage of energy and resulting revenues.  Seasonal pricing differentials, coupled with higher consumption levels, typically cause the Utility operating companies to report higher revenues in the third quarter of the fiscal year than in the other quarters.  Extreme weather conditions or storms,  however, may stress the Utility operating companies’ generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on their ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction.  These extreme conditions could have a material effect on the Utility operating companies’ financial condition, results of operations, and liquidity.

Entergy’s electricity sales volumes are affected by a number of factors, including the state of the national and regional economies, weather, customer bill sizes (large bills tend to induce conservation), trends in energy efficiency, and the willingness and ability of large industrial customers to develop co-generation facilities that greatly reduce their demand from Entergy. Some of these factors are inherently cyclical or temporary in nature, such as the weather or economic conditions, and rarely have a long-lasting impact on Entergy's operating results.  Others, such as the increasing adoption of energy efficient appliances and building codes, are having a more permanent impact of reducing sales growth rates from historical norms. Newer technologies such as distributed generation have not yet had a substantive impact on Entergy’s electricity sales, but further advances have the potential to do so in the future.  Since the national economy emerged from the last recession in 2009, Entergy’s industrial sales in particular have benefited from steady economic growth and relatively low natural gas prices from an historical perspective.  Any substantial negative change in any of these factors has the potential to result in slower or declining sales growth and increased bad debt expense,

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy which could materially affect Entergy’s and the Utility operating companies’ results of operations, financial condition, and liquidity.

The effects of climate change and environmental and regulatory obligations intended to compel greenhouse gas emission reductions or to place a price on greenhouse gas emissions could materially affect the financial condition, results of operations, and liquidity of Entergy, the Utility operating companies, and System Energy.

In an effort to address climate change concerns, Federal, state, and local authorities are calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, in response to the United States Supreme Court’s 2007 decision holding that the EPA has authority to regulate emissions of CO2 and other “greenhouse gases” under the Clean Air Act, the EPA, various environmental interest groups, and other organizations are focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  In 2010, EPA promulgated its first regulations controlling greenhouse gas emissions from certain vehicles and from new and significantly modified stationary sources of emissions, including electric generating units.  In 2012 and 2013, EPA proposed a CO2 emission standard for new sources; this standard is expected to be finalized in 2014. Additionally, EPA is expected to propose a CO2 emission standard for existing power generation facilities in 2014 for finalization in 2015.  As examples of state action, in the Northeast, the Regional Greenhouse Gas Initiative (RGGI) establishes a cap on CO2 emissions from electric power plants and requires generators to purchase emission permits to cover their CO2 emissions, and a similar program has been developed in California.

Developing and implementing plans for compliance with greenhouse gas emissions reduction requirements can lead to additional capital, personnel, and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects; moreover, long-term planning to meet environmental requirements can be negatively impacted and costs may increase to the extent laws and regulations change prior to full implementation.  Violations of such requirements may subject Entergy Wholesale Commodities and the Utility operating companies to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  To the extent Entergy believes any of these costs are recoverable in rates, however, additional material rate increases for customers could be resisted by Entergy’s regulators and, in extreme cases, Entergy’s regulators might deny or defer timely recovery of these costs.  Future changes in environmental regulation governing the emission of CO2 and other greenhouse gases could make some of Entergy’s electric generating units uneconomical to maintain or operate, and could increase the difficulty that Entergy and its subsidiaries have with obtaining or maintaining required environmental regulatory approvals, which could also materially affect the financial condition, results of operations and liquidity of Entergy and its subsidiaries.  In addition, lawsuits currently are pending or are reasonably expected against emitters of greenhouse gases alleging that these companies are liable for personal injuries and property damage caused by climate change.  These lawsuits may seek injunctive relief, monetary compensation, and punitive damages.

In addition to the regulatory and financial risks associated with climate change discussed above, physical risks from climate change include an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, risks of flooding and changes in weather conditions, such as changes in precipitation, average temperatures, and potential increased impacts of extreme weather conditions or storms.  Entergy subsidiaries own assets in, and serve, communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands.  A significant portion of the nation’s oil and gas infrastructure is located in these areas and susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes. Entergy and its subsidiaries also face the risk that climate change could impact the availability and quality of water supply necessary for operations.

These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems resulting in increased maintenance and capital costs (and potential increased financing needs), limits on the Entergy System’s ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction.  Also, to the extent that climate

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy change adversely impacts the economic health of a region or results in energy conservation or demand side management programs, it may adversely impact customer demand and revenues.  Such physical or operational risks could have a material effect on Entergy’s, Entergy Wholesale Commodities, System Energy, and the Utility operating companies’ financial condition, results of operations, and liquidity.

Continued and future availability and quality of water for cooling, process, and sanitary uses could materially affect the financial condition, results of operations, and liquidity of the Utility operating companies, System Energy, and Entergy Wholesale Commodities business.

Water is a vital natural resource that also is critical to the Utility operating companies, System Energy, and Entergy Wholesale Commodities’s business operations.  Entergy’s facilities use water for cooling, boiler make-up, sanitary uses, potable supply, and many other uses.  Two of Entergy’s Utility operating companies own and/or operate hydroelectric facilities.  Accordingly, water availability and quality are critical to Entergy’s business operations.  Impacts to water availability or quality could negatively impact both operations and revenues.
Entergy secures water through various mechanisms (ground water wells, surface waters intakes, municipal supply, etc.) and operates under the provisions and conditions set forth by the provider and/or regulatory authorities.  Entergy also obtains and operates in substantial compliance with water discharge permits issued under various provisions of the Clean Water Act.  Regulations and authorizations for both water intake and use and for waste discharge can become more stringent in times of water shortages, low flows in rivers, low lake levels, low groundwater aquifer volumes, and similar conditions.  The increased use of water by industry, agriculture, and the population at large, population growth, and the potential impacts of climate change on water resources may cause water use restrictions that affect Entergy and its subsidiaries.

Entergy and its subsidiaries may not be adequately hedged against changes in commodity prices, which could materially affect Entergy’s and its subsidiaries’ results of operations, financial condition, and liquidity.

To manage near-term financial exposure related to commodity price fluctuations, Entergy and its subsidiaries, including the Utility operating companies and the Entergy Wholesale Commodities business, may enter into contracts to hedge portions of their purchase and sale commitments, fuel requirements, and inventories of natural gas, uranium (and its conversion), coal, refined products, and other commodities, within established risk management guidelines.  As part of this strategy, Entergy and its subsidiaries may utilize fixed- and variable-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges.  However, Entergy and its subsidiaries normally cover only a portion of the exposure of their assets and positions to market price volatility, and the coverage will vary over time.  In addition, Entergy also elects to leave certain volumes during certain years unhedged.  To the extent Entergy and its subsidiaries have unhedged positions, fluctuating commodity prices can materially affect Entergy’s and its subsidiaries’ results of operations and financial position.

Although Entergy and its subsidiaries devote a considerable effort to these risk management strategies, they cannot eliminate all the risks associated with these activities.  As a result of these and other factors, Entergy and its subsidiaries cannot predict with precision the impact that risk management decisions may have on their business, results of operations, or financial position.

Entergy has guaranteed or indemnified the performance of a portion of the obligations relating to hedging and risk management activities.  Reductions in Entergy’s or its subsidiaries’ credit quality or changes in the market prices of energy commodities could increase the cash or letter of credit collateral required to be posted in connection with hedging and risk management activities, which could materially affect Entergy’s or its subsidiaries’ liquidity and financial position.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The Utility operating companies and the Entergy Wholesale Commodities business are exposed to the risk that counterparties may not meet their obligations, which may materially affect the Utility operating companies and Entergy Wholesale Commodities.

The hedging and risk management practices of the Utility operating companies and the Entergy Wholesale Commodities business are exposed to the risk that counterparties that owe Entergy and its subsidiaries money, energy, or other commodities will not perform their obligations.  Currently, some hedging agreements contain provisions that require the counterparties to provide credit support to secure all or part of their obligations to Entergy or its subsidiaries.  If the counterparties to these arrangements fail to perform, Entergy or its subsidiaries may enforce and recover the proceeds from the credit support provided and acquire alternative hedging arrangements or draw on the credit support provided by the counterparties, which credit support may not always be adequate to cover the related obligations.  In such event, Entergy and its subsidiaries might incur losses in addition to amounts, if any, already paid to the counterparties.  In addition, the credit commitments of Entergy’s lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such lenders, which could materially affect the adequacy of its liquidity sources.

The Wall Street Transparency and Accountability Act of 2010 and rules and regulations promulgated under the act may adversely affect the ability of the Utility operating companies and the Entergy Wholesale Commodities business to utilize certain commodity derivatives for hedging and mitigating commercial risk.

The Wall Street Transparency and Accountability Act of 2010, which was enacted on July 21, 2010 as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated under the act impose governmental regulation on the over-the-counter derivative market, including the commodity swaps used by the Utility operating companies and the Entergy Wholesale Commodities business to hedge and mitigate commercial risk.  Under the act, certain swaps are subject to mandatory clearing and exchange trading requirements.  Swap dealers and major market participants in the swap market are subject to capital, margin, registration, reporting, recordkeeping, and business conduct requirements with respect to their swap activities.  Entergy is not a swap dealer or a major swap participant, and does not expect to qualify as either in the future. Non-swap dealers and non-major swap participants, such as Entergy, are subject to reporting, recordkeeping, and business conduct requirements (i.e., anti-manipulation, anti-disruptive trading practices, and whistleblower provisions) with respect to their swap activities. Position limits may also apply to certain swaps activities. Position limit rules promulgated by the Commodity Futures Trading Commission were vacated by the US District Court for the District of Columbia. The Commodity Futures Trading Commission has subsequently proposed new position limit rules. If the Commodity Futures Trading Commission’s issues final position limit rules, those rules may apply to certain of Entergy’s swaps activities.

The act required the applicable regulators, which in the case of commodity swaps will be the Commodity Futures Trading Commission, to engage in substantial rulemaking in order to implement the provisions of the act and such rulemaking has been largely completed.  Both the Utility operating companies and the Entergy Wholesale Commodities business currently utilize commodity swaps to hedge and mitigate commodity price risk.  It is not known whether the act and regulations promulgated under the act will have an adverse effect upon the market for the commodity swaps used by the Utility operating companies and the Entergy Wholesale Commodities business.  However, to the extent that the act and regulations promulgated under the act have the effect of increasing the price of such commodity swaps or limiting or reducing the availability of such commodity swaps, whether through the imposition of additional capital, margin, or compliance costs upon market participants, the imposition of position limits, or otherwise, the financial performance of the Utility operating companies and/or the Entergy Wholesale Commodities business may be adversely affected.  To the extent that the Utility operating companies and the Entergy Wholesale Commodities business may be required to post margin in connection with existing or future commodity swaps in addition to any margin currently posted by such entities, such entities may need to secure additional sources of capital to meet such liquidity needs or cease utilizing such commodity swaps.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Market performance and other changes may decrease the value of benefit plan assets, which then could require additional funding.

The performance of the capital markets affects the values of the assets held in trust under Entergy’s pension and postretirement benefit plans.  A decline in the market value of the assets may increase the funding requirements relating to Entergy’s benefit plan liabilities.  Volatility in the capital markets has affected the market value of these assets, which may affect Entergy’s planned levels of contributions in the future.  Additionally, changes in interest rates affect the liabilities under Entergy’s pension and postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding.  The funding requirements of the obligations related to the pension benefit plans can also increase as a result of changes in, among other factors, retirement rates, life expectancy assumptions, or Federal regulations.  For further information regarding Entergy’s pension and other postretirement benefit plans, refer to the “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” section of Management’s Financial Discussion and Analysis for Entergy and each of its Registrant Subsidiaries and Note 11 to the financial statements.

The litigation environment in the states in which certain Entergy subsidiaries operate poses a significant risk to those businesses.

Entergy and its subsidiaries are involved in the ordinary course of business in a number of lawsuits involving employment, commercial, asbestos, hazardous material and ratepayer matters, and injuries and damages issues, among other matters.  The states in which the Utility operating companies operate, in particular Louisiana, Mississippi, and Texas, have proven to be unusually litigious environments.  Judges and juries in these states have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases.  Entergy and its subsidiaries use legal and appropriate means to contest litigation threatened or filed against them, but the litigation environment in these states poses a significant business risk.

Terrorist attacks, including cyber attacks, and failures or breaches of Entergy’s and its subsidiaries’ technology systems may adversely affect Entergy’s results of operations.

As power generators and distributors, Entergy and its subsidiaries face heightened risk of an act or threat of terrorism,   including physical and cyber attacks, either as a direct act against one of Entergy’s generation facilities, an act against the transmission and distribution infrastructure used to transport power that affects its ability to operate, or an act against the information technology systems and network infrastructure of Entergy and its subsidiaries.

Entergy and its subsidiaries operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  Despite the implementation of security measures by Entergy and its subsidiaries, all technology systems are vulnerable to disability, failures, or unauthorized access due to such activities. If Entergy’s or its subsidiaries’ technology systems were to fail or be breached and be unable to recover in a timely way, Entergy or its subsidiaries may be unable to fulfill critical business functions, and sensitive confidential and other data could be compromised.

If any such attacks, failures or breaches were to occur, Entergy’s and the Utility operating companies’ business, financial condition, and results of operations could be materially affected.  The risk of such attacks, failures, or breaches also may cause Entergy and the Utility operating companies to incur increased capital and operating costs to implement increased security for its nuclear power plants and other facilities, such as additional physical facility security and additional security personnel, and for systems to protect its information technology and network infrastructure systems.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition and liquidity.

Entergy and its subsidiaries make judgments regarding the potential tax effects of various transactions and results of operations to estimate their obligations to taxing authorities.  These tax obligations include income, franchise, real estate, sales and use, and employment-related taxes.  These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken.  Entergy and its subsidiaries also estimate their ability to utilize tax benefits, including those in the form of carryforwards for which the benefits have already been reflected in the financial statements.  Changes in federal, state, or local tax laws, adverse tax audit results or adverse tax rulings on positions taken by Entergy and its subsidiaries could negatively affect Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition, and liquidity.  For further information regarding Entergy’s accounting for tax obligations, refer to Note 3 to the financial statements.

(Entergy Gulf States Louisiana and Entergy New Orleans)

The effect of higher purchased gas cost charges to customers may adversely affect Entergy Gulf States Louisiana’s and Entergy New Orleans’s results of operations and liquidity.

Gas rates charged to retail gas customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy Gulf States Louisiana or Entergy New Orleans, and distribution charges, which provide a return or profit to the utility.  Distribution charges are affected by the amount of gas sold to customers.  Purchased gas cost charges, which comprise most of a customer’s bill and may be adjusted monthly, represent gas commodity costs that Entergy Gulf States Louisiana or Entergy New Orleans recovers from its customers.  Entergy Gulf States Louisiana’s or Entergy New Orleans’s cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers occurs.  When purchased gas cost charges increase substantially reflecting higher gas procurement costs incurred by Entergy Gulf States Louisiana or Entergy New Orleans, customer usage may decrease, especially in weaker economic times, resulting in lower distribution charges for Entergy Gulf States Louisiana or Entergy New Orleans which could adversely affect results of operations.

(System Energy)

System Energy owns and operates a single nuclear generating facility, and it is dependent on affiliated companies for all of its revenues.

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  Charges under the Unit Power Sales Agreement are paid by the Utility operating companies as consideration for their respective entitlements to receive capacity and energy.  The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which is currently due to expire on November 1, 2024.  System Energy filed in October 2011 an application with the NRC for an extension of Grand Gulf’s operating license to 2044.  System Energy’s financial condition depends both on the receipt of payments from the Utility operating companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf.

For information regarding the Unit Power Sales Agreement, the sale and leaseback transactions and certain other agreements relating to the Entergy System companies’ support of System Energy (including the Capital Funds Agreement), see the “Grand Gulf-Related Agreements” section of Note 8 to the financial statements and the “Sale and Leaseback Transactions” section of Note 10 to the financial statements, and the “Utility - System Energy and Related Agreements” section of Part I, Item 1.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

(Entergy Corporation)

As a holding company, Entergy Corporation depends on cash distributions from its subsidiaries to meet its debt service and other financial obligations and to pay dividends on its common stock.

Entergy Corporation is a holding company with no material revenue generating operations of its own or material assets other than the stock of its subsidiaries.  Accordingly, all of its operations are conducted by its subsidiaries.  Entergy Corporation’s ability to satisfy its financial obligations, including the payment of interest and principal on its outstanding debt, and to pay dividends on its common stock depends on the payment to it of dividends or distributions by its subsidiaries.  The payments of dividends or distributions to Entergy Corporation by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings, and on any applicable legal, regulatory, or contractual limitations on subsidiaries’ ability to pay such dividends or distributions.  Provisions in the organizational documents, indentures for debt issuances, and other agreements of certain of Entergy Corporation’s subsidiaries restrict the payment of cash dividends to Entergy Corporation.  For further information regarding dividend or distribution restrictions to Entergy Corporation, see the “Retained Earnings and Dividend Restrictions” section of Note 7 to the financial statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

On December 5, 2011, Entergy announced that it would spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp. (ITC). On December 13, 2013, Entergy and ITC mutually agreed to terminate the transaction following denial by the MPSC of the joint application related to the transaction. Entergy and ITC have withdrawn transaction-related filings submitted to Entergy's retail regulators and the FERC.

Results of Operations

Net Income

2013 Compared to 2012

Net income increased $9.6 million primarily due to higher net revenue, higher other income, lower nuclear refueling outage expenses, and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses, higher interest expense, and higher depreciation and amortization expenses.

2012 Compared to 2011

Net income decreased $12.5 million primarily due to higher other operation and maintenance expenses and higher taxes other than income taxes, partially offset by a lower effective income tax rate.

Net Revenue

2013 Compared to 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing 2013 to 2012.

Amount
(In Millions)

2012 net revenue	$1,253.0
Retail electric price	46.4
MISO deferral	11.1
Net wholesale revenue	6.5
Volume/weather	(10.7)
ANO decommissioning trust	(10.4)
Other	5.6
2013 net revenue	$1,301.5

The retail electric price variance is primarily due to:

•
an increase in the capacity acquisition rider, as approved by the APSC, effective with the first billing cycle of December 2012, relating to the Hot Spring plant acquisition. The net income effect of the Hot Spring plant cost recovery is limited to a portion representing an allowed return on equity on the net plant

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

investment with the remainder offset by the Hot Spring plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes; and

•
increases in the energy efficiency rider, as approved by the APSC, effective July 2013 and July 2012. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have no effect on net income.

The MISO deferral variance is due to the deferral in April 2013, as approved by the APSC, of costs incurred since March 2010 related to the transition and implementation of joining the MISO RTO.

The net wholesale variance is primarily due to higher margins on co-owner contracts.

The volume/weather variance is due to lower weather-adjusted usage across all sectors, partially offset by the effect of more favorable weather on residential sales. The decrease in the industry usage was primarily driven by the pulp and paper industry, the chemicals industry, and the food products industry.

The ANO decommissioning trust variance is primarily due to lower regulatory credits resulting from an increase in realized gains earned on decommissioning trust fund investments. There is no effect on net income as the credits are offset by interest and investment income.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

•	an increase of $33.7 million in gross wholesale revenues primarily due to increased sales to affiliated customers and higher prices;

•
the June 2012 AmerenUE refund of $30.6 million, including interest, in rough production cost equalization payments collected from AmerenUE. Entergy Arkansas had previously recorded a regulatory provision for the potential refund to AmerenUE. The result of the refund in 2012 was a decrease in gross revenues with an offsetting increase in other regulatory credits. See Note 2 to the financial statements for a discussion of the FERC order in the System Agreement production cost equalization proceedings;

•	an increase of $27.2 million due to the increase in the capacity acquisition rider, as discussed above;

•	an increase of $24.6 million in rider revenues primarily due to an increase in the Grand Gulf rate effective January 2013;

•	an increase of $20.5 million in rider revenues due to increases in the energy efficiency rider effective July 2013 and July 2012, as discussed above; and

•
an increase of $14.3 million in rider revenues related to higher System Agreement production cost equalization payments. These revenues are offset in deferred fuel expenses. See Note 2 to the financial statements for a discussion of the FERC orders in the System Agreement production cost equalization proceedings.

The increase was partially offset by a decrease of $87.5 million in fuel cost recovery revenues as a result of lower fuel rates and the decrease related to volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to a decrease in the recovery from customers of deferred fuel costs.

The decrease was partially offset by :

•
increased purchased power costs and gas-fired generation due to an increase in demand as a result of the ANO extended outage as well as increases in the average market prices of natural gas and purchased power; and

•	higher costs related to System Agreement production cost equalization payments, as discussed above.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Other regulatory credits decreased primarily due to the June 2012 refund to AmerenUE, as discussed above, and higher deferred gains in 2013 on decommissioning trust fund investments. These decreases were partially offset by the deferral of MISO costs in April 2013, as discussed above.

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$1,252.3
Retail electric price	23.4
Net wholesale revenue	5.7
Transmission revenue	(9.6)
Volume/weather	(19.0)
Other	0.2
2012 net revenue	$1,253.0

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2012. The energy efficiency rider revenues are largely offset by costs included in other operation and maintenance expenses and have no effect on net income.

The net wholesale revenue variance is primarily due to higher wholesale billings to affiliate companies due to higher expenses and lower wholesale energy costs.

The transmission revenue variance is primarily due to a revision to transmission investment equalization billings under the System Agreement among the Utility operating companies (for the approximate period of 1996 - 2011) recorded in the fourth quarter 2011.

The volume/weather variance is primarily due to the effects of milder weather, as compared to the prior period, primarily on residential sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to an increase of $39.2 million in rider revenues related to higher System Agreement production cost equalization payments and an increase of $16.1 million in rider revenues due to an increase in the energy efficiency rider effective July 2012. The increase was partially offset by the June 2012 refund to AmerenUE of $30.6 million, including interest, of rough production cost equalization payments collected from AmerenUE. Entergy Arkansas had previously recorded a regulatory provision for the potential refund to AmerenUE. The result of the refund was a decrease in gross revenues with an offsetting increase in other regulatory credits. See “2007 Rate Filing Based on Calendar Year 2006 Production Costs” in Note 2 to the financial statements for a discussion of the FERC order in the System Agreement production cost equalization proceedings.

Fuel and purchased power expenses increased primarily due to an increase in the recovery from customers of deferred fuel costs, partially offset by a decrease in the average market price of purchased power.

Other regulatory credits increased primarily due to the June 2012 refund to AmerenUE, as discussed above.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

2013 Compared to 2012

Nuclear refueling outage expenses decreased primarily due to lower costs associated with the most recent outage as compared to the previous outages.

Other operation and maintenance expenses increased primarily due to:

•
an increase of $24.3 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative, partially offset by the deferral, as approved by the APSC, of $21.8 million of these costs. See "Human Capital Management Strategic Imperative" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for further discussion;

•	an increase of $16.2 million in fossil-fueled generation expenses primarily due to the addition of the Hot Spring plant in November 2012;

•	an increase of $16.1 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have no effect on net income;

•
an increase of $10.8 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan. See "Critical Accounting Estimates" below and Note 11 to the financial statements for further discussion of benefits costs; and

•
an increase of $9 million resulting from costs related to the generator stator incident at ANO, including an offset for expected insurance proceeds. See “ANO Damage and Outage” below for further discussion of the incident.

The increase was partially offset by:

•
a decrease of $4.6 million due to costs incurred in 2012 related to the transition and implementation of joining the MISO RTO. In April 2013, Entergy Arkansas began deferring these costs as approved by the APSC; and

•
the effects of recording the final court decision in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $3.2 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense.

Also, other operation and maintenance expenses include $8.6 million in 2013 and $13.3 million in 2012 of costs incurred related to the now terminated plan to spin off and merge the transmission business.

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

Other income increased primarily due to higher realized gains in 2013 on the ANO 1 and ANO 2 decommissioning trust fund investments. There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Interest expense increased primarily due to:

•	the issuance of $200 million of 4.90% Series first mortgage bonds in December 2012;

•	the issuance of $250 million of 3.05% Series first mortgage bonds bonds in May 2013; and

•	the issuance of $125 million of 4.75% Series first mortgage bonds in June 2013.

This increase was offset by the retirement, at maturity, of $300 million of 5.40% Series first mortgage bonds in August 2013.

2012 Compared to 2011

Other operation and maintenance expenses increased primarily due to:

•
an increase of $14.8 million in compensation and benefits costs resulting from a decrease in the discount rate and changes in certain actuarial assumptions resulting from an experience study.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•	an increase of $13.9 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have no effect on net income;

•	$13.3 million of costs incurred in 2012 related to the now terminated plan to spin off and merge the transmission business; and

•	an increase of $10.3 million in nuclear generation expenses primarily due to higher contract costs.

The increase was partially offset by a decrease of $8.0 million in fossil-fueled generation expenses primarily due to higher plant outage costs in 2011 due to a greater scope of work.

Nuclear refueling outage expenses increased primarily due to higher costs associated with the most recent outage as compared to the previous outages.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from higher assessments and an increase in local franchise taxes resulting from higher residential and commercial electric revenues compared to 2011.  Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Income Taxes

The effective income tax rates for 2013, 2012, and 2011 were 36.2%, 38.4%, and 44.6%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates.

ANO Damage and Outage

On March 31, 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The turbine building serves both ANO 1 and 2 and is a non-radiological area of the plant. ANO 2 reconnected to the grid on April 28, 2013 and ANO 1 reconnected to the grid on August 7, 2013.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment is currently estimated to be approximately $94 million as of December 31, 2013.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  Each of the Utility operating companies has recovery mechanisms in place designed to recover its prudently-

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

incurred fuel and purchased power costs. See "Energy Costs Recovery Rider" section below for additional information regarding proposed treatment of estimated replacement power costs associated with the incident.

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

In the second quarter 2013, Entergy Arkansas recorded an insurance receivable of $50 million based on the minimum amount that it expects to receive from NEIL. This $50 million receivable offset approximately $35 million of capital spending, $13 million of operation and maintenance expense, and $2 million of incremental deferred refueling outage costs incurred for the recovery through December 31, 2013. As of December 31, 2013, Entergy Arkansas has incurred approximately $34 million in capital spending, $9 million in operation and maintenance expense, and $1 million in incremental deferred refueling outage costs in excess of its recorded insurance receivable. In January 2014, Entergy Arkansas collected $20 million of the $50 million receivable that it expects to receive from NEIL.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2013, 2012, and 2011 were as follows.

	2013	2012	2011
	(In Thousands)
Cash and cash equivalents at beginning of period	$34,533	$22,599	$106,102

Net cash provided by (used in):
Operating activities	401,250	509,117	564,124
Investing activities	(524,473)	(723,248)	(503,524)
Financing activities	215,712	226,065	(144,103)
Net increase (decrease) in cash and cash equivalents	92,489	11,934	(83,503)

Cash and cash equivalents at end of period	$127,022	$34,533	$22,599

Operating Activities

Net cash flow provided by operating activities decreased $107.9 million in 2013 compared to 2012 primarily due to:

•
income tax payments of $184.6 million in 2013 compared to income tax refunds of $20.5 million in 2012. Entergy Arkansas had income tax payments in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2013 resulted primarily from the reversal of temporary differences for which Entergy Arkansas had previously claimed a tax deduction;

•	approximately $25 million in spending related to the generator stator incident at ANO, as discussed above;

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•
$22.6 million in storm restoration spending in 2013 resulting from the December 2012 winter storm which caused significant damage to Entergy Arkansas’s distribution lines, equipment, poles and other facilities; and

•	a decrease in the recovery of fuel and purchased power costs.

These decreases were offset by:

•	proceeds of $38 million associated with the payments received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel; and

•	the $30.6 million June 2012 refund to AmerenUE, as discussed above.

Net cash provided by operating activities decreased $55.0 million in 2012 compared to 2011 primarily due to the $156 million System Agreement bandwidth remedy payment made in January 2012 as a result of the payment required to implement the FERC’s remedy for the period June – December 2005, a decrease of $69.5 million in income tax refunds, and the $30.6 million refund, including interest, to AmerenUE, as discussed above.  These decreases were partially offset by a decrease of $83.2 million in pension contributions and the increased recovery of fuel and purchased power costs, including partial recovery of the System Agreement bandwidth remedy payment made in January 2012.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash used in investing activities decreased $198.8 million in 2013 compared to 2012 primarily due to the purchase of the Hot Spring Energy Facility for approximately $253 million in November 2012 and fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle. See Note 15 to the financial statements for a discussion of the purchase of the Hot Spring Energy Facility.

The decrease was partially offset by:

•	approximately $69 million in spending related to the generator stator incident at ANO, as discussed above;

•	$39.6 million in storm restoration spending in 2013 resulting from the December 2012 winter storm;

•	$7.6 million in storm restoration spending in 2013 resulting from the December 2013 winter storm; and

•	money pool activity.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $9.5 million in 2013 as compared to decreasing by $9.3 million in 2012. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities increased $219.7 million in 2012 compared to 2011 primarily due to the purchase of Hot Spring Energy Facility for approximately $253 million in November 2012 and money pool activity.  The increase was partially offset by fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased by $9.3 million in 2012 compared to decreasing by $24.1 million in 2011.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Net cash provided by financing activities decreased $10.4 million in 2013 compared to 2012 primarily due to:

•	the retirement, at maturity, of $30 million of 9% Series H notes by the nuclear fuel company variable interest entity in June 2013;

•	the retirement, at maturity, of $300 million of 5.40% Series first mortgage bonds in August 2013;

•	the issuance of $200 million of 4.9% Series first mortgage bonds in December 2012;

•	the issuance of $60 million of 2.62% Series K notes by the nuclear fuel company variable interest entity in December 2012; and

•	the net repayment of $36.7 million of borrowings on the nuclear fuel company variable interest entity credit facility in 2013 compared to net borrowings of $2.8 million in 2012.

The decrease was partially offset by:

•	the issuance of $250 million of 3.05% Series first mortgage bonds in May 2013 and $125 million of 4.75% Series first mortgage bonds in June 2013; and

•	borrowings on a $250 million term loan credit facility entered into in July 2013.

Financing activities provided cash of $226.1 million in 2012 compared to using cash of $144.1 million in 2011 primarily due to:

•
the issuance of $200 million of 4.9% Series first mortgage bonds in December 2012 and $60 million 2.62% Series K note by the nuclear fuel company variable interest entity in December 2012 compared to the issuance of $55 million 3.23% Series J note by the nuclear fuel company variable interest entity in June 2011;

•	a decrease of $107.8 million in common stock dividends paid in 2012;

•	the repayment, at maturity, of a $35 million 5.60% Series G note by the nuclear fuel company variable interest entity in September 2011; and

•	an increase in borrowings on the nuclear fuel company variable interest entity’s credit facility.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2013	December 31, 2012
Debt to capital	56.7%	56.0%
Effect of excluding the securitization bonds	(0.9%)	(1.2%)
Debt to capital, excluding securitization bonds (a)	55.8%	54.8%
Effect of subtracting cash	(1.4%)	(0.4%)
Net debt to net capital, excluding securitization bonds (a)	54.4%	54.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings and long-term debt, including the currently maturing portion. Capital consists of debt, preferred stock without sinking fund, and common equity. Net capital consists of capital less cash and cash equivalents. Entergy Arkansas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because the securitization bonds are non-

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

recourse to Entergy Arkansas, as more fully described in Note 5 to the financial statements. Entergy Arkansas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses of Capital

Entergy Arkansas requires capital resources for:

•	construction and other capital investments;

•	debt and preferred stock maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$145	$220	$300
Transmission	130	190	145
Distribution	160	155	150
Other	25	20	15
Total	$460	$585	$610

Following are the amounts of Entergy Arkansas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2014	2015-2016	2017-2018	after 2018	Total
	(In Millions)
Long-term debt (a)	$157	$469	$385	$2,959	$3,970
Capital lease payments	$0.2	$0.2	$—	$—	$0.4
Operating leases	$32	$51	$18	$4	$105
Purchase obligations (b)	$756	$963	$610	$1,771	$4,100

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Arkansas, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition, Entergy Arkansas currently expects to contribute approximately $93.6 million to its pension plans and approximately $25.6 million to other postretirement plans in 2014 although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Arkansas has $2.0 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Arkansas includes specific investments and initiatives such as NRC post-Fukushima requirements and transmission spending to support economic development projects, reliability, and new compliance projects.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.  Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Arkansas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly.  Entergy Arkansas’s long-term debt indenture restricts the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of December 31, 2013, Entergy Arkansas had restricted retained earnings unavailable for distribution to Entergy Corporation of $394.9 million.

Sources of Capital

Entergy Arkansas’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred stock issuances; and

•	bank financing under new or existing facilities.

Entergy Arkansas may refinance, redeem, or otherwise retire debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Arkansas require prior regulatory approval.  Preferred stock and debt issuances are also subject to issuance tests set forth in Entergy Arkansas’s corporate charters, bond indentures, and other agreements.  Entergy Arkansas has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Arkansas’s receivables from the money pool were as follows as of December 31 for each of the following years.

2013	2012	2011	2010
(In Thousands)
$17,531	$8,035	$17,362	$41,463

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas has credit facilities in the amount of $20 million and $150 million scheduled to expire in April 2014 and March 2018, respectively.  The $150 million credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2013, there were no cash borrowings and $0.2 million of letters of credit outstanding under the credit facilities.  See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  As of December 31, 2013, there were no borrowings outstanding on the credit facility.  See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

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

In January 2013, Entergy Arkansas arranged for the issuance by (i) Independence County, Arkansas of $45 million of 2.375% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due January 2021, and (ii) Jefferson County, Arkansas of $54.7 million of 1.55% Pollution Control Revenue Refunding Bonds (Entergy Arkansas, Inc. Project) Series 2013 due October 2017, each of which series is secured by a separate series of non-interest bearing first mortgage bonds of Entergy Arkansas.  The proceeds of these issuances were applied to the refunding of outstanding series of pollution control revenue bonds previously issued by the respective issuers.

In May 2013, Entergy Arkansas issued $250 million of 3.05% Series first mortgage bonds due June 2023. Entergy Arkansas used the proceeds to pay, at maturity, a portion of its $300 million of 5.40% Series first mortgage bonds due August 2013 and for general corporate purposes.

In June 2013, Entergy Arkansas issued $125 million of 4.75% Series first mortgage bonds due June 2063. Entergy Arkansas used the proceeds to pay, at maturity, a portion of its $300 million of 5.40% Series first mortgage bonds due August 2013 and for general corporate purposes.

In June 2013 the Entergy Arkansas nuclear fuel company variable interest entity redeemed, at maturity, its $30 million of 9% Series H notes.

In July 2013, Entergy Arkansas entered into a $250 million term loan credit facility terminating January 26, 2015 with the collateral support of a series of $255 million non-interest bearing Entergy Arkansas first mortgage bonds. On July 31, 2013, Entergy Arkansas borrowed $250 million against the credit facility. Entergy Arkansas used the borrowings to pay, at maturity, a portion of its $300 million of 5.40% Series first mortgage bonds due August 2013 and for general corporate purposes.

State and Local Rate Regulation and Fuel-Cost Recovery

Retail Rates

2013 Base Rate Filing

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing assumed Entergy Arkansas's transition to MISO in December 2013, and requested a rate increase of $174 million, including $49 million of revenue being transferred from collection in riders to base rates. The filing also proposed a new transmission rider and a capacity cost recovery rider. The filing requested a 10.4% return on common equity. In September 2013, Entergy Arkansas filed testimony reflecting an updated rate increase request of $145 million, with no change to its requested return on common equity of 10.4%. Hearings in the proceeding began in October 2013, and in December 2013 the APSC issued an order. The order authorizes a base rate increase of $81 million and includes an authorized return on common equity of 9.3%. The order allows Entergy Arkansas to amortize its human capital management costs over a three-and-a-half year period, but also orders Entergy Arkansas to file a detailed report of the Arkansas-specific costs, savings and final payroll changes upon conclusion of the human capital management initiative.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The substance of the report will be addressed in Entergy Arkansas's next base rate filing. New rates will be implemented in the first billing cycle of March 2014 and are effective as of January 2014. Additionally, in January 2014, Entergy Arkansas filed a petition for rehearing or clarification of several aspects of the APSC’s order, including the 9.3% authorized return on common equity. In February 2014 the APSC granted Entergy Arkansas's petition for the purpose of further consideration.

Production Cost Allocation Rider

The APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings.  These costs cause an increase in Entergy Arkansas’s deferred fuel cost balance because Entergy Arkansas pays the costs over seven months but collects them from customers over twelve months. See Note 2 to the financial statements and Entergy Corporation and Subsidiaries “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - System Agreement” for discussions of the System Agreement proceedings.

Energy Cost Recovery Rider

Entergy Arkansas’s retail rates include an energy cost recovery rider to recover fuel and purchased energy costs in monthly customer bills.  The rider utilizes the prior calendar-year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over- or under-recovery, including carrying charges, of the energy costs for the prior calendar year.  The energy cost recovery rider tariff also allows an interim rate request depending upon the level of over- or under-recovery of fuel and purchased energy costs.

In October 2005 the APSC initiated an investigation into Entergy Arkansas's interim energy cost recovery rate.  The investigation focused on Entergy Arkansas's 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries.  In March 2006 the APSC extended its investigation to cover the costs included in Entergy Arkansas’s March 2006 annual energy cost rate filing, and a hearing was held in the APSC investigation in October 2006.

In January 2007 the APSC issued an order in its review of the energy cost rate.  The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs that resulted from two outages caused by employee and contractor error.  The coal plant generation curtailments were caused by railroad delivery problems and Entergy Arkansas has since resolved litigation with the railroad regarding the delivery problems.  The APSC staff was directed to perform an analysis with Entergy Arkansas’s assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within sixty days of the order.  After a final determination of the costs is made by the APSC, Entergy Arkansas will be directed to refund that amount with interest to its customers as a credit on the energy cost recovery rider.  Entergy Arkansas requested rehearing of the order.  In February 2010 the APSC denied Entergy Arkansas’s request for rehearing, and held a hearing in September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.  A decision is pending.  Entergy Arkansas expects the amount of damages, if any, to have an immaterial effect on its results of operations, financial position, or cash flows.

The APSC also established a separate docket to consider the resolved railroad litigation, and in February 2010 it established a procedural schedule that concluded with testimony through September 2010.  The testimony has been filed, and the APSC will decide the case based on the record in the proceeding.

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its upcoming March 2014 calculation of its revised energy cost rate. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude $65.9 million of deferred fuel and purchased energy costs incurred in 2013 from the calculation of its 2014 revised energy cost rate. The $65.9 million is an estimate of the incremental fuel and replacement energy

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

costs that Entergy Arkansas incurred as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information is available regarding various claims associated with the ANO stator incident. The APSC approved Entergy Arkansas's request in February 2014. See the “ANO Damage and Outage” section above for further discussion of the ANO stator incident.

Storm Cost Recovery

Entergy Arkansas December 2012 Winter Storm

In December 2012 a severe winter storm consisting of ice, snow, and high winds caused significant damage to Entergy Arkansas’s distribution lines, equipment, poles, and other facilities.  Total restoration costs for the repair and/or replacement of Entergy Arkansas’s electrical facilities in areas damaged from the winter storm were $63 million, including costs recorded as regulatory assets of approximately $22 million.  In the Entergy Arkansas 2013 rate case, the APSC approved inclusion of the construction spending in rate base and approved an increase in the normal storm cost accrual, which will effectively amortize the regulatory asset over a five-year period.

Opportunity Sales Proceeding

In June 2009, the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenges sales made beginning in 2002 and requests refunds.  On July 20, 2009, the Utility operating companies filed a response to the complaint requesting that the FERC dismiss the complaint on the merits without hearing because the LPSC has failed to meet its burden of showing any violation of the System Agreement and failed to produce any evidence of imprudent action by the Entergy System.  In their response, the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The response further explains that the FERC already has determined that Entergy Arkansas’s short-term wholesale sales did not trigger the “right-of-first-refusal” provision of the System Agreement.  While the D.C. Circuit recently determined that the “right-of-first-refusal” issue was not properly before the FERC at the time of its earlier decision on the issue, the LPSC has raised no additional claims or facts that would warrant the FERC reaching a different conclusion.

The LPSC filed direct testimony in the proceeding alleging, among other things, (1) that Entergy violated the System Agreement by permitting Entergy Arkansas to make non-requirements sales to non-affiliated third parties rather than making such energy available to the other Utility operating companies’ customers; and (2) that over the period 2000 - 2009, these non-requirements sales caused harm to the Utility operating companies’ customers and these customers should be compensated for this harm by Entergy.  In subsequent testimony, the LPSC modified its original damages claim in favor of quantifying damages by re-running intra-system bills.  The Utility operating companies believe the LPSC's allegations are without merit.  A hearing in the matter was held in August 2010.

In December 2010, the ALJ issued an initial decision.  The ALJ found that the System Agreement allowed for Entergy Arkansas to make the sales to third parties but concluded that the sales should be accounted for in the same manner as joint account sales.  The ALJ concluded that “shareholders” should make refunds of the damages to the Utility operating companies, along with interest.  Entergy disagreed with several aspects of the ALJ’s initial decision and in January 2011 filed with the FERC exceptions to the decision.

The FERC issued a decision in June 2012 and held that, while the System Agreement is ambiguous, it does provide authority for individual Utility operating companies to make opportunity sales for their own account and

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement does not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load, but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the System Agreement.  Quantifying the effect of the FERC’s decision will require re-running intra-system bills for a ten-year period, and the FERC in its decision established further hearing procedures to determine the calculation of the effects.  In July 2012, Entergy and the LPSC filed requests for rehearing of the FERC’s June 2012 decision, which are pending with the FERC.

As required by the procedural schedule established in the calculation proceeding, Entergy filed its direct testimony that included a proposed illustrative re-run, consistent with the directives in FERC’s order, of intra-system bills for 2003, 2004, and 2006, the three years with the highest volume of opportunity sales.  Entergy’s proposed illustrative re-run of intra-system bills shows that the potential cost for Entergy Arkansas would be up to $12 million for the years 2003, 2004, and 2006, and the potential benefit would be significantly less than that for each of the other Utility operating companies.  Entergy’s proposed illustrative re-run of the intra-system bills also shows an offsetting potential benefit to Entergy Arkansas for the years 2003, 2004, and 2006 resulting from the effects of the FERC’s order on System Agreement Service Schedules MSS-1, MSS-2, and MSS-3, and the potential offsetting cost would be significantly less than that for each of the other Utility operating companies.  Entergy provided to the LPSC an illustrative intra-system bill recalculation as specified by the LPSC for the years 2003, 2004, and 2006, and the LPSC then filed answering testimony in December 2012.  In its testimony the LPSC claims that the damages that should be paid by Entergy Arkansas to the other Utility operating company’s customers for 2003, 2004, and 2006 are $42 million to Entergy Gulf States, Inc., $7 million to Entergy Louisiana, $23 million to Entergy Mississippi, and $4 million to Entergy New Orleans. The FERC staff and certain intervenors filed direct and answering testimony in February 2013. In April 2013, Entergy filed its rebuttal testimony in that proceeding, including a revised illustrative re-run of the intra-system bills for the years 2003, 2004, and 2006. The revised calculation determines the re-pricing of the opportunity sales based on consideration of moveable resources only and the removal of exchange energy received by Entergy Arkansas, which increases the potential cost for Entergy Arkansas over the three years 2003, 2004, and 2006 by $2.3 million from the potential costs identified in the Utility operating companies’ prior filings in September and October 2012. A hearing was held in May 2013 to quantify the effect of repricing the opportunity sales in accordance with the FERC’s decision.

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

Federal Regulation

See “Entergy's Integration Into the MISO Regional Transmission Organization”, “System Agreement”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials within the reactor coolant system.  The issue is applicable to ANO and is managed in accordance with industry standard practices and guidelines which include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders and an estimate of the full amount of the increased costs cannot be made at this time.

Environmental Risks

Entergy Arkansas’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy Arkansas is in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Critical Accounting Estimates

The preparation of Entergy Arkansas’s financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in the assumptions and measurements that could produce estimates that would have a material effect on the presentation of Entergy Arkansas’s financial position or results of operations.

Nuclear Decommissioning Costs

See “Nuclear Decommissioning Costs” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Arkansas records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Qualified Pension Cost	Impact on 2013 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$3,773	$37,642
Rate of return on plan assets	(0.25%)	$1,967	$—
Rate of increase in compensation	0.25%	$1,507	$5,908

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Postretirement Benefit Cost	Impact on 2013 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$665	$7,768
Health care cost trend	0.25%	$1,239	$6,541

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2013 was $69 million, including a $4.9 million curtailment charge and a $1.8 million special termination charge related to workforce downsizing.  Entergy Arkansas anticipates 2014 qualified pension cost to be $42.4 million.  Entergy Arkansas contributed $35.4 million to its pension plan in 2013 and estimates 2014 pension contributions to be approximately $93.6 million; although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. The expected increase in pension contributions is primarily due to the phase out of pension funding relief under MAP-21.

Total postretirement health care and life insurance benefit costs for Entergy Arkansas in 2013 were $18.1 million, including a $4.5 million curtailment charge related to workforce downsizing.  Entergy Arkansas expects 2014 postretirement health care and life insurance benefit income to approximate $2.1 million.  Entergy Arkansas contributed $21 million to its other postretirement plans in 2013 and expects to contribute approximately $25.6 million in 2014.

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc. and Subsidiaries
Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated income statements, consolidated statements of cash flows, and consolidated statements of changes in common equity (pages 298 through 302 and applicable items in pages 57 through 217) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING REVENUES
Electric	$2,190,159	$2,127,004	$2,084,310
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	426,316	480,464	186,036
Purchased power	473,326	431,932	659,464
Nuclear refueling outage expenses	40,499	47,103	42,557
Other operation and maintenance	592,892	545,782	511,592
Decommissioning	43,058	40,484	38,064
Taxes other than income taxes	89,471	89,527	82,847
Depreciation and amortization	230,512	222,734	218,902
Other regulatory credits - net	(10,975)	(38,406)	(13,506)
TOTAL	1,885,099	1,819,620	1,725,956
OPERATING INCOME	305,060	307,384	358,354
OTHER INCOME
Allowance for equity funds used during construction	10,913	9,070	7,660
Interest and investment income	30,148	15,169	16,533
Miscellaneous - net	(4,275)	(4,049)	(4,172)
TOTAL	36,786	20,190	20,021
INTEREST EXPENSE
Interest expense	91,318	82,860	83,545
Allowance for borrowed funds used during construction	(3,207)	(2,457)	(2,826)
TOTAL	88,111	80,403	80,719
INCOME BEFORE INCOME TAXES	253,735	247,171	297,656
Income taxes	91,787	94,806	132,765
NET INCOME	161,948	152,365	164,891
Preferred dividend requirements	6,873	6,873	6,873
EARNINGS APPLICABLE TO
COMMON STOCK	$155,075	$145,492	$158,018
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$161,948	$152,365	$164,891
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	357,639	357,913	339,819
Deferred income taxes, investment tax credits, and non-current taxes accrued	130,707	(67,482)	94,410
Changes in assets and liabilities:
Receivables	(26,320)	(30,786)	(11,021)
Fuel inventory	7,471	(68)	(11,190)
Accounts payable	141,041	(179,009)	160,983
Prepaid taxes and taxes accrued	(204,990)	178,688	122,974
Interest accrued	(6,382)	(1,463)	2,861
Deferred fuel costs	28,609	112,471	(148,274)
Other working capital accounts	(34,909)	55,735	(3,855)
Provisions for estimated losses	(76)	182	(2,330)
Other regulatory assets	214,131	(88,119)	(215,841)
Pension and other postretirement liabilities	(295,435)	75,725	123,156
Other assets and liabilities	(72,184)	(57,035)	(52,459)
Net cash flow provided by operating activities	401,250	509,117	564,124
INVESTING ACTIVITIES
Construction expenditures	(489,079)	(361,858)	(382,776)
Allowance for equity funds used during construction	14,550	12,441	9,607
Nuclear fuel purchases	(88,637)	(215,968)	(148,657)
Proceeds from sale of nuclear fuel	36,478	96,700	—
Proceeds from nuclear decommissioning trust fund sales	266,391	144,275	125,408
Investment in nuclear decommissioning trust funds	(274,519)	(154,608)	(140,724)
Payment for purchase of plant	—	(253,043)	—
Change in money pool receivable - net	(9,496)	9,327	24,101
Investment in affiliates	—	—	10,994
Changes in securitization account	568	(514)	(1,477)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	10,271	—	—
Counterparty collateral deposit	9,000	—	—
Net cash flow used in investing activities	(524,473)	(723,248)	(503,524)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	716,595	252,347	54,743
Retirement of long-term debt	(442,302)	(12,230)	(45,310)
Changes in short-term borrowings - net	(36,735)	2,821	(28,863)
Dividends paid:
Common stock	(15,000)	(10,000)	(117,800)
Preferred stock	(6,873)	(6,873)	(6,873)
Other	27	—	—
Net cash flow provided by (used in) financing activities	215,712	226,065	(144,103)
Net increase (decrease) in cash and cash equivalents	92,489	11,934	(83,503)
Cash and cash equivalents at beginning of period	34,533	22,599	106,102
Cash and cash equivalents at end of period	$127,022	$34,533	$22,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$92,353	$79,271	$75,650
Income taxes	$184,592	($20,480)	($89,994)
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31,
	2013	2012
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$4,181	$9,597
Temporary cash investments	122,841	24,936
Total cash and cash equivalents	127,022	34,533
Securitization recovery trust account	3,835	4,403
Accounts receivable:
Customer	102,328	98,036
Allowance for doubtful accounts	(30,113)	(28,343)
Associated companies	68,875	67,277
Other	94,256	71,956
Accrued unbilled revenues	82,298	72,902
Total accounts receivable	317,644	281,828
Accumulated deferred income taxes	33,556	72,196
Deferred fuel costs	68,696	97,305
Fuel inventory - at average cost	41,504	48,975
Materials and supplies - at average cost	152,429	148,682
Deferred nuclear refueling outage costs	31,135	38,410
System agreement cost equalization	30,000	—
Prepayments and other	58,911	10,586
TOTAL	864,732	736,918
OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	710,913	600,578
Non-utility property - at cost (less accumulated depreciation)	1,664	1,671
Other	29,181	41,182
TOTAL	741,758	643,431
UTILITY PLANT
Electric	8,798,458	8,693,659
Property under capital lease	1,064	1,154
Construction work in progress	209,036	205,982
Nuclear fuel	321,901	303,825
TOTAL UTILITY PLANT	9,330,459	9,204,620
Less - accumulated depreciation and amortization	4,034,880	4,104,882
UTILITY PLANT - NET	5,295,579	5,099,738
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	73,864	80,751
Other regulatory assets (includes securitization property of
$80,963 as of December 31, 2013 and $93,238 as of
December 31, 2012)	1,014,392	1,221,636
Other	44,565	36,971
TOTAL	1,132,821	1,339,358
TOTAL ASSETS	$8,034,890	$7,819,445
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2013	2012
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$70,000	$330,000
Short-term borrowings	—	36,735
Accounts payable:
Associated companies	149,802	39,288
Other	228,160	200,964
Customer deposits	86,512	85,198
Taxes accrued	9,979	214,969
Accumulated deferred income taxes	9,231	5,927
Interest accrued	22,036	28,418
Other	55,656	45,208
TOTAL	631,376	986,707
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,906,562	1,829,281
Accumulated deferred investment tax credits	38,958	40,947
Other regulatory liabilities	219,370	143,901
Decommissioning	723,771	680,712
Accumulated provisions	5,746	5,822
Pension and other postretirement liabilities	319,211	614,805
Long-term debt (includes securitization bonds of $88,961 as of
December 31, 2013 and $101,547 as of December 31, 2012)	2,335,802	1,793,895
Other	18,026	27,409
TOTAL	5,567,446	5,136,772
Commitments and Contingencies
Preferred stock without sinking fund	116,350	116,350
COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000
shares; issued and outstanding 46,980,196 shares in 2013
and 2012	470	470
Paid-in capital	588,471	588,444
Retained earnings	1,130,777	990,702
TOTAL	1,719,718	1,579,616
TOTAL LIABILITIES AND EQUITY	$8,034,890	$7,819,445
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2013, 2012, and 2011
	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)
Balance at December 31, 2010	$470	$588,444	$814,992	$1,403,906
Net income	—	—	164,891	164,891
Common stock dividends	—	—	(117,800)	(117,800)
Preferred stock dividends	—	—	(6,873)	(6,873)
Balance at December 31, 2011	$470	$588,444	$855,210	$1,444,124
Net income	—	—	152,365	152,365
Common stock dividends	—	—	(10,000)	(10,000)
Preferred stock dividends	—	—	(6,873)	(6,873)
Balance at December 31, 2012	$470	$588,444	$990,702	$1,579,616
Net income	—	—	161,948	161,948
Common stock dividends	—	—	(15,000)	(15,000)
Preferred stock dividends	—	—	(6,873)	(6,873)
Other	—	27	—	27
Balance at December 31, 2013	$470	$588,471	$1,130,777	$1,719,718
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2013	2012	2011	2010	2009
	(In Thousands)
Operating revenues	$2,190,159	$2,127,004	$2,084,310	$2,082,447	$2,211,263
Net income	$161,948	$152,365	$164,891	$172,618	$66,875
Total assets	$8,034,890	$7,819,445	$7,212,212	$6,751,368	$6,492,802
Long-term obligations (a)	$2,452,152	$1,910,245	$1,992,271	$1,946,494	$1,736,520

(a) Includes long-term debt (excluding currently maturing debt) and preferred stock without sinking fund.

	2013	2012	2011	2010	2009
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$772	$766	$756	$773	$769
Commercial	469	472	450	441	475
Industrial	433	439	421	415	433
Governmental	19	20	20	20	21
Total retail	1,693	1,697	1,647	1,649	1,698
Sales for resale:
Associated companies	346	320	279	302	350
Non-associated companies	83	49	96	78	102
Other	68	61	62	53	61
Total	$2,190	$2,127	$2,084	$2,082	$2,211
Billed Electric Energy Sales (GWh):
Residential	7,921	7,859	8,229	8,501	7,464
Commercial	5,929	6,046	6,051	6,144	5,817
Industrial	6,769	6,925	7,029	7,082	6,376
Governmental	241	257	275	277	269
Total retail	20,860	21,087	21,584	22,004	19,926
Sales for resale:
Associated companies	7,918	7,926	6,893	7,853	9,980
Non-associated companies	1,011	1,093	1,304	850	1,631
Total	29,789	30,106	29,781	30,707	31,537

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

On December 5, 2011, Entergy announced that it would spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp. (ITC). On December 13, 2013, Entergy and ITC mutually agreed to terminate the transaction following denial by the MPSC of the joint application related to the transaction. Entergy and ITC have withdrawn transaction-related filings submitted to Entergy's retail regulators and the FERC.

Results of Operations

Net Income

2013 Compared to 2012

Net income increased $2.7 million primarily due to higher net revenue and higher other income. The increase in net income was substantially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher taxes other than income taxes, and a higher effective income tax rate partially due to the prior year tax settlement discussed below.

2012 Compared to 2011

Net income decreased $42.6 million primarily due to lower net revenue and higher other operation and maintenance expenses. These items were partially offset by the $19.8 million income tax savings resulting from an IRS settlement in June 2012 related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which also resulted in a $27.7 million ($17 million net-of-tax) regulatory charge that reduced net revenue because Entergy Gulf States Louisiana agreed to share the savings with customers. See Note 3 to the financial statements for additional discussion of the tax settlement.

Net Revenue

2013 Compared to 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2013 to 2012.

Amount
(In Millions)

2012 net revenue	$865.9
Louisiana Act 55 financing savings obligation	27.8
Net wholesale revenue	8.3
Volume/weather	7.5
Other	3.9
2013 net revenue	$913.4

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana agreed to share with customers the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing. See Note 3 to the financial statements for additional discussion of the tax settlement.

The net wholesale revenue variance is primarily due to higher prices.

The volume/weather variance is primarily due to an increase of 82 GWh, or 0.4%, in billed electricity usage as a result of the effect of more favorable weather, as compared to the prior period, primarily on residential sales. The increase was also driven by higher industrial usage primarily in the chemicals industry.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to:

•	an increase of $173.6 million in electric fuel cost recovery revenues primarily due to higher fuel rates;

•	an increase of $69.6 million in rider revenues primarily due to System Agreement credits to customers in 2012;

•	an increase of $10 million in gross wholesale revenues primarily due to higher prices; and

•	an increase of $7.6 million in gas fuel cost recovery revenues primarily due to higher fuel rates.

See Note 2 to the financial statements for additional discussion of Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism.

Fuel and purchased power expenses increased primarily due to:

•	an increase in the average market price of purchased power and increased demand; and

•
an increase in deferred fuel expense due to the timing of receipt of System Agreement payments and credits to customers and higher fuel cost recovery revenues due to higher fuel rates as compared to the prior year. See Note 2 to the financial statements for a discussion of the System Agreement proceedings.

Other regulatory charges decreased primarily due to a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana agreed to share with customers the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing. See Note 3 to the financial statements for additional discussion of the tax settlement.

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2012 to 2011.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Amount
(In Millions)

2011 net revenue	$933.4
Louisiana Act 55 financing savings obligation	(26.7)
Retail electric price	(12.0)
Volume/weather	(7.9)
Net wholesale revenue	(7.8)
Transmission revenue	(7.2)
Other	(5.9)
2012 net revenue	$865.9

The Louisiana Act 55 financing savings obligation results from a regulatory charge recorded in 2012 because Entergy Gulf States Louisiana agreed to share with customers the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers. See Note 3 to the financial statements for additional discussion of the tax settlement.

The retail electric price variance is primarily due to increased affiliate purchased power capacity costs recovered through base rates set in the annual formula rate plan mechanism. See Note 2 to the financial statements for additional discussion of Entergy Gulf States Louisiana’s formula rate plan.

The volume/weather variance is primarily due to the effect of milder weather, as compared to the prior period, on residential and commercial sales and the effects of the power outages caused by Hurricane Isaac.

The net wholesale revenue variance is primarily due to decreased sales volume to municipal and co-op customers and lower prices.

The transmission revenue variance is primarily due to a revision to transmission investment equalization billings under the System Agreement among the Utility operating companies (for the approximate period of 1996 - 2011) recorded in the fourth quarter 2011. See Note 2 to the financial statements for further discussion of the revision.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $203.8 million in gross wholesale revenues primarily due to a decrease in sales to affiliated customers, a decrease of $168.4 million in fuel cost recovery revenues primarily due to lower fuel rates, and a decrease of $59.3 million in rider revenues primarily due to higher System Agreement credits in 2012. See Note 2 to the financial statements for additional discussion of Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism.

Fuel and purchased power expenses decreased primarily due to:

•	a decrease in the average market prices of purchased power and natural gas; and

•
a decrease in deferred fuel expense due to the timing of receipt of System Agreement payments and credits to customers and lower fuel cost recovery revenues in 2012. See Note 2 to the financial statements for a discussion of the System Agreement proceedings.

Other regulatory charges increased primarily due to a settlement with the IRS related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing because Entergy Gulf States Louisiana agreed to share the savings with customers. See Note 3 to the financial statements for additional discussion of the settlement.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Other Income Statement Variances

2013 Compared to 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $15 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan. See "Critical Accounting Estimates" below and Note 11 to the financial statements for further discussion of benefits costs;

•
the deferral recorded in the second quarter 2012, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $4.2 million in 2012;

•
an increase of $13.5 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative, partially offset by the deferral, as approved by the LPSC, of $9.8 million of these costs. See the "Human Capital Management Strategic Imperative" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for further discussion;

•	an increase of $3.5 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages as compared to the prior year;

•	an increase of $2.9 million in loss reserves; and

•	several individually insignificant items.

Also, other operation and maintenance expenses include $7.2 million in 2013 and $4.7 million in 2012 of costs incurred related to the now terminated plan to spin off and merge the transmission business.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher residential and commercial revenues as compared to prior year and an increase in ad valorem taxes resulting from higher assessments. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Depreciation and amortization expenses increased primarily due to increased plant in service.

Other income increased primarily due to higher realized gains in 2013 on the River Bend decommissioning trust fund investments. There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

2012 Compared to 2011

Other operation and maintenance expenses increased primarily due to:

•	an increase of $10.4 million in nuclear generation expenses primarily due to higher labor costs, including higher contract labor;

•
an increase of $9.3 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•	$4.7 million of costs incurred in 2012 related to the now terminated plan to spin off and merge the transmission business; and

•	an increase of $3.7 million in fossil-fueled generation expenses resulting primarily from more plant outages and an increased scope of work as compared to the prior year.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

The increase was partially offset by:

•
$5.8 million of transmission investment equalization expenses recorded in the fourth quarter 2011 as a result of a billing adjustment related to prior transmissions costs (for the approximate period of 1996 – 2011) allocable to Entergy Gulf States Louisiana under the System Agreement;

•	the deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $4.2 million; and

•	several individually insignificant items.

Income Taxes

The effective income tax rates were 26%, 24.9%, and 30.8% for 2013, 2012, and 2011, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2013, 2012, and 2011 were as follows.

	2013	2012	2011
	(In Thousands)
Cash and cash equivalents at beginning of period	$35,686	$24,845	$155,173

Net cash provided by (used in):
Operating activities	434,726	346,208	482,115
Investing activities	(336,644)	(201,440)	(267,262)
Financing activities	(118,187)	(133,927)	(345,181)
Net increase (decrease) in cash and cash equivalents	(20,105)	10,841	(130,328)

Cash and cash equivalents at end of period	$15,581	$35,686	$24,845

Operating Activities

Net cash flow provided by operating activities increased $88.5 million in 2013 compared to 2012 primarily due to:

•
income tax payments of $5.1 million in 2013 compared to income tax payments of $89.2 million in 2012. Entergy Gulf States Louisiana had income tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. In 2013, the payments resulted primarily from the reversal of temporary differences for which Entergy Gulf States Louisiana had previously claimed a tax deduction. In 2012, Entergy Gulf States Louisiana no longer had a net operating loss carryover from prior years to reduce current taxable income; and

•	decreased Hurricane Isaac storm spending in 2013.

The increase was partially offset by higher nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2013 and did not have one in 2012.

Net cash provided by operating activities decreased $135.9 million in 2012 compared to 2011 primarily due to income tax payments in 2012 of $89.2 million in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement compared to income tax refunds of $56.3 million in 2011. Also

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

contributing to the decrease in cash flow was Hurricane Isaac storm restoration spending in 2012. In 2011, Entergy Gulf States Louisiana received tax cash refunds in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The refunds resulted from the reversal of temporary differences for which Entergy Gulf States Louisiana previously made cash tax payments.

The decrease was partially offset by:

•
an increase in the recovery of fuel and purchased power costs due to System Agreement bandwidth remedy payments of $75 million received in January 2012 as a result of receipts required to implement the FERC’s remedy in an October 2011 order for the period June - December 2005. In the fourth quarter 2012, Entergy Gulf States Louisiana customers were credited $69.6 million. See Note 2 to the financial statements for a discussion of the System Agreement proceedings; and

•
a decrease of $13.7 million in pension contributions. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities increased $135.2 million in 2013 compared to 2012 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•
$51 million in proceeds in 2012 from the sale of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests to a third party. See Note 2 to the financial statements for discussion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests;

•	money pool activity;

•	an increase in nuclear construction expenditures as a result of spending on nuclear projects during the River Bend refueling outage in 2013; and

•	an increase in transmission construction expenditures due to additional reliability work performed in 2013.

The increase was partially offset by:

•	the withdrawal of $65.5 million from the storm reserve escrow account in 2013;

•	a decrease in distribution construction expenditures due to prior year Hurricane Isaac spending; and

•	a decrease in fossil-fueled generation construction expenditures as a result of decreased scope of work in 2013.

Increases in Entergy Gulf States Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool increased by $1.9 million in 2013 compared to decreasing by $23.6 million in 2012. The money pool is an inter-company borrowing arrangement designed to reduce the Utility operating companies’ need for external short-term borrowings.

Net cash used in investing activities decreased $65.8 million in 2012 compared to 2011 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•
$51 million in proceeds from the sale of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests to a third party in 2012; see Note 2 to the financial statements for discussion of Entergy Gulf States Louisiana’s investment in Entergy Holdings

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Company’s Class A preferred membership interests; and

•	a decrease in nuclear construction expenditures as a result of the River Bend refueling outage in 2011. River Bend had a refueling outage in 2011 and did not have one in 2012.

The decrease was partially offset by:

•	higher distribution construction expenditures due to Hurricane Isaac and increased reliability work performed in 2012;

•	money pool activity;

•	an increase in fossil-fueled generation construction expenditures due to an increased scope of work in 2012; and

•	an increase in transmission construction expenditures due to increased transmission plant upgrades in 2012.

Decreases in Entergy Gulf States Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool decreased by $23.6 million in 2012 compared to decreasing by $39.4 million in 2011.

Financing Activities

Net cash flow used in financing activities decreased $15.7 million in 2013 compared to 2012 primarily due to $14.8 million in credit borrowings in 2013 compared to payments of $29.4 million on credit borrowings in 2012 against the nuclear fuel company variable interest entity credit facility.

The decrease was partially offset by:

•	money pool activity;

•	an increase of $5.7 million in common equity distributions;

•	net cash redemptions of $5.2 million of long-term debt in 2013; and

•	net cash issuances of $3.4 million of long-term debt in 2012.

See Note 5 to the financial statements for more details on long-term debt.

Decreases in Entergy Gulf States Louisiana’s payable to the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s payable to the money pool decreased by $7.1 million in 2013 compared to increasing by $7.1 million in 2012.

Net cash used in financing activities decreased $211.3 million in 2012 compared to 2011 primarily due to a decrease of $187.8 million in common equity distributions and the issuance of $75 million 3.25% Series Q notes by the nuclear fuel company variable interest entity in July 2012, partially offset by:

•	the repayment, at maturity, of $60 million 5.41% Series O notes by the nuclear fuel company variable interest entity in July 2012;

•	the redemption of $10.84 million of pollution control revenue bonds in 2012 compared to the redemption of $47.34 million of pollution control revenue bonds in 2011; and

•	the nuclear fuel company variable interest entity making payments of $29.4 million on its credit facility in 2012 compared to an increase of $5.2 million in credit facility borrowings in 2011.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2013	December 31, 2012
Debt to capital	51.8%	52.3%
Effect of subtracting cash	(0.2%)	(0.6%)
Net debt to net capital	51.6%	51.7%

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

Uses of Capital

Entergy Gulf States Louisiana requires capital resources for:

•	construction and other capital investments;

•	debt and preferred equity maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distribution and interest payments.

Following are the amounts of Entergy Gulf States Louisiana’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$95	$80	$80
Transmission	105	130	90
Distribution	70	70	75
Other	20	25	20
Total	$290	$305	$265

Following are the amounts of Entergy Gulf States Louisiana’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2014	2015-2016	2017-2018	After 2018	Total
	(In Millions)
Long-term debt (a)	$79	$210	$599	$1,486	$2,374
Operating leases	$20	$20	$16	$35	$91
Purchase obligations (b)	$116	$211	$46	$255	$628

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Gulf States Louisiana, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Gulf States Louisiana expects to contribute $31.3 million to its pension plans and $9.4 million to other postretirement plans in 2014 although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. See "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Also, in addition to the contractual obligations, Entergy Gulf States Louisiana has $328.9 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Gulf States Louisiana includes specific investments and initiatives such as NRC post-Fukushima requirements and transmission spending to support economic development projects, reliability, and new compliance projects.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Management provides more information on long-term debt maturities in Note 5 to the financial statements.

As an indirect, wholly-owned subsidiary of Entergy Corporation, Entergy Gulf States Louisiana pays distributions from its earnings at a percentage determined monthly. Entergy Gulf States Louisiana’s long-term debt indenture contains restrictions on the payment of cash dividends or other distributions on its common and preferred membership interests.

New Nuclear Development

Entergy Gulf States Louisiana and Entergy Louisiana have been developing and are preserving a project option for new nuclear generation at River Bend. In the first quarter 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and recognized on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary. Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company’s current participation level in the project.

In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend. The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request. At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend. The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification. There has been no suggestion that the planning activities or costs incurred were imprudent. At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Entergy Louisiana be permitted to seek recovery of these costs in their anticipated, upcoming rate case filings, fully reserving the LPSC’s right to determine the recoverability of such costs in rates. The LPSC decided to extend the current formula rate plans of Entergy Gulf States Louisiana and Entergy Louisiana and provided for an eight-year amortization of costs incurred in connection with the potential development of a new nuclear unit at River Bend, without carrying costs, beginning in December 2014, provided, however, that amortization of these costs shall not result in a future rate increase. As of December 31, 2013, Entergy Gulf States Louisiana and Entergy Louisiana each have a regulatory asset of $29.5 million on its balance sheet related to these new nuclear generation development costs.

Sources of Capital

Entergy Gulf States Louisiana’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred membership interest issuances; and

•	bank financing under new or existing facilities.

Entergy Gulf States Louisiana may refinance, redeem, or otherwise retire debt and preferred equity/membership interests prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred equity/membership interest issuances by Entergy Gulf States Louisiana require prior regulatory approval. Preferred equity/membership interest and debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements. Entergy Gulf States Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Gulf States Louisiana’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2013	2012	2011	2010
(In Thousands)
$1,925	($7,074)	$23,596	$63,003

See Note 4 to the financial statements for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2018. The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2013, there were no cash borrowings and $15.2 million of letters of credit outstanding under the credit facility.  See Note 4 to the financial statements for additional discussion of the credit facility.

The Entergy Gulf States Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $100 million scheduled to expire in June 2016. As of December 31, 2013, $14.8 million was outstanding on the credit facility. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Gulf States Louisiana’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Gulf States Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds, Entergy Gulf States Louisiana is seeking determination that $73.8 million in system restoration costs were prudently incurred.  Entergy Gulf States Louisiana intends to replenish its storm escrow accounts to $90 million primarily through traditional debt markets and has requested special rate treatment of any borrowings for that purpose.  In May 2013, Entergy Gulf States Louisiana filed a supplemental application proposing a specific means to finance system restoration costs and related requests. Entergy Gulf States Louisiana is proposing to finance Hurricane Isaac restoration costs through Louisiana Act 55 financing, which was the same method it used for Hurricanes Katrina, Rita, Gustav, and Ike.

The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Gulf States Louisiana and Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of each company’s costs. The LPSC Staff also supported the requests to re-establish storm reserves of $90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana. One intervenor filed testimony recommending storm reserve levels of $70 million for Entergy Gulf States Louisiana and $100 million for Entergy Louisiana, but takes no position on the prudence of the Hurricane Isaac system restoration costs. An evidentiary hearing took place in December 2013, and an LPSC decision is expected in 2014.

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station. Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades. Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 25% of the capacity and energy generated by Ninemile 6. The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans. In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity. In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana. Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction contractor. All major permits and approvals required to begin construction have been obtained and construction is in progress.

Under the terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans beginning in the month after the unit is placed in service. In November 2013, Entergy Louisiana and Entergy Gulf States Louisiana filed a joint application with the LPSC to certify the estimated first year revenue requirement associated with Ninemile 6 that will be placed into rates.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that Entergy Gulf States Louisiana charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Gulf States Louisiana is regulated and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the LPSC is primarily responsible for approval of the rates charged to customers.

Retail Rates - Electric

In May 2011, Entergy Gulf States Louisiana made a special formula rate plan rate implementation filing with the LPSC that implemented effective with the May 2011 billing cycle a $5.1 million rate decrease to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center by Entergy Louisiana.  As a result of the closing of the acquisition and termination of the pre-acquisition power purchase agreement with Acadia, Entergy Gulf States Louisiana’s allocation of capacity related to this unit ended, resulting in a reduction in the additional capacity revenue requirement.

In May 2011, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflected an 11.11% earned return on common equity, which was within the allowed earnings bandwidth, indicating no cost of service rate change was necessary under the formula rate plan.  The filing also reflected a $22.8 million rate decrease for incremental capacity costs.  Entergy Gulf States Louisiana and the LPSC Staff subsequently filed a joint report that also stated that no cost of service rate change was necessary under the formula rate plan, and the LPSC approved it in October 2011.

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which was above the earnings bandwidth and indicated a $6.5 million cost of service rate decrease was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for the incremental capacity rider.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflected an earned return on common equity of 11.86%, which indicated a $5.7 million cost of service rate decrease was necessary under the formula rate plan.  The revised filing also indicated that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Gulf States Louisiana submitted a revised evaluation report that reflected expected retail jurisdictional cost of $16.9 million for the first-year capacity charges for the purchase from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy.  This rate change was implemented effective with the first billing cycle of January 2013.  The 2011 test year filings, as revised, were approved by the LPSC in February 2013. In April 2013, Entergy Gulf States Louisiana submitted a revised evaluation report increasing the incremental capacity rider by approximately $7.3 million to reflect the cost of an additional capacity contract.

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Gulf States Louisiana, and the required filing was made on February 15, 2013.  The filing anticipated Entergy Gulf States Louisiana's integration into MISO. In the filing Entergy Gulf States Louisiana requested, among other relief:

•	authorization to increase the revenue it collects from customers by approximately $24 million;

•	an authorized return on common equity of 10.4%;

•	authorization to increase depreciation rates embedded in the proposed revenue requirement; and

•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would include a mechanism to recover incremental transmission revenue requirement on the basis of a forward-looking test year as compared to the initial base year of 2014 with an annual true-up, that would retain the primary aspects of

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

the prior formula rate plan, including a 60% to customers/40% to Entergy Gulf States Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

Following a hearing before an ALJ and the ALJ's issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. Major terms of the settlement include approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Gulf States Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain special recovery items; (3) three-year amortization of costs to achieve savings associated with the human capital management initiative, with savings to be reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) no change in rates related to test year 2013, except with respect to recovery of the non-fuel MISO-related costs and any changes to the additional capacity revenue requirement; and (6) no increase in rates related to test year 2014, except for those items eligible for recovery outside of the earnings sharing mechanism. Existing depreciation rates will not change. Implementation of rate changes for items recoverable outside of the earnings sharing mechanism will occur in December 2014.

Retail Rates - Gas

In January 2014, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2013.  The filing showed an earned return on common equity of 5.47%, which results in a $1.5 million rate increase. The rate increase, if approved, will be effective with the first billing cycle of April 2014.

In January 2013, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2012.  The filing showed an earned return on common equity of 11.18%, which results in a $43 thousand rate reduction.  In March 2013 the LPSC Staff issued its proposed findings and recommended two adjustments. Entergy Gulf States Louisiana and the LPSC Staff reached agreement regarding the LPSC Staff’s proposed adjustments. As reflected in an unopposed joint report of proceedings filed by Entergy Gulf States Louisiana and the LPSC Staff in May 2013, Entergy Gulf States Louisiana accepted, with modification, the LPSC Staff’s proposed adjustment to property insurance expense and agreed to: (1) a three-year extension of the gas rate stabilization plan with a midpoint return on equity of 9.95%, with a first year midpoint reset; (2) dismissal of a docket initiated by the LPSC to evaluate the allowed return on equity for Entergy Gulf States Louisiana’s gas rate stabilization plan; and (3) presentation to the LPSC by November 2014 by Entergy Gulf States Louisiana and the LPSC Staff of their recommendation for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment. The LPSC approved the agreement in May 2013.

In January 2012, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2011.  The filing showed an earned return on common equity of 10.48%, which is within the earnings bandwidth of 10.5%, plus or minus fifty basis points.  In April 2012 the LPSC Staff filed its findings, suggesting adjustments that produced an 11.54% earned return on common equity for the test year and a $0.1 million rate reduction.  Entergy Gulf States Louisiana accepted the LPSC Staff’s recommendations, and the rate reduction was effective with the first billing cycle of May 2012.

In January 2011, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2010.  The filing showed an earned return on common equity of 8.84% and a revenue deficiency of $0.3 million.  In March 2011 the LPSC Staff filed its findings, suggesting an adjustment that produced an 11.76% earned return on common equity for the test year and a $0.2 million rate reduction.  Entergy Gulf States Louisiana implemented the $0.2 million rate reduction effective with the May 2011 billing cycle.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Fuel and purchased power cost recovery

In January 2003, the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit included a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 1995 through 2004.  Entergy Gulf States Louisiana and the LPSC Staff reached a settlement to resolve the audit that required Entergy Gulf States Louisiana to refund $18 million to customers, including the realignment to base rates of $2 million of SO2 costs. The ALJ held a stipulation hearing and in November 2011 the LPSC issued an order approving the settlement. The refund was made in the November 2011 billing cycle. Entergy Gulf States Louisiana had previously recorded provisions for the estimated outcome of this proceeding.

In December 2011 the LPSC authorized its staff to initiate another proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  Discovery is in progress, but a procedural schedule has not been established.

Industrial and Commercial Customers

Entergy Gulf States Louisiana’s large industrial and commercial customers continually explore ways to reduce their energy costs. In particular, cogeneration is an option available to a portion of Entergy Gulf States Louisiana’s industrial customer base. Entergy Gulf States Louisiana responds by working with industrial and commercial customers and negotiating electric service contracts to provide competitive rates that match specific customer needs and load profiles. Entergy Gulf States Louisiana actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand, from both new and existing customers. Entergy Gulf States Louisiana does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Gulf States Louisiana’s marketing efforts in retaining industrial customers.

Federal Regulation

See “Entergy's Integration Into the MISO Regional Transmission Organization”, “System Agreement”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Nuclear Matters

Entergy Gulf States Louisiana owns and, through an affiliate, operates the River Bend nuclear power plant. Entergy Gulf States Louisiana is, therefore, subject to the risks related to owning and operating a nuclear plant. These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts. In the event of an unanticipated early shutdown of River Bend, Entergy Gulf States Louisiana may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials within the reactor coolant system.  The issue is applicable to River Bend and is managed in accordance with industry standard practices and guidelines which include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders and an estimate of the full amount of the increased costs cannot be made at this time.

Environmental Risks

Entergy Gulf States Louisiana’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. Management believes that Entergy Gulf States Louisiana is in substantial compliance with environmental regulations currently applicable to its facilities and operations. Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Critical Accounting Estimates

The preparation of Entergy Gulf States Louisiana’s financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in the assumptions and measurements that could produce estimates that would have a material effect on the presentation of Entergy’s financial position or results of operations.

Nuclear Decommissioning Costs

See “Nuclear Decommissioning Costs” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries’ Management’s Financial Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Gulf States Louisiana records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Qualified Pension Cost	Impact on 2013 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$2,087	$19,764
Rate of return on plan assets	(0.25%)	$1,027	$—
Rate of increase in compensation	0.25%	$824	$3,292

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Postretirement Benefit Cost	Impact on 2013 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$558	$5,653
Health care cost trend	0.25%	$1,017	$5,223

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Gulf States Louisiana in 2013 was $31 million, including an $805 thousand curtailment charge and an $808 thousand special termination benefit charge related to workforce downsizing.  Entergy Gulf States Louisiana anticipates 2014 qualified pension cost to be $18.6 million.  Entergy Gulf States Louisiana contributed $11.6 million to its pension plans in 2013 and estimates 2014 pension contributions to be approximately $31.3 million; although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. The expected increase in pension contributions is primarily due to the phase out of pension funding relief under MAP-21.

Total postretirement health care and life insurance benefit costs for Entergy Gulf States Louisiana in 2013 were $22.1 million, including a $1.5 million curtailment charge related to workforce downsizing.   Entergy Gulf States Louisiana expects 2014 postretirement health care and life insurance benefit costs to approximate $12.2 million. Entergy Gulf States Louisiana contributed $7 million to its other postretirement plans in 2013 and expects to contribute approximately $9.4 million in 2014.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

(page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Baton Rouge, Louisiana

We have audited the accompanying balance sheets of Entergy Gulf States Louisiana, L.L.C. (the “Company”) as of December 31, 2013 and 2012, and the related income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity (pages 323 through 328 and applicable items in pages 57 through 217) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Gulf States Louisiana, L.L.C. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING REVENUES
Electric	$1,881,895	$1,606,165	$2,069,548
Natural gas	59,238	48,729	64,861
TOTAL	1,941,133	1,654,894	2,134,409
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	286,625	194,878	437,301
Purchased power	731,611	562,247	780,711
Nuclear refueling outage expenses	20,345	17,565	18,227
Other operation and maintenance	398,589	361,415	351,070
Decommissioning	15,908	15,024	14,189
Taxes other than income taxes	80,307	76,295	75,858
Depreciation and amortization	150,929	146,673	143,387
Other regulatory charges (credits) - net	9,482	31,835	(17,045)
TOTAL	1,693,796	1,405,932	1,803,698
OPERATING INCOME	247,337	248,962	330,711
OTHER INCOME
Allowance for equity funds used during construction	8,062	8,694	9,094
Interest and investment income	52,953	42,773	40,945
Miscellaneous - net	(11,567)	(8,928)	(8,799)
TOTAL	49,448	42,539	41,240
INTEREST EXPENSE
Interest expense	81,118	83,251	84,356
Allowance for borrowed funds used during construction	(2,814)	(3,343)	(3,745)
TOTAL	78,304	79,908	80,611
INCOME BEFORE INCOME TAXES	218,481	211,593	291,340
Income taxes	56,819	52,616	89,736
NET INCOME	161,662	158,977	201,604
Preferred distribution requirements and other	825	825	825
EARNINGS APPLICABLE TO
COMMON EQUITY	$160,837	$158,152	$200,779
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Net Income	$161,662	$158,977	$201,604
Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax expense (benefit) of $34,126, $8,732, and ($16,556))	37,027	4,381	(29,306)
Other comprehensive income (loss)	37,027	4,381	(29,306)
Comprehensive Income	$198,689	$163,358	$172,298
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$161,662	$158,977	$201,604
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	223,420	214,929	207,753
Deferred income taxes, investment tax credits, and non-current taxes accrued	86,125	92,523	(4,845)
Changes in working capital:
Receivables	(61,561)	87,089	(82,221)
Fuel inventory	412	(3,718)	2,578
Accounts payable	24,694	(1,725)	(58,981)
Prepaid taxes and taxes accrued	(43,029)	(86,346)	148,313
Interest accrued	371	(647)	(1,177)
Deferred fuel costs	(10,573)	(96,230)	74,877
Other working capital accounts	(5,434)	(5,548)	(4,600)
Changes in provisions for estimated losses	(60,084)	(2,222)	1,353
Changes in other regulatory assets	123,254	(73,082)	(77,713)
Changes in pension and other postretirement liabilities	(140,643)	83,440	112,736
Other	136,112	(21,232)	(37,562)
Net cash flow provided by operating activities	434,726	346,208	482,115
INVESTING ACTIVITIES
Construction expenditures	(267,122)	(284,458)	(219,307)
Allowance for equity funds used during construction	8,062	8,694	9,094
Nuclear fuel purchases	(141,176)	(51,610)	(87,901)
Proceeds from sale of nuclear fuel	19,401	67,632	9,647
Payment to storm reserve escrow account	(29)	(99)	(124)
Receipts from storm reserve escrow account	65,475	3,364	—
Proceeds from nuclear decommissioning trust fund sales	193,792	131,042	76,844
Investment in nuclear decommissioning trust funds	(213,122)	(150,601)	(94,922)
Change in money pool receivable - net	(1,925)	23,596	39,407
Proceeds from the sale of investment	—	51,000	—
Net cash flow used in investing activities	(336,644)	(201,440)	(267,262)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	69,770	74,251	—
Retirement of long-term debt	(75,000)	(70,840)	(47,340)
Change in money pool payable - net	(7,074)	7,074	—
Changes in credit borrowings - net	14,800	(29,400)	5,200
Dividends/distributions paid:
Common equity	(119,900)	(114,200)	(301,950)
Preferred membership interests	(825)	(825)	(825)
Other	42	13	(266)
Net cash flow used in financing activities	(118,187)	(133,927)	(345,181)
Net increase (decrease) in cash and cash equivalents	(20,105)	10,841	(130,328)
Cash and cash equivalents at beginning of period	35,686	24,845	155,173
Cash and cash equivalents at end of period	$15,581	$35,686	$24,845
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$77,882	$80,848	$82,413
Income taxes	$5,064	$89,191	($56,289)
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
	December 31,
	2013	2012
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,739	$35,085
Temporary cash investments	13,842	601
Total cash and cash equivalents	15,581	35,686
Accounts receivable:
Customer	69,648	53,480
Allowance for doubtful accounts	(909)	(711)
Associated companies	107,723	71,697
Other	22,945	18,736
Accrued unbilled revenues	58,867	51,586
Total accounts receivable	258,274	194,788
Deferred fuel costs	9,625	—
Fuel inventory - at average cost	26,555	26,967
Materials and supplies - at average cost	122,909	121,289
Deferred nuclear refueling outage costs	25,975	5,953
Prepaid taxes	22,008	—
Gas hedge contracts	2,238	—
Prepayments and other	12,452	7,911
TOTAL	495,617	392,594
OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	289,664	289,664
Decommissioning trust funds	573,744	477,391
Non-utility property - at cost (less accumulated depreciation)	174,134	165,410
Storm reserve escrow account	21,538	86,984
Other	14,145	13,404
TOTAL	1,073,225	1,032,853
UTILITY PLANT
Electric	7,400,689	7,279,953
Natural gas	143,902	135,723
Construction work in progress	105,314	125,448
Nuclear fuel	196,508	146,768
TOTAL UTILITY PLANT	7,846,413	7,687,892
Less - accumulated depreciation and amortization	4,071,762	4,003,385
UTILITY PLANT - NET	3,774,651	3,684,507
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	165,456	171,051
Other regulatory assets	321,466	409,653
Deferred fuel costs	100,124	100,124
Other	12,049	12,337
TOTAL	599,095	693,165
TOTAL ASSETS	$5,942,588	$5,803,119
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2013	2012
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$75,000
Accounts payable:
Associated companies	95,853	89,377
Other	103,314	97,509
Customer deposits	51,839	48,265
Taxes accrued	—	21,021
Accumulated deferred income taxes	36,330	22,249
Interest accrued	25,808	25,437
Deferred fuel costs	—	948
Pension and other postretirement liabilities	9,065	7,803
System agreement cost equalization	15,000	—
Gas hedge contracts	—	2,620
Other	19,032	11,999
TOTAL	356,241	402,228
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,512,547	1,403,195
Accumulated deferred investment tax credits	75,295	78,312
Other regulatory liabilities	159,429	103,444
Decommissioning and asset retirement cost liabilities	403,084	380,822
Accumulated provisions	37,146	97,230
Pension and other postretirement liabilities	274,315	416,220
Long-term debt	1,527,465	1,442,429
Long-term payables - associated companies	27,900	29,510
Other	108,189	66,725
TOTAL	4,125,370	4,017,887
Commitments and Contingencies
EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,479,179	1,438,233
Accumulated other comprehensive loss	(28,202)	(65,229)
TOTAL	1,460,977	1,383,004
TOTAL LIABILITIES AND EQUITY	$5,942,588	$5,803,119
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2013, 2012, and 2011
		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2010	$10,000	$1,494,593	($40,304)	$1,464,289
Net income	—	201,604	—	201,604
Other comprehensive loss	—	—	(29,306)	(29,306)
Dividends/distributions declared on common equity	—	(301,950)	—	(301,950)
Dividends/distributions declared on preferred membership interests	—	(825)	—	(825)
Other	—	(36)	—	(36)
Balance at December 31, 2011	$10,000	$1,393,386	($69,610)	$1,333,776
Net income	—	158,977	—	158,977
Member contribution	—	1,000	—	1,000
Other comprehensive income	—	—	4,381	4,381
Dividends/distributions declared on common equity	—	(114,200)	—	(114,200)
Dividends/distributions declared on preferred membership interests	—	(825)	—	(825)
Other	—	(105)	—	(105)
Balance at December 31, 2012	$10,000	$1,438,233	($65,229)	$1,383,004
Net income	—	161,662	—	161,662
Other comprehensive income	—	—	37,027	37,027
Dividends/distributions declared on common equity	—	(119,900)	—	(119,900)
Dividends/distributions declared on preferred membership interests	—	(825)	—	(825)
Other	—	9	—	9
Balance at December 31, 2013	$10,000	$1,479,179	($28,202)	$1,460,977
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2013	2012	2011	2010	2009
	(In Thousands)
Operating revenues	$1,941,133	$1,654,894	$2,134,409	$2,097,021	$1,844,386
Net income	$161,662	$158,977	$201,604	$174,319	$153,281
Total assets	$5,942,588	$5,803,119	$5,763,719	$5,690,376	$5,522,751
Long-term obligations (a)	$1,527,465	$1,442,429	$1,482,430	$1,584,332	$1,740,592

(a) Includes long-term debt (excluding currently maturing debt).

	2013	2012	2011	2010	2009
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$465	$389	$479	$498	$393
Commercial	417	349	416	426	354
Industrial	502	392	490	489	383
Governmental	22	18	22	21	18
Total retail	1,406	1,148	1,407	1,434	1,148
Sales for resale:
Associated companies	375	377	562	463	475
Non-associated companies	45	34	52	79	105
Other	56	47	49	40	49
Total	$1,882	$1,606	$2,070	$2,016	$1,777
Billed Electric Energy Sales (GWh):
Residential	5,206	5,176	5,383	5,538	5,090
Commercial	5,208	5,287	5,239	5,274	5,058
Industrial	9,021	8,890	9,041	8,801	7,601
Governmental	228	228	222	210	213
Total retail	19,663	19,581	19,885	19,823	17,962
Sales for resale:
Associated companies	6,580	7,727	8,595	8,516	7,084
Non-associated companies	887	941	1,013	1,705	2,546
Total	27,130	28,249	29,493	30,044	27,592

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

On December 5, 2011, Entergy announced that it would spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp. (ITC). On December 13, 2013, Entergy and ITC mutually agreed to terminate the transaction following denial by the MPSC of the joint application related to the transaction. Entergy and ITC have withdrawn transaction-related filings submitted to Entergy's retail regulators and the FERC.

Results of Operations

Net Income

2013 Compared to 2012

Net income decreased $28.6 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher interest expense, and higher nuclear refueling outage expenses, partially offset by higher net revenue. Also contributing to the decrease in net income was the IRS tax settlement, in June 2012, related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which resulted in a $142.7 million reduction of income tax expense in 2012. The prior year income tax benefit was partially offset by a $137.1 million ($84.3 million net-of-tax) regulatory charge, which reduced net revenue in 2012, because Entergy Louisiana agreed to share the savings with customers. See Note 3 to the financial statements for additional discussion of the tax settlement.

2012 Compared to 2011

Net income decreased $192.8 million primarily due to a prior year settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts, which resulted in a $422 million reduction in income tax expense in the third quarter 2011.  The net income effect was partially offset by a $199 million regulatory charge, which reduced net revenue in 2011, because Entergy Louisiana is sharing the benefit with customers.  Partially offsetting the decrease in net income was an IRS tax settlement, in second quarter 2012, related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing, which resulted in a $142.7 million income tax savings, partially offset by a $137.1 million ($84.3 million net-of-tax) regulatory charge, which reduced net revenue in 2012, because Entergy Louisiana agreed to share the savings with customers.  See Note 3 to the financial statements for additional discussion of the settlements.

Net Revenue

2013 Compared to 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2013 to 2012.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Amount
(In Millions)

2012 net revenue	$933.3
Louisiana Act 55 financing savings obligation	137.6
Retail electric price	91.5
Volume/weather	23.9
Net wholesale revenue	18.1
Fuel recovery	9.4
Other	(5.0)
2013 net revenue	$1,208.8

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana agreed to share with customers the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing.  See Note 3 to the financial statements for additional discussion of the tax settlement and savings obligation.

The retail electric price variance is primarily due to a formula rate plan increase effective January 2013. See Note 2 to the financial statements for discussion of the formula rate plan increase.

The volume/weather variance is primarily due to an increase of 512 GWh in billed electricity usage in all sectors due to the effect of more favorable weather as compared to the previous year on residential sales and the effect of Hurricane Isaac, which decreased sales volume in 2012. The increase in industrial usage was also driven by a higher capacity factor in the petroleum industry.

The net wholesale revenue variance is primarily due to the sale to Entergy Gulf States Louisiana of one-third of Acadia Unit 2 capacity and energy.

The fuel recovery variance is primarily due to the expiration of the Evangeline gas contract on January 1, 2013.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

•
an increase of $356.9 million in fuel cost recovery revenues primarily due to higher fuel rates.  Entergy Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements;

•	the formula rate plan increase, as discussed above;

•	an increase of $29.8 million in affiliated sales as a result of the Acadia contract with Entergy Gulf States Louisiana effective January 2013; and

•	the increase related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power and an increase in the recovery from customers of deferred fuel costs.

Other regulatory charges decreased primarily due to a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana agreed to share with customers the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing. See Note 3 to the financial statements for additional discussion of the tax settlement and savings obligation.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$886.2
Mark-to-market tax settlement sharing	199.5
Retail electric price	6.7
Volume/weather	(21.4)
Louisiana Act 55 financing savings obligation	(134.1)
Other	(3.6)
2012 net revenue	$933.3

The mark-to-market tax settlement sharing variance results from a regulatory charge recorded in the third quarter 2011 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to mark-to-market income tax treatment of power purchase contracts with customers. See Notes 3 and 8 to the financial statements for additional discussion of the settlement and benefit sharing.

The retail electric price variance is primarily due to a special formula rate plan increase effective May 2011 in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center. See Note 2 to the financial statements for discussion of the formula rate plan increase.

The volume/weather variance is primarily due to the effect of milder weather as compared to the previous year on residential and commercial sales and the effects of the power outages caused by Hurricane Isaac, partially offset by increased usage in the industrial sector as a result of increased consumption by a large industrial customer in the chemical industry as a result of plant expansion.

The Louisiana Act 55 financing savings obligation sharing variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana agreed to share the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financings with customers. See Note 3 to the financial statements for additional discussion of the settlement and savings obligation.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to:

•
a decrease of $330.3 million in fuel cost recovery revenues primarily due to lower fuel rates. Entergy Louisiana’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements;

•	a decrease of $42 million in rider revenues primarily due to higher System Agreement credits in 2012; and

•	the decrease related to volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to a decrease in the average market prices of natural gas and purchased power and a decrease in the recovery from customers of deferred fuel costs.

Other regulatory charges decreased primarily due to a regulatory charge recorded in the third quarter 2011 because Entergy Louisiana is sharing the benefits of a settlement with the IRS related to mark-to-market income tax

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

treatment of power purchase contracts with customers, partially offset by a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana agreed to share the savings from an IRS settlement related to the uncertain tax position regarding the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing with customers. See Notes 3 and 8 to the financial statements for additional discussion of the settlements and savings obligation.

Other Income Statement Variances

2013 Compared to 2012

Nuclear refueling outage expenses increased primarily due to the amortization of higher expenses associated with the refueling outage at Waterford 3.

Other operation and maintenance expenses increased primarily due to:

•
an increase of $20.9 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan. See "Critical Accounting Estimates" below and Note 11 to the financial statements for further discussion of benefits costs;

•
an increase of $16.5 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative, substantially offset by the deferral, as approved by the LPSC, of $13 million of these costs. See the "Human Capital Management Strategic Imperative" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for further discussion;

•	an increase of $5.4 million in nuclear generation expenses primarily due to higher labor and materials costs; and

•	the prior year deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced 2012 expenses by $5.2 million.

The increase was partially offset by a decrease of $9.2 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages as compared to the prior year.

Also, other operation and maintenance expenses include $5.9 million in 2013 and $6.7 million in 2012 of costs incurred related to the now terminated plan to spin off and merge the transmission business.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including placing in service the Waterford 3 steam generator project in December 2012.

Interest expense increased primarily due to the following long-term debt issuances:

•	$200 million of 5.25% Series first mortgage bonds in July 2012;

•	$200 million of 3.30% Series first mortgage bonds in December 2012;

•	$100 million of 4.70% Series first mortgage bonds in May 2013; and

•	$325 million of 4.05% Series first mortgage bonds in August 2013.

2012 Compared to 2011

Other operation and maintenance expenses decreased primarily due to:

•
$17.1 million of transmission investment equalization expenses recorded in the fourth quarter 2011 as a result of a billing adjustment related to prior transmission costs (for the approximate period of 1996-2011) allocable to Entergy Louisiana under the System Agreement;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•	a decrease of $7.3 million in fossil-fueled generation expenses due to an overall lower scope of outages compared to prior year;

•	the deferral, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced expenses by $5.2 million; and

•	a decrease of $2.7 million as a result of lower write-offs of uncollectible accounts in 2012.

The decrease was partially offset by:

•
an increase of $11.2 million in compensation and benefits costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs; and

•	$6.7 million of costs incurred in 2012 related to the now terminated plan to spin off and merge the transmission business.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the acquisition of the Acadia Unit 2 in April 2011.

Interest expense increased primarily due to:

•	cessation in 2011 of interest on transmission credits per a FERC order relating to an interconnection and operating agreement between a power producer and Entergy Louisiana;

•	the issuance of $200 million of 4.8% Series first mortgage bonds in March 2011;

•
the issuance by Entergy Louisiana Investment Recovery Funding, L.L.C., a wholly owned subsidiary of Entergy Louisiana, of $207.2 million of senior secured investment recovery bonds with a coupon rate of 2.04% in September 2011;

•	the issuance of $250 million of 1.875% Series first mortgage bonds in January 2012; and

•	the issuance of $200 million of 5.25% Series first mortgage bonds in July 2012.

Income Taxes

The effective income tax rates for 2013, 2012, and 2011, were 24.5%, (84.7%), and (357.0%), respectively. The effective income tax rate of (84.7%) for 2012 was primarily due to the settlement of the tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs and the reversal of the provision for the uncertain tax positions related to that item. The effective income tax rate of (357.0%) for 2011 is primarily due to the reversal in the third quarter 2011 for uncertain tax positions resulting from a settlement with the IRS related to the mark-to-market income tax treatment of power purchase contracts. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates and for a discussion of the IRS settlement and audits.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2013, 2012, and 2011 were as follows:

	2013	2012	2011
	(In Thousands)
Cash and cash equivalents at beginning of period	$30,086	$878	$123,254

Net cash provided by (used in):
Operating activities	662,772	447,698	479,342
Investing activities	(540,807)	(850,866)	(811,203)
Financing activities	(28,044)	432,376	209,485
Net increase (decrease) in cash and cash equivalents	93,921	29,208	(122,376)

Cash and cash equivalents at end of period	$124,007	$30,086	$878

Operating Activities

Net cash flow provided by operating activities increased $215.1 million in 2013 primarily due to decreased Hurricane Isaac storm spending in 2013 and a decrease of $7.7 million in pension contributions. The increase was partially offset by an increase of $12.4 million in interest paid resulting from the increase in interest expense, as discussed above, and a decrease of $7.8 million in income tax refunds. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Net cash provided by operating activities decreased $31.6 million in 2012 primarily due to decreased recovery of fuel costs due to a lower fuel rate for the period, Hurricane Isaac storm restoration spending in 2012, and an increase of $22.9 million in interest paid resulting from the increase in interest expense, as discussed above. The decrease was partially offset by a decrease of $31.8 million in pension contributions and the purchase in 2011 of $28.1 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities decreased $310.1 million in 2013 primarily due to:

•	receipts of $187 million from the storm reserve escrow account in 2013 compared to receipts of $14.5 million in 2012;

•	a decrease in nuclear construction expenditures due to the Waterford 3 steam generator replacement project in 2012;

•
a decrease in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	a decrease in distribution construction expenditures due to higher Hurricane Isaac spending in prior year.

The decrease was offset by an increase in fossil-fueled generation construction expenditures due to spending on the Ninemile Unit 6 self-build project and an increase in transmission construction expenditures as a result of additional reliability work performed in 2013.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Net cash used in investing activities increased $39.7 million in 2012 primarily due to:

•	an increase in fossil construction expenditures due to spending on the Ninemile Unit 6 self-build project;

•	an increase in nuclear construction expenditures due to the Waterford 3 steam generator replacement project in 2012. The increase is partially offset by various nuclear projects in 2011;

•	higher distribution construction expenditures due to Hurricane Isaac; and

•	money pool activity.

The increase was partially offset by:

•	the purchase of the Acadia Unit 2 for approximately $300 million in April 2011;

•
a decrease in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	a decrease in transmission construction expenditures due to increased work performed in 2011; and

•	receipts of $13.7 million in 2012 from the storm reserve escrow account.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $9.4 million in 2012 compared to decreasing by $49.9 million in 2011. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Louisiana's financing activities used $28 million of cash in 2013 compared to providing $432.4 million of cash in 2012 primarily due to:

•	an increase of $340.7 million in common equity distributions in 2013;

•	the net issuance of $386.9 million of long-term debt in 2013 compared to the net issuance of $613.1 million of long-term debt in 2012; and

•	money pool activity.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $118.4 million in 2012.

Net cash provided by financing activities increased $222.9 million in 2012 primarily due to:

•	a decrease of $342.6 million in common equity distributions in 2012;

•	the net issuance of $613.1 million of long-term debt in 2012 compared to the net issuance of $384.9 million of long-term debt in 2011;

•
an increase in borrowings of $10.3 million on the nuclear fuel company variable interest entity’s credit facility in 2012 compared to an increase in borrowings of $21.3 million on the nuclear fuel company variable interest entity’s credit facility in 2011;

•	borrowings of $50 million on Entergy Louisiana’s credit facility in 2011 and the repayment of credit facility borrowings of $50 million in 2012; and

•	money pool activity.

Decreases in Entergy Louisiana’s payable to the money pool are a use of cash flow, and Entergy Louisiana’s payable to the money pool decreased by $118.4 million in 2012 compared to increasing by $118.4 million in 2011.

See Note 5 to the financial statements for details of long-term debt.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to an increase in long-term debt as a result of the issuance of $100 million of 4.70% Series first mortgage bonds in May 2013 and $325 million of 4.05% Series first mortgage bonds in August 2013.

	December 31, 2013	December 31, 2012
Debt to capital	52.0%	48.4%
Effect of excluding securitization bonds	(1.3%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	50.7%	46.8%
Effect of subtracting cash	(1.1%)	(0.3%)
Net debt to net capital, excluding securitization bonds (a)	49.6%	46.5%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana's financial condition. Entergy Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluation Entergy Louisiana's financial condition because net debt indicates Entergy Louisiana's outstanding debt position that could not be readily satisfied by cash and cash equivalents.

Uses of Capital

Entergy Louisiana requires capital resources for:

•	construction and other capital investments;

•	debt and preferred equity maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distribution and interest payments.

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$240	$220	$105
Transmission	140	80	70
Distribution	135	115	130
Other	20	20	15
Total	$535	$435	$320

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Louisiana’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2014	2015-2016	2017-2018	After 2018	Total
	(In Millions)
Long-term debt (a)	$473	$337	$695	$3,947	$5,452
Operating leases	$11	$16	$8	$4	$39
Purchase obligations (b)	$573	$986	$1,094	$5,357	$8,010

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
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

In addition to the contractual obligations given above, Entergy Louisiana currently expects to contribute approximately $52.9 million to its pension plans and approximately $11 million to other postretirement plans in 2014 although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. See "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Louisiana includes specific investments and initiatives such as the Ninemile 6 self-build project which is discussed below, NRC post-Fukushima requirements, and transmission spending to support economic development projects, reliability, and new compliance projects.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Management provides more information on long-term debt maturities in Note 5 to the financial statements.

As an indirect, wholly-owned subsidiary of Entergy Corporation, Entergy Louisiana pays distributions from its earnings at a percentage determined monthly. Entergy Louisiana’s long-term debt indenture contains restrictions on the payment of cash dividends or other distributions on its common and preferred membership interests.

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station. Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades. Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 25% of the capacity and energy generated by Ninemile 6. The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans. In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity. In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana. Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

contractor. All major permits and approvals required to begin construction have been obtained and construction is in progress.

Under the terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans beginning in the month after the unit is placed in service. In November 2013, Entergy Louisiana and Entergy Gulf States Louisiana filed a joint application with the LPSC to certify the estimated first year revenue requirement associated with Ninemile 6 that will be placed into rates.

New Nuclear Development

Entergy Gulf States Louisiana and Entergy Louisiana have been developing and are preserving a project option for new nuclear generation at River Bend. In the first quarter 2010, Entergy Gulf States Louisiana and Entergy Louisiana each paid for and recognized on its books $24.9 million in costs associated with the development of new nuclear generation at the River Bend site; these costs previously had been recorded on the books of Entergy New Nuclear Utility Development, LLC, a System Energy subsidiary. Entergy Gulf States Louisiana and Entergy Louisiana will share costs going forward on a 50/50 basis, which reflects each company’s current participation level in the project.

In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend. The testimony and legal briefs of the LPSC staff generally support the request of Entergy Gulf States Louisiana and Entergy Louisiana, although other parties filed briefs, without supporting testimony, in opposition to the request. At an evidentiary hearing in October 2011, Entergy Gulf States Louisiana, Entergy Louisiana, and the LPSC staff presented testimony in support of certification of activities to preserve an option for a new nuclear plant at River Bend. The ALJ recommended, however, that the LPSC decline the request of Entergy Gulf States Louisiana and Entergy Louisiana on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification. There has been no suggestion that the planning activities or costs incurred were imprudent. At its June 28, 2012 meeting the LPSC voted to uphold the ALJ’s decision and directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in their anticipated, upcoming rate case filings, fully reserving the LPSC’s right to determine the recoverability of such costs in rates. The LPSC decided to extend the current formula rate plans of Entergy Gulf States Louisiana and Entergy Louisiana and provided for an eight-year amortization of costs incurred in connection with the potential development of a new nuclear unit at River Bend, without carrying costs, beginning in December 2014, provided, however, that amortization of these costs shall not result in a future rate increase. As of December 31, 2013, Entergy Gulf States Louisiana and Entergy Louisiana each have a regulatory asset of $29.5 million on its balance sheet related to these new nuclear generation development costs.

Sources of Capital

Entergy Louisiana’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred membership interest issuances; and

•	bank financing under new and existing facilities.

Entergy Louisiana may refinance, redeem, or otherwise retire debt and preferred membership interests prior to maturity, to the extent market conditions and interest and distribution rates are favorable.

All debt and common and preferred membership interest issuances by Entergy Louisiana require prior regulatory approval. Preferred membership interest and debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements. Entergy Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis
Entergy Louisiana’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2013	2012	2011	2010
(In Thousands)
$17,648	$9,433	($118,415)	$49,887

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2018. The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2013, there were no cash borrowings and $7 million of letters of credit outstanding under the credit facility. See Note 4 to the financial statements for additional discussion of the credit facility.

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in June 2016. As of December 31, 2013, $2.9 million of letters of credit was outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana nuclear fuel company variable interest entity. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Louisiana obtained short-term borrowing authorization from the FERC under which it may borrow through October 2015, up the aggregate amount, at any one time outstanding, of $250 million. See Note 4 to the financial statements for further discussion of Entergy Louisiana’s short-term borrowing limits. Entergy Louisiana has also obtained an order from the FERC authorizing long-term securities issuances through October 2015. Entergy Louisiana has also obtained long-term financing authorization from the FERC that extends through October 2015 for issuances by its nuclear fuel company variable interest entity.

In February 2014 the Entergy Louisiana nuclear fuel company variable interest entity issued $40 million of 3.92% Series H Notes due February 2021. The Entergy Louisiana nuclear fuel company variable interest entity used the proceeds to purchase additional nuclear fuel.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Louisiana’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds, Entergy Louisiana is seeking determination that $247.7 million in system restoration costs were prudently incurred.  Entergy Louisiana intends to replenish its storm escrow accounts to $200 million primarily through traditional debt markets and has requested special rate treatment of any borrowings for that purpose.  In May 2013, Entergy Louisiana filed a supplemental application proposing a specific means to finance system restoration costs and related requests. Entergy Louisiana is proposing to finance Hurricane Isaac restoration costs through Louisiana Act 55 financing, which was the same method it used for Hurricanes Katrina, Rita, Gustav, and Ike.

The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Gulf States Louisiana and Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of each company’s costs. The LPSC Staff also supported the requests to re-establish storm reserves of $90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana. One intervenor filed testimony recommending storm reserve levels of $70 million for Entergy Gulf States

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Louisiana and $100 million for Entergy Louisiana, but takes no position on the prudence of the Hurricane Isaac system restoration costs. An evidentiary hearing took place in December 2013, and an LPSC decision is expected in 2014.

Little Gypsy Repowering Project

In April 2007, Entergy Louisiana announced that it intended to pursue the solid fuel repowering of a 538 MW unit at its Little Gypsy plant. In March 2009 the LPSC voted in favor of a motion directing Entergy Louisiana to temporarily suspend the repowering project and, based upon an analysis of the project’s economic viability, to make a recommendation regarding whether to proceed with the project. This action was based upon a number of factors including the recent decline in natural gas prices, as well as environmental concerns, the unknown costs of carbon legislation and changes in the capital/financial markets. In April 2009, Entergy Louisiana complied with the LPSC’s directive and recommended that the project be suspended for an extended period of time of three years or more. In May 2009 the LPSC issued an order declaring that Entergy Louisiana’s decision to place the Little Gypsy project into a longer-term suspension of three years or more is in the public interest and prudent.

In October 2009, Entergy Louisiana made a filing with the LPSC seeking permission to cancel the Little Gypsy repowering project and seeking project cost recovery over a five-year period. In June 2010 and August 2010, the LPSC Staff and Intervenors filed testimony. The LPSC Staff (1) agreed that it was prudent to move the project from long-term suspension to cancellation and that the timing of the decision to suspend on a longer-term basis was not imprudent; (2) indicated that, except for $0.8 million in compensation-related costs, the costs incurred should be deemed prudent; (3) recommended recovery from customers over ten years but stated that the LPSC may want to consider 15 years; (4) allowed for recovery of carrying costs and earning a return on project costs, but at a reduced rate approximating the cost of debt, while also acknowledging that the LPSC may consider ordering no return; and (5) indicated that Entergy Louisiana should be directed to securitize project costs, if legally feasible and in the public interest. In the third quarter 2010, in accordance with accounting standards, Entergy Louisiana determined that it was probable that the Little Gypsy repowering project would be abandoned and accordingly reclassified $199.8 million of project costs from construction work in progress to a regulatory asset. A hearing on the issues, except for cost allocation among customer classes, was held before the ALJ in November 2010. In January 2011 all parties participated in a mediation on the disputed issues, resulting in a settlement of all disputed issues, including cost recovery and cost allocation. The settlement provides for Entergy Louisiana to recover $200 million as of March 31, 2011, and carrying costs on that amount on specified terms thereafter. The settlement also provides for Entergy Louisiana to recover the approved project costs by securitization. In April 2011, Entergy Louisiana filed an application with the LPSC to authorize the securitization of the investment recovery costs associated with the project and to issue a financing order by which Entergy Louisiana could accomplish such securitization. In August 2011 the LPSC issued an order approving the settlement and also issued a financing order for the securitization. See Note 5 to the financial statements for a discussion of the September 2011 issuance of the securitization bonds.

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that Entergy Louisiana charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Louisiana is regulated and the rates charged to its customers are determined in regulatory proceedings. A governmental agency, the LPSC, is primarily responsible for approval of the rates charged to customers.

In May 2005 the LPSC approved a rate filing settlement that included the adoption of a three-year formula rate plan, the terms of which included an ROE mid-point of 10.25% for the initial three-year term of the plan and permit Entergy Louisiana to recover incremental capacity costs outside of a traditional base rate proceeding. Under the formula rate plan, over- and under-earnings outside an allowed regulatory range of 9.45% to 11.05% will be allocated 60% to customers and 40% to Entergy Louisiana. The initial formula rate plan filing was made in May 2006. As discussed below the formula rate plan has been extended, with return on common equity provisions consistent with previously approved provisions, to cover the 2008, 2009, 2010, and 2011 test years.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In May 2011, Entergy Louisiana made a special formula rate plan rate implementation filing with the LPSC that implemented, effective with the May 2011 billing cycle, a $43.1 million net rate increase to reflect adjustments in accordance with a previous LPSC order relating to the acquisition of Unit 2 of the Acadia Energy Center.  The net rate increase represented the decrease in the additional capacity revenue requirement resulting from the termination of the power purchase agreement with Acadia and the increase in the revenue requirement resulting from the ownership of the Acadia facility.  In August 2011, Entergy Louisiana made a filing to correct the May 2011 filing and decrease the rate by $1.1 million.

In May 2011, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2010 test year.  The filing reflected an 11.07% earned return on common equity, which is just outside of the allowed earnings bandwidth and results in no cost of service rate change under the formula rate plan.  The filing also reflected a very slight ($9 thousand) rate increase for incremental capacity costs.  Entergy Louisiana and the LPSC Staff subsequently filed a joint report that reflected an 11.07% earned return and resulted in no cost of service rate change under the formula rate plan, and the LPSC approved the joint report in October 2011.

In November 2011 the LPSC approved a one-year extension of Entergy Louisiana’s formula rate plan.  In May 2012, Entergy Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected a 9.63% earned return on common equity, which is within the earnings bandwidth and resulted in no cost of service rate change under the formula rate plan.  The filing also reflected an $18.1 million rate increase for the incremental capacity rider.  In August 2012, Entergy Louisiana submitted a revised filing that reflected an earned return on common equity of 10.38%, which is still within the earnings bandwidth, resulting in no cost of service rate change.  The revised filing also indicated that an increase of $15.9 million should be reflected in the incremental capacity rider.  The rate change was implemented, subject to refund, effective for bills rendered the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Louisiana submitted a revised evaluation report that reflected two items: 1) a $17 million reduction for the first-year capacity charges for the purchase by Entergy Gulf States Louisiana from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy, and 2) an $88 million increase for the first-year retail revenue requirement associated with the Waterford 3 replacement steam generator project, which was in-service in December 2012.  These rate changes were implemented, subject to refund, effective with the first billing cycle of January 2013.  In April 2013, Entergy Louisiana and the LPSC staff filed a joint report resolving the 2011 test year formula rate plan and recovery related to the Grand Gulf uprate. This report was approved by the LPSC in April 2013. With completion of the Waterford 3 replacement steam generator project, the LPSC is conducting a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. An evidentiary hearing is scheduled for November 2014.

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Louisiana, and the required filing was made on February 15, 2013. The filing anticipated Entergy Louisiana's integration into MISO. In the filing Entergy Louisiana requested, among other relief:

•
authorization to increase the revenue it collects from customers by approximately $145 million (which does not take into account a revenue offset of approximately $2 million resulting from a proposed increase for those customers taking service under the Qualifying Facility Standby Service);

•	an authorized return on common equity of 10.4%;

•	authorization to increase depreciation rates embedded in the proposed revenue requirement; and

•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would include a mechanism to recover incremental transmission revenue requirement on the basis of a forward-looking test year as compared to the initial base year of 2014 with an annual true-up, that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following a hearing before an ALJ and the ALJ's issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. The settlement provides for a $10 million rate increase effective with the first billing cycle of December 2014. Major terms of the settlement include approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain special recovery items; (3) three-year amortization of costs to achieve savings associated with the human capital management initiative, with savings reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) recovery of non-fuel MISO-related costs and any changes to the additional capacity revenue requirement related to test year 2013 effective with the first billing cycle of December 2014; and (6) a cumulative $30 million cap on cost of service increases over the three-year formula rate plan cycle, except for those items outside of the sharing mechanism. Existing depreciation rates will not change.

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council. Entergy Louisiana is requesting a rate increase of $13 million over three years, including a 10.4% return on common equity and a formula rate plan mechanism identical to its LPSC request. In January 2014, the City Council Advisors filed direct testimony recommending a rate increase of $5.56 million over three years, including an 8.13% return on common equity. Hearings are scheduled for April 2014. New rates are currently expected to become effective in second quarter 2014.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC Staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1.0 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. Two parties intervened in the proceeding. A procedural schedule was established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC Staff report and any issues raised by intervenors. One intervenor is seeking further proceedings regarding certain issues it raised in its comments on the LPSC Staff report. Entergy Louisiana has filed responses to both the LPSC Staff report and the issues raised by the intervenor. As required by the procedural schedule, a joint status report was submitted in October 2013 by the parties. That report requests that a status conference be convened by the ALJ to address open issues, including whether further proceedings will be required. A status conference was held in December 2013. Discovery is in progress, but a procedural schedule has not been established.

Industrial and Commercial Customers

Entergy Louisiana’s large industrial and commercial customers continually explore ways to reduce their energy costs. In particular, cogeneration is an option available to a portion of Entergy Louisiana’s industrial customer base. Entergy Louisiana responds by working with industrial and commercial customers and negotiating electric service contracts to provide competitive rates that match specific customer needs and load profiles. Entergy Louisiana actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand, from both new and existing customers. Entergy Louisiana does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Louisiana’s marketing efforts in retaining industrial customers.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Federal Regulation

See “Entergy's Integration Into the MISO Regional Transmission Organization”, “System Agreement”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Nuclear Matters

Entergy Louisiana owns and, through an affiliate, operates the Waterford 3 nuclear power plant. Entergy Louisiana is, therefore, subject to the risks related to owning and operating a nuclear plant. These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts. In the event of an unanticipated early shutdown of Waterford 3, Entergy Louisiana may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials within the reactor coolant system.  The issue is applicable to Waterford 3 and is managed in accordance with industry standard practices and guidelines which include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders and an estimate of the full amount of the increased costs cannot be made at this time.

Environmental Risks

Entergy Louisiana’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. Management believes that Entergy Louisiana is in substantial compliance with environmental regulations currently applicable to its facilities and operations. Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Critical Accounting Estimates

The preparation of Entergy Louisiana’s financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows. Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in the assumptions and measurements that could produce estimates that would have a material effect on the presentation of Entergy Louisiana’s financial position or results of operations.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Nuclear Decommissioning Costs

See “Nuclear Decommissioning Costs” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

In the fourth quarter 2013, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study. The revised estimate resulted in a $39.4 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement costs asset that will be depreciated over the remaining life of the unit.

In the second quarter 2012, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study. The revised estimate resulted in a $48.9 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement obligation asset that will be depreciated over the remaining life of the unit.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Louisiana records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Qualified Pension Cost	Impact on 2013 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$2,655	$25,365
Rate of return on plan assets	(0.25%)	$1,230	$—
Rate of increase in compensation	0.25%	$1,095	$4,575

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Postretirement Benefit Cost	Impact on 2013 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$446	$5,077
Health care cost trend	0.25%	$891	$4,336

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2013 was $49.3 million, including a $3.5 million curtailment charge and a $1.6 million special termination charge related to workforce downsizing.  Entergy Louisiana anticipates 2014 qualified pension cost to be $30.8 million.  Entergy Louisiana contributed $21.2 million to its pension plans in 2013 and estimates 2014 pension contributions to be approximately $52.9 million; although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. The expected increase in pension contributions is primarily due to the phase out of pension funding relief under MAP-21.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2013 were $24.3 million, including a $1.8 million curtailment charge related to workforce downsizing.   Entergy Louisiana expects 2014 postretirement health care and life insurance benefit costs to approximate $10.9 million.  Entergy Louisiana contributed $9 million to its other postretirement plans in 2013 and expects to contribute approximately $11 million in 2014.

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

(page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Louisiana, LLC and Subsidiaries
Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of changes in equity (pages 349 through 354 and applicable items in pages 57 through 217) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Louisiana, LLC and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING REVENUES
Electric	$2,626,935	$2,149,443	$2,508,915
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	570,956	360,964	596,808
Purchased power	850,998	728,170	843,099
Nuclear refueling outage expenses	34,566	24,344	27,903
Other operation and maintenance	480,166	449,172	470,783
Decommissioning	21,612	23,406	24,658
Taxes other than income taxes	74,241	69,186	69,769
Depreciation and amortization	242,787	218,140	206,986
Other regulatory charges (credits) - net	(3,785)	127,050	182,800
TOTAL	2,271,541	2,000,432	2,422,806
OPERATING INCOME	355,394	149,011	86,109
OTHER INCOME
Allowance for equity funds used during construction	31,544	39,610	33,033
Interest and investment income	91,599	84,478	87,487
Miscellaneous - net	(3,990)	(2,584)	(3,520)
TOTAL	119,153	121,504	117,000
INTEREST EXPENSE
Interest expense	153,529	136,967	116,803
Allowance for borrowed funds used during construction	(13,323)	(18,611)	(17,406)
TOTAL	140,206	118,356	99,397
INCOME BEFORE INCOME TAXES	334,341	152,159	103,712
Income taxes	81,877	(128,922)	(370,211)
NET INCOME	252,464	281,081	473,923
Preferred distribution requirements and other	6,950	6,950	6,950
EARNINGS APPLICABLE TO
COMMON EQUITY	$245,514	$274,131	$466,973
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Net Income	$252,464	$281,081	$473,923
Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax expense (benefit) of $30,591, $5,095, and ($7,363))	36,497	(6,625)	(14,545)
Other comprehensive income (loss)	36,497	(6,625)	(14,545)
Comprehensive Income	$288,961	$274,456	$459,378
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$252,464	$281,081	$473,923
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	337,333	293,774	288,459
Deferred income taxes, investment tax credits, and non-current taxes accrued	310,964	(59,069)	(327,046)
Changes in working capital:
Receivables	(121,118)	43,850	(50,014)
Fuel inventory	272	336	(23,916)
Accounts payable	(29,151)	40,085	21,489
Prepaid taxes and taxes accrued	(176,566)	(39,275)	56,348
Interest accrued	4,808	729	4,646
Deferred fuel costs	56,960	(93,103)	7,308
Other working capital accounts	41,693	(79,771)	34,824
Changes in provisions for estimated losses	(188,741)	(16,586)	(10,496)
Changes in other regulatory assets	111,049	(116,249)	(95,909)
Changes in other regulatory liabilities	156,446	81,259	206,643
Changes in pension and other postretirement liabilities	(180,601)	80,027	114,489
Other	86,960	30,610	(221,406)
Net cash flow provided by operating activities	662,772	447,698	479,342
INVESTING ACTIVITIES
Construction expenditures	(711,470)	(787,075)	(433,876)
Allowance for equity funds used during construction	31,544	39,610	33,033
Nuclear fuel purchases	(51,016)	(159,501)	(155,932)
Proceeds from the sale of nuclear fuel	23,438	62,248	11,570
Payment for purchase of plant	—	—	(299,589)
Receipts from storm reserve escrow account	187,008	14,478	—
Changes to securitization account	(157)	818	(5,200)
Proceeds from nuclear decommissioning trust fund sales	109,856	27,577	19,909
Investment in nuclear decommissioning trust funds	(121,773)	(39,374)	(30,728)
Change in money pool receivable - net	(8,215)	(9,433)	49,887
Other	(22)	(214)	(277)
Net cash flow used in investing activities	(540,807)	(850,866)	(811,203)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	417,740	663,975	1,170,441
Retirement of long-term debt	(30,846)	(50,899)	(785,547)
Change in money pool payable - net	—	(118,415)	118,415
Changes in credit borrowings - net	(51,734)	(39,735)	71,326
Distributions paid:
Common equity	(356,254)	(15,600)	(358,200)
Preferred membership interests	(6,950)	(6,950)	(6,950)
Net cash flow provided by (used in) financing activities	(28,044)	432,376	209,485
Net increase (decrease) in cash and cash equivalents	93,921	29,208	(122,376)
Cash and cash equivalents at beginning of period	30,086	878	123,254
Cash and cash equivalents at end of period	$124,007	$30,086	$878
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$143,257	$130,934	$108,072
Income taxes	($33,622)	($41,423)	($39,555)
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31,
	2013	2012
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$427	$814
Temporary cash investments	123,580	29,272
Total cash and cash equivalents	124,007	30,086
Securitization recovery trust account	4,539	4,382
Accounts receivable:
Customer	144,836	86,072
Allowance for doubtful accounts	(965)	(867)
Associated companies	87,820	42,938
Other	21,420	9,354
Accrued unbilled revenues	93,073	79,354
Total accounts receivable	346,184	216,851
Accumulated deferred income taxes	100,022	113,319
Deferred fuel costs	—	26,568
Fuel inventory	23,311	23,583
Materials and supplies - at average cost	156,487	152,170
Deferred nuclear refueling outage costs	13,670	44,457
Prepaid taxes	184,503	7,937
Gas hedge contracts	2,889	—
Prepayments and other	15,223	12,129
TOTAL	970,835	631,482
OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,423	807,423
Decommissioning trust funds	347,274	287,418
Storm reserve escrow account	—	186,985
Non-utility property - at cost (less accumulated depreciation)	396	578
TOTAL	1,155,093	1,282,404
UTILITY PLANT
Electric	8,799,393	8,603,319
Property under capital lease	331,895	324,440
Construction work in progress	672,883	404,714
Nuclear fuel	147,385	204,019
TOTAL UTILITY PLANT	9,951,556	9,536,492
Less - accumulated depreciation and amortization	3,763,234	3,590,146
UTILITY PLANT - NET	6,188,322	5,946,346
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	309,617	193,114
Other regulatory assets (includes securitization property of
$156,103 as of December 31, 2013 and
$172,838 as of December 31, 2012)	715,503	913,562
Deferred fuel costs	67,998	67,998
Other	43,025	39,178
TOTAL	1,136,143	1,213,852
TOTAL ASSETS	$9,450,393	$9,074,084
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2013	2012
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$320,231	$14,236
Short-term borrowings	2,923	54,657
Accounts payable:
Associated companies	83,655	103,454
Other	162,507	266,904
Customer deposits	90,393	88,805
Accumulated deferred income taxes	338	—
Interest accrued	42,072	37,264
Deferred fuel costs	30,392	—
Pension and other postretirement liabilities	10,255	9,170
System agreement cost equalization	17,000	—
Gas hedge contracts	—	3,442
Other	19,443	13,382
TOTAL	779,209	591,314
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,275,584	930,606
Accumulated deferred investment tax credits	67,347	70,193
Other regulatory liabilities	533,247	376,801
Decommissioning	479,086	418,122
Accumulated provisions	7,733	196,474
Pension and other postretirement liabilities	358,017	539,703
Long-term debt (includes securitization bonds of
$164,965 as of December 31, 2013 and
$181,553 as of December 31, 2012)	2,899,285	2,811,859
Other	75,233	68,516
TOTAL	5,695,532	5,412,274
Commitments and Contingencies
EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,885,287	3,016,628
Accumulated other comprehensive loss	(9,635)	(46,132)
TOTAL	2,975,652	3,070,496
TOTAL LIABILITIES AND EQUITY	$9,450,393	$9,074,084
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2013, 2012, and 2011
		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2010	$100,000	$2,061,833	($24,962)	$2,136,871
Net income	—	473,923	—	473,923
Additional contribution from parent	—	333,830	—	333,830
Other comprehensive loss	—	—	(14,545)	(14,545)
Distributions to parent	—	(358,200)	—	(358,200)
Distributions declared on preferred membership interests	—	(6,950)	—	(6,950)
Balance at December 31, 2011	$100,000	$2,504,436	($39,507)	$2,564,929
Net income	—	281,081	—	281,081
Additional contribution from parent	—	253,661	—	253,661
Other comprehensive loss	—	—	(6,625)	(6,625)
Distributions to parent	—	(15,600)	—	(15,600)
Distributions declared on preferred membership interests	—	(6,950)	—	(6,950)
Balance at December 31, 2012	$100,000	$3,016,628	($46,132)	$3,070,496
Net income	—	252,464	—	252,464
Other comprehensive income	—	—	36,497	36,497
Distributions to parent	—	(376,855)	—	(376,855)
Distributions declared on preferred membership interests	—	(6,950)	—	(6,950)
Balance at December 31, 2013	$100,000	$2,885,287	($9,635)	$2,975,652
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2013	2012	2011	2010	2009
	(In Thousands)
Operating revenues	$2,626,935	$2,149,443	$2,508,915	$2,538,766	$2,183,586
Net income	$252,464	$281,081	$473,923	$231,435	$232,845
Total assets	$9,450,393	$9,074,084	$8,063,867	$7,488,423	$6,861,903
Long-term obligations (a)	$2,899,285	$2,811,859	$2,177,003	$1,771,566	$1,622,709

(a) Includes long-term debt (excluding currently maturing debt).

	2013	2012	2011	2010	2009
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$839	$687	$830	$840	$669
Commercial	586	482	549	543	456
Industrial	955	731	867	817	664
Governmental	46	38	42	42	36
Total retail	$2,426	$1,938	$2,288	$2,242	$1,825
Sales for resale:
Associated companies	114	137	137	220	252
Non-associated companies	3	2	8	5	5
Other	84	72	76	72	102
Total	$2,627	$2,149	$2,509	$2,539	$2,184
Billed Electric Energy Sales (GWh):
Residential	8,820	8,703	9,303	9,533	8,684
Commercial	6,194	6,112	6,155	6,164	5,867
Industrial	16,713	16,416	15,813	14,473	13,386
Governmental	495	479	473	479	459
Total retail	32,222	31,710	31,744	30,649	28,396
Sales for resale:
Associated companies	1,844	2,156	2,145	2,860	1,513
Non-associated companies	92	65	185	101	109
Total	34,158	33,931	34,074	33,610	30,018

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

On December 5, 2011, Entergy announced that it would spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp. (ITC). On December 13, 2013, Entergy and ITC mutually agreed to terminate the transaction following denial by the MPSC of the joint application related to the transaction. Entergy and ITC have withdrawn transaction-related filings submitted to Entergy's retail regulators and the FERC.

Results of Operations

Net Income

2013 Compared to 2012

Net income increased $35.4 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses.

2012 Compared to 2011

Net income decreased $62.0 million primarily due to a higher effective income tax rate and higher other operation and maintenance expenses.

Net Revenue

2013 Compared to 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2013 to 2012.

Amount
(In Millions)

2012 net revenue	$578.0
Retail electric price	55.1
Reserve equalization	8.0
Other	3.3
2013 net revenue	$644.4

The retail electric price variance is primarily due to the recovery of Hinds plant costs through the power management rider, as approved by the MPSC, effective with the first billing cycle of 2013 and a formula rate plan increase effective September 2013. The net income effect of the Hinds plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hinds plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes.  The increase is partially offset by a temporary increase in 2012 in the storm cost recovery rider, as approved by the MPSC for a five-month period effective August 2012.  This temporary increase in revenues in 2012 was offset by costs included in other operation and maintenance expenses and had no effect on net income. See Note 2 to the financial statements for discussion of the formula rate plan increase.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

The reserve equalization variance is primarily due to increased reserve equalization revenue resulting from the acquisition of the Hinds plant in November 2012.

Gross operating revenues, fuel and purchased power expense, and other regulatory credits

Gross operating revenues increased primarily due to:

•	an increase of $69.6 million in gross wholesale revenues due to an increase in sales to affiliated customers;

•	an increase of $60.4 million in power management rider revenue, as approved by the MPSC, primarily resulting from the acquisition of the Hinds plant in November 2012, as discussed previously;

•	an increase of $58.6 million in fuel cost recovery revenues primarily due to higher fuel rates; and

•	an increase of $28.2 million in rider revenue primarily due to an increase in the Grand Gulf rider effective October 2012.

Fuel and purchased power expenses increased primarily due to:

•	increases in the average market prices of natural gas and purchased power;

•	an increase in Grand Gulf capacity costs as a result of the Grand Gulf uprate; and

•
an increase in deferred fuel expenses as a result of higher fuel revenues primarily due to lower 2012 fuel rates as a result of bandwidth remedy payments refunded to customers in August through December 2012. See Note 2 to the financial statements for a discussion of the System Agreement proceedings.

Other regulatory credits increased primarily due to decreased recovery of costs associated with the power management rider. There is no material effect on net income because the power management recovery rider is an exact recovery rider and any differences in revenues and expenses are deferred for future recovery.

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$554.9
Retail electric price	28.3
Volume/weather	(4.4)
Other	(0.8)
2012 net revenue	$578.0

The retail electric price variance is primarily due to an increase in the storm cost recovery rider, as approved by the MPSC for a five-month period effective August 2012. The recovery of storm costs is offset in other operation and maintenance expenses.

The volume/weather variance is primarily due to a decrease of 301 GWh, or 2%, in billed electricity usage, including the effect of milder weather compared to prior year on residential and commercial sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to a decrease of $84.1 million in gross wholesale revenues due to a decrease in sales to affiliated customers and a decrease of $89.5 million in fuel cost recovery revenues primarily

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

attributable to lower fuel rates.  The decrease was partially offset by an increase of $20.7 million in storm cost recovery rider revenue, as discussed above.  Entergy Mississippi’s fuel recovery mechanism and storm cost recovery rider are discussed further in Note 2 to the financial statements.

Fuel and purchased power expenses decreased primarily due to a decrease in average market prices of natural gas and purchased power and a decrease in deferred fuel expense due to the timing of receipt of System Agreement payments and credits to customers.  See Note 2 to the financial statements for a discussion of the System Agreement proceedings.

Other regulatory charges decreased primarily due to decreased recovery of costs associated with the power management rider. There is no material effect on net income because the power management recovery rider is an exact recovery rider and any differences in revenues and expenses are deferred for future recovery.

Other Income Statement Variances

2013 Compared to 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $30.6 million in fossil-fueled generation expenses resulting from a higher scope of work done during plant outages in 2013 as compared to 2012, the acquisition of the Hinds plant in November 2012, and the Baxter Wilson (Unit 1) unplanned outage in September 2013;

•
an increase of $7.1 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative. See the "Human Capital Management Strategic Imperative" section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion; and

•
an increase of $5.9 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan. See "Critical Accounting Estimates" below and Note 11 to the financial statements for further discussion of benefits costs.

The increase was partially offset by a temporary increase in 2012 of $17.8 million in storm damage accruals, as approved by the MPSC for a five-month period effective August 2012, and several individually insignificant items.

Also, other operation and maintenance expenses include $5.9 million in 2013 and $7.6 million in 2012 of costs incurred related to the now terminated plan to spin off and merge the transmission business.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes as a result of a higher assessment in 2013 primarily due to the acquisition of the Hinds plant in November 2012.

Depreciation and amortization expenses increased primarily due to an increase in plant in service, including the acquisition of the Hinds plant in November 2012.

2012 Compared to 2011

Other operation and maintenance expenses increased primarily due to:

•	an increase of $21.1 million resulting from a temporary increase in the storm damage reserve authorized by the MPSC effective August 2012;

•	$7.6 million of costs incurred in 2012 related to the now terminated plan to spin off and merge the transmission business; and

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

•
an increase of $4.8 million in compensation and benefits costs primarily resulting from decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes due to a higher 2012 assessment as compared to 2011.

Depreciation and amortization expenses increased primarily due to an increase in plant in service.

Other income decreased primarily due to a decrease in allowance for equity funds used during construction due to less construction work in progress in 2012 as compared to 2011.

Interest expense increased primarily due to a revision in 2011 caused by FERC’s acceptance of a change in the treatment of funds received from independent power producers for transmission interconnection projects.

Income Taxes

The effective income tax rates for 2013, 2012, and 2011 were 37.7%, 55.6%, and 20.9%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  The cause of the event is currently under investigation.  Entergy Mississippi is still in the process of assessing the nature and extent of the damage to the unit. The current estimate of costs to return the unit to service is between $45 million and $60 million.  This estimate may change as restorative activities occur.  The costs necessary to return the plant to service are expected to continue into the third quarter 2014.  Entergy Mississippi believes that the damage is primarily covered by its property insurance policy, subject to a $20 million deductible. In December 2013, Entergy Mississippi made a filing with the MPSC requesting approval for Entergy Mississippi to defer and accumulate the costs incurred in connection with Baxter Wilson repair activities, net of applicable insurance proceeds, with such costs to be recoverable in a manner to be determined by the MPSC. The MPSC has not acted on Entergy Mississippi's request.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2013, 2012, and 2011 were as follows.

	2013	2012	2011
	(In Thousands)
Cash and cash equivalents at beginning of period	$52,970	$16	$1,216

Net cash provided by (used in):
Operating activities	219,665	202,406	99,596
Investing activities	(149,410)	(391,127)	(151,830)
Financing activities	(123,194)	241,675	51,034
Net increase (decrease) in cash and cash equivalents	(52,939)	52,954	(1,200)

Cash and cash equivalents at end of period	$31	$52,970	$16

Operating Activities

Net cash provided by operating activities increased $17.3 million in 2013 primarily due to the timing of collections of receivables from customers and a $1.5 million decrease in pension contributions in 2013 as compared to 2012. The increase was partially offset by income tax payments of $4.7 million in 2013 as compared to income tax refunds of $0.7 million in 2012. Entergy Mississippi had income tax payments in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The payments resulted primarily from the reversal of temporary differences for which Entergy Mississippi had previously claimed a tax deduction. See "Critical Accounting Estimates" below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Net cash provided by operating activities increased $102.8 million in 2012 primarily due to:

•	the purchase in 2011 of $42.6 million of fuel oil from System Fuels because System Fuels will no longer procure fuel oil for the Utility companies;

•	income tax payments of $22.1 million in 2011; and

•	a decrease of $19.5 million in pension contributions. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension funding.

Investing Activities

Net cash used in investing activities decreased $241.7 million in 2013 primarily due to the payment for the purchase of Hinds Energy Facility in November 2012 of approximately $203 million, including adjustments to the purchase price, and money pool activity. See Note 15 to the financial statements for a discussion of the purchase of Hinds Energy Facility.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $16.9 million in 2013 compared to increasing by $16.9 million in 2012. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities increased $239.3 million in 2012 primarily due to the payment for the purchase of Hinds Energy Facility in November 2012 of approximately $203 million, including adjustments to the

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

purchase price, and money pool activity. See Note 15 to the financial statements for a discussion of the purchase of Hinds Energy Facility.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased $16.9 million in 2012.

Financing Activities

Entergy Mississippi's financing activities used $123.2 million of cash in 2013 as compared to providing $241.7 million of cash in 2012 primarily due to the payment, at maturity, of $100 million of 5.15% Series first mortgage bonds in February 2013 and the issuance of $250 million of 3.1% Series first mortgage bonds in December 2012.

Net cash provided by financing activities increased $190.6 million in 2012 compared to 2011 primarily due to:

•	redemptions of $80 million of 4.65% Series first mortgage bonds and $100 million of 5.92% Series first mortgage bonds in second quarter 2011;

•
the issuance of $250 million of 3.1% Series first mortgage bonds in December 2012 compared to the issuance of $150 million of 6.0% Series first mortgage bonds in April 2011 and the issuance of $125 million of 3.25% Series first mortgage bonds in May 2011; and

•	money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $2.0 million in 2012 compared to decreasing by $31.3 million in 2011.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio is due to the retirement of $100 million of 5.15% Series first mortgage bonds in February 2013 and $16.03 million of 4.60% Series pollution control revenue bonds in October 2013.

	December 31, 2013	December 31, 2012
Debt to capital	51.4%	55.9%
Effect of subtracting cash	—%	(1.2%)
Net debt to net capital	51.4%	54.7%

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Uses of Capital

Entergy Mississippi requires capital resources for:

•	construction and other capital investments;

•	debt and preferred stock maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$35	$25	$35
Transmission	35	75	115
Distribution	100	95	95
Other	20	20	15
Total	$190	$215	$260

Following are the amounts of Entergy Mississippi’s existing debt obligations and lease obligations (includes estimated interest payments) and other purchase obligations.

	2014	2015-2016	2017-2018	After 2018	Total
	(In Millions)
Long-term debt (a)	$53	$228	$189	$1,434	$1,904
Capital lease payments	$2	$3	$2	$—	$7
Operating leases	$7	$11	$5	$4	$27
Purchase obligations (b)	$278	$535	$530	$1,849	$3,192

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Mississippi, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Mississippi currently expects to contribute approximately $21.6 million to its pension plans in 2014 although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Mississippi includes specific investments and initiatives such as transmission spending to support economic development projects, reliability, and new compliance projects.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, changes in project plans, and the ability to access capital.  Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly.  Entergy Mississippi’s long-term debt indenture restricts the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of December 31, 2013, Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $68.5 million.

New Nuclear Generation Development Costs

Pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act, Entergy Mississippi has been developing and is preserving a project option for new nuclear generation at Grand Gulf Nuclear Station.  This project is in the early stages, and several issues remain to be addressed over time before significant additional capital would be committed to this project.  In October 2010, Entergy Mississippi filed an application with the MPSC requesting that the MPSC determine that it is in the public interest to preserve the option to construct new nuclear generation at Grand Gulf and that the MPSC approve the deferral of Entergy Mississippi’s costs incurred to date and in the future related to this project, including the accrual of AFUDC or similar carrying charges.  In October 2011, Entergy Mississippi and the Mississippi Public Utilities Staff filed with the MPSC a joint stipulation that the MPSC approved in November 2011.  The stipulation states that there should be a deferral of the $57 million of costs incurred through September 2011 in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf.  The costs shall be treated as a regulatory asset until the proceeding is resolved.  The Mississippi Public Utilities Staff and Entergy Mississippi also agree that the MPSC should conduct a hearing to consider the relief requested by Entergy Mississippi in its application, including evidence regarding whether costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf were prudently incurred and are otherwise allowable.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that such prudently incurred costs shall be recoverable in a manner to be determined by the MPSC.  In the Stipulation, the Mississippi Public Utilities Staff and Entergy Mississippi agree that the development of a nuclear unit project option is consistent with the Mississippi Baseload Act.  The Mississippi Public Utilities Staff and Entergy Mississippi further agree that the deferral of costs incurred in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf also is consistent with the Mississippi Baseload Act.  Entergy Mississippi will not accrue carrying charges or continue to accrue AFUDC on the costs, pending the outcome of the proceeding.  Further proceedings before the MPSC have not been scheduled.

Sources of Capital

Entergy Mississippi’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred stock issuances; and

•	bank financing under new or existing facilities.

Entergy Mississippi may refinance, redeem, or otherwise retire debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Mississippi require prior regulatory approval.  Preferred stock and debt issuances are also subject to issuance tests set forth in its corporate charter, bond indenture, and other agreements.  Entergy Mississippi has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2013	2012	2011	2010
(In Thousands)
($3,536)	$16,878	($1,999)	($33,255)

See Note 4 to the financial statements for a description of the money pool.

In May 2013, Entergy Mississippi renewed its three separate credit facilities through May 2014 and increased the aggregate amount available under these credit facilities to $92.5 million.  No borrowings were outstanding under the credit facilities as of December 31, 2013.  See Note 4 to the financial statements for additional discussion of the credit facilities.  In addition, Entergy Mississippi entered into an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO.  As of December 31, 2013, a $21 million letter of credit was outstanding under Entergy Mississippi's letter of credit facility.

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

In February 2013, Entergy Mississippi redeemed, at maturity, its $100 million of 5.15% Series first mortgage bonds.

In October 2013, Entergy Mississippi redeemed, prior to maturity, its $16.03 million of 4.60% Series pollution control revenue bonds due April 2022.

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

Formula Rate Plan

In September 2009, Entergy Mississippi filed with the MPSC proposed modifications to its formula rate plan rider. In March 2010 the MPSC issued an order: (1) providing the opportunity for a reset of Entergy Mississippi's return on common equity to a point within the formula rate plan bandwidth and eliminating the 50/50 sharing that had been in the plan, (2) modifying the performance measurement process, and (3) replacing the revenue change limit of two percent of revenues, which was subject to a $14.5 million revenue adjustment cap, with a limit of four percent of revenues, although any adjustment above two percent requires a hearing before the MPSC. The MPSC did not approve Entergy Mississippi's request to use a projected test year for its annual scheduled formula rate plan filing and, therefore, Entergy Mississippi continued to use a historical test year for its annual evaluation reports under the plan.

In March 2011, Entergy Mississippi submitted its formula rate plan 2010 test year filing. The filing shows an earned return on common equity of 10.65% for the test year, which is within the earnings bandwidth and results in no change in rates. In November 2011 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for no change in rates.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

In March 2012, Entergy Mississippi submitted its formula rate plan filing for the 2011 test year. The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates. In February 2013 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provides for no change in rates.

In March 2013, Entergy Mississippi submitted its formula rate plan filing for the 2012 test year. The filing requested a $36.3 million revenue increase to reset Entergy Mississippi's return on common equity to 10.55%, which is a point within the formula rate plan bandwidth. In June 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, in which both parties agreed that the MPSC should approve a $22.3 million rate increase for Entergy Mississippi which, with other adjustments reflected in the stipulation, would have the effect of resetting Entergy Mississippi’s return on common equity to 10.59% when adjusted for performance under the formula rate plan. In August 2013 the MPSC approved the joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff authorizing the rate increase effective with September 2013 bills.  Additionally, the MPSC authorized Entergy Mississippi to defer approximately $1.2 million in MISO-related implementation costs incurred in 2012 along with other MISO-related implementation costs incurred in 2013.

Fuel and Purchased Power Cost Recovery

Entergy Mississippi’s rate schedules include an energy cost recovery rider that, effective January 1, 2013, is adjusted annually to reflect accumulated over- or under-recoveries. Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  In December 2008 the defendant Entergy companies removed the attorney general’s lawsuit to U.S. District Court in Jackson, Mississippi.  The Mississippi attorney general moved to remand the matter to state court.  In August 2012 the District Court issued an opinion denying the Attorney General’s motion for remand, finding that the District Court has subject matter jurisdiction under the Class Action Fairness Act.

The defendant Entergy companies answered the complaint and filed a counterclaim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act.  In May 2009 the defendant Entergy companies filed a motion for judgment on the pleadings asserting grounds of federal preemption, the exclusive jurisdiction of the MPSC, and factual errors in the attorney general’s complaint.  In September 2012 the District Court heard oral argument on Entergy’s motion for judgment on the pleadings.  The District Court’s ruling on the motion for judgment on the pleadings is pending.

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not subject to the federal law that allowed federal courts to hear those cases as “mass action” lawsuits. One day later the Attorney General renewed its motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies have responded to that motion and the District Court held oral argument on the motion to remand in February 2014. Entergy also has asserted federal question jurisdiction as a basis for the district court having jurisdiction and also has pending the motion for judgment on the pleadings.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Storm Damage Accrual and Storm Cost Recovery

In two orders issued in July 2012 the MPSC temporarily increased Entergy Mississippi’s storm damage reserve monthly accrual from $0.75 million to $2.0 million for bills rendered during the billing months of August 2012 through December 2012, and approved recovery of $14.9 million in prudently incurred storm costs to be amortized over five months, beginning with August 2012 bills.
In August 2012, Hurricane Isaac caused damage to Entergy Mississippi’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Mississippi’s electric facilities damaged by Hurricane Isaac were $22 million.
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

Federal Regulation

See “Entergy's Integration Into the MISO Regional Transmission Organization”, “System Agreement”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Nuclear Matters

See the "Nuclear Matters" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of nuclear matters.

Environmental Risks

Entergy Mississippi’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy Mississippi is in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Critical Accounting Estimates

The preparation of Entergy Mississippi’s financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows. Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and there is the potential for future changes in the assumptions and measurements that could produce estimates that would have a material impact on the presentation of Entergy Mississippi’s financial position or results of operations.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Mississippi records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected qualified benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Qualified Pension Cost	Impact on 2013 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$1,048	$10,725
Rate of return on plan assets	(0.25%)	$621	$—
Rate of increase in compensation	0.25%	$426	$1,793

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Postretirement Benefit Cost	Impact on 2013 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$208	$2,310
Health care cost trend	0.25%	$393	$1,979

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2013 was $16.3 million, including a $767 thousand curtailment charge and a $359 thousand special termination charge related to workforce downsizing. Entergy Mississippi anticipates 2014 qualified pension cost to be $10 million. Entergy Mississippi contributed $8.2 million to its qualified pension plans in 2013 and estimates 2014 pension contributions to be approximately $21.6 million; although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. The expected increase in pension contributions is primarily due to the phase out of pension funding relief under MAP-21.

Total postretirement health care and life insurance benefit costs for Entergy Mississippi in 2013 were $5.1 million, including a $596 thousand curtailment charge related to workforce downsizing. Entergy Mississippi expects 2014 postretirement health care and life insurance benefit income to approximate $982 thousand. Entergy Mississippi contributed $4.8 million to its other postretirement plans in 2013 and no required contribution is anticipated in 2014.

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Mississippi, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 370 through 374 and applicable items in pages 57 through 217) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING REVENUES
Electric	$1,334,540	$1,120,366	$1,266,470
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	328,934	227,133	363,025
Purchased power	375,745	320,923	339,061
Other operation and maintenance	261,832	244,722	210,657
Taxes other than income taxes	83,630	75,006	69,759
Depreciation and amortization	108,714	97,768	93,119
Other regulatory charges (credits) - net	(14,545)	(5,701)	9,460
TOTAL	1,144,310	959,851	1,085,081
OPERATING INCOME	190,230	160,515	181,389
OTHER INCOME
Allowance for equity funds used during construction	2,182	3,955	7,755
Interest and investment income	817	170	249
Miscellaneous - net	(3,821)	(3,951)	(3,904)
TOTAL	(822)	174	4,100
INTEREST EXPENSE
Interest expense	59,031	57,345	52,273
Allowance for borrowed funds used during construction	(1,539)	(2,103)	(4,314)
TOTAL	57,492	55,242	47,959
INCOME BEFORE INCOME TAXES	131,916	105,447	137,530
Income taxes	49,757	58,679	28,801
NET INCOME	82,159	46,768	108,729
Preferred dividend requirements and other	2,828	2,828	2,828
EARNINGS APPLICABLE TO
COMMON STOCK	$79,331	$43,940	$105,901
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$82,159	$46,768	$108,729
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	108,714	97,768	93,119
Deferred income taxes, investment tax credits, and non-current taxes accrued	47,878	58,221	(3,443)
Changes in assets and liabilities:
Receivables	(31,647)	42,222	5,488
Fuel inventory	(121)	(6,202)	(35,621)
Accounts payable	38,727	(3,796)	(7,059)
Taxes accrued	920	6,791	13,535
Interest accrued	2,157	(3,324)	456
Deferred fuel costs	(11,567)	(42,331)	18,998
Other working capital accounts	(12,820)	(6,859)	(27,480)
Provisions for estimated losses	(146)	(2,469)	(1,177)
Other regulatory assets	87,907	(6,501)	(83,399)
Pension and other postretirement liabilities	(94,143)	16,782	39,183
Other assets and liabilities	1,647	5,336	(21,733)
Net cash flow provided by operating activities	219,665	202,406	99,596
INVESTING ACTIVITIES
Construction expenditures	(168,510)	(175,544)	(165,998)
Allowance for equity funds used during construction	2,182	3,955	7,755
Proceeds from sale of assets	—	—	868
Payment for purchase of plant	—	(202,668)	—
Change in money pool receivable - net	16,878	(16,878)	—
Investments in affiliates	—	—	5,527
Other	40	8	18
Net cash flow used in investing activities	(149,410)	(391,127)	(151,830)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	246,502	268,418
Retirement of long-term debt	(116,030)	—	(180,000)
Change in money pool payable - net	3,536	(1,999)	(31,256)
Dividends paid:
Common stock	(7,400)	—	(3,300)
Preferred stock	(2,828)	(2,828)	(2,828)
Other	(472)	—	—
Net cash flow provided by (used in) financing activities	(123,194)	241,675	51,034
Net increase (decrease) in cash and cash equivalents	(52,939)	52,954	(1,200)
Cash and cash equivalents at beginning of period	52,970	16	1,216
Cash and cash equivalents at end of period	$31	$52,970	$16
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$54,120	$58,043	$49,192
Income taxes	$4,657	($696)	$22,094
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
	December 31,
	2013	2012
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$22	$585
Temporary cash investments	9	52,385
Total cash and cash equivalents	31	52,970
Accounts receivable:
Customer	76,534	49,836
Allowance for doubtful accounts	(906)	(910)
Associated companies	13,794	25,504
Other	9,117	11,072
Accrued unbilled revenues	44,777	43,045
Total accounts receivable	143,316	128,547
Deferred fuel costs	38,057	26,490
Accumulated deferred income taxes	—	44,027
Fuel inventory - at average cost	48,899	48,778
Materials and supplies - at average cost	40,849	40,331
System agreement cost equalization	15,000	—
Prepayments and other	4,813	5,329
TOTAL	290,965	346,472
OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,670	4,698
Escrow accounts	51,795	61,836
TOTAL	56,465	66,534
UTILITY PLANT
Electric	3,875,737	3,708,743
Property under capital lease	5,329	8,112
Construction work in progress	37,316	62,876
TOTAL UTILITY PLANT	3,918,382	3,779,731
Less - accumulated depreciation and amortization	1,413,484	1,324,627
UTILITY PLANT - NET	2,504,898	2,455,104
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	58,716	63,614
Other regulatory assets	318,462	401,471
Other	20,819	20,832
TOTAL	397,997	485,917
TOTAL ASSETS	$3,250,325	$3,354,027
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2013	2012
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$100,000
Accounts payable:
Associated companies	74,144	42,377
Other	52,129	44,856
Customer deposits	74,211	71,182
Taxes accrued	53,247	52,327
Accumulated deferred income taxes	15,413	218
Interest accrued	20,383	18,226
Other	19,021	21,511
TOTAL	308,548	350,697
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	746,939	761,812
Accumulated deferred investment tax credits	8,530	7,257
Obligations under capital lease	4,185	5,329
Other regulatory liabilities	2,509	1,235
Asset retirement cost liabilities	6,401	6,039
Accumulated provisions	35,674	35,820
Pension and other postretirement liabilities	66,722	160,866
Long-term debt	1,053,670	1,069,519
Other	15,189	25,426
TOTAL	1,939,819	2,073,303
Commitments and Contingencies
Preferred stock without sinking fund	50,381	50,381
COMMON EQUITY
Common stock, no par value, authorized 12,000,000
shares; issued and outstanding 8,666,357 shares in 2013 and 2012	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	752,941	681,010
TOTAL	951,577	879,646
TOTAL LIABILITIES AND EQUITY	$3,250,325	$3,354,027
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2013, 2012, and 2011
	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)
Balance at December 31, 2010	$199,326	($690)	$534,469	$733,105
Net income	—	—	108,729	108,729
Common stock dividends	—	—	(3,300)	(3,300)
Preferred stock dividends	—	—	(2,828)	(2,828)
Balance at December 31, 2011	$199,326	($690)	$637,070	$835,706
Net income	—	—	46,768	46,768
Preferred stock dividends	—	—	(2,828)	(2,828)
Balance at December 31, 2012	$199,326	($690)	$681,010	$879,646
Net income	—	—	82,159	82,159
Common stock dividends	—	—	(7,400)	(7,400)
Preferred stock dividends	—	—	(2,828)	(2,828)
Balance at December 31, 2013	$199,326	($690)	$752,941	$951,577
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2013	2012	2011	2010	2009
	(In Thousands)
Operating revenues	$1,334,540	$1,120,366	$1,266,470	$1,232,922	$1,180,107
Net income	$82,159	$46,768	$108,729	$85,377	$79,367
Total assets	$3,250,325	$3,354,027	$2,943,394	$2,772,778	$2,689,933
Long-term obligations (a)	$1,108,236	$1,125,229	$978,932	$806,506	$900,634

(a) Includes long-term debt (excluding currently maturing debt), non-current capital lease obligations, and preferred stock without sinking fund.

	2013	2012	2011	2010	2009
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$527	$454	$490	$509	$467
Commercial	432	381	401	406	395
Industrial	156	140	146	145	147
Governmental	42	37	37	38	37
Total retail	1,157	1,012	1,074	1,098	1,046
Sales for resale:
Associated companies	92	23	104	55	52
Non-associated companies	24	24	27	33	28
Other	62	61	61	47	54
Total	$1,335	$1,120	$1,266	$1,233	$1,180
Billed Electric Energy Sales (GWh):
Residential	5,629	5,550	5,848	6,077	5,358
Commercial	4,815	4,915	4,985	5,000	4,756
Industrial	2,265	2,400	2,326	2,250	2,178
Governmental	409	408	415	416	405
Total retail	13,118	13,273	13,574	13,743	12,697
Sales for resale:
Associated companies	1,543	232	431	268	198
Non-associated companies	304	265	332	402	330
Total	14,965	13,770	14,337	14,413	13,225

ENTERGY NEW ORLEANS, INC.

MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

On December 5, 2011, Entergy announced that it would spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp. (ITC). On December 13, 2013, Entergy and ITC mutually agreed to terminate the transaction following denial by the MPSC of the joint application related to the transaction. Entergy and ITC have withdrawn transaction-related filings submitted to Entergy's retail regulators and the FERC.

Results of Operations

Net Income

2013 Compared to 2012

Net income decreased $5.4 million primarily due to higher other operation and maintenance expenses, higher taxes other than income taxes, and higher interest expense, partially offset by higher net revenue and a lower effective income tax rate.

2012 Compared to 2011

Net income decreased $18.9 million primarily due to higher other operation and maintenance expenses and lower net revenue.

Net Revenue

2013 Compared to 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2013 to 2012.

Amount
(In Millions)

2012 net revenue	$237.9
Volume/weather	6.6
Rider revenue	2.7
Net gas revenue	2.6
Retail electric price	(1.9)
Other	1.3
2013 net revenue	$249.2

The volume/weather variance is primarily due to an increase of 125 GWh, or 3%, in billed electricity usage in the residential and commercial sectors primarily due to the effects of Hurricane Isaac, which decreased sales volume in 2012, and in part to a 2% increase in the average number of both residential and commercial customers.

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

The retail electric price variance is primarily due to a formula rate plan decrease effective September 2013. See Note 2 to the financial statements for a discussion of the formula rate plan filing.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $46.1 million in electric fuel cost recovery revenues due to higher fuel rates, an increase of $10.3 million in gas fuel cost recovery revenues due to higher fuel rates, and the increase related to volume/weather, as discussed above. The increase was partially offset by a decrease of $16.7 million in gross wholesale revenue primarily due to decreased sales to affiliate customers. Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements.

Fuel and purchased power expenses increased primarily due to an increase in Grand Gulf capacity and energy purchases as a result of the Grand Gulf uprate and an increase in deferred fuel expense as a result of higher fuel revenues.

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$247.0
Retail electric price	(6.2)
Volume/weather	(4.8)
Other	1.9
2012 net revenue	$237.9

The retail electric price variance is primarily due to a formula rate plan decrease effective October 2011. See Note 2 to the financial statements for a discussion of the formula rate plan filing.

The volume/weather variance is primarily due to effect of milder weather, as compared to the prior period, on residential and commercial sales and the effects of the power outages caused by Hurricane Isaac.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•	a decrease of $53.3 million in gross wholesale revenue primarily due to decreased sales to affiliate customers; and

•
a decrease of $18.9 million in gross gas revenues primarily due to lower fuel cost recovery revenues as a result of lower fuel rates and the effect of milder weather. Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements.

Fuel and purchased power expenses decreased primarily due to a decrease in demand for gas-fired generation and a decrease in the average market price of natural gas, partially offset by an increase in the average market price of purchased power.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Other Income Statement Variances

2013 Compared to 2012

Other operation and maintenance expenses increased primarily due to:

•	an increase of $9 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages as compared to prior year;

•
an increase of $4.4 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative. See the "Human Capital Management Strategic Imperative" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for further discussion; and

•
an increase of $3.1 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs.

The increase was partially offset by a decrease of $3 million in loss reserves and a decrease of $1.5 million due to expenses recorded in 2012 related to the Energy Smart Program.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher electric and gas retail revenues as compared to prior year and an increase in ad valorem taxes resulting from higher assessments. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Interest expense increased primarily due to the issuance of $100 million of 3.90% Series first mortgage bonds in June 2013 and the issuance of $30 million of 5.00% Series first mortgage bonds in November 2012, partially offset by the retirement, at maturity, of $70 million of 5.25% Series first mortgage bonds in August 2013.

2012 Compared to 2011

Other operation and maintenance expenses increased primarily due to the deferral in 2011 of $13.4 million of 2010 Michoud plant maintenance costs pursuant to the settlement of Entergy New Orleans’s 2010 test year formula rate plan filing approved by the City Council in September 2011. See Note 2 to the financial statements for more discussion of the 2010 test year formula rate plan filing and settlement.

Income Taxes

The effective income tax rates for 2013, 2012, and 2011 were 12.2%, 29.8%, and 30.6%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Hurricane Katrina

In August 2005, Hurricane Katrina caused catastrophic damage to Entergy New Orleans’s service territory. Entergy pursued a broad range of initiatives to recover storm restoration and business continuity costs, including obtaining assistance through federal legislation for damage caused by Hurricane Katrina.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Gas System Rebuild

In addition to the Hurricane Katrina storm restoration costs that Entergy New Orleans incurred, Entergy New Orleans expects that over a longer term rebuilding of the gas system in New Orleans will be necessary due to the massive salt water intrusion into the system caused by the flooding in New Orleans. The salt water intrusion is expected to shorten the life of the gas system, making it necessary to rebuild portions of that system over time, earlier than otherwise would be expected, with the project extending many years into the future. Entergy New Orleans received insurance proceeds for a portion of the estimated future construction expenditures associated with rebuilding its gas system, and the October 2006 City Council resolution approving the settlement of Entergy New Orleans’s rate and storm-cost recovery filings requires Entergy New Orleans to record those proceeds in a designated sub-account of other deferred credits until the proceeds are spent on the rebuild project. This other deferred credit is shown as “Gas system rebuild insurance proceeds” on Entergy New Orleans’s balance sheet.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2013, 2012, and 2011 were as follows.

	2013	2012	2011
	(In Thousands)
Cash and cash equivalents at beginning of period	$9,391	$9,834	$54,986

Net cash provided by (used in):
Operating activities	86,326	52,089	44,927
Investing activities	(89,666)	(78,040)	(46,019)
Financing activities	27,438	25,508	(44,060)
Net increase (decrease) in cash and cash equivalents	24,098	(443)	(45,152)

Cash and cash equivalents at end of period	$33,489	$9,391	$9,834

Operating Activities

Net cash provided by operating activities increased $34.2 million in 2013 primarily due to the increased recovery of fuel costs and decreased Hurricane Isaac storm spending in 2013, partially offset by a decrease of $11.5 million in income tax refunds. The income tax refunds of $13 million in 2012 resulted primarily from a decrease of previously estimated 2011 taxable income due to the recognition of additional bonus depreciation.

Net cash provided by operating activities increased $7.2 million in 2012 primarily due to income tax refunds of $13 million in 2012 compared to income tax payments of $39.4 million in 2011 and a decrease of $6.3 million in pension contributions, offset by Hurricane Isaac storm restoration spending in 2012, the timing of collections of customer receivables and the decreased recovery of fuel costs. The income tax refunds of $13 million in 2012 resulted primarily from a decrease of previously estimated 2011 taxable income due to the recognition of additional bonus depreciation. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $11.6 million in 2013 primarily due to:

•	money pool activity;

•	an increase in transmission construction expenditures as a result of additional reliability work performed in 2013; and

•	an increase in fossil-fueled generation construction expenditures due to an increased scope of work in 2013.

The increase was partially offset by a decrease in distribution construction expenditures due to higher spending related to Hurricane Isaac in 2012.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $1.8 million in 2013 compared to decreasing $6.2 million in 2012. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities increased $32.0 million in 2012 primarily due to:

•	higher distribution construction expenditures due to Hurricane Isaac;

•	money pool activity; and

•	the repayment by System Fuels of Entergy New Orleans’s $3.3 million investment in System Fuels in 2011.

The increase was partially offset by net receipts from the storm escrow account of $1.4 million in 2012 compared to net payments to the storm escrow account of $6.0 million in 2011.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $6.2 million in 2012 compared to decreasing $12.7 million in 2011.

Financing Activities

Net cash provided by financing activities increased $1.9 million in 2013 primarily due to the issuance of $100 million of 3.90% Series first mortgage bonds in June 2013 compared to the issuance of $30 million of 5.0% Series first mortgage bonds in November 2012. The increase was substantially offset by the retirement of $70 million of 5.25% Series first mortgage bonds in August 2013.

Entergy New Orleans’s financing activities provided $25.5 million in 2012 compared to using $44.1 million in 2011 primarily due to a decrease of $40.3 million in common stock dividends paid and the issuance of $30 million of 5.0% Series first mortgage bonds in November 2012.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt as shown in the following table.

	December 31, 2013	December 31, 2012
Debt to capital	50.0%	47.7%
Effect of subtracting cash	(4.0%)	(1.2%)
Net debt to net capital	46.0%	46.5%

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition. Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluation Entergy New Orleans's financial condition because net debt indicates Entergy New Orleans's outstanding debt position that could not be readily satisfied by cash and cash equivalents.

Uses of Capital

Entergy New Orleans requires capital resources for:

•	construction and other capital investments;

•	working capital purposes, including the financing of fuel and purchased power costs;

•	debt and preferred stock maturities or retirements; and

•	dividend payments.

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$15	$15	$15
Transmission	25	15	15
Distribution	30	25	25
Other	25	25	25
Total	$95	$80	$80

Following are the amounts of Entergy New Orleans’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2014	2015-2016	2017-2018	After 2018	Total
	(In Millions)
Long-term debt (a)	$11	$21	$21	$331	$384
Operating leases	$2	$4	$2	$2	$10
Purchase obligations (b)	$206	$407	$400	$1,617	$2,630

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy New Orleans, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy New Orleans currently expects to contribute approximately $10.5 million to its pension plan in 2014 although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. See "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Also in addition to the contractual obligations, Entergy New Orleans has $29.6 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy New Orleans includes specific investments and initiatives such as transmission spending to support economic development projects, reliability, and new compliance projects.  The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, changes in project plans, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As an indirect, wholly-owned subsidiary of Entergy Corporation, Entergy New Orleans pays dividends from its earnings at a percentage determined monthly. Entergy New Orleans’s long-term debt indenture contains restrictions on the payment of cash dividends or other distributions on its common and preferred stock.

Sources of Capital

Entergy New Orleans’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand; and

•	debt and preferred stock issuances.

Entergy New Orleans may refinance, redeem, or otherwise retire debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

Entergy New Orleans’s receivables from the money pool were as follows as of December 31 for each of the following years.

2013	2012	2011	2010
(In Thousands)
$4,737	$2,923	$9,074	$21,820

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2014. No borrowings were outstanding under the facility as of December 31, 2013. See Note 4 to the financial statements for additional discussion of the credit facility. In addition, Entergy New Orleans entered into an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO.  As of December 31, 2013, an$8.5 million letter of credit was outstanding under Entergy New Orleans's letter of credit facility.

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

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow account to partially offset these costs. Entergy New Orleans plans to make a filing with the City Council in the first quarter 2014 seeking certification of these costs.

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station. Ninemile 6 will be a nominally-sized 550 MW unit that is estimated to cost approximately $721 million to construct, excluding interconnection and transmission upgrades. Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 25% of the capacity and energy generated by Ninemile 6. The Ninemile 6 capacity and energy is proposed to be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans. In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity. Entergy New Orleans expects to initiate a rate proceeding prior to the in-service date of Ninemile 6. In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana. Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction contractor. All major permits and approvals required to begin construction have been obtained and construction is in progress.

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

Rate Cases, Formula Rate Plans and Storm-related Riders

In April 2009 the City Council approved a three-year formula rate plan for Entergy New Orleans, with terms including an 11.1% benchmark electric return on common equity (ROE) with a +/-40 basis point bandwidth and a 10.75% benchmark gas ROE with a +/-50 basis point bandwidth.  Earnings outside the bandwidth reset to the midpoint benchmark ROE, with rates changing on a prospective basis depending on whether Entergy New Orleans was over- or under-earning.  The formula rate plan also included a recovery mechanism for City Council-approved capacity additions, plus provisions for extraordinary cost changes and force majeure events.

In May 2011, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2010 test year.  The filings requested a $6.5 million electric rate decrease and a $1.1 million gas rate decrease.  Entergy New Orleans and the City Council’s Advisors reached a settlement that resulted in an $8.5 million incremental electric rate decrease and a $1.6 million gas rate decrease.  The settlement also provided for the deferral of $13.4 million of Michoud plant maintenance expenses incurred in 2010 and the establishment of a regulatory asset that will be amortized over the period October 2011 through September 2018.  The City Council approved the settlement in September 2011.  The new rates were effective with the first billing cycle of October 2011.

In May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.  Subsequent adjustments agreed upon with the City Council Advisors indicate a $4.9 million electric base revenue increase and a $0.05 million gas base revenue increase as necessary under the formula rate plan.  As part of

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

the original filing, Entergy New Orleans also requested to increase annual funding for its storm reserve by approximately $5.7 million for five years.  On September 26, 2012, Entergy New Orleans made a filing with the City Council that implemented the $4.9 million electric formula rate plan rate increase and the $0.05 million gas formula rate plan rate increase.  The new rates were effective with the first billing cycle in October 2012.  In August 2013 the City Council unanimously approved a settlement of all issues in the formula rate plan proceeding.  Pursuant to the terms of the settlement, Entergy New Orleans implemented an approximately $1.625 million net decrease to the electric rates that were in effect prior to the electric rate increase implemented in October 2012, with no change in gas rates.  Entergy New Orleans refunded to customers approximately $6.0 million over the four-month period from September 2013 through December 2013 to make the electric rate decrease effective as of the first billing cycle of October 2012.  Entergy New Orleans had previously recorded provisions for the majority of the refund to customers, but recorded an additional $1.1 million provision in second quarter 2013 as a result of the settlement. The City Council has not yet acted on Entergy New Orleans’s request for an increase in storm reserve funding.  Entergy New Orleans’s formula rate plan ended with the 2011 test year and has not yet been extended.  Entergy New Orleans expects to initiate a rate proceeding prior to the in-service date of the Ninemile 6 generating facility.

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  In September 2009 the City Council approved the energy efficiency programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In October 2013 the City Council approved the extension of the current Energy Smart program through December 2014. The City Council approved the use of $3.5 million for program costs. In addition, Entergy New Orleans will be allowed to recover its lost contribution to fixed costs and to earn an incentive for meeting program goals.

In October 2006, the City Council approved a rate filing settlement agreement that, among other things, authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider that began in March 2007. These storm reserve funds are held in a restricted escrow account until needed in response to a storm. Entergy New Orleans withdrew a total of $17.4 million from the storm reserve escrow account in 2012 and 2013 to partially offset the costs associated with Hurricane Isaac.

Federal Regulation

See “Entergy's Integration Into the MISO Regional Transmission Organization”, “System Agreement”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Nuclear Matters

See the "Nuclear Matters" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of nuclear matters.

Environmental Risks

Entergy New Orleans’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous solid wastes, and other environmental matters.  Management believes that Entergy New Orleans is in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Critical Accounting Estimates

The preparation of Entergy New Orleans’s financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and there is the potential for future changes in the assumptions and measurements that could produce estimates that would have a material impact on the presentation of Entergy New Orleans’s financial position or results of operations.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy New Orleans records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed.  The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period.  The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month.  Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Qualified Pension Cost	Impact on 2013 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$537	$5,396
Rate of return on plan assets	(0.25%)	$267	$—
Rate of increase in compensation	0.25%	$215	$917

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Postretirement Benefit Cost	Impact on 2013 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$71	$1,448
Health care cost trend	0.25%	$219	$1,210

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2013 was $10.4 million, including a $343 thousand curtailment loss and a $581 thousand special termination benefit related to workforce downsizing.  Entergy New Orleans anticipates 2014 qualified pension cost to be $6.6 million.  Entergy New Orleans contributed $4.2 million to its pension plans in 2013 and estimates 2014 pension contributions to be approximately $10.5 million; although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. The expected increase in pension contributions is primarily due to the phase out of pension funding relief under MAP-21.

Total postretirement health care and life insurance benefit costs for Entergy New Orleans in 2013 were $2.6 million, including a $354 thousand curtailment charge due to workforce downsizing.   Entergy New Orleans expects 2014 postretirement health care and life insurance benefit income to approximate $1.4 million. Entergy New Orleans contributed $2.6 million to its other postretirement plans in 2013 and anticipates no required contribution in 2014.

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy New Orleans, Inc.
New Orleans, Louisiana

We have audited the accompanying balance sheets of Entergy New Orleans, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 388 through 392 and applicable items in pages 57 through 217) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING REVENUES
Electric	$525,041	$487,633	$529,228
Natural gas	95,115	82,107	100,957
TOTAL	620,156	569,740	630,185
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	116,715	107,616	173,668
Purchased power	253,202	222,193	207,604
Other operation and maintenance	136,003	122,143	106,817
Taxes other than income taxes	48,659	43,189	42,032
Depreciation and amortization	37,717	36,726	35,026
Other regulatory charges - net	996	1,983	1,910
TOTAL	593,292	533,850	567,057
OPERATING INCOME	26,864	35,890	63,128
OTHER INCOME
Allowance for equity funds used during construction	920	791	622
Interest and investment income	89	47	154
Miscellaneous - net	(1,401)	(1,453)	(1,234)
TOTAL	(392)	(615)	(458)
INTEREST EXPENSE
Interest expense	13,675	11,344	11,114
Allowance for borrowed funds used during construction	(505)	(374)	(282)
TOTAL	13,170	10,970	10,832
INCOME BEFORE INCOME TAXES	13,302	24,305	51,838
Income taxes	1,619	7,240	15,862
NET INCOME	11,683	17,065	35,976
Preferred dividend requirements and other	965	965	965
EARNINGS APPLICABLE TO
COMMON STOCK	$10,718	$16,100	$35,011
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$11,683	$17,065	$35,976
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	37,717	36,726	35,026
Deferred income taxes, investment tax credits, and non-current taxes accrued	(7,427)	15,016	(35,276)
Changes in assets and liabilities:
Receivables	(6,508)	(29,046)	24,275
Fuel inventory	(1,222)	2,029	(1,160)
Accounts payable	5,987	4,828	(3,502)
Prepaid taxes and taxes accrued	2,886	(1,377)	—
Interest accrued	578	180	12
Deferred fuel costs	20,988	(9,464)	4,694
Other working capital accounts	269	14,239	(7,764)
Provisions for estimated losses	(31)	(812)	4,637
Other regulatory assets	64,810	(23,188)	(42,667)
Pension and other postretirement liabilities	(51,293)	9,773	25,202
Other assets and liabilities	7,889	16,120	5,474
Net cash flow provided by operating activities	86,326	52,089	44,927
INVESTING ACTIVITIES
Construction expenditures	(88,864)	(86,373)	(56,600)
Allowance for equity funds used during construction	920	791	622
Investments in affiliates	—	—	3,256
Change in money pool receivable - net	(1,814)	6,151	12,746
Payments to storm reserve escrow account	(7,663)	(8,609)	(6,043)
Receipts from storm reserve escrow account	7,755	10,000	—
Net cash flow used in investing activities	(89,666)	(78,040)	(46,019)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	98,471	28,422	—
Retirement of long-term debt	(70,068)	—	—
Dividends paid:
Common stock	—	(1,700)	(42,000)
Preferred stock	(965)	(965)	(965)
Other	—	(249)	(1,095)
Net cash flow provided by (used in) financing activities	27,438	25,508	(44,060)
Net increase (decrease) in cash and cash equivalents	24,098	(443)	(45,152)
Cash and cash equivalents at beginning of period	9,391	9,834	54,986
Cash and cash equivalents at end of period	$33,489	$9,391	$9,834
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$12,050	$10,183	$10,109
Income taxes	($1,448)	($12,952)	$39,403
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
	December 31,
	2013	2012
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$317	$319
Temporary cash investments	33,172	9,072
Total cash and cash equivalents	33,489	9,391
Accounts receivable:
Customer	38,872	33,142
Allowance for doubtful accounts	(974)	(446)
Associated companies	32,273	29,326
Other	2,667	3,115
Accrued unbilled revenues	18,745	18,124
Total accounts receivable	91,583	83,261
Accumulated deferred income taxes	12,018	9,517
Fuel inventory - at average cost	2,999	1,777
Materials and supplies - at average cost	11,696	10,889
Prepaid taxes	—	1,377
Prepayments and other	4,178	3,201
TOTAL	155,963	119,413
OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	10,513	10,605
TOTAL	11,529	11,621
UTILITY PLANT
Electric	889,629	860,358
Natural gas	222,463	217,769
Construction work in progress	29,312	11,135
TOTAL UTILITY PLANT	1,141,404	1,089,262
Less - accumulated depreciation and amortization	566,948	549,587
UTILITY PLANT - NET	574,456	539,675
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	137,191	202,003
Other	5,577	4,997
TOTAL	146,848	211,080
TOTAL ASSETS	$888,796	$881,789
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2013	2012
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$70,000
Accounts payable:
Associated companies	36,193	28,778
Other	27,840	31,209
Customer deposits	22,959	21,974
Taxes accrued	1,509	—
Interest accrued	3,598	3,020
Deferred fuel costs	23,145	2,157
System agreement cost equalization	17,040	16,880
Other	4,387	3,479
TOTAL CURRENT LIABILITIES	136,671	177,497
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	183,636	172,790
Accumulated deferred investment tax credits	1,082	1,300
Regulatory liability for income taxes - net	2,495	24,291
Other regulatory liabilities	26,361	11,060
Asset retirement cost liabilities	2,347	2,193
Accumulated provisions	15,000	15,031
Pension and other postretirement liabilities	32,497	83,790
Long-term debt	225,944	126,300
Gas system rebuild insurance proceeds	32,760	44,207
Other	3,940	7,985
TOTAL NON-CURRENT LIABILITIES	526,062	488,947
Commitments and Contingencies
Preferred stock without sinking fund	19,780	19,780
COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000
shares; issued and outstanding 8,435,900 shares in 2013
and 2012	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	136,245	125,527
TOTAL	206,283	195,565
TOTAL LIABILITIES AND EQUITY	$888,796	$881,789
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2013, 2012, and 2011
	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)
Balance at December 31, 2010	$33,744	$36,294	$118,116	$188,154
Net income	—	—	35,976	35,976
Common stock dividends	—	—	(42,000)	(42,000)
Preferred stock dividends	—	—	(965)	(965)
Balance at December 31, 2011	$33,744	$36,294	$111,127	$181,165
Net income	—	—	17,065	17,065
Common stock dividends	—	—	(1,700)	(1,700)
Preferred stock dividends	—	—	(965)	(965)
Balance at December 31, 2012	$33,744	$36,294	$125,527	$195,565
Net income	—	—	11,683	11,683
Preferred stock dividends	—	—	(965)	(965)
Balance at December 31, 2013	$33,744	$36,294	$136,245	$206,283
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2013	2012	2011	2010	2009
	(In Thousands)
Operating revenues	$620,156	$569,740	$630,185	$659,449	$640,422
Net income	$11,683	$17,065	$35,976	$31,114	$30,479
Total assets	$888,796	$881,789	$806,035	$850,076	$995,818
Long-term obligations (a)	$245,724	$146,080	$186,317	$186,995	$187,803

(a) Includes long-term debt (excluding currently maturing debt) and preferred stock without sinking fund.

	2013	2012	2011	2010	2009
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$197	$174	$176	$196	$168
Commercial	183	164	154	174	166
Industrial	35	31	30	36	37
Governmental	67	63	59	70	70
Total retail	482	432	419	476	441
Sales for resale:
Associated companies	27	44	95	56	87
Non-associated companies	—	—	1	1	1
Other	16	12	14	10	7
Total	$525	$488	$529	$543	$536
Billed Electric Energy Sales (GWh):
Residential	1,867	1,772	1,888	1,858	1,577
Commercial	1,998	1,968	1,939	1,899	1,813
Industrial	481	484	498	503	526
Governmental	758	785	795	809	805
Total retail	5,104	5,009	5,120	5,069	4,721
Sales for resale:
Associated companies	495	978	1,167	906	1,528
Non-associated companies	13	8	19	13	15
Total	5,612	5,995	6,306	5,988	6,264

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Plan to Spin Off the Utility’s Transmission Business

On December 5, 2011, Entergy announced that it would spin off its transmission business and merge it with a newly formed subsidiary of ITC Holdings Corp. (ITC). On December 13, 2013, Entergy and ITC mutually agreed to terminate the transaction following denial by the MPSC of the joint application related to the transaction. Entergy and ITC have withdrawn transaction-related filings submitted to Entergy's retail regulators and the FERC.

Results of Operations

Net Income

2013 Compared to 2012

Net income increased $15.9 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

2012 Compared to 2011

Net income decreased $38.9 million primarily due to lower net revenue, higher other operation and maintenance expenses, higher depreciation and amortization expenses, and lower other income, partially offset by lower taxes other than income taxes.

Net Revenue

2013 Compared to 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2013 to 2012.

Amount
(In Millions)

2012 net revenue	$551.0
Volume/weather	13.9
Retail electric price	13.3
Fuel recovery	6.5
Hurricane Rita regulatory asset adjustment	6.4
Net wholesale revenue	4.7
Purchased power capacity	(10.5)
Other	1.2
2013 net revenue	$586.5

The volume/weather variance is primarily due to an increase of 470 GWh, or 2.8%, in billed electricity usage, including the effect of more favorable weather compared to last year on residential sales and increased usage in the industrial sector compared to prior year as a result of an unplanned outage in the refining industry in 2012.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to an annual base rate increase of $28 million, effective July 2012, as a result of the PUCT’s order in the November 2011 rate case. See Note 2 to the financial statements for further discussion of the PUCT rate order.

The fuel recovery variance is primarily the result of a $6 million adjustment to deferred fuel costs recorded in third quarter 2012 in accordance with a rate order from the PUCT issued in September 2012. See Note 2 to the financial statements for further discussion of the PUCT order issued in Entergy Texas's 2011 rate case.

The Hurricane Rita regulatory asset adjustment of $6.4 million was recorded in third quarter 2012 in accordance with the rate order from the PUCT issued in September 2012. See Note 2 to the financial statements for further discussion of the PUCT rate order.

The net wholesale revenue variance is primarily due to contract changes for municipals and co-op customers.

The purchased power capacity variance is primarily due to additional capacity purchases as well as price increases for ongoing purchased power capacity.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $67.5 million in gross wholesale revenues as a result of an increase in sales to affiliated customers and higher prices;

•	an increase of $20.9 million in rider revenues primarily due to System Agreement credits in 2012;

•	an increase of $15.2 million in fuel cost recovery revenue due to higher fuel rates;

•	favorable weather/volume, as discussed above; and

•	the annual base rate increase effective July 2012, as discussed above.

Fuel and purchased power expenses increased primarily due to increases in the average market prices of natural gas and purchased power and increased demand, partially offset by a decrease in the recovery from customers of deferred fuel costs.

2012 Compared to 2011

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing 2012 to 2011.

Amount
(In Millions)

2011 net revenue	$577.8
Volume/weather	(22.7)
Purchased power capacity	(20.1)
Fuel recovery	(6.5)
Retail electric price	15.1
Reserve equalization	20.2
Other	(12.8)
2012 net revenue	$551.0

The volume/weather variance is primarily due to a decrease of 519 GWh, or 3.1%, in billed electricity usage, including the effect of milder weather compared to prior year on residential and commercial sales.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The purchased power capacity variance is primarily due to additional capacity purchases as well as price increases for ongoing purchased power capacity.

The fuel recovery variance is primarily the result of a $6 million adjustment to deferred fuel costs in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

The retail electric price variance is primarily due to rate actions, including an annual base rate increase of $9 million beginning May 2011 as a result of the settlement of the December 2009 rate case and an annual base rate increase of $28 million, effective July 2012, as a result of the PUCT’s order in the December 2011 rate case.  See Note 2 to the financial statements for further discussion of the rate cases.

The reserve equalization variance is primarily due to decreased reserve equalization expense as a result of changes in the Entergy System generation mix compared to the same period in 2011.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues decreased primarily due to:

•
a decrease of $156.2 million in fuel cost recovery revenues primarily attributable to lower fuel rates and lower usage, offset by lower interim fuel refunds in 2012 versus 2011.  Entergy Texas’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements.  The interim fuel refunds and the PUCT approvals are discussed in Note 2 to the financial statements; and

•	less favorable volume/weather, as discussed above.

The decrease was partially offset by an increase of $12.2 million in gross wholesale revenues as a result of an increase in sales to affiliated customers, offset by a decrease in sales volume to municipal and co-op customers.

Fuel and purchased power expenses decreased primarily due to decreases in the average market prices of natural gas and purchased power, partially offset by an increase in deferred fuel expense.  The increase in deferred fuel expense is due to an adjustment to deferred fuel costs in accordance with a rate order from the PUCT issued in September 2012 and as a result of lower interim fuel refunds in 2012 versus 2011, offset by lower fuel revenues, as discussed above.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

Other regulatory charges increased primarily due to the distribution in the first quarter 2011 of $17.4 million to customers of the 2007 rough production cost equalization remedy receipts.  See Note 2 to the financial statements for further discussion of the rough production cost equalization proceedings.

Other Income Statement Variances

2013 Compared to 2012

Other operation and maintenance expenses increased primarily due to:

•
an increase of $9 million in compensation and benefit costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan. See "Critical Accounting Estimates" below and Note 11 to the financial statements for further discussion of benefits costs;

•
an increase of $8.8 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative. See the "Human Capital Management Strategic Imperative" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for further discussion;

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•
an increase of $2.3 million primarily due to storm damage accruals in accordance with a rate order from PUCT issued in September 2012. See Note 2 to the financial statements for further discussion of the PUCT rate order;

•	an increase of $1.7 million in distribution contract work relating primarily to vegetation maintenance; and

•	an increase of $1.4 million in insurance expenses primarily due to increases in premiums.

The increase was partially offset by:

•
the amortization of $4.3 million of Hurricane Rita storm costs in prior year in accordance with a rate order from the PUCT issued in September 2012. See Note 2 to the financial statements for further discussion of the PUCT rate order; and

•	a decrease of $2.7 million in fossil-fueled expenses due to a reduced scope of work and fewer outages compared to 2012.

Also, other operation and maintenance expenses include $7.4 million in 2013 and $4.8 million in 2012 of costs incurred related to the now terminated plan to spin off and merge the transmission business.

Other income increased primarily due to the reversal in 2012 of $6.7 million of disallowed carrying charges on Hurricane Rita storm restoration costs in accordance with a rate order from the PUCT issued in September 2012. See Note 2 to the financial statements for further discussion of the PUCT rate order.

Taxes other than income taxes increased primarily due to a reduction in the provision recorded for sales and use taxes in 2012.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates as a result of the 2011 rate case order issued by the PUCT in September 2012. See Note 2 to the financial statements for further discussion of the PUCT rate order.

2012 Compared to 2011

Other operation and maintenance expenses increased primarily due to:

•	an increase of $7.2 million in fossil-fueled generation expenses due to a greater scope of work and an additional outage in 2012 compared to 2011;

•	$4.8 million of costs incurred in 2012 related to the now terminated plan to spin off and merge the transmission business;

•
the amortization of $4.3 million of Hurricane Rita storm costs in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order;

•
an increase of $3.5 million in compensation and benefit costs primarily due to decreasing discount rates and changes in certain actuarial assumptions resulting from an experience study.   See “Critical Accounting Estimates” below for further discussion of benefits costs;

•	an increase of $2.7 million in loss reserves in 2012; and

•
an increase of $2.3 million in storm damage reserves in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

The increase was partially offset by a decrease of $1.8 million in energy efficiency costs.  These costs are recovered through the energy efficiency rider and have no effect on net income.

Taxes other than income taxes decreased primarily due to a reduction in the provision recorded for sales and use taxes.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in depreciation rates as a result of the rate order approved by the PUCT in September 2012.  See Note 2 to the financial statements for further discussion of the rate order.

Other income decreased primarily due to the reversal of $6.7 million of disallowed carrying charges on Hurricane Rita storm restoration costs in accordance with a rate order from the PUCT issued in September 2012.  See Note 2 to the financial statements for further discussion of the PUCT rate order.

Income Taxes

The effective income tax rates were 34.2%, 44.1%, and 38.0% for 2013, 2012, and 2011, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2013, 2012, and 2011 were as follows.

	2013	2012	2011
	(In Thousands)
Cash and cash equivalents at beginning of period	$60,236	$65,289	$35,342

Net cash provided by (used in):
Operating activities	237,054	271,081	238,837
Investing activities	(164,309)	(128,904)	(219,783)
Financing activities	(86,493)	(147,230)	10,893
Net increase (decrease) in cash and cash equivalents	(13,748)	(5,053)	29,947

Cash and cash equivalents at end of period	$46,488	$60,236	$65,289

Operating Activities

Net cash flow provided by operating activities decreased $34 million in 2013 primarily due to:

•
the receipt, in January 2012, of $43 million in System Agreement bandwidth remedy payments required to implement the FERC’s remedy in an October 2011 order for the period June-December 2005. As of March 31, 2013, all of the $43 million, plus interest, had been credited to Entergy Texas customers, with the final $9.5 million being credited in the first quarter 2013. See Note 2 to the financial statements for a discussion of the System Agreement proceedings;

•	$86.1 million of fuel cost refunds in 2013, compared to $67.2 million of fuel cost refunds in 2012. See Note 2 to the financial statements for discussion of the fuel cost refunds; and

•	the timing of collections of receivables from customers.

The decrease was partially offset by an increase of $55.3 million in income tax refunds. Entergy Texas had income tax refunds in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The refunds resulted from the utilization of Entergy Texas’s taxable losses against taxable income of other members of the Entergy consolidated group.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Net cash provided by operating activities increased $32.2 million in 2012 primarily due to:

•
an increase in the recovery of fuel costs due to System Agreement bandwidth remedy payments of $43 million received in January 2012 as a result of receipts required to implement the FERC’s remedy in an October 2011 order for the period June-December 2005.  In the fourth quarter 2012, Entergy Texas customers were credited $28.4 million.  See Note 2 to the financial statements for a discussion of the System Agreement proceedings;

•	a decrease of $9.1 million in pension contributions. See “Critical Accounting Estimates” below for a discussion of qualified pension and other postretirement benefits; and

•	$67.2 million of fuel cost refunds in 2012 compared to $73.4 million of fuel cost refunds in 2011. See Note 2 to the financial statements for discussion of the fuel cost refunds.

The increase was partially offset by a decrease of $11.3 million in income tax refunds.

Investing Activities

Net cash used in investing activities increased $35.4 million in 2013 primarily due to:

•	money pool activity;

•	an increase in transmission construction expenditures due to reliability work performed in 2013; and

•	an increase in distribution construction expenditures due to an increased scope of work in 2013.

The increase was offset by lower fossil-fueled generation construction expenditures due to a greater scope of projects in 2012.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $12.9 million in 2013 compared to decreasing by $44 million in 2012. The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities decreased $90.9 million in 2012 primarily due to money pool activity, partially offset by higher fossil-fueled generation construction expenditures due to a greater scope of projects in 2012.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $44 million in 2012 compared to increasing by $49.5 million in 2011.

Financing Activities

Net cash flow used in financing activities decreased $60.7 million in 2013 primarily due to a decrease of $62.2 million in common stock dividends paid.

Entergy Texas’s financing activities used $147.2 million in 2012 compared to providing $10.9 million in 2011 primarily due to an increase of $81.4 million in common stock dividends paid and the issuance of $75 million of 4.10% Series first mortgage bonds in September 2011.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2013	December 31, 2012
Debt to capital	63.7%	65.4%
Effect of excluding the securitization bonds	(12.6%)	(13.3%)
Debt to capital, excluding securitization bonds (a)	51.1%	52.1%
Effect of subtracting cash	(1.3%)	(1.7%)
Net debt to net capital, excluding securitization bonds (a)	49.8%	50.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents. Debt consists of long-term debt, including the currently maturing portion. Capital consists of debt and common equity. Net capital consists of capital less cash and cash equivalents. Entergy Texas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because the securitization bonds are non-recourse to Entergy Texas, as more fully described in Note 5 to the financial statements. Entergy Texas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because net debt indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses of Capital

Entergy Texas requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Following are the amounts of Entergy Texas’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$55	$30	$15
Transmission	65	135	135
Distribution	80	85	90
Other	10	30	20
Total	$210	$280	$260

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Texas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2014	2015-2016	2017-2018	After 2018	Total
	(In Millions)
Long-term debt (a)	$86	$414	$252	$1,532	$2,284
Operating leases	$6	$10	$6	$3	$25
Purchase obligations (b)	$64	$98	$101	$197	$460

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Texas, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Texas expects to contribute approximately $18.5 million to its pension plans and approximately $4.6 million to other postretirement plans in 2014 although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. See "Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Texas has $12.8 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Texas includes specific investments and initiatives such as transmission spending to support economic development projects, reliability, and new compliance projects.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental compliance, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt in Note 5 to the financial statements.

As a wholly-owned subsidiary, Entergy Texas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly.

Sources of Capital

Entergy Texas’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred stock issuances; and

•	bank financing under new or existing facilities.

Entergy Texas may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Texas require prior regulatory approval. Debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements. Entergy Texas has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Texas’s receivables from the money pool were as follows as of December 31 for each of the following years.

2013	2012	2011	2010
(In Thousands)
$6,287	$19,175	$63,191	$13,672

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2018. The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2013, there were no borrowings and $25 million of letters of credit outstanding under the facility. See Note 4 to the financial statements for additional discussion of the credit facility.

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

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that Entergy Texas charges for its services significantly influence its financial position, results of operations, and liquidity. Entergy Texas is regulated and the rates charged to its customers are determined in regulatory proceedings. The PUCT, a governmental agency, is primarily responsible for approval of the rates charged to customers.

Filings with the PUCT

2009 Rate Case

In December 2009, Entergy Texas filed a rate case requesting a $198.7 million increase reflecting an 11.5% return on common equity based on an adjusted June 2009 test year. The rate case also included a $2.8 million revenue requirement to provide supplemental funding for the decommissioning trust maintained for the 70% share of River Bend for which Entergy Texas retail customers are partially responsible, in response to an NRC notification of a projected shortfall of decommissioning funding assurance. Beginning in May 2010, Entergy Texas implemented a $17.5 million interim rate increase, subject to refund. Intervenors and PUCT Staff filed testimony recommending adjustments that would result in a maximum rate increase, based on the PUCT Staff’s testimony, of $58 million.

The parties filed a settlement in August 2010 intended to resolve the rate case proceeding. The settlement provided for a $59 million base rate increase for electricity usage beginning August 15, 2010, with an additional increase of $9 million for bills rendered beginning May 2, 2011. The settlement stipulated an authorized return on equity of 10.125%. The settlement stated that Entergy Texas's fuel costs for the period April 2007 through June 2009 are reconciled, with $3.25 million of disallowed costs, which were included in an interim fuel refund. The settlement also set River Bend decommissioning costs at $2.0 million annually. Consistent with the settlement, in the third quarter 2010, Entergy Texas amortized $11 million of rate case costs. The PUCT approved the settlement in December 2010.

2011 Rate Case

In November 2011, Entergy Texas filed a rate requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year. The rate case also proposed a purchased power recovery rider. On January 12, 2012, the PUCT voted not to address the purchased power recovery rider in the current rate case, but the PUCT voted to set a baseline in the rate case proceeding that would be applicable if a purchased power capacity rider is approved in a separate proceeding. In April 2012 the PUCT Staff filed direct testimony recommending a base rate increase of $66 million and a 9.6% return on common equity. The PUCT Staff, however,

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

subsequently filed a statement of position in the proceeding indicating that it was still evaluating the position it would ultimately take in the case regarding Entergy Texas’s recovery of purchased power capacity costs and Entergy Texas’s proposal to defer its MISO transition expenses. In April 2012, Entergy Texas filed rebuttal testimony indicating a revised request for a $105 million base rate increase. A hearing was held in late-April through early-May 2012.

In September 2012, the PUCT issued an order approving a $28 million rate increase, effective July 2012. The order includes a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.” The order also provides for increases in depreciation rates and the annual storm reserve accrual. The order also reduced Entergy Texas’s proposed purchased power capacity costs, stating that they are not known and measureable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6 million of MISO transition expense in base rates, and reduced Entergy’s Texas’s fuel reconciliation recovery by $4.0 million because it disagreed with the line-loss factor used in the calculation. After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery. Entergy Texas continues to believe that it is entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012. Several other parties have also filed motions for rehearing of the PUCT’s order. The PUCT subsequently denied rehearing of substantive issues. Several parties, including Entergy Texas, have appealed the PUCT’s order to the Travis County District Court. A hearing is expected in April 2014.

2013 Rate Case

In September 2013, Entergy Texas filed a rate case requesting a $38.6 million base rate increase reflecting a 10.4% return on common equity based on an adjusted test year ending March 31, 2013. The rate case also proposed (1) a rough production cost equalization adjustment rider recovering Entergy Texas’s payment to Entergy New Orleans to achieve rough production cost equalization based on calendar year 2012 production costs and (2) a rate case expense rider recovering the cost of the 2013 rate case and certain costs associated with previous rate cases. The rate case filing also includes a request to reconcile $0.9 billion of fuel and purchased power costs and fuel revenues covering the period July 2011 through March 2013. The fuel reconciliation also reflects special circumstances fuel cost recovery of approximately $22 million of purchased power capacity costs. If approved, new rates could go into effect as early as April 2014. In January 2014 the PUCT staff filed direct testimony recommending a retail rate reduction of $0.3 million and a 9.2% return on common equity. In February 2014 the ALJs approved a request to abate the procedural schedule indefinitely while settlement discussions continue.

Fuel and Purchased Power Cost Recovery

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, not recovered in base rates.  Semi-annual revisions of the fixed fuel factor are made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT.

In December 2010, Entergy Texas filed with the PUCT a request to refund fuel cost recovery over-collections through October 2010.  Pursuant to a stipulation among the parties that was approved by the PUCT in March 2011, Entergy Texas refunded over-collections through November 2010 of approximately $73 million, including interest through the refund period.  The refund was made for most customers over a three-month period that began with the February 2011 billing cycle.

In December 2011, Entergy Texas filed with the PUCT a request to refund approximately $43 million, including interest, of fuel cost recovery over-collections through October 2011.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas would refund $67 million, including interest and additional over-recoveries through December 2011, over a three-month period.  Entergy Texas and the parties requested that interim rates consistent

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

with the settlement be approved effective with the March 2012 billing month, and the PUCT approved the application in March 2012.  Entergy Texas completed this refund to customers in May 2012.

In October 2012, Entergy Texas filed with the PUCT a request to refund approximately $78 million, including interest, of fuel cost recovery over-collections through September 2012.  Entergy Texas requested that the refund be implemented over a six-month period effective with the January 2013 billing month.  Entergy Texas and the parties to the proceeding reached an agreement that Entergy Texas would refund $84 million, including interest and additional over-recoveries through October 2012, to most customers over a three-month period beginning January 2013.  The PUCT approved the stipulation in January 2013. Entergy Texas completed this refund to customers in March 2013.

In July 2012, Entergy Texas filed with the PUCT an application to credit its customers approximately $37.5 million, including interest, resulting from the FERC’s October 2011 order in the System Agreement rough production cost equalization proceeding. See Note 2 to the financial statements for a discussion of the FERC’s October 2011 order.  In September 2012 the parties submitted a stipulation resolving the proceeding.  The stipulation provided that most Entergy Texas customers would be credited over a four-month period beginning October 2012.  The credits were initiated with the October 2012 billing month on an interim basis, and the PUCT subsequently approved the stipulation, also in October 2012.

At the PUCT's April 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy. The PUCT issued an order in May 2013 adopting the rule allowing for a purchased power capacity rider, subject to an offsetting adjustment for load growth. The rule, as adopted, also includes a process for obtaining pre-approval by the PUCT of purchased power agreements. Entergy Texas has not exercised the option to recover its capacity costs under the new rider mechanism due to the pending base rate case filed with the PUCT in September 2013, but will continue to evaluate the benefits of utilizing the new rider to recover future capacity costs.

Federal Regulation

See “Entergy's Integration Into the MISO Regional Transmission Organization”, “System Agreement”, and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Nuclear Matters

See the "Nuclear Matters" section of Entergy Corporation and Subsidiaries Management's Financial Discussion and Analysis for a discussion of nuclear matters.

Industrial and Commercial Customers

Entergy Texas’s large industrial and commercial customers continually explore ways to reduce their energy costs. In particular, cogeneration is an option available to a portion of Entergy Texas’s industrial customer base. Entergy Texas responds by working with industrial and commercial customers and negotiating electric service contracts to provide, under existing rate schedules, competitive rates that match specific customer needs and load profiles. Entergy Texas actively participates in economic development, customer retention, and reclamation activities to increase industrial and commercial demand, from both new and existing customers. Entergy Texas does not currently expect additional significant losses to cogeneration because of the current economics of the electricity markets and Entergy Texas’s marketing efforts in retaining industrial customers.

Environmental Risks

Entergy Texas’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

environmental matters. Management believes that Entergy Texas is in substantial compliance with environmental regulations currently applicable to its facilities and operations. Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Critical Accounting Estimates

The preparation of Entergy Texas’s financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows. Management has identified the following accounting policies and estimates as critical because they are based on assumptions and measurements that involve a high degree of uncertainty, and the potential for future changes in the assumptions and measurements that could produce estimates that would have a material effect on the presentation of Entergy Texas’s financial position or results of operations.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Texas records an estimate of the revenues earned for energy delivered since the latest customer billing. Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed. The difference between the estimate of the unbilled receivable at the beginning of the period and the end of the period is the amount of unbilled revenue recognized during the period. The estimate recorded is primarily based upon an estimate of customer usage during the unbilled period and the billed price to customers in that month. Therefore, revenue recognized may be affected by the estimated price and usage at the beginning and end of each period and fuel price fluctuations, in addition to changes in certain components of the calculation.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees. Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy. Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms. See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries’ Management’s Financial Discussion and Analysis for further discussion. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension and qualified projected benefit obligation cost to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Qualified Pension Cost	Impact on 2013 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$1,006	$10,691
Rate of return on plan assets	(0.25%)	$655	$—
Rate of increase in compensation	0.25%	$401	$1,561

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Postretirement Benefit Cost	Impact on 2013 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$274	$3,490
Health care cost trend	0.25%	$578	$3,222

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Texas in 2013 was $16.2 million, including a $1.6 million curtailment charge and a $855 thousand special termination charge related to workforce downsizing. Entergy Texas anticipates 2014 qualified pension cost to be $8.5 million. Entergy Texas contributed $6.9 million to its qualified pension plans in 2013 and estimates 2014 pension contributions to be approximately $18.5 million; although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. The expected increase in pension contributions is primarily due to the phase out of pension funding relief under MAP-21.

Total postretirement health care and life insurance benefit costs for Entergy Texas in 2013 were $5.1 million, including a $1.4 million curtailment charge related to workforce downsizing. Entergy Texas expects 2014 postretirement health care and life insurance benefit income to approximate $2.8 million. Entergy Texas contributed $4.8 million to its other postretirement plans in 2013 and expects to contribute approximately $4.6 million in 2014.

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Entergy Texas, Inc. and Subsidiaries
Beaumont, Texas

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated income statements, consolidated statements of cash flows, and consolidated statements of changes in common equity (pages 408 through 412 and applicable items in pages 57 through 217) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Texas, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING REVENUES
Electric	$1,728,799	$1,581,496	$1,757,199
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	207,310	243,877	352,022
Purchased power	857,512	717,876	775,067
Other operation and maintenance	253,786	233,503	214,191
Taxes other than income taxes	63,823	59,348	69,329
Depreciation and amortization	94,744	88,307	79,263
Other regulatory charges - net	77,491	68,772	52,307
TOTAL	1,554,666	1,411,683	1,542,179
OPERATING INCOME	174,133	169,813	215,020
OTHER INCOME
Allowance for equity funds used during construction	4,647	4,537	3,781
Interest and investment income	1,369	(2,220)	5,528
Miscellaneous - net	(3,328)	(4,264)	(3,047)
TOTAL	2,688	(1,947)	6,262
INTEREST EXPENSE
Interest expense	92,156	96,035	93,554
Allowance for borrowed funds used during construction	(3,324)	(3,258)	(2,609)
TOTAL	88,832	92,777	90,945
INCOME BEFORE INCOME TAXES	87,989	75,089	130,337
Income taxes	30,108	33,118	49,492
NET INCOME	$57,881	$41,971	$80,845
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$57,881	$41,971	$80,845
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	94,744	88,307	79,263
Deferred income taxes, investment tax credits, and non-current taxes accrued	86,152	123,167	56,219
Changes in assets and liabilities:
Receivables	(49,252)	32,912	(39,640)
Fuel inventory	53	(1,504)	(12)
Accounts payable	29,718	19,980	(11,442)
Prepaid taxes and taxes accrued	(1,967)	(93,979)	11,760
Interest accrued	(920)	(929)	(582)
Deferred fuel costs	(89,241)	28,670	(12,766)
Other working capital accounts	6,918	(58,691)	42,518
Provisions for estimated losses	2,470	1,585	(296)
Other regulatory assets	197,520	62,166	(15,611)
Pension and other postretirement liabilities	(104,055)	17,330	64,686
Other assets and liabilities	7,033	10,096	(16,105)
Net cash flow provided by operating activities	237,054	271,081	238,837
INVESTING ACTIVITIES
Construction expenditures	(181,546)	(181,404)	(173,462)
Allowance for equity funds used during construction	4,647	4,537	3,781
Change in money pool receivable - net	12,888	44,016	(49,519)
Changes in securitization account	(256)	3,960	(583)
Other	(42)	(13)	—
Net cash flow used in investing activities	(164,309)	(128,904)	(219,783)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	74,092
Retirement of long-term debt	(61,316)	(59,322)	(57,419)
Dividends paid:
Common stock	(25,000)	(87,180)	(5,780)
Other	(177)	(728)	—
Net cash flow provided by (used in) financing activities	(86,493)	(147,230)	10,893
Net increase (decrease) in cash and cash equivalents	(13,748)	(5,053)	29,947
Cash and cash equivalents at beginning of period	60,236	65,289	35,342
Cash and cash equivalents at end of period	$46,488	$60,236	$65,289
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$89,021	$92,632	$89,792
Income taxes	($57,473)	($2,207)	($13,538)
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31,
	2013	2012
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,432	$528
Temporary cash investments	44,056	59,708
Total cash and cash equivalents	46,488	60,236
Securitization recovery trust account	37,511	37,255
Accounts receivable:
Customer	76,957	53,836
Allowance for doubtful accounts	(443)	(680)
Associated companies	76,494	68,750
Other	10,897	10,450
Accrued unbilled revenues	43,067	38,252
Total accounts receivable	206,972	170,608
Accumulated deferred income taxes	—	34,988
Fuel inventory - at average cost	55,335	55,388
Materials and supplies - at average cost	34,068	32,853
System agreement cost equalization	16,040	16,880
Prepaid taxes	55,635	53,668
Prepayments and other	34,458	18,206
TOTAL	486,507	480,082
OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	687	678
Non-utility property - at cost (less accumulated depreciation)	376	638
Other	18,161	17,263
TOTAL	19,224	18,579
UTILITY PLANT
Electric	3,616,061	3,475,776
Construction work in progress	94,743	90,469
TOTAL UTILITY PLANT	3,710,804	3,566,245
Less - accumulated depreciation and amortization	1,387,303	1,332,349
UTILITY PLANT - NET	2,323,501	2,233,896
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	129,069	131,287
Other regulatory assets (includes securitization property of $585,152 as of December 31, 2013 and $648,863 as of December 31, 2012)	919,234	1,114,536
Long-term receivables - associated companies	27,900	29,510
Other	16,425	17,891
TOTAL	1,092,628	1,293,224
TOTAL ASSETS	$3,921,860	$4,025,781
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2013	2012
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$112,309	$88,743
Other	73,682	65,261
Customer deposits	38,721	38,859
Accumulated deferred income taxes	33,847	—
Interest accrued	31,246	32,166
Deferred fuel costs	4,093	93,334
Pension and other postretirement liabilities	786	853
System agreement cost equalization	12,000	8,968
Other	23,490	2,839
TOTAL	330,174	331,023
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,022,955	1,009,081
Accumulated deferred investment tax credits	16,147	17,743
Other regulatory liabilities	5,194	6,150
Asset retirement cost liabilities	4,349	4,103
Accumulated provisions	9,079	6,609
Pension and other postretirement liabilities	51,253	155,241
Long-term debt (includes securitization bonds of $629,087 as of December 31, 2013 and $690,380 as of December 31, 2012)	1,556,939	1,617,813
Other	38,743	23,872
TOTAL	2,704,659	2,840,612
Commitments and Contingencies
COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares;
issued and outstanding 46,525,000 shares in 2013 and 2012	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	355,581	322,700
TOTAL	887,027	854,146
TOTAL LIABILITIES AND EQUITY	$3,921,860	$4,025,781
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2013, 2012, and 2011
	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)
Balance at December 31, 2010	$49,452	$481,994	$292,844	$824,290
Net income	—	—	80,845	80,845
Common stock dividends	—	—	(5,780)	(5,780)
Balance at December 31, 2011	$49,452	$481,994	$367,909	$899,355
Net income	—	—	41,971	41,971
Common stock dividends	—	—	(87,180)	(87,180)
Balance at December 31, 2012	$49,452	$481,994	$322,700	$854,146
Net income	—	—	57,881	57,881
Common stock dividends	—	—	(25,000)	(25,000)
Balance at December 31, 2013	$49,452	$481,994	$355,581	$887,027
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2013	2012	2011	2010	2009
	(In Thousands)
Operating revenues	$1,728,799	$1,581,496	$1,757,199	$1,690,431	$1,563,823
Net income	$57,881	$41,971	$80,845	$66,200	$63,841
Total assets	$3,921,860	$4,025,781	$4,059,006	$3,783,864	$3,920,133
Long-term obligations (a)	$1,556,939	$1,617,813	$1,677,127	$1,659,230	$1,490,283

(a) Includes long-term debt (excluding currently maturing debt).

	2013	2012	2011	2010	2009
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$596	$553	$638	$559	$533
Commercial	327	325	369	321	337
Industrial	325	299	352	305	332
Governmental	24	24	26	23	23
Total retail	1,272	1,201	1,385	1,208	1,225
Sales for resale:
Associated companies	369	313	262	373	294
Non-associated companies	47	36	74	76	10
Other	41	31	36	33	35
Total	$1,729	$1,581	$1,757	$1,690	$1,564
Billed Electric Energy Sales (GWh):
Residential	5,726	5,604	6,034	5,958	5,453
Commercial	4,402	4,396	4,433	4,271	4,165
Industrial	6,404	6,066	6,102	5,642	5,570
Governmental	282	278	294	271	258
Total retail	16,814	16,344	16,863	16,142	15,446
Sales for resale:
Associated companies	6,287	5,702	4,158	3,758	3,630
Non-associated companies	712	827	1,258	1,300	231
Total	23,813	22,873	22,279	21,200	19,307

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

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

Results of Operations

Net Income

2013 Compared to 2012

Net income increased $1.8 million primarily due to higher operating income and a lower effective income tax rate, partially offset by lower other income. Operating income was higher because of higher rate base compared to 2012 resulting from capital spending at Grand Gulf, including the uprate project. The lower effective income tax rate was primarily due to the reversal of a portion of the provision for uncertain tax positions. Other income was lower due to AFUDC accrued on the Grand Gulf uprate project in 2012. Grand Gulf’s Spring 2012 refueling outage was completed in June 2012, and the majority of uprate-related capital improvements were completed during this outage.

2012 Compared to 2011

Net income increased $47.7 million primarily due to increased operating income, higher other income, and a lower effective income tax rate.  Operating income was higher because of higher rate base compared to 2011 resulting from capital spending at Grand Gulf, including the uprate project.  Other income was higher due to AFUDC accrued on the Grand Gulf uprate project in 2012.

Income Taxes

The effective income tax rates for 2013, 2012, and 2011 were 37.7%, 40.8%, and 53.9%, respectively. The income tax rate for 2011 is primarily due to an intercompany settle up for federal income taxes for years prior to 2008 which include an allocation of the tax benefit of Entergy Corporation’s expenses to the subsidiaries generating taxable income for the respective years. The effects of various tax positions settled with the IRS pertaining to the 2006/2007 audit require System Energy to pay back prior benefits of the Entergy Corporation’s expenses it received when the benefits were originally allocated based upon the tax return as filed. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35.0% to the effective income tax rates.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2013, 2012, and 2011 were as follows.

	2013	2012	2011
	(In Thousands)
Cash and cash equivalents at beginning of period	$83,622	$185,157	$263,772

Net cash provided by (used in):
Operating activities	279,638	412,000	430,681
Investing activities	(96,852)	(502,637)	(311,397)
Financing activities	(139,266)	(10,898)	(197,899)
Net increase (decrease) in cash and cash equivalents	43,520	(101,535)	(78,615)

Cash and cash equivalents at end of period	$127,142	$83,622	$185,157

Operating Activities

Net cash provided by operating activities decreased $132.4 million in 2013 primarily due to income tax payments of $211.2 million in 2013 compared to income tax refunds of $56.8 million in 2012, partially offset by spending on the Grand Gulf refueling outage in 2012. System Energy had income tax payments in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments resulted primarily from the reversal of temporary differences for which System Energy had previously claimed a tax deduction. The income tax refunds of $56.8 million in 2012 resulted primarily from a decrease of previously estimated 2011 taxable income due to the recognition of additional bonus depreciation.

Net cash provided by operating activities decreased $18.7 million in 2012 primarily due to a decrease of $44.1 million in income tax refunds, partially offset by a decrease of $18.6 million in pension contributions. See “Critical Accounting Estimates” below for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash used in investing activities decreased $405.8 million in 2013 primarily due to a decrease in construction expenditures resulting from spending on the uprate project at Grand Gulf completed during the refueling outage in 2012 and a decrease in nuclear fuel activity primarily due to the Grand Gulf refueling outage in 2012. The decrease was partially offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow, and System Energy’s receivable from the money pool decreased $17.7 million in 2013 compared to decreasing by $93.5 million in 2012. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities increased $191.2 million in 2012 primarily due to an increase in construction expenditures resulting from the uprate project at Grand Gulf and an increase of $94.3 million in nuclear fuel activity primarily due to the 2012 Grand Gulf refueling outage. The increase was partially offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow, and System Energy’s receivable from the money pool decreased $93.5 million in 2012 compared to increasing by $22.5 million in 2011.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

 Financing Activities

Net cash used in financing activities increased $128.4 million in 2013 primarily due to:

•	the issuance of $250 million of 4.10% Series first mortgage bonds in September 2012;

•	the issuance of $50 million of 4.02% Series H notes by the nuclear fuel company variable interest entity in February 2012; and

•	the redemption of $70 million of 6.29% Series F notes by the nuclear fuel company variable interest entity in September 2013.

This increase was offset by:

•	the redemption of $152.975 million of pollution control revenue bonds in 2012;

•	the redemption of $70 million of 6.2% Series first mortgage bonds in October 2012;

•
an increase in borrowings of $40 million on the nuclear fuel company variable interest entity’s credit facility in 2013 compared to the repayment of borrowings of $40 million on the nuclear fuel company variable interest entity’s credit facility in 2012; and

•	a decrease of $9.4 million in common stock dividends paid in 2013.

Net cash used in financing activities decreased $187 million in 2012 primarily due to:

•	the issuance of $250 million of 4.10% Series first mortgage bonds in September 2012;

•	the issuance of $50 million of 4.02% Series H notes by the nuclear fuel company variable interest entity in February 2012;

•
an increase in borrowings of $40 million on the nuclear fuel company variable interest entity’s credit facility in 2012 compared to the repayment of borrowings of $38.3 million on the nuclear fuel company variable interest entity’s credit facility in 2011;

•	the redemption of $152.975 million of pollution control revenue bonds in 2012;

•	the redemption of $70 million of 6.2% Series first mortgage bonds in October 2012; and

•	the partial redemption of $40 million of 6.2% pollution control revenue bonds in 2011.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for System Energy as of December 31, 2013 is primarily due to a decrease in long-term debt as a result of the redemption of $70 million of 6.29% Series F notes, as discussed above, and an increase in retained earnings.

	December 31, 2013	December 31, 2012
Debt to capital	46.4%	49.7%
Effect of subtracting cash	(4.6%)	(2.6%)
Net debt to net capital	41.8%	47.1%

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

net debt indicates System Energy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses of Capital

System Energy requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel costs; and

•	dividend and interest payments.

Following are the amounts of System Energy’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$65	$50	$40
Other	5	5	5
Total	$70	$55	$45

Following are the amounts of System Energy’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2014	2015-2016	2017-2018	After 2018	Total
	(In Millions)
Long-term debt (a)	$83	$169	$187	$551	$990
Purchase obligations (b)	$23	$25	$25	$52	$125

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For System Energy, it includes nuclear fuel purchase obligations.

In addition to the contractual obligations given above, System Energy expects to contribute approximately $21.3 million to its pension plans and approximately $1 million to its other postretirement plans in 2014 although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014.  See "Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits" below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, System Energy has $39.9 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine spending to maintain operations, the planned capital investment estimate includes specific investments and initiatives such as NRC post-Fukushima requirements and plant improvements.

As a wholly-owned subsidiary, System Energy dividends its earnings to Entergy Corporation at a percentage determined monthly.  Currently, all of System Energy’s retained earnings are available for distribution.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Sources of Capital

System Energy’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt issuances; and

•	bank financing under new or existing facilities.

System Energy may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common stock issuances by System Energy require prior regulatory approval.  Debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements.  System Energy has sufficient capacity under these tests to meet its foreseeable capital needs.

System Energy’s receivables from the money pool were as follows as of December 31 for each of the following years.

2013	2012	2011	2010
(In Thousands)
$9,223	$26,915	$120,424	$97,948

See Note 4 to the financial statements for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016. No borrowings were outstanding on the variable interest entity credit facility as of December 31, 2013. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facilities.

System Energy has obtained a short-term borrowing authorization from the FERC under which it may borrow, through October 2015, up to the aggregate amount, at any one time outstanding, of $200 million.  See Note 4 to the financial statements for further discussion of System Energy’s short-term borrowing limits.  System Energy has also obtained an order from the FERC authorizing long-term securities issuances.  The current long-term authorization extends through October 2015.  System Energy has obtained long-term financing authorization from the FERC that extends through October 2015 for issuances by its nuclear fuel company variable interest entity.

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

Nuclear Matters

System Energy owns and operates Grand Gulf.  System Energy is, therefore, subject to the risks related to owning and operating a nuclear plant.  These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts.  In the event of an unanticipated early

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

shutdown of Grand Gulf, System Energy may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.  Grand Gulf’s operating license is currently due to expire in November 2024.  In October 2011, System Energy filed an application with the NRC for an extension of Grand Gulf’s operating license to 2044, which application is pending.

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials within the reactor coolant system.  The issue is applicable to Grand Gulf and is managed in accordance with industry standard practices and guidelines which include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

On June 8, 2012, the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings. The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions. The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that NEPA requires the NRC to address before it issues a renewed license. Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Grand Gulf. On August 7, 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward. On September 6, 2012 the NRC directed its staff to develop a revised Waste Confidence Decision within 24 months. On September 13, 2013 the NRC published a draft of the revised Waste Confidence rule and supporting draft environmental impact statement for public comment. The NRC's current schedule calls for publication of a final rule and environmental impact statement no later than October 2014 with the effective date 30 days after publication.

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders and an estimate of the full amount of the increased costs cannot be made at this time.

Environmental Risks

System Energy’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that System Energy is in substantial compliance with environmental regulations currently applicable to its facilities and operations.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

Critical Accounting Estimates

The preparation of System Energy’s financial statements in conformity with generally accepted accounting principles requires management to apply appropriate accounting policies and to make estimates and judgments that can have a significant effect on reported financial position, results of operations, and cash flows.  Management has identified the following accounting policies and estimates as critical because they are based on assumptions and

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

measurements that involve a high degree of uncertainty, and there is the potential for future changes in the assumptions and measurements that could produce estimates that would have a material impact on the presentation of System Energy’s financial position or results of operations.

Nuclear Decommissioning Costs

See “Nuclear Decommissioning Costs” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

In the fourth quarter 2013, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $102.3 million increase in its decommissioning liability, along with a corresponding increase in the related asset retirement cost asset.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified defined benefit pension plans which cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.  Entergy’s reported costs of providing these benefits, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Qualified Pension Cost	Impact on 2013 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$1,022	$9,432
Rate of return on plan assets	(0.25%)	$505	$—
Rate of increase in compensation	0.25%	$408	$1,587

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2013 Postretirement Benefit Cost	Impact on 2013 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$218	$1,823
Health care cost trend	0.25%	$366	$1,675

Each fluctuation above assumes that the other components of the calculation are held constant.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Costs and Funding

Total qualified pension cost for System Energy in 2013 was $13.7 million, including a $2 million special termination charge related to workforce downsizing.  System Energy anticipates 2014 qualified pension cost to be $12.2 million.  System Energy contributed $8.3 million to its pension plans in 2013 and estimates 2014 pension contributions to be approximately $12.2 million; although the required pension contributions will not be known with more certainty until the January 1, 2014 valuations are completed by April 1, 2014. The expected increase in pension contributions is primarily due to the phase out of pension funding relief under MAP-21.

Total postretirement health care and life insurance benefit costs for System Energy in 2013 were $5.7 million, including a $760 thousand curtailment charge related to workforce downsizing. System Energy expects 2014 postretirement health care and life insurance benefit costs to approximate $561 thousand. System Energy contributed $5.4 million to its other postretirement plans in 2013 and expects to contribute $864 thousand in 2014.

Federal Healthcare Legislation

See the “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

(page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
System Energy Resources, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 424 through 428 and applicable items in pages 57 through 217) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING REVENUES
Electric	$735,089	$622,118	$563,411
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and
gas purchased for resale	103,358	62,918	76,353
Nuclear refueling outage expenses	29,551	21,824	16,314
Other operation and maintenance	174,772	149,346	136,495
Decommissioning	35,472	33,019	31,460
Taxes other than income taxes	25,537	19,468	21,425
Depreciation and amortization	176,387	154,561	142,543
Other regulatory credits - net	(13,068)	(10,429)	(11,781)
TOTAL	532,009	430,707	412,809
OPERATING INCOME	203,080	191,411	150,602
OTHER INCOME
Allowance for equity funds used during construction	7,784	26,102	22,359
Interest and investment income	9,844	10,134	8,294
Miscellaneous - net	(804)	(617)	(699)
TOTAL	16,824	35,619	29,954
INTEREST EXPENSE
Interest expense	38,173	45,214	48,117
Allowance for borrowed funds used during construction	(786)	(7,165)	(6,711)
TOTAL	37,387	38,049	41,406
INCOME BEFORE INCOME TAXES	182,517	188,981	139,150
Income taxes	68,853	77,115	74,953
NET INCOME	$113,664	$111,866	$64,197
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands)
OPERATING ACTIVITIES
Net income	$113,664	$111,866	$64,197
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	293,537	235,881	229,715
Deferred income taxes, investment tax credits, and non-current taxes accrued	29,996	43,651	14,923
Changes in assets and liabilities:
Receivables	(29,226)	(12,557)	(5,512)
Accounts payable	6,685	(10,511)	17,275
Prepaid taxes and taxes accrued	(170,356)	89,022	160,494
Interest accrued	(3,794)	(2,157)	(38,305)
Other working capital accounts	24,863	(22,917)	11,260
Other regulatory assets	79,345	(44,004)	10,874
Pension and other postretirement liabilities	(63,206)	2,898	34,474
Other assets and liabilities	(1,870)	20,828	(68,714)
Net cash flow provided by operating activities	279,638	412,000	430,681
INVESTING ACTIVITIES
Construction expenditures	(51,584)	(450,236)	(234,753)
Allowance for equity funds used during construction	7,784	26,102	22,359
Nuclear fuel purchases	(65,691)	(194,314)	(59,755)
Proceeds from sale of nuclear fuel	26,522	52,708	12,420
Proceeds from nuclear decommissioning trust fund sales	215,467	349,427	203,444
Investment in nuclear decommissioning trust funds	(247,042)	(379,833)	(232,636)
Change in money pool receivable - net	17,692	93,509	(22,476)
Net cash flow used in investing activities	(96,852)	(502,637)	(311,397)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	85,000	297,908	—
Retirement of long-term debt	(111,479)	(262,867)	(78,161)
Changes in credit borrowings - net	(39,986)	39,986	(38,264)
Dividends paid:
Common stock	(70,286)	(79,700)	(76,000)
Other	(2,515)	(6,225)	(5,474)
Net cash flow used in financing activities	(139,266)	(10,898)	(197,899)
Net increase (decrease) in cash and cash equivalents	43,520	(101,535)	(78,615)
Cash and cash equivalents at beginning of period	83,622	185,157	263,772
Cash and cash equivalents at end of period	$127,142	$83,622	$185,157
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$32,178	$34,012	$40,719
Income taxes	$211,210	($56,808)	($100,889)
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
	December 31,
	2013	2012
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$62,561	$100
Temporary cash investments	64,581	83,522
Total cash and cash equivalents	127,142	83,622
Accounts receivable:
Associated companies	104,419	93,381
Other	6,400	5,904
Total accounts receivable	110,819	99,285
Accumulated deferred income taxes	—	74,331
Materials and supplies - at average cost	85,118	82,443
Deferred nuclear refueling outage costs	7,853	35,155
Prepayments and other	1,727	2,080
TOTAL	332,659	376,916
OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	603,896	490,572
TOTAL	603,896	490,572
UTILITY PLANT
Electric	4,124,647	3,987,672
Property under capital lease	570,872	569,355
Construction work in progress	29,061	40,392
Nuclear fuel	188,824	252,682
TOTAL UTILITY PLANT	4,913,404	4,850,101
Less - accumulated depreciation and amortization	2,699,263	2,568,862
UTILITY PLANT - NET	2,214,141	2,281,239
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	115,492	126,503
Other regulatory assets	261,740	330,074
Other	15,996	18,212
TOTAL	393,228	474,789
TOTAL ASSETS	$3,543,924	$3,623,516
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2013	2012
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$48,653	$111,854
Short-term borrowings	—	39,986
Accounts payable:
Associated companies	12,778	5,564
Other	31,862	44,433
Taxes accrued	11,121	181,477
Accumulated deferred income taxes	2,310	1,789
Interest accrued	11,825	15,619
Other	2,312	2,429
TOTAL	120,861	403,151
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	737,973	782,469
Accumulated deferred investment tax credits	54,786	56,188
Other regulatory liabilities	349,846	256,024
Decommissioning	616,157	478,371
Pension and other postretirement liabilities	79,411	142,617
Long-term debt	708,783	671,945
Other	—	22
TOTAL	2,546,956	2,387,636
Commitments and Contingencies
COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares;
issued and outstanding 789,350 shares in 2013 and 2012	789,350	789,350
Retained earnings	86,757	43,379
TOTAL	876,107	832,729
TOTAL LIABILITIES AND EQUITY	$3,543,924	$3,623,516
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2013, 2012, and 2011
	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)
Balance at December 31, 2010	$789,350	$23,016	$812,366
Net income	—	64,197	64,197
Common stock dividends	—	(76,000)	(76,000)
Balance at December 31, 2011	$789,350	$11,213	$800,563
Net income	—	111,866	111,866
Common stock dividends	—	(79,700)	(79,700)
Balance at December 31, 2012	$789,350	$43,379	$832,729
Net income	—	113,664	113,664
Common stock dividends	—	(70,286)	(70,286)
Balance at December 31, 2013	$789,350	$86,757	$876,107
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2013	2012	2011	2010	2009
	(Dollars In Thousands)
Operating revenues	$735,089	$622,118	$563,411	$558,584	$554,007
Net income	$113,664	$111,866	$64,197	$82,624	$48,908
Total assets	$3,543,924	$3,623,516	$3,245,365	$3,224,070	$3,135,651
Long-term obligations (a)	$708,783	$671,945	$636,885	$796,728	$728,253
Electric energy sales (GWh)	9,794	6,602	9,293	8,692	9,898

(a) Includes long-term debt (excluding currently maturing debt).

Item 2.   Properties

Information regarding the registrant’s properties is included in Part I. Item 1. - Business under the sections titled “Utility - Property and Other Generation Resources” and “Entergy Wholesale Commodities - Property” in this report.

Item 3.   Legal Proceedings

Details of the registrant’s material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2012 are discussed in Part I. Item 1. - Business under the sections titled “Retail Rate Regulation”, “Environmental Regulation”, and  “Litigation” and "Impairment of Long-Lived Assets" in Note 1 to the financial statements in this report.

Item 4.   Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
Leo P. Denault (a)	54	Chairman of the Board and Chief Executive Officer of Entergy Corporation	2013-Present
		Executive Vice President and Chief Financial Officer of Entergy Corporation	2004-2013
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and System Energy	2004-2013
		Director of Entergy Texas	2007-2013
		Director of Entergy New Orleans	2011-2013

William M. Mohl (a)	54	President, Entergy Wholesale Commodities	2013-Present
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2010-2013
		Director of Entergy Gulf States Louisiana and Entergy Louisiana	2010-2013
		Vice President, System Planning of Entergy Services, Inc.	2007-2010

Theodore H. Bunting, Jr. (a)	55	Group President Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas	2012-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2012-Present

Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy
2007-2012

Name	Age	Position	Period
Marcus V. Brown (a)	52
Executive Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy
2013-Present

Senior Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy
2012-2013
		Vice President and Deputy General Counsel of Entergy Services, Inc.	2009-2012
		Associate General Counsel of Entergy Services, Inc.	2007-2009

Andrew S. Marsh (a)	41	Executive Vice President and Chief Financial Officer of Entergy Corporation	2013-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy	2013-Present
		Vice President, System Planning of Entergy Services, Inc.	2010-2013
		Vice President, Planning and Financial Communications of Entergy Services, Inc.	2007-2010

Mark T. Savoff (a)	57	Executive Vice President and Chief Operating Officer of Entergy Corporation	2010-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi	2004-Present
		Director of Entergy Texas	2007-Present
		Director of Entergy New Orleans	2011-Present
		Executive Vice President, Operations of Entergy Corporation	2004-2010

Roderick K. West (a)	45	Executive Vice President and Chief Administrative Officer of Entergy Corporation	2010-Present
		President and Chief Executive Officer of Entergy New Orleans	2007-2010
		Director of Entergy New Orleans	2005-2011

Jeffrey S. Forbes (a)	57	Executive Vice President, Nuclear Operations/Chief Nuclear Officer of Entergy Corporation	2013-Present
		Executive Vice President and Chief Nuclear Officer of Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Louisiana	2013-Present
		President, Chief Executive Officer and Director of System Energy	2013-Present
		Senior Vice President, Nuclear Operations of Entergy Services, Inc.	2011-2013
		Senior Vice President and Chief Operating Officer of Entergy Operations, Inc.	2003-2011

Name	Age	Position	Period
Alyson M. Mount (a)	43
Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy
			2012-Present
		Vice President Corporate Controller of Entergy Services, Inc.	2010-2012
		Director, Corporate Reporting and Accounting Policy of Entergy Services, Inc.	2002-2010

Donald W. Vinci (a)	56	Senior Vice President, Human Resources and Chief Diversity Officer of Entergy Corporation	2013-Present
		Vice President, Human Capital Management of Entergy Services, Inc.	2013
		Vice President, Gas Distribution Business of Entergy Services, Inc.	2010-2013
		Vice President, Business Development of Entergy Services, Inc.	2008-2010

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors. Each officer's age and title is provided as of December 31, 2013.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR.

The high and low prices of Entergy Corporation’s common stock for each quarterly period in 2013 and 2012 were as follows:

	2013		2012
	High	Low	High	Low
	(In Dollars)
First	65.39	61.09	73.66	66.23
Second	72.10	63.12	68.20	62.97
Third	72.60	61.66	74.50	67.07
Fourth	68.63	60.22	72.98	61.55

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2013 and 2012.  Quarterly dividends of $0.83 per share were paid in 2013 and 2012.

As of January 31, 2014, there were 32,163 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2013	-10/31/2013	—	$—	—	$350,052,918
11/01/2013	-11/30/2013	—	$—	—	$350,052,918
12/01/2013	-12/31/2013	—	$—	—	$350,052,918
Total		—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2013, Entergy withheld 62,841 shares of its common stock at $64.45 per share to pay taxes due upon vesting of restricted stock granted as part of its long-term incentive program.

(1)	See Note 12 to the financial statements for additional discussion of the stock-based compensation plans.

(2)	Maximum amount of shares that may yet be repurchased does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy

There is no market for the common stock of Entergy Corporation’s wholly owned subsidiaries.  Cash dividends on common stock paid by the Registrant Subsidiaries during 2013 and 2012, were as follows:

	2013	2012
	(In Millions)
Entergy Arkansas	$15.0	$10.0
Entergy Gulf States Louisiana	$119.9	$114.2
Entergy Louisiana	$356.3	$15.6
Entergy Mississippi	$7.4	$—
Entergy New Orleans	$—	$1.7
Entergy Texas	$25.0	$87.2
System Energy	$70.3	$79.7

Information with respect to restrictions that limit the ability of the Registrant Subsidiaries to pay dividends is presented in Note 7 to the financial statements.

Item 6.    Selected Financial Data

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC. AND SUBSIDIARIES, ENTERGY GULF STATES LOUISIANA, L.L.C., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., ENTERGY TEXAS,

INC. AND SUBSIDIARIES, and SYSTEM ENERGY RESOURCES, INC.” which follow each company’s financial statements in this report, for information with respect to selected financial data and certain operating statistics.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC. AND SUBSIDIARIES, ENTERGY GULF STATES, LOUISIANA, L.L.C., ENTERGY LOUISIANA, LLC, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC., ENTERGY TEXAS, INC. AND SUBSIDIARIES, and SYSTEM ENERGY RESOURCES, INC.”

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Refer to “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES - Market and Credit Risk Sensitive Instruments.”

Item 8.  Financial Statements and Supplementary Data

Refer to “TABLE OF CONTENTS - Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.”

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

No event that would be described in response to this item has occurred with respect to Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, or System Energy.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2013, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The managements of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) are responsible for establishing and maintaining adequate internal control over financial reporting for the Registrants.  Each Registrant’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of each Registrant’s financial statements presented in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2013.  In making this assessment, each management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The original 1992 COSO Framework was utilized for management's assessment.

Based on each management’s assessment and the criteria set forth by the original 1992 COSO Framework, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2013.

The Registrants’ registered public accounting firm has issued an attestation report on each Registrant’s internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2013, based on criteria established in Internal Control -Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control -Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Corporation and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc. and Subsidiaries
Little Rock, Arkansas

We have audited the internal control over financial reporting of Entergy Arkansas, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Baton Rouge, Louisiana

We have audited the internal control over financial reporting of Entergy Gulf States Louisiana, L.L.C. (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Louisiana, LLC and Subsidiaries
Baton Rouge, Louisiana

We have audited the internal control over financial reporting of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Mississippi, Inc.
Jackson, Mississippi

We have audited the internal control over financial reporting of Entergy Mississippi, Inc. (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy New Orleans, Inc.
New Orleans, Louisiana

We have audited the internal control over financial reporting of Entergy New Orleans, Inc. (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Entergy Texas, Inc. and Subsidiaries
Beaumont, Texas

We have audited the internal control over financial reporting of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
System Energy Resources, Inc.
Jackson, Mississippi

We have audited the internal control over financial reporting of System Energy Resources, Inc. (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

PART III

Item 10.  Directors and Executive Officers of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Item 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 2, 2014, and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period
ENTERGY ARKANSAS, INC.

Directors
Hugh T. McDonald	55	President and Chief Executive Officer of Entergy Arkansas	2000-Present
		Director of Entergy Arkansas	2000-Present

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Jeffrey S. Forbes	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Hugh T. McDonald	See information under the Entergy Arkansas Directors Section above.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY GULF STATES LOUISIANA, L.L.C.
Directors
Phillip R. May, Jr.	51	Director of Entergy Gulf States Louisiana and Entergy Louisiana	2013-Present
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2013-Present
		Vice President, Regulatory Services of Entergy Services, Inc.	2002-2013

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Jeffrey S. Forbes	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Phillip R. May, Jr.	See information under the Entergy Gulf States Louisiana Directors Section above.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC
Directors

Phillip R. May, Jr.	See information under the Entergy Gulf States Louisiana Directors Section above.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Jeffrey S. Forbes	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Phillip R. May, Jr.	See information under the Entergy Gulf States Louisiana Directors Section above.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.
Directors
Haley R. Fisackerly	48	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Haley R. Fisackerly	See information under the Entergy Mississippi Directors Section above.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.
Directors
Charles L. Rice, Jr.	49	President and Chief Executive Officer of Entergy New Orleans	2010-Present
		Director of Entergy New Orleans	2010-Present
		Director, Utility Strategy of Entergy Services, Inc.	2009-2010
		Partner, Barrasso, Usdin, Kupperman, Freeman & Sarver, L.L.C.	2005-2009

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Charles L. Rice, Jr.	See information under the Entergy New Orleans Directors Section above.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY TEXAS, INC.
Directors
Sallie T. Rainer	52	Director of Entergy Texas	2012-Present
		President and Chief Executive Officer of Entergy Texas	2012-Present
		Vice President, Federal Policy of Entergy Services, Inc.	2011-2012
		Director, Regulatory Affairs and Energy Settlements of Entergy Services, Inc.	2006-2011

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Sallie T. Rainer	See information under the Entergy Texas Directors Section above.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole stockholder with the exception of the directors and officers of Entergy Gulf States Louisiana, L.L.C. and Entergy Louisiana, LLC, who are elected yearly to serve by the unanimous consent of the sole common membership owners, EGS Holdings, Inc. and Entergy Louisiana Holdings, respectively.  Entergy Corporation’s directors are elected annually at the annual meeting of shareholders.  Entergy Corporation’s officers are elected at the annual organizational meeting of the Board of Directors.

Corporate Governance Guidelines and Committee Charters

Each of the Audit, Corporate Governance, and Personnel Committees of Entergy Corporation’s Board of Directors operates under a written charter.  In addition, the full Board has adopted Corporate Governance Guidelines.  Each charter and the guidelines are available through Entergy’s website (www.entergy.com) or upon written request.

Audit Committee of the Entergy Corporation Board

The following directors are members of the Audit Committee of Entergy Corporation’s Board of Directors:

Steven V. Wilkinson (Chairman)
Maureen S. Bateman
Stuart L. Levenick
Blanche L. Lincoln

All Audit Committee members are independent.  In addition to the general independence requirements, all Audit Committee members must meet the heightened independence standards imposed by the SEC and NYSE.  All Audit Committee members possess the level of financial literacy and accounting or related financial management expertise required by the NYSE rules.  Steven V. Wilkinson qualifies as an “audit committee financial expert,” as that term is defined in the SEC rules.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics for Members of the Board of Directors.  The code is available through Entergy’s website (www.entergy.com) or upon written request.  The Board has also adopted a Code of Business Conduct and Ethics for Employees that includes Special Provision Relating to Principal Executive Officer and Senior Financial Officers.  The Code of Business Conduct and Ethics for Employees is to be read in conjunction with Entergy’s omnibus code of integrity under which Entergy operates called the Code of Entegrity as well as system policies.  All employees are required to abide by the Codes.  Non-bargaining employees are required to acknowledge annually that they understand and abide by the Code of Entegrity.  The Code of Business Conduct and Ethics for Employees and the Code of Entegrity are available through Entergy’s website (www.entergy.com) or upon written request.

Source of Nominations to the Board of Directors; Nominating Procedure

The Corporate Governance Committee does not have any single method for identifying director candidates but will consider candidates suggested by a wide range of sources including director candidates recommended by Entergy Corporation's shareholders. Shareholders wishing to recommend a candidate to the Corporate Governance Committee should do so by submitting the recommendation in writing to Entergy Corporation's Secretary at 639 Loyola Avenue, P.O. Box 61000, New Orleans, LA 70161, and it will be forwarded to the Corporate Governance Committee members for their consideration. Any recommendation should include:

•	the number of shares of Entergy Corporation held by the shareholder;

•	the name and address of the candidate;

•
a brief biographical description of the candidate, including his or her occupation for at least the last five years, and a statement of the qualifications of the candidate, taking into account the qualification requirements set forth above; and

•	the candidate's signed consent to serve as a director if elected and to be named in the Proxy Statement.

Once the Corporate Governance Committee receives the recommendation, it may request additional information from the candidate about the candidate's independence, qualifications, and other information that would assist the Corporate Governance Committee in evaluating the candidate, as well as certain information that must be disclosed about the candidate in the Proxy Statement, if nominated. The Corporate Governance Committee will apply the same standards in considering director candidates recommended by shareholders as it applies to other candidates.

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 2, 2014, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”, which information is incorporated herein by reference.

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

ENTERGY ARKANSAS, ENTERGY GULF STATES LOUISIANA, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

In this section, the compensation earned by the following Named Executive Officers in 2013 is discussed. Each officer’s title is provided as of December 31, 2013.

Name	Title as of December 31, 2013
Leo P. Denault	Chairman of the Board and Chief Executive Officer
Jeffrey S. Forbes	Executive Vice President, Nuclear Operations and Chief Nuclear Officer
Andrew S. Marsh	Executive Vice President and Chief Financial Officer
Roderick K. West	Executive Vice President and Chief Administrative Officer
Haley R. Fisackerly	President, Entergy Mississippi
Phillip R. May, Jr.	President, Entergy Gulf States Louisiana and Entergy Louisiana
Hugh T. McDonald	President, Entergy Arkansas
William M. Mohl[1]	President, Entergy Wholesale Commodities
Alyson M. Mount	Chief Accounting Officer (principal financial officer) Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas
Sallie T. Rainer	President, Entergy Texas
Charles L. Rice, Jr.	President, Entergy New Orleans

Mr. Denault, Mr. Forbes, Mr. Marsh, Mr. Mohl and Mr. West serve as executive officers of Entergy Corporation. No additional compensation was paid in 2013 to Mr. Denault, Mr. Marsh, Mr. Mohl or Mr. West for their service as Named Executive Officers of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas (the "Subsidiaries").

1 Mr. Mohl is included in the Executive Compensation section of this Form 10-K because he served as President, Entergy Gulf States Louisiana and Entergy Louisiana for a portion of 2013.

CD&A Highlights

Pay for Performance Philosophy

Entergy Corporation's executive compensation programs are based on a philosophy of pay-for-performance that is embodied in the design of the annual and long-term incentive plans. In keeping with this philosophy, approximately 80% of the annual target compensation of Entergy Corporation’s Chief Executive Officer (excluding non-qualified supplemental retirement income) is “at risk,” with the substantial majority of this “at risk” compensation consisting of awards under the Executive Annual Incentive Plan (or Annual Incentive Plan) and the Long-Term Performance Unit Program, and the balance consisting of stock option and restricted stock awards.

•
The Annual Incentive Plan incentivizes and rewards the achievement of operational financial metrics that are deemed by the Personnel Committee to be consistent with the overall goals and strategic direction that the Board has set for Entergy Corporation.

•
The equity-based long-term incentive programs, including the Long-Term Performance Unit Program, further align the interests of the executives and Entergy Corporation’s shareholders by directly tying the value of the equity awards granted to executives under these programs to the performance of Entergy Corporation’s stock price and total shareholder return.

2013 Incentive Pay Outcomes

Pay outcomes for the Named Executive Officers during 2013 demonstrated the application of this pay- for-performance philosophy.

Annual Incentive Plan Awards

Awards under the Annual Incentive Plan are tied to operational financial performance through the Entergy Achievement Multiplier, which is the performance metric used to determine the funding of awards under the plan. For 2013, the Entergy Achievement Multiplier was determined based in equal part on the success in achieving earnings per share and operating cash flow goals. These goals were set at the beginning of the year based on Entergy Corporation’s financial plan and the Board’s overall goals for Entergy Corporation and were consistent with its published earnings guidance.

For 2013, the Personnel Committee, based on the recommendation of the Finance Committee, determined that management exceeded its earnings per share goal of $5.00 per share by $0.36 per share and met its operating cash flow goal of $3.25 billion, in each case based on operational earnings and operating cash flow, which excluded from as-reported results special items relating to Entergy Corporation’s decision to close the Vermont Yankee Nuclear Power Station and a related settlement reached with the State of Vermont in 2013, the implementation of the human capital management strategic initiative, and Entergy Corporation’s proposed spin-merge transaction with ITC Holdings Corp. (the “ITC Transaction”). The Personnel Committee evaluated each of these adjustments to as-reported results and concluded that they were appropriate in light of management’s performance with respect to these matters and the Committee’s view that, in general, management’s performance for purposes of determining Annual Incentive Plan awards should be measured against operational financial results, since operational results form the basis for Entergy Corporation’s financial plan and guidance to investors and are the primary basis on which its financial performance is evaluated by investors.

Based on this performance and the recommendation of the Finance Committee, the Personnel Committee certified an Entergy Achievement Multiplier of 136% for 2013, consistent with the strong financial results achieved by Entergy Corporation despite the significant challenges posed in 2013, including continued low wholesale power prices and financial and regulatory challenges and uncertainty related to Entergy Corporation’s wholesale nuclear plants. In reaching this decision, the Committee also took into account management's performance in relation to a number of strategic initiatives and decisions undertaken in 2013, including the successful integration of the transmission systems owned by Entergy Corporation’s utility operating companies into MISO, the decision to close the Vermont

Yankee Nuclear Power Station and related settlement agreement with the State of Vermont, the development and implementation of the human capital management initiative, and management’s unsuccessful effort to complete the ITC Transaction. This resulted in payouts to the executive officers, including Entergy Corporation’s Chief Executive Officer, under the Annual Incentive Plan at 136% of target, which the Personnel Committee considered to be appropriate in light of Entergy Corporation’s financial performance for the year and management’s performance on the matters discussed above.

Long-Term Performance Unit Program Payouts

Under the Long-Term Performance Unit Program, a substantial portion of targeted executive officer pay is tied directly to Entergy’s relative total shareholder return. Under this program, performance is measured over a three-year period by assessing Entergy Corporation’s total shareholder return in relation to the total shareholder return of the companies included in the Philadelphia Utility Index, with payouts based solely on relative performance. Performance is measured based on relative total shareholder return because it encourages the executives to deliver superior shareholder value in relation to Entergy Corporation’s peers and rewards not just stock price appreciation, but also the ability to deliver significant dividends to shareholders.

Although Entergy Corporation’s total shareholder return improved in 2013 both on an absolute basis and in relation to its peers, Entergy Corporation’s total shareholder return for the 2011 through 2013 performance period was in the bottom quartile of the Philadelphia Utility Index, which resulted in a zero payout for the performance units granted in 2011 for all of the Named Executive Officers. This compares with a grant date target opportunity of $1,111,023 for Entergy Corporation’s Chief Executive Officer and grant date payout opportunities ranging from $243,224 to $544,393 for the other Named Executive Officers for this performance period.

Establishing Executive Compensation

Pay for Performance Philosophy

Entergy Corporation’s executive compensation programs are based on a philosophy of pay-for-performance that is embodied in the design of the annual and long-term incentive plans. The annual incentive plan incentivizes and rewards the achievement of operational financial metrics that are deemed by the Personnel Committee to be consistent with the overall goals and strategic direction that the Board has set. The long-term incentive programs further align the interests of executives and Entergy Corporation’s shareholders by directly tying the value of the equity awards granted to executives under these programs to the performance of Entergy Corporation’s stock price and total shareholder return. Entergy Corporation believes the executive pay programs described in this section and in the accompanying tables have played a material role in the ability to drive strong financial and operational results and to attract and retain a highly experienced and successful management team.

The Starting Point

To develop a competitive compensation program, the Personnel Committee annually reviews compensation data from two sources:

Survey Data

The Committee uses published and private compensation survey data to develop marketplace compensation levels for the executive officers. The data, which is compiled by the Committee’s independent compensation consultant, compares the current compensation opportunities provided to each of the executive officers against the compensation opportunities provided to executives holding similar positions at companies with corporate revenues similar to Entergy Corporation’s. For non-industry specific positions such as a chief financial officer, the Committee reviews general industry data for total cash compensation (base salary and annual incentive). For management positions that are industry-specific such as Group President, Utility Operations, the Committee reviews data from utility companies for total cash compensation. However, for long-term incentives, all positions are reviewed relative to utility market data. The survey data reviewed by the Committee covers hundreds of companies across a broad range of industries and over 60 investor-owned utility companies in the utility sector. In evaluating compensation levels against the survey data, the Committee considers only the aggregated survey data. The identities of the companies participating in compensation survey data are not disclosed to, or considered by, the Committee in its decision-making process and, thus, are not considered material by the Committee.

The Committee uses this survey data to develop compensation opportunities that are designed to deliver total target compensation at approximately the 50th percentile of the surveyed companies. The survey data are the primary data used for purposes of determining target compensation. As a result, Mr. Denault, Entergy Corporation’s Chief Executive Officer, is compensated at a higher level than Entergy Corporation’s other Named Executive Officers, reflecting market practices that compensate chief executive officers at greater potential compensation levels with more “pay at risk” than other named executive officers, due to the greater responsibilities and accountability required of a Chief Executive Officer. In most cases, the Committee considers its objectives to have been met if Entergy Corporation’s Chief Executive Officer and the eight (8) other executive officers (including all of the Named Executive Officers) who constitute what is referred to as the Office of the Chief Executive each have a target compensation opportunity that falls within the range of 85% - 115% of the 50th percentile of the survey data. Promoted officers or officers who are new to their roles may be transitioned into the targeted market range over time. Actual compensation received by an individual officer may be above or below the targeted range based on an individual officer’s skills, performance, experience and responsibilities, corporate performance and internal pay equity. For 2013, the total target compensation of each of the Named Executive Officers fell within the targeted range except for three officers whose total target compensation fell below the targeted range and another officer whose total targeted compensation was set above the targeted range, based on the Committee’s assessment of his skills, performance, experience and responsibilities and internal pay equity.

Proxy Analysis

Although the survey data described above is the primary data used in determining compensation, the Committee reviews data derived from the proxy statements of companies included in the Philadelphia Utility Index as an additional point of comparison. The proxy data are used to compare the compensation levels of the Named Executive Officers with the compensation levels of the corresponding top five highest paid executive officers of the companies included in the Philadelphia Utility Index, as reported in their proxy statements, based on pay rank and without regard to roles and responsibilities except with respect to the Chief Executive Officer and Chief Financial Officer, for whom comparable roles are used. The Personnel Committee uses this analysis to evaluate the overall reasonableness of Entergy Corporation's compensation programs. The following companies were included in the Philadelphia Utility Index at the time the proxy data was compiled:

•	AES Corporation	•	El Paso International
•	Ameren Corporation	•	Exelon Corporation
•	American Electric Power Co. Inc.	•	FirstEnergy Corporation
•	CenterPoint Energy Inc.	•	NextEra Energy
•	Consolidated Edison Inc.	•	Northeast Utilities
•	Covanta Holding Corporation	•	PGE Corporation
•	Dominion Resources Inc.	•	Public Service Enterprise Group, Inc.
•	DTE Energy Company	•	Southern Company
•	Duke Energy Corporation	•	Xcel Energy
•	Edison International

Executive Compensation Elements

The following table lists the elements of target direct compensation for the 2013 executive compensation program. The program uses a mix of fixed and variable compensation elements and provides alignment with both short- and long-term business goals through annual and long-term incentives. Incentives are designed to drive overall corporate performance, specific business unit strategies, and individual performance using performance and operational measures the Committee believes correlate to shareholder value and align with Entergy Corporation’s strategic vision and operating priorities. The Committee establishes the performance measures and ranges of performance for the variable compensation elements. An individual's award is based primarily on corporate performance, market-based compensation levels, and individual performance.

Element	Key Characteristics	Why This Element Is Paid	How This Amount Is Determined
Base Salary	Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	Provides a base level of competitive cash compensation for executive talent.	Experience, job scope, market data, individual performance, and internal pay equity.
Annual Incentive Awards	Variable compensation component payable in cash based on performance against goals established annually.	Motivate and reward executives for performance on key financial and operational measures during the year.	Target opportunity based on job scope, market data, and internal equity. Actual awards based on performance tied to two measures: Earnings Per Share Operating Cash Flow
Stock Options	Non-qualified stock options that expire in ten years and become exercisable over three years - 33 1/3% on each anniversary of the grant date.
Coupled with restricted stock awards, align the interests of executives with Entergy Corporation's long-term shareholder value, provide competitive compensation, retain executive talent, and increase the executive officers’ ownership in Entergy Corporation common stock.
Job scope, market data, internal equity, individual performance, and Entergy Corporation’s performance.
Restricted Stock Awards	Restricted stock awards vest over three-year years - 33 1/3% on each anniversary of the grant date, have voting rights and accrue dividends during the vesting period.
Coupled with stock options, align the interests of executives with Entergy Corporation's long-term shareholder value, provide competitive compensation, retain executive talent, and increase the executive officers’ ownership in Entergy Corporation common stock.
Job scope, market data, individual performance, and Entergy Corporation’s performance.
Long-Term Performance Unit Program
Each performance unit equals the value of one share of Entergy Corporation common stock at the end of a three-year performance period. Each unit also earns the equivalent of the dividends paid during the performance period. Beginning with the 2012-2014 performance period, performance units granted under the Long-Term Performance Unit Program will be settled in shares of Entergy Corporation common stock rather than in cash.
		Focuses the executive officers on building shareholder value and increase the executive officers’ ownership in Entergy Corporation common stock.	Entergy Corporation’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index.

Short-Term Compensation

The Personnel Committee determines the base salaries for all of the Named Executive Officers who are members of the Office of the Chief Executive based on competitive compensation data, performance considerations, and advice provided by the Committee’s independent compensation consultant. For the other Named Executive Officers, their salaries are established by their supervisors using the same criteria. The Committee also uses internal pay equity; however, the Committee has not established any predetermined formula against which the base salary of one Named Executive Officer is measured against another officer or employee.

In 2013, all of the Named Executive Officers received merit increases in their base salaries in the range of 2.0 to 5.8 percent, except for Messrs. Denault, Marsh, Forbes, May and Mohl. These increases in base salary were made in light of current economic conditions and the projected growth in executive salaries in 2013 based on general industry surveys obtained from human resources consulting firms, as well as, an internal pay equity comparison. The salary increases shown for Messrs. Denault, Forbes, Marsh, May and Mohl from 2012 to 2013 were determined in conjunction with their promotion to new positions assumed in 2013. The Committee determined the compensation levels for each of these officers using competitive compensation data provided by its independent compensation consultant. The Committee also considered their previous compensation levels and the compensation paid to their predecessors. In determining the 2013 base salaries, the Committee sought to position the compensation for each officer, other than Mr. Mohl and Mr. May, at below market levels with the intent of transitioning them to market-competitive levels over time. Mr. Mohl’s salary was established, in consultation with the independent compensation consultant, to reflect his unique responsibilities and accountability as President of the wholesale commodities business.

The following table sets forth the 2012 and 2013 base salaries for the Named Executive Officers. Changes in base salaries were effective either upon the date of the officers’ promotion or in April of the years shown, for those who received merit increases.

Named Executive Officer	2012 Base Salary	2013 Base Salary
Leo P. Denault	$674,856	$1,085,000
Jeffry S. Forbes	$450,000	$550,000
Andrew S. Marsh	$301,378	$500,000
Roderick K. West	$589,160	$612,726
Haley R. Fisackerly	$288,950	$296,174
Phillip R. May, Jr.	$259,450	$330,000
Hugh T. McDonald	$336,800	$345,220
William M. Mohl	$342,250	$560,000
Alyson M. Mount	$280,000	$286,700
Sallie T. Rainer	$275,000	$291,000
Charles L. Rice, Jr.	$252,100	$257,144

Annual Incentive Plan

Performance-based incentives are included in the Named Executive Officers’ compensation packages because Entergy Corporation believes performance-based incentives encourage the Named Executive Officers to pursue objectives consistent with the overall goals and strategic direction that the Board has set for Entergy Corporation. Annual incentive plans are commonly used by companies in a variety of industry sectors to compensate their executive officers for achieving financial and operational goals.

Under the Annual Incentive Plan, a performance metric known as the Entergy Achievement Multiplier is used to determine the percentage of target annual plan opportunities that will be paid each year to each Named Executive Officer, subject to adjustment based on individual performance.

Each year the Personnel Committee reviews the performance measures used to determine the Entergy Achievement Multiplier. In December 2012, the Personnel Committee decided to retain for 2013 the performance measures used for determining the 2012 Entergy Achievement Multiplier. These measures were consolidated earnings per share and operating cash flow, with each measure weighted equally. The Committee selected these performance measures because:

•	earnings per share and operating cash flow have both a correlative and causal relationship with shareholder value over the long-term;

•	earnings per share and operating cash flow targets are aligned with externally-communicated goals; and

•	earnings per share and operating cash flow results are readily available in earning releases and SEC filings.

In addition, these measures are used by a number of other companies, including the companies in the Philadelphia Utility Index, as components of their incentive programs.

The Committee sets minimum, target and maximum achievement levels under the Annual Incentive Plan. There is no payout for performance at or below the minimum achievement level, the payout for performance at target is 100% of the target payout, and the payout for performance at or above the maximum achievement level is 200% of target. Payouts for performance between minimum and target achievement levels and between target and maximum levels are calculated using straight-line interpolation. In general, the Committee seeks to establish target achievement levels such that the relative difficulty of achieving the target level is consistent from year to year.

In January 2013, the Committee determined the Annual Incentive Plan targets to be used for purposes of determining annual bonuses for 2013. The Committee’s determination of the target levels was made after a full review by Entergy Corporation’s Board of Directors of management’s 2013 financial plan for Entergy Corporation and upon the recommendation of the Finance Committee. In setting the target levels, the Committee confirmed that the established targets aligned with Entergy Corporation’s anticipated 2013 financial performance as reflected in the financial plan and Entergy Corporation’s published earnings guidance. In keeping with its past practice, the Committee also determined that for purposes of measuring performance against such targets, the Committee would exclude the effect on as-reported results of activities associated with Entergy Corporation’s planned ITC Transaction, since that was a known special item that would be excluded in determining operational results, and the effect of any major storms that may occur during the year. The Committee therefore established the following targets for purposes of measuring management performance, in each case excluding the effect of activities associated with the ITC Transaction.

	Minimum	Target	Maximum
Earnings Per Share ($)	$4.50	$5.00	$5.50
Operating Cash Flow ($ billion)	$2.840	$3.250	$3.660
Payout Level	0%	100%	200%

In 2013 in connection with their promotions, the Personnel Committee increased the 2013 target awards for incentives to be paid for 2013 under the Annual Incentive Plan for Messrs. Denault, Forbes, Marsh, May, and Mohl as follows: Mr. Denault’s increased from 70% to 120% of his base salary, Mr. Marsh’s increased from 40% to 70%, Mr. Mohl’s and Mr. Forbes’ increased from 60% to 70% of their base salaries and Mr. May’s increased from 40% to 60% of his base salary. The target awards established for these officers were comparable to the target awards historically set for these positions and levels of responsibility.

In December 2012, the target awards for incentives to be paid for 2013 under the Annual Incentive Plan for the other Named Executive Officers were set as follows: Haley Fisackerly (40%); Hugh T. McDonald (50%); Alyson M. Mount, (60%); Sallie T. Rainer (40%); Charles L. Rice, Jr. (40%); and Roderick K. West (70%).

The target awards for the Named Executive Officers (other than Entergy Corporation named executive officers) were set by their respective supervisors (subject to ultimate approval of Entergy’s Corporation's Chief Executive

Officer) who allocated a potential incentive pool established by the Personnel Committee among various of their direct and indirect reports.

Target awards are set based on an executive officer’s position and executive management level within the Entergy organization. Executive management levels at Entergy range from Level 1 through Level 4. At December 31, 2013, Mr. Denault held a Level 1 position, Messrs. Forbes, Marsh, Mohl and West held positions in Level 2, Ms. Mount and Mr. May held Level 3 positions, and the remaining Named Executive Officers held positions in Level 4. Accordingly, their respective incentive targets differ one from another based on the external market data developed by the Committee’s independent compensation consultant and the other factors noted above.

In January 2014, the Finance and Personnel Committees reviewed Entergy Corporation’s financial results against the performance objectives reflected in the table above. Based on the Finance Committee’s recommendation, the Personnel Committee determined that for 2013, management exceeded its earnings per share goal of $5.00 per share by $0.36 per share and met its operating cash flow goal of $3.25 billion, in each case based on operational earnings and operating cash flow, which excluded from as-reported results special items recorded for (i) an impairment and other expenses associated with the planned closure of the Vermont Yankee Nuclear Power Station and the related settlement agreement reached with the State of Vermont in 2013, (ii) expenses for the implementation of the human capital management strategic initiative in 2013, and (iii) costs associated with Entergy Corporation’s proposed spin-merge transaction with the ITC Transaction, offset by a related tax benefit. The adjustment to as-reported results for costs associated with the ITC Transaction had been identified as a special item at the time the goals were set, but the other special items had arisen during the year. The Committee evaluated each of these adjustments to as-reported results and concluded that they were appropriate in light of the Committee’s view that, in general, management’s performance for purposes of determining Annual Incentive Plan awards should be measured against operational financial results, since operational results form the basis for Entergy Corporation’s financial plan and guidance to investors and are the primary basis on which Entergy Corporation’s financial performance is evaluated by investors.

Based on this performance, and the recommendation of the Finance Committee, the Personnel Committee certified an Entergy Achievement Multiplier of 136% for 2013, consistent with the strong financial results achieved by Entergy Corporation, despite the significant challenges posed in 2013, including continued low wholesale power prices and regulatory challenges and uncertainty related to Entergy Corporation’s wholesale nuclear plants. In reaching this decision, the Committee also took into account management's performance in relation to a number of strategic initiatives and decisions undertaken in 2013, including the successful integration of the transmission systems owned by Entergy Corporation’s utility operating companies into MISO, the decision to close the Vermont Yankee Nuclear Power Station and related settlement agreement with the State of Vermont, the development and implementation of the human capital management initiative, and management’s unsuccessful effort to complete the ITC Transaction. This compares with an Entergy Achievement Multiplier of 104% and a payout to members of the Office of Chief Executive of 95% of target for 2012, when Entergy Corporation exceeded its earnings per share target by a smaller margin and fell short of its operating cash flow goal and the Personnel Committee reduced the awards paid to reflect management’s failure to meet the Committee’s expectations with respect to employee safety.

After the Entergy Achievement Multiplier was established to determine overall funding for the Annual Incentive Plan, Entergy Corporation’s Chief Executive Officer allocated incentive award funding to the business units based on their business unit results (referred to as the “line of business multiplier”). Individual awards were determined based on the line of business multiplier as well as individual officer performance.

The following table shows the Annual Incentive Plan payments as a percentage of base salary for 2013, as well as the incentive awards paid to each Named Executive Officer for 2013.

Named Executive Officer	Base Salary	Target as Percentage of Base Salary	Payout as Percentage of Base Salary	2013 Annual Incentive Award
Leo P. Denault	$1,085,000	120%	163%	$1,770,720
Jeffrey D. Forbes	$550,000	70%	95%	$523,600
Andrew S. Marsh	$500,000	70%	95%	$476,000
Roderick K. West	$612,726	70%	95%	$583,315
Haley R. Fisackerly	$296,174	40%	48%	$142,368
Phillip R. May, Jr.	$330,000	60%	72%	$238,223
Hugh T. McDonald	$345,220	50%	56%	$191,562
William M. Mohl	$560,000	70%	95%	$533,120
Alyson M. Mount	$286,700	60%	86%	$245,000
Sallie T. Rainer	$291,000	40%	48%	$140,184
Charles L. Rice, Jr.	$257,144	40%	44%	$112,446

Nuclear Retention Plan

Mr. Forbes participates in the Entergy Nuclear Retention Plan, a special retention plan for officers and other leaders with special expertise in the nuclear industry. The Committee authorized this plan to attract and retain key management and employee talent in the nuclear power field, a field that requires unique technical and other expertise that is in great demand in the utility industry. The plan provides for bonuses to be paid annually over a three-year employment period with the bonus opportunity dependent on the participant’s management level and continued employment. Each annual payment is equal to an amount ranging from 15% to 30% of the employee’s base salary as of their date of enrollment in the Plan. In the case of Mr. Forbes, the annual cash bonus was fixed at 30% of his base salary as of January 1, 2011 for the 2011 through 2013 plan cycle. Under the plan, Mr. Forbes therefore received, in January 2013, a cash bonus equal to 30% of his January 1, 2011 base salary of $358,750. Mr. Forbes received his final payout for the 2011 through 2013 plan cycle in January 2014.

Mr. Forbes’ participation in the plan was renewed in January 2014 for a three-year period beginning on January 1, 2014, in recognition of the value Entergy Corporation places on Mr. Forbes as a member of Entergy Corporation’s senior management team and his extensive experience in the nuclear industry, and to keep his pay competitive. In accordance with the terms and conditions of the Nuclear Retention Plan, in January 2015, 2016 and 2017, Mr. Forbes will receive a cash bonus equal to 30% of his base salary as of January 1, 2014. The three year period covered and percentage of base salary paid to Mr. Forbes under the plan are consistent with the terms of participation of other senior executive officers who participate in this plan.

Long-Term Incentive Compensation

The goal for the long-term incentive compensation is to focus the executive officers on building shareholder value and to increase the executive officers’ ownership of Entergy Corporation common stock. In the long-term incentive compensation programs, Entergy Corporation uses a mix of performance units, restricted stock and stock options. Performance units reward the Named Executive Officers on the basis of total shareholder return, which is a measure of stock price appreciation and dividend payments, in relation to the companies in the Philadelphia Utility Index. Restricted stock ties the executive officers’ long-term financial interest to the long-term financial interests of Entergy Corporation’s shareholders. Stock options provide a direct incentive to increase the price of Entergy Corporation’s common stock. In general, Entergy Corporation seeks to allocate the total value of long-term incentive compensation 60% to performance units and 40% to a combination of stock options and restricted stock, equally divided in value, all based on their grant date fair values. Allocations for individual Named Executive Officers may vary from this target as a result of individual performance, promotions and internal pay equity.

All of the performance units, shares of restricted stock and stock options granted to the Named Executive Officers in 2013 were awarded under the 2011 Equity Ownership Plan. All equity awards granted under the equity ownership plans require both a change in control and an involuntary job loss or substantial diminution of duties (a “double trigger”) for the acceleration of these awards upon a change in control.

Performance Unit Program

Performance unit awards are issued to the Named Executive Officers under the Long-Term Performance Unit Program. Each performance unit represents the value of one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period. The Personnel Committee sets payout opportunities for the program at the outset of each performance period, and the program is structured to reward Named Executive Officers only if performance goals set by the Personnel Committee are met. The Personnel Committee has no discretion to make awards if minimum performance goals are not achieved.

Beginning with the 2012-2014 performance period, upon vesting, the performance units granted under the Long-Term Performance Unit Program will be settled in shares of Entergy Corporation common stock rather than cash. Accrued dividends on any shares earned during the performance period will also be will be paid in shares of Entergy Corporation common stock at the end of the performance period if earned. All shares paid out under the Long-Term Performance Unit Program will be required to be retained by the officers until applicable executive stock ownership requirements are met. The form of payment was modified from a cash-settled award to a stock-settled award to align the method of payment with market practice and to encourage the executives to own shares of Entergy Corporation common stock.

The Long-Term Performance Unit Program specifies a minimum, target and maximum achievement level. Performance is measured by assessing Entergy’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index. The Personnel Committee identified the Philadelphia Utility Index as the industry peer group for total shareholder return performance because the companies included in this index, in the aggregate, approximate Entergy Corporation in terms of business and scale. The Personnel Committee chose relative total shareholder return as a measure of performance because it reflects Entergy Corporation’s creation of shareholder value relative to other electric utilities over the performance period. It also takes into account dividends paid by the companies in this index and normalizes certain events that affect the industry as a whole. Minimum, target and maximum performance levels are determined by reference to the percentile ranking of Entergy’s total shareholder return against the total shareholder return of the companies in the Philadelphia Utility Index. At any given time, a participant in the Long-Term Performance Unit Program may be participating in up to three performance periods. Currently, participants are participating in the 2012-2014, the 2013-2015 and the 2014-2016 performance periods.

2013-2015 Performance Unit Program Grants. Subject to achievement of performance levels, the Personnel Committee established the following target performance unit payout opportunities for the 2013-2015 performance period:

•	37,156 performance units for Mr. Denault;

•	7,472 performance units for Mr. Forbes and Mr. Mohl;

•	7,442 performance units for Mr. Marsh;

•	7,600 performance units for Mr. West;

•	2,969 performance units for Mr. May;

•	3,000 performance units for Ms. Mount;

•	1.900 performance units for Mr. Fisackerly, Mr. McDonald, Ms. Rainer and Mr. Rice.

The range of potential payouts under the program is shown below. Each Named Executive Officer received a larger number of performance units than were granted to officers at their respective levels in 2012 to reflect the lower stock price at the time of the award as compared to 2012 and an increase in targeted long-term value required to result in awards approximating the 50th percentile of the corporate market data. The target awards for Messrs. Denault, Forbes, Marsh, May, and Mohl include target awards established in January 2013, plus, pursuant to the terms of the program, prorated awards received in connection with their promotions in 2013.

Performance Level	Minimum	Target	Maximum
Total Shareholder Return	25th percentile	50th percentile	75th percentile
Payouts	25% of target	100% of target	200% of Target

There is no payout for performance below the 25th percentile. Payouts between minimum and target and target and maximum are calculated using straight-line interpolation.

     Payout for the 2011-2013 Performance Period. For the 2011-2013 performance period, the approved target performance unit payout opportunities were:

•	12,041 performance units for Mr. Denault;

•	2,636 performance units for Mr. Marsh;

•	3,539 performance units for Mr. Forbes and Mr. Mohl;

•	5,900 performance units for Mr. West;

•	1,597 performance units for Mr. May;

•	1,319 performance units for Ms. Mount;

•	1,200 performance units for Mr. Fisackerly and Mr. McDonald;

•	633 performance units for Ms. Rainer; and

•	1,200 performance units for Mr. Rice.

The target awards for Messrs. Denault, Forbes, Marsh, May, and Mohl include target awards established in January 2011 plus, pursuant to the terms of the program, pro-rated awards received in connection with their promotions in 2013.

Performance Level	Minimum	Target	Maximum
Total Shareholder Return	25th percentile	50th percentile	75th percentile
Payouts	10% of target	100% of target	250% of Target

In January 2014, the Committee assessed Entergy Corporation’s total shareholder return for the 2011-2013 performance period in order to determine the actual number of performance units to be paid to Long Term Performance Unit Program participants for the 2011-2013 performance period. The Committee compared Entergy Corporation’s total shareholder return against the total shareholder return of the companies that comprise the Philadelphia Utility Index. Based on this comparison, as recommended by the Finance Committee, the Personnel Committee concluded that Entergy Corporation’s performance for the 2011-2013 performance period ranked in the bottom quartile, resulting in a zero payout for the 2011-2013 performance period.

Stock Options and Restricted Stock

Stock options and restricted stock are granted as part of the long-term incentive awards to the executive officers.

As previously discussed, the Personnel Committee considers several factors in determining the number of stock options and shares of restricted stock it will grant to the Named Executive Officers, including individual performance, prevailing market practice, targeted long-term valued created by the use of stock options and restricted stock, and the potential dilutive effect of stock option and restricted stock grants. The Committee’s assessment of individual performance of each Named Executive Officer is the most important factor in determining the number of shares of restricted stock and stock options awarded except with respect to Entergy Corporation’s Chief Executive Officer, for whom comparative market data is the most important factor. The Committee, in consultation with Entergy Corporation’s Chief Executive Officer, reviews each other Named Executive Officer’s performance, role and responsibilities, strengths and developmental opportunities. Stock option and restricted stock awards for Entergy Corporation’s Chief Executive Officer are determined solely by the Personnel Committee on the basis of the same considerations. For all equity awards, the Committee also considers Entergy Corporation’s significant achievements of the prior year.

The following table sets forth the number of stock options and shares of restricted stock granted to each Named Executive Officer in 2013. The exercise price for each option was $64.60, which was the closing price of Entergy’s common stock on the date of grant.

Named Executive Officer	Stock Options	Shares of Restricted Stock
Leo P. Denault	50,000	6,000
Jeffrey S. Forbes	22,500	2,800
Andrew S. Marsh	32,000	4,000
Roderick K. West	40,000	5,000
Haley R. Fisackerly	6,000	1,400
Phillip R. May, Jr.	6,000	1,400
Hugh T. McDonald	6,000	1,400
William M. Mohl	32,000	4,000
Alyson M. Mount	8,900	1,800
Sallie T. Rainer	5,800	1,400
Charles L. Rice, Jr.	5,000	1,200

Stock Options. Under the equity plans, all stock options must have an exercise price equal to the fair market value of Entergy Corporation’s common stock on the date of grant. The equity ownership plans prohibit the repricing of “underwater” stock options without shareholder approval.

A formal policy has not been adopted regarding the granting of options at times when Entergy Corporation is in possession of material non-public information. However, Entergy Corporation generally grants options to Named Executive Officers only during the month of January in connection with annual executive compensation decisions.

Restricted Stock. Upon vesting, shares of Entergy Corporation common stock will be distributed along with the dividends that have accrued on the vested shares. Entergy Corporation believes the use of restricted stock enhances retention, mitigates the burn rate and, in conjunction with stock ownership requirements, assists in building executive ownership of Entergy Corporation common stock.

For additional information regarding stock options and shares of restricted stock awarded in 2013 to each of the Named Executive Officers, see the 2013 Grants of Plan-Based Awards table.

Restricted Units

Restricted units granted under the 2011 Equity Ownership Plan represent phantom shares of Entergy Corporation common stock (i.e., non-stock interests that have an economic value equivalent to a share of Entergy Corporation’s common stock). Restricted units are occasionally granted for retention purposes, to offset forfeited compensation from a previous employer or for other limited purposes. If all conditions of the grant are satisfied, restrictions on the restricted units lift at the end of the restricted period, and a cash equivalent value of the restricted units is paid. The settlement price is equal to the number of restricted units multiplied by the closing price of Entergy Corporation common stock on the date restrictions lift. Restricted units are not entitled to dividends or voting rights. Restricted units are generally time-based awards for which restrictions lift, subject to continued employment, generally over a two- to five-year period.

In January 2013, the Committee granted Mr. Forbes 8,000 restricted units and in May 2013, the Committee granted Mr. West 21,000 restricted units. The Committee granted the restricted units to Mr. Forbes to encourage the retention of his leadership in light of the numerous strategic challenges facing Entergy Corporation’s nuclear fleet. Mr. West’s award was made in recognition of Mr. West’s senior leadership role with Entergy Corporation and to ensure a successful transition in light of the leadership changes made in 2013. In determining the size of the grant, the Committee consulted its independent consultant to confirm that the grant was consistent with market practices. The Committee also noted, based on the advice of its independent consultant, that such grants are a commonly used technique for retention purposes.

Mr. Forbes’ restricted units will vest in one installment on January 2, 2016 and Mr. West’s restricted units will vest in one installment on May 1, 2018. On the respective vesting dates, Entergy Corporation will pay to Mr. Forbes and Mr. West, subject to payment of withholding taxes, a cash amount equal to the closing price of a share of Entergy Corporation common stock on that date multiplied by the number of units subject to their awards. Upon a termination of employment without cause or upon termination of employment by Mr. Forbes or Mr. West with good reason within 24 months following a change in control, Mr. Forbes’ and Mr. West’s restricted units may vest on an earlier date.

Benefits, Perquisites, Agreements and Post-Termination Plans

Pension Plan, Pension Equalization Plan and System Executive Retirement Plan

Retirement Plans

The Named Executive Officers participate in an Entergy Corporation-sponsored tax qualified final average pay defined benefit pension plan that covers a broad group of employees. In addition, each Named Executive Officer participates in the Pension Equalization Plan, a non-qualified restoration plan, and the System Executive Retirement Plan, a non-qualified supplemental retirement plan. Both plans are sponsored by Entergy Corporation. Under the terms of the Pension Equalization Plan and System Executive Retirement Plan, an employee participating in both plans is eligible to receive only the greater of the two benefits computed in accordance with the terms of, and conditions of each plan.

The Committee believes that these plans have been an important part of the executive compensation programs because they have assisted in the recruitment of top talent in the competitive market, as these types of supplemental plans have typically been found historically in companies of similar size to Entergy Corporation and in its industry. These plans serve a critically important role in the retention of senior executives, as benefits from these plans generally increase for each year that these executives remain employed by us. The plans thereby have encouraged the most senior executives to remain employed by us and continue their work on behalf of Entergy Corporation’s shareholders. See the 2013 Pension Benefits Table for additional information regarding the operation of the plans described under this caption.

Savings Plan

The Named Executive Officers are eligible to participate in an Entergy Corporation-sponsored Savings Plan that covers a broad group of employees. The Savings Plan is a tax-qualified retirement savings plan, wherein total combined before-tax and after-tax contributions may not exceed 30% of a participant’s base salary up to certain contribution limits defined by law. In addition, under the Savings Plan, the participant’s employer matches an amount equal to seventy cents for each dollar contributed by participating employees, including the Named Executive Officers, with respect to the first six percent of their eligible earnings under the plan for that pay period. For employees hired or rehired on or after July 1, 2014 who are not eligible to participate in the final average pay defined benefit pension, but instead will participate in a new cash balance defined benefit pension plan, the Entergy System employer matching contribution will be one dollar for each dollar contributed by the employee with respect to the first six percent of the eligible earnings for each pay period. The Savings Plan is maintained for employees, including the Named Executive Officers to encourage employees to save some percentage of their cash compensation for their eventual retirement. The Savings Plan permits employees to make such savings in a manner that is relatively tax efficient. Entergy Corporation believes this type of savings plan is also a critical element in attracting and retaining talent in a competitive market.

Retirement Plan Changes

During 2013, after reviewing comparative market data, the Personnel Committee approved certain changes to Entergy Corporation’s retirement plans and policies to better align them with emerging market practice. As a result of these changes, employees who are hired or rehired on or after July 1, 2014 will no longer be eligible to participate in Entergy Corporation’s tax qualified final average pay defined benefit pension plan and instead will participate in a new cash balance pension plan and will receive an enhanced employer matching contribution under Entergy Corporation’s Savings Plan, as described above. In addition, in January 2014, the Committee authorized management to (i) amend the Supplemental Executive Retirement Plan to provide that as of July 1, 2014, the plan will be closed to new participants, including employees hired or promoted to an officer-level position on or after July 1, 2014, (ii) amend the Pension Equalization Plan to provide that participants in the new cash balance pension plan will not be eligible to participate in such plan and instead may be eligible to participate in a new cash balance restoration plan, and (iii) amend the Pension Equalization Plan and, as necessary, all other non-qualified plans sponsored by Entergy Corporation to provide that supplemental credited service will no longer be granted under any such plans to new executive officers.

Executive Deferred Compensation Plan

The Named Executive Officers are eligible to defer up to 100% of their Annual Incentive Plan awards into either or both Entergy Corporation-sponsored Executive Deferred Compensation Plan and the equity plan. In addition, they are eligible to defer up to 100% of their base salary into the Executive Deferred Compensation Plan. Entergy Corporation believes that providing this benefit is important as a retention and recruitment tool because many, if not all, of the companies with which Entergy Corporation competes for executive talent provide a similar arrangement to their senior executive officers. See the 2013 Non-qualified Deferred Compensation discussion for additional information regarding the operation of the Executive Deferred Compensation Plan.

Health & Welfare Benefits

The Named Executive Officers are eligible to participate in various health and welfare benefits available to a broad group of employees. These benefits include medical, dental and vision coverage, life and accidental death and dismemberment insurance, business travel accident insurance, and long-term disability insurance. Eligibility, coverage levels, potential employee contributions, and other plan design features are the same for the Named Executive Officers as for the broad employee population.

Executive Disability Plan

All of the executive officers, including the Named Executive Officers, are eligible to participate in the Executive Disability Plan of Entergy Corporation and Subsidiaries. Individuals who elect to participate in this plan and become disabled under the terms of the plan are eligible for 65% of the difference between their base salary and $276,923 (i.e. the base salary that produces the maximum $15,000 monthly disability payment under Entergy Corporation’s general long-term disability plan).

Perquisites

Named Executive Officers are provided with a limited number of perquisites and other personal benefits as part of providing a competitive executive compensation program and for employee retention. The Personnel Committee reviews all perquisites, including the personal use of corporate aircraft, on an annual basis. In 2013, the Named Executive Officers were offered: corporate aircraft usage, relocation assistance, annual physical exams, and event tickets. Certain of the Named Executive Officers, who are not members of the Office of the Chief Executive, were provided in 2013 with club dues and tax gross up payments on some perquisites. For security and business convenience reasons, Entergy Corporation’s Chief Executive Officer is permitted to use its corporate aircraft at the expense of Entergy Corporation for personal use. The other Named Executive Officers may use corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer. From time to time, tickets to cultural and sporting events are made available to employees, including the Named Executive Officers, for business purposes. If not utilized for business purposes, the tickets are made available to employees, including the Named Executive Officers, for personal use. Relocation benefits provided to the executive officers, including tax gross-up payments on this benefit, are similar in nature and amount to those provided to all eligible employees. For additional information regarding perquisites, see the “All Other Compensation” column in the Summary Compensation Table.

Retention Agreements and other Compensation Arrangements

The Committee believes that retention and transitional compensation arrangements are an important part of overall compensation. The Committee believes that these arrangements help to secure the continued employment and dedication of the Named Executive Officers, notwithstanding any concern that they might have at the time of a change in control regarding their own continued employment. In addition, the Committee believes that these arrangements are important as recruitment and retention devices, as all or nearly all of the companies with which Entergy Corporation competes for executive talent have similar arrangements in place for their senior employees.

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan under which each of the Named Executive Officers is entitled to receive “change in control” payments and benefits if such officer’s employment is involuntarily terminated in connection with a change in control. Severance payments under the System Executive Continuity Plan are based on a multiple of the sum of an executive officer’s annual base salary plus his or her average Annual Incentive Plan award at target for the two fiscal years immediately preceding the fiscal year in which the termination of employment occurs. Under no circumstances can this multiple exceed 2.99 times the sum of (a) the executive officer’s annual base salary as in effect at any time within one year prior to the commencement of a change in control period or if higher, immediately prior to a circumstance constituting good reason plus (b) his or her annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the officer’s termination occurs, or if higher the annual incentive award actually received under the Annual Incentive Plan for the fiscal year immediately preceding the fiscal year in which the termination of employment occurs. Entergy Corporation has strived to ensure that the benefits and payment levels under the System Executive Continuity Plan are consistent with market practices. The executive officers will not receive any tax gross-up payments on any severance benefits received under this plan.

In certain cases, the Committee may approve the execution of a retention agreement with an individual executive officer. These decisions are made on a case by case basis to reflect specific retention needs or other factors, including market practice. If a retention agreement is entered into with an individual officer, the Committee considers the economic value associated with that agreement in making overall compensation decisions for that officer. Entergy Corporation has voluntarily adopted a policy that any severance arrangements providing benefits in excess of 2.99 times an officer’s annual base salary and annual incentive award must be approved by Entergy Corporation’s shareholders.

During 2013, Entergy Corporation had retention agreements with Mr. Denault and Mr. Mohl. In general, Mr. Denault’s retention agreement provides for severance payments and other benefits in the event of termination of employment other than for cause or on account of death or disability in lieu of those provided under Entergy Corporation’s System Executive Continuity Plan. As with any severance benefits paid under the System Executive Continuity Plan, Mr. Denault will not receive tax gross-up payments on any severance benefits he may receive under his agreement. Mr. Denault’s retention agreement was entered into when he was Entergy Corporation’s Chief Financial Officer and was designed to reflect the competition for chief financial officer talent in the marketplace at that time and the Committee’s assessment of the critical role this position plays in executing Entergy Corporation’s long-term financial and other strategic objectives. Based on the market data provided by its former independent compensation consultant, the Committee believes the benefits and payment levels under Mr. Denault’s retention agreement are consistent with market practices.

Entergy Corporation entered into an agreement with Mr. Mohl when he became President, Entergy Wholesale Commodities that provides for severance payments if his employment is terminated upon the occurrence of certain events related to the Entergy Wholesale Commodities business (an “EWC Event”) and subsequent to such event, he does not continue employment with the wholesale commodities business and is not offered a comparable position with an Entergy System company. Upon termination, Mr. Mohl would receive a payment equal to two times his base salary plus his target annual incentive bonus for the year of termination or if termination occurs in 2014, his 2013 target annual bonus if it is higher than the 2014 target annual bonus. If such termination occurs prior to September 18, 2014, he will be eligible to receive, in addition to the severance payment described above, a payment equal to $2,200,000 plus a payment equal to the benefits he would have been eligible for under the System Executive Retirement Plan as if he were retirement eligible, reduced by any benefits payable under any of Entergy Corporation’s qualified or non-qualified plans provided he executes a release agreement in favor of Entergy Corporation. If the EWC Event is considered a change in control under Entergy Corporation’s System Continuity Plan, he will only receive the benefits he is eligible for under that plan. This agreement was entered into in light of the unique challenges facing the Entergy Wholesale Commodities business at the time Mr. Mohl assumed his position. In determining the type and size of the amount of payment under this agreement, Entergy Corporation consulted with the independent compensation consultant to confirm that the economic value of this arrangement was consistent with market practice.

For additional information regarding the System Executive Continuity Plan and Mr. Denault’s and Mr. Mohl’s retention agreements described above, see “2013 Potential Payments Upon Termination or Change."

Other Compensation Policies and Practices

Entergy Corporation strives to ensure that its compensation philosophy and practices are in line with the best practices of companies in its industry as well as Fortune 500 companies. Some of these practices include the following:

Clawback Provisions

Entergy Corporation has adopted the Entergy Corporation Policy Regarding Recoupment of Certain Compensation. This policy covers individuals subject to Section 16 of the Exchange Act. Under the policy, the Committee will require reimbursement of incentives paid to these executive officers where:

•
(i) the payment was predicated upon the achievement of certain financial results with respect to the applicable performance period that were subsequently the subject of a material restatement other than a restatement due to changes in accounting policy; or (ii) a material miscalculation of a performance award occurs, whether or not the financial statements were restated and, in either such case, a lower payment would have been made to the executive officer based upon the restated financial results or correct calculation; or

•
in the Board of Directors’ view, the executive officer engaged in fraud that caused or partially caused the need for a restatement or caused a material miscalculation of a performance award whether or not the financial statements were restated.

The amount the Committee requires to be reimbursed is equal to the excess of the gross incentive payment made over the gross payment that would have been made if the original payment had been determined based on the restated financial results or correct calculation. Further, following a material restatement of Entergy Corporation’s financial statements, Entergy Corporation will seek to recover any compensation received by Entergy Corporation’s Chief Executive Officer and Chief Financial Officer that is required to be reimbursed under Section 304 of the Sarbanes-Oxley Act of 2002.

Stock Ownership Guidelines and Share Retention Requirements

For many years, Entergy Corporation has had stock ownership guidelines for executives, including the Named Executive Officers. These guidelines are designed to align the executives’ long-term financial interests with those of shareholders. Annually, the Personnel Committee monitors the executive officers’ compliance with these guidelines.

To more closely align the stock ownership guidelines with market practice, effective January 1, 2014, Entergy Corporation adjusted the stock ownership guidelines to increase the salary multiple for Entergy Corporation’s Chief Executive Officer to six times his base salary and reduced the base salary multiple for the other executive officers.

The new ownership guidelines are as follows:

Role	Value of Common Stock to be Owned
Chief Executive Officer	6 times base salary
Executive Vice Presidents	3 times base salary
Senior Vice Presidents	2 times base salary
Vice Presidents	1 time base salary

Further, to ensure compliance with the guidelines, until an executive officer satisfies the stock ownership guidelines, the officer must retain:

•	all net after-tax shares paid out under the Long-Term Performance Unit Program, which will pay out entirely in Entergy Corporation stock commencing with the 2012-2014 performance period;

•	all net after-tax shares of Entergy Corporation’s restricted stock received upon vesting; and

•
at least 75% of the after-tax net shares received upon the exercise of Entergy Corporation stock options, except for stock options granted before January 1, 2014, as to which the executive officer must retain at least 75% of the after-tax net shares until the earlier of achievement of the stock ownership guidelines or five years from the date of exercise.

Trading Controls and Anti-Pledging and Anti-Hedging Policies

Executive officers, including the Named Executive Officers, are required to receive the permission of Entergy Corporation’s General Counsel prior to entering into any transaction involving company securities, including gifts, other than the exercise of employee stock options. Trading is generally permitted only during open trading windows occurring immediately following the release of earnings. Employees, who are subject to trading restrictions, including the Named Executive Officers, may enter into trading plans under Rule 10b5-1 of the Exchange Act, but these trading plans may be entered into only during an open trading window and must be approved by Entergy Corporation. The Named Executive Officer bears full responsibility if he or she violates this policy by permitting shares to be bought or sold without pre-approval or when trading is restricted.

Entergy Corporation also prohibits directors and executive officers, including the Named Executive Officers, from pledging any Entergy Corporation securities or entering into margin accounts involving Entergy Corporation securities. Entergy Corporation prohibits these transactions because of the potential that sales of Entergy Corporation securities could occur outside trading periods and without the required approval of the General Counsel.

Entergy Corporation also has adopted an anti-hedging policy that prohibits officers, directors and employees from entering into hedging or monetization transactions involving Entergy Corporation’s common stock. Prohibited transactions include, without limitation, zero-cost collars, forward sale contracts, purchase or sale of options, puts, calls, straddles or equity swaps or other derivatives that are directly linked to Entergy Corporation’s stock or transactions involving “short-sales” of Entergy Corporation’s stock. The Board adopted this policy to require officers, directors and employees to continue to own Entergy Corporation stock with the full risks and rewards of ownership, thereby ensuring continued alignment of their objectives with those of Entergy Corporation’s other shareholders.

Compensation Consultant Independence Policy

To maintain the independence of the Personnel Committee’s compensation consultant, the Board has adopted a policy that any consultant (including its affiliates) retained by the Board of Directors or any Committee of the Board of Directors to provide advice or recommendations on the amount or form of executive and director compensation should not be retained by Entergy Corporation or any of its affiliates to provide other services in an aggregate amount that exceeds $120,000 in any year. In 2013, the Personnel Committee’s independent compensation consultant, Pay Governance LLC, did not provide any services to Entergy Corporation other than its services to the Personnel Committee. Annually, the Committee reviews the relationship with its compensation consultant including services provided, quality of those services, and fees associated with services in its evaluation of the executive compensation consultant’s independence.

Roles and Responsibilities

Role of Personnel Committee

The Personnel Committee has overall responsibility for approving the compensation program for the Named Executive Officers and makes all final compensation decisions regarding the Named Executive Officers. The Committee works with executive management to ensure that the compensation policies and practices are consistent with Entergy Corporation’s values and support the successful recruitment, development, and retention of executive talent so business objectives can be achieved and optimize Entergy Corporation’s long-term financial returns. The Committee evaluates executive pay each year to ensure that the compensation policies and practices are consistent with Entergy Corporation’s philosophy. The Personnel Committee is responsible for, among its other duties, the following actions related to the Named Executive Officers:

•
developing and implementing compensation policies and programs for hiring, evaluating, and setting compensation for the executive officers, including any employment agreement with an executive officer;

•	evaluating the performance of Entergy Corporation’s Chairman and Chief Executive Officer; and

•	reporting, at least annually, to the Board on succession planning, including succession planning for Entergy Corporation’s Chief Executive Officer.

Role of Chief Executive Officer

The Personnel Committee solicits recommendations from Entergy Corporation’s Chief Executive Officer, with respect to compensation decisions for the other Named Executive Officers. Compensation decisions made by the Personnel Committee in early 2013 were based on the recommendations of Mr. Leonard, Entergy Corporation’s former Chief Executive Officer.

At the Committee’s request, Entergy Corporation’s Chief Executive Officer provides the Personnel Committee with an assessment of the performance of each of the other Named Executive Officers and recommends compensation levels to be awarded to each of them. In addition, the Committee may request that Entergy Corporation’s Chief Executive Officer provide management feedback and recommendations on changes in the design of compensation programs, such as special retention plans or changes in the structure of bonus programs Mr. Denault does not play any role with respect to any matter affecting his own compensation, nor does he have any role determining or recommending the amount, or form of, director compensation. The Personnel Committee also relies on the recommendations of the senior human resources executives with respect to compensation decisions, policies and practices.

Mr. Denault may attend meetings of the Personnel Committee only at the invitation of the chair of the Personnel Committee and cannot call a meeting of the Committee. However, he is not in attendance at the portion of any meeting when the Committee approves the compensation to be paid to the Named Executive Officers. Since he is not a member of the Committee, he has no vote on matters submitted to the Committee. During 2013, Mr. Denault attended 6 meetings of the Personnel Committee.

Role of the Compensation Consultant

The Personnel Committee has the sole authority from the Board of Directors for the appointment, compensation, and oversight of its outside compensation consultant. In 2013, Entergy Corporation’s Personnel Committee retained

Pay Governance LLC as its independent compensation consultant to assist it in, among other things, evaluating different compensation programs and developing market data to assess the compensation programs.

During 2013, Pay Governance assisted the Committee with its responsibilities related to Entergy Corporation’s compensation programs for its executives. Specifically, the Committee directed Pay Governance to: (i) regularly attend meetings of the Committee; (ii) conduct studies of competitive compensation practices; (iii) identify market surveys and proxy peer groups; (iv) review base salary, annual incentives, and long-term incentive compensation opportunities relative to competitive practices; and (v) develop conclusions and recommendations related to the executive compensation plan for consideration by the Committee. A senior consultant from Pay Governance attended all Personnel Committee meetings to which he was invited in 2013. Pay Governance did not provide any other services to Entergy Corporation in 2013.

Tax and Accounting Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held corporation of compensation in excess of $1 million paid to Entergy Corporation’s Chief Executive Officer or any of its other Named Executive Officers who may be a Section 162(m) covered employee, unless that compensation is “performance-based compensation” within the meaning of Section 162(m). The Personnel Committee considers deductibility under Section 162(m) as it structures the compensation packages that are provided to its Named Executive Officers. Likewise, the Personnel Committee considers financial accounting consequences as it structures the compensation packages that are provided to the Named Executive Officers. However, the Personnel Committee and the Board believe that it is in Entergy Corporation’s best interest that the Personnel Committee retains the flexibility and discretion to make compensation awards, whether or not deductible. This flexibility is necessary to foster achievement of performance goals established by the Personnel Committee, as well as other corporate goals that the Committee deems important to Entergy Corporation’s success, such as encouraging employee retention and rewarding achievement of key Entergy Corporation’s goals.

PERSONNEL COMMITTEE REPORT
The Personnel Committee Report included in the Entergy Corporation Proxy Statement is incorporated by reference, but will not be deemed to be “filed” in this Annual Report on Form 10-K. None of the Subsidiaries has a compensation committee or other board committee performing equivalent functions. The board of directors of each of the Subsidiaries is comprised of individuals who are officers or employees of Entergy Corporation or one of the Subsidiaries. These boards do not make determinations regarding the compensation paid to executive officers of the Subsidiaries.

EXECUTIVE COMPENSATION TABLES

2013 Summary Compensation Table

The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2013, 2012, and 2011.  For information on the principal positions held by each of the Named Executive Officers, see Item 10, “Directors and Executive Officers of the Registrants.”  The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  None of the Entergy System companies has entered into any employment agreements with any of the Named Executive Officers (other than the retention agreements described in “Potential Payments upon Termination or Change in Control”).  For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total
Leo P. Denault	2013	$1,039,253	$—	$3,780,189	$400,000	$1,770,720	$630,800	$44,690	$7,665,652
Chairman of the	2012	$669,564	$—	$647,594	$282,600	$448,779	$972,400	$22,657	$3,043,594
Board and CEO -	2011	$648,512	$—	$891,941	$287,000	$587,059	$980,400	$16,756	$3,411,668
Entergy Corp.

Haley R. Fisackerly	2013	$294,090	$10,000	$214,624	$48,000	$142,368	$—	$28,058	$737,140
CEO - Entergy	2012	$287,296	$30,000	$186,225	$43,332	$139,000	$284,900	$26,781	$997,534
Mississippi	2011	$280,885	$—	$172,899	$33,292	$150,000	$295,700	$16,603	$949,379

Jeffrey S. Forbes	2013	$547,548	$107,625	$1,323,048	$180,000	$523,600	$264,100	$26,186	$2,972,107
Executive Vice
President and Chief
Nuclear Officer -
Entergy Corp.

Andrew S. Marsh	2013	$477,846	$—	$921,927	$256,000	$476,000	$157,700	$213,663	$2,503,136
Executive Vice
President and CFO -
Entergy Corp.

Phillip R. May, Jr.	2013	$321,860	$5,000	$325,813	$48,000	$238,223	$—	$16,547	$955,443
CEO - Entergy Gulf
States Louisiana and
Entergy Louisiana

Hugh T. McDonald	2013	$342,791	$10,000	$214,624	$48,000	$191,562	$—	$48,326	$855,303
CEO - Entergy	2012	$334,891	$30,000	$193,355	$43,332	$202,000	$452,900	$38,819	$1,295,297
Arkansas	2011	$327,892	$—	$172,899	$33,292	$210,000	$485,000	$28,320	$1,257,403

William M. Mohl	2013	$535,712	$—	$882,568	$256,000	$533,120	$367,600	$200,784	$2,775,784
Former CEO -	2012	$340,447	$30,000	$268,014	$69,708	$300,000	$448,600	$17,169	$1,473,938
Entergy Gulf States	2011	$332,751	$—	$303,794	$70,028	$265,000	$388,900	$26,668	$1,387,141
Louisiana and
Entergy Louisiana

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (6)	All Other Compensation (7)	Total
Alyson M. Mount	2013	$284,896	$—	$312,360	$71,200	$245,000	$69,200	$14,553	$997,209
Acting principal	2012	$252,389	$—	$320,401	$—	$210,000	$384,700	$11,556	$1,179,046
financial officer -
Entergy Arkansas,
Entergy Gulf States
Louisiana, Entergy
Louisiana, Entergy
Mississippi, Entergy
New Orleans,
Entergy Texas

Sallie T. Rainer	2013	$286,692	$10,000	$214,624	$46,400	$140,184	$57,800	$22,779	$778,479
CEO - Entergy	2012	$251,907	$30,000	$215,262	$—	$128,000	$581,300	$13,714	$1,220,183
Texas

Charles L. Rice, Jr.	2013	$255,786	$10,000	$201,704	$40,000	$112,446	$67,900	$24,078	$711,914
CEO - Entergy New	2012	$250,781	$30,000	$175,530	$43,332	$115,000	$96,900	$24,422	$735,965
Orleans	2011	$245,312	$—	$154,702	$33,292	$130,000	$78,400	$20,594	$662,300

Roderick K. West	2013	$606,381	$—	$2,318,926	$320,000	$583,315	$147,800	$27,045	$4,003,467
Executive Vice	2012	$584,540	$—	$647,594	$282,600	$391,791	$991,000	$46,097	$2,943,622
President and Chief	2011	$566,162	$—	$746,361	$195,160	$512,512	$664,800	$20,261	$2,705,256
Administrative
Officer - Entergy Corp.

(1)
The amounts in column (c) represent the actual base salary paid to the Named Executive Officer.  The 2013 changes in base salaries noted in the Compensation Discussion and Analysis for Messrs. Denault, Forbes, Marsh, May, and Mohl were effective upon their promotions and for the other Named Executive Officers in April 2013.

(2)
The amounts in column (d) in 2013 and 2012 for Mr. Fisackerly, Mr. McDonald, Ms. Rainer, and Mr. Rice, in 2012 for Mr. Mohl, and in 2013 for Mr. May represent a cash bonus paid in recognition of their work supporting the move to MISO. The amount for Mr. Forbes represents the cash bonus paid to him pursuant to the Nuclear Retention Plan. See "Nuclear Retention Plan" in Compensation Discussion and Analysis.

(3)
The amounts in column (e) represent the aggregate grant date fair value of restricted stock, restricted units, and performance units granted under the 2011 Equity Ownership Plan calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock and the restricted units is based on the closing price of Entergy Corporation common stock on the date of grant.  The grant date fair value of performance units is based on the probable outcome of the applicable performance conditions, measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  If the highest achievement level is attained, the maximum amounts that will be received with respect to the performance units granted in 2013 are as follows:  Mr. Denault, $7,378,205; Mr. Fisackerly, $245,480; Mr. Forbes, $1,348,185; Mr. Marsh, $1,470,889; Mr. May, $509,644; Mr. McDonald, $245,480; Mr. Mohl, $1,348,716; Ms. Mount, $387,600; Ms. Rainer, $245,480; Mr. Rice, $245,480; and Mr. West, $981,920.

(4)
The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the 2011 Equity Ownership Plan calculated in accordance with FASB ASC Topic 718.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the financial statements.

(5)	The amounts in column (g) represent cash payments made under the Annual Incentive Plan.

(6)
The amounts in column (h) include the annual actuarial increase in the present value of the Named Executive Officers’ benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements and include amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested (see “2013 Pension Benefits”).  None of the increase is attributable to above-market or preferential earnings on non-qualified deferred compensation (see “2013 Non-qualified Deferred Compensation”).  For 2013, the aggregate change in the actuarial present value of Messrs. Fisackerly's, May's, and McDonald's pension benefits was a decrease of $103,400, $80,100, and $116,500, respectively.

(7)
The amounts in column (i) for 2013 include (a) matching contributions by Entergy Corporation under the Savings Plan to each of the Named Executive Officers; (b) dividends paid on restricted stock when vested; (c) life insurance premiums; (d) tax gross up payments on club dues and relocation expenses; and (e) perquisites and other compensation.  The amounts are listed in the following table:

Named Executive Officer	Company Contribution – Savings Plan	Dividends Paid on Restricted Stock	Life Insurance Premium	Tax Gross Up Payments	Perquisites and Other Compensation	Total
Leo P. Denault	$10,710	$15,524	$4,002	$—	$14,454	$44,690
Haley R. Fisackerly	$10,500	$3,324	$971	$3,837	$9,426	$28,058
Jeffrey S. Forbes	$10,710	$6,316	$7,482	$—	$1,678	$26,186
Andrew S. Marsh	$10,710	$3,762	$3,040	$9,236	$186,915	$213,663
Phillip R. May, Jr.	$10,790	$2,991	$2,546	$—	$220	$16,547
Hugh T. McDonald	$10,710	$3,433	$6,696	$8,537	$18,950	$48,326
William M. Mohl	$10,710	$4,102	$3,893	$32,729	$149,350	$200,784
Alyson M. Mount	$11,062	$3,209	$282	$—	$—	$14,553
Sallie T. Rainer	$11,074	$2,547	$3,030	$—	$6,128	$22,779
Charles L. Rice, Jr.	$11,084	$2,605	$3,185	$2,169	$5,035	$24,078
Roderick K. West	$10,710	$11,079	$2,598	$—	$2,658	$27,045

Perquisites and Other Compensation

The amounts set forth in column (i) include perquisites and other personal benefits that Entergy Corporation provides to the Named Executive Officers as part of providing a competitive executive compensation program and for employee retention. In 2013, the Named Executive Officers were offered: corporate aircraft usage, relocation assistance, annual physical exams and event tickets. Certain of the Named Executive Officers, who are not members of the Office of the Chief Executive, were provided with club dues and tax gross up payments on some perquisites. The following perquisites and other compensation were provided by Entergy Corporation in 2013:

Named Executive Officer	Relocation	Personal Use of Corporate Aircraft	Club Dues	Executive Physicals	Event Tickets
Leo P. Denault		X		X
Haley R. Fisackerly			X	X
Jeffrey S. Forbes				X
Andrew S. Marsh	X			X
Phillip R. May, Jr.					X
Hugh T. McDonald			X	X
William M. Mohl	X			X
Alyson M. Mount
Sallie T. Rainer				X
Charles L. Rice, Jr.			X		X
Roderick K. West				X	X

For security and business reasons, Entergy Corporation permits its Chief Executive Officer to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other Named Executive Officers may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer.  The amounts included in column (i) for the personal use of corporate aircraft, reflect the incremental cost to Entergy Corporation for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications, and fees, including flight planning, ground handling, and landing permits.

Tickets to cultural and sporting events are purchased for business purposes, and if not utilized for business purposes, the tickets are made available to the employees, including the Named Executive Officers, for personal use.

Entergy Corporation also provides relocation benefits to a broad base of employees which include assistance with moving expenses, purchase and sale of homes, and transportation of household goods. In connection with their promotion, and in accordance with Entergy Corporation's relocation policies, Entergy Corporation paid $186,915 and $145,279 in relocation expenses for Mr. Marsh and Mr. Mohl, respectively, in 2013. The relocation assistance amounts reported above represent the amounts paid to our relocation service provider or the executive officer. None of the other perquisites referenced above exceeded $25,000 for any of the other Named Executive Officers.

2013 Grants of Plan-Based Awards

The following table summarizes award grants during 2013 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh- old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under- lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Leo P.	1/31/13	—	$1,302,000	$2,604,000
Denault(6)	1/31/13				9,289	37,156	74,312				$2,428,516
	2/1/13				3,434	13,736	27,472				$921,823
	2/1/13				1,535	6,141	12,282				$42,250
	1/31/13							6,000			$387,600
	1/31/13								50,000	$64.60	$400,000

Haley R.	1/31/13	—	$118,470	$236,940
Fisackerly	1/31/13				475	1,900	3,800				$124,184
	1/31/13							1,400			$90,440
	1/31/13								6,000	$64.60	$48,000

Jeffrey S.	1/31/13	—	$385,000	$770,000
Forbes(6)	1/31/13				1,868	7,472	14,944				$488,370
	1/2/13				479	1,917	3,834				$128,650
	1/2/13				260	1,039	2,078				$7,148
	1/31/13							2,800			$180,880
	1/2/13							8,000(7)			$518,000
	1/31/13								22,500	$64.60	$180,000

Andrew S.	1/31/13	—	$350,000	$700,000
Marsh(6)	1/31/13				1,861	7,442	14,884				$486,409
	2/1/13				623	2,492	4,984				$167,238
	2/1/13				359	1,436	2,872				$9,880
	1/31/13							4,000			$258,400
	1/31/13								32,000	$64.60	$256,000

Phillip R.	1/31/13	—	$132,000	$264,000
May, Jr.(6)	1/31/13				742	2,969	5,938				$194,054
	2/1/13				144	575	1,150				$38,588
	2/1/13				99	397	794				$2,731
	1/31/13							1,400			$90,440
	1/31/13								6,000	$64.60	$48,000

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh- old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under- lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Hugh T.	1/31/13	—	$172,610	$345,220
McDonald	1/31/13				475	1,900	3,800				$124,184
	1/31/13							1,400			$90,440
	1/31/13								6,000	$64.60	$48,000

William M.	1/31/13	—	$392,000	$784,000
Mohl(6)	1/31/13				1,868	7,472	14,944				$488,370
	2/1/13				479	1,917	3,834				$128,650
	2/1/13				260	1,039	2,078				$7,148
	1/31/13							4,000			$258,400
	1/31/13								32,000	$64.60	$256,000

Alyson M.	1/31/13	—	$172,020	$344,040
Mount	1/31/13				750	3,000	6,000				$196,080
	1/31/13							1,800			$116,280
	1/31/13								8,900	$64.60	$71,200

Sallie T.	1/31/13	—	$116,400	$232,800
Rainer	1/31/13				475	1,900	3,800				$124,184
	1/31/13							1,400			$90,440
	1/31/13								5,800	$64.60	$46,400

Charles L.	1/31/13	—	$102,857	$205,714
Rice, Jr.	1/31/13				475	1,900	3,800				$124,184
	1/31/13							1,200			$77,520
	1/31/13								5,000	$64.60	$40,000

Roderick K.	1/31/13	—	$428,908	$857,816
West	1/31/13				1,900	7,600	15,200				$496,736
	1/31/13							5,000			$323,000
	5/1/13							21,000(8)			$1,499,190
	1/31/13								40,000	$64.60	$320,000

(1)
The amounts in columns (c), (d), and (e) represent minimum, target, and maximum payment levels under the Annual Incentive Plan.  The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)
Except as otherwise noted in footnote 6, the amounts in columns (f), (g), and (h) represent the minimum, target, and maximum payment levels under the Long-Term Performance Unit Program.  Performance under the program is measured by Entergy Corporation’s total shareholder return relative to the total shareholder returns of the companies included in the Philadelphia Utility Index.  If Entergy Corporation’s total shareholder return is not at least 25% of that for the Philadelphia

Utility Index, there is no payout.  Subject to achievement of performance targets, each unit will be converted into one share of Entergy Corporation’s common stock on the last day of the performance period (December 31, 2015.)  Accrued dividends on the shares earned will also be paid in Entergy Corporation common stock.

(3)
Except as otherwise noted in footnotes 7 and 8, the amounts in column (i) represent shares of restricted stock granted under the 2011 Equity Ownership Plan.  Shares of restricted stock vest over a three-year period, have voting rights and accrue dividends during the vesting period.

(4)
The amounts in column (j) represent options to purchase shares of Entergy Corporation’s common stock.  The options vest one-third on each of the first through third anniversaries of the grant date and have a ten-year term from the date of grant.  The options were granted under the 2011 Equity Ownership Plan.

(5)
The amounts in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and, in the case of the performance units, are based on the probable outcome of the applicable performance conditions.  See Notes 3 and 4 to the Summary Compensation Table for a discussion of the relevant assumptions used in calculating the grant date fair value.

(6)
With their promotions, Messrs. Denault, Forbes, Marsh, May and Mohl received pro-rated performance unit awards under the 2011 – 2013 Long-Term Performance Unit Program and 2012 – 2014 Long-Term Performance Unit Program.   For the 2011 - 2013 Long-Term Performance Program, subject to achievement of performance targets, each unit will be converted into the cash equivalent of one share of Entergy Corporation’s common stock on the last day of the performance period (December 31, 2013). For the 2012 - 2014 Long-Term Performance Program, subject to achievement of performance targets, each unit will be converted into one share of Entergy Corporation's common stock on the last day of the performance period (December 31, 2014).

(7)	In January 2013, Mr. Forbes was awarded 8,000 restricted units under the 2011 Equity Ownership Plan. The restricted units will vest on January 2, 2016.

(8)	In May 2013, Mr. West was awarded 21,000 restricted units under the 2011 Equity Ownership Plan. The restricted units will vest on May 1, 2018.

2013 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each Named Executive Officer, unexercised options, restricted stock that has not vested, and equity incentive plan awards outstanding as of the end of 2013.

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Leo P.	—	50,000(1)		$64.60	1/31/2023
Denault	10,000	20,000(2)		$71.30	1/26/2022
	16,666	8,334(3)		$72.79	1/27/2021
	50,000	—		$77.10	1/28/2020
	45,000	—		$77.53	1/29/2019
	50,000	—		$108.20	1/24/2018
	60,000	—		$91.82	1/25/2017
	50,000	—		$68.89	1/26/2016
	35,000	—		$69.47	1/27/2015
								9,289(4)	$587,715
								4,784(5)	$302,684
						6,000(6)	$379,620
						2,667(7)	$168,741
						1,667(8)	$105,471

Haley R.	—	6,000(1)		$64.60	1/31/2023
Fisackerly	1,533	3,067(2)		$71.30	1/26/2022
	1,933	967(3)		$72.79	1/27/2021
	9,000	—		$77.10	1/28/2020
	3,800	—		$77.53	1/29/2019
	5,000	—		$108.20	1/24/2018
	2,500	—		$91.82	1/25/2017
	1,000	—		$68.89	1/26/2016
								475(4)	$30,053
								375(5)	$23,726
						1,400(6)	$88,578
						800(7)	$50,616
						300(8)	$18,981

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Jeffrey S.	—	22,500(1)		$64.60	1/31/2023
Forbes	4,166	8,334(2)		$71.30	1/26/2022
	6,666	3,334(3)		$72.79	1/27/2021
	15,000	—		$77.10	1/28/2020
	11,000	—		$77.53	1/29/2019
	12,000	—		$108.20	1/24/2018
	14,800	—		$91.82	1/25/2017
	9,500	—		$68.89	1/26/2016
	10,000	—		$69.47	1/27/2015
								1,868(4)	$118,188
								1,079(5)	$68,268
						2,800(6)	$177,156
						1,400(7)	$88,578
						600(8)	$37,962
						8,000(9)	$506,160

Andrew S.	—	32,000(1)		$64.60	1/31/2023
Marsh	3,333	6,667(2)		$71.30	1/26/2022
	2,666	1,334(3)		$72.79	1/27/2021
	9,100	—		$77.10	1/28/2020
	8,000	—		$77.53	1/29/2019
	10,000	—		$108.20	1/24/2018
	5,000	—		$91.82	1/25/2017
	5,500	—		$68.89	1/26/2016
	4,000	—		$69.47	1/27/2015
	3,000	—		$58.60	3/2/2014
								1,861(4)	$117,745
								998(5)	$63,143
						4,000(6)	$253,080
						934(7)	$59,094
						334(8)	$21,132

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Phillip R.	—	6,000(1)		$64.60	1/31/2023
May, Jr.	1,533	3,067(2)		$71.30	1/26/2022
	1,933	967(3)		$72.79	1/27/2021
	6,000	—		$77.10	1/28/2020
	4,700	—		$77.53	1/29/2019
	6,500	—		$108.20	1/24/2018
	5,000	—		$91.82	1/25/2017
	4,500	—		$68.89	1/26/2016
	4,000	—		$69.47	1/27/2015
	3,000	—		$58.60	3/2/2014
								742(4)	$46,946
								519(5)	$32,837
						1,400(6)	$88,578
						800(7)	$50,616
						250(8)	$15,818

Hugh T.	—	6,000(1)		$64.60	1/31/2023
McDonald	1,533	3,067(2)		$71.30	1/26/2022
	1,933	967(3)		$72.79	1/27/2021
	4,600	—		$77.10	1/28/2020
	4,500	—		$77.53	1/29/2019
	7,000	—		$108.20	1/24/2018
	12,000	—		$91.82	1/25/2017
	7,500	—		$68.89	1/26/2016
	10,000	—		$69.47	1/27/2015
								475(4)	$30,053
								375(5)	$23,726
						1,400(6)	$88,578
						867(7)	$54,855
						300(8)	$18,981

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
William	—	32,000(1)		$64.60	1/31/2023
M. Mohl	2,466	4,934(2)		$71.30	1/26/2022
	4,066	2,034(3)		$72.79	1/27/2021
	9,000	—		$77.10	1/28/2020
	7,500	—		$77.53	1/29/2019
	9,300	—		$108.20	1/24/2018
	3,500	—		$91.82	1/25/2017
	5,000	—		$68.89	1/26/2016
	3,000	—		$69.47	1/27/2015			1,868(4)	$118,188
								1,079(5)	$68,268
						4,000(6)	$253,080
						1,000(7)	$63,270
						367(8)	$23,220

Alyson M.	—	8,900(1)		$64.60	1/31/2023
Mount	6,500	—		$77.10	1/28/2020
	4,500	—		$77.53	1/29/2019
	4,500	—		$108.20	1/24/2018
	5,400	—		$91.82	1/25/2017
	5,000	—		$68.89	1/26/2016
	4,000	—		$69.47	1/27/2015
	1,500	—		$58.60	3/2/2014
								750(4)	$47,453
								517(5)	$32,711
						1,800(6)	$113,886
						1,000(7)	$63,270
						234(8)	$14,805

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Sallie T.	—	5,800(1)		$64.60	1/31/2023
Rainer	2,500	—		$77.10	1/28/2020
	1,200	—		$77.53	1/29/2019
	2,300	—		$108.20	1/24/2018
	2,000	—		$91.82	1/25/2017
	2,500	—		$68.89	1/26/2016
	2,500	—		$69.47	1/27/2015
								475(4)	$30,053
								323(5)	$20,436
						1,400(6)	$88,578
						867(7)	$54,855
						167(8)	$10,566

Charles L.	—	5,000(1)		$64.60	1/31/2023
Rice, Jr.	1,533	3,067(2)		$71.30	1/26/2022
	1,933	967(3)		$72.79	1/27/2021
								475(4)	$30,053
								375(5)	$23,726
						1,200(6)	$75,924
						700(7)	$44,289
						217(8)	$13,730

Roderick	—	40,000(1)		$64.60	1/31/2023
K. West	10,000	20,000(2)		$71.30	1/26/2022
	11,333	5,667(3)		$72.79	1/27/2021
	7,000	—		$77.10	1/28/2020
	5,000	—		$77.53	1/29/2019
	8,000	—		$108.20	1/24/2018
	12,000	—		$91.82	1/25/2017
	1,334	—		$68.89	1/26/2016
	667	—		$69.47	1/27/2015
								1,900(4)	$120,213
								1,350(5)	$85,415
						5,000(6)	$316,350
						2,667(7)	$168,741
						1,000(8)	$63,270
						21,000(10)	$1,328,670

(1)	Consists of options that vested or will vest as follows: 1/3 of the options granted vest on each of 1/31/2014, 1/31/2015 and 1/31/2016.

(2)	Consists of options that vested or will vest as follows: 1/2 of the remaining unexercisable options vest on each of 1/26/2014 and 1/26/2015.

(3)	The remaining unexercisable options vested on 1/27/2014.

(4)
Consists of performance units that will vest on December 31, 2015 based on Entergy Corporation’s total shareholder return performance over the 2013-2015 performance period, as described under “Executive Compensation Elements - Long-Term Incentive Compensation - Performance Unit Program” in Compensation Discussion and Analysis.

(5)	Consists of performance units that will vest on December 31, 2014 based on Entergy Corporation’s total shareholder return performance over the 2012 – 2014 performance period.

(6)	Consists of shares of restricted stock that vested or will vest as follows: 1/3 of the shares of restricted stock granted vest on each of 1/31/2014, 1/31/2015 and 1/31/2016.

(7)	Consists of shares of restricted stock that vested or will vest as follows: 1/2 of the shares of restricted stock granted vest on each of 1/26/2014 and 1/26/2015.

(8)	Consists of shares of restricted stock that vested on 1/27/2014.

(9)	Consists of restricted units granted under the 2011 Equity Ownership Plan which will vest on January 2, 2016.

(10)	Consists of restricted units granted under the 2011 Equity Ownership Plan which will vest on May 1, 2018.

2013 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2013 for the Named Executive Officers.

	Options Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Leo P. Denault	34,995	$117,552	11,241(1)	$725,593

Haley R. Fisackerly	—	$—	752	$48,439

Jeffrey S. Forbes	—	$—	1,398	$90,101

Andrew S. Marsh	—	$—	2,525(2)	$171,484

Phillip R. May, Jr.	7,000	$138,454	696	$44,883

Hugh T. McDonald	—	$—	786	$50,675

William M. Mohl	—	$—	931	$59,980

Alyson M. Mount	—	$—	783	$50,451

Sallie T. Rainer	1,900	$25,460	640	$41,217

Charles L. Rice, Jr.	—	$—	607	$39,149

Roderick K. West	—	$—	17,505(3)	$1,229,890

(1)	Includes the January 25, 2013 cash settlement of 8,000 restricted units granted under the 2007 Equity Ownership Plan.

(2)	Includes the June 30, 2013 cash settlement of 1,668 restricted units granted under the 2007 Equity Ownership Plan.

(3)	Includes the April 30, 2013 cash settlement of 15,000 restricted units granted under the 2007 Equity Ownership Plan.

2013 Pension Benefits

The following table shows the present value as of December 31, 2013, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the financial statements.  Information regarding these retirement plans is included in Compensation Discussion & Analysis under the heading, “Benefits, Perquisites, Agreements, and Post-Retirement Plans - Pension Plan, Pension Equalization Plan, and System Executive Retirement Plan.”  In addition, this section includes information regarding early retirement options under the plans.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2013
Leo P. Denault (1)	Non-qualified System Executive Retirement Plan	29.83	$6,116,800	$—
	Qualified defined benefit plan	14.83	$390,600	$—

Haley R. Fisackerly	Non-qualified System Executive Retirement Plan	18.08	$727,200	$—
	Qualified defined benefit plan	18.08	$373,700	$—

Jeffrey S. Forbes	Non-qualified System Executive Retirement Plan	10.41	$1,797,900	$—
	Qualified defined benefit plan	10.41	$323,200	$—

Andrew S. Marsh	Non-qualified System Executive Retirement Plan	15.37	$994,700	$—
	Qualified defined benefit plan	15.37	$230,700	$—

Phillip R. May, Jr.	Non-qualified System Executive Retirement Plan	27.56	$1,048,100	$—
	Qualified defined benefit plan	27.56	$640,600	$—

Hugh T. McDonald (2)	Non-qualified System Executive Retirement Plan	31.93	$1,503,300	$—
	Qualified defined benefit plan	30.44	$853,200	$—

William M. Mohl	Non-qualified System Executive Retirement Plan	11.44	$1,485,300	$—
	Qualified defined benefit plan	11.44	$303,500	$—

Alyson M. Mount	Non-qualified System Executive Retirement Plan	11.35	$438,700	$—
	Qualified defined benefit plan	11.35	$182,600	$—

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2013
Sallie T. Rainer (2)	Non-qualified System Executive Retirement Plan	29.38	$601,500	$—
	Qualified defined benefit plan	27.52	$694,400	$—

Charles L. Rice, Jr.	Non-qualified System Executive Retirement Plan	4.47	$186,700	$—
	Qualified defined benefit plan	4.47	$91,200	$—

Roderick K. West	Non-qualified System Executive Retirement Plan	14.75	$2,177,400	$—
	Qualified defined benefit plan	14.75	$258,400	$—

(1)
During 2006, Mr. Denault entered into an agreement granting an additional 15 years of service under the non-qualified System Executive Retirement Plan if he continues to work for an Entergy System company employer until age 55.  The additional 15 years of service increases the present value of his benefit by $1,595,600.

(2)	Service under the non-qualified System Executive Retirement Plan is granted from date of hire. Qualified plan benefit service is granted from the later of date of hire or plan participation date.

Qualified Retirement Benefits

The qualified retirement plan is a funded, tax-qualified, noncontributory defined benefit pension plan that provides benefits to most of the non-bargaining unit employees of Entergy System Companies.  All Named Executive Officers are participants in this plan.  Benefits under the tax-qualified pension plan are calculated as an annuity payable at age 65 and generally equal to 1.5% of a participant's Final Average Monthly Earnings (FAME) multiplied by years of service (not to exceed 40).  “Eligible Earnings” for purposes of calculating FAME generally includes the employee’s base salary and eligible annual incentive award and excludes all other bonuses. FAME is calculated using the employee's average monthly Earnings for the 60 consecutive months in which the employee's earnings were highest during the 120 month period immediately preceding the employee's retirement and includes up to 5 annual bonuses paid during the 60 month period.  Benefits under the tax-qualified plan are payable monthly after attainment of at least age 55 and after separation from an Entergy System company.  The amount of annual earnings that may be considered in calculating benefits under the tax-qualified pension plan is limited by federal law.  Participants are 100% vested in their benefit upon completing 5 years of vesting service or upon attainment of age 65 while an active employee participant in the plan.  Contributions to the pension plan are made entirely by Entergy Corporation and are paid into a trust fund from which the benefits of participants will be paid.

Normal retirement under the plan is age 65.  Employees who terminate employment prior to age 55 may receive a reduced deferred vested retirement benefit commencing as early as age 55 that is based on the normal retirement benefit (reduced by 7% per year for the first 5 years commencement precedes age 65, and reduced by 6% for each additional year commencement precedes age 65). Employees who are at least age 55 with 10 years of vesting service upon termination of employment are entitled to a subsidized early retirement benefit beginning as early as age 55.  The subsidized early retirement benefit is equal to the normal retirement benefit reduced by 2% per year for each year that early retirement precedes age 65.

Mr. Forbes and Mr. McDonald are eligible for subsidized early retirement benefits.

Non-qualified Retirement Benefits

The Named Executive Officers are eligible to participate in certain non-qualified retirement benefit plans that provide retirement income, including the Pension Equalization Plan and the System Executive Retirement Plan.  Each of these plans is an unfunded non-qualified defined benefit pension plan that provides benefits to key management employees.  In these plans, as described below, an executive is typically enrolled in one or more plans but only paid the amount due under the plan that provides the highest benefit.  In general, upon disability, participants in the Pension Equalization Plan and the System Executive Retirement Plan remain eligible for continued service credits until the earlier of recovery or retirement eligibility.  Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant’s accrued benefit.

All of the Named Executive Officers participate in both the Pension Equalization Plan and the System Executive Retirement Plan.

The Pension Equalization Plan
The Pension Equalization Plan is a non-qualified unfunded restoration retirement plan that provides for the payment to participants from Entergy’s general assets a single lump sum cash distribution upon separation from service generally equal to the actuarial present value of the difference between the amount that would have been payable as an annuity under the tax-qualified pension plan, but for Internal Revenue Code limitations on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and the amount actually payable as an annuity under the tax-qualified pension plan. The Pension Equalization Plan also takes into account as “Eligible Earnings” any incentive awards paid under the Annual Incentive Plan and includes supplemental credited service granted to a Participant in calculating his or her benefit. Participants receive their Pension Equalization Plan benefit in the form of a single sum cash distribution. The benefits under this plan are offset by benefits payable from the qualified retirement plan and may be offset by prior employer benefits. The Pension Equalization Plan benefit attributable to supplemental credited service is not vested until age 65. Effective July 1, 2014, new participants in the Pension Equalization Plan will not be provided with supplemental credited service. Subject to the prior written consent of the Entergy System Company employer (which consent is deemed given if the participant’s employment is terminated within twenty-four months following a change in control by the employer without “Cause” or by the participant for “Good Reason” as defined in the plan), an employee who terminates employment prior to age 65 may be vested in his or her benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Internal Revenue Code Section 409A. Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.

The System Executive Retirement Plan

The System Executive Retirement Plan is a non-qualified supplemental retirement plan that provides for a single sum payment at age 65.  Like the Pension Equalization Plan, the System Executive Retirement Plan is designed to provide for the payment to participants from Entergy’s general assets of a single-sum cash distribution upon separation from service.  The single-sum benefit is generally equal to the actuarial present value of a specified percentage of the participant’s “Final Average Monthly Compensation” (which is generally 1/36th of the sum of the participant's annual rate of base salary and Annual Incentive Plan award for the 3 highest years during the last 10 years preceding termination of employment), after first being reduced by the value of the participant’s tax-qualified Pension Plan benefit and typically any prior employer pension benefit available to the participant.

While the System Executive Retirement Plan has a replacement ratio schedule from one year of service to the maximum of 30 years of service, the table below offers a sample ratio at 20 and 30 years of service.

Years of Service	Executives at Management Level 1	Executives at Management Levels 2 and 3 – includes the remaining 4 Named Executive Officers	Executives at Management Level 4
20 Years	55.0%	50.0%	45.0%
30 years	65.0%	60.0%	55.0%

The System Executive Retirement Plan benefit is not vested until age 65. Subject to the prior written consent of the Entergy System company employer, an employee who terminates his or her employment prior to age 65 may be vested in the System Executive Retirement Plan benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Code Section 409A. Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits. Further, in the event of a change in control, participants whose employment is terminated without “Cause” or by the employee for “Good Reason,” as defined in the Plan are also eligible for a subsidized lump sum benefit payment, even if they do not currently meet the age or service requirements for early retirement under that plan or have company permission to separate from employment. Such lump sum benefit is payable generally at separation from service unless delayed 6 months under Code Section 409A.

2013 Non-qualified Deferred Compensation

The Executive Deferred Compensation Plan, the 2007 Equity Ownership Plan and the 2011 Equity Ownership Plan allow for the deferral of compensation for the Named Executive Officers. Entergy Corporation does not “match” amounts that are deferred by employees pursuant to the Executive Deferred Compensation Plan or the equity plans.  With the exception of allowing for the deferral of federal and state taxes, Entergy Corporation provides no additional benefit to the Named Executive Officer for deferring any of the compensation received under these plans.  Any increase in value of the deferred amounts results solely from the increase in value of the deemed investment options selected by the Named Executive Officer (phantom stock of Entergy Corporation or mutual funds available under the Savings Plan).  As of December 31, 2013, none of the Named Executive Officers had deferred compensation balances under the equity ownership plans or the Executive Deferred Compensation Plan.

As of December 31, 2013, Mr. Forbes and Mr. May had deferred account balances under a frozen Defined Contribution Restoration Plan.  These amounts are deemed invested, as chosen by the participant, in certain T. Rowe Price investment funds that are also available to participants under the Savings Plan.  The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

All deferrals are credited to the applicable Entergy System company employer’s non-funded liability account.  Depending on the plan under which the deferral is made, the Named Executive Officers may elect investment in either phantom Entergy Corporation common stock or one or more of several investment options available under the Savings Plan.  Within limitations of the program, participating Named Executive Officers may move funds from one deemed investment option to another.  The participating Named Executive Officers do not have the ability to withdraw funds from the deemed investment accounts except within the terms provided in their deferral elections.   Within the limitations prescribed by law as well as the plan, participating Named Executive Officers with deferrals under the Executive Deferred Compensation Plan and/or the equity plans have the option to make a successive deferral of these funds.   Assuming a Named Executive Officer does not elect a successive deferral, the Entergy System company employer of the participant is obligated to pay the amount credited to the participant’s account at the earlier of deferral receipt date or separation from service.  These payments are paid out of the general assets of the employer and are payable in a lump sum.

Defined Contribution Restoration Plan

Name	Executive Contributions in 2013	Registrant Contributions in 2013	Aggregate Earnings in 2013 (1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2013
(a)	(b)	(c)	(d)	(e)	(f)

Jeffrey S. Forbes	$—	$—	$160	$—	$3,716

Phillip R. May, Jr.	$—	$—	$215	$—	$1,362

(1)	Amounts in this column are not included in the Summary Compensation Table.

2013 Potential Payments upon Termination or Change in Control

Entergy Corporation has plans and other arrangements that provide compensation to a Named Executive Officer if his or her employment is terminated under specified conditions, including following a change in control of Entergy Corporation.  In addition, Entergy Corporation has entered into individual retention agreements with Mr. Denault and Mr. Mohl.

The tables below reflect the amount of compensation each of the Named Executive Officers would have received if his or her employment with an Entergy System company had been terminated under various scenarios as of December 31, 2013.  For purposes of these tables, the assumed stock price was $63.27, the closing market price on that date.

Leo P. Denault
Chairman and Chief Executive Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Chairman and Chief Executive Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2013:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(8)	Disability	Death	Change in Control	Termination Related to a Change in Control
Severance Payment(2)	—	—	$5,515,055	—	—	—	—	$5,515,055
Performance Units:(3)
2012-2014 Performance Unit Program	—	—	$1,417,248	—	$1,417,248	$1,417,248	—	$1,417,248
2013-2015 Performance Unit Program	—	—	$1,417,248	—	$1,417,248	$1,417,248	—	$1,417,248
Unvested Stock Options(4)	—	—	$—	—	$—	$—	—	$—
Unvested Restricted Stock(5)	—	—	$707,921	—	$707,921	$707,921	—	$707,921
COBRA Benefits(6)	—	—	$25,614	—	—	—	—	—
Medical and Dental Benefits(7)	—	—	—	—	—	—	—	$25,614
280G Tax Gross-up(9)	—	—	—	—	—	—	—	—

(1)
In addition to the payments and benefits in the table, Mr. Denault also would have been entitled to receive his vested pension benefits. If Mr. Denault’s employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits. For a description of these benefits, see “2013 Pension Benefits.” In addition, Mr. Denault is subject to the following provisions:

Retention Agreement.  Mr. Denault’s retention agreement provides that, unless his employment is terminated for cause, he will be granted an additional 15 years of service under the System Executive Retirement Plan if he continues to work for an Entergy System company employer until age 55. Because Mr. Denault had not reached age 55 as of December 31, 2013, he is only entitled to this supplemental credited service and System Executive Retirement Plan supplemental benefits in the event of his death or disability.

System Executive Retirement Plan.  If Mr. Denault’s employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan. In the event of a termination related to a change in control, pursuant to the terms of the System Executive Retirement Plan, Mr. Denault would be eligible for subsidized retirement (but not the additional 15 years of service) upon his separation of service even if he does not then meet the age or service requirements for early retirement under the System Executive Retirement Plan or have company permission to separate from employment.

(2)
In the event of a termination (not due to death or disability) by Mr. Denault for good reason or by Entergy Corporation not for cause (regardless of whether there is a change in control), Mr. Denault would be entitled to receive, pursuant to his retention agreement, a lump sum severance payment equal to the product of 2.99 times the sum of (a) his annual base salary as in effect at any time within one year prior to the effective date of the retention agreement or, if higher, immediately prior to a circumstance constituting good reason plus (b) the greater of (i) his actual annual incentive award under the Annual Incentive Plan for the calendar year immediately preceding the calendar year in which Mr. Denault’s termination date occurs or (ii) Mr. Denault’s Annual Incentive Plan target award for the calendar year in which the effective date of the retention agreement occurred. For purposes of this table, we have calculated the award using a base salary of $1,085,000 and target award of 70%.

(3)
In the event of a termination due to death or disability, by Mr. Denault for good reason, or by Entergy Corporation not for cause (in all cases, regardless of whether there is a change in control), Mr. Denault would have forfeited his performance units for all open performance periods and would have been entitled to receive a single-lump sum severance payment pursuant to his retention agreement that would not be based on any outstanding performance periods. The payment would be calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. Denault’s severance payment was calculated by taking an average of the target performance units from the 2009-2011 Performance Unit Program (22,500 units) and the 2010-2012 Performance Unit Program (22,300 units). This average number of units (22,400 units) multiplied by the closing price of Entergy stock on December 31, 2013 ($63.27) would equal a severance payment of $1,417,248 for the forfeited performance units.

(4)
In the event of his death, disability, termination by Mr. Denault for good reason or by Entergy Corporation not for cause (regardless of whether there is a change in control), all of Mr. Denault’s unvested stock options would immediately vest. In addition, he would be entitled to exercise any unexercised options during a ten-year term extending from the grant date of the options. For purposes of this table, we assumed that Mr. Denault exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2013, and the exercise price of each option share. As of December 31, 2013, the closing stock price for Mr. Denault’s unvested options fell below the exercise prices and accordingly are considered “underwater” and are excluded from the table.

(5)
In the event of his death, disability, termination by Mr. Denault for good reason or by Entergy Corporation not for cause (regardless of whether there is a change in control), all of Mr. Denault’s unvested restricted stock would immediately vest.

(6)
Pursuant to his retention agreement, in the event of a termination by Mr. Denault for good reason or by Entergy Corporation not for cause, Mr. Denault would be eligible to receive company-subsidized COBRA benefits for 18 months.

(7)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Denault would be eligible to receive company-subsidized medical and dental benefits for 18 months.

(8)	As of December 31, 2013, Mr. Denault is not eligible for retirement.

(9)	In December of 2010, Mr. Denault voluntarily agreed to amend his retention agreement to eliminate excise tax gross-up payments.

Under the terms of Mr. Denault’s retention agreement, Entergy Corporation may terminate his employment for cause upon Mr. Denault’s:

•
continuing failure to substantially perform his duties (other than because of physical or mental illness or after he has given notice of termination for good reason) that remains uncured for 30 days after receiving a written notice from the Personnel Committee;

•	willfully engaging in conduct that is demonstrably and materially injurious to Entergy;

•
conviction of or entrance of a plea of guilty or nolo contendere to a felony or other crime that has or may have a material adverse effect on his ability to carry out his duties or upon Entergy’s reputation;

•	material violation of any agreement that he has entered into with Entergy; or

•	unauthorized disclosure of Entergy’s confidential information.

Mr. Denault may terminate his employment for good reason upon:

•	the substantial reduction in the nature or status of his duties or responsibilities;

•	a reduction of 5% or more in his base salary as in effect on the date of the retention agreement;

•	the relocation of his principal place of employment to a location other than the corporate headquarters;

•
the failure to continue to allow him to participate in programs or plans providing opportunities for equity awards, stock options, restricted stock, stock appreciation rights, incentive compensation, bonus and other plans on a basis not materially less favorable than enjoyed at the time of the retention agreement (other than changes similarly affecting all senior executives);

•
the failure to continue to allow him to participate in programs or plans with opportunities for benefits not materially less favorable than those enjoyed by him under any of the pension, savings, life insurance, medical, health and accident, disability or vacation plans at the time of the retention agreement (other than changes similarly affecting all senior executives); or

•	any purported termination of his employment not taken in accordance with his retention agreement.

Mr. Denault may terminate his employment for good reason in the event of a change in control upon:

•	the substantial reduction or alteration in the nature or status of his duties or responsibilities;

•	a reduction in his annual base salary;

•	the relocation of his principal place of employment to a location more than 20 miles from his current place of employment;

•	the failure to pay any portion of his compensation within seven days of its due date;

•	the failure to continue in effect any compensation plan in which he participates and which is material to his total compensation, unless other equitable arrangements are made;

•
the failure to continue to provide benefits substantially similar to those that he currently enjoys under any of the pension, savings, life insurance, medical, health and accident or disability plans, or Entergy taking of any other action which materially reduces any of those benefits or deprives him of any material fringe benefits that he currently enjoys;

•	the failure to provide him with the number of paid vacation days to which he is entitled in accordance with the normal vacation policy; or

•	any purported termination of his employment not taken in accordance with his retention agreement.

Haley R. Fisackerly
President & CEO, Entergy Mississippi

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO, Entergy Mississippi would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2013:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control	Termination Related to a Change in Control
Severance Payment(2)	—	—	—	—	—	—	—	$414,643
Performance Units:(3)
2012-2014 Performance Unit Program	—	—	—	—	$63,270	$63,270	—	$60,107
2013-2015 Performance Unit Program	—	—	—	—	$40,050	$40,050	—	$60,107
Unvested Stock Options(4)	—	—	—	—	$—	$—	—	$—
Unvested Restricted Stock(5)	—	—	—	—	$74,848	$74,848	—	$171,284
Medical and Dental Benefits(6)	—	—	—	—	—	—	—	$17,076
280G Tax Gross-up(8)	—	—	—	—	—	—	—	—

(1)
In addition to the payments and benefits in the table, if Mr. Fisackerly's employment were terminated under certain conditions relating to a change in control, Mr. Fisackerly also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits. For a description of the pension benefits, see "2013 Pension Benefits." If Mr. Fisackerly's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Fisackerly would be entitled to receive pursuant to the System Executive Continuity Plan, a lump sum severance payment equal to the product of one time the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs. For purposes of this table, a 40% target opportunity and a base salary of $296,174 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. Fisackerly would have forfeited his performance units for the 2012-2014 and 2013-2015 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods. For both the 2012-2014 performance period and the 2013-2015 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under each Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. Fisackerly’s severance payment was calculated by taking an average of the target performance units from the 2009-2011 Performance Unit Program (900 units) and the 2010-2012 Performance Unit Program (1,000 units). This average number of units (950 units) multiplied by the closing price of Entergy stock on December 31, 2013 ($63.27) would equal a severance payment of $60,107 for the forfeited performance units.

In the event of Mr. Fisackerly’s death or disability not related to a change in control, Mr. Fisackerly would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Fisackerly’s awards were calculated as follows:

2012 - 2014 Plan - 1,000 (24/36 *1,500) performance units at target, assuming a stock price of $63.27
2013 - 2015 Plan - 633 (12/36 * 1,900) performance units at target, assuming a stock price of $63.27

(4)
In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Fisackerly’s unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Fisackerly exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2013, and the applicable exercise price of each option share. As of December 31, 2013, the closing stock price of Mr. Fisackerly’s unvested options fell below the exercise prices and accordingly are considered “underwater” and are excluded from the table.

(5)
In the event of his death or disability, Mr. Fisackerly would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock). The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of his death or disability. In the event of his qualifying termination related to a change in control, Mr. Fisackerly would immediately vest in all unvested restricted stock.

(6)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Fisackerly would be eligible to receive company-subsidized COBRA benefits for 12 months.

(7)	As of December 31, 2013, compensation and benefits available to Mr. Fisackerly under this scenario are substantially the same as available with a voluntary resignation.

(8)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

Jeffrey S. Forbes
Executive Vice President, Nuclear Operations and Chief Nuclear Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Executive Vice President, Nuclear Operations and Chief Nuclear Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2013:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(9)	Disability	Death	Change in Control	Termination Related to a Change in Control
Severance Payment(2)	—	—	—	—	—	—	—	$2,631,200
Performance Units:(3)
2012-2014 Performance Unit Program	—	—	—	$182,091	$182,091	$182,091	—	$319,514
2013-2015 Performance Unit Program	—	—	—	$157,606	$157,606	$157,606	—	$319,514
Unvested Stock Options(4)	—	—	—	$—	$—	$—	—	$—
Unvested Restricted Stock(5)	—	—	—	—	$142,981	$142,981	—	$328,264
Nuclear Retention Plan(6)	—	—	—	—	—	—	—	—
Unvested Restricted Units(7)	—	—	$506,160	—	—	—	—	$506,160
Medical and Dental Benefits(8)	—	—	—	—	—	—	—	—
280G Tax Gross-up(10)	—	—	—	—	—	—	—	—

(1)
In addition to the payments and benefits in the table, Mr. Forbes would have been eligible to retire and entitled to receive his vested pension benefits. For a description of the pension benefits available see "2013 Pension Benefits." In the event of a termination related to a change in control, pursuant to the terms of the System Executive Retirement Plan, Mr. Forbes would be eligible for subsidized early retirement even if he does not have company permission to separate from employment. If Mr. Forbes' employment were terminated for cause, he would not receive a benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Forbes would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of 2.99 times the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs. For purposes of this table, a 60% target opportunity and a base salary of $550,000 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. Forbes would have forfeited his performance units for the 2012-2014 and 2013-2015 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods. For both the 2012-2014 performance period and the 2013-2015 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under each Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. Forbes’ severance payment was calculated by taking an average of the target performance units from the 2009-2011 Performance Unit Program (4,800 units) and the 2010-2012 Performance Unit Program (5,300 units). This average number of units (5,050 units) multiplied by the closing price of Entergy stock on December 31, 2013 ($63.27) would equal a severance payment of $319,514 for the forfeited performance units.

In the event of Mr. Forbes’ retirement, death or disability not related to a change in control, Mr. Forbes would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Forbes' awards were calculated as follows:
2012 - 2014 Plan - 2,878 (24/36*4,317) performance units at target, assuming a stock price of $63.27
2013 -2015 Plan - 2,491 (12/36*7,472) performance units at target, assuming a stock price of $63.27

(4)
In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Forbes’s unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Forbes exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2013, and the applicable exercise price of each option share. As of December 31, 2013, the closing stock price of Mr. Forbes’s unvested options fell below the exercise prices and accordingly are considered “underwater” and are excluded from the table.

(5)
In the event of his death or disability, Mr. Forbes would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock). The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of his death or disability. In the event of his qualifying termination related to a change in control, Mr. Forbes would immediately vest in all unvested restricted stock.

(6)	As Entergy Corporation's Chief Nuclear Officer, Mr. Forbes participates in the Nuclear Retention Program which does not allow for accelerated or prorated payout upon termination of any kind.

(7)
Mr. Forbes’ 8,000 restricted units vest 100% in 2016. Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of a termination for a reason other than cause, total disability or death. The units will vest upon termination within 24 months of a change in control without cause or by Mr. Forbes with good reason. If Mr. Forbes voluntarily resigned or was terminated for cause, he would forfeit these units.

(8)
Upon retirement, Mr. Forbes would be eligible for retiree medical and dental benefits, the same as all other retirees. Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Forbes would not be eligible to receive company-subsidized COBRA benefits.

(9)
As of December 31, 2013, Mr. Forbes is retirement eligible and would retire rather than voluntarily resign. Given that scenario, the compensation and benefits available to Mr. Forbes under retirement are substantially the same as available with a voluntary resignation.

(10)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

Andrew S. Marsh
Executive Vice President and Chief Financial Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Executive Vice President and Chief Financial Officer would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2013:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control	Termination Related to a Change in Control
Severance Payment(2)	—	—	—	—	—	—	—	$2,093,000
Performance Units:(3)
2012-2014 Performance Unit Program	—	—	—	—	$168,361	$168,361	—	$319,514
2013-2015 Performance Unit Program	—	—	—	—	$156,973	$156,973	—	$319,514
Unvested Stock Options(4)	—	—	—	—	$—	$—	—	$—
Unvested Restricted Stock(5)	—	—	—	—	$133,876	$133,876	—	$355,972
Medical and Dental Benefits(6)	—	—	—	—	—	—	—	$25,614
280G Tax Gross-up(8)	—	—	—	—	—	—	—	—

(1)
In addition to the payments and benefits in the table, if Mr. Marsh's employment were terminated under certain conditions relating to a change in control, Mr. Marsh also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits. For a description of the pension benefits, see "2013 Pension Benefits." If Mr. Marsh's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Marsh would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of 2.99 times the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs. For purposes of this table, a 40% target opportunity and a base salary of $500,000 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. Marsh would have forfeited his performance units for the 2012-2014 and 2013-2015 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plans, a single-sum severance payment that would not be based on any outstanding performance periods. For both the 2012-2014 performance period and the 2013-2015 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under each Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. Marsh’s severance payment was calculated by taking an average of the target performance units from the 2009-2011 Performance Unit Program (4,800 units) and the 2010-2012 Performance Unit Program (5,300 units). This average number of units (5,050 units) multiplied by the closing price of Entergy stock on December 31, 2013 ($63.27) would equal a severance payment of $319,514 for the forfeited performance units.

In the event of Mr. Marsh’s death or disability not related to a change in control, Mr. Marsh would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Marsh's awards were calculated as follows:

2012 - 2014 Plan - 2,661 (24/36*3,992) performance units at target, assuming a stock price of $63.27
2013 - 2015 Plan - 2,481 (12/36*7,442)) performance units at target, assuming a stock price of $63.27

(4)
In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Marsh’s unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Marsh exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2013, and the applicable exercise price of each option share. As of December 31, 2013, the closing stock price of Mr. Marsh’s unvested options fell below the exercise prices and accordingly are considered “underwater” and are excluded from the table.

(5)
In the event of his death or disability, Mr. Marsh would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock). The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of his death or disability. In the event of his qualifying termination related to a change in control, Mr. Marsh would immediately vest in all unvested restricted stock.

(6)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Marsh would be eligible to receive company-subsidized COBRA benefits for 18 months.

(7)	As of December 31, 2013, compensation and benefits available to Mr. Marsh under this scenario are substantially the same as available with a voluntary resignation.

(8)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

Phillip R. May, Jr.
President & CEO, Entergy Gulf States Louisiana and Entergy Louisiana

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Gulf States Louisiana and Entergy Louisiana would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2013:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control	Termination Related to a Change in Control
Severance Payment(2)	—	—	—	—	—	—	—	$924,000
Performance Units:(3)
2012-2014 Performance Unit Program	—	—	—	—	$87,502	$87,502	—	$132,867
2013-2015 Performance Unit Program	—	—	—	—	$62,637	$62,637	—	$132,867
Unvested Stock Options(4)	—	—	—	—	$—	$—	—	$—
Unvested Restricted Stock(5)	—	—	—	—	$71,432	$71,432	—	$167,610
Medical and Dental Benefits(6)	—	—	—	—	—	—	—	$25,614
280G Tax Gross-up(8)	—	—	—	—	—	—	—	—

(1)
In addition to the payments and benefits in the table, if Mr. May's employment were terminated under certain conditions relating to a change in control, Mr. May also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits. For a description of the pension benefits, see "2013 Pension Benefits." If Mr. May's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. May would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of two times the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs. For purposes of this table, a 40% target opportunity and a base salary of $330,000 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. May would have forfeited his performance units for the 2012-2014 and 2013-2015 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods. For both the 2012-2014 performance period and the 2013-2015 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under each Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. May’s severance payment was calculated by taking an average of the target performance units from the 2009-2011 Performance Unit Program (2,000 units) and the 2010-2012 Performance Unit Program (2,200 units). This average number of units (2,100 units) multiplied by the closing price of Entergy stock on December 31, 2013 ($63.27) would equal a severance payment of $132,867 for the forfeited performance units.

In the event of Mr. May’s death or disability not related to a change in control, Mr. May would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. May's awards were calculated as follows:

2012 - 2014 Plan - 1,383 (24/36*2,075) performance units at target, assuming a stock price of $63.27
2013 - 2015 Plan - 990 (12/36*2,969) performance units at target, assuming a stock price of $63.27

(4)
In the event of his death, disability or qualifying termination related to a change in control, all of Mr. May's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. May exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2013, and the applicable exercise price of each option share. As of December 31, 2013, the closing stock price of Mr. May’s unvested options fell below the exercise prices and accordingly are considered “underwater” and are excluded from the table.

(5)
In the event of his death or disability, Mr. May would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock). The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of his death or disability. In the event of his qualifying termination related to a change in control, Mr. May would immediately vest in all unvested restricted stock.

(6)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. May would be eligible to receive company-subsidized COBRA benefits for 18 months.

(7)	As of December 31, 2013, compensation and benefits available to Mr. May under this scenario are substantially the same as available with a voluntary resignation.

(8)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

Hugh T. McDonald
President & CEO, Entergy Arkansas

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Arkansas would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2013:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control	Termination Related to a Change in Control
Severance Payment(2)	—	—	—	—	—	—	—	$517,830
Performance Units:(3)
2012-2014 Performance Unit Program	—	—	—	$63,270	$63,270	$63,270	—	$60,107
2013-2015 Performance Unit Program	—	—	—	$40,050	$40,050	$40,050	—	$60,107
Unvested Stock Options(4)	—	—	—	$—	$—	$—	—	$—
Unvested Restricted Stock(5)	—	—	—	—	$77,063	$77,063	—	$175,975
Medical and Dental Benefits(6)	—	—	—	—	—	—	—	—
280G Tax Gross-up(8)	—	—	—	—	—	—		—

(1)
In addition to the payments and benefits in the table, if Mr. McDonald would have been eligible to retire and entitled to receive his vested pension benefits. For a description of the pension benefits available see "2013 Pension Benefits." In the event of a termination related to a change in control, pursuant to the terms of the System Executive Retirement Plan, Mr. McDonald would be eligible for subsidized early retirement even if he does not have company permission to separate from employment. If Mr. McDonald’s employment were terminated for cause, he would not receive a benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. McDonald would be entitled to receive pursuant to the System Executive Continuity Plan, a lump sum severance payment equal to the product of one time the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs. For purposes of this table, a 50% target opportunity and a base salary of $345,220 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. McDonald would have forfeited his performance units for the 2012-2014 and 2013-2015 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods. For both the 2012-2014 performance period and the 2013-2015 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under each Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. McDonald’s severance payment was calculated by taking an average of the target performance units from the 2009-2011 Performance Unit Program (900 units) and the 2010-2012 Performance Unit Program (1,000 units). This average number of units (950 units) multiplied by the closing price of Entergy stock on December 31, 2013 ($63.27) would equal a severance payment of $ $60,107 for the forfeited performance units.

In the event of Mr. McDonald’s retirement, death, or disability not related to a change in control, Mr. McDonald would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lumpsum after the completion of the performance period. For purposes of the table, the value of Mr. McDonald’s awards were calculated as follows:
2012 - 2014 Plan - 1,000 (24/36 * 1,500) performance units at target, assuming a stock price of $63.27
2013 - 2015 Plan - 633 (12/36 * 1,900) performance units at target, assuming a stock price of $63.27

(4)
In the event of his retirement, death, disability or qualifying termination related to a change in control, all of Mr. McDonald's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. McDonald exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2013, and the applicable exercise price of each option share. As of December 31, 2013, the closing stock price of Mr. McDonald’s unvested options fell below the exercise prices and accordingly are considered “underwater” and are excluded from the table.

(5)
In the event of his death or disability, Mr. McDonald would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock). The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of his death or disability. In the event of his qualifying termination related to a change in control, Mr. McDonald would immediately vest in all unvested restricted stock.

(6)
Upon retirement, Mr. McDonald would be eligible for retiree medical and dental benefits, the same as all other retirees. Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. McDonald would not be eligible to receive company-subsidized COBRA benefits.

(7)
As of December 31, 2013, Mr. McDonald is retirement eligible and would rather retire than voluntary resign. Given that scenario, the compensation and benefits available to Mr. McDonald under retirement are substantially the same as available with a voluntary resignation.

(8)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

William M. Mohl
President, Entergy Wholesale Commodities
Former President & CEO, Entergy Gulf States Louisiana and Entergy Louisiana

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President, Entergy Wholesale Commodities would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2013:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(8)	Disability	Death	Change in Control	Termination Related to a Change in Control
Severance Payment(2)	—	—	—	—	—	—	—	$2,679,040
Performance Units:(3)
2012-2014 Performance Unit Program	—	—	—	—	$182,091	$182,091	—	$319,514
2013-2015 Performance Unit Program	—	—	—	—	$157,606	$157,606	—	$319,514
Unvested Stock Options(4)	—	—	—	—	$—	$—	—	$—
Unvested Restricted Stock(5)	—	—	—	—	$138,369	$138,369	—	$363,145
Special Severance Agreement(6)	—	—	$7,538,650	—	—	—	—	—
Medical and Dental Benefits(7)	—	—	—	—	—	—	—	$19,063
280G Tax Gross-up(9)	—	—	—	—	—	—	—	—

(1)
In addition to the payments and benefits in the table, if Mr. Mohl's employment were terminated under certain conditions relating to a change in control, Mr. Mohl also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits. For a description of the pension benefits, see "2013 Pension Benefits." If Mr. Mohl's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Mohl would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of 2.99 times the sum of (a) his annual base salary as is effect at any time within one year prior to the commencement of a of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs. For purposes of this table, a 60% target opportunity and a base salary of $560,000 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. Mohl would have forfeited his performance units for the 2012-2014 and 2013-2015 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods. For both the 2012-2014 performance period and the 2013-2015 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under each Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. Mohl’s severance payment was calculated by taking an average of the target performance units from the 2009-2011 Performance Unit Program (4,800 units) and the 2010-2012 Performance Unit Program (5,300 units). This average number of units (5,050 units) multiplied by the closing price of Entergy stock on December 31, 2013 ($63.27) would equal a severance payment of $319,514 for the forfeited performance units.

In the event of Mr. Mohl’s death or disability not related to a change in control, Mr. Mohl would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Mohl's awards were calculated as follows:
2012 - 2014 Plan - 2,878 (24/36*4,317) performance units at target, assuming a stock price of $63.27
2013 - 2015 Plan - 2,491 (12/36*7,472) performance units at target, assuming a stock price of $63.27

(4)
In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Mohl’s unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Mohl exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2013, and the applicable exercise price of each option share. As of December 31, 2013, the closing stock prices of Mr. Mohl’s unvested options fell below the exercise prices and accordingly are considered “underwater” and are excluded from the table.

(5)
In the event of his death or disability, Mr. Mohl would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock). The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of his death or disability. In the event of his qualifying termination related to a change in control, Mr. Mohl would immediately vest in all unvested restricted stock.

(6)
Pursuant to the provisions of Mr. Mohl’s retention agreement, if Mr. Mohl is terminated without cause prior to September 18, 2014, the date Mr. Mohl becomes retirement eligible, Mr. Mohl would receive a severance payment of $7,538,650, upon satisfaction of certain terms and conditions. This amount includes, in addition to a severance payment calculated on the basis of his base salary and target annual bonus, a payment of $2,200,000 plus the benefits he would be eligible for under the System Executive Retirement Plan as if he were retirement eligible reduced by any benefits payable under any of Entergy Corporation’s qualified or non-qualified retirement plans. See “Executive Compensation - Compensation Discussion And Analysis -Retention Agreements and Other Compensation Arrangements.”

(7)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Mohl would be eligible to receive company-subsidized COBRA benefits for 18 months.

(8)	As of December 31, 2013, compensation and benefits available to Mr. Mohl under this scenario are substantially the same as available with a voluntary resignation.

(9)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

Alyson M. Mount
Senior Vice President, Chief Accounting Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Senior Vice President, Chief Accounting Officer would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2013:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control	Termination Related to a Change in Control
Severance Payment(2)	—	—	—	—	—	—	—	$845,765
Performance Units:(3)
2012-2014 Performance Unit Program	—	—	—	—	$87,186	$87,186	—	$132,867
2013-2015 Performance Unit Program	—	—	—	—	$63,270	$63,270	—	$132,867
Unvested Stock Options(4)	—	—	—	—	$—	$—	—	$—
Unvested Restricted Stock(5)	—	—	—	—	$85,035	$85,035	—	$207,074
Medical and Dental Benefits(6)	—	—	—	—	—	—	—	$8,518
280G Tax Gross-up(8)	—	—	—	—	—	—	—	—

(1)
In addition to the payments and benefits in the table, if Ms. Mount's employment were terminated under certain conditions relating to a change in control, Ms. Mount also would have been entitled to receive her vested pension benefits and would have been eligible for early retirement benefits. For a description of the pension benefits, see "2013 Pension Benefits." If Ms. Mount's employment were terminated for cause, she would forfeit her benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Ms. Mount would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of 2.00 times the sum of (a) her annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) her annual incentive, calculated using the average annual target opportunity under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs. For purposes of this table, a 48% target opportunity and a base salary of $286,700 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Ms. Mount would have forfeited her performance units for the 2012-2014 and 2013-2015 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods. For both the 2012-2014 performance period and the 2013-2015 performance period, the payment would have been calculated using the average annual number of performance units she would have been entitled to receive under each Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which her termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Ms. Mount’s severance payment was calculated by taking an average of the target performance units from the 2009-2011 Performance Unit Program (2,000 units) and the 2010-2012 Performance Unit Program (2,200 units). This average number of units (2,100 units) multiplied by the closing price of Entergy stock on December 31, 2013 ($63.27) would equal a severance payment of $132,867 for the forfeited performance units.

In the event of Ms. Mount’s death or disability not related to a change in control, Ms. Mount would not have forfeited her performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on her number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Ms. Mount's awards were calculated as follows:

2012 - 2014 Plan - 1,378 (24/36*2,067) performance units at target, assuming a stock price of $63.27
2013 - 2015 Plan - 1,000 (12/36*3,000) performance units at target, assuming a stock price of $63.27

(4)
In the event of her death, disability or qualifying termination related to a change in control, all of Ms. Mount's unvested stock options would immediately vest. In addition, she would be entitled to exercise her stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Ms. Mount exercised her options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2013, and the applicable exercise price of each option share. As of December 31, 2013, the closing stock price of Ms. Mount’s unvested options fell below the exercise prices and accordingly are considered “underwater” and are excluded from the table.

(5)
In the event of her death or disability, Ms. Mount would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock). The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of her death or disability. In the event of her qualifying termination related to a change in control, Ms. Mount would immediately vest in all unvested restricted stock.

(6)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Ms. Mount would be eligible to receive company-subsidized COBRA benefits for 18 months.

(7)	As of December 31, 2013, compensation and benefits available to Ms. Mount under this scenario are substantially the same as available with a voluntary resignation.

(8)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

Sallie T. Rainer
President & CEO, Entergy Texas

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President & CEO, Entergy Texas would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2013:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control	Termination Related to a Change in Control
Severance Payment(2)	—	—	—	—	—	—	—	$392,850
Performance Units:(3)
2012-2014 Performance Unit Program	—	—	—	—	$54,475	$54,475	—	$60,107
2013-2015 Performance Unit Program	—	—	—	—	$40,050	$40,050	—	$60,107
Unvested Stock Options(4)	—	—	—	—	$—	$—	—	$—
Unvested Restricted Stock(5)	—	—	—	—	$68,015	$68,015	—	$166,202
Medical and Dental Benefits(6)	—	—	—	—	—	—	—	$17,076
280G Tax Gross-up(8)	—	—	—	—	—	—	—	—

(1)
In addition to the payments and benefits in the table, if Ms. Rainer's employment were terminated under certain conditions relating to a change in control, Ms. Rainer also would have been entitled to receive her vested pension benefits and would have been eligible for early retirement benefits. For a description of the pension benefits, see "2013 Pension Benefits." If Ms. Rainer's employment were terminated for cause, she would forfeit her benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Ms. Rainer would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of 1.00 times the sum of (a) her annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) her annual incentive, calculated using the average annual target opportunity under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs. For purposes of this table, a 40% target opportunity and a base salary of $291,000 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Ms. Rainer would have forfeited her performance units for the 2012-2014 and 2013-2015 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods. For both the 2012-2014 performance period and the 2013-2015 performance period, the payment would have been calculated using the average annual number of performance units she would have been entitled to receive under each Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which her termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Ms. Rainer’s severance payment was calculated by taking an average of the target performance units from the 2009-2011 Performance Unit Program (900 units) and the 2010-2012 Performance Unit Program (1,000 units). This average number of units (950 units) multiplied by the closing price of Entergy stock on December 31, 2013 ($63.27) would equal a severance payment of $60,107 for the forfeited performance units.

In the event of Ms. Rainer’s death or disability not related to a change in control, Ms. Rainer would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on her number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Ms. Rainer's awards were calculated as follows:

2012 - 2014 Plan - 861 (24/36 * 1,292) performance units at target, assuming a stock price of $63.27
2013 - 2015 Plan - 633 (12/36 * 1,900) performance units at target, assuming a stock price of $63.27

(4)
In the event of her death, disability or qualifying termination related to a change in control, all of Ms. Rainer's unvested stock would immediately vest. In addition, she would be entitled to exercise any unexercised options during a ten-year term extending from the grant date of the options. For purposes of this table, we assumed that Ms. Rainer exercised her options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2013, and the exercise price of each option share. As of December 31, 2013, the closing stock price of Ms. Rainer’s unvested options fell below the exercise prices and accordingly are considered “underwater” and are excluded from the table.

(5)
In the event of her death or disability, Ms. Rainer would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock). The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of her death or disability. In the event of her qualifying termination related to a change in control, Ms. Rainer would immediately vest in all unvested restricted stock.

(6)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Ms. Rainer would be eligible to receive company-subsidized COBRA benefits for 12 months.

(7)	As of December 31, 2013, compensation and benefits available to Ms. Rainer under this scenario are substantially the same as available with a voluntary resignation.

(8)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

Charles L. Rice, Jr.
President & CEO, Entergy New Orleans

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the President and CEO, Entergy New Orleans would have been entitled to receive as a result of a termination of his employment under various scenarios as of December 31, 2013:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(7)	Disability	Death	Change in Control	Termination Related to a Change in Control
Severance Payment(2)	—	—	—	—	—	—	—	$360,001
Performance Units:(3)
2012-2014 Performance Unit Program	—	—	—	—	$63,270	$63,270	—	$60,107
2013-2015 Performance Unit Program	—	—	—	—	$40,050	$40,050	—	$60,107
Unvested Stock Options(4)	—	—	—	—	$—	$—	—	$—
Unvested Restricted Stock(5)	—	—	—	—	$61,878	$61,878	—	$144,865
Medical and Dental Benefits(6)	—	—	—	—	—	—	—	$900
280G Tax Gross-up(8)	—	—	—	—	—	—	—	—

(1)
In addition to the payments and benefits in the table, if Mr. Rice's employment were terminated under certain conditions relating to a change in control, Mr. Rice also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits. For a description of the pension benefits, see "2013 Pension Benefits." If Mr. Rice's employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. Rice would be entitled to receive pursuant to the System Executive Continuity Plan, a lump sum severance payment equal to the product of one time the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs. For purposes of this table, a 40% target opportunity and a base salary of $257,144 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. Rice would have forfeited his performance units for the 2012-2014 and 2013-2015 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods. For both the 2012-2014 performance period and the 2013-2015 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under each Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. Rice’s severance payment was calculated by taking an average of the target performance units from the 2009-2011 Performance Unit Program (900 units) and the 2010-2012 Performance Unit Program (1,000 units). This average number of units (950 units) multiplied by the closing price of Entergy stock on December 31, 2013 ($63.27) would equal a severance payment of $60,107 for the forfeited performance units.

In the event of Mr. Rice’s death or disability not related to a change in control, Mr. Rice would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Rice’s awards were calculated as follows:

2012 - 2014 Plan - 1,000 (24/36 * 1,500) performance units at target, assuming a stock price of $63.27
2013 - 2015 Plan - 633 (12/36 * 1,900) performance units at target, assuming a stock price of $63.27

(4)
In the event of his death, disability or qualifying termination related to a change in control, all of Mr. Rice's unvested stock options would immediately vest. In addition, he would be entitled to exercise his stock options for the remainder of the ten-year extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Rice exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2013, and the applicable exercise price of each option share. As of December 31, 2013, the closing stock price of Mr. Rice’s unvested options fell below the exercise prices and accordingly are considered “underwater” and are excluded from the table.

(5)
In the event of his death or disability, Mr. Rice would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock). The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of his death or disability. In the event of his qualifying termination related to a change in control, Mr. Rice would immediately vest in all unvested restricted stock.

(6)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Rice would be eligible to receive company-subsidized COBRA benefits for 12 months.

(7)	As of December 31, 2013, compensation and benefits available to Mr. Rice under this scenario are substantially the same as available with a voluntary resignation.

(8)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

Roderick K. West
Executive Vice President & Chief Administrative Officer

The following table shows certain payments and benefits, excluding vested or earned awards and benefits, which the Executive Vice President & Chief Administrative Officer would have been entitled to receive as a result of a termination of her employment under various scenarios as of December 31, 2013:

Benefits and Payments Upon Termination(1)	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement(8)	Disability	Death	Change in Control	Termination Related to a Change in Control
Severance Payment(2)	—	—	—	—	—	—	—	$3,114,488
Performance Units:(3)
2012-2014 Performance Unit Program	—	—	—	—	$227,772	$227,772	—	$319,514
2013-2015 Performance Unit Program	—	—	—	—	$160,263	$160,263	—	$319,514
Unvested Stock Options(4)	—	—	—	—	$—	$—	—	$—
Unvested Restricted Stock(5)	—	—	—	—	$255,854	$255,854	—	$592,560
Unvested Restricted Units(6)	—	—	$1,328,670	—	$—	$—	—	$1,328,670
Medical and Dental Benefits(7)	—	—	—	—	$—	$—	—	$25,614
280G Tax Gross-up(9)	—	—	—	—	—	—	—	—

(1)
In addition to the payments and benefits in the table, if Mr. West’s employment were terminated under certain conditions relating to a change in control, Mr. West also would have been entitled to receive his vested pension benefits and would have been eligible for early retirement benefits. For a description of the pension benefits, see “2013 Pension Benefits.” If Mr. West’s employment were terminated for cause, he would forfeit his benefit under the System Executive Retirement Plan.

(2)
In the event of a qualifying termination related to a change in control, Mr. West would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of 2.99 times the sum of (a) his annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) his annual incentive, calculated using the average annual target opportunity under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the participant’s termination occurs. For purposes of this table, a 70% target opportunity and a base salary of $612,726 was assumed.

(3)
In the event of a qualifying termination related to a change in control, Mr. West would have forfeited his performance units for the 2012-2014 and 2013-2015 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plan, a single-sum severance payment that would not be based on any outstanding performance periods. For both the 2012-2014 performance period and the 2013-2015 performance period, the payment would have been calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. West’s severance payment was calculated by taking an average of the target performance units from the 2009-2011 Performance Unit Program (4,800 units) and the 2010-2012 Performance Unit Program (5,300 units). This average number of units (5,050 units) multiplied by the closing price of Entergy stock on December 31, 2013 ($63.27) would equal a severance payment of $319,514 for the forfeited performance units.

In the event of Mr. West’s death or disability not related to a change in control, Mr. West would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. West’s awards were calculated as follows:

2012 - 2014 Plan - 3,600 (5,400 * 24/36) performance units at target, assuming a stock price of $63.27
2013 - 2015 Plan - 2,533 (7,600 *12/36) performance units at target, assuming a stock price of $63.27

(4)
In the event of his death, disability or qualifying termination related to a change in control, all of Mr. West’s unvested stock options would immediately vest. In addition, he would be entitled to exercise any unexercised options during a ten-year term extending from the grant date of the options. For purposes of this table, we assumed that Mr. West exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2013, and the exercise price of each option share. As of December 31, 2013, the closing stock price of Mr. West’s unvested options fell below the exercise prices and accordingly are considered “underwater” and are excluded from the table.

(5)
In the event of his death or disability, Mr. West would immediately vest in a pro-rated portion of the unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock). The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of his death or disability. In the event of his qualifying termination related to a change in control, Mr. West would immediately vest in all unvested restricted stock.

(6)
Mr. West’s 21,000 restricted units vest 100% in 2018. Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of a termination for a reason other than cause, total disability or death. The units will vest upon termination within 24 months of a change in control without cause or by Mr. West with good reason. If Mr. West voluntarily resigned or was terminated for cause, he would forfeit these units.

(7)	Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. West would be eligible to receive company-subsidized COBRA benefits for 18 months.

(8)	As of December 31, 2013, compensation and benefits available to Mr. West under this scenario are substantially the same as available with a voluntary resignation.

(9)	In December 2010, the System Executive Continuity Plan was amended to eliminate excise tax gross-up payments.

In the following sections, additional information is provided regarding certain of the scenarios described in the tables above:

Termination Related to a Change in Control

Under the System Executive Continuity Plan, the Named Executive Officers will be entitled to the benefits described in the tables above in the event of a termination related to a change in control if their employment is terminated other than for cause or if they terminate their employment for good reason, in each case within a period ending 24 months following the effective date of a change in control.

A change in control includes the following events:

•	The purchase of 30% or more of either the common stock or the combined voting power of the voting securities of Entergy Corporation;

•	the merger or consolidation of Entergy Corporation (unless Entergy Corporation's board members constitute at least a majority of the board members of the surviving entity);

•	the liquidation, dissolution or sale of all or substantially all of Entergy Corporation's assets; or

•
a change in the composition of Entergy Corporation's board such that, during any two-year period, the individuals serving at the beginning of the period no longer constitute a majority of Entergy Corporation's board at the end of the period.

Entergy Corporation may terminate a Named Executive Officer's employment for cause under the System Executive Continuity Plan if he or she:

•	willfully and continuously fails to substantially perform his or her duties after receiving a 30-day written demand for performance from the Board;

•	engages in conduct that is injurious to Entergy Corporation or any of its subsidiaries;

•	is convicted or pleads guilty or nolo contendere to a felony or other crime that materially and adversely affects his or her ability to perform his or her duties or Entergy Corporation's reputation;

•	materially violates any agreement with Entergy Corporation or any of its subsidiaries; or

•	discloses any of Entergy Corporation's confidential information without authorization.

A Named Executive Officer may terminate employment with Entergy Corporation for good reason under the System Executive Continuity Plan if, without his or her consent:

•	the nature or status of his or her duties and responsibilities is substantially altered or reduced compared to the period prior to the change in control;

•	his or her salary is reduced by 5% or more;

•	he or she is required to be based outside of the continental United States at somewhere other than the primary work location prior to the change in control;

•	any of his or her compensation plans are discontinued without an equitable replacement;

•	his or her benefits or number of vacation days are substantially reduced; or

•	his or her employment is purported to be terminated other than in accordance with the System Executive Continuity Plan.

In addition to participation in the System Executive Continuity Plan, upon the completion of a transaction resulting in a change in control of Entergy Corporation, benefits already accrued under the System Executive Retirement Plan, Pension Equalization Plan, and Supplemental Retirement Plan, if any, will become fully vested if the executive is involuntarily terminated without "Cause" or terminates employment for "Good Reason." Any awards granted under the equity ownership plans will become fully vested upon a change in control and the executive is involuntarily terminated without cause or terminates employment for good reason.  In 2010, Entergy Corporation eliminated tax gross up payments for any severance benefits paid under the System Executive Continuity Plan.

Under certain circumstances, the payments and benefits received by a Named Executive Officer pursuant to the System Executive Continuity Plan may be forfeited and, in certain cases, subject to repayment. Benefits are no longer payable under the System Executive Continuity Plan, and unvested performance units under the Performance Unit Program are subject to forfeiture, if the executive:

•	accepts employment with Entergy Corporation or any of its subsidiaries;

•	elects to receive the benefits of another severance or separation program;

•	removes, copies or fails to return any property belonging to Entergy Corporation or any of its subsidiaries;

•	discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries; or

•	violates their non-competition provision, which generally runs for two years but extends to three years if permissible under applicable law.

Furthermore, if the executive discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries or violates their non-competition provision, he or she will be required to repay any benefits previously received under the System Executive Continuity Plan.

Termination for Cause

If a Named Executive Officer's employment is terminated for "cause" (as defined in the System Executive Continuity Plans and described above under "Termination Related to a Change in Control"), he or she is generally entitled to the same compensation and separation benefits described below under "Voluntary Resignation" except that all options may no longer be exercisable.

Voluntary Resignation

If a Named Executive Officer voluntarily resigns from an Entergy System company employer, he or she is entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits (if any) and other post-employment benefits on terms consistent with those generally available to other salaried employees.  In the case of voluntary resignation, the officer would forfeit all unvested stock options, shares of restricted stock and restricted units as well as any perquisites to which he or she is entitled as an officer.  In addition, the officer would forfeit, except as described below, his or her right to receive incentive payments under any outstanding performance periods under the Long Term Performance Unit Program or the Annual Incentive Plan. If the officer resigns after the completion of an Annual Incentive Plan or Performance Unit Program performance period, he could receive a payout under the Performance Unit Program based on the outcome of the performance cycle and could, at entergy Corporation's discretion, receive an annual incentive payment under the Annual Incentive Plan. Any vested stock options held by the officer as of the separation date will expire the earlier of ten years from date of grant or 90 days from the last day of active employment.

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
Upon a Named Executive Officer’s retirement, he or she is generally entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits and other post-employment benefits consistent with those generally available to salaried employees. The annual incentive payment under the Annual Incentive Plan is pro-rated based on the actual number of days employed during the performance year in which the retirement date occurs. Similarly, payments under the Performance Unit Program for those retiring with a minimum 12 months of participation are pro-rated based on the actual full months of participation, in each outstanding performance cycle, in which the retirement date occurs. In each case, payments are delivered at the conclusion of each annual or performance cycle, consistent with the timing of payments to active participants in the Annual Incentive Plan and the Performance Unit Program, respectively. Unvested stock options issued under our equity ownership plans vest on the retirement date and expire ten years from the grant date of the options. Any restricted units held (other than those issued under the Performance Unit Program) by the executive upon his or her retirement are forfeited, and perquisites are not available following the separation date.

Disability

If a Named Executive Officer's employment is terminated due to disability, he or she generally is entitled to the same compensation and separation benefits described above under "Retirement," except that restricted units may be subject to specific disability benefits (as noted, where applicable, in the tables above).

Death

If a Named Executive Officer dies while actively employed by an Entergy System company employer, he or she generally is entitled to the same compensation and separation benefits described above under "Retirement," including:

•	all unvested stock options will vest immediately;

•	vested stock options will expire ten years from the grant date; and

•	restricted units may be subject to specific death benefits depending on the restricted unit agreement (as noted, where applicable, in the tables above).

Compensation of Directors

For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading “Director Compensation”, which information is incorporated herein by reference.  The Boards of Directors of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are comprised solely of employee directors who receive no compensation for service as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas.  The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation’s outstanding common stock is included under the heading “Stockholders Who Own at Least Five Percent” in the Proxy Statement, which information is incorporated herein by reference.  The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

The following table sets forth the beneficial ownership of Common Stock of Entergy Corporation and stock-based units as of January 31, 2014 for all directors and Named Executive Officers.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of Common Stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy Corporation
Maureen S. Bateman*	5,649	—	10,471
Leo P. Denault***	43,873	351,666	—
Kirkland H. Donald*	331	—	—
Gary W. Edwards*	1,713	—	9,451
Jeffrey S. Forbes**	10,442	98,133	59
Alexis Herman*	6,501	—	8,071
Donald C. Hintz*	3,492	20,000	9,070
J. Wayne Leonard**	484,141	1,444,200	—
Stuart L. Levenick*	5,149	—	6,302
Blanche L. Lincoln*	1,912	—	1,871
Andrew S. Marsh**	11,330	65,932	—
William M. Mohl**	11,691	58,999	—
Stewart C. Myers*	2,931	—	3,054
W. J. Tauzin*	5,049	—	6,164
Roderick K. West**	19,086	84,334	—
Steven V. Wilkinson*	6,204	—	7,698
All directors and executive
officers as a group (21 persons)	676,740	2,526,561	62,503

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy Arkansas
Theodore H. Bunting, Jr.*	13,627	88,833	—
Leo P. Denault**	43,873	351,666	—
Jeffrey S. Forbes**	10,442	98,133	59
Andrew S. Marsh*	11,330	65,932	—
Hugh T. McDonald***	14,566	53,566	—
Alyson M. Mount**	7,159	34,366	—
Mark T. Savoff*	15,510	209,333	292
Roderick K. West**	19,086	84,334	—
All directors and executive
officers as a group (10 persons)	156,543	1,056,928	351

Entergy Gulf States Louisiana
Theodore H. Bunting, Jr.*	13,627	88,833	—
Leo P. Denault**	43,873	351,666	—
Jeffrey S. Forbes**	10,442	98,133	59
Andrew S. Marsh*	11,330	65,932	—
Phillip R. May, Jr.***	10,758	41,666	10
William M. Mohl**	11,691	58,999	—
Alyson M. Mount**	7,159	34,366	—
Mark T. Savoff*	15,510	209,333	292
Roderick K. West**	19,086	84,334	—
All directors and executive
officers as a group (11 persons)	164,426	1,104,027	361

Entergy Louisiana
Theodore H. Bunting, Jr.*	13,627	88,833	—
Leo P. Denault**	43,873	351,666	—
Jeffrey S. Forbes**	10,442	98,133	59
Andrew S. Marsh*	11,330	65,932	—
Phillip R. May, Jr.***	10,758	41,666	10
William M. Mohl**	11,691	58,999	—
Alyson M. Mount**	7,159	34,366	—
Mark T. Savoff*	15,510	209,333	292
Roderick K. West**	19,086	84,334	—
All directors and executive
officers as a group (11 persons)	164,426	1,104,027	361

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy Mississippi
Theodore H. Bunting, Jr.*	13,627	88,833	—
Leo P. Denault**	43,873	351,666	—
Haley R. Fisackerly***	5,845	29,266	—
Andrew S. Marsh***	11,330	65,932	—
Alyson M. Mount**	7,159	34,366	—
Mark T. Savoff*	15,510	209,333	292
Roderick K. West**	19,086	84,334	—
All directors and executive
officers as a group (9 persons)	137,380	934,495	292

Entergy New Orleans
Theodore H. Bunting, Jr.*	13,627	88,833	—
Leo P. Denault**	43,873	351,666	—
Andrew S. Marsh***	11,330	65,932	—
Alyson M. Mount**	7,159	34,366	—
Charles L. Rice, Jr.***	4,542	7,632	—
Mark T. Savoff*	15,510	209,333	292
Roderick K. West**	19,086	84,334	—
All directors and executive
officers as a group (9 persons)	136,077	912,861	292

Entergy Texas
Theodore H. Bunting, Jr.*	13,627	88,833	—
Leo P. Denault**	43,873	351,666	—
Andrew S. Marsh***	11,330	65,932	—
Alyson M. Mount**	7,159	34,366	—
Sallie T. Rainer***	6,919	14,933	—
Mark T. Savoff*	15,510	209,333	292
Roderick K. West**	19,086	84,334	—
All directors and executive
officers as a group (9 persons)	138,454	920,162	292

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

(1)
The number of shares of Entergy Corporation common stock owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding Entergy Corporation common stock.

(2)
Represents the balances of phantom units each executive holds under the defined contribution restoration plan and the deferral provisions of the Equity Ownership Plan.  These units will be paid out in either Entergy Corporation Common Stock or cash equivalent to the value of one share of Entergy Corporation common stock per unit on the date of payout, including accrued dividends.  The deferral period is determined by the individual and is at least two years from the award of the bonus.  For directors of Entergy Corporation the phantom units are issued under the Service Recognition Program for Outside Directors.  All non-employee directors are credited with units for each year of service on the Board.  In addition, Messrs. Edwards and Hintz have deferred receipt of some of their quarterly stock grants.  The deferred shares will be settled in cash in an amount equal to the market value of Entergy Corporation common stock at the end of the deferral period.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2013. Information is included for equity compensation plans approved by the stockholders and equity compensation plans not approved by the stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,639,849	$80.06	4,859,094
Equity compensation plans not approved by security holders(2)	—	—	—
Total	9,639,849	$80.06	4,859,094

(1)
Includes the Equity Ownership Plan, which was approved by the shareholders on May 15, 1998, the 2007 Equity Ownership Plan and the 2011 Equity Ownership Plan.  The 2007 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 12, 2006, and 7,000,000 shares of Entergy Corporation common stock can be issued, with no more than 2,000,000 shares available for non-option grants.  The 2011 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 6, 2011, and 5,500,000 shares of Entergy Corporation common stock can be issued from the 2011 Equity Ownership Plan, with no more than 2,000,000 shares available for incentive stock option grants.  The Equity Ownership Plan, the 2007 Equity Ownership Plan and the 2011 Equity Ownership Plan (the “Plans”) are administered by the Personnel Committee of the Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors).  Eligibility under the Plans is limited to the non-employee directors and to the officers and employees of an Entergy System employer and any corporation 80% or more of whose stock (based on voting power) or value is owned, directly or indirectly, by Entergy Corporation.  The Plans provide for the issuance of stock options, restricted shares, equity awards (units whose value is related to the value of shares of the Common Stock but do not represent actual shares of Common Stock), performance awards (performance shares or units valued by reference to shares of Common Stock or performance units valued by reference to financial measures or property other than Common Stock) and other stock-based awards.

(2)
Entergy has a Board-approved stock-based compensation plan. However, effective May 9, 2003, the Board has directed that no further awards be issued under that plan. As of December 31, 2013, all options outstanding under the plan were either exercised or expired.

Item 13.  Certain Relationships and Related Transactions and Director Independence

For information regarding certain relationships, related transactions and director independence of Entergy Corporation, see the Proxy Statement under the headings “Corporate Governance - Director Independence” and “Transactions with Related Persons,” which information is incorporated herein by reference.

Since December 31, 2011, none of the Subsidiaries or any of their affiliates has participated in any transaction involving an amount in excess of $120,000 in which any director or executive officer of any of the Subsidiaries, any nominee for director, or any immediate family member of the foregoing had a material interest as contemplated by Item 404(a) of Regulation S-K (“Related Party Transactions”).

Entergy Corporation’s Board of Directors has adopted written policies and procedures for the review, approval or ratification of Related Party Transactions.  Under these policies and procedures, the Corporate Governance Committee, or a subcommittee of the Board of Directors of Entergy Corporation composed of independent directors, reviews the transaction and either approves or rejects the transaction after taking into account the following factors:

•	Whether the proposed transaction is on terms at least as favorable to Entergy Corporation or the subsidiary as those achievable with an unaffiliated third party;

•	Size of transaction and amount of consideration;

•	Nature of the interest;

•	Whether the transaction involves a conflict of interest;

•	Whether the transaction involves services available from unaffiliated third parties; and

•	Any other factors that the Corporate Governance Committee or subcommittee deems relevant.

The policy does not apply to (a) compensation and Related Party Transactions involving a director or an executive officer solely resulting from that person’s service as a director or employment with the Company so long as the compensation is approved by Entergy’s Board of Directors, (b) transactions involving the rendering of services as a public utility at rates or charges fixed in conformity with law or governmental authority or (c) any other categories of transactions currently or in the future excluded from the reporting requirements of Item 404(a) of Regulation SK.

None of the Subsidiaries are listed issuers.  As previously noted, the Boards of Directors of the Subsidiaries are composed solely of employee directors.  None of the Boards of Directors of any of the Subsidiaries has any committees.

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2013 and 2012 by Deloitte & Touche LLP were as follows:

	2013	2012
Entergy Corporation (consolidated)
Audit Fees	$9,832,698	$11,162,397
Audit-Related Fees (a)	545,000	540,000
Total audit and audit-related fees	10,377,698	11,702,397
Tax Fees (b)	—	—
All Other Fees	—	—
Total Fees (c)	$10,377,698	$11,702,397
Entergy Arkansas
Audit Fees	$985,484	$992,666
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	985,484	992,666
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$985,484	$992,666
Entergy Gulf States Louisiana
Audit Fees	$840,484	$905,666
Audit-Related Fees (a)	100,000	80,000
Total audit and audit-related fees	940,484	985,666
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$940,484	$985,666
Entergy Louisiana
Audit Fees	$985,484	$1,032,666
Audit-Related Fees (a)	100,000	80,000
Total audit and audit-related fees	1,085,484	1,112,666
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,085,484	$1,112,666

	2013	2012
Entergy Mississippi
Audit Fees	$840,484	$945,666
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	840,484	945,666
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$840,484	$945,666
Entergy New Orleans
Audit Fees	$885,484	$945,666
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	885,484	945,666
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$885,484	$945,666
Entergy Texas
Audit Fees	$1,886,280	$998,666
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,886,280	998,666
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,886,280	$998,666
System Energy
Audit Fees	$840,484	$945,666
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	840,484	945,666
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$840,484	$945,666

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.

(b)	Includes fees for tax advisory services.

(c)	100% of fees paid in 2013 and 2012 were pre-approved by the Entergy Corporation Audit Committee.

Entergy Audit Committee Guidelines for Pre-approval of Independent Auditor Services

The Audit Committee has adopted the following guidelines regarding the engagement of Entergy’s independent auditor to perform services for Entergy:

1.
The independent auditor will provide the Audit Committee, for approval, an annual engagement letter outlining the scope of services proposed to be performed during the fiscal year, including audit services and other permissible non-audit services (e.g. audit-related services, tax services, and all other services).

2.
For other permissible services not included in the engagement letter, Entergy management will submit a description of the proposed service, including a budget estimate, to the Audit Committee for pre-approval.  Management and the independent auditor must agree that the requested service is consistent with the SEC’s rules on auditor independence prior to submission to the Audit Committee.  The Audit Committee, at its discretion, will pre-approve permissible services and has established the following additional guidelines for permissible non-audit services provided by the independent auditor:

•	Aggregate non-audit service fees are targeted at fifty percent or less of the approved audit service fee.

•	All other services should only be provided by the independent auditor if it is the only qualified provider of that service or if the Audit Committee specifically requests the service.

3.	The Audit Committee will be informed quarterly as to the status of pre-approved services actually provided by the independent auditor.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)1.
Financial Statements and Independent Auditors’ Reports for Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Table of Contents.

(a)2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm (see page 531)

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

By /s/ Alyson M. Mount
Alyson M. Mount
Senior Vice President and Chief Accounting Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014

Leo P. Denault (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Maureen S. Bateman, Kirkland H. Donald, Gary W. Edwards, Alexis M. Herman, Donald C. Hintz, Stuart L. Levenick, Blanche L. Lincoln, Stewart C. Myers, W. J. Tauzin, and Steven V. Wilkinson (Directors).

By: /s/ Alyson M. Mount	February 27, 2014
(Alyson M. Mount, Attorney-in-fact)

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

By /s/ Alyson M. Mount
Alyson M. Mount
Senior Vice President and Chief Accounting Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2014

Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr., Andrew S. Marsh, and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 27, 2014
(Alyson M. Mount, Attorney-in-fact)

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

By /s/ Alyson M. Mount
Alyson M. Mount
Senior Vice President and Chief Accounting Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2014

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr., Andrew S. Marsh, and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 27, 2014
(Alyson M. Mount, Attorney-in-fact)

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

By /s/ Alyson M. Mount
Alyson M. Mount
Senior Vice President and Chief Accounting Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2014

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr., Andrew S. Marsh, and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 27, 2014
(Alyson M. Mount, Attorney-in-fact)

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

By /s/ Alyson M. Mount
Alyson M. Mount
Senior Vice President and Chief Accounting Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2014

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr., Andrew S. Marsh, and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 27, 2014
(Alyson M. Mount, Attorney-in-fact)

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

By /s/ Alyson M. Mount
Alyson M. Mount
Senior Vice President and Chief Accounting Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2014

Charles L. Rice, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr., Andrew S. Marsh, and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 27, 2014
(Alyson M. Mount, Attorney-in-fact)

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

By /s/ Alyson M. Mount
Alyson M. Mount
Senior Vice President and Chief Accounting Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and acting Principal Financial Officer)	February 27, 2014

Sallie T. Rainer (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Theodore H. Bunting, Jr., Andrew S. Marsh, and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 27, 2014
(Alyson M. Mount, Attorney-in-fact)

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

By /s/ Alyson M. Mount
Alyson M. Mount
Senior Vice President and Chief Accounting Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014

Jeffrey S. Forbes (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Wanda C. Curry (Vice President, Chief Financial Officer - Nuclear Operations; Principal Financial Officer); Andrew S. Marsh and Steven C. McNeal (Directors).

By: /s/ Alyson M. Mount	February 27, 2014
(Alyson M. Mount, Attorney-in-fact)

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-190911 on Form S-3, Post -Effective Amendments Nos. 3 and 5A on Form S-8 to Registration Statement No. 33-54298 on Form S-4, and in Registration Statements Nos. 333-55692, 333-68950, 333-75097, 333-90914, 333-98179, 333-140183, 333-142055, 333-168664, 333-174148, and 333-183090 on Form S-8 of our reports dated February 27, 2014, relating to the consolidated financial statements and financial statement schedule of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2013.

We consent to the incorporation by reference in Registration Statement No. 333-190911-02 on Form S-3 of our reports dated February 27, 2014, relating to the consolidated financial statements and financial statement schedule of Entergy Arkansas, Inc. and Subsidiaries, and the effectiveness of Entergy Arkansas, Inc. and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2013.

We consent to the incorporation by reference in Registration Statement No. 333-190911-01 on Form S-3 of our reports dated February 27, 2014, relating to the financial statements and financial statement schedule of Entergy Gulf States Louisiana, L.L.C., and the effectiveness of Entergy Gulf States Louisiana, L.L.C.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Gulf States Louisiana, L.L.C. for the year ended December 31, 2013.

We consent to the incorporation by reference in Registration Statement No. 333-190911-07 on Form S-3 of our reports dated February 27, 2014, relating to the consolidated financial statements and financial statement schedule of Entergy Louisiana, LLC and Subsidiaries, and the effectiveness of Entergy Louisiana, LLC and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10‑K of Entergy Louisiana, LLC for the year ended December 31, 2013.

We consent to the incorporation by reference in Registration Statement No. 333-190911-06 on Form S-3 of our reports dated February 27, 2014, relating to the financial statements and financial statement schedule of Entergy Mississippi, Inc., and the effectiveness of Entergy Mississippi, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2013.

We consent to the incorporation by reference in Registration Statement No. 333-190911-05 on Form S-3 of our reports dated February 27, 2014, relating to the financial statements and financial statement schedule of Entergy New Orleans, Inc., and the effectiveness of Entergy New Orleans, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. for the year ended December 31, 2013.

We consent to the incorporation by reference in Registration Statement No. 333-190911-04 on Form S-3 of our reports dated February 27, 2014, relating to the consolidated financial statements and financial statement schedule of Entergy Texas, Inc. and Subsidiaries, and the effectiveness of Entergy Texas, Inc. and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. for the year ended December 31, 2013.

We consent to the incorporation by reference in Registration Statement No. 333-190911-03 on Form S-3 of our reports dated February 27, 2014, relating to the financial statements of System Energy Resources, Inc., and the effectiveness of System Energy Resources, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2013.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
Entergy Arkansas, Inc. and Subsidiaries
Entergy Mississippi, Inc.
Entergy New Orleans, Inc.
Entergy Texas, Inc. and Subsidiaries

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana, LLC and Subsidiaries

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries, Entergy Arkansas, Inc. and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, and Entergy Texas, Inc. and Subsidiaries, and we have also audited the financial statements of Entergy Gulf States Louisiana, L.L.C., Entergy Mississippi, Inc., and Entergy New Orleans, Inc. (collectively the “Companies”) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the respective Companies’ internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 27, 2014; such financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the respective Companies’ managements. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 27, 2014

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2013	$31,956	$2,355	$—	$34,311
2012	$31,159	$2,448	$1,651	$31,956
2011	$31,777	$512	$1,130	$31,159
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2013	$28,343	$1,770	$—	$30,113
2012	$26,155	$2,188	$—	$28,343
2011	$24,402	$1,753	$—	$26,155
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2013	$711	$198	$—	$909
2012	$843	$123	$255	$711
2011	$1,306	($235)	$228	$843
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2013	$867	$98	$—	$965
2012	$1,147	$121	$401	$867
2011	$1,961	($453)	$361	$1,147
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY MISSISSIPPI, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2013	$910	($4)	$—	$906
2012	$756	$154	$—	$910
2011	$985	($229)	$—	$756
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY NEW ORLEANS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2013	$446	$528	$—	$974
2012	$465	$12	$31	$446
2011	$734	($241)	$28	$465
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2013	$680	($237)	$—	$443
2012	$1,461	($21)	$760	$680
2011	$2,185	($212)	$512	$1,461
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

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

Some of the agreements included or incorporated by reference as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from the standard of “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

Entergy acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading.

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Gulf States Louisiana

(b) 1 --	Plan of Merger of Entergy Gulf States, Inc. effective December 31, 2007 (2(ii) to Form 8-K15D5 filed January 7, 2008 in 333-148557).

(3) Articles of Incorporation and By-laws

Entergy Corporation

(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated October 10, 2006 (3(a) to Form 10-Q for the quarter ended September 30, 2006).

(a) 2 --	By-Laws of Entergy Corporation as amended February 12, 2007, and as presently in effect (3(ii) to Form 8-K filed February 16, 2007 in 1-11299).

System Energy

(b) 1 --	Amended and Restated Articles of Incorporation of System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Articles of Amendment and Restatement for the Second Amended and Restated Articles of Incorporation of Entergy Arkansas, effective August 19, 2009 (3 to Form 8-K filed August 24, 2009 in 1-10764).

(c) 2 --	By-Laws of Entergy Arkansas effective November 26, 1999, and as presently in effect (3(ii)(c) to Form 10-K for the year ended December 31, 1999 in 1-10764).

Entergy Gulf States Louisiana

(d) 1 --	Articles of Organization of Entergy Gulf States Louisiana effective December 31, 2007 (3(i) to Form 8-K15D5 filed January 7, 2008 in 333-148557).

(d) 2 --	Operating Agreement of Entergy Gulf States Louisiana, effective as of December 31, 2007 (3(ii) to Form 8-K15D5 filed January 7, 2008 in 333-148557).

Entergy Louisiana

(e) 1 --	Articles of Organization of Entergy Louisiana effective December 31, 2005 (3(c) to Form 8-K filed January 6, 2006 in 1-32718).

(e) 2 --	Regulations of Entergy Louisiana effective December 31, 2005, and as presently in effect (3(d) to Form 8-K filed January 6, 2006 in 1-32718).

Entergy Mississippi

(f) 1 --	Second Amended and Restated Articles of Incorporation of Entergy Mississippi, effective July 21, 2009 (99.1 to Form 8-K filed July 27, 2009 in 1-31508).

(f) 2 --	By-Laws of Entergy Mississippi effective November 26, 1999, and as presently in effect (3(ii)(f) to Form 10-K for the year ended December 31, 1999 in 0-320).

Entergy New Orleans

(g) 1 --	Amended and Restated Articles of Incorporation of Entergy New Orleans, effective May 8, 2007 (3(a) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

(g) 2 --	Amended By-Laws of Entergy New Orleans effective May 8, 2007, and as presently in effect (3(b) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

Entergy Texas

(h) 1 --	Certificate of Formation of Entergy Texas, effective December 31, 2007 (3(i) to Form 10 filed March 14, 2008 in 000-53134).

(h) 2 --	Bylaws of Entergy Texas effective December 31, 2007 (3(ii) to Form 10 filed March 14, 2008 in 000-53134).

(4)Instruments Defining Rights of Security Holders, Including Indentures

Entergy Corporation

(a) 1 --
See (4)(b) through (4)(h) below for instruments defining the rights of holders of long-term debt of System Energy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.

(a) 2 --
Credit Agreement ($3,500,000,000), dated as of March 9, 2012, among Entergy Corporation, as borrower, the Banks named therein (Citibank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Union Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, Bank of the West, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, National Cooperative Services Corporation, and The Northern Trust Company), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.1 to Form 8-K filed March 14, 2012 in 1-11299).

(a) 3 --	Indenture (For Unsecured Debt Securities), dated as of September 1, 2010, between Entergy Corporation and Wells Fargo Bank, National Association (4.01 to Form 8-K filed September 16, 2010 in 1-11299).

(a) 4 --	Officer’s Certificate for Entergy Corporation relating to 3.625% Senior Notes due September 15, 2015 (4.02(a) to Form 8-K filed September 16, 2010 in 1-11299).

(a) 5 --	Officer’s Certificate for Entergy Corporation relating to 5.125% Senior Notes due September 15, 2020 (4.02(b) to Form 8-K filed September 16, 2010 in 1-11299).

(a) 6 --	Officer’s Certificate for Entergy Corporation relating to 4.70% Senior Notes due January 15, 2017 (4.02 to Form 8-K filed January 13, 2012 in 1-11299).

*(a) 7 --	Officer’s Certificate for Entergy Corporation relating to 4.50% Senior Note due December 16, 2028.

System Energy

(b) 1 --
Mortgage and Deed of Trust, dated as of June 15, 1977, as amended by twenty-four Supplemental Indentures (A-1 in 70-5890 (Mortgage); B and C to Rule 24 Certificate in 70-5890 (First); B to Rule 24 Certificate in 70-6259 (Second); 20(a)-5 to Form 10-Q for the quarter ended June 30, 1981 in 1-3517 (Third); A-1(e)-1 to Rule 24 Certificate in 70-6985 (Fourth); B to Rule 24 Certificate in 70-7021 (Fifth); B to Rule 24 Certificate in 70-7021 (Sixth); A-3(b) to Rule 24 Certificate in 70-7026 (Seventh); A-3(b) to Rule 24 Certificate in 70-7158 (Eighth); B to Rule 24 Certificate in 70-7123 (Ninth); B-1 to Rule 24 Certificate in 70-7272 (Tenth); B-2 to Rule 24 Certificate in 70-7272 (Eleventh); B-3 to Rule 24 Certificate in 70-7272 (Twelfth); B-1 to Rule 24 Certificate in 70-7382 (Thirteenth); B-2 to Rule 24 Certificate in 70-7382 (Fourteenth); A-2(c) to Rule 24 Certificate in 70-7946 (Fifteenth); A-2(c) to Rule 24 Certificate in 70-7946 (Sixteenth); A-2(d) to Rule 24 Certificate in 70-7946 (Seventeenth); A-2(e) to Rule 24 Certificate dated May 4, 1993 in 70-7946 (Eighteenth); A-2(g) to Rule 24 Certificate dated May 6, 1994 in 70-7946 (Nineteenth); A-2(a)(1) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twentieth); A-2(a)(2) to Rule 24 Certificate dated August 8, 1996 in 70-8511 (Twenty-first); A-2(a) to Rule 24 Certificate filed October 4, 2002 in 70-9753 (Twenty-second); 4(b) to Form 10-Q for the quarter ended September 30, 2007 in 1-9067 (Twenty-third); and 4.42 to Form 8-K dated September 25, 2012 in 1-9067 (Twenty-fourth)).

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

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by seventy-four Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third); 7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth); 4(a)-6 in 2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8 in 2-11043 (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D in 70-4099 (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913 (Fifteenth); 2(c) in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in 70-5151 (Twenty-second); C-1 to Rule 24 Certificate in 70-5257 (Twenty-third); C to Rule 24 Certificate in 70-5343 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404 (Twenty-fifth); C to Rule 24 Certificate in 70-5502 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174 (Thirtieth); C-1 to Rule 24 Certificate in 70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in 70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127 (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth); 4(a) to Form 10-Q for the quarter ended September 30, 2001 in 1-10764 (Fifty-sixth); C-2(a) to Form U5S for the year ended December 31, 2001 (Fifty-seventh); 4(c)1 to Form 10-K for the year December 31, 2002 in 1-10764 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Fifty-ninth); 4(f) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixtieth); 4(h) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixty-first); 4(e) to Form 10-Q for the quarter ended September 30, 2004 in 1-10764 (Sixty-second); 4(c)1 to Form 10-K for the year December 31, 2004 in 1-10764 (Sixty-third); C-2(a) to Form U5S for the year ended December 31, 2004 (Sixty-fourth); 4(c) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-fifth);  4(a) to Form 10-Q for the quarter ended June 30, 2006 in 1-10764 (Sixty-sixth); 4(b) to Form 10-Q for the quarter ended June 30, 2008 in 1-10764 (Sixty-seventh); 4(c)1 to Form 10-K for the year ended December 31, 2008 in 1-10764 (Sixty-eighth); 4.06 to Form 8-K dated October 8, 2010 in 1-10764 (Sixty-ninth); 4.06 to Form 8-K dated November 12, 2010 in 1-10764 (Seventieth); 4.06 to Form 8-K dated December 13, 2012 in 1-10764 (Seventy-first); 4(e) to Form 8-K dated January 9, 2013 in 1-10764 (Seventy-second); 4.06 to Form 8-K dated May 30, 2013 in 1-10764 (Seventy-third); 4.06 to Form 8-K dated June 4, 2013 in 1-10764 (Seventy-fourth); and 4.02 to Form 8-K dated July 26, 2013 in 1-10764 (Seventy-fifth)).

(c) 2 --
Credit Agreement ($150,000,000), dated as of March 9, 2012, among Entergy Arkansas, Inc., as borrower, the Banks named therein (Citibank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Union Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.2 to Form 8-K filed March 14, 2012 in 1-10764).

(c) 3 --
Credit Agreement ($250,000,000), dated as of July 26, 2013, among Entergy Arkansas, Inc., as borrower, the Banks named therein (Canadian Imperial Bank of Commerce, New York Agency, SunTrust Bank, and Union Bank, N.A.), and Wells Fargo Bank, National Association, as Administrative Agent (4.01 to Form 8-K filed July 26, 2013 in 1-10764).

Entergy Gulf States Louisiana

(d) 1 --
Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-27031 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-27031 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-27031 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-27031 (Fifth-fourth); 4 to Form 10-K dated  December 31, 1992 in 1-27031 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-27031 (Fifty-sixth); 4-2 to Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); A-2(a) to Rule 24 Certificate dated June 23, 2000 in 70-8721 (Fifty-ninth); A-2(a) to Rule 24 Certificate dated September 10, 2001 in 70-9751 (Sixtieth); A-2(b) to Rule 24 Certificate dated November 18, 2002 in 70-9751 (Sixty-first); A-2(c) to Rule 24 Certificate dated December 6, 2002 in 70-9751 (Sixty-second); A-2(d) to Rule 24 Certificate dated June 16, 2003 in 70-9751 (Sixty-third); A-2(e) to Rule 24 Certificate dated June 27, 2003 in 70-9751 (Sixty-fourth); A-2(f) to Rule 24 Certificate dated July 11, 2003 in 70-9751 (Sixty-fifth); A-2(g) to Rule 24 Certificate dated July 28, 2003 in 70-9751 (Sixty-sixth); A-3(i) to Rule 24 Certificate dated November 4, 2004 in 70-10158 (Sixty-seventh); A-3(ii) to Rule 24 Certificate dated November 23, 2004 in 70-10158 (Sixty-eighth); A-3(iii) to Rule 24 Certificate dated February 16, 2005 in 70-10158 (Sixty-ninth); A-3(iv) to Rule 24 Certificate dated June 2, 2005 in 70-10158 (Seventieth); A-3(v) to Rule 24 Certificate dated July 21, 2005 in 70-10158 (Seventy-first); A-3(vi) to Rule 24 Certificate dated October 7, 2005 in 70-10158 (Seventy-second); A-3(vii) to Rule 24 Certificate dated December 19, 2005 in 70-10158 (Seventy-third); 4(a) to Form 10-Q for the quarter ended March 31, 2006 in 1-27031 (Seventy-fourth); 4(iv) to Form 8-K15D5 dated January 7, 2008 in 333-148557 (Seventy-fifth); 4(a) to Form 10-Q for the quarter ended June 30, 2008 in 333-148557 (Seventy-sixth); 4(a) to Form 10-Q for the quarter ended September 30, 2009 in 0-20371 (Seventy-seventh); 4.07 to Form 8-K dated October 1, 2010 in 0-20371 (Seventy-eighth); 4(c) to Form 8-K filed October 12, 2010 in 0-20371 (Seventy-ninth); and 4(f) to Form 8-K filed October 12, 2010 in 0-20371 (Eightieth)).

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

(d) 4 --
Assumption Agreement, dated as of May 30, 2008, among Entergy Texas, Inc., Entergy Gulf States Louisiana, L.L.C. and Citibank, N.A., as administrative agent (10(a) to Form 10-Q for the quarter ended March 31, 2008 in 0-53134).

(d) 5 --
Credit Agreement ($150,000,000), dated as of March 9, 2012, among Entergy Gulf States Louisiana, L.L.C., as borrower, the Banks named therein (Citibank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Union Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.3 to Form 8-K filed March 14, 2012 in 0-20371).

Entergy Louisiana

(e) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by seventy-eight Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c) in 2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4 in 2-12264 (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c) in 2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10 in 2-26911 (Tenth); 2(c) in 2-28123 (Eleventh); 2(c) in 2-34659 (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to Rule 24 Certificate in 70-5242 (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth); C-1 to Rule 24 Certificate in 70-5449 (Nineteenth); C-1 to Rule 24 Certificate in 70-5550 (Twentieth); A-6(a) to Rule 24 Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919 (Twenty-third); C-1 to Rule 24 Certificate in 70-6102 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169 (Twenty-fifth); C-1 to Rule 24 Certificate in 70-6278 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6635 (Thirtieth); C-1 to Rule 24 Certificate in 70-6834 (Thirty-first); C-1 to Rule 24 Certificate in 70-6886 (Thirty-second); C-1 to Rule 24 Certificate in 70-6993 (Thirty-third); C-2 to Rule 24 Certificate in 70-6993 (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993 (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553 (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553 (Forty-first); A-3(a) to Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24 Certificate in 70-7822 (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December 21, 1993 in 70-7822 (Forty-eighth); A-3(f) to Rule 24 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9, 1999 in 70-9141 (Fifty-third); A-3(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141 (Fifty-fourth); A-2(c) to Rule 24 Certificate dated June 2, 2000 in 70-9141 (Fifty-fifth); A-2(d) to Rule 24 Certificate dated April 4, 2002 in 70-9141 (Fifty-sixth); A-3(a) to Rule 24 Certificate dated March 30, 2004 in 70-10086 (Fifty-seventh); A-3(b) to Rule 24 Certificate dated October 15, 2004 in 70-10086 (Fifty-eighth); A-3(c) to Rule 24 Certificate dated October 26, 2004 in 70-10086 (Fifty-ninth); A-3(d) to Rule 24 Certificate dated May 18, 2005 in 70-10086 (Sixtieth); A-3(e) to Rule 24 Certificate dated August 25, 2005 in 70-10086 (Sixty-first); A-3(f) to Rule 24 Certificate dated October 31, 2005 in 70-10086 (Sixty-second); B-4(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); 4(e)1 to Form 10-K for the year ended December 31, 2009 in 1-132718 (Sixty-sixth); 4(a) to Form 10-Q for the quarter ended March 31, 2010 in 1-32718 (Sixty-seventh); 4.08 to Form 8-K dated September 24, 2010 in 1-32718 (Sixty-eighth); 4(c) to Form 8-K filed October 12, 2010 in 1-32718 (Sixty-ninth); 4.08 to Form 8-K dated November 23, 2010 in 1-32718 (Seventieth); 4.08 to Form 8-K dated March 24, 2011 in 1-32718 (Seventy-first); 4(a) to Form 10-Q for the quarter ended June 30, 2011 in 1-32718 (Seventy-second); 4.08 to Form 8-K dated December 15, 2011 in 1-32718 (Seventy-third); 4.08 to Form 8-K dated January 12, 2012 in 1-32718 (Seventy-fourth); 4.08 to Form 8-K dated July 3, 2012 in 1-32718 (Seventy-fifth); 4.08 to Form 8-K dated December 4, 2012 in 1-32718 (Seventy-sixth); 4.08 to Form 8-K dated May 21, 2013 in 1-32718 (Seventy-seventh); and 4.08 to Form 8-K dated August 23, 2013 in 1-32718 (Seventy-eighth)).

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

(e) 5 --
Credit Agreement ($200,000,000), dated as of March 9, 2012, among Entergy Louisiana, LLC, as borrower, the Banks named therein (Citibank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Union Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.4 to Form 8-K filed March 14, 2012 in 1-32718).

Entergy Mississippi

(f) 1 --
Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by thirty Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461 (Mortgage); A-2(b)-2 in 70-7461 (First); A-5(b) to Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh); A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); (A-2(l) to Rule 24 Certificate dated April 21, 1995 in 70-7914 (Tenth); A-2(a) to Rule 24 Certificate dated June 27, 1997 in 70-8719 (Eleventh); A-2(b) to Rule 24 Certificate dated April 16, 1998 in 70-8719 (Twelfth); A-2(c) to Rule 24 Certificate dated May 12, 1999 in 70-8719 (Thirteenth); A-3(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719 (Fourteenth); A-2(d) to Rule 24 Certificate dated February 24, 2000 in 70-8719 (Fifteenth); A-2(a) to Rule 24 Certificate dated February 9, 2001 in 70-9757 (Sixteenth); A-2(b) to Rule 24 Certificate dated October 31, 2002 in 70-9757 (Seventeenth); A-2(c) to Rule 24 Certificate dated December 2, 2002 in 70-9757 (Eighteenth); A-2(d) to Rule 24 Certificate dated February 6, 2003 in 70-9757 (Nineteenth); A-2(e) to Rule 24 Certificate dated April 4, 2003 in 70-9757 (Twentieth); A-2(f) to Rule 24 Certificate dated June 6, 2003 in 70-9757 (Twenty-first); A-3(a) to Rule 24 Certificate dated April 8, 2004 in 70-10157 (Twenty-second); A-3(b) to Rule 24 Certificate dated April 29, 2004 in 70-10157 (Twenty-third); A-3(c) to Rule 24 Certificate dated October 4, 2004 in 70-10157 (Twenty-fourth); A-3(d) to Rule 24 Certificate dated January 27, 2006 in 70-10157 (Twenty-fifth); 4(b) to Form 10-Q for the quarter ended June 30, 2009 in 1-31508 (Twenty-sixth); 4(b) to Form 10-Q for the quarter ended March 31, 2010 in 1-31508 (Twenty-seventh); 4.38 to Form 8-K dated April 15, 2011 in 1-31508 (Twenty-eighth); 4.38 to Form 8-K dated May 13, 2011 in 1-31508 (Twenty-ninth); and 4.38 to Form 8-K dated December 11, 2012 in 1-31508 (Thirtieth)).

Entergy New Orleans

(g) 1 --
Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by seventeen Supplemental Indentures (A-2(c) to Rule 24 Certificate in 70-7350 (Mortgage); A-5(b) to Rule 24 Certificate in 70-7350 (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4 to Form 10-K for the year ended December 31, 1992 in 0-5807 (Third); 4(a) to Form 10-Q for the quarter ended September 30, 1993 in 0-5807 (Fourth); 4(a) to Form 8-K dated April 26, 1995 in 0-5807 (Fifth); 4(a) to Form 8-K dated March 22, 1996 in 0-5807 (Sixth); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); 4(d) to Form 10-Q for the quarter ended June 30, 2000 in 0-5807 (Eighth); C-5(a) to Form U5S for the year ended December 31, 2000 (Ninth); 4(b) to Form 10-Q for the quarter ended September 30, 2002 in 0-5807 (Tenth); 4(k) to Form 10-Q for the quarter ended June 30, 2003 in 0-5807 (Eleventh); 4(a) to Form 10-Q for the quarter ended September 30, 2004 in 0-5807 (Twelfth); 4(b) to Form 10-Q for the quarter ended September 30, 2004 in 0-5807 (Thirteenth); 4(e) to Form 10-Q for the quarter ended June 30, 2005 in 0-5807 (Fourteenth); 4.02 to Form 8-K dated November 23, 2010 in 0-5807 (Fifteenth); 4.02 to Form 8-K dated November 29, 2012 in 0-5807 (Sixteenth); and 4.02 to Form 8-K dated June 21, 2013 in 0-5807 (Seventeenth)).

Entergy Texas

(h) 1 --
Credit Agreement ($150,000,000), dated as of March 9, 2012, among Entergy Texas, Inc., as borrower, the Banks named therein (Citibank, N.A., JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Union Bank, N.A., Barclays Bank PLC, Goldman Sachs Bank USA, KeyBank National Association, Morgan Stanley Bank, N.A., The Royal Bank of Scotland plc, BNP Paribas, The Bank of New York Mellon, CoBank, ACB, Deutsche Bank AG New York Branch, Regions Bank, Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, SunTrust Bank, and National Cooperative Services Corporation), Citibank, N.A., as Administrative Agent and LC Issuing Bank, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Union Bank, N.A., as LC Issuing Banks, and the other LC Issuing Banks from time to time parties thereto (4.5 to Form 8-K filed March 14, 2012 in 1-34360).

(h) 2 --
Assumption Agreement, dated as of May 30, 2008, among Entergy Texas, Inc., Entergy Gulf States Louisiana, L.L.C. and Citibank, N.A., as administrative agent (10(a) to Form 10-Q for the quarter ended March 31, 2008 in 0-53134).

(h) 3 --
Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(h)2 to Form 10-K for the year ended December 31, 2008 in 0-53134).

(h) 4 --
Officer’s Certificate No. 1-B-1 dated January 27, 2009, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(h)3 to Form 10-K for the year ended December 31, 2008 in 0-53134).

(h) 5 --
Officer’s Certificate No. 2-B-2 dated May 14, 2009, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(a) to Form 10-Q for the quarter ended June 30, 2009 in 1-34360).

(h) 6 --
Officer’s Certificate No. 3-B-3 dated May 18, 2010, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(a) to Form 10-Q for the quarter ended June 30, 2010 in 1-34360).

(h) 7 --
Officer’s Certificate No. 5-B-4 dated September 7, 2011, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4.40 to Form 8-K dated September 13, 2011 in 1-34360).

(10)  Material Contracts

Entergy Corporation

(a) 1 --
Agreement, dated April 23, 1982, among certain System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-11299).

(a) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(a) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(a) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(a) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2001 in 1-11299).

*(a) 7 --	Amendment, dated December 19, 2013, to Service Agreement with Entergy Services.

(a) 8 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 9 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (B to Rule 24 Certificate dated June 24, 1977 in 70-5399).

(a) 10 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (E to Rule 24 Certificate dated July 1, 1981 in 70-6592).

(a) 11 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (B-13(a) to Rule 24 Certificate dated July 6, 1984 in 70-6985).

(a) 12 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (A to Rule 24 Certificate dated June 8, 1989 in 70-5399).

(a) 13 --
Thirty-fifth Assignment of Availability Agreement, Consent and Agreement, dated as of December 22, 2003, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and Union Bank of California, N.A (10(a)25 to Form 10-K for the year ended December 31, 2003 in 1-11299).

(a) 14 --	First Amendment to Thirty-fifth Assignment of Availability Agreement, Consent and Agreement, dated as of December 17, 2004 (10(a)24 to Form 10-K for the year ended December 31, 2004 in 1-11299).

(a) 15 --
Thirty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 2012, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and The Bank of New York Mellon, as successor trustee (10(a)15 to Form 10-K for the year ended December 31, 2012 in 1-11299).

(a) 16 --	Capital Funds Agreement, dated June 21, 1974, between Entergy Corporation and System Energy (C to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 17 --	First Amendment to Capital Funds Agreement, dated as of June 1, 1989 (B to Rule 24 Certificate dated June 8, 1989 in 70-5399).

(a) 18 --
Thirty-fifth Supplementary Capital Funds Agreement and Assignment, dated as of December 22, 2003, among Entergy Corporation, System Energy, and Union Bank of California, N.A (10(a)38 to Form 10-K for the year ended December 31, 2003 in 1-11299).

(a) 19 --
Thirty-seventh Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2012, among Entergy Corporation, System Energy, and The Bank of New York Mellon, as successor trustee (10(a)19 to Form 10-K for the year ended December 31, 2012 in 1-11299).

(a) 20 --
First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, Deposit Guaranty National Bank, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7026).

(a) 21 --
First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7123).

(a) 22 --
First Amendment to Supplementary Capital Funds Agreement and Assignment, dated as of June 1, 1989, by and between Entergy Corporation, System Energy and Chemical Bank (C to Rule 24 Certificate dated June 8, 1989 in 70-7561).

(a) 23 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(a) 24 --
Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(a) 25 --	Operating Agreement dated as of May 1, 1980, between System Energy and SMEPA (B(2)(a) in 70-6337).

(a) 26 --
Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a) 27 --
Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a) 28 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(a) 29 --	Grand Gulf Unit No. 2 Supplementary Agreement, dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(a) 30 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-3517).

(a) 31 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 32 --
First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(a) 33 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(a) 34 --	Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(a) 35 --	First Amendment, dated January 1, 1990, to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(a) 36 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(a) 37 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(a) 38 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(a) 39 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-11299).

(a) 40 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-11299).

(a) 41 --	Guaranty Agreement between Entergy Corporation and Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(a) 42 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(a) 43 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70- 7757).

(a) 44 --	Loan Agreement between Entergy Operations and Entergy Corporation, dated as of September 20, 1990 (B-12(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(a) 45 --	Loan Agreement between Entergy Corporation and Entergy Systems and Service, Inc., dated as of December 29, 1992 (A-4(b) to Rule 24 Certificate in 70-7947).

+(a) 46 --
2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Effective for Grants and Elections On or After January 1, 2007) (Appendix B to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2006 in 1-11299).

+(a) 47 --
First Amendment of the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries effective October 26, 2006 (10(a)50 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 48 --
Second Amendment of the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries effective January 1, 2009 (10(a)51 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 49 --
Third Amendment of the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries effective December 30, 2010 (10(a)52 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 50 --
Amended and Restated 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries (Effective for Grants and Elections After February 13, 2003) (10(a) to Form 10-Q for the quarter ended March 31, 2003 in 1-11299).

+(a) 51 --	First Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective January 1, 2005 (10(a)54 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 52 --	Second Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective October 26, 2006 (10(a)55 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 53 --	Third Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)56 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 54 --	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

+(a) 55 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)57 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 56 --	First Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)58 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 57 --	Second Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)57 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 58 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)59 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 59 --
First Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)60 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 60 --
Second Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)60 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 61 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 62 --	Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)62 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 63 --	First Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)63 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 64 --	Second Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)64 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 65 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective as of January 1, 2009 (10(a)77 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 66--	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010 (10(a)78 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 67 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)69 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 68 --	Third Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)71 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 69 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 70 --	Amendment, effective December 28, 2001, to the Post-Retirement Plan of Entergy Corporation and Subsidiaries (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 71 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)74 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 72 --	First Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)75 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 73 --	Second Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)76 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 74 --	Third Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective June 19, 2013 (10(b) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 75 --	Fourth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(c) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 76 --
Service Recognition Program for Non-Employee Outside Directors of Entergy Corporation and Subsidiaries, as amended and restated effective June 1, 2012 (10(a) to Form 10-Q for the quarter ended September 30, 2012 in 1-11299).

+(a) 77 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 78 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)78 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 79 --	First Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)79 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 80 --	Second Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)81 to Form 10-K for the year ended December 31, 2011 in 1-11299).

*+(a) 81--	Third Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 26, 2012.

+(a) 82 --	Fourth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(d) to Form 10-Q for the year ended June 30, 2013 in 1-11299).

+(a) 83 --	Retention Agreement effective October 27, 2000 between J. Wayne Leonard and Entergy Corporation (10(a)81 to Form 10-K for the year ended December 31, 2000 in 1-11299).

+(a) 84 --	Amendment to Retention Agreement effective March 8, 2004 between J. Wayne Leonard and Entergy Corporation (10(c) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 85 --	Amendment to Retention Agreement effective December 30, 2005 between J. Wayne Leonard and Entergy Corporation (10(a)91 to Form 10-K for the year ended December 31, 2005 in 1-11299).

+(a) 86 --	Amendment to Retention Agreement effective January 1, 2009 between J. Wayne Leonard and Entergy Corporation (10(a)83 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 87 --	Amendment to Retention Agreement effective January 1, 2010 between J. Wayne Leonard and Entergy Corporation (10(a)92 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 88 --	Amendment to Retention Agreement effective December 30, 2010 between J. Wayne Leonard and Entergy Corporation (10(a)85 to Form 10-K for the year ended December 31, 2010 in 1-11299).

(a) 89 --
Agreement of Limited Partnership of Entergy-Koch, LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (10(a)94 to Form 10-K/A for the year ended December 31, 2000 in 1-11299).

+(a) 90 --	Employment Agreement effective November 24, 2003 between Mark T. Savoff and Entergy Services (10(a)99 to Form 10-K for the year ended December 31, 2003 in 1-11299).

+(a) 91 --	Employment Agreement effective February 9, 1999 between Leo P. Denault and Entergy Services (10(a) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 92 --	Amendment to Employment Agreement effective March 5, 2004 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 93 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 94 --	Amendment to Retention Agreement effective January 1, 2009 between Leo P. Denault and Entergy Corporation (10(a)93 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 95 --	Amendment to Retention Agreement effective January 1, 2010 between Leo P. Denault and Entergy Corporation (10(a)101 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 96 --	Amendment to Retention Agreement effective December 30, 2010 between Leo P. Denault and Entergy Corporation (10(a)95 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 97 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 98 --
Entergy Corporation Outside Director Stock Program Established under the 2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (10(b) to Form 10-Q for the quarter ended June 30, 2011 in 1-11299).

+(a) 99 --
First Amendment to Entergy Corporation Outside Director Stock Program Established under the 2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation Subsidiaries (10(b) to Form 10-Q for the quarter ended September 30, 2012 in 1-11299).

+(a) 100 --	Entergy Nuclear Retention Plan, as amended and restated January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 101 --
Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries as amended and restated effective January 1, 2010 (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on  March 17, 2010 in 1-11299).

+(a) 102 --	First Amendment of the Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)106 to Form 10-K for the year ended December 31, 2011 in 1-11299).

*+(a)103-	Form of Stock Option Grant Letter.

*+(a)104-	Form of Long Term Incentive Program Performance Unit Grant Letter.

*+(a)105-	Form of Restricted Stock Grant Letter.

(a) 106 --	Employee Matters Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC and ITC Holdings Corp. (10.1 to Form 8-K filed December 6, 2011 in 1-11299).

+(a)107 --	Restricted Unit Agreement between Joseph F. Domino and Entergy Corporation (10(a)107 to Form 10-K for the year ended December 31, 2012 in 1-11299).

+(a)108 --	Restricted Units Agreement between Roderick K. West and Entergy Corporation (10(a) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

*+(a)109-	Restricted Unit Agreement between Jeffrey S. Forbes and Entergy Corporation.
System Energy

(b) 1 through
(b) 8 -- See 10(a)8 through 10(a)15 above.

(b) 9 through
(b) 15 -- See 10(a)16 through 10(a)22 above.

(b) 16 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(b) 17 --
Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(b) 18 --	Operating Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B(2)(a) in 70-6337).

(b) 19 --	Amended and Restated Installment Sale Agreement, dated as of February 15, 1996, between System Energy and Claiborne County, Mississippi (B-6(a) to Rule 24 Certificate dated March 4, 1996 in 70-8511).

(b) 20 --	Loan Agreement, dated as of October 15, 1998, between System Energy and Mississippi Business Finance Corporation (B-6(b) to Rule 24 Certificate dated November 12, 1998 in 70-8511).

(b) 21 --
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

(b) 22 --
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

(b) 23 --
Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 24 --
Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 25 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(b) 26 --	Grand Gulf Unit No. 2 Supplementary Agreement, dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(b) 27 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(b) 28 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(b) 29 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(b) 30 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(b) to Rule 24 Certificate dated March 3, 1989 in 70-7604).

(b) 31 --
System Energy’s Consent, dated January 31, 1995, pursuant to Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(c) to Rule 24 Certificate dated February 13, 1995 in 70-7604).

(b) 32 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 33 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 34 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(b) 35 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(b) 36 --	First Amendment, dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(b) 37 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(b) 38 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(b) 39 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(b) 40 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-9067).

(b) 41 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-9067).

(b) 42 --	Service Agreement with Entergy Services, dated as of July 16, 1974, as amended (10(b)43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b) 43 --	Amendment, dated January 1, 2004, to Service Agreement with Entergy Services (10(b)57 to Form 10-K for the year ended December 31, 2004 in 1-9067).

*(b) 44 --	Amendment, dated December 19, 2013, to Service Agreement with Entergy Services.

(b) 45 --	Operating Agreement between Entergy Operations and System Energy, dated as of June 6, 1990 (B-3(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(b) 46 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(b) 47 --
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

(b) 48 --	Amendment to Letter of Credit and Reimbursement Agreement, dated as of December 22, 2003 (10(b)62 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 49 --	First Amendment and Consent, dated as of May 3, 2004, to Letter of Credit and Reimbursement Agreement (10(b)63 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 50 --	Second Amendment and Consent, dated as of December 17, 2004, to Letter of Credit and Reimbursement Agreement (99 to Form 8-K dated December 22, 2004 in 1-9067).

(b) 51 --	Third Amendment and Consent, dated as of May 14, 2009, to Letter of Credit and Reimbursement Agreement (10(b)69 to Form 10-K for the year ended December 31, 2009 in 1-9067).

(b) 52 --	Fourth Amendment and Consent, dated as of April 15, 2010, to Letter of Credit and Reimbursement Agreement (10(a) to Form 10-Q for the quarter ended March 31, 2010 in 1-9067).

(b) 53 --	Fifth Amendment and Consent, dated as of November 15, 2012, to Letter of Credit and Reimbursement Agreement (10(b)55 to Form 10-K for the year ended December 31, 2012 in 1-9067).

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

*(c) 5 --
Amendment, dated December 19, 2013, to Service Agreement, with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services, Service Agreement for Generation Planning and Operational Support Services, and Service Agreement for Transmission Planning and Reliability Support Services.

(c) 6 through
(c) 13 -- See 10(a)8 through 10(a)15 above.

(c) 14 --	Agreement, dated August 20, 1954, between Entergy Arkansas and the United States of America (SPA)(13(h) in 2-11467).

(c) 15 --	Amendment, dated April 19, 1955, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)2 in 2-41080).

(c) 16 --	Amendment, dated January 3, 1964, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)3 in 2-41080).

(c) 17 --	Amendment, dated September 5, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)4 in 2-41080).

(c) 18 --	Amendment, dated November 19, 1970, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)5 in 2-41080).

(c) 19 --	Amendment, dated July 18, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)6 in 2-41080).

(c) 20 --	Amendment, dated December 27, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)7 in 2-41080).

(c) 21 --	Amendment, dated January 25, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)8 in 2-41080).

(c) 22 --	Amendment, dated October 14, 1971, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)9 in 2-43175).

(c) 23 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)10 in 2-60233).

(c) 24 --	Agreement, dated May 14, 1971, between Entergy Arkansas and the United States of America (SPA) (5(e) in 2-41080).

(c) 25 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated May 14, 1971 (5(e)1 in 2-60233).

(c) 26 --
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

(c) 27 --	Fuel Lease, dated as of December 22, 1988, between River Fuel Trust #1 and Entergy Arkansas (B-1(b) to Rule 24 Certificate in 70-7571).

(c) 28 --
White Bluff Operating Agreement, dated June 27, 1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-2(a) to Rule 24 Certificate dated June 30, 1977 in 70-6009).

(c) 29 --
White Bluff Ownership Agreement, dated June 27, 1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1977 in 70-6009).

(c) 30 --	Agreement, dated June 29, 1979, between Entergy Arkansas and City of Conway, Arkansas (5(r)3 in 2-66235).

(c) 31 --	Transmission Agreement, dated August 2, 1977, between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)3 in 2-60233).

(c) 32 --	Power Coordination, Interchange and Transmission Service Agreement, dated as of June 27, 1977, between Arkansas Electric Cooperative Corporation and Entergy Arkansas (5(r)4 in 2-60233).

(c) 33 --
Independence Steam Electric Station Operating Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)6 in 2-66235).

(c) 34 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 35 --
Independence Steam Electric Station Ownership Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)7 in 2-66235).

(c) 36 --	Amendment, dated December 28, 1979, to the Independence Steam Electric Station Ownership Agreement (5(r)7(a) in 2-66235).

(c) 37 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 38 --
Owner’s Agreement, dated November 28, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station (10(c)55 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 39 --
Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c)56 to Form 10-K for the year ended December 31, 1984 in 1-10764).

(c) 40 --
Power Coordination, Interchange and Transmission Service Agreement, dated as of July 31, 1979, between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)8 in 2-66235).

(c) 41 --	Power Coordination, Interchange and Transmission Agreement, dated as of June 29, 1979, between City of Conway, Arkansas and Entergy Arkansas (5(r)9 in 2-66235).

(c) 42 --	Agreement, dated June 21, 1979, between Entergy Arkansas and Reeves E. Ritchie (10(b)90 to Form 10-K for the year ended December 31, 1980 in 1-10764).

(c) 43 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(c) 44 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(c) 45 --
First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(c) 46 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(c) 47 --
Contract For Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated June 30, 1983, among the DOE, System Fuels and Entergy Arkansas (10(b)57 to Form 10-K for the year ended December 31, 1983 in 1-10764).

(c) 48 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(c) 49 --
First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(c) 50 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(c) 51 --	Third Amendment dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(c) 52 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(c) 53 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-10764).

(c) 54 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-10764).

(c) 55 --	Assignment of Coal Supply Agreement, dated December 1, 1987, between System Fuels and Entergy Arkansas (B to Rule 24 letter filing dated November 10, 1987 in 70-5964).

(c) 56 --
Coal Supply Agreement, dated December 22, 1976, between System Fuels and Antelope Coal Company (B-1 in 70-5964), as amended by First Amendment (A to Rule 24 Certificate in 70-5964); Second Amendment (A to Rule 24 letter filing dated December 16, 1983 in 70-5964); and Third Amendment (A to Rule 24 letter filing dated November 10, 1987 in 70-5964).

(c) 57 --	Operating Agreement between Entergy Operations and Entergy Arkansas, dated as of June 6, 1990 (B-1(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(c) 58 --	Guaranty Agreement between Entergy Corporation and Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(c) 59 --	Agreement for Purchase and Sale of Independence Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-3(c) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 60 --	Agreement for Purchase and Sale of Ritchie Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-4(d) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 61 --
Ritchie Steam Electric Station Unit No. 2 Operating Agreement between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-5(a) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 62 --
Ritchie Steam Electric Station Unit No. 2 Ownership Agreement between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-6(a) to Rule 24 Certificate dated September 6, 1990 in 70-7684).

(c) 63 --
Power Coordination, Interchange and Transmission Service Agreement between Entergy Power and Entergy Arkansas, dated as of August 28, 1990 (10(c)71 to Form 10-K for the year ended December 31, 1990 in 1-10764).

(c) 64 --
Loan Agreement, dated as of January 1, 2013, between Jefferson County, Arkansas and Entergy Arkansas relating to Revenue Bonds (Entergy Arkansas, Inc. Project) Series 2013 (4(b) to Form 8-K filed January 9, 2013 in 1-10764).

(c) 65 --
Loan Agreement, dated as of January 1, 2013, between Independence County, Arkansas and Entergy Arkansas relating to Revenue Bonds (Entergy Arkansas, Inc. Project) Series 2013 (4(d) to Form 8-K filed January 9, 2013 in 1-10764).

Entergy Gulf States Louisiana

(d) 1 --
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

(d) 2 --
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

(d) 3 --	Lease Agreement, dated September 18, 1980, between BLC Corporation and Entergy Gulf States, Inc. (1 to Form 8-K dated October 6, 1980 in 1-27031).

(d) 4 --
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

(d) 5 --
Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, Inc., dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K dated June 11, 1980, A-2-b to Form 10-Q for the quarter ended June 30, 1982; and 10-1 to Form 8-K dated February 19, 1988 in 1-27031).

(d) 6 --
Agreements between Southern Company and Entergy Gulf States, Inc., dated February 25, 1982, which cover the construction of a 140-mile transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K for the year ended December 31, 1981 in 1-27031).

(d) 7 --
Transmission Facilities Agreement between Entergy Gulf States, Inc. and Mississippi Power Company, dated February 28, 1982, and Amendment, dated May 12, 1982 (A-2-c to Form 10-Q for the quarter ended March 31, 1982 in 1-27031) and Amendment, dated December 6, 1983 (10-43 to Form 10-K for the year ended December 31, 1983 in 1-27031).

(d) 8 --
First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Inc., Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to Form 10-K for the year ended December 31, 1985 in 1-27031).

+(d) 9 --
Deferred Compensation Plan for Directors of Entergy Gulf States, Inc. and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-27031). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 10 --
Trust Agreement for Deferred Payments to be made by Entergy Gulf States, Inc. pursuant to the Executive Income Security Plan, by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 11 --
Trust Agreement for Deferred Installments under Entergy Gulf States, Inc. Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 12 --
Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 13 --
Trust Agreement for Entergy Gulf States, Inc. Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 14 --
Nuclear Fuel Lease Agreement between Entergy Gulf States, Inc. and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989 (10-64 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 15 --
Trust and Investment Management Agreement between Entergy Gulf States, Inc. and Morgan Guaranty and Trust Company of New York (the “Decommissioning Trust Agreement”) with respect to decommissioning funds authorized to be collected by Entergy Gulf States, Inc., dated March 15, 1989 (10-66 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 16 --	Amendment No. 2 dated November 1, 1995 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)31 to Form 10-K for the year ended December 31, 1995 in 1-27031).

(d) 17 --	Amendment No. 3 dated March 5, 1998 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)23 to Form 10-K for the year ended December 31, 2004 in 1-27031).

(d) 18 --	Amendment No. 4 dated December 17, 2003 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)24 to Form 10-K for the year ended December 31, 2004 in 1-27031).

(d) 19 --
Amendment No. 5 dated December 31, 2007 between Entergy Gulf States Louisiana, L.L.C. and Mellon Bank. N.A. to Decommissioning Trust Agreement (10(d)21 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 20 --
Partnership Agreement by and among Conoco Inc., and Entergy Gulf States, Inc., CITGO Petroleum Corporation and Vista Chemical Company, dated April 28, 1988 (10-67 to Form 10-K for the year ended December 31, 1988 in 1-27031).

+(d) 21 --	Gulf States Utilities Company Executive Continuity Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-27031).

+(d) 22 --
Trust Agreement for Entergy Gulf States, Inc. Executive Continuity Plan, by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-27031).

+(d) 23 --	Gulf States Utilities Board of Directors’ Retirement Plan, dated February 15, 1991 (10-8 to Form 10-K for the year ended December 31, 1990 in 1-27031).

(d) 24 --	Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d) 25 --	Fourth Amendment, dated April 1, 1997, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(d) 26 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 0-20371).

(d) 27 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 0-20371).

(d) 28 --	Operating Agreement dated as of January 1, 2008, between Entergy Operations, Inc. and Entergy Gulf States Louisiana (10(d)39 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 29 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Gulf States Louisiana (10(d)40 to Form 10-K for the year ended December 31, 2007 in 333-148557).

*(d) 30 --
Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services).

(d) 31 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 32 --
Decommissioning Trust Agreement, dated as of December 22, 1997, by and between Cajun Electric Power Cooperative, Inc. and Mellon Bank, N.A. with respect to decommissioning funds authorized to be collected by Cajun Electric Power Cooperative, Inc. and related Settlement Term Sheet (10(d)42 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 33 --
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

(d) 35 --	Second Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 22, 2010 (10(a) to Form 10-Q for the quarter ended June 30, 2010).

(d) 36 --
Loan Agreement, dated as of October 1, 2010, between the Louisiana Public Facilities Authority and Entergy Gulf States Louisiana, L.L.C. relating to Revenue Bonds (Entergy Gulf States Louisiana, L.L.C. Project) Series 2010A (4(b) to Form 8-K filed October 12, 2010 in 0-20371).

(d) 37 --
Loan Agreement, dated as of October 1, 2010, between the Louisiana Public Facilities Authority and Entergy Gulf States Louisiana, L.L.C. relating to Revenue Bonds (Entergy Gulf States Louisiana, L.L.C. Project) Series 2010B (4(e) to Form 8-K filed October 12, 2010 in 0-20371).

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

*(e) 5 --
Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services).

(e) 6 through
(e) 13 -- See 10(a)8 through 10(a)15 above.

(e) 14 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana (B-1(b) to Rule 24 Certificate in 70-7580).

(e) 15 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(e) 16 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-8474).

(e) 17 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(e) 18 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(e) 19 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(e) 20 --
Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated February 2, 1984, among DOE, System Fuels and Entergy Louisiana (10(d)33 to Form 10-K for the year ended December 31, 1984 in 1-8474).

(e) 21--	Operating Agreement between Entergy Operations and Entergy Louisiana, dated as of June 6, 1990 (B-2(c) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(e) 22 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(e) 23 --	Second Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 22, 2010 (10(a) to Form 10-Q for the quarter ended June 30, 2010).

(e) 24 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-32718).

(e) 25 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-32718).

(e) 26 --
Loan Agreement, dated as of October 1, 2010, between the Louisiana Public Facilities Authority and Entergy Louisiana, LLC relating to Revenue Bonds (Entergy Louisiana, LLC Project) Series 2010 (4(b) to Form 8-K filed October 12, 2010 in 1-32718).

Entergy Mississippi

(f) 1 --
Agreement dated April 23, 1982, among Entergy Mississippi and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-31508).

(f) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(f) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (D in 37-63).

*(f) 5 --
Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services).

(f) 6 through
(f) 13 -- See 10(a)8 through 10(a)15 above.

(f) 14 --	Refunding Agreement, dated as of May 1, 1999, between Entergy Mississippi and Independence County, Arkansas (B-6(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719).

(f) 15 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B-3(a) in 70-6337).

(f) 16 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 17 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 18 --
Owners Agreement, dated November 28, 1984, among Entergy Arkansas, Entergy Mississippi and other co-owners of the Independence Station (10(c)55 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 19 --
Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c)56 to Form 10-K for the year ended December 31, 1984 in 0-375).

(f) 20 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

+(f) 21 --	Post-Retirement Plan (10(d)24 to Form 10-K for the year ended December 31, 1983 in 0-320).

(f) 22 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 23 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(f) 24 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(f) 25 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(f) 26 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(f) 27 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(f) 28 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(f) 29 --	First Amendment dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(f) 30 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(f) 31 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(f) 32 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(f) 33 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-31508).

(f) 34 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-31508).

(f) 35 --
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

*(g) 5 --
Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services).

(g) 6 through
(g) 13 -- See 10(a)8 through 10(a)15 above.

(g) 14 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(g) 15 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(g) 16 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(g) 17 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(g) 18 --	Transfer Agreement, dated as of June 28, 1983, among the City of New Orleans, Entergy New Orleans and Regional Transit Authority (2(a) to Form 8-K dated June 24, 1983 in 1-1319).

(g) 19 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(g) 20 --
First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(g) 21 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(g) 22 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(g) 23 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(g) 24 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 0-5807).

(g) 25 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 0-5807).

(g) 26 --
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

+(h) 16 --	Gulf States Utilities Board of Directors’ Retirement Plan, dated February 15, 1991 (10-8 to Form 10-K for the year ended December 31, 1990 in 1-27031).

(h) 17 --	Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(h) 18 --	Fourth Amendment, dated April 1, 1997, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(h) 19 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-34360).

(h) 20 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-34360).

(h) 21 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Texas (10(h)25 to Form 10-K for the year ended December 31, 2008 in 3-53134).

*(h) 22 --
Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services).

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(c)	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(d)	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(g)	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 530.

*(24)  Powers of Attorney

(31)  Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(o)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(p)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32)  Section 1350 Certifications

*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(f)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(g)	Section 1350 Certification for Entergy Louisiana.

*(h)	Section 1350 Certification for Entergy Louisiana.

*(i)	Section 1350 Certification for Entergy Mississippi.

*(j)	Section 1350 Certification for Entergy Mississippi.

*(k)	Section 1350 Certification for Entergy New Orleans.

*(l)	Section 1350 Certification for Entergy New Orleans.

*(m)	Section 1350 Certification for Entergy Texas.

*(n)	Section 1350 Certification for Entergy Texas.

*(o)	Section 1350 Certification for System Energy.

*(p)	Section 1350 Certification for System Energy.

(101)  XBRL Documents

Entergy Corporation

*INS -	XBRL Instance Document.

*SCH -	XBRL Taxonomy Extension Schema Document.

*CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

*DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

*LAB -	XBRL Taxonomy Extension Label Linkbase Document.

*PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________

*	Filed herewith.
+	Management contracts or compensatory plans or arrangements.