Form 10-Q
period 2014-03-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY NEW ORLEANS INC; ENTERGY ARKANSAS INC
filed 2014-05-08
CIK 65984, 202584, 1427437, 66901, 1348952, 44570, 71508, 7323

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-05807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

0-20371	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 74-0662730	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 350 Pine Street Beaumont, Texas 77701 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 446 North Boulevard Baton Rouge, Louisiana 70802 Telephone (800) 368-3749 75-3206126	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Gulf States Louisiana, L.L.C.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at April 30, 2014
Entergy Corporation	($0.01 par value)	179,381,728

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2013, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2014

FORWARD-LOOKING INFORMATION

In this combined report and from time to time, Entergy Corporation and the Registrant Subsidiaries each makes statements as a registrant concerning its expectations, beliefs, plans, objectives, goals, strategies, and future events or performance.  Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “intend,” “expect,” “estimate,” “continue,” “potential,” “plan,” “predict,” “forecast,” and other similar words or expressions are intended to identify forward-looking statements but are not the only means to identify these statements.  Although each of these registrants believes that these forward-looking statements and the underlying assumptions are reasonable, it cannot provide assurance that they will prove correct.  Any forward-looking statement is based on information current as of the date of this combined report and speaks only as of the date on which such statement is made.  Except to the extent required by the federal securities laws, these registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including those factors discussed or incorporated by reference in (a) Item 1A. Risk Factors in the Form 10-K, (b) Management’s Financial Discussion and Analysis in the Form 10-K and in this report, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•	resolution of pending and future rate cases and negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs;

•
the termination of Entergy Arkansas’s participation in the System Agreement, which occurred in December 2013, the termination of Entergy Mississippi’s participation in the System Agreement in November 2015, the termination of Entergy Texas’s, Entergy Gulf States Louisiana’s, and Entergy Louisiana’s participation in the System Agreement after expiration of the recently proposed 60-month notice period or such other period as approved by the FERC;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ move to the MISO RTO, which occurred in December 2013, including the effect of RTO rules and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC;

•
changes in regulation of nuclear generating facilities and nuclear materials and fuel, including with respect to the planned or potential shutdown of nuclear generating facilities owned or operated by the Entergy Wholesale Commodities business, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

•
resolution of pending or future applications, and related regulatory proceedings and litigation, for license renewals or modifications or other authorizations required of nuclear generating facilities;

•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at its nuclear generating facilities;

•	Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;

•
prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants;

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;

•	volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities;

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

FORWARD-LOOKING INFORMATION (Concluded)

•
changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur, nitrogen, greenhouse gases, mercury, and other regulated air emissions, and changes in costs of compliance with environmental and other laws and regulations;

•	uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal;

•
variations in weather and the occurrence of hurricanes and other storms and disasters, including uncertainties associated with efforts to remediate the effects of hurricanes, ice storms, or other weather events and the recovery of costs associated with restoration, including accessing funded storm reserves, federal and local cost recovery mechanisms, securitization, and insurance;

•	effects of climate change;

•	changes in the quality and availability of water supplies and the related regulation of water use and diversion;

•	Entergy’s ability to manage its capital projects and operation and maintenance costs;

•	Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;

•	the economic climate, and particularly economic conditions in Entergy’s Utility service area and the Northeast United States and events that could influence economic conditions in those areas;

•	the effects of Entergy’s strategies to reduce tax payments;

•
changes in the financial markets, particularly those affecting the availability of capital and Entergy’s ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions;

•	actions of rating agencies, including changes in the ratings of debt and preferred stock, changes in general corporate ratings, and changes in the rating agencies’ ratings criteria;

•	changes in inflation and interest rates;

•	the effect of litigation and government investigations or proceedings;

•	changes in technology, including with respect to new, developing, or alternative sources of generation;

•
the potential effects of threatened or actual terrorism, cyber attacks or data security breaches, including increased security costs, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management and directors;

•	changes in accounting standards and corporate governance;

•	declines in the market prices of marketable securities and resulting funding requirements for Entergy’s defined benefit pension and other postretirement benefit plans;

•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;

•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites;

•	the implementation of the shutdown of Vermont Yankee by the end of 2014 and the related decommissioning of Vermont Yankee;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

•
the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASLB	Atomic Safety and Licensing Board, the board within the NRC that conducts hearings and performs other regulatory functions that the NRC authorizes
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council or Council	Council of the City of New Orleans, Louisiana
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
Entergy Gulf States, Inc.	Predecessor company for financial reporting purposes to Entergy Gulf States Louisiana that included the assets and business operations of both Entergy Gulf States Louisiana and Entergy Texas
Entergy Gulf States Louisiana
Entergy Gulf States Louisiana, L.L.C., a company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes.  The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy Texas
Entergy Texas, Inc., a company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc.  The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy Wholesale Commodities (EWC)
Entergy’s non-utility business segment primarily comprised of the ownership and operation of six nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by those plants to wholesale customers

EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2013 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
FTR	Financial transmission right
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

v

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SMEPA	South Mississippi Electric Power Association, which owns a 10% interest in Grand Gulf
System Agreement
Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources. Entergy Arkansas terminated its participation in the System Agreement effective December 18, 2013.

System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy’s share of Grand Gulf

Utility	Entergy’s business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather

ENTERGY CORPORATION AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy operates primarily through two business segments: Utility and Entergy Wholesale Commodities.

•
The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.

•
The Entergy Wholesale Commodities business segment includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  In August 2013, Entergy announced plans to close and decommission Vermont Yankee.  The plant is expected to cease power production in the fourth quarter 2014 after its current fuel cycle.  This business also provides services to other nuclear power plant owners.  Entergy Wholesale Commodities also owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Results of Operations

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2014 to the first quarter 2013 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
1st Quarter 2013 Consolidated Net Income (Loss)	$127,835	$82,114	($42,967)	$166,982

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	114,089	255,023	(2,817)	366,295
Other operation and maintenance expenses	(22,518)	3,537	2,703	(16,278)
Taxes other than income taxes	3,221	88	64	3,373
Depreciation and amortization	7,025	20,904	(81)	27,848
Other income	3,977	(2,834)	96	1,239
Interest expense	6,594	1,993	(1,017)	7,570
Other expenses	2,150	3,370	—	5,520
Income taxes	43,989	61,941	(5,500)	100,430

1st Quarter 2014 Consolidated Net Income (Loss)	$205,440	$242,470	($41,857)	$406,053

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2014 to the first quarter 2013:

Amount
(In Millions)
2013 net revenue	$1,223
Volume/weather	69
Retail electric price	34
Other	11
2014 net revenue	$1,337

The volume/weather variance is primarily due to an increase of 2,307 GWh, or 9%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales in the first quarter 2014 as compared to the same period in the prior year and an increase in sales to industrial customers. The increase in industrial sales was primarily due to expansions, recovery of a major refining customer from an unplanned outage in 2013, and continued moderate growth in the manufacturing sector.

The retail electric price variance is primarily due to:

•	a formula rate plan increase at Entergy Mississippi, as approved by the MPSC, effective September 2013;

•
an increase in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2013.  Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have minimal effect on net income;

•	an increase in purchased power capacity costs at Entergy Gulf States Louisiana and Entergy Louisiana that are recovered through base rates set in the annual formula rate plan mechanisms; and

•
an increase in the storm damage rider, as approved by the MPSC, effective October 2013. The increase in the storm damage rider is offset by other operation and maintenance expenses and has no effect on net income.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the first quarter 2014 to the first quarter 2013:

Amount
(In Millions)
2013 net revenue	$493
Nuclear realized price changes	240
Mark-to-market value changes	30
Nuclear volume	(2)
Other	(13)
2014 net revenue	$748

As shown in the table above, net revenue for Entergy Wholesale Commodities increased by $255 million in the first quarter 2014 compared to the first quarter 2013 primarily due to higher realized wholesale energy prices reflecting cold winter weather and northeast pipeline infrastructure limitations. Entergy Wholesale Commodities’ hedging strategies routinely include financial instruments that manage operational and liquidity risk. These positions, in addition to a larger-than-normal unhedged position in 2014 due to Vermont Yankee being in its final year of operation, allowed Entergy Wholesale Commodities to benefit from increases in Northeast market power prices throughout the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

quarter. Net revenue also reflected mark-to-market activity, which was positive for the quarter. See Note 8 to the financial statements herein for discussion of derivative instruments.

Following are key performance measures for Entergy Wholesale Commodities for the first quarter 2014 and 2013:

	2014	2013
Owned capacity (MW) (a)	6,068	6,612
GWh billed	10,014	10,387
Average realized revenue per MWh	$90.68	$58.66

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	82%	83%
GWh billed	9,079	9,246
Average realized revenue per MWh	$88.86	$57.82
Refueling Outage Days:
Indian Point 2	24	—
Indian Point 3	—	28
Palisades	56	—
Vermont Yankee	—	22

(a)     The reduction in owned capacity is due to the retirement of the 544 MW Ritchie Unit 2 in November 2013.

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants" in the Form 10-K for a discussion of the effects of sustained low natural gas prices and power market structure challenges on market prices for electricity in the New York and New England power regions over the past few years.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $520 million for the first quarter 2013 to $497 million for the first quarter 2014 primarily due to:

•
a decrease of $24 million in payroll, compensation, and benefits costs primarily due to fewer employees, an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, and other postretirement benefit plan design changes.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $13 million in fossil-fueled generation expenses primarily resulting from a lower scope of work done during plant outages in 2014 as compared to the same period in 2013; and

•	a decrease of $7 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

The decrease was partially offset by:

•	an increase of $9 million due to administration fees in 2014 related to participation in the MISO RTO;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase of $7 million in storm damage accruals primarily at Entergy Mississippi effective October 2013, as approved by the MPSC, and at Entergy Arkansas effective January 2014, as approved by the APSC; and

•	an increase of $6 million in energy efficiency costs. These costs are recovered through an energy efficiency rider and have a minimal effect on net income.

Interest expense increased primarily due to net debt issuances of first mortgage bonds by Entergy Arkansas and Entergy Louisiana in the second and third quarters of 2013. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details of long-term debt.

Entergy Wholesale Commodities

Depreciation and amortization expenses increased primarily due to a change in the estimated average useful lives of plant in service as a result of a new depreciation study as well as additions to plant in service.

Income Taxes

The effective income tax rate was 34.8% for the first quarter 2014. The difference in the effective income tax rate for the first quarter 2014 versus the statutory rate of 35% was primarily due to a deferred state income tax reduction related to a New York tax law change. See Note 10 to the financial statements herein for a discussion of the New York tax law change.

The effective income tax rate for the first quarter 2013 was 41.1%. The difference in the effective income tax rate for the first quarter 2013 versus the statutory rate of 35% was due to state income taxes, the provision for uncertain tax positions, and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See the Form 10-K for a discussion of the NRC operating licenses for Indian Point 2 and Indian Point 3 and the NRC license renewal applications in process for these plants.  Following is an update to the discussion regarding the NRC proceedings. In April 2014 the ASLB granted Entergy’s motion to dismiss as moot a contention by Riverkeeper alleging that the Final Supplemental Environmental Impact Statement failed to adequately address endangered species issues. At the same time, the ASLB denied a motion filed by Riverkeeper in August 2013 to amend its endangered species contention. Subject to possible appeal by Riverkeeper of one or both orders related to its endangered species contention, there are now three Track 2 contentions. Testimony on the remaining Track 2 contentions has not been completed, and Track 2 hearings have not been scheduled.

See “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein for discussion regarding the planned shutdown of the Vermont Yankee plant by the end of 2014.

ANO Damage and Outage

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage and Outage" in the Form 10-K for a discussion of the ANO stator incident. The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was $95 million as of March 31, 2014. In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage. Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO. NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO. Entergy

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy. In July 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a general contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop. During the first quarter 2014, Entergy Arkansas collected $33 million from NEIL and is pursuing additional recoveries due under the policy.

Liquidity and Capital Resources

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2014	December 31, 2013
Debt to capital	57.5%	57.9%
Effect of excluding the securitization bonds	(1.6%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	55.9%	56.3%
Effect of subtracting cash	(1.8%)	(1.5%)
Net debt to net capital, excluding securitization bonds (a)	54.1%	54.8%

(a)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

Net debt consists of debt less cash and cash equivalents.  Debt consists of notes payable and commercial paper, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund.  Net capital consists of capital less cash and cash equivalents.  Entergy uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy’s financial condition because the securitization bonds are non-recourse to Entergy, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019. Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2014:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$115	$9	$3,376

A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with the covenant.  If Entergy

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility’s maturity date may occur.  See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries’ credit facilities.

See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation commercial paper program.  As of March 31, 2014, Entergy Corporation had $1,059 million of commercial paper outstanding.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2014 through 2016.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its April 2014 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since the second quarter 2010.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
	(In Millions)
Cash and cash equivalents at beginning of period	$739	$533
Cash flow provided by (used in):
Operating activities	767	544
Investing activities	(656)	(661)
Financing activities	58	(153)
Net increase (decrease) in cash and cash equivalents	169	(270)
Cash and cash equivalents at end of period	$908	$263

Operating Activities

Net cash provided by operating activities increased by $223 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to higher Entergy Wholesale Commodities and Utility net revenues in 2014 as compared to the same period in 2013, as discussed previously. The increase was partially offset by an increase of $55 million in pension contributions, an increase of $14 million in spending on nuclear refueling outages in 2014 as compared to the same period in prior year, and decreased recovery of fuel costs. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities decreased by $5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to:

•
a decrease in construction expenditures, primarily in the Utility business, including a decrease in spending on the Ninemile 6 self-build project, spending in 2013 on the Waterford 3 steam generator project, and a decrease in storm restoration spending;

•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statement of Cash Flows, as Entergy received net deposits of $21 million in 2014 and returned net deposits of $44 million in 2013.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the “Market and Credit Risk Sensitive Instruments” section below;

•	$24 million in insurance proceeds received in the first quarter 2014 for property damages related to the generator stator incident at ANO, as discussed above; and

•	proceeds from the sale of aircraft in first quarter 2014.

These factors were substantially offset by the withdrawal of a total of $252 million from Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm reserve escrow accounts in 2013 as a result of Hurricane Isaac.  See Note 2 to the financial statements in the Form 10-K for a discussion of Hurricane Isaac.

Financing Activities

Financing activities provided $58 million in net cash for the three months ended March 31, 2014 compared to using $153 million in net cash for the three months ended March 31, 2013 primarily due to:

•
long-term debt activity providing approximately $17 million of cash in 2014 compared to using $285 million of cash in 2013.  Included in the long-term debt activity is $140 million in 2014 and $225 million in 2013 for the repayment of borrowings on the Entergy Corporation long-term credit facility.  Entergy Corporation issued $14 million of commercial paper in 2014 and $219 million in 2013, in part, to repay borrowings on its long-term credit facility;

•	a net increase of $165 million in short-term borrowings by the nuclear fuel company variable interest entities;

•	a net increase of $95 million in 2013 in short-term borrowings through the Utility companies’ credit facilities; and

•	an increase of $27 million in treasury stock issuances in 2014 compared to the same period in 2013.

For details of long-term debt activity and Entergy’s commercial paper program in 2014, see Note 4 to the financial statements herein.

Rate, Cost-recovery, and Other Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation" in the Form 10-K for discussions of rate regulation, federal regulation, and related regulatory proceedings.

State and Local Rate Regulation and Fuel-Cost Recovery

See Note 2 to the financial statements herein for updates to the discussion in the Form 10-K regarding these proceedings.

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy’s Integration Into the MISO Regional Transmission Organization

As discussed in the Form 10-K, on December 19, 2013, the Utility operating companies successfully completed their planned integration into the MISO RTO.

In January 2013, Occidental Chemical Corporation filed with the FERC a petition for declaratory judgment and complaint against MISO alleging that MISO’s proposed treatment of Qualifying Facilities (QFs) in the Entergy region is unduly discriminatory in violation of sections 205 and 206 of the Federal Power Act and violates PURPA and the FERC’s implementing regulations. Occidental’s filing asks that the FERC declare that MISO’s QF integration plan is unlawful, find that the plan cannot be implemented because MISO did not file it pursuant to section 205 of the Federal Power Act, and direct that MISO modify certain aspects of the plan. Entergy sought to intervene and filed a protest to the pleadings.

In February 2014, Occidental filed a petition for enforcement against the LPSC. Occidental’s petition for enforcement alleges that the LPSC’s January 2014 order, which approved Entergy Gulf States Louisiana’s and Entergy Louisiana’s application for modification of Entergy’s methodology for calculating avoided cost rates paid to QFs, is inconsistent with the requirements of PURPA and the FERC’s regulations implementing PURPA. In April 2014 the FERC issued a “Notice Of Intent Not To Act At This Time” with respect to Occidental’s petition for enforcement against the LPSC. The FERC concluded that Occidental’s petition for enforcement largely raises the same issues as those raised in the January 2013 complaint and petition for declaratory order that Occidental had filed against MISO, and that the two proceedings should be addressed at the same time. The FERC reserved its ability to issue a further order or to take further action at a future date should it find that doing so is appropriate.

In April 2014, Occidental filed a complaint in federal district court for the Middle District of Louisiana against the LPSC and Entergy Louisiana that challenges the January 2014 order issued by the LPSC on grounds similar to those raised in the 2013 complaint and 2014 petition for enforcement that Occidental previously filed at the FERC.  The district court complaint seeks a declaration that the January 2014 order conflicts with and is preempted by PURPA and the Supremacy Clause of the United States Constitution, and also seeks an injunction prohibiting the LPSC and Entergy Louisiana from enforcing or utilizing the practices approved in the order.  The district court complaint seeks damages from Entergy Louisiana and a declaration from the district court that in pursuing the January 2014 order Entergy Louisiana breached an existing agreement with Occidental and an implied covenant of good faith and fair dealing.

In February 2013, Entergy Services, on behalf of the Utility operating companies, made a filing with the FERC requesting to adopt the standard Attachment O formula rate template used by transmission owners to establish transmission rates within MISO. The filing proposed four transmission pricing zones for the Utility operating companies, one for Entergy Arkansas, one for Entergy Mississippi, one for Entergy Texas, and one for Entergy Louisiana, Entergy Gulf States Louisiana, and Entergy New Orleans. In June 2013 the FERC issued an order accepting the use of four transmission pricing zones and set for hearing and settlement judge procedures those issues of material fact that FERC decided could not be resolved based on the existing record. Several parties, including the City Council, filed requests for rehearing of the June 2013 order. In February 2014 the FERC issued an order addressing the rehearing requests. Among other things, the FERC denied rehearing and affirmed its prior decision allowing the four transmission pricing zones for the Utility operating companies in MISO. The FERC granted rehearing and set for hearing and settlement judge proceedings certain challenges of MISO’s regional through and out rates. In March 2014 certain parties filed a request for rehearing of the FERC’s February 2014 order on issues related to MISO’s regional through and out rates. In February 2014 and April 2014 various parties appealed the FERC’s June 2013 and February 2014 orders to the U.S. Court of Appeals for the D.C. Circuit where the appeals have been consolidated for further proceedings.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

System Agreement

Utility Operating Company Notices of Termination of System Agreement Participation

As discussed in the Form 10-K, in February 2014, Entergy Louisiana and Entergy Gulf States Louisiana provided notice of their respective decisions to terminate their participation in the System Agreement and made a filing with the FERC seeking acceptance of the notice. In the FERC filing, Entergy Louisiana and Entergy Gulf States Louisiana requested an effective date of February 14, 2019 or such other effective date approved by the FERC for the termination. In March 2014 the City Council submitted comments to the FERC regarding the notices of termination. The City Council requested the FERC either to condition its acceptance of the notices on compliance with the prior 96-month notice termination period, or in the alternative, to consolidate the notice filings with the proceeding related to the Utility operating companies’ proposal to shorten the System Agreement’s termination notice period from 96 months to 60 months, and to set all of the proceedings for hearing. Also in March 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed a response to the City Council’s comments requesting that the FERC accept the notices without hearing and with an effective date subject to and consistent with the notice period established by the FERC in the proceeding related to the Utility operating companies’ proposal to shorten the System Agreement’s termination notice period. Entergy Louisiana, Entergy Gulf States Louisiana, and Entergy New Orleans continue to discuss with the LPSC staff and City Council advisors a proposal for the purpose of reaching a consensual agreement among Entergy Louisiana, Entergy Gulf States Louisiana, and Entergy New Orleans on early termination of the System Agreement.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of March 31, 2014 (2014 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2014	2015	2016	2017	2018
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	25%	17%	16%	14%	14%
Unit-contingent with availability guarantees (c)	16%	15%	14%	15%	3%
Firm LD (d)	58%	42%	10%	—%	—%
Offsetting positions (e)	(24%)	—%	—%	—%	—%
Total	75%	74%	40%	29%	17%
Planned generation (TWh) (f) (g)	30	35	36	35	35
Average revenue per MWh on contracted volumes:
Minimum	$44	$43	$47	$51	$56
Expected based on market prices as of March 31, 2014	$48	$53	$50	$53	$56
Sensitivity: -/+ $10 per MWh market price change	$45-$51	$48-$58	$48-$52	$52-$54	$56

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	15%	18%	18%	18%	18%
Capacity contracts (j)	40%	15%	15%	16%	7%
Total	55%	33%	33%	34%	25%
Planned net MW in operation (g)	5,011	4,406	4,406	4,406	4,406
Average revenue under contract per kW per month (applies to capacity contracts only)	$4.5	$3.2	$3.4	$5.6	$7.0

Total Nuclear Energy and Capacity Revenues (m)
Expected sold and market total revenue per MWh	$54	$53	$51	$52	$52
Sensitivity: -/+ $10 per MWh market price change	$49-$59	$46-$59	$44-$58	$45-$59	$44-$60

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2014	2015	2016	2017	2018
Energy
Percent of planned generation under contract (a):
Cost-based contracts (k)	43%	38%	36%	33%	34%
Firm LD (d)	8%	7%	7%	6%	7%
Total	51%	45%	43%	39%	41%
Planned generation (TWh) (f) (l)	5	5	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (k)	24%	24%	24%	26%	26%
Bundled capacity and energy contracts (i)	8%	8%	8%	8%	8%
Capacity contracts (j)	52%	53%	53%	56%	24%
Total	84%	85%	85%	90%	58%
Planned net MW in operation (l)	1,052	1,052	1,052	977	977

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights. Positions that are no longer classified as hedges are netted in the planned generation under contract.

(b)	Transaction under which power is supplied from a specific generation asset; if the asset is not operating, seller is generally not liable to buyer for any damages.

(c)
A sale of power on a unit-contingent basis coupled with a guarantee of availability provides for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold.  All of Entergy’s outstanding guarantees of availability provide for dollar limits on Entergy’s maximum liability under such guarantees.

(d)
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, defaulting party must compensate the other party as specified in the contract, a portion of which may be capped through the use of risk management products.

(e)	Transactions for the purchase of energy, generally to offset a firm LD transaction.

(f)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch.

(g)
Assumes NRC license renewals for plants whose current licenses expire within five years.  Assumes shutdown of Vermont Yankee in the fourth quarter 2014 and uninterrupted normal operation at remaining plants.  NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations) and Indian Point 3 (December 2015).  For a discussion regarding the shutdown of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein.  For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” herein and in the Form10-K.

(h)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.

(i)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.

(j)	A contract for the sale of an installed capacity product in a regional market.

(k)
Contracts priced in accordance with cost-based rates, a ratemaking concept used for the design and development of rate schedules to ensure that the filed rate schedules recover only the cost of providing the service; these contracts are on owned non-utility resources located within Entergy’s Utility service area and were executed prior to receiving market-based rate authority under MISO.  The percentage sold assumes completion of the necessary transmission upgrades required for the approved transmission rights.

(l)
Non-nuclear planned generation and net MW in operation include purchases from affiliated and non-affiliated counterparties under long-term contracts and exclude energy and capacity from Entergy Wholesale Commodities’ wind investment. The decrease in planned net MW in operation beginning in 2017 is due to the expiration of a non-affiliated 75 MW contact.

(m)	Includes expectations for the new New York ISO Lower Hudson Valley capacity zone starting in May 2014.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on March 31, 2014 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $148 million for the remainder of 2014. A negative $10 per MWh change in the annual average energy price in the markets based on March 31, 2014 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($142) million for the remainder of 2014.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At March 31, 2014, based on power prices at that time, Entergy had liquidity exposure of $264 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $73 million of posted cash collateral.  As of March 31, 2014, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $148 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of March 31, 2014, Entergy would have been required to provide approximately $114 million of additional cash or letters of credit under some of the agreements.

As of March 31, 2014, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2018 have public investment grade credit ratings.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.  Following is an update to that discussion.

Nuclear Decommissioning Costs

In the first quarter 2014, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and ANO 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in a $43.6 million increase in the decommissioning cost liabilities, along with a corresponding increase in the related asset retirement cost assets that will be depreciated over the remaining lives of the units.

New Accounting Pronouncements

The accounting standard-setting process, including projects between the FASB and the International Accounting Standards Board (IASB) to converge U.S. GAAP and International Financial Reporting Standards, is ongoing and the FASB and the IASB are each currently working on several projects that have not yet resulted in final pronouncements.  Final pronouncements that result from these projects could have a material effect on Entergy’s future net income, financial position, or cash flows.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(Page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,226,463	$1,949,280
Natural gas	78,220	53,321
Competitive businesses	904,160	606,273
TOTAL	3,208,843	2,608,874
OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	543,829	510,333
Purchased power	574,627	373,129
Nuclear refueling outage expenses	59,544	60,719
Other operation and maintenance	737,980	754,258
Decommissioning	65,799	59,104
Taxes other than income taxes	154,468	151,095
Depreciation and amortization	328,724	300,876
Other regulatory charges	3,995	5,315
TOTAL	2,468,966	2,214,829
OPERATING INCOME	739,877	394,045
OTHER INCOME
Allowance for equity funds used during construction	15,129	12,751
Interest and investment income	35,248	38,306
Miscellaneous - net	(11,704)	(13,623)
TOTAL	38,673	37,434
INTEREST EXPENSE
Interest expense	162,551	153,149
Allowance for borrowed funds used during construction	(7,020)	(5,188)
TOTAL	155,531	147,961
INCOME BEFORE INCOME TAXES	623,019	283,518
Income taxes	216,966	116,536
CONSOLIDATED NET INCOME	406,053	166,982
Preferred dividend requirements of subsidiaries	4,879	5,582
NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$401,174	$161,400
Earnings per average common share:
Basic	$2.24	$0.91
Diluted	$2.24	$0.90
Dividends declared per common share	$0.83	$0.83
Basic average number of common shares outstanding	178,797,829	178,027,961
Diluted average number of common shares outstanding	179,055,967	178,413,287
See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
Net Income	$406,053	$166,982

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of $7,225 and ($41,135))	13,754	(75,975)
Pension and other postretirement liabilities
(net of tax expense of $17,761 and $5,869)	(12,696)	9,795
Net unrealized investment gains
(net of tax expense of $5,748 and $54,311)	22,989	56,377
Foreign currency translation
(net of tax expense (benefit) of $40 and ($416))	75	(772)
Other comprehensive income (loss)	24,122	(10,575)

Comprehensive Income	430,175	156,407
Preferred dividend requirements of subsidiaries	4,879	5,582
Comprehensive Income Attributable to Entergy Corporation	$425,296	$150,825

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$406,053	$166,982
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	516,442	472,933
Deferred income taxes, investment tax credits, and non-current taxes accrued	234,102	98,671
Changes in working capital:
Receivables	49,107	(29,845)
Fuel inventory	15,940	(5,147)
Accounts payable	32,870	(40,861)
Prepaid taxes and taxes accrued	(79,829)	(35,648)
Interest accrued	(24,802)	(30,570)
Deferred fuel costs	(161,189)	(2,149)
Other working capital accounts	(115,060)	(151,958)
Changes in provisions for estimated losses	3,319	(245,972)
Changes in other regulatory assets	18,627	167,634
Changes in other regulatory liabilities	19,634	147,492
Changes in pensions and other postretirement liabilities	(46,174)	32,696
Other	(101,883)	(269)
Net cash flow provided by operating activities	767,157	543,989

INVESTING ACTIVITIES
Construction/capital expenditures	(483,350)	(631,857)
Allowance for equity funds used during construction	15,883	13,672
Nuclear fuel purchases	(142,672)	(145,168)
Proceeds from sale of assets	10,100	—
Insurance proceeds received for property damages	28,226	—
Changes in securitization account	(2,219)	1,601
NYPA value sharing payment	(72,000)	(71,736)
Payments to storm reserve escrow account	(1,897)	(2,219)
Receipts from storm reserve escrow account	—	252,482
Decrease (increase) in other investments	18,093	(44,298)
Proceeds from nuclear decommissioning trust fund sales	536,515	398,010
Investment in nuclear decommissioning trust funds	(562,278)	(432,247)
Net cash flow used in investing activities	(655,599)	(661,760)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	753,244	564,717
Treasury stock	35,538	8,102
Retirement of long-term debt	(735,794)	(849,860)
Changes in credit borrowings and commercial paper - net	157,959	277,886
Dividends paid:
Common stock	(148,275)	(147,902)
Preferred stock	(4,873)	(5,582)
Net cash flow provided by (used in) financing activities	57,799	(152,639)

Effect of exchange rates on cash and cash equivalents	—	772

Net increase (decrease) in cash and cash equivalents	169,357	(269,638)

Cash and cash equivalents at beginning of period	739,126	532,569

Cash and cash equivalents at end of period	$908,483	$262,931

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$181,112	$179,119
Income taxes	$4,196	$12,341

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$108,053	$129,979
Temporary cash investments	800,430	609,147
Total cash and cash equivalents	908,483	739,126
Accounts receivable:
Customer	701,534	670,641
Allowance for doubtful accounts	(34,064)	(34,311)
Other	184,623	195,028
Accrued unbilled revenues	276,099	340,828
Total accounts receivable	1,128,192	1,172,186
Deferred fuel costs	241,372	116,379
Accumulated deferred income taxes	64,889	175,073
Fuel inventory - at average cost	193,018	208,958
Materials and supplies - at average cost	926,256	915,006
Deferred nuclear refueling outage costs	306,355	192,474
Prepayments and other	424,751	410,489
TOTAL	4,193,316	3,929,691
OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	39,370	40,350
Decommissioning trust funds	4,991,062	4,903,144
Non-utility property - at cost (less accumulated depreciation)	199,251	199,375
Other	167,569	210,616
TOTAL	5,397,252	5,353,485
PROPERTY, PLANT AND EQUIPMENT
Electric	43,180,962	42,935,712
Property under capital lease	940,996	941,299
Natural gas	368,094	366,365
Construction work in progress	1,645,580	1,514,857
Nuclear fuel	1,563,851	1,566,904
TOTAL PROPERTY, PLANT AND EQUIPMENT	47,699,483	47,325,137
Less - accumulated depreciation and amortization	19,690,826	19,443,493
PROPERTY, PLANT AND EQUIPMENT - NET	28,008,657	27,881,644
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	847,868	849,718
Other regulatory assets (includes securitization property of $796,806 as of March 31, 2014 and $822,218 as of December 31, 2013)	3,876,586	3,893,363
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	42,500	62,011
Other	961,216	887,160
TOTAL	6,277,544	6,241,626
TOTAL ASSETS	$43,876,769	$43,406,446
See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$422,666	$457,095
Notes payable and commercial paper	1,204,846	1,046,887
Accounts payable	1,145,591	1,173,313
Customer deposits	372,723	370,997
Taxes accrued	111,264	191,093
Accumulated deferred income taxes	28,382	28,307
Interest accrued	156,195	180,997
Deferred fuel costs	21,435	57,631
Obligations under capital leases	2,368	2,323
Pension and other postretirement liabilities	57,109	67,419
Other	394,882	484,510
TOTAL	3,917,461	4,060,572
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,876,125	8,724,635
Accumulated deferred investment tax credits	260,714	263,765
Obligations under capital leases	31,608	32,218
Other regulatory liabilities	1,315,589	1,295,955
Decommissioning and asset retirement cost liabilities	4,040,099	3,933,416
Accumulated provisions	118,741	115,139
Pension and other postretirement liabilities	2,284,840	2,320,704
Long-term debt (includes securitization bonds of $860,501 as of March 31, 2014 and $883,013 as of December 31, 2013)	12,198,641	12,139,149
Other	579,763	583,667
TOTAL	29,706,120	29,408,648
Commitments and Contingencies
Subsidiaries’ preferred stock without sinking fund	210,760	210,760
EQUITY
Common Shareholders’ Equity:
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2014 and in 2013	2,548	2,548
Paid-in capital	5,350,632	5,368,131
Retained earnings	10,077,952	9,825,053
Accumulated other comprehensive loss	(5,202)	(29,324)
Less - treasury stock, at cost (75,608,733 shares in 2014 and 76,381,936 shares in 2013)	5,477,502	5,533,942
Total common shareholders’ equity	9,948,428	9,632,466
’Subsidiaries’ preferred stock without sinking fund	94,000	94,000
TOTAL	10,042,428	9,726,466
TOTAL LIABILITIES AND EQUITY	$43,876,769	$43,406,446
See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2012	$94,000	$2,548	($5,574,819)	$5,357,852	$9,704,591	($293,083)	$9,291,089
Consolidated net income (a)	5,582	—	—	—	161,400	—	166,982
Other comprehensive loss	—	—	—	—	—	(10,575)	(10,575)
Common stock issuances related to stock-based compensation plans	—	—	20,949	(7,967)	—	—	12,982
Common stock dividends declared	—	—	—	—	(147,820)	—	(147,820)
Preferred dividend requirements of subsidiaries (a)	(5,582)	—	—	—	—	—	(5,582)
Balance at March 31, 2013	$94,000	$2,548	($5,553,870)	$5,349,885	$9,718,171	($303,658)	$9,307,076
Balance at December 31, 2013	$94,000	$2,548	($5,533,942)	$5,368,131	$9,825,053	($29,324)	$9,726,466
Consolidated net income (a)	4,879	—	—	—	401,174	—	406,053
Other comprehensive income	—	—	—	—	—	24,122	24,122
Common stock issuances related to stock-based compensation plans	—	—	56,440	(17,499)	—	—	38,941
Common stock dividends declared	—	—	—	—	(148,275)	—	(148,275)
Preferred dividend requirements of subsidiaries (a)	(4,879)	—	—	—	—	—	(4,879)
Balance at March 31, 2014	$94,000	$2,548	($5,477,502)	$5,350,632	$10,077,952	($5,202)	$10,042,428
See Notes to Financial Statements.
(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2014 and 2013 include $3.2 million and $3.9 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$904	$751	$153	20
Commercial	577	523	54	10
Industrial	555	544	11	2
Governmental	53	52	1	2
Total retail	2,089	1,870	219	12
Sales for resale	119	52	67	129
Other	18	27	(9)	(33)
Total	$2,226	$1,949	$277	14
Utility Billed Electric Energy Sales (GWh):
Residential	10,027	8,344	1,683	20
Commercial	6,800	6,421	379	6
Industrial	10,113	9,868	245	2
Governmental	584	584	—	—
Total retail	27,524	25,217	2,307	9
Sales for resale	2,234	630	1,604	255
Total	29,758	25,847	3,911	15
Entergy Wholesale Commodities:
Operating Revenues	$912	$614	$298	49
Billed Electric Energy Sales (GWh)	10,014	10,387	(373)	(4)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy’s results of operations, cash flows, or financial condition, except as otherwise discussed in the Form 10-K or in this report.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein.

ANO Damage and Outage

See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident. The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was $95 million as of March 31, 2014.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage. In February 2014, the APSC approved Entergy Arkansas’s request to exclude from the calculation of its revised energy cost rate $65.9 million of deferred fuel and purchased energy costs incurred in 2013 as a result of the ANO stator incident. The APSC authorized Entergy Arkansas to retain the $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident is available. Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action.  Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO.  NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO.  Entergy has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy.  On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a general contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop. During the first quarter of 2014, Entergy Arkansas collected $33 million from NEIL and is pursuing additional recoveries due under the policy.

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  Entergy Mississippi completed the process of assessing the nature and extent of the damage to the unit and repairs are in progress. The current estimate of costs to return the unit to service is in the range of $45 million to $60 million.  This estimate may change as restorative activities occur.  The costs necessary to return the plant to service are expected to be incurred into late 2014.  Entergy Mississippi believes that the damage is covered by its property insurance policy, subject to a $20 million deductible. In December 2013, Entergy Mississippi made a filing with the MPSC requesting approval for Entergy Mississippi to defer and accumulate the costs incurred in connection with Baxter Wilson repair activities, net of applicable insurance proceeds, with such costs to be recoverable in a manner to be determined by the MPSC. The MPSC has not acted on Entergy Mississippi’s request.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy’s nuclear power plants.

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s non-nuclear property insurance program.

Employment Litigation

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s employment and labor-related proceedings.

Asbestos Litigation (Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos litigation at Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas.

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business presented on the balance sheets of Entergy and the Registrant Subsidiaries.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the LPSC

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2014, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2013.  The filing showed an earned return on common equity of 5.47%, which results in a $1.5 million rate increase. In April 2014 the LPSC Staff issued a report indicating "that Entergy Gulf States Louisiana has properly determined its earnings for the test year ended September 30, 2013." The $1.5 million rate increase was implemented effective with the first billing cycle of April 2014.

Filings with the City Council (Entergy Louisiana)

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council. Entergy Louisiana is requesting a rate increase of $13 million over three years, including a 10.4%
return on common equity and a formula rate plan mechanism identical to its LPSC request made in February 2013. In January 2014, the City Council Advisors filed direct testimony recommending a rate increase of $5.56 million over

Entergy Corporation and Subsidiaries
Notes to Financial Statements

three years, including an 8.13% return on common equity. New rates are currently expected to become effective in second quarter 2014. The procedural schedule calls for the hearing on the merits to commence on May 20, 2014.

Filings with the PUCT (Entergy Texas)

2013 Rate Case

In September 2013, Entergy Texas filed a rate case requesting a $38.6 million base rate increase reflecting a 10.4% return on common equity based on an adjusted test year ending March 31, 2013.  The rate case also proposed (1) a rough production cost equalization adjustment rider recovering Entergy Texas’s payment to Entergy New Orleans to achieve rough production cost equalization based on calendar year 2012 production costs and (2) a rate case expense rider recovering the cost of the 2013 rate case and certain costs associated with previous rate cases. The rate case filing also included a request to reconcile $0.9 billion of fuel and purchased power costs and fuel revenues covering the period July 2011 through March 2013.  The fuel reconciliation also reflects special circumstances fuel cost recovery of approximately $22 million of purchased power capacity costs. In January 2014 the PUCT staff filed direct testimony recommending a retail rate reduction of $0.3 million and a 9.2% return on common equity. In March 2014, Entergy Texas filed an Agreed Motion for Interim Rates. The motion explained that the parties to this proceeding have agreed that Entergy Texas should be allowed to implement new rates reflecting an $18.5 million base rate increase, effective for usage on and after April 1, 2014, as well as recovery of charges for rough production cost equalization and rate case expenses. In March 2014, the State Office of Administrative Hearings, the body assigned to hear the case, approved the motion. In April 2014, Entergy Texas filed a unanimous stipulation in this case. Among other things, the stipulation provides for an $18.5 million base rate increase, recovery over three years of rough production cost equalization charges and rate case expenses (the same as the interim rates currently in effect), and states a 9.8% return on common equity. In addition, the stipulation finalizes the fuel and purchased power reconciliation covering the period July 2011 through March 2013, with the parties stipulating an immaterial fuel disallowance. No special circumstances recovery of purchased power costs was allowed. In April 2014, the State Office of Administrative Hearings remanded the case back to the PUCT for final processing. A memorandum filed in this matter by the PUCT’s ALJ indicates that the PUCT will consider this matter at its open meeting currently scheduled for May 16, 2014.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceedings regarding the System Agreement, including the FERC’s October 2011 order and Entergy’s December 2011 compliance filing in response to that order.  In February 2014 the FERC issued a rehearing order addressing its October 2011 order. The FERC denied the LPSC’s request for rehearing on the issues of whether the bandwidth remedy should be made effective earlier than June 1, 2005, and whether refunds should be ordered for the 20-month refund effective period. The FERC granted the LPSC’s rehearing request on the issue of interest on the bandwidth payments/receipts for the June - December 2005 period, requiring that interest be accrued from June 1, 2006 until the date those bandwidth payments/receipts are made. Also in February 2014 the FERC issued an order rejecting the December 2011 compliance filing that calculated the bandwidth payments/receipts for the June - December 2005 period. The FERC order requires a new compliance filing that calculates the bandwidth payments/receipts for the June - December 2005 period based on monthly data for the seven individual months and that includes interest pursuant to the February 2014 rehearing order. Entergy has sought rehearing of the February 2014 orders with respect to the FERC’s determinations regarding interest.

In April 2014, Entergy filed with the FERC a compliance filing that provides the payments and receipts among the Utility operating companies pursuant to the FERC’s February 2014 orders.  The filing shows the following net payments and receipts, including interest, among the Utility operating companies:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Payments (Receipts)
(In Millions)
Entergy Arkansas	$67
Entergy Gulf States Louisiana	($33)
Entergy Louisiana	$—
Entergy Mississippi	($11)
Entergy New Orleans	$2
Entergy Texas	($25)

Storm Cost Recovery Filings with Retail Regulators

Entergy New Orleans

As discussed in the Form 10-K, total restoration costs for the repair and replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow account to partially offset these costs. In February 2014, Entergy New Orleans made a filing with the City Council seeking certification of the Hurricane Isaac costs.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2014			2013
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$401.2	178.8	$2.24	$161.4	178.0	$0.91
Average dilutive effect of:
Stock options		—	—		0.1	—
Other equity plans		0.3	—		0.3	(0.01)
Diluted earnings per share	$401.2	179.1	$2.24	$161.4	178.4	$0.90

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 9.0 million and 8.9 million for the three months ended March 31, 2014 and 2013, respectively.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 herein and in Note 12 to the financial statements in the Form 10-K.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Treasury Stock

During the three months ended March 31, 2014, Entergy Corporation issued 773,203 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2014.

Retained Earnings

On April 17, 2014, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on June 2, 2014 to holders of record as of May 15, 2014.

Comprehensive Income

Accumulated other comprehensive loss is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive loss for Entergy for the three months ended March 31, 2014 by component:

	Cash flow hedges net unrealized loss	Pension and other postretirement liabilities	Net unrealized investment gains	Foreign currency translation	Total Accumulated Other Comprehensive Loss
	(In Thousands)
Beginning balance, December 31, 2013	($81,777)	($288,223)	$337,256	$3,420	($29,324)
Other comprehensive income before reclassifications	140,052	—	24,723	75	164,850
Amounts reclassified from accumulated other comprehensive loss	(126,298)	(12,696)	(1,734)	—	(140,728)
Net other comprehensive income (loss) for the period	13,754	(12,696)	22,989	75	24,122
Ending balance, March 31, 2014	($68,023)	($300,919)	$360,245	$3,495	($5,202)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive loss for Entergy for the three months ended March 31, 2013 by component:

	Cash flow hedges net unrealized gain	Pension and other postretirement liabilities	Net unrealized investment gains	Foreign currency translation	Total Accumulated Other Comprehensive Loss
	(In Thousands)
Beginning balance, December 31, 2012	$79,905	($590,712)	$214,547	$3,177	($293,083)
Other comprehensive income (loss) before reclassifications	(77,561)	—	57,372	(772)	(20,961)
Amounts reclassified from accumulated other comprehensive loss	1,586	9,795	(995)	—	10,386
Net other comprehensive income (loss) for the period	(75,975)	9,795	56,377	(772)	(10,575)
Ending balance, March 31, 2013	$3,930	($580,917)	$270,924	$2,405	($303,658)

The following table presents changes in accumulated other comprehensive loss for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended March 31, 2014:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance December 31, 2013	($28,202)	($9,635)
Amounts reclassified from accumulated other comprehensive income (loss)	122	(302)
Net other comprehensive income (loss) for the period	122	(302)
Ending balance, March 31, 2014	($28,080)	($9,937)

The following table presents changes in accumulated other comprehensive loss for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended March 31, 2013:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance, December 31, 2012	($65,229)	($46,132)
Amounts reclassified from accumulated other comprehensive income	955	678
Net other comprehensive income for the period	955	678
Ending balance, March 31, 2013	($64,274)	($45,454)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy for the three months ended March 31, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized loss
Power contracts	$194,603	Competitive business operating revenues
Interest rate swaps	(298)	Miscellaneous - net
Total realized gains on cash flow hedges	194,305
	(68,007)	Income taxes
Total realized gains on cash flow hedges (net of tax)	$126,298

Pension and other postretirement liabilities
Amortization of prior-service costs	$5,078	(a)
Amortization of loss	(8,981)	(a)
Settlement loss	(1,162)	(a)
Total amortization	(5,065)
	17,761	Income taxes
Total amortization (net of tax)	$12,696

Net unrealized investment gains
Realized gain	$3,400	Interest and investment income
	(1,666)	Income taxes
Total realized investment gain (net of tax)	$1,734

Total reclassifications for the period (net of tax)	$140,728

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy for the three months ended March 31, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized loss
Power contracts	($2,117)	Competitive business operating revenues
Interest rate swaps	(405)	Miscellaneous - net
Total realized losses on cash flow hedges	(2,522)
	936	Income taxes
Total realized losses on cash flow hedges (net of tax)	($1,586)

Pension and other postretirement liabilities
Amortization of prior-service costs	$2,384	(a)
Amortization of loss	(18,048)	(a)
Total amortization	(15,664)
	5,869	Income taxes
Total amortization (net of tax)	($9,795)

Net unrealized investment gains
Realized gain	$1,951	Interest and investment income
	(956)	Income taxes
Total realized investment gain (net of tax)	$995

Total reclassifications for the period (net of tax)	($10,386)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended March 31, 2014 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service costs	$559	$844	(a)
Amortization of loss	(782)	(378)	(a)
Total amortization	(223)	466
	101	(164)	Income tax expense (benefit)
Total amortization (net of tax)	(122)	302

Total reclassifications for the period (net of tax)	($122)	$302

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended March 31, 2013 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service costs	$206	$62	(a)
Amortization of loss	(1,947)	(1,287)	(a)
Total amortization	(1,741)	(1,225)
	786	547	Income taxes
Total amortization (net of tax)	(955)	(678)
Total reclassifications for the period (net of tax)	($955)	($678)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment

Entergy Corporation and Subsidiaries
Notes to Financial Statements

amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2014 was 1.93% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2014.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$115	$9	$3,376

Entergy Corporation’s facility requires it to maintain a consolidated debt ratio of 65% or less of its total capitalization.  Entergy is in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At March 31, 2014, Entergy Corporation had $1,059 million of commercial paper outstanding.  The weighted-average interest rate for the three months ended March 31, 2014 was 0.91%.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2014 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2014
Entergy Arkansas	April 2014	$20 million (b)	1.73%	$—
Entergy Arkansas	March 2019	$150 million (c)	1.65%	$—
Entergy Gulf States Louisiana	March 2019	$150 million (d)	1.40%	$—
Entergy Louisiana	March 2019	$200 million (e)	1.40%	$—
Entergy Mississippi	May 2014	$37.5 million (f)	1.90%	$—
Entergy Mississippi	May 2014	$35 million (f)	1.90%	$—
Entergy Mississippi	May 2014	$20 million (f)	1.90%	$—
Entergy New Orleans	November 2014	$25 million	1.63%	$—
Entergy Texas	March 2019	$150 million (g)	1.65%	$—

(a)	The interest rate is the rate as of March 31, 2014 that would most likely apply to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable. In April 2014, Entergy Arkansas renewed its credit facility through April 2015.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2014, $1 million in letters of credit were outstanding.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of March 31, 2014, $26 million in letters of credit were outstanding.

(e)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2014, $23 million in letters of credit were outstanding.

(f)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable. Prior to expiration on May 31, 2014, Entergy Mississippi expects to renew all of its credit facilities.

(g)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2014, $36.3 million in letters of credit were outstanding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The commitment fees on the credit facilities range from 0.125% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Mississippi and Entergy New Orleans each entered into an uncommitted letter of credit facility in 2013 as a means to post collateral to support its obligations related to MISO. As of March 31, 2014, a $25 million letter of credit was outstanding under Entergy Mississippi’s letter of credit facility and an $8.5 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility. As of March 31, 2014, the letter of credit fee on outstanding letters of credit under the Entergy Mississippi and Entergy New Orleans letter of credit facilities was 1.50%.
The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2015.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2014 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Gulf States Louisiana	$200	$—
Entergy Louisiana	$250	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$100	$—
Entergy Texas	$200	$39
System Energy	$200	$—

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of March 31, 2014:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2014
		(Dollars in Millions)
Entergy Arkansas VIE	June 2016	$85	1.57%	$62.5
Entergy Gulf States Louisiana VIE	June 2016	$100	1.25%	$0.3
Entergy Louisiana VIE	June 2016	$90	1.50%	$31.7
System Energy VIE	June 2016	$125	1.64%	$52.7

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy.  The nuclear fuel

Entergy Corporation and Subsidiaries
Notes to Financial Statements

company variable interest entity for Entergy Gulf States Louisiana does not issue commercial paper, but borrows directly on its bank credit facility.

Amounts outstanding on the Entergy Gulf States Louisiana nuclear fuel company variable interest entity’s credit facility, if any, are included in long-term debt on its balance sheet and commercial paper outstanding for the other nuclear fuel company variable interest entities is classified as a current liability on the respective balance sheets.  The commitment fees on the credit facilities are 0.10% of the undrawn commitment amount for the Entergy Louisiana and Entergy Gulf States Louisiana VIEs and 0.125% of the undrawn commitment amount for the Entergy Arkansas and System Energy VIEs.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization.

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of March 31, 2014 as follows:

Company	Description	Amount

Entergy Arkansas VIE	5.69% Series I due July 2014	$70 million
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Gulf States Louisiana VIE	3.25% Series Q due July 2017	$75 million
Entergy Gulf States Louisiana VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana VIE	5.69% Series E due July 2014	$50 million
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
Entergy Louisiana VIE	3.25% Series G due July 2017	$25 million
Entergy Louisiana VIE	3.92% Series H due February 2021	$40 million
System Energy VIE	5.33% Series G due April 2015	$60 million
System Energy VIE	4.02% Series H due February 2017	$50 million
System Energy VIE	3.78% Series I due October 2018	$85 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Redemptions

(Entergy Arkansas)

In March 2014, Entergy Arkansas issued $375 million of 3.70% Series first mortgage bonds due June 2024. Entergy Arkansas used the proceeds to pay, in March 2014, its $250 million term loan and, in April 2014, its $115 million 5.0% Series first mortgage bonds due July 2018 and for general corporate purposes.

(Entergy Mississippi)

In March 2014, Entergy Mississippi issued $100 million of 3.75% Series first mortgage bonds due July 2024. Entergy Mississippi used the proceeds to pay in April 2014, prior to maturity, its $95 million 4.95% Series first mortgage bonds due June 2018 and for general corporate purposes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2014 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$12,621,307	$12,666,156
Entergy Arkansas	$2,530,596	$2,329,749
Entergy Gulf States Louisiana	$1,513,024	$1,628,264
Entergy Louisiana	$3,242,584	$3,211,101
Entergy Mississippi	$1,153,675	$1,186,913
Entergy New Orleans	$225,943	$221,758
Entergy Texas	$1,534,531	$1,703,937
System Energy	$710,721	$675,260

(a)
The values exclude lease obligations of $132 million at Entergy Louisiana and $51 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $96 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2013 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$12,596,244	$12,439,785
Entergy Arkansas	$2,405,802	$2,142,527
Entergy Gulf States Louisiana	$1,527,465	$1,631,308
Entergy Louisiana	$3,219,516	$3,148,877
Entergy Mississippi	$1,053,670	$1,067,006
Entergy New Orleans	$225,944	$217,692
Entergy Texas	$1,556,939	$1,726,623
System Energy	$757,436	$664,890

(a)
The values exclude lease obligations of $149 million at Entergy Louisiana and $97 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $95 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted 611,700 stock options during the first quarter 2014 with a weighted-average fair value of $8.71 per option.  At March 31, 2014, there are 9,557,667 stock options outstanding with a weighted-average exercise price of $80.32.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2014.  Because Entergy’s stock price at March 31, 2014 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of March 31, 2014 is zero.  The intrinsic value of “in the money” stock options is $3.6 million as of March 31, 2014.

The following table includes financial information for stock options for the three months ended March 31, 2014 and 2013:

	2014	2013
	(In Millions)
Compensation expense included in Entergy’s net income	$1.3	$1.3
Tax benefit recognized in Entergy’s net income	$0.5	$0.5
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.2

Other Equity Plans

In January 2014 the Board approved and Entergy granted 352,600 restricted stock awards and 226,792 long-term incentive awards under the 2011 Equity Ownership and Long-term Cash Incentive Plan.  The restricted stock awards were made effective as of January 30, 2014 and were valued at $63.17 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  The long-term incentive awards are granted in the form of performance units, which are equal to the cash value of shares of Entergy Corporation at the end of the performance period, which is the last day of the year.  The performance units were made effective as of January 30, 2014 and were valued at $67.16 per share.  Entergy considers various factors, primarily market conditions, in determining the value of the performance units.  Shares of the restricted stock awards have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.  Shares of the performance units have the same dividend rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

The following table includes financial information for other equity plans for the three months ended March 31, 2014 and 2013:

	2014	2013
	(In Millions)
Compensation expense included in Entergy’s net income	$7.4	$5.9
Tax benefit recognized in Entergy’s net income	$2.9	$2.3
Compensation cost capitalized as part of fixed assets and inventory	$1.1	$0.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the first quarters of 2014 and 2013, included the following components:

	2014	2013
	(In Thousands)
Service cost - benefits earned during the period	$35,109	$44,051
Interest cost on projected benefit obligation	72,519	65,266
Expected return on assets	(90,366)	(81,748)
Amortization of prior service cost	400	567
Amortization of loss	36,274	54,951
Net pension costs	$53,936	$83,087

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the first quarters of 2014 and 2013, included the following components:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,023	$2,881	$3,546	$1,523	$666	$1,285	$1,446
Interest cost on projected
benefit obligation	14,884	7,278	9,467	4,318	2,041	4,437	3,390
Expected return on assets	(18,305)	(9,488)	(11,449)	(5,698)	(2,505)	(5,931)	(4,155)
Amortization of loss	8,989	3,981	6,131	2,354	1,449	2,339	2,375
Net pension cost	$10,591	$4,652	$7,695	$2,497	$1,651	$2,130	$3,056

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,371	$3,599	$4,334	$1,842	$832	$1,637	$1,836
Interest cost on projected
benefit obligation	13,550	6,657	8,644	3,930	1,849	4,055	3,016
Expected return on assets	(16,717)	(8,734)	(10,454)	(5,279)	(2,270)	(5,566)	(4,299)
Amortization of prior service
cost	6	2	21	2	—	2	3
Amortization of loss	12,544	5,933	8,727	3,344	2,011	3,373	2,429
Net pension cost	$15,754	$7,457	$11,272	$3,839	$2,422	$3,501	$2,985

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Net Pension Cost

Entergy recognized $10.0 million and $5.5 million in pension cost for its non-qualified pension plans in the first quarters of 2014 and 2013, respectively. Reflected in the pension cost for non-qualified pension plans in the first quarter 2014 is a $5.5 million settlement charge recognized in March 2014 related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the first quarter of 2014 and 2013:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost three months ended March 31, 2014	$161	$33	$1	$48	$23	$125
Non-qualified pension cost three months ended March 31, 2013	$103	$38	$3	$47	$23	$149

Reflected in Entergy Arkansas’s and Entergy Texas’s non-qualified pension costs in the first quarter 2014 are $51 thousand and $6 thousand, respectively, in settlement charges recognized in March 2014 related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the first quarters of 2014 and 2013, included the following components:

	2014	2013
	(In Thousands)
Service cost - benefits earned during the period	$10,873	$18,917
Interest cost on accumulated postretirement benefit obligation (APBO)	17,960	19,766
Expected return on assets	(11,197)	(9,950)
Amortization of prior service credit	(7,898)	(3,334)
Amortization of loss	2,786	11,304
Net other postretirement benefit cost	$12,524	$36,703

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the first quarters of 2014 and 2013, included the following components:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,489	$1,224	$1,130	$475	$217	$595	$515
Interest cost on APBO	3,065	2,095	2,066	914	701	1,413	653
Expected return on assets	(4,784)	—	—	(1,443)	(1,119)	(2,590)	(932)
Amortization of prior service
credit	(610)	(559)	(844)	(229)	(177)	(325)	(206)
Amortization of loss	317	303	378	37	14	200	111
Net other postretirement
benefit cost	($523)	$3,063	$2,730	($246)	($364)	($707)	$141

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,414	$2,001	$2,172	$819	$447	$950	$907
Interest cost on APBO	3,360	2,226	2,349	1,074	785	1,515	729
Expected return on assets	(4,149)	—	—	(1,317)	(1,014)	(2,321)	(825)
Amortization of prior service
credit	(133)	(206)	(62)	(35)	10	(107)	(16)
Amortization of loss	2,041	1,174	1,287	662	396	976	479
Net other postretirement
benefit cost	$3,533	$5,195	$5,746	$1,203	$624	$1,013	$1,274

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the first quarter 2014:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($389)	$5,571	($104)	$5,078
Amortization of loss	(6,734)	(1,673)	(574)	(8,981)
Settlement loss	—	—	(1,162)	(1,162)
	($7,123)	$3,898	($1,840)	($5,065)
Entergy Gulf States Louisiana
Amortization of prior service cost	$—	$559	$—	$559
Amortization of loss	(478)	(303)	(1)	(782)
	($478)	$256	($1)	($223)
Entergy Louisiana
Amortization of prior service cost	$—	$844	$—	$844
Amortization of loss	—	(378)	—	(378)
	$—	$466	$—	$466

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the first quarter 2013:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($502)	$3,007	($121)	$2,384
Amortization of loss	(11,845)	(5,486)	(717)	(18,048)
	($12,347)	($2,479)	($838)	($15,664)
Entergy Gulf States Louisiana
Amortization of prior service cost	$—	$206	$—	$206
Amortization of loss	(771)	(1,174)	(2)	(1,947)
	($771)	($968)	($2)	($1,741)
Entergy Louisiana
Amortization of prior service cost	$—	$62	$—	$62
Amortization of loss	—	(1,287)	—	(1,287)
	$—	($1,225)	$—	($1,225)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $400 million to its qualified pension plans in 2014.  As of March 31, 2014, Entergy had contributed $58.3 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2014:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2014 pension contributions	$93,999	$31,119	$53,047	$21,540	$10,495	$18,302	$21,388
Pension contributions made through March 2014	$13,653	$4,418	$7,808	$3,119	$1,540	$2,610	$3,130
Remaining estimated pension contributions to be made in 2014	$80,346	$26,701	$45,239	$18,421	$8,955	$15,692	$18,258

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of March 31, 2014 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the first quarters of 2014 and 2013 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2014
Operating revenues	$2,304,704	$912,122	$761	($8,744)	$3,208,843
Income taxes	$115,064	$118,877	($16,975)	$—	$216,966
Consolidated net income (loss)	$205,440	$242,470	($15,462)	($26,395)	$406,053
2013
Operating revenues	$2,003,441	$613,733	$1,000	($9,300)	$2,608,874
Income taxes	$71,075	$56,936	($11,475)	$—	$116,536
Consolidated net income (loss)	$127,835	$82,114	($16,572)	($26,395)	$166,982

Businesses marked with * are sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity. Almost all of Entergy’s goodwill is related to the Utility segment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Registrant Subsidiaries

Each of the Registrant Subsidiaries has one reportable segment, which is an integrated utility business, except for System Energy, which is an electricity generation business.  Each of the Registrant Subsidiaries’ operations is managed on an integrated basis by that company because of the substantial effect of cost-based rates and regulatory oversight on the business process, cost structures, and operating results.

NOTE 8.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Market Risk

In the normal course of business, Entergy is exposed to a number of market risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular commodity or instrument.  All financial and commodity-related instruments, including derivatives, are subject to market risk including commodity price risk, equity price, and interest rate risk.  Entergy uses derivatives primarily to mitigate commodity price risk, particularly power price and fuel price risk.

The Utility has limited exposure to the effects of market risk because it operates primarily under cost-based rate regulation.  To the extent approved by their retail regulators, the Utility operating companies use derivative instruments to hedge the exposure to price volatility inherent in their purchased power, fuel, and gas purchased for resale costs that are recovered from customers.

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy and capacity in the day ahead or spot markets.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to mitigate commodity price risk.  When the market price falls, the combination of instruments is expected to settle in gains that offset lower revenue from generation, which results in a more predictable cash flow.

Entergy’s exposure to market risk is determined by a number of factors, including the size, term, composition, and diversification of positions held, as well as market volatility and liquidity.  For instruments such as options, the time period during which the option may be exercised and the relationship between the current market price of the underlying instrument and the option’s contractual strike or exercise price also affects the level of market risk.  A significant factor influencing the overall level of market risk to which Entergy is exposed is its use of hedging techniques to mitigate such risk.  Hedging instruments and volumes are chosen based on ability to mitigate risk associated with future energy and capacity prices; however, other considerations are factored into hedge product and volume decisions including corporate liquidity, corporate credit ratings, counterparty credit risk, hedging costs, firm settlement risk, and product availability in the marketplace.  Entergy manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies.  Entergy’s risk management policies limit the amount of total net exposure and rolling net exposure during the stated periods.  These policies, including related risk limits, are regularly assessed to ensure their appropriateness given Entergy’s objectives.

Derivatives

Some derivative instruments are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sale transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include

Entergy Corporation and Subsidiaries
Notes to Financial Statements

natural gas and electricity swaps and options and interest rate swaps.  Entergy may enter into financially-settled swap and option contracts to manage market risk that may or may not be designated as hedging instruments.

Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at March 31, 2014 is approximately 2.75 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 75% for the remainder of 2014, of which approximately 45% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2014 is 30 TWh.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of March 31, 2014 is 42,490,000 MMBtu for Entergy, 16,070,000 MMBtu for Entergy Gulf States Louisiana, 19,180,000 MMBtu for Entergy Louisiana, and 7,240,000 MMBtu for Entergy Mississippi.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

In connection with joining MISO, Entergy received a direct allocation of FTRs in November 2013. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of March 31, 2014 is 15,554 GWh for Entergy, including 3,540 GWh for Entergy Arkansas, 2,613 GWh for Entergy Gulf States Louisiana, 3,998 GWh for Entergy Louisiana, 2,319 GWh for Entergy Mississippi, 523 GWh for Entergy New Orleans, and 2,423 GWh for Entergy Texas. Credit support for FTRs held by the Utility operating companies is covered by cash or letters of credit issued by each Utility operating company as required by MISO. Credit support for FTRs held by Entergy Wholesale Commodities is covered by cash. As of March 31, 2014, Entergy Arkansas posted $1 million in cash collateral.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2014 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$107	($102)	$5	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$7	($2)	$5	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$178	($125)	$53	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$23	($3)	$20	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$100	($86)	$14	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$8	$—	$8	Utility
FTRs	Prepayments and other	$26	($1)	$25	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$100	($63)	$37	Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2013 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$118	($99)	$19	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$17	($17)	$—	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$197	($131)	$66	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$46	($17)	$29	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$177	($122)	$55	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$6	$—	$6	Utility
FTRs	Prepayments and other	$36	($2)	$34	Utility and Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$201	($89)	$112	Entergy Wholesale Commodities

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets

(d)	Excludes cash collateral in the amounts of $65 million posted as of March 31, 2014 and $47 million posted and $4 million held as of December 31, 2013

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended March 31, 2014 and 2013 are as follows:

Instrument	Amount of loss recognized in other comprehensive income	Income Statement location	Amount of loss reclassified from AOCI into income
	(In Millions)		(In Millions)
2014
Electricity swaps and options	($174)	Competitive businesses operating revenues	($195)

2013
Electricity swaps and options	($120)	Competitive businesses operating revenues	($2)

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Unrealized gains or losses recorded in other comprehensive income result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized.  Gains (losses) totaling approximately ($195) million and ($2) million were realized on the maturity of cash flow hedges, before taxes (benefit) of ($68) million and ($1) million, for the three months ended March 31, 2014 and 2013, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended March 31, 2014 and 2013 was $1 million and ($1.3) million, respectively. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues.

Based on market prices as of March 31, 2014, unrealized losses recorded in AOCI on cash flow hedges relating to power sales totaled $98 million of net unrealized losses.  Approximately $74 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of March 31, 2014, derivative contracts with nine counterparties were in a liability position (approximately $98 million total) and, in addition to the corporate guarantee, $64 million in cash collateral was required to be posted. As of March 31, 2013, derivative contracts with six counterparties were in a liability position (approximately $25 million total), but were significantly below the amount of the guarantee provided under the contract and no cash collateral was required. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other comprehensive income prior to de-designation continue to be deferred in other comprehensive income until they are included in income as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2014 and 2013 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location	Amount of gain (loss) recorded in the income statement
2014	(In Millions)		(In Millions)
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	$17
FTRs	—	Purchased power expense	$46
Electricity swaps and options de-designated as hedged items	$22	Competitive business operating revenues	$21

2013
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	($20)
Electricity swaps and options de-designated as hedged items	$1	Competitive business operating revenues	($1)

Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

Due to regulatory treatment, the changes in the estimated fair value of FTRs are recorded through purchased power expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the FTRs are settled are recovered or refunded through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of March 31, 2014 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
Natural gas swaps	Gas hedge contracts	$3.0	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$3.7	Entergy Louisiana
Natural gas swaps	Prepayments and other	$1.4	Entergy Mississippi

FTRs	Prepayments and other	$2.7	Entergy Arkansas
FTRs	Prepayments and other	$5.4	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$3.0	Entergy Louisiana
FTRs	Prepayments and other	$4.8	Entergy Mississippi
FTRs	Prepayments and other	$1.0	Entergy New Orleans
FTRs	Prepayments and other	$7.4	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2013 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
Natural gas swaps	Gas hedge contracts	$2.2	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$2.9	Entergy Louisiana
Natural gas swaps	Prepayments and other	$0.7	Entergy Mississippi
Natural gas swaps	Prepayments and other	$0.1	Entergy New Orleans

FTRs	Prepayments and other	$6.7	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$5.7	Entergy Louisiana
FTRs	Prepayments and other	$1.0	Entergy Mississippi
FTRs	Prepayments and other	$2.0	Entergy New Orleans
FTRs	Prepayments and other	$18.4	Entergy Texas

(a)	Excludes cash collateral in the amount of $1 million posted by Entergy Arkansas as of March 31, 2014. As of December 31, 2013, no cash collateral was required to be posted.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended March 31, 2014 and 2013 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement	Registrant
2014		(In Millions)
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$6.8	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$8.0	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$1.6	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.7	Entergy New Orleans

FTRs	Purchased power expense	$5.1	Entergy Arkansas
FTRs	Purchased power expense	$9.1	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$8.0	Entergy Louisiana
FTRs	Purchased power expense	$7.8	Entergy Mississippi
FTRs	Purchased power expense	$2.9	Entergy New Orleans
FTRs	Purchased power expense	$12.8	Entergy Texas

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.2)	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($8.3)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.4)	Entergy Mississippi

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using historical prices, bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments other than those instruments held by the Entergy Wholesale Commodities business are reflected in future rates and therefore do not affect net income. Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

Accounting standards define fair value as an exit price, or the price that would be received to sell an asset or the amount that would be paid to transfer a liability in an orderly transaction between knowledgeable market participants at the date of measurement.  Entergy and the Registrant Subsidiaries use assumptions or market input data that market participants would use in pricing assets or liabilities at fair value.  The inputs can be readily observable, corroborated by market data, or generally unobservable.  Entergy and the Registrant Subsidiaries endeavor to use the best available information to determine fair value.

Accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs.  The three levels of the fair value hierarchy are:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents (temporary cash investments, securitization recovery trust account, and escrow accounts), debt instruments, and gas hedge contracts.  Cash equivalents includes all unrestricted highly liquid debt instruments with an original or remaining maturity of three months or less at the date of purchase.

•
Level 2 - Level 2 inputs are inputs other than quoted prices included in Level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date.  Assets are valued based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Prices are reviewed and can be challenged with the independent parties and/or overridden by Entergy if it is believed such would be more reflective of fair value.  Level 2 inputs include the following:

-    quoted prices for similar assets or liabilities in active markets;
-    quoted prices for identical assets or liabilities in inactive markets;
-    inputs other than quoted prices that are observable for the asset or liability; or
-    inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 2 consists primarily of individually-owned debt instruments or shares in common trusts.  Common trust funds are stated at estimated fair value based on the fair market value of the underlying investments.

•
Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management’s best estimate of fair value for the asset or liability.  Level 3 consists primarily of FTRs and derivative power contracts used as cash flow hedges of power sales at merchant power plants.

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control Group and the Entergy Wholesale Commodities Accounting Policy and External Reporting group.  The primary functions of the Entergy Wholesale Commodities Risk Control Group include: gathering, validating and reporting market data, providing market risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market risks, and implementing and maintaining controls around changes to market data in the energy trading and risk management system.  The Risk Control group is also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The Entergy Wholesale Commodities Accounting Policy and External Reporting group performs functions related to market and counterparty settlements, revenue reporting and analysis and financial accounting. The Entergy Wholesale Commodities Risk Control Group reports to the Vice President, Treasury while the Entergy Wholesale Commodities Accounting Policy and External Reporting group reports to the Vice President, Accounting Policy and External Reporting.

The amounts reflected as the fair value of electricity swaps are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable to or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from the Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from quoted forward

Entergy Corporation and Subsidiaries
Notes to Financial Statements

power market prices.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  For contracts that have unit contingent terms, a further discount is applied based on the historical relationship between contract and market prices for similar contract terms.

The amounts reflected as the fair values of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third party data aggregator, and US Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.

On a daily basis, Entergy Wholesale Commodities Risk Control Group calculated the mark-to-market for electricity swaps and options.  Entergy Wholesale Commodities Risk Control Group also validated forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences were analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options were also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available, and used multiple sources of market implied volatilities.  Moreover, on at least a monthly basis, the Office of Corporate Risk Oversight confirmed the mark-to-market calculations and prepared price scenarios and credit downgrade scenario analysis.  The scenario analysis was communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis was completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’s portfolio.  In particular, the credit, liquidity, and financial metrics impacts were calculated for this analysis.  This analysis was communicated to senior management within Entergy and Entergy Wholesale Commodities.

The values of FTRs are based on unobservable inputs, including estimates of future congestion costs in MISO between applicable sink and source pricing nodes based on prices published by MISO.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control Group for the unregulated business and by the System Planning and Operations Risk Control Group for the Utility operating companies.  Entergy’s Accounting Policy group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The System Planning and Operations Risk Control Group reports to the Vice President, Treasury.  The Accounting Policy group reports to the Vice President, Accounting Policy and External Reporting.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$800	$—		$—	$800
Decommissioning trust funds (a):
Equity securities	417	2,644	(b)	—	3,061
Debt securities	763	1,167		—	1,930
Power contracts	—	—		24	24
Securitization recovery trust account	48	—		—	48
Escrow accounts	117	—		—	117
Gas hedge contracts	8	—		—	8
FTRs	—	—		25	25
	$2,153	$3,811		$49	$6,013
Liabilities:
Power contracts	$—	$—		$110	$110

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$609	$—		$—	$609
Decommissioning trust funds (a):
Equity securities	472	2,601	(b)	—	3,073
Debt securities	783	1,047		—	1,830
Power contracts	—	—		74	74
Securitization recovery trust account	46	—		—	46
Escrow accounts	115	—		—	115
Gas hedge contracts	6	—		—	6
FTRs	—	—		34	34
	$2,031	$3,648		$108	$5,787
Liabilities:
Power contracts	$—	$—		$207	$207

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

(b)	Commingled equity funds may be redeemed bi-monthly.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2014 and 2013:

	2014	2013
	(In Millions)
Balance as of January 1,	($98)	$178
Realized losses included in earnings	(31)	(14)
Unrealized gains included in earnings	53	5
Unrealized losses included in OCI	(222)	(119)
Unrealized gains included as a regulatory asset/liability	37	—
Purchases	5	—
Settlements	195	2
Balance as of March 31,	($61)	$52

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification, as of March 31, 2014:

Transaction Type	Fair Value as of March 31, 2014	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Electricity swaps	($96)	Unit contingent discount	+/-	3%	($3)
Electricity options	$10	Implied volatility	+/-	53%	$35

The following table sets forth an analysis of each of the types of unobservable inputs impacting the fair value of items classified as Level 3 within the fair value hierarchy, and the sensitivity to changes to those inputs:

Significant Unobservable Input	Transaction Type	Position	Change to Input	Effect on Fair Value

Unit contingent discount	Electricity swaps	Sell	Increase (Decrease)	Decrease (Increase)
Implied volatility	Electricity options	Sell	Increase (Decrease)	Increase (Decrease)
Implied volatility	Electricity options	Buy	Increase (Decrease)	Increase (Decrease)

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$216.1	$—	$—	$216.1
Decommissioning trust funds (a):
Equity securities	3.7	457.1	—	460.8
Debt securities	50.8	209.9	—	260.7
Securitization recovery trust account	8.1	—	—	8.1
Escrow accounts	26.0	—	—	26.0
FTRs	—	—	2.7	2.7
	$304.7	$667.0	$2.7	$974.4

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$122.8	$—	$—	$122.8
Decommissioning trust funds (a):
Equity securities	13.6	449.7	—	463.3
Debt securities	58.6	189.0	—	247.6
Securitization recovery trust account	3.8	—	—	3.8
Escrow accounts	26.0	—	—	26.0
	$224.8	$638.7	$—	$863.5

Entergy Gulf States Louisiana

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$15.0	$—	$—	$15.0
Decommissioning trust funds (a):
Equity securities	11.0	348.9	—	359.9
Debt securities	73.1	153.2	—	226.3
Escrow accounts	21.5	—	—	21.5
Gas hedge contracts	3.0	—	—	3.0
FTRs	—	—	5.4	5.4
	$123.6	$502.1	$5.4	$631.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$13.8	$—	$—	$13.8
Decommissioning trust funds (a):
Equity securities	27.6	343.2	—	370.8
Debt securities	71.7	131.2	—	202.9
Escrow accounts	21.5	—	—	21.5
Gas hedge contracts	2.2	—	—	2.2
FTRs	—	—	6.7	6.7
	$136.8	$474.4	$6.7	$617.9

Entergy Louisiana

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$72.0	$—	$—	$72.0
Decommissioning trust funds (a):
Equity securities	11.1	213.9	—	225.0
Debt securities	60.3	68.3	—	128.6
Securitization recovery trust account	10.2	—	—	10.2
Gas hedge contracts	3.7	—	—	3.7
FTRs	—	—	3.0	3.0
	$157.3	$282.2	$3.0	$442.5

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$123.6	$—	$—	$123.6
Decommissioning trust funds (a):
Equity securities	13.5	210.7	—	224.2
Debt securities	61.7	61.4	—	123.1
Securitization recovery trust account	4.5	—	—	4.5
Gas hedge contacts	2.9	—	—	2.9
FTRs	—	—	5.7	5.7
	$206.2	$272.1	$5.7	$484.0

Entergy Mississippi

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$70.3	$—	$—	$70.3
Escrow accounts	51.8	—	—	51.8
Gas hedge contracts	1.4	—	—	1.4
FTRs	—	—	4.8	4.8
	$123.5	$—	$4.8	$128.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$51.8	$—	$—	$51.8
Gas hedge contracts	0.7	—	—	0.7
FTRs	—	—	1.0	1.0
	$52.5	$—	$1.0	$53.5

Entergy New Orleans

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$24.7	$—	$—	$24.7
Escrow accounts	12.4	—	—	12.4
FTRs	—	—	1.0	1.0
	$37.1	$—	$1.0	$38.1

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$33.2	$—	$—	$33.2
Escrow accounts	10.5	—	—	10.5
Gas hedge contracts	0.1	—	—	0.1
FTRs	—	—	2.0	2.0
	$43.8	$—	$2.0	$45.8
Entergy Texas

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$29.7	$—	$—	$29.7
FTRs	—	—	7.4	7.4
	$29.7	$—	$7.4	$37.1

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$44.1	$—	$—	$44.1
Securitization recovery trust account	37.5	—	—	37.5
FTRs	—	—	18.4	18.4
	$81.6	$—	$18.4	$100.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$83.1	$—	$—	$83.1
Decommissioning trust funds (a):
Equity securities	1.2	384.7	—	385.9
Debt securities	155.1	78.3	—	233.4
	$239.4	$463.0	$—	$702.4

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$64.6	$—	$—	$64.6
Decommissioning trust funds (a):
Equity securities	2.2	377.8	—	380.0
Debt securities	152.9	71.0	—	223.9
	$219.7	$448.8	$—	$668.5

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2014.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
		(In Millions)

Balance as of January 1,	$—	$6.7	$5.7	$1.0	$2.0	$18.4
Unrealized gains included as a regulatory liability/asset	7.8	7.7	5.3	11.6	2.0	1.8
Settlements	(5.1)	(9.0)	(8.0)	(7.8)	(3.0)	(12.8)
Balance as of March 31,	$2.7	$5.4	$3.0	$4.8	$1.0	$7.4

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy subsidiaries to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades (NYPA currently retains the decommissioning trusts and liabilities for Indian Point 3 and FitzPatrick).  The funds are invested primarily in equity securities, fixed-rate debt securities, and cash and cash equivalents.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the nonregulated portion of River Bend, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of March 31, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$3,061	$1,290	$1
Debt Securities	1,930	55	15
Total	$4,991	$1,345	$16

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$3,073	$1,260	$—
Debt Securities	1,830	47	29
Total	$4,903	$1,307	$29

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $335 million and $329 million as of March 31, 2014 and December 31, 2013, respectively.  The amortized cost of debt securities was $1,895 million as of March 31, 2014 and $1,843 million as of December 31, 2013.  As of March 31, 2014, the debt securities have an average coupon rate of approximately 3.36%, an average duration of approximately 5.13 years, and an average maturity of approximately 7.60 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2014:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$5	$1	$627	$10
More than 12 months	—	—	82	5
Total	$5	$1	$709	$15

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$892	$24
More than 12 months	—	—	60	5
Total	$—	$—	$952	$29

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$95	$83
1 year - 5 years	787	752
5 years - 10 years	637	620
10 years - 15 years	168	169
15 years - 20 years	51	52
20 years+	192	154
Total	$1,930	$1,830

During the three months ended March 31, 2014 and 2013, proceeds from the dispositions of securities amounted to $537 million and $398 million, respectively.  During the three months ended March 31, 2014 and 2013, gross gains of $6 million and $6 million, respectively, and gross losses of $2 million and $2 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$460.8	$218.6	$—
Debt Securities	260.7	5.7	2.9
Total	$721.5	$224.3	$2.9

2013
Equity Securities	$463.3	$214.0	$—
Debt Securities	247.6	5.3	5.2
Total	$710.9	$219.3	$5.2

The amortized cost of debt securities was $259 million as of March 31, 2014 and $248.9 million as of December 31, 2013.  As of March 31, 2014, the debt securities have an average coupon rate of approximately 2.78%, an average duration of approximately 4.89 years, and an average maturity of approximately 5.60 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$115.4	$1.8
More than 12 months	—	—	21.9	1.1
Total	$0.1	$—	$137.3	$2.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$153.2	$4.8
More than 12 months	—	—	6.9	0.4
Total	$—	$—	$160.1	$5.2

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$8.1	$8.1
1 year - 5 years	125.5	110.9
5 years - 10 years	116.4	118.0
10 years - 15 years	3.3	3.9
15 years - 20 years	1.0	0.9
20 years+	6.4	5.8
Total	$260.7	$247.6

During the three months ended March 31, 2014 and 2013, proceeds from the dispositions of securities amounted to $45.3 million and $56.1 million, respectively.  During the three months ended March 31, 2014 and 2013, gross gains of $0.1 million and $1.4 million, respectively, and gross losses of $0.2 million and $0.1 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$359.9	$145.4	$—
Debt Securities	226.3	8.8	1.8
Total	$586.2	$154.2	$1.8

2013
Equity Securities	$370.8	$141.8	$—
Debt Securities	202.9	7.4	3.5
Total	$573.7	$149.2	$3.5

The amortized cost of debt securities was $219.5 million as of March 31, 2014 and $199.1 million as of December 31, 2013.  As of March 31, 2014, the debt securities have an average coupon rate of approximately 4.42%, an average duration of approximately 5.53 years, and an average maturity of approximately 8.08 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$70.1	$1.4
More than 12 months	—	—	5.7	0.4
Total	$—	$—	$75.8	$1.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$91.9	$3.1
More than 12 months	—	—	4.6	0.4
Total	$—	$—	$96.5	$3.5

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$7.8	$7.9
1 year - 5 years	52.7	51.2
5 years - 10 years	91.2	75.5
10 years - 15 years	59.6	55.8
15 years - 20 years	4.6	4.6
20 years+	10.4	7.9
Total	$226.3	$202.9

During the three months ended March 31, 2014 and 2013, proceeds from the dispositions of securities amounted to $30.3 million and $23.3 million, respectively.  During the three months ended March 31, 2014 and 2013, gross gains of $0.2 million and $1.1 million, respectively, and gross losses of $0.2 million and $1.7 thousand, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$225.0	$98.3	$—
Debt Securities	128.6	5.2	1.2
Total	$353.6	$103.5	$1.2

2013
Equity Securities	$224.2	$96.1	$—
Debt Securities	123.1	4.7	1.9
Total	$347.3	$100.8	$1.9

The amortized cost of debt securities was $124.7 million as of March 31, 2014 and $120.6 million as of December 31, 2013.  As of March 31, 2014, the debt securities have an average coupon rate of approximately 3.06%, an average duration of approximately 4.86 years, and an average maturity of approximately 7.83 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$35.7	$1.0
More than 12 months	—	—	2.1	0.2
Total	$—	$—	$37.8	$1.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$38.3	$1.7
More than 12 months	—	—	1.7	0.2
Total	$—	$—	$40.0	$1.9

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$8.7	$14.8
1 year - 5 years	44.9	41.9
5 years - 10 years	44.4	37.0
10 years - 15 years	6.5	6.6
15 years - 20 years	6.7	6.2
20 years+	17.4	16.6
Total	$128.6	$123.1

During the three months ended March 31, 2014 and 2013, proceeds from the dispositions of securities amounted to $18.1 million and $3.6 million, respectively.  During the three months ended March 31, 2014 and 2013, gross gains of $0.2 million and $0.04 million, respectively, and gross losses of $3.9 thousand and $0.01 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$385.9	$154.8	$—
Debt Securities	233.4	3.5	0.7
Total	$619.3	$158.3	$0.7

2013
Equity Securities	$380.0	$150.8	$—
Debt Securities	223.9	3.5	1.8
Total	$603.9	$154.3	$1.8

The amortized cost of debt securities was $230.5 million as of March 31, 2014 and $223.4 million as of December 31, 2013.  As of March 31, 2014, the debt securities have an average coupon rate of approximately 1.98%, an average duration of approximately 4.38 years, and an average maturity of approximately 6.11 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$88.3	$0.6
More than 12 months	—	—	1.4	0.1
Total	$0.1	$—	$89.7	$0.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$121.7	$1.7
More than 12 months	—	—	0.9	0.1
Total	$—	$—	$122.6	$1.8

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$8.8	$5.5
1 year - 5 years	157.8	144.9
5 years - 10 years	39.8	44.3
10 years - 15 years	3.5	9.3
15 years - 20 years	1.3	1.6
20 years+	22.2	18.3
Total	$233.4	$223.9

During the three months ended March 31, 2014 and 2013, proceeds from the dispositions of securities amounted to $130.3 million and $25.6 million, respectively.  During the three months ended March 31, 2014 and 2013, gross gains of $1.0 million and $0.02 million, respectively, and gross losses of $0.3 million and $0.07 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2014 and 2013.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three months ended March 31, 2014 and 2013, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Income Tax Litigation, Income Tax Audits, and Other Tax Matters in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy.  Following is an update to that disclosure.

On March 31, 2014, New York enacted budget legislation that substantially modifies various aspects of New York tax law. The most significant effect of the legislation on Entergy is the adoption of full water’s-edge unitary combined reporting, meaning that all of Entergy’s domestic entities will be included in New York’s combined filing group. The effect of the tax law change resulted in a deferred state income tax reduction of approximately $21.5 million.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2014 are $149.5 million for Entergy, $40.1 million for Entergy Arkansas, $19.9 million for Entergy Gulf States Louisiana, $14.5 million for Entergy Louisiana, $6.1 million for Entergy Mississippi, $9.8 million for Entergy Texas, and $15.6 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2013 are $166 million for Entergy, $61.9 million for Entergy Arkansas, $13.1 million for Entergy Gulf States Louisiana, $31.1 million for Entergy Louisiana, $2.8 million for Entergy Mississippi, $1.7 million for Entergy New Orleans, $10.9 million for Entergy Texas, and $6.7 million for System Energy.

Impairment of Long-Lived Assets

See “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K for a discussion of the periodic reviews that Entergy performs whenever events or changes in circumstances indicate that the recoverability of long-lived assets is uncertain.  Following are updates to that discussion regarding the Vermont Yankee nuclear power plant.

As discussed in the Form 10-K, in December 2013, Entergy and Vermont entered into a settlement agreement, with an accompanying memorandum of understanding that was filed with the Vermont Public Service Board (VPSB), under which Vermont agreed to support Entergy’s request to operate Vermont Yankee until the end of 2014. The settlement agreement provided for Entergy to make $10 million in economic transition payments, $5 million in clean energy development support, and a transitional $5 million payment to Vermont. Entergy will also set aside a new $25 million fund to ensure the Vermont Yankee site is restored after decommissioning. These terms were contingent upon the VPSB issuing by March 31, 2014 a Certificate of Public Good authorizing Vermont Yankee’s operation through 2014, and otherwise conforming to the terms of the settlement agreement. The settlement agreement also provides for the dismissal or discontinuation of other litigation between Entergy and Vermont; in the case of Entergy’s appeal of the VPSB’s March and November 2012 orders, such dismissal is contingent upon the VPSB’s issuance of such a Certificate of Public Good. On March 28, 2014, the VPSB approved the memorandum of understanding and issued a Certificate of Public Good authorizing Vermont Yankee to operate until December 31, 2014.  In May 2014 the VPSB denied a motion that had been filed by one of the intervenors to amend its approval order.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of variable interest entities.  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facility and commercial paper borrowings and long-term debt.

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $22.7 million and $18.5 million in the three months ended March 31, 2014 and 2013, respectively. System Energy made payments on its lease, including interest, of $51.6 million and $46.8 million in the three months ended March 31, 2014 and 2013, respectively.

NOTE 13.  ASSET RETIREMENT OBLIGATIONS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations.  Following is an update to that discussion.

In the first quarter 2014, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and ANO 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in a $43.6 million increase in the decommissioning cost liabilities, along with a corresponding increase in the related asset retirement cost assets that will be depreciated over the remaining lives of the units.
__________________________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented.  Entergy’s business is subject to seasonal fluctuations, however, with peak periods occurring typically during the first and third quarters.  The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased by $13.7 million primarily due to higher net revenue, lower other operation and maintenance expenses, lower nuclear refueling outage expenses, and a lower effective income tax rate.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2014 to the first quarter 2013:

Amount
(In Millions)

2013 net revenue	$288.9
Volume/weather	8.4
Retail electric price	6.9
Reserve equalization	4.9
Net wholesale revenue	(7.9)
Other	3.2
2014 net revenue	$304.4

The volume/weather variance is primarily due to an increase of 452 GWh, or 9%, in billed electricity usage primarily in the residential and commercial sectors due to the effect of more favorable weather as compared to the same period in prior year, partially offset by a decrease in industrial usage primarily in the petroleum refining industry and the pulp and paper industry.

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2013.  Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have minimal effect on net income. This increase was partially offset by the effect of the APSC’s order in the 2013 rate case, including a MISO rider to provide customers credits in rates for transmission revenue received through MISO offset by an annual base rate increase effective January 2014. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case.

The reserve equalization variance is primarily due to the absence of reserve equalization expenses as compared to the same period in 2013 resulting from Entergy Arkansas’s exit from the System Agreement.

The net wholesale variance is primarily due to lower margins on co-owner contracts.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•
a decrease of $29.7 million in rider revenues due to the absence of System Agreement production cost equalization revenue as compared to the same period in 2013. These revenues are offset in deferred fuel expenses. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the FERC orders in the System Agreement production cost equalization proceedings;

•
a decrease of $19.6 million in gross wholesale revenues due to decreased sales to municipal customers and affiliated customers as a result of contract changes, partially offset by higher wholesale revenue due to higher average price; and

•	a decrease of $18.8 million in fuel cost recovery revenues as a result of lower fuel rates.

The decrease was partially offset by:

•	the increase in volume/weather, as discussed above;

•	an increase of $7.8 million in rider revenues due to increases in the energy efficiency rider effective July 2013, as discussed above; and

•	an increase of $5.4 million in rider revenues primarily due to an increase in the Grand Gulf rate effective January 2014.

Fuel and purchased power expenses decreased primarily due to a decrease in the recovery from customers of deferred fuel costs due to lower fuel rates and System Agreement production cost equalization payments in 2013. This decrease was partially offset by an increase in the average market prices of natural gas and purchased power.

Other Income Statement Variances

Nuclear refueling outage expenses decreased primarily due to deferring the start of the ANO 2 spring 2014 outage.

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $6 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and headcount reductions. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $4.3 million related to a true-up to the 2013 energy efficiency filing for fixed costs to be collected from customers in 2014; and

•	a decrease of $3.4 million in fossil-fueled generation expenses primarily due to lower plant outage costs in 2014.

The decrease was partially offset by:

•	an increase of $6.2 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have a minimal effect on net income;

•	an increase of $3.4 million primarily due to an increase in storm damage accruals effective January 2014, as approved by the APSC; and

•	an increase of $1.8 million due to administration fees in 2014 related to participation in the MISO RTO.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 42.8% for the first quarter 2014. The difference in the effective income tax rate for the first quarter 2014 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was 48.1% for the first quarter 2013. The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% was due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

ANO Damage and Outage

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage and Outage" in the Form 10-K for a discussion of the ANO stator incident. The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was $95 million as of March 31, 2014. In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage. In February 2014, the APSC approved Entergy Arkansas’s request to exclude from the calculation of its revised energy cost rate $65.9 million of deferred fuel and purchased energy costs incurred in 2013 as a result of the ANO stator incident. The APSC authorized Entergy Arkansas to retain the $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident is available. Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO. NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO. Entergy has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy. On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a general contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop. During the first quarter of 2014, Entergy Arkansas collected $33 million from NEIL and is pursuing additional recoveries due under the policy.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$127,022	$34,533
Cash flow provided by (used in):
Operating activities	80,524	173,391
Investing activities	(169,864)	(159,889)
Financing activities	182,835	(33,113)
Net increase (decrease) in cash and cash equivalents	93,495	(19,611)
Cash and cash equivalents at end of period	$220,517	$14,922

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $92.9 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to:

•	a decrease in the recovery of fuel and purchased power costs; and

•
$13.7 million in pension contributions in 2014. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by:

•	$8.8 million in insurance proceeds received in the first quarter 2014 for property damages related to the generator stator incident at ANO, as discussed above; and

•	a decrease of $6.4 million in interest paid in 2014 as compared to the same period in prior year.

Investing Activities

Net cash flow used in investing activities increased $10 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to:

•	an increase in transmission construction expenditures due to higher reliability work performed in 2014; and

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by:

•	$24.2 million in insurance proceeds received in the first quarter 2014 for property damages related to the generator stator incident at ANO, as discussed above;

•	a decrease in nuclear construction expenditures due to higher scope of various nuclear projects in 2013; and

•	money pool activity.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $29.9 million for the three months ended March 31, 2014 compared to increasing by $33.4 million for the three months ended March 31, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Arkansas’s financing activities provided $182.8 million of cash for the three months ended March 31, 2014 compared to using $33.1 million of cash for the three months ended March 31, 2013 primarily due to:

•	the issuance of $375 million of 3.70% Series first mortgage bonds in March 2014;

•	the net borrowings of $62.5 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2014 compared to net repayments of $15.4 million in 2013; and

•	common stock dividends of $15 million paid in 2013.

The increase was partially offset by the repayment, prior to maturity, of a $250 million term loan in March 2014.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.  The increase in the debt to capital ratio for Entergy Arkansas as of March 31, 2014 is primarily due to an increase in long-term debt as a result of the issuance of $375 million of 3.70% Series first mortgage bonds in March 2014, partially offset by repayment of Entergy Arkansas’s $250 million term loan.

	March 31, 2014	December 31, 2013
Debt to capital	58.2%	56.7%
Effect of excluding the securitization bonds	(0.9%)	(0.9%)
Debt to capital, excluding securitization bonds (a)	57.3%	55.8%
Effect of subtracting cash	(2.2%)	(1.4%)
Net debt to net capital, excluding securitization bonds (a)	55.1%	54.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Arkansas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because the securitization bonds are non-recourse to Entergy Arkansas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Arkansas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Arkansas’s receivables from the money pool were as follows:

March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
(In Thousands)
$47,407	$17,531	$41,478	$8,035

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in March 2019. In April 2014, Entergy Arkansas renewed its $20 million credit facility through April 2015. As of March 31, 2014, there were no cash borrowings and $1 million of letters of credit outstanding under the credit facilities.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  As of March 31, 2014, $62.5 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Arkansas nuclear fuel

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

company variable interest entity.  See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

In March 2014, Entergy Arkansas issued $375 million of 3.70% Series first mortgage bonds due June 2024. Entergy Arkansas used the proceeds to pay, in March 2014, its $250 million term loan and, in April 2014, its $115 million 5.0% Series first mortgage bonds due July 2018 and for general corporate purposes.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization” and “System Agreement” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits. Following is an update to that discussion.

Nuclear Decommissioning Costs

In the first quarter 2014, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and ANO 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in a $43.6 million increase in the decommissioning cost liabilities, along with a corresponding increase in the related asset retirement cost assets that will be depreciated over the remaining lives of the units.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
	(In Thousands)
OPERATING REVENUES
Electric	$514,981	$542,392
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	92,153	147,773
Purchased power	118,848	106,314
Nuclear refueling outage expenses	8,677	11,540
Other operation and maintenance	138,545	141,620
Decommissioning	11,186	10,517
Taxes other than income taxes	21,908	23,252
Depreciation and amortization	57,721	58,636
Other regulatory credits - net	(417)	(574)
TOTAL	448,621	499,078
OPERATING INCOME	66,360	43,314
OTHER INCOME
Allowance for equity funds used during construction	1,753	2,226
Interest and investment income	4,017	5,775
Miscellaneous - net	(364)	(1,165)
TOTAL	5,406	6,836
INTEREST EXPENSE
Interest expense	22,833	22,579
Allowance for borrowed funds used during construction	(638)	(776)
TOTAL	22,195	21,803
INCOME BEFORE INCOME TAXES	49,571	28,347
Income taxes	21,201	13,628
NET INCOME	28,370	14,719
Preferred dividend requirements	1,718	1,718
EARNINGS APPLICABLE TO COMMON STOCK	$26,652	$13,001
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$28,370	$14,719
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	95,346	92,988
Deferred income taxes, investment tax credits, and non-current taxes accrued	59,118	24,215
Changes in assets and liabilities:
Receivables	(2,984)	2,124
Fuel inventory	9,648	5,103
Accounts payable	(24,908)	(9,139)
Prepaid taxes and taxes accrued	(23,229)	(6,164)
Interest accrued	(3,476)	(10,117)
Deferred fuel costs	(19,638)	43,740
Other working capital accounts	(55,519)	(2,572)
Provisions for estimated losses	(321)	95
Other regulatory assets	(17,558)	16,763
Pension and other postretirement liabilities	(16,342)	(1,327)
Other assets and liabilities	52,017	2,963
Net cash flow provided by operating activities	80,524	173,391
INVESTING ACTIVITIES
Construction expenditures	(140,439)	(126,629)
Allowance for equity funds used during construction	2,507	3,147
Nuclear fuel purchases	(95,644)	(32,561)
Proceeds from sale of nuclear fuel	76,808	36,478
Proceeds from nuclear decommissioning trust fund sales	45,317	56,118
Investment in nuclear decommissioning trust funds	(47,603)	(59,540)
Changes in money pool receivable - net	(29,876)	(33,443)
Changes in securitization account	(4,290)	(3,459)
Insurance proceeds	24,156	—
Other	(800)	—
Net cash flow used in investing activities	(169,864)	(159,889)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	372,063	98,660
Retirement of long-term debt	(250,003)	(99,703)
Changes in short-term borrowings - net	62,493	(15,352)
Dividends paid:
Common stock	—	(15,000)
Preferred stock	(1,718)	(1,718)
Net cash flow provided by (used in) financing activities	182,835	(33,113)
Net increase (decrease) in cash and cash equivalents	93,495	(19,611)
Cash and cash equivalents at beginning of period	127,022	34,533
Cash and cash equivalents at end of period	$220,517	$14,922
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$24,977	$31,358
Income taxes	$1,620	$4,107
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$4,417	$4,181
Temporary cash investments	216,100	122,841
Total cash and cash equivalents	220,517	127,022
Securitization recovery trust account	8,125	3,835
Accounts receivable:
Customer	108,358	102,328
Allowance for doubtful accounts	(30,399)	(30,113)
Associated companies	102,133	68,875
Other	102,484	94,256
Accrued unbilled revenues	70,968	82,298
Total accounts receivable	353,544	317,644
Accumulated deferred income taxes	20,157	33,556
Deferred fuel costs	88,334	68,696
Fuel inventory - at average cost	31,856	41,504
Materials and supplies - at average cost	160,070	152,429
Deferred nuclear refueling outage costs	24,362	31,135
System agreement cost equalization	97,511	30,000
Prepaid taxes	13,250	—
Prepayments and other	32,266	58,911
TOTAL	1,049,992	864,732
OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	721,534	710,913
Non-utility property - at cost (less accumulated depreciation)	1,663	1,664
Other	29,181	29,181
TOTAL	752,378	741,758
UTILITY PLANT
Electric	8,873,709	8,798,458
Property under capital lease	1,040	1,064
Construction work in progress	229,577	209,036
Nuclear fuel	262,240	321,901
TOTAL UTILITY PLANT	9,366,566	9,330,459
Less - accumulated depreciation and amortization	4,050,647	4,034,880
UTILITY PLANT - NET	5,315,919	5,295,579
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	72,272	73,864
Other regulatory assets (includes securitization property of $77,014 as of March 31, 2014 and $80,963 as of December 31, 2013)	1,033,542	1,014,392
Other	49,942	44,565
TOTAL	1,155,756	1,132,821
TOTAL ASSETS	$8,274,045	$8,034,890
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$70,000	$70,000
Short-term borrowings	62,493	—
Accounts payable:
Associated companies	140,008	149,802
Other	187,057	228,160
Customer deposits	87,487	86,512
Taxes accrued	—	9,979
Accumulated deferred income taxes	12,425	9,231
Interest accrued	18,560	22,036
Other	48,195	55,656
TOTAL	626,225	631,376
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,940,835	1,906,562
Accumulated deferred investment tax credits	38,461	38,958
Other regulatory liabilities	232,442	219,370
Decommissioning	778,512	723,771
Accumulated provisions	5,425	5,746
Pension and other postretirement liabilities	302,874	319,211
Long-term debt (includes securitization bonds of $88,962 as of March 31, 2014 and $88,961 as of December 31, 2013)	2,460,596	2,335,802
Other	25,955	18,026
TOTAL	5,785,100	5,567,446
Commitments and Contingencies
Preferred stock without sinking fund	116,350	116,350
COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2014 and 2013	470	470
Paid-in capital	588,471	588,471
Retained earnings	1,157,429	1,130,777
TOTAL	1,746,370	1,719,718
TOTAL LIABILITIES AND EQUITY	$8,274,045	$8,034,890
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)
Balance at December 31, 2012	$470	$588,444	$990,702	$1,579,616
Net income	—	—	14,719	14,719
Common stock dividends	—	—	(15,000)	(15,000)
Preferred stock dividends	—	—	(1,718)	(1,718)
Balance at March 31, 2013	$470	$588,444	$988,703	$1,577,617
Balance at December 31, 2013	$470	$588,471	$1,130,777	$1,719,718
Net income	—	—	28,370	28,370
Preferred stock dividends	—	—	(1,718)	(1,718)
Balance at March 31, 2014	$470	$588,471	$1,157,429	$1,746,370
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
			Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$206	$201	$5	2
Commercial	102	109	(7)	(6)
Industrial	84	99	(15)	(15)
Governmental	4	5	(1)	(20)
Total retail	396	414	(18)	(4)
Sales for resale:
Associated companies	31	106	(75)	(71)
Non-associated companies	73	18	55	306
Other	15	4	11	275
Total	$515	$542	($27)	(5)
Billed Electric Energy Sales (GWh):
Residential	2,581	2,175	406	19
Commercial	1,433	1,355	78	6
Industrial	1,523	1,555	(32)	(2)
Governmental	57	57	—	—
Total retail	5,594	5,142	452	9
Sales for resale:
Associated companies	462	2,690	(2,228)	(83)
Non-associated companies	1,752	185	1,567	847
Total	7,808	8,017	(209)	(3)

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $19.3 million primarily due to higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2014 to the first quarter 2013:

Amount
(In Millions)
2013 net revenue	$209.6
Volume/weather	20.4
Retail electric price	2.8
Net gas revenue	1.9
Other	3.6
2014 net revenue	$238.3

The volume/weather variance is primarily due to an increase of 494 GWh, or 11%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales. The increase was also driven by higher industrial usage primarily in the chemicals industry.

The retail electric price variance is primarily due to an increase in affiliate purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism. Entergy Gulf States Louisiana’s formula rate plan is discussed in Note 2 to the financial statements in the Form 10-K.

The net gas revenue variance is primarily due to the effect of more favorable weather primarily in the residential and commercial sectors as compared to the same period in prior year.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

•	an increase of $43.8 million in fuel cost recovery revenues primarily due to higher fuel rates;

•	the increase related to volume/weather, as discussed above;

•	an increase of $16.9 million in gross wholesale revenues primarily due to sales in the MISO market and an increase in sales to affiliated customers; and

•	an increase of $11.1 million in natural gas fuel cost recovery revenues primarily due to higher fuel rates.

See Note 2 to the financial statements in the Form 10-K for additional discussion of Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power and increased demand.

Other regulatory credits increased primarily due to the deferral, as approved by the LPSC, of non-fuel MISO-related charges. The deferral of non-fuel MISO-related charges is partially offset in operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $3 million in compensation and benefits costs primarily due an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and headcount reductions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $2.4 million in nuclear generation expenses primarily due to lower nuclear labor costs; and

•	a decrease of $1.8 million in fossil-fueled generation expenses primarily due to a reduced scope of work done during plant outages as compared to the prior year.

The decrease was partially offset by an increase of $1.7 million due to administration fees in 2014 related to participation in the MISO RTO.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher residential and commercial revenues as compared to the prior year. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Income Taxes

The effective income tax rate was 36.4% for the first quarter 2014. The difference in the effective income tax rate for the first quarter 2014 versus the federal statutory rate of 35% was primarily due to state income taxes and the provision for uncertain tax positions, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

The effective income tax rate was 36% for the first quarter 2013. The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% was primarily due to the provision for uncertain tax positions and state income taxes, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$15,581	$35,686
Cash flow provided by (used in):
Operating activities	76,528	86,639
Investing activities	(28,782)	(119,776)
Financing activities	(48,168)	1,360
Net decrease in cash and cash equivalents	(422)	(31,777)
Cash and cash equivalents at end of period	$15,159	$3,909

Operating Activities

Net cash flow provided by operating activities decreased $10.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to:

•	a decrease in the recovery of fuel and purchased power costs;

•	the timing of payments to vendors; and

•
$4.4 million in pension contributions in 2014. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by lower nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2013 and did not have one in 2014.

Investing Activities

Net cash flow used in investing activities decreased $91 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle, partially offset by the withdrawal of $65.5 million from the storm reserve escrow account in 2013.

Financing Activities

Entergy Gulf States Louisiana’s financing activities used $48.2 million of cash for the three months ended March 31, 2014 compared to providing $1.4 million of cash for the three months ended March 31, 2013 primarily due to:

•	the issuance of $70 million of 3.38% Series R notes by the nuclear fuel company variable interest entity in February 2013;

•
payments of $14.5 million on credit borrowings for the three months ended March 31, 2014 compared to an increase of $50 million in credit borrowings for the three months ended March 31, 2013 against the nuclear fuel company variable interest entity credit facility; and

•	a decrease of $86.6 million in common equity distributions.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2014	December 31, 2013
Debt to capital	50.7%	51.1%
Effect of subtracting cash	(0.3%)	(0.2%)
Net debt to net capital	50.4%	50.9%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Gulf States Louisiana uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana’s financial condition.  Entergy Gulf States Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Gulf States Louisiana’s financial condition because net debt indicates Entergy Gulf States Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana’s receivables from or (payables to) the money pool were as follows:

March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
(In Thousands)
$3,265	$1,925	($8,736)	($7,074)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2019.  The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2014, there were no cash borrowings and $26 million of letters of credit outstanding under the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

The Entergy Gulf States Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $100 million scheduled to expire in June 2016.  As of March 31, 2014, $0.3 million was outstanding on the variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following is an update to that discussion.

Retail Rates - Gas

In January 2014, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2013.  The filing showed an earned return on common equity of 5.47% which results in a $1.5 million rate increase. In April 2014 the LPSC Staff issued a report indicating "that Entergy Gulf States Louisiana has properly determined its earnings for the test year ended September 30, 2013." The $1.5 million rate increase was implemented effective with the first billing cycle of April 2014.

Industrial and Commercial Customers

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization” and “System Agreement” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
	(In Thousands)
OPERATING REVENUES
Electric	$481,422	$399,137
Natural gas	31,873	20,818
TOTAL	513,295	419,955
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	59,205	47,838
Purchased power	219,708	162,077
Nuclear refueling outage expenses	5,273	4,326
Other operation and maintenance	87,097	92,722
Decommissioning	4,121	3,892
Taxes other than income taxes	21,009	19,238
Depreciation and amortization	38,242	37,372
Other regulatory charges (credits) - net	(3,936)	407
TOTAL	430,719	367,872
OPERATING INCOME	82,576	52,083
OTHER INCOME
Allowance for equity funds used during construction	1,646	1,650
Interest and investment income	10,057	10,855
Miscellaneous - net	(1,718)	(2,640)
TOTAL	9,985	9,865
INTEREST EXPENSE
Interest expense	20,278	20,199
Allowance for borrowed funds used during construction	(761)	(691)
TOTAL	19,517	19,508
INCOME BEFORE INCOME TAXES	73,044	42,440
Income taxes	26,572	15,275
NET INCOME	46,472	27,165
Preferred distribution requirements and other	206	206
EARNINGS APPLICABLE TO COMMON EQUITY	$46,266	$26,959
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
	(In Thousands)
Net Income	$46,472	$27,165
Other comprehensive income
Pension and other postretirement liabilities (net of tax expense of $101 and $786)	122	955
Other comprehensive income	122	955
Comprehensive Income	$46,594	$28,120
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$46,472	$27,165
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	58,109	51,283
Deferred income taxes, investment tax credits, and non-current taxes accrued	28,882	27,177
Changes in working capital:
Receivables	(53,949)	(38,252)
Fuel inventory	(831)	(5,231)
Accounts payable	2,019	36,618
Prepaid taxes and taxes accrued	16,865	383
Interest accrued	3,552	5,631
Deferred fuel costs	(27,051)	(16,866)
Other working capital accounts	33,674	(42,526)
Changes in provisions for estimated losses	(601)	(64,253)
Changes in other regulatory assets	856	27,154
Changes in pension and other postretirement liabilities	(2,197)	4,004
Other	(29,272)	74,352
Net cash flow provided by operating activities	76,528	86,639
INVESTING ACTIVITIES
Construction expenditures	(61,683)	(70,474)
Allowance for equity funds used during construction	1,646	1,650
Nuclear fuel purchases	(17,553)	(130,406)
Proceeds from the sale of nuclear fuel	55,147	19,401
Payment to storm reserve escrow account	(3)	(15)
Receipts from storm reserve escrow account	—	65,475
Proceeds from nuclear decommissioning trust fund sales	30,268	23,305
Investment in nuclear decommissioning trust funds	(35,264)	(28,712)
Change in money pool receivable - net	(1,340)	—
Net cash flow used in investing activities	(28,782)	(119,776)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	69,804
Change in money pool payable - net	—	1,662
Changes in credit borrowings - net	(14,500)	50,000
Distributions paid:
Common equity	(33,317)	(119,900)
Preferred membership interests	(206)	(206)
Other	(145)	—
Net cash flow provided by (used in) financing activities	(48,168)	1,360
Net decrease in cash and cash equivalents	(422)	(31,777)
Cash and cash equivalents at beginning of period	15,581	35,686
Cash and cash equivalents at end of period	$15,159	$3,909
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$16,011	$13,845
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$179	$1,739
Temporary cash investments	14,980	13,842
Total cash and cash equivalents	15,159	15,581
Accounts receivable:
Customer	87,177	69,648
Allowance for doubtful accounts	(704)	(909)
Associated companies	140,997	107,723
Other	30,880	22,945
Accrued unbilled revenues	55,213	58,867
Total accounts receivable	313,563	258,274
Deferred fuel costs	36,676	9,625
Fuel inventory - at average cost	27,386	26,555
Materials and supplies - at average cost	125,344	122,909
Deferred nuclear refueling outage costs	20,686	25,975
Prepaid taxes	5,143	22,008
Gas hedge contracts	2,960	2,238
Prepayments and other	13,674	12,452
TOTAL	560,591	495,617
OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	289,664	289,664
Decommissioning trust funds	586,198	573,744
Non-utility property - at cost (less accumulated depreciation)	175,023	174,134
Storm reserve escrow account	21,541	21,538
Other	14,574	14,145
TOTAL	1,087,000	1,073,225
UTILITY PLANT
Electric	7,436,035	7,400,689
Natural gas	145,230	143,902
Construction work in progress	114,970	105,314
Nuclear fuel	153,715	196,508
TOTAL UTILITY PLANT	7,849,950	7,846,413
Less - accumulated depreciation and amortization	4,098,559	4,071,762
UTILITY PLANT - NET	3,751,391	3,774,651
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	164,707	165,456
Other regulatory assets	321,359	321,466
Deferred fuel costs	100,124	100,124
Other	15,841	12,049
TOTAL	602,031	599,095
TOTAL ASSETS	$6,001,013	$5,942,588
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$94,704	$95,853
Other	101,035	103,314
Customer deposits	52,875	51,839
Accumulated deferred income taxes	35,920	36,330
Interest accrued	29,360	25,808
Pension and other postretirement liabilities	9,076	9,065
System agreement cost equalization	48,356	15,000
Other	15,205	19,032
TOTAL	386,531	356,241
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,535,724	1,512,547
Accumulated deferred investment tax credits	74,540	75,295
Other regulatory liabilities	166,714	159,429
Decommissioning and asset retirement cost liabilities	408,851	403,084
Accumulated provisions	36,545	37,146
Pension and other postretirement liabilities	272,107	274,315
Long-term debt	1,513,024	1,527,465
Long-term payables - associated companies	27,363	27,900
Other	105,576	108,189
TOTAL	4,140,444	4,125,370
Commitments and Contingencies
EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member’s equity	1,492,118	1,479,179
Accumulated other comprehensive loss	(28,080)	(28,202)
TOTAL	1,474,038	1,460,977
TOTAL LIABILITIES AND EQUITY	$6,001,013	$5,942,588
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at December 31, 2012	$10,000	$1,438,233	($65,229)	$1,383,004
Net income	—	27,165	—	27,165
Other comprehensive income	—	—	955	955
Distributions declared on common equity	—	(119,900)	—	(119,900)
Distributions declared on preferred membership interests	—	(206)	—	(206)
Other	—	(10)	—	(10)
Balance at March 31, 2013	$10,000	$1,345,282	($64,274)	$1,291,008
Balance at December 31, 2013	$10,000	$1,479,179	($28,202)	$1,460,977
Net income	—	46,472	—	46,472
Other comprehensive income	—	—	122	122
Distributions declared on common equity	—	(33,317)	—	(33,317)
Distributions declared on preferred membership interests	—	(206)	—	(206)
Other	—	(10)	—	(10)
Balance at March 31, 2014	$10,000	$1,492,118	($28,080)	$1,474,038
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
			Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$125	$94	$31	33
Commercial	104	89	15	17
Industrial	124	107	17	16
Governmental	6	5	1	20
Total retail	359	295	64	22
Sales for resale:
Associated companies	92	85	7	8
Non-associated companies	21	11	10	91
Other	9	8	1	13
Total	$481	$399	$82	21
Billed Electric Energy Sales (GWh):
Residential	1,382	1,112	270	24
Commercial	1,256	1,167	89	8
Industrial	2,193	2,058	135	7
Governmental	58	58	—	—
Total retail	4,889	4,395	494	11
Sales for resale:
Associated companies	1,691	1,228	463	38
Non-associated companies	221	228	(7)	(3)
Total	6,801	5,851	950	16

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $13 million primarily due to higher net revenue and higher other income, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher interest expense, and higher nuclear refueling outage expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2014 to the first quarter 2013:

Amount
(In Millions)
2013 net revenue	$260.6
Volume/weather	17.5
MISO deferral	4.2
Retail electric price	2.5
Other	6.4
2014 net revenue	$291.2

The volume/weather variance is primarily due to an increase of 499 GWh, or 15%, in billed electricity usage in the residential and commercial sectors due to the effect more favorable weather as compared to the same period in prior year, partially offset by a decrease in industrial usage primarily in the chemicals industry.

The MISO deferral variance is due to the deferral, as approved by the LPSC, of the non-fuel MISO-related charges. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

The retail electric price variance is primarily due to an increase in affiliate purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism. Entergy Louisiana’s formula rate plan is discussed in Note 2 to the financial statements in the Form 10-K.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $56.7 million in gross wholesale revenues as a result of increased sales to affiliate customers and the increase related to volume/weather, as discussed above. The increase was substantially offset by a decrease of $58.7 million in fuel cost recovery revenues primarily due to lower fuel rates.

Fuel and purchased power expenses decreased primarily due to a decrease in the recovery from customers of deferred fuel costs resulting from higher fuel and purchased power costs and lower fuel rates, partially offset by an

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

increase in the average market prices of natural gas and purchased power and an increase in demand for gas-fired generation.

Other Income Statement Variances

Nuclear refueling outage expenses increased primarily due to the amortization of higher expenses associated with the most recent refueling outage at Waterford 3.

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.6 million due to administration fees in 2014 related to the participation in MISO RTO;

•	an increase of $2.1 million in nuclear generation expenses primarily due to higher labor costs; and

•	an increase of $1.9 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done as compared to prior year.

The increase was partially offset by a decrease of $2.6 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and headcount reductions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to the increase in allowance for equity funds used during construction due to more construction work in progress in 2014.

Interest expense increased primarily due to the issuance of $325 million of 4.05% Series first mortgage bonds in August 2013 and the issuance of $100 million of 4.70% Series first mortgage bonds in May 2013.

Income Taxes

The effective income tax rate was 25.8% for the first quarter 2014.  The difference in the effective income tax rate for the first quarter 2014 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

The effective income tax rate was 21% for the first quarter 2013. The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$124,007	$30,086
Cash flow provided by (used in):
Operating activities	100,930	69,934
Investing activities	(158,927)	(55,482)
Financing activities	6,366	(34,525)
Net decrease in cash and cash equivalents	(51,631)	(20,073)
Cash and cash equivalents at end of period	$72,376	$10,013

Operating Activities

Net cash flow provided by operating activities increased $31 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the timing of collections from customers and payments to vendors and Hurricane Isaac storm spending of $8.4 million in 2013. The increase was partially offset by:

•	decreased recovery of fuel costs due to a decrease in the amount of deferred fuel to be recovered compared to last year;

•	an increase of $7.9 million in interest paid resulting from an increase in interest expense, as discussed above; and

•
$7.8 million in pension contributions in 2014.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $103.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to receipts of $187 million from the storm reserve escrow account in 2013 and an increase in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle. The increase was partially offset by:

•	a decrease in fossil-fueled generation construction expenditures due to decreased spending on the Ninemile Unit 6 self-rebuild project;

•	a decrease in nuclear construction expenditures due to the Waterford 3 steam generator project close out in the first quarter 2013; and

•	money pool activity.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $1.8 million for the three months ended March 31, 2014 compared to increasing by $22.9 million for the three months ended March 31, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Entergy Louisiana’s financing activities provided $6.4 million of cash for the three months ended March 31, 2014 compared to using $34.5 million of cash for the three months ended March 31, 2013 primarily due to the issuance of $40 million of 3.92% Series H Notes by the nuclear fuel company variable interest entity in February 2014 and an increase in borrowings of $28.8 million on the nuclear fuel company variable interest entity’s credit facility in 2014, partially offset by an increase of $23.4 million in common equity distributions in 2014.  See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2014	December 31, 2013
Debt to capital	52.3%	52.0%
Effect of excluding securitization bonds	(1.3%)	(1.3%)
Debt to capital, excluding securitization bonds (a)	51.0%	50.7%
Effect of subtracting cash	(0.6%)	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	50.4%	49.6%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition. Entergy Louisiana uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Louisiana’s receivables from the money pool were as follows:

March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
(In Thousands)
$15,806	$17,648	$32,342	$9,433

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2019.  The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2014, there were no cash borrowings and $23 million of letters of credit outstanding under the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in June 2016.  As of March 31, 2014, $31.7 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana nuclear fuel company variable interest entity.  See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.  The following is an update to that discussion.

Filings with the City Council

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council. Entergy Louisiana is requesting a rate increase of $13 million over three years, including a 10.4%
return on common equity and a formula rate plan mechanism identical to its LPSC request made in February 2013. In January 2014, the City Council Advisors filed direct testimony recommending a rate increase of $5.56 million over three years, including an 8.13% return on common equity. New rates are currently expected to become effective in second quarter 2014. The procedural schedule calls for the hearing on the merits to commence on May 20, 2014.

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization” and “System Agreement” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING REVENUES
Electric	$623,494	$606,085
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	90,787	118,707
Purchased power	249,119	229,009
Nuclear refueling outage expenses	8,878	6,852
Other operation and maintenance	109,122	105,127
Decommissioning	6,046	5,301
Taxes other than income taxes	19,745	18,800
Depreciation and amortization	62,375	59,838
Other regulatory credits - net	(7,635)	(2,277)
TOTAL	538,437	541,357
OPERATING INCOME	85,057	64,728
OTHER INCOME
Allowance for equity funds used during construction	8,877	5,742
Interest and investment income	21,178	21,789
Miscellaneous - net	(169)	(860)
TOTAL	29,886	26,671
INTEREST EXPENSE
Interest expense	40,689	36,429
Allowance for borrowed funds used during construction	(4,463)	(2,448)
TOTAL	36,226	33,981
INCOME BEFORE INCOME TAXES	78,717	57,418
Income taxes	20,339	12,042
NET INCOME	58,378	45,376
Preferred dividend requirements and other	1,738	1,738
EARNINGS APPLICABLE TO COMMON EQUITY	$56,640	$43,638
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
Net Income	$58,378	$45,376
Other comprehensive income
Pension and other postretirement liabilities (net of tax expense (benefit) of ($164) and $547)	(302)	678
Other comprehensive income (loss)	(302)	678
Comprehensive Income	$58,076	$46,054
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$58,378	$45,376
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	88,186	79,633
Deferred income taxes, investment tax credits, and non-current taxes accrued	81,091	41,558
Changes in working capital:
Receivables	41,296	(57,924)
Fuel inventory	4,531	454
Accounts payable	(21,861)	(69,131)
Prepaid taxes and taxes accrued	(41,033)	3,550
Interest accrued	(5,899)	(2,113)
Deferred fuel costs	(63,587)	30,741
Other working capital accounts	5,648	(8,040)
Changes in provisions for estimated losses	(237)	(186,070)
Changes in other regulatory assets	(3,935)	82,089
Changes in pension and other postretirement liabilities	(5,153)	5,231
Other	(36,495)	104,580
Net cash flow provided by operating activities	100,930	69,934
INVESTING ACTIVITIES
Construction expenditures	(118,854)	(223,758)
Allowance for equity funds used during construction	8,877	5,742
Nuclear fuel purchases	(89,474)	(16,368)
Proceeds from the sale of nuclear fuel	46,646	23,438
Receipts from storm reserve escrow account	—	186,985
Changes to securitization account	(5,709)	(5,270)
Proceeds from nuclear decommissioning trust fund sales	18,140	3,639
Investment in nuclear decommissioning trust funds	(20,395)	(6,981)
Changes in money pool receivable - net	1,842	(22,909)
Net cash flow used in investing activities	(158,927)	(55,482)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	39,782	—
Retirement of long-term debt	(17,018)	(12,237)
Changes in credit borrowings - net	28,774	—
Distributions paid:
Common equity	(43,434)	(20,000)
Preferred membership interests	(1,738)	(1,738)
Other	—	(550)
Net cash flow provided by (used in) financing activities	6,366	(34,525)
Net decrease in cash and cash equivalents	(51,631)	(20,073)
Cash and cash equivalents at beginning of period	124,007	30,086
Cash and cash equivalents at end of period	$72,376	$10,013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$45,156	$37,215
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$351	$427
Temporary cash investments	72,025	123,580
Total cash and cash equivalents	72,376	124,007
Securitization recovery trust account	10,248	4,539
Accounts receivable:
Customer	140,740	144,836
Allowance for doubtful accounts	(1,031)	(965)
Associated companies	79,747	87,820
Other	8,977	21,420
Accrued unbilled revenues	74,613	93,073
Total accounts receivable	303,046	346,184
Accumulated deferred income taxes	87,386	100,022
Deferred fuel costs	33,195	—
Fuel inventory	18,780	23,311
Materials and supplies - at average cost	156,373	156,487
Deferred nuclear refueling outage costs	7,711	13,670
Prepaid taxes	225,536	184,503
Gas hedge contracts	3,715	2,889
Prepayments and other	15,938	15,223
TOTAL	934,304	970,835
OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,423	807,423
Decommissioning trust funds	353,629	347,274
Non-utility property - at cost (less accumulated depreciation)	351	396
TOTAL	1,161,403	1,155,093
UTILITY PLANT
Electric	8,819,528	8,799,393
Property under capital lease	331,895	331,895
Construction work in progress	742,515	672,883
Nuclear fuel	196,805	147,385
TOTAL UTILITY PLANT	10,090,743	9,951,556
Less - accumulated depreciation and amortization	3,810,294	3,763,234
UTILITY PLANT - NET	6,280,449	6,188,322
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	311,769	309,617
Other regulatory assets (includes securitization property of $151,087 as of March 31, 2014 and $156,103 as of December 31, 2013)	717,286	715,503
Deferred fuel costs	67,998	67,998
Other	47,399	43,025
TOTAL	1,144,452	1,136,143
TOTAL ASSETS	$9,520,608	$9,450,393
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$319,296	$320,231
Short-term borrowings	31,697	2,923
Accounts payable:
Associated companies	56,264	83,655
Other	160,852	162,507
Customer deposits	91,030	90,393
Accumulated deferred income taxes	1,677	338
Interest accrued	36,173	42,072
Deferred fuel costs	—	30,392
Pension and other postretirement liabilities	10,195	10,255
System agreement cost equalization	17,000	17,000
Other	18,053	19,443
TOTAL	742,237	779,209
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,338,052	1,275,584
Accumulated deferred investment tax credits	66,703	67,347
Other regulatory liabilities	535,876	533,247
Decommissioning	485,132	479,086
Accumulated provisions	7,496	7,733
Pension and other postretirement liabilities	352,924	358,017
Long-term debt (includes securitization bonds of $164,966 as of March 31, 2014 and $164,965 as of December 31, 2013)	2,923,288	2,899,285
Other	80,344	75,233
TOTAL	5,789,815	5,695,532
Commitments and Contingencies
EQUITY
Preferred membership interests without sinking fund	100,000	100,000
’Member’s equity	2,898,493	2,885,287
Accumulated other comprehensive loss	(9,937)	(9,635)
TOTAL	2,988,556	2,975,652
TOTAL LIABILITIES AND EQUITY	$9,520,608	$9,450,393
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands)
Balance at December 31, 2012	$100,000	$3,016,628	($46,132)	$3,070,496
Net income	—	45,376	—	45,376
Other comprehensive income	—	—	678	678
Distributions to parent	—	(40,601)	—	(40,601)
Distributions declared on preferred membership interests	—	(1,738)	—	(1,738)
Balance at March 31, 2013	$100,000	$3,019,665	($45,454)	$3,074,211
Balance at December 31, 2013	$100,000	$2,885,287	($9,635)	$2,975,652
Net income	—	58,378	—	58,378
Other comprehensive loss	—	—	(302)	(302)
Distributions declared on common equity	—	(43,434)	—	(43,434)
Distributions declared on preferred membership interests	—	(1,738)	—	(1,738)
Balance at March 31, 2014	$100,000	$2,898,493	($9,937)	$2,988,556
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$200	$187	$13	7
Commercial	130	134	(4)	(3)
Industrial	206	245	(39)	(16)
Governmental	11	12	(1)	(8)
Total retail	547	578	(31)	(5)
Sales for resale:
Associated companies	70	19	51	268
Non-associated companies	6	—	6	—
Other	—	9	(9)	(100)
Total	$623	$606	$17	3
Billed Electric Energy Sales (GWh):
Residential	2,413	2,002	411	21
Commercial	1,465	1,377	88	6
Industrial	4,041	4,202	(161)	(4)
Governmental	128	125	3	2
Total retail	8,047	7,706	341	4
Sales for resale:
Associated companies	1,218	209	1,009	483
Non-associated companies	80	7	73	1,043
Total	9,345	7,922	1,423	18

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $11.9 million primarily due to higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2014 to the first quarter 2013:

Amount
(In Millions)
2013 net revenue	$141.6
Retail electric price	14.4
Volume/weather	4.3
Other	2.6
2014 net revenue	$162.9

The retail electric price variance is primarily due to a formula rate plan increase, as approved by the MPSC, effective September 2013 and an increase in the storm damage rider, as approved by the MPSC, effective October 2013. The increase in the storm damage rider is offset by other operation and maintenance expenses and has no effect on net income. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

The volume/weather variance is primarily due to an increase of 256 GWh, or 8%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

•	an increase of $15.1 million in fuel cost recovery revenues primarily due to higher fuel rates;

•	an increase of $10.3 million in gross wholesale revenues due to an increase in sales to affiliated customers;

•	the increase related to volume/weather, as discussed above;

•	an increase of $9.4 million in power management rider revenue, as approved by the MPSC, effective February 2014; and

•	an increase of $8.3 million due to the formula rate plan increase, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in purchases as a result of the Grand Gulf refueling outage in first quarter 2014 and an increase in the average market prices of natural gas and purchased power. The increase was partially offset by a decrease in deferred fuel expenses primarily due to increased fuel and purchased power costs.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Other regulatory credits decreased primarily due to increased recovery of costs associated with the power management recovery rider. There is no material effect on net income because the power management recovery rider is an exact recovery rider and any differences in revenues and expenses are deferred for future recovery.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to a decrease of $4.9 million in fossil-fueled generation expenses resulting from a lower scope of work done during plant outages in 2014 as compared to the same period in 2013 and a decrease of $1.3 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and headcount reductions. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs. The decrease was partially offset by an increase of $3.5 million in storm damage accruals, as approved by the MPSC, effective October 2013.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes in 2014 as compared to the same period in the prior year and an increase in local franchise taxes due to higher revenues in 2014 as compared to the same period in the prior year.

Income Taxes

The effective income tax rate was 39.7% for the first quarter 2014.  The difference in the effective income tax rate for the first quarter 2014 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was 37.5% for the first quarter 2013.  The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  Entergy Mississippi completed the process of assessing the nature and extent of the damage to the unit and repairs are in progress. The current estimate of costs to return the unit to service is in the range of $45 million to $60 million. This estimate may change as restorative activities occur.  The costs necessary to return the plant to service are expected to be incurred into late 2014.  Entergy Mississippi believes that the damage is covered by its property insurance policy, subject to a $20 million deductible. In December 2013, Entergy Mississippi made a filing with the MPSC requesting approval for Entergy Mississippi to defer and accumulate the costs incurred in connection with Baxter Wilson repair activities, net of applicable insurance proceeds, with such costs to be recoverable in a manner to be determined by the MPSC. The MPSC has not acted on Entergy Mississippi’s request.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$31	$52,970
Cash flow provided by (used in):
Operating activities	26,181	4,659
Investing activities	(49,870)	(22,123)
Financing activities	94,994	(34,044)
Net increase (decrease) in cash and cash equivalents	71,305	(51,508)
Cash and cash equivalents at end of period	$71,336	$1,462

Operating Activities

Net cash provided by operating activities increased $21.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to income tax refunds of $9.4 million in the three months ended March 31, 2014 as compared to income tax payments of $0.9 million in the three months ended March 31, 2013 and the timing of payments to vendors. The increase was partially offset by a decrease in the recovery of fuel costs and $3.1 million in pension contributions in 2014.  The income tax refunds in 2014 were refunds of income taxes paid in accordance with intercompany state income tax sharing arrangements. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash used in investing activities increased $27.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to money pool activity, partially offset by a decrease in transmission construction expenditures as a result of less reliability work performed in 2014.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $15.4 million for the three months ended March 31, 2014 and decreased by $16.9 million for the three months ended March 31, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Mississippi’s financing activities provided $95.0 million of cash for the three months ended March 31, 2014 as compared to using $34.0 million of cash for the three months ended March 31, 2013 primarily due to the payment, at maturity, of $100 million of 5.15% Series first mortgage bonds in February 2013 and the issuance of $100 million of 3.75% Series first mortgage bonds in March 2014, partially offset by borrowings of $70 million on Entergy Mississippi’s credit facilities in the three months ended March 31, 2013. See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2014	December 31, 2013
Debt to capital	53.0%	51.4%
Effect of subtracting cash	(1.6%)	—%
Net debt to net capital	51.4%	51.4%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, capital lease obligations, and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Mississippi uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition.  Entergy Mississippi uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
(In Thousands)
$15,427	($3,536)	($4,101)	$16,878

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has three separate credit facilities in the aggregate amount of $92.5 million scheduled to expire in May 2014. Entergy Mississippi expects to renew all of its credit facilities before expiration. No borrowings were outstanding under the credit facilities as of March 31, 2014.  See Note 4 to the financial statements herein for additional discussion of the credit facilities. In addition, Entergy Mississippi entered into an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2014, a $25 million letter of credit was outstanding under Entergy Mississippi’s letter of credit facility.

In March 2014, Entergy Mississippi issued $100 million of 3.75% Series first mortgage bonds due July 2024. Entergy Mississippi used the proceeds to pay in April 2014, prior to maturity, its $95 million 4.95% Series first mortgage bonds due June 2018 and for general corporate purposes.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization” and “System Agreement” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING REVENUES
Electric	$348,196	$291,641
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	57,315	73,561
Purchased power	128,052	84,912
Other operation and maintenance	55,358	57,950
Taxes other than income taxes	22,267	19,887
Depreciation and amortization	28,111	26,651
Other regulatory credits - net	(39)	(8,443)
TOTAL	291,064	254,518
OPERATING INCOME	57,132	37,123
OTHER INCOME
Allowance for equity funds used during construction	435	733
Interest and investment income	338	139
Miscellaneous - net	(839)	(858)
TOTAL	(66)	14
INTEREST EXPENSE
Interest expense	14,428	15,293
Allowance for borrowed funds used during construction	(228)	(455)
TOTAL	14,200	14,838
INCOME BEFORE INCOME TAXES	42,866	22,299
Income taxes	17,027	8,365
NET INCOME	25,839	13,934
Preferred dividend requirements and other	707	707
EARNINGS APPLICABLE TO COMMON STOCK	$25,132	$13,227
See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$25,839	$13,934
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	28,111	26,651
Deferred income taxes, investment tax credits, and non-current taxes accrued	(5,525)	4,806
Changes in assets and liabilities:
Receivables	(12,663)	(3,831)
Fuel inventory	1,536	(255)
Accounts payable	13,498	(5,222)
Taxes accrued	(11,595)	(41,260)
Interest accrued	136	1,892
Deferred fuel costs	(22,302)	12,216
Other working capital accounts	4,401	(8,852)
Provisions for estimated losses	1,391	(1)
Other regulatory assets	4,842	(1,169)
Pension and other postretirement liabilities	(3,188)	(174)
Other assets and liabilities	1,700	5,924
Net cash flow provided by operating activities	26,181	4,659
INVESTING ACTIVITIES
Construction expenditures	(34,877)	(39,730)
Allowance for equity funds used during construction	435	733
Change in money pool receivable - net	(15,427)	16,878
Other	(1)	(4)
Net cash flow used in investing activities	(49,870)	(22,123)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99,237	—
Retirement of long-term debt	—	(100,000)
Change in credit borrowing, net	—	70,000
Change in money pool payable - net	(3,536)	4,101
Dividends paid:
Common stock	—	(7,400)
Preferred stock	(707)	(707)
Other	—	(38)
Net cash flow provided by (used in) financing activities	94,994	(34,044)
Net increase (decrease) in cash and cash equivalents	71,305	(51,508)
Cash and cash equivalents at beginning of period	31	52,970
Cash and cash equivalents at end of period	$71,336	$1,462
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$13,616	$12,700
Income taxes	($9,440)	$901
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,031	$22
Temporary cash investments	70,305	9
Total cash and cash equivalents	71,336	31
Accounts receivable:
Customer	85,560	76,534
Allowance for doubtful accounts	(947)	(906)
Associated companies	46,085	13,794
Other	7,131	9,117
Accrued unbilled revenues	33,577	44,777
Total accounts receivable	171,406	143,316
Deferred fuel costs	60,359	38,057
Fuel inventory - at average cost	47,363	48,899
Materials and supplies - at average cost	41,251	40,849
System agreement cost equalization	15,000	15,000
Prepayments and other	11,327	4,813
TOTAL	418,042	290,965
OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,663	4,670
Escrow accounts	51,796	51,795
TOTAL	56,459	56,465
UTILITY PLANT
Electric	3,897,131	3,875,737
Property under capital lease	5,051	5,329
Construction work in progress	50,240	37,316
TOTAL UTILITY PLANT	3,952,422	3,918,382
Less - accumulated depreciation and amortization	1,437,523	1,413,484
UTILITY PLANT - NET	2,514,899	2,504,898
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	58,088	58,716
Other regulatory assets	314,248	318,462
Other	21,886	20,819
TOTAL	394,222	397,997
TOTAL ASSETS	$3,383,622	$3,250,325
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$68,075	$74,144
Other	71,391	52,129
Customer deposits	74,806	74,211
Taxes accrued	41,652	53,247
Accumulated deferred income taxes	25,686	15,413
Interest accrued	20,519	20,383
System agreement cost equalization	11,223	—
Other	18,544	19,021
TOTAL	331,896	308,548
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	728,164	746,939
Accumulated deferred investment tax credits	8,912	8,530
Obligations under capital lease	3,883	4,185
Other regulatory liabilities	7,703	2,509
Asset retirement cost liabilities	6,495	6,401
Accumulated provisions	37,065	35,674
Pension and other postretirement liabilities	63,535	66,722
Long-term debt	1,153,675	1,053,670
Other	15,204	15,189
TOTAL	2,024,636	1,939,819
Commitments and Contingencies
Preferred stock without sinking fund	50,381	50,381
COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2014 and 2013	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	778,073	752,941
TOTAL	976,709	951,577
TOTAL LIABILITIES AND EQUITY	$3,383,622	$3,250,325
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)
Balance at December 31, 2012	$199,326	($690)	$681,010	$879,646
Net income	—	—	13,934	13,934
Common stock dividends	—	—	(7,400)	(7,400)
Preferred stock dividends	—	—	(707)	(707)
Balance at March 31, 2013	$199,326	($690)	$686,837	$885,473
Balance at December 31, 2013	$199,326	($690)	$752,941	$951,577
Net income	—	—	25,839	25,839
Preferred stock dividends	—	—	(707)	(707)
Balance at March 31, 2014	$199,326	($690)	$778,073	$976,709
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$154	$124	$30	24
Commercial	109	96	13	14
Industrial	38	36	2	6
Governmental	11	10	1	10
Total retail	312	266	46	17
Sales for resale:
Associated companies	28	16	12	75
Non-associated companies	4	5	(1)	(20)
Other	4	5	(1)	(20)
Total	$348	$292	$56	19
Billed Electric Energy Sales (GWh):
Residential	1,577	1,360	217	16
Commercial	1,129	1,091	38	3
Industrial	528	532	(4)	(1)
Governmental	99	94	5	5
Total retail	3,333	3,077	256	8
Sales for resale:
Associated companies	355	237	118	50
Non-associated companies	35	44	(9)	(20)
Total	3,723	3,358	365	11

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $7 million primarily due to higher net revenue and lower other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the first quarter 2014 to the first quarter 2013:

Amount
(In Millions)
2013 net revenue	$57.2
Volume/weather	4.4
Net gas revenue	3.6
Other	0.8
2014 net revenue	$66.0

The volume/weather variance is primarily due to an increase of 126 GWh, or 11%, in billed electricity usage, primarily in the residential sector, due to the effect of more favorable weather in 2014 as compared to the same period in prior year.

The net gas revenue variance is primarily due to the effect of more favorable weather primarily in the residential and commercial sectors in 2014 as compared to the same period in prior year.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $17 million in gross wholesale revenue primarily due to increased sales to affiliate customers;

•	an increase of $10 million in gas fuel cost recovery revenues due to higher fuel rates;

•	the increase related to volume/weather, as discussed above; and

•	an increase of $4.1 million in electric fuel cost recovery revenues due to an increase in volume.

Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to an increase in the market prices of natural gas and purchased power and an increase in gas purchased for resale as a result of an increase in price and volume, partially offset by a decrease in deferred fuel expense as a result of higher fuel costs.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to a decrease of $2.5 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages as compared to prior year.

Income Taxes

The effective income tax rate was 31.6% for the first quarter 2014.  The difference in the effective income tax rate for the first quarter 2014 versus the federal statutory rate of 35% was primarily due to flow-through tax accounting, partially offset by state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was (26.9%) for the first quarter 2013. The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% was primarily due to flow-through tax accounting, partially offset by certain book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$33,489	$9,391
Cash flow provided by (used in):
Operating activities	7,451	2,344
Investing activities	(14,794)	(31,945)
Financing activities	(260)	24,781
Net decrease in cash and cash equivalents	(7,603)	(4,820)
Cash and cash equivalents at end of period	$25,886	$4,571

Operating Activities

Net cash flow provided by operating activities increased $5.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the timing of payments to vendors, partially offset by $1.5 million in pension contributions in 2014.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $17.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to:

•	money pool activity;

•	a decrease in fossil-fueled generation construction expenditures due to spending in 2013 on various projects; and

•	a decrease in transmission construction expenditures as a result of less reliability work performed in 2014.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $0.7 million for the three months ended March 31, 2014 compared

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

to increasing $11.4 million for the three months ended March 31, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities used $0.3 million of cash for the three months ended March 31, 2014 compared to providing $24.8 million of cash for the three months ended March 31, 2013 primarily due to borrowings of $25 million under Entergy New Orleans’s credit facility in 2013. See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2014	December 31, 2013
Debt to capital	49.1%	50.0%
Effect of subtracting cash	(3.0%)	(4.0%)
Net debt to net capital	46.1%	46.0%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition.  Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Entergy New Orleans’s receivables from the money pool were as follows:

March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
(In Thousands)
$5,430	$4,737	$14,327	$2,923

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2014.  No borrowings were outstanding under the facility as of March 31, 2014.   See Note 4 to the financial statements herein for additional discussion of the credit facility. In addition, Entergy New Orleans entered into an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2014, an $8.5 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

Storm Cost Recovery Filings with Retail Regulators

As discussed in "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Liquidity and Capital Resources - Hurricane Isaac" in the Form 10-K, total restoration costs for the repair and replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow account to partially offset these costs. In February 2014, Entergy New Orleans made a filing with the City Council seeking certification of the Hurricane Isaac costs.

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization” and “System Agreement” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING REVENUES
Electric	$140,227	$113,963
Natural gas	46,340	32,503
TOTAL	186,567	146,466
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	51,162	28,863
Purchased power	69,145	60,159
Other operation and maintenance	28,131	31,233
Taxes other than income taxes	13,135	12,246
Depreciation and amortization	9,465	9,443
Other regulatory charges - net	248	250
TOTAL	171,286	142,194
OPERATING INCOME	15,281	4,272
OTHER INCOME
Allowance for equity funds used during construction	355	170
Interest and investment income	17	21
Miscellaneous - net	(347)	(316)
TOTAL	25	(125)
INTEREST EXPENSE
Interest expense	3,362	3,203
Allowance for borrowed funds used during construction	(173)	(86)
TOTAL	3,189	3,117
INCOME BEFORE INCOME TAXES	12,117	1,030
Income taxes	3,823	(277)
NET INCOME	8,294	1,307
Preferred dividend requirements and other	241	241
EARNINGS APPLICABLE TO COMMON STOCK	$8,053	$1,066
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$8,294	$1,307
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	9,465	9,443
Deferred income taxes, investment tax credits, and non-current taxes accrued	5,931	(11,851)
Changes in assets and liabilities:
Receivables	(2,055)	281
Fuel inventory	1,246	368
Accounts payable	454	(7,777)
Prepaid taxes and taxes accrued	(335)	(399)
Interest accrued	(1,357)	(1,126)
Deferred fuel costs	(1,710)	4,936
Other working capital accounts	(13,158)	(8,668)
Provisions for estimated losses	3,974	2,261
Other regulatory assets	537	3,421
Pension and other postretirement liabilities	(1,367)	(42)
Other assets and liabilities	(2,468)	10,190
Net cash flow provided by operating activities	7,451	2,344
INVESTING ACTIVITIES
Construction expenditures	(12,563)	(18,533)
Allowance for equity funds used during construction	355	170
Change in money pool receivable - net	(693)	(11,404)
Payments to storm reserve escrow account	(1,893)	(2,178)
Net cash flow used in investing activities	(14,794)	(31,945)
FINANCING ACTIVITIES
Change in credit borrowings - net	—	25,000
Dividends paid:
Preferred stock	(241)	(241)
Other	(19)	22
Net cash flow provided by (used in) financing activities	(260)	24,781
Net decrease in cash and cash equivalents	(7,603)	(4,820)
Cash and cash equivalents at beginning of period	33,489	9,391
Cash and cash equivalents at end of period	$25,886	$4,571
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$4,491	$4,066
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$1,141	$317
Temporary cash investments	24,745	33,172
Total cash and cash equivalents	25,886	33,489
Accounts receivable:
Customer	48,287	38,872
Allowance for doubtful accounts	(458)	(974)
Associated companies	32,140	32,273
Other	2,516	2,667
Accrued unbilled revenues	11,846	18,745
Total accounts receivable	94,331	91,583
Accumulated deferred income taxes	10,977	12,018
Fuel inventory - at average cost	1,753	2,999
Materials and supplies - at average cost	12,464	11,696
Prepayments and other	14,894	4,178
TOTAL	160,305	155,963
OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	12,406	10,513
TOTAL	13,422	11,529
UTILITY PLANT
Electric	900,433	889,629
Natural gas	222,864	222,463
Construction work in progress	25,348	29,312
TOTAL UTILITY PLANT	1,148,645	1,141,404
Less - accumulated depreciation and amortization	574,186	566,948
UTILITY PLANT - NET	574,459	574,456
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	136,654	137,191
Other	6,900	5,577
TOTAL	147,634	146,848
TOTAL ASSETS	$895,820	$888,796
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$30,503	$36,193
Other	32,325	27,840
Customer deposits	23,560	22,959
Taxes accrued	1,174	1,509
Interest accrued	2,241	3,598
Deferred fuel costs	21,435	23,145
System agreement cost equalization	14,823	17,040
Other	4,328	4,387
TOTAL CURRENT LIABILITIES	130,389	136,671
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	189,536	183,636
Accumulated deferred investment tax credits	1,027	1,082
Regulatory liability for income taxes - net	563	2,495
Other regulatory liabilities	27,005	26,361
Asset retirement cost liabilities	2,387	2,347
Accumulated provisions	18,974	15,000
Pension and other postretirement liabilities	31,130	32,497
Long-term debt	225,943	225,944
Gas system rebuild insurance proceeds	30,882	32,760
Other	3,868	3,940
TOTAL NON-CURRENT LIABILITIES	531,315	526,062
Commitments and Contingencies
Preferred stock without sinking fund	19,780	19,780
COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2014 and 2013	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	144,298	136,245
TOTAL	214,336	206,283
TOTAL LIABILITIES AND EQUITY	$895,820	$888,796
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)
Balance at December 31, 2012	$33,744	$36,294	$125,527	$195,565
Net income	—	—	1,307	1,307
Preferred stock dividends	—	—	(241)	(241)
Balance at March 31, 2013	$33,744	$36,294	$126,593	$196,631
Balance at December 31, 2013	$33,744	$36,294	$136,245	$206,283
Net income	—	—	8,294	8,294
Preferred stock dividends	—	—	(241)	(241)
Balance at March 31, 2014	$33,744	$36,294	$144,298	$214,336
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$54	$45	$9	20
Commercial	43	42	1	2
Industrial	8	8	—	—
Governmental	15	16	(1)	(6)
Total retail	120	111	9	8
Sales for resale:
Associated companies	18	4	14	350
Non-associated companies	3	—	3	—
Other	(1)	(1)	—	—
Total	$140	$114	$26	23
Billed Electric Energy Sales (GWh):
Residential	541	432	109	25
Commercial	472	451	21	5
Industrial	106	103	3	3
Governmental	175	182	(7)	(4)
Total retail	1,294	1,168	126	11
Sales for resale:
Associated companies	267	86	181	210
Non-associated companies	10	1	9	900
Total	1,571	1,255	316	25

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $12.2 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by higher taxes other than income taxes.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the first quarter 2014 to the first quarter 2013:

Amount
(In Millions)
2013 net revenue	$120.8
Volume/weather	14.0
Purchased power capacity	9.7
Net wholesale revenue	(6.9)
Reserve equalization	(4.6)
Other	2.3
2014 net revenue	$135.3

The volume/weather variance is primarily due to an increase of 638 GWh, or 17%, in billed electricity usage, including the effect of favorable weather on residential sales and increased industrial usage primarily in the chemicals and petroleum industries.

The purchased power capacity variance is primarily due to a decrease in expenses due to contract changes.

The net wholesale revenue variance is primarily due to contract changes for municipals and co-op customers.

The reserve equalization variance is primarily due to increased reserve equalization expense as a result of the changes in the Entergy System generation mix compared to the same period in 2013.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $113.3 million in fuel cost recovery revenues primarily due to higher fuel rates and the increase related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power and an increase in deferred fuel expenses due to interim fuel refunds in 2013, partially offset by a decrease in recovery of fuel costs.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $2.5 million in fossil-fueled generation expenses resulting from an overall lower scope of work done compared to prior year; and

•
a decrease of $1.8 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and headcount reductions.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Taxes other than income taxes increased primarily due to a reduction in the provision recorded for sales and use taxes in the first quarter 2013.

Income Taxes

The effective income tax rate was 39.2% for the first quarter 2014. The difference in the effective income tax rate for the first quarter 2014 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and state income taxes.

The effective income tax rate was 76.4% for the first quarter 2013. The difference in the effective income tax rate for the first quarter 2013 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$46,488	$60,236
Cash flow used in:
Operating activities	(1,319)	(25,061)
Investing activities	(19,764)	(13,118)
Financing activities	(23,481)	(21,947)
Net decrease in cash and cash equivalents	(44,564)	(60,126)
Cash and cash equivalents at end of period	$1,924	$110

Operating Activities

Net cash flow used in operating activities decreased $23.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to:

•	$86.1 million of fuel cost refunds in the first quarter 2013. See Note 2 to the financial statements in the Form 10-K for discussion of the fuel cost refunds; and

•
$9.5 million of System Agreement bandwidth remedy payments credited to Entergy Texas customers in the first quarter 2013.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The decrease was offset by the timing of collections of receivables from customers and a decrease in recovery of fuel costs.

Investing Activities

Net cash flow used in investing activities increased $6.6 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to money pool activity, partially offset by lower fossil-fueled generation construction expenditures due to a greater scope of projects in 2013.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $6.3 million for the three months ended March 31, 2014 compared to decreasing by $19.2 million for the three months ended March 31, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $1.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to $40 million in common stock dividends paid in 2014, offset by money pool activity.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $39.2 million for the three months ended March 31, 2014 compared to increasing by $0.2 million for the three months ended March 31, 2013.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2014	December 31, 2013
Debt to capital	64.1%	63.7%
Effect of excluding the securitization bonds	(12.2%)	(12.6%)
Debt to capital, excluding securitization bonds (a)	51.9%	51.1%
Effect of subtracting cash	(0.1%)	(1.3%)
Net debt to net capital, excluding securitization bonds (a)	51.8%	49.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because the securitization bonds are non-recourse to Entergy Texas, as more fully described in Note 5 to the financial statements in the Form 10-K.  Entergy Texas also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because net debt indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
(In Thousands)
($39,155)	$6,287	($180)	$19,175

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2019.  The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2014, there were no cash borrowings and $36.3 million of letters of credit outstanding under the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  Following is an update to that discussion.

Filings with the PUCT

2013 Rate Case

In September 2013, Entergy Texas filed a rate case requesting a $38.6 million base rate increase reflecting a 10.4% return on common equity based on an adjusted test year ending March 31, 2013.  The rate case also proposed (1) a rough production cost equalization adjustment rider recovering Entergy Texas’s payment to Entergy New Orleans to achieve rough production cost equalization based on calendar year 2012 production costs and (2) a rate case expense rider recovering the cost of the 2013 rate case and certain costs associated with previous rate cases. The rate case filing also included a request to reconcile $0.9 billion of fuel and purchased power costs and fuel revenues covering the period July 2011 through March 2013.  The fuel reconciliation also reflects special circumstances fuel cost recovery of approximately $22 million of purchased power capacity costs. In January 2014 the PUCT staff filed direct testimony recommending a retail rate reduction of $0.3 million and a 9.2% return on common equity. In March 2014, Entergy Texas filed an Agreed Motion for Interim Rates. The motion explained that the parties to this proceeding have agreed that Entergy Texas should be allowed to implement new rates reflecting an $18.5 million base rate increase, effective for usage on and after April 1, 2014, as well as recovery of charges for rough production cost equalization and rate case expenses. In March 2014, the State Office of Administrative Hearings, the body assigned to hear the case, approved the motion. In April 2014, Entergy Texas filed a unanimous stipulation in this case. Among other things, the stipulation provides for an $18.5 million base rate increase, recovery over three years of rough production cost equalization charges and rate case expenses (the same as the interim rates currently in effect), and states a 9.8% return on common equity. In addition, the stipulation finalizes the fuel and purchased power reconciliation covering the period July 2011 through March 2013, with the parties stipulating an immaterial fuel disallowance. No special circumstances recovery of purchased power costs was allowed. In April 2014, the State Office of Administrative Hearings remanded the case back to the PUCT for final processing. A memorandum filed in this matter by the PUCT’s ALJ indicates that the PUCT will consider this matter at its open meeting currently scheduled for May 16, 2014.

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization” and “System Agreement” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Subsidiaries Management’s Financial Discussion and Analysis for updates to the Federal Regulation discussion in the Form 10-K.

Industrial and Commercial Customers

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers" in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
	(In Thousands)
OPERATING REVENUES
Electric	$440,256	$306,173
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	50,968	(26,100)
Purchased power	234,826	192,719
Other operation and maintenance	51,210	56,490
Taxes other than income taxes	16,498	14,650
Depreciation and amortization	24,515	23,360
Other regulatory charges - net	19,183	18,777
TOTAL	397,200	279,896
OPERATING INCOME	43,056	26,277
OTHER INCOME
Allowance for equity funds used during construction	845	759
Interest and investment income	303	347
Miscellaneous - net	(464)	(858)
TOTAL	684	248
INTEREST EXPENSE
Interest expense	22,661	23,181
Allowance for borrowed funds used during construction	(589)	(555)
TOTAL	22,072	22,626
INCOME BEFORE INCOME TAXES	21,668	3,899
Income taxes	8,503	2,977
NET INCOME	$13,165	$922
See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$13,165	$922
Adjustments to reconcile net income to net cash flow used in operating activities:
Depreciation and amortization	24,515	23,360
Deferred income taxes, investment tax credits, and non-current taxes accrued	(49,904)	(31,998)
Changes in assets and liabilities:
Receivables	(38,870)	21,476
Fuel inventory	79	(3,453)
Accounts payable	(15,089)	12,838
Prepaid taxes	43,701	17,881
Interest accrued	(8,948)	(8,763)
Deferred fuel costs	(26,901)	(76,915)
Other working capital accounts	32,814	(3,839)
Provisions for estimated losses	54	1,689
Other regulatory assets	25,034	24,771
Pension and other postretirement liabilities	(3,135)	(2,114)
Other assets and liabilities	2,166	(916)
Net cash flow used in operating activities	(1,319)	(25,061)
INVESTING ACTIVITIES
Construction expenditures	(34,677)	(43,382)
Allowance for equity funds used during construction	845	759
Change in money pool receivable - net	6,287	19,175
Changes in securitization account	7,781	10,330
Net cash flow used in investing activities	(19,764)	(13,118)
FINANCING ACTIVITIES
Retirement of long-term debt	(22,519)	(21,967)
Changes in money pool payable - net	39,155	180
Dividends paid:
Common stock	(40,000)	—
Other	(117)	(160)
Net cash flow used in financing activities	(23,481)	(21,947)
Net decrease in cash and cash equivalents	(44,564)	(60,126)
Cash and cash equivalents at beginning of period	46,488	60,236
Cash and cash equivalents at end of period	$1,924	$110
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$30,646	$30,909
Income taxes	($928)	($1,941)
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,894	$2,432
Temporary cash investments	30	44,056
Total cash and cash equivalents	1,924	46,488
Securitization recovery trust account	29,730	37,511
Accounts receivable:
Customer	86,256	76,957
Allowance for doubtful accounts	(524)	(443)
Associated companies	106,663	76,494
Other	17,278	10,897
Accrued unbilled revenues	29,882	43,067
Total accounts receivable	239,555	206,972
Deferred fuel costs	22,808	—
Fuel inventory - at average cost	55,256	55,335
Materials and supplies - at average cost	33,920	34,068
System agreement cost equalization	16,040	16,040
Prepaid taxes	11,934	55,635
Prepayments and other	18,710	34,458
TOTAL	429,877	486,507
OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	678	687
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	18,657	18,161
TOTAL	19,711	19,224
UTILITY PLANT
Electric	3,664,600	3,616,061
Construction work in progress	74,342	94,743
TOTAL UTILITY PLANT	3,738,942	3,710,804
Less - accumulated depreciation and amortization	1,405,577	1,387,303
UTILITY PLANT - NET	2,333,365	2,323,501
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	128,271	129,069
Other regulatory assets (includes securitization property of $568,705 as of March 31, 2014 and $585,152 as of December 31, 2013)	894,998	919,234
Long-term receivables - associated companies	27,363	27,900
Other	19,039	16,425
TOTAL	1,069,671	1,092,628
TOTAL ASSETS	$3,852,624	$3,921,860
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$135,367	$112,309
Other	73,598	73,682
Customer deposits	40,070	38,721
Accumulated deferred income taxes	33,443	33,847
Interest accrued	22,298	31,246
Deferred fuel costs	—	4,093
Pension and other postretirement liabilities	764	786
System agreement cost equalization	37,149	12,000
Other	13,910	23,490
TOTAL	356,599	330,174
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	970,896	1,022,955
Accumulated deferred investment tax credits	15,781	16,147
Other regulatory liabilities	6,584	5,194
Asset retirement cost liabilities	4,412	4,349
Accumulated provisions	9,133	9,079
Pension and other postretirement liabilities	48,140	51,253
Long-term debt (includes securitization bonds of $606,573 as of March 31, 2014 and $629,087 as of December 31, 2013)	1,534,531	1,556,939
Other	46,356	38,743
TOTAL	2,635,833	2,704,659
Commitments and Contingencies
COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2014 and 2013	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	328,746	355,581
TOTAL	860,192	887,027
TOTAL LIABILITIES AND EQUITY	$3,852,624	$3,921,860
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)
Balance at December 31, 2012	$49,452	$481,994	$322,700	$854,146
Net income	—	—	922	922
Balance at March 31, 2013	$49,452	$481,994	$323,622	$855,068
Balance at December 31, 2013	$49,452	$481,994	$355,581	$887,027
Net income	—	—	13,165	13,165
Common stock dividends	—	—	(40,000)	(40,000)
Balance at March 31, 2014	$49,452	$481,994	$328,746	$860,192
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
			Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$165	$101	$64	63
Commercial	88	53	35	66
Industrial	95	50	45	90
Governmental	6	4	2	50
Total retail	354	208	146	70
Sales for resale:
Associated companies	75	84	(9)	(11)
Non-associated companies	12	9	3	33
Other	(1)	5	(6)	(120)
Total	$440	$306	$134	44
Billed Electric Energy Sales (GWh):
Residential	1,533	1,263	270	21
Commercial	1,046	981	65	7
Industrial	1,722	1,419	303	21
Governmental	68	68	—	—
Total retail	4,369	3,731	638	17
Sales for resale:
Associated companies	1,030	1,325	(295)	(22)
Non-associated companies	136	162	(26)	(16)
Total	5,535	5,218	317	6

SYSTEM ENERGY RESOURCES, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

System Energy’s principal asset currently consists of an ownership interest and a leasehold interest in Grand Gulf.  The capacity and energy from its 90% interest is sold under the Unit Power Sales Agreement to its only four customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% interest in Grand Gulf pursuant to the Unit Power Sales Agreement.  Payments under the Unit Power Sales Agreement are System Energy’s only source of operating revenues.

Net income decreased $3.4 million primarily due to lower operating revenue resulting from lower rate base, partially offset by higher other income. Other income increased primarily due to higher realized gains on decommissioning trust fund investments.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$127,142	$83,622

Cash flow provided by (used in):
Operating activities	85,670	94,178
Investing activities	(119,532)	(49,239)
Financing activities	(9,075)	(111,456)
Net decrease in cash and cash equivalents	(42,937)	(66,517)

Cash and cash equivalents at end of period	$84,205	$17,105

Operating Activities

Net cash provided by operating activities decreased $8.5 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to $3.1 million in pension contributions in 2014 and spending on the Grand Gulf refueling outage in 2014. The increase was offset by the timing of payments to vendors. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash used in investing activities increased $70.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

services deliveries, and the timing of cash payments during the nuclear fuel cycle.  The decrease was partially offset by money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased $9.0 million for the three months ended March 31, 2014 compared to increasing by $24.7 million for the three months ended March 31, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used by financing activities decreased $102.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to:

•
an increase in borrowings of $52.7 million on the nuclear fuel company variable interest entity’s credit facility in 2014 compared to repayments of $19.8 million on the nuclear fuel company variable interest entity’s credit facility in 2013; and

•	a decrease of $35 million in common stock dividends paid in 2014.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2014	December 31, 2013
Debt to capital	46.3%	46.4%
Effect of subtracting cash	(2.9%)	(4.6%)
Net debt to net capital	43.4%	41.8%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition.  System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition because net debt indicates System Energy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy’s uses and sources of capital.

System Energy’s receivables from the money pool were as follows:

March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012
(In Thousands)
$18,244	$9,223	$51,602	$26,915

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016.  As of March 31, 2014, $52.7 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity.  See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters" in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks" in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy’s accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING REVENUES
Electric	$157,667	$168,578
OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	14,148	21,517
Nuclear refueling outage expenses	6,182	7,357
Other operation and maintenance	34,678	39,941
Decommissioning	10,192	8,631
Taxes other than income taxes	6,522	6,489
Depreciation and amortization	37,326	35,416
Other regulatory credits - net	(3,410)	(2,825)
TOTAL	105,638	116,526
OPERATING INCOME	52,029	52,052
OTHER INCOME
Allowance for equity funds used during construction	1,218	1,471
Interest and investment income	4,415	2,677
Miscellaneous - net	(105)	(168)
TOTAL	5,528	3,980
INTEREST EXPENSE
Interest expense	14,247	9,204
Allowance for borrowed funds used during construction	(167)	(178)
TOTAL	14,080	9,026
INCOME BEFORE INCOME TAXES	43,477	47,006
Income taxes	18,858	19,000
NET INCOME	$24,619	$28,006
See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$24,619	$28,006
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	57,987	61,067
Deferred income taxes, investment tax credits, and non-current taxes accrued	28,873	16,477
Changes in assets and liabilities:
Receivables	47,002	10,146
Accounts payable	21,210	(11,351)
Taxes accrued and prepaid taxes	(26,542)	(17,238)
Interest accrued	7,477	161
Other working capital accounts	(46,388)	33
Other regulatory assets	2,890	5,784
Pension and other postretirement liabilities	(1,981)	266
Other assets and liabilities	(29,477)	827
Net cash flow provided by operating activities	85,670	94,178
INVESTING ACTIVITIES
Construction expenditures	(19,056)	(21,349)
Allowance for equity funds used during construction	1,218	1,471
Nuclear fuel purchases	(128,204)	(22,932)
Proceeds from the sale of nuclear fuel	43,992	26,522
Proceeds from nuclear decommissioning trust fund sales	130,315	25,612
Investment in nuclear decommissioning trust funds	(138,776)	(33,876)
Changes in money pool receivable - net	(9,021)	(24,687)
Net cash flow used in investing activities	(119,532)	(49,239)
FINANCING ACTIVITIES
Retirement of long-term debt	(46,743)	(40,902)
Changes in credit borrowings - net	52,684	(19,797)
Dividends paid:
Common stock	(15,000)	(50,000)
Other	(16)	(757)
Net cash flow used in financing activities	(9,075)	(111,456)
Net decrease in cash and cash equivalents	(42,937)	(66,517)
Cash and cash equivalents at beginning of period	127,142	83,622
Cash and cash equivalents at end of period	$84,205	$17,105
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$4,894	$5,938
Income taxes	$5,564	$4,334
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,074	$62,561
Temporary cash investments	83,131	64,581
Total cash and cash equivalents	84,205	127,142
Accounts receivable:
Associated companies	67,064	104,419
Other	5,774	6,400
Total accounts receivable	72,838	110,819
Materials and supplies - at average cost	82,753	85,118
Deferred nuclear refueling outage costs	52,885	7,853
Prepaid taxes	15,421	—
Prepayments and other	7,963	1,727
TOTAL	316,065	332,659
OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	619,323	603,896
TOTAL	619,323	603,896
UTILITY PLANT
Electric	4,142,592	4,124,647
Property under capital lease	570,872	570,872
Construction work in progress	29,676	29,061
Nuclear fuel	278,636	188,824
TOTAL UTILITY PLANT	5,021,776	4,913,404
Less - accumulated depreciation and amortization	2,732,722	2,699,263
UTILITY PLANT - NET	2,289,054	2,214,141
DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	113,324	115,492
Other regulatory assets	261,018	261,740
Other	15,555	15,996
TOTAL	389,897	393,228
TOTAL ASSETS	$3,614,339	$3,543,924
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$15,160	$48,653
Short-term borrowings	52,684	—
Accounts payable:
Associated companies	2,826	12,778
Other	63,793	31,862
Taxes accrued	—	11,121
Accumulated deferred income taxes	19,609	2,310
Interest accrued	19,302	11,825
Other	2,325	2,312
TOTAL	175,699	120,861
NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	760,607	737,973
Accumulated deferred investment tax credits	53,703	54,786
Other regulatory liabilities	339,264	349,846
Decommissioning	626,349	616,157
Pension and other postretirement liabilities	77,430	79,411
Long-term debt	695,561	708,783
TOTAL	2,552,914	2,546,956
Commitments and Contingencies
COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2014 and 2013	789,350	789,350
Retained earnings	96,376	86,757
TOTAL	885,726	876,107
TOTAL LIABILITIES AND EQUITY	$3,614,339	$3,543,924
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)
Balance at December 31, 2012	$789,350	$43,379	$832,729
Net income	—	28,006	28,006
Common stock dividends	—	(50,000)	(50,000)
Balance at March 31, 2013	$789,350	$21,385	$810,735
Balance at December 31, 2013	$789,350	$86,757	$876,107
Net income	—	24,619	24,619
Common stock dividends	—	(15,000)	(15,000)
Balance at March 31, 2014	$789,350	$96,376	$885,726
See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Also see "Item 5, Other Information, Environmental Regulation", below, for updates regarding environmental proceedings and regulation.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

1/01/2014-1/31/2014	—	$—	—	$350,052,918
2/01/2014-2/28/2014	—	$—	—	$350,052,918
3/01/2014-3/31/2014	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2014, Entergy withheld 55,076 shares of its common stock at $61.29 per share and 43,246 shares of its common stock at $63.03 to pay income taxes due upon vesting of restricted stock granted as part of its long-term incentive program.

(a)	See Note 12 to the financial statements in the Form 10-K for additional discussion of the stock-based compensation plans.

(b)
Maximum amount of shares that may yet be repurchased relates only to the $500 million plan and does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Nuclear Plant Decommissioning

See the discussion in Part I, Item 1 in the Form 10-K for information regarding decommissioning funding for the nuclear plants.  Following is an update to that discussion.  In March 2014, Entergy Nuclear Operations made filings with the NRC reporting on decommissioning funding for certain of Entergy’s nuclear plants.  Those reports all showed that decommissioning funding for those nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Cross-State Air Pollution

In March 2005, the EPA finalized the Clean Air Interstate Rule (CAIR), which was intended to reduce SO2 and NOx emissions from electric generation plants in order to improve air quality in twenty-nine eastern states.  The rule required a combination of capital investment to install pollution control equipment and increased operating costs through the purchase of emission allowances.  Entergy began implementation in 2007, including installation of controls at several facilities and the development of an emission allowance procurement strategy.

Based on several court challenges, the CAIR was vacated and remanded to the EPA by the D.C. Circuit in 2008.  The court allowed the CAIR to become effective in January 2009, while the EPA revised the rule.  On July 7, 2011, the EPA released its final Cross-State Air Pollution Rule (CSAPR, which previously was referred to as the Transport Rule).  The rule was directed at limiting the interstate transport of emissions of NOx and SO2 as precursors to ozone and fine particulate matter.  The final rule provided a significantly lower number of allowances to Entergy’s Utility states than did the draft rule.  Entergy’s capital investment and annual allowance purchase costs under the CSAPR would depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, generation unit utilization, and the availability and cost of purchased power.

Entergy filed a petition for review with the United States Court of Appeals for the D.C. Circuit and a petition with the EPA for reconsideration of the rule and stay of its effectiveness. Several other parties filed similar petitions. In December 2011 the Court of Appeals for the D.C. Circuit Court stayed CSAPR and instructed the EPA to continue administering CAIR, pending further judicial review. In August 2012 the court issued a decision vacating CSAPR and leaving CAIR in place pending the promulgation of a lawful replacement for both rules. In January 2013 the court denied petitions for reconsideration filed by the EPA and certain states and intervenors. In March 2013 the EPA and other parties filed petitions for certiorari with the U.S. Supreme Court. The U.S. Supreme Court issued an order in June 2013 granting the EPA’s and environmental groups’ petitions for review of the D.C. Circuit’s decision vacating CSAPR. In April 2014 the Supreme Court reversed the D.C. Circuit and remanded the case to the D.C. Circuit for further proceedings. Entergy is reviewing the decision. Until the courts or the EPA issue further guidance on this rule and its applicability, Entergy will continue to comply with CAIR as directed by the D.C. Circuit in its original opinion.

Clean Water Act

Effluent Limitation Guidelines

In April 2013 the EPA issued proposed effluent limitation guidelines that, if adopted as final, would apply to discharges from Entergy’s generating facilities that hold national pollutant discharge elimination system permits under the Clean Water Act.  The proposal includes several options for public consideration.  Entergy submitted comments on the proposed rule and will continue to engage in the public comment process as appropriate. The EPA announced that the final rule will be issued no later than September 30, 2015.

Federal Jurisdiction of Waters of the United States

In September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA’s release of a draft scientific report on the "connectivity" of waters that the agency says will inform the rulemaking. The proposed rule was published in the Federal Register on April 21, 2014 and will undergo a 90-day public comment period. Preliminary review indicates that this proposal could significantly increase the number and types of waters included in the EPA’s and the U.S. Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. Entergy is actively engaged in the rulemaking process.

Entergy Louisiana Officer Election (Entergy Louisiana)

On May 6, 2014, the Board of Directors of Entergy Louisiana, LLC elected Andrew S. Marsh to the position of Executive Vice President and Chief Financial Officer.  Upon his election, Mr. Marsh became Entergy Louisiana’s principal financial officer.  Alyson M. Mount, Entergy Louisiana’s Senior Vice President and Chief Accounting Officer, previously served as Entergy Louisiana’s acting principal financial officer and will continue to serve as its principal accounting officer.

Mr. Marsh, age 42, continues to serve as Executive Vice President and Chief Financial Officer for Entergy Corporation.  Mr. Marsh previously served as Vice President, System Planning for Entergy Services, Inc. (ESI), from June 2010 until February 2013, Vice President, Planning and Financial Communications of ESI from July 2007 through June 2010 and as Vice President, Strategic Planning of ESI from October 2004 through June 2007. Mr. Marsh receives compensation for serving as an executive officer of Entergy Corporation and will not receive any additional compensation as Entergy Louisiana’s Executive Vice President and Chief Financial Officer.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2009	2010	2011	2012	2013	2014
Entergy Arkansas	2.39	3.91	4.31	3.79	3.62	3.84
Entergy Gulf States Louisiana	2.99	3.58	4.36	3.48	3.63	4.00
Entergy Louisiana	3.52	3.41	1.86	2.08	3.13	3.21
Entergy Mississippi	3.31	3.35	3.55	2.79	3.19	3.57
Entergy New Orleans	3.61	4.43	5.37	3.02	1.93	2.70
Entergy Texas	1.92	2.10	2.34	1.76	1.94	2.13
System Energy	3.73	3.64	3.85	5.12	5.66	5.05

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					March 31,
	2009	2010	2011	2012	2013	2014
Entergy Arkansas	2.09	3.60	3.83	3.36	3.25	3.44
Entergy Gulf States Louisiana	2.95	3.54	4.30	3.43	3.57	3.94
Entergy Louisiana	3.27	3.19	1.70	1.93	2.92	3.00
Entergy Mississippi	3.06	3.16	3.27	2.59	2.97	3.31
Entergy New Orleans	3.33	4.08	4.74	2.67	1.74	2.43

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

*	4(a) -	Seventy-sixth Supplemental Indenture, dated as of March 1, 2014, to Entergy Arkansas, Inc. Mortgage and Deed of Trust, dated as of October 1, 1944 (4.05 to Form 8-K dated March 14, 2014 in 1-10764).

*	4(b) -
Thirty-first Supplemental Indenture, dated as of March 1, 2014, to Entergy Mississippi, Inc. Mortgage and Deed of Trust, dated as of February 1, 1988 (4.05 to Form 8-K dated March 21, 2014 in 1-31508).

	12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(b) -	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(c) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(d) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(e) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(f) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	12(g) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.
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

*	Incorporated herein by reference as indicated.

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

/s/ Alyson M. Mount
Alyson M. Mount Senior Vice President and Chief Accounting Officer (For each Registrant and for each as Principal Accounting Officer)

Date:    May 8, 2014