Form 10-Q
period 2014-06-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC; ENTERGY NEW ORLEANS INC; ENTERGY GULF STATES LOUISIANA, LLC
filed 2014-08-07
CIK 65984, 202584, 1427437, 66901, 1348952, 7323, 71508, 44570

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Gulf States Louisiana, L.L.C.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 31, 2014
Entergy Corporation	($0.01 par value)	179,608,009

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2013 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2014

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2014

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

•
the termination of Entergy Arkansas’s participation in the System Agreement, which occurred in December 2013, the termination of Entergy Mississippi’s participation in the System Agreement in November 2015, the termination of Entergy Texas’s, Entergy Gulf States Louisiana’s, and Entergy Louisiana’s participation in the System Agreement after expiration of the proposed 60-month notice period or such other period as approved by the FERC;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ move to the MISO RTO, which occurred in December 2013, including the effect of current or projected RTO market rules and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC;

•
changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned or potential shutdown of nuclear generating facilities owned or operated by the Entergy Wholesale Commodities business, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

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

•
uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal and the level of spent fuel disposal fees charged by the U.S. government related to such sites;

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

•
The Entergy Wholesale Commodities business segment includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  In August 2013, Entergy announced plans to close and decommission Vermont Yankee.  The plant is expected to cease power production in the fourth quarter 2014 after its current fuel cycle.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Results of Operations

Second Quarter 2014 Compared to Second Quarter 2013

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2014 to the second quarter 2013 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2nd Quarter 2013 Consolidated Net Income (Loss)	$200,555	$11,531	($44,031)	$168,055

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	46,765	88,371	(4,789)	130,347
Other operation and maintenance expenses	(30,646)	9,037	(5,977)	(27,586)
Taxes other than income taxes	4,798	2,901	149	7,848
Depreciation and amortization	13,557	20,631	38	34,226
Other income	(16,036)	(1,466)	(1,773)	(19,275)
Interest expense	5,484	(655)	2,005	6,834
Other expenses	1,999	5,895	—	7,894
Income taxes	23,958	34,164	(2,492)	55,630

2nd Quarter 2014 Consolidated Net Income (Loss)	$212,134	$26,463	($44,316)	$194,281

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the second quarter 2014 to the second quarter 2013:

Amount
(In Millions)
2013 net revenue	$1,371
Retail electric price	36
Asset retirement obligation	16
Volume/weather	(4)
Other	(1)
2014 net revenue	$1,418

The retail electric price variance is primarily due to:

•	an annual base rate increase at Entergy Arkansas, as approved by the APSC, effective January 2014;

•	a formula rate plan increase at Entergy Mississippi, as approved by the MPSC, effective September 2013;

•	an annual base rate increase at Entergy Texas, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case;

•
an increase in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2013.  Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have minimal effect on net income; and

•
an increase in Entergy Mississippi’s storm damage rider, as approved by the MPSC, effective October 2013. The increase in the storm damage rider is offset by other operation and maintenance expenses and has no effect on net income.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

The asset retirement obligation affects net revenue because Entergy records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the second quarter 2014 compared to the second quarter 2013 is primarily caused by an increase in the regulatory credits because of a decrease in decommissioning trust earnings.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales in second quarter 2014 as compared to the second quarter 2013, substantially offset by an increase in sales to industrial customers, primarily due to expansions in the chemicals and refining industries and growth in the small industrial segments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the second quarter 2014 to the second quarter 2013:

Amount
(In Millions)
2013 net revenue	$383
Nuclear volume	60
Nuclear realized price changes	24
Mark-to-market value changes	17
Nuclear fuel expenses	(6)
Other	(7)
2014 net revenue	$471

As shown in the table above, net revenue for Entergy Wholesale Commodities increased by $88 million in the second quarter 2014 compared to the second quarter 2013 primarily due to:

•
higher volume in its nuclear fleet resulting from fewer unplanned and refueling outage days in second quarter 2014 as compared to second quarter 2013, partially offset by a larger exercise of resupply options in second quarter 2013 compared to second quarter 2014 provided for in purchase power agreements where Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running. Amounts related to the exercise of resupply options are included in the GWh billed in the table below;

•	higher capacity prices;

•	mark-to-market activity, which was positive for the quarter. See Note 8 to the financial statements herein for discussion of derivative instruments; and

•	an increase in nuclear fuel expenses primarily due to increased generation as a result of fewer outage days, partially offset by lower DOE spent fuel disposal fees.

Following are key performance measures for Entergy Wholesale Commodities for the second quarter 2014 and 2013:

	2014	2013
Owned capacity (MW) (a)	6,068	6,612
GWh billed	11,533	11,172
Average realized revenue per MWh	$49.75	$47.36

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	95%	82%
GWh billed	10,588	9,789
Average realized revenue per MWh	$49.79	$46.40
Refueling Outage Days:
Pilgrim	—	45
Vermont Yankee	—	5

(a)     The reduction in owned capacity is due to the retirement of the 544 MW Ritchie Unit 2 in November 2013.

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants" in the Form 10-K for a discussion

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

of the effects of sustained low natural gas prices and power market structure challenges on market prices for electricity in the New York and New England power regions over the past few years.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $587 million for the second quarter 2013 to $556 million for the second quarter 2014 primarily due to:

•
a decrease of $22 million in payroll, compensation, and benefits costs primarily due to fewer employees, an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, and other postretirement benefit plan design changes.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
a decrease of $14 million resulting from costs incurred in 2013 related to the generator stator incident at ANO, including an offset for insurance proceeds. See “ANO Damage and Outage” below for further discussion of the incident;

•	a decrease of $13 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business;

•	a decrease of $10 million in fossil-fueled generation expenses primarily resulting from a lower scope of work done during plant outages in 2014 as compared to the same period in 2013; and

•	a decrease of $5 million due to costs incurred in 2013 related to the implementation of and transition to the MISO RTO.

The decrease was partially offset by:

•
an increase of $8 million due to administration fees in 2014 related to participation in the MISO RTO. The net income effect is partially offset due to deferrals of these fees in certain jurisdictions. See Note 2 to the financial statements in the Form 10-K for further information on deferrals;

•	an increase of $7 million in energy efficiency costs at Entergy Arkansas and Entergy Texas. These costs are recovered through energy efficiency riders and have a minimal effect on net income; and

•
an increase of $6 million in storm damage accruals primarily at Entergy Arkansas effective January 2014, as approved by the APSC, and Entergy Mississippi effective October 2013, as approved by the MPSC.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in Entergy Arkansas depreciation rates.

Other income decreased primarily due to a decrease in earnings on decommissioning trust fund investments.

Entergy Wholesale Commodities

Depreciation and amortization expenses increased primarily due to a change effective in 2014 in the estimated average useful lives of plant in service as a result of a new depreciation study as well as additions to plant in service. The depreciation rate on average depreciable property for Entergy Wholesale Commodities property is approximately 5.6% in 2014.

Other operation and maintenance expenses increased from $252 million for the second quarter 2013 to $261 million for the second quarter 2014 primarily due to:

•
$10 million in expenses incurred in the second quarter 2014 related to the shutdown of Vermont Yankee including severance and retention costs.  See “Impairment of Long-Lived Assets” in Note 11 to the financial

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

statements herein for discussion regarding the planned shutdown of the Vermont Yankee plant by the end of 2014; and

•	$5 million in transmission service credits received in the second quarter 2013.

The increase was partially offset by:

•
a decrease of $5 million in compensation and benefits costs primarily due to fewer employees, an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, and other postretirement benefit plan design changes. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $4 million due to the absence of expenses from Entergy Solutions District Energy, which was sold in November 2013.

Income Taxes

The effective income tax rate was 39.9% for the second quarter 2014. The difference in the effective income tax rate for the second quarter 2014 versus the statutory rate of 35% was primarily due to state income taxes, the provision for uncertain tax positions, and certain book and tax differences related to utility plant items.

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

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2014 to the six months ended June 30, 2013 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2013 Consolidated Net Income (Loss)	$328,391	$93,646	($86,999)	$335,038

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	160,856	343,394	(7,609)	496,641
Other operation and maintenance expenses	(53,165)	12,575	(3,273)	(43,863)
Taxes other than income taxes	8,019	2,988	214	11,221
Depreciation and amortization	20,583	41,536	(46)	62,073
Other income	(12,060)	(4,301)	(1,676)	(18,037)
Interest expense	12,080	1,338	985	14,403
Other expenses	4,150	9,263	—	13,413
Income taxes	67,946	96,106	(7,991)	156,061

2014 Consolidated Net Income (Loss)	$417,574	$268,933	($86,173)	$600,334

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2014 to the six months ended June 30, 2013:

Amount
(In Millions)
2013 net revenue	$2,594
Retail electric price	69
Volume/weather	66
Asset retirement obligation	21
Other	5
2014 net revenue	$2,755

The retail electric price variance is primarily due to:

•	a formula rate plan increase at Entergy Mississippi, as approved by the MPSC, effective September 2013;

•
an increase in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2013.  Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have minimal effect on net income;

•	an annual base rate increase at Entergy Arkansas, as approved by the APSC, effective January 2014;

•	an annual base rate increase at Entergy Texas, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case;

•
an increase in Entergy Mississippi’s storm damage rider, as approved by the MPSC, effective October 2013. The increase in the storm damage rider is offset by other operation and maintenance expenses and has no effect on net income; and

•	an increase in purchased power capacity costs at Entergy Louisiana and Entergy Gulf States Louisiana that are recovered through base rates set in the annual formula rate plan mechanisms.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

The volume/weather variance is primarily due to an increase of 2,823 GWh, or 6%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and an increase in sales to industrial customers. The increase in industrial sales was primarily due to expansions, recovery of a major refining customer from an unplanned outage in 2013, and continued moderate growth in the manufacturing sector.

The asset retirement obligation affects net revenue because Entergy records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily caused by an increase in the regulatory credits because of a decrease in decommissioning trust earnings.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2014 to the six months ended June 30, 2013:

Amount
(In Millions)
2013 net revenue	$876
Nuclear realized price changes	261
Nuclear volume	62
Mark-to-market value changes	46
Nuclear fuel expenses	(8)
Other	(18)
2014 net revenue	$1,219

As shown in the table above, net revenue for Entergy Wholesale Commodities increased by $343 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•
higher realized wholesale energy prices primarily due to increases in Northeast market power prices and higher capacity prices. Entergy Wholesale Commodities’ hedging strategies routinely include financial instruments that manage operational and liquidity risk. These positions, in addition to a larger-than-normal unhedged position in 2014 due to Vermont Yankee being in its final year of operation, allowed Entergy Wholesale Commodities to benefit from increases in Northeast market power prices;

•
higher volume in its nuclear fleet resulting from fewer unplanned and refueling outage days in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, partially offset by a larger exercise of resupply options in the six months ended June 30, 2013 compared to the six months ended June 30, 2014 provided for in purchase power agreements where Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running. Amounts related to the exercise of resupply options are included in the GWh billed in the table below;

•	mark-to-market activity, which was positive for the six months ended June 30, 2014. See Note 8 to the financial statements herein for discussion of derivative instruments; and

•	an increase in nuclear fuel expenses primarily due to increased generation as a result of fewer outage days, partially offset by lower DOE spent fuel disposal fees.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for the six months ended June 30, 2014 and 2013:

	2014	2013
Owned capacity (MW) (a)	6,068	6,612
GWh billed	21,547	21,559
Average realized revenue per MWh	$68.77	$52.80

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	89%	82%
GWh billed	19,667	19,035
Average realized revenue per MWh	$67.83	$51.95
Refueling Outage Days:
Indian Point 2	24	—
Indian Point 3	—	28
Palisades	56	—
Pilgrim	—	45
Vermont Yankee	—	27

(a)     The reduction in owned capacity is due to the retirement of the 544 MW Ritchie Unit 2 in November 2013.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $1,107 million for the six months ended June 30, 2013 to $1,054 million for the six months ended June 30, 2014 primarily due to:

•
a decrease of $37 million in payroll, compensation, and benefits costs primarily due to fewer employees, an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, and other postretirement benefit plan design changes.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $23 million in fossil-fueled generation expenses primarily resulting from a lower scope of work done during plant outages in 2014 as compared to the same period in 2013;

•	a decrease of $19 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business;

•
a decrease of $14 million resulting from costs incurred in 2013 related to the generator stator incident at ANO, including an offset for insurance proceeds. See “ANO Damage and Outage” below for further discussion of the incident; and

•	a decrease of $9 million due to costs incurred in 2013 related to the implementation of and transition to the MISO RTO.

The decrease was partially offset by:

•
an increase of $18 million due to administration fees in 2014 related to participation in the MISO RTO. The net income effect is partially offset due to deferrals of these fees in certain jurisdictions. See Note 2 to the financial statements in the Form 10-K for further information on deferrals;

•	an increase of $14 million in energy efficiency costs at Entergy Arkansas and Entergy Texas. These costs are recovered through energy efficiency riders and have a minimal effect on net income; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase of $13 million in storm damage accruals primarily at Entergy Arkansas effective January 2014, as approved by the APSC, and at Entergy Mississippi effective October 2013, as approved by the MPSC.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in Entergy Arkansas depreciation rates.

Other income decreased primarily due to a decrease in earnings on decommissioning trust fund investments.

Interest expense increased primarily due to net debt issuances of first mortgage bonds by Entergy Louisiana in the second and third quarters of 2013 and the lease renewal in December 2013 of the Grand Gulf sale leaseback. See Note 5 to the financial statements in the Form 10-K for more details of long-term debt.

Entergy Wholesale Commodities

Depreciation and amortization expenses increased primarily due to a change effective in 2014 in the estimated average useful lives of plant in service as a result of a new depreciation study as well as additions to plant in service.

Other operation and maintenance expenses increased from $483 million for the six months ended June 30, 2013 to $496 million for the six months ended June 30, 2014 primarily due to:

•
$19 million in expenses incurred in the six months ended June 30, 2014 related to the shutdown of Vermont Yankee including severance and retention costs.  See “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein for discussion regarding the planned shutdown of the Vermont Yankee plant by the end of 2014; and

•	$8 million in transmission service credits received in the six months ended June 30, 2013.

The increase was partially offset by:

•
a decrease of $9 million in compensation and benefits costs primarily due to fewer employees, an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, and other postretirement benefit plan design changes. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $7 million due to the absence of expenses from Entergy Solutions District Energy, which was sold in November 2013.

Income Taxes

The effective income tax rate was 36.5% for the six months ended June 30, 2014. The difference in the effective income tax rate for the six months ended June 30, 2014 versus the statutory rate of 35% was primarily due to the provision for uncertain tax positions and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and from a deferred state income tax reduction related to a New York tax law change. See Note 10 to the financial statements herein for a discussion of the New York tax law change.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See the Form 10-K for a discussion of the NRC operating licenses for Indian Point 2 and Indian Point 3 and the NRC license renewal applications in process for these plants.  Following is an update to the discussion regarding the NRC proceedings. In April 2014 the ASLB granted Entergy’s motion to dismiss as moot a contention by Riverkeeper alleging that the Final Supplemental Environmental Impact Statement failed to adequately address endangered species issues. At the same time, the ASLB denied a motion filed by Riverkeeper in August 2013 to amend its endangered species contention. These ASLB decisions were not appealed and are now final, leaving three Track 2 contentions. The NRC staff expects to issue a further supplemental Safety Evaluation Report no later than November 7, 2014. Testimony on the remaining Track 2 contentions has not been completed, and Track 2 hearings have not been scheduled.

In proceedings before the New York State Department of Environmental Conservation (NYSDEC), the ALJs conducted an additional legislative hearing and issues conference in July 2014 triggered by NYSDEC staff’s proposal of permanent outages to protect fish organisms as an alternative form of best technology available. The ALJs stated at the issues conference that as a result of comments received, hearings on NYSDEC staff’s alternative best technology available proposal preliminarily scheduled for January 2015 would be postponed to a future date.

With respect to Entergy’s first Coastal Zone Management Act (CZMA) initiative (previous review), in May 2014 the New York State Department of State (NYSDOS) responded to questions the NRC staff submitted in December 2013. In July 2014, Entergy submitted comments on NYSDOS’s responses and NYSDOS filed a reply to those comments. The NRC staff advised the ASLB that it plans to issue further questions on previous review to NYSDOS and Entergy by late September 2014. With respect to Entergy’s second CZMA initiative (grandfathering), briefing of Entergy’s appeal to the intermediate New York State court was completed and the court stated it will schedule oral argument in October 2014.

See “Critical Accounting Estimates - Nuclear Decommissioning Costs” below and “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein for discussions regarding the planned shutdown of the Vermont Yankee plant by the end of 2014.

ANO Damage and Outage

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage and Outage" in the Form 10-K for a discussion of the ANO stator incident. The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was approximately $95 million as of June 30, 2014. In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage. In February 2014 the APSC approved Entergy Arkansas’s request to exclude from the calculation of its revised energy cost rate $65.9 million of deferred fuel and purchased energy costs incurred in 2013 as a result of the ANO stator incident. The APSC authorized Entergy Arkansas to retain the $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident is available.

Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO. NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO. Entergy has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy. On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop. During 2014, Entergy Arkansas collected $33 million from NEIL and is pursuing additional recoveries due under the policy.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Shortly after the stator incident, the NRC deployed an augmented inspection team to review the plant's response. In July 2013 a second team of NRC inspectors visited ANO to evaluate certain items that were identified as requiring follow-up inspection to determine whether performance deficiencies existed.   In March 2014 the NRC issued an inspection report on the follow-up inspection that discussed two preliminary findings, one that was preliminarily determined to be “red with high safety significance” for Unit 1 and one that was preliminarily determined to be “yellow with substantial safety significance” for Unit 2, with the NRC indicating further that these preliminary findings may warrant additional regulatory oversight.  This report also noted that one additional item related to flood barrier effectiveness was still under review.

In May 2014 the NRC met with Entergy during a regulatory conference to discuss the preliminary red and yellow findings and Entergy's response to the findings.  During the regulatory conference, Entergy presented information on the facts and assumptions the NRC used to assess the potential findings. The NRC used the information provided by Entergy at the regulatory conference to finalize its decision regarding the inspection team’s findings. In a letter dated June 23, 2014, the NRC classified both findings as “yellow with substantial safety significance.” In an assessment follow-up letter for ANO dated July 29, 2014, the NRC stated that given the two yellow findings, it determined that the performance at ANO is in the “degraded cornerstone column,” or column 3, of the NRC’s reactor oversight process action matrix beginning the first quarter 2014. The NRC plans to conduct supplemental inspection activity to review the actions taken to address the yellow findings. Corrective actions in response to the NRC’s findings have been taken and remain ongoing at ANO. Entergy will continue to interact with the NRC to address the NRC’s findings.

Liquidity and Capital Resources

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2014	December 31, 2013
Debt to capital	56.9%	57.9%
Effect of excluding the securitization bonds	(1.5%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	55.4%	56.3%
Effect of subtracting cash	(1.3%)	(1.5%)
Net debt to net capital, excluding securitization bonds (a)	54.1%	54.8%

(a)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019. Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2014:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$195	$8	$3,297

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

See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation commercial paper program.  As of June 30, 2014, Entergy Corporation had $909 million of commercial paper outstanding.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital," that sets forth the amounts of planned construction and other capital investments by operating segment for 2014 through 2016.

Following are the amounts of Entergy’s planned construction and other capital investments by operating segment for 2014 through 2016.

Planned construction and capital investments	2014	2015	2016
	(In Millions)
Utility:
Generation	$660	$490	$605
Transmission	540	645	605
Distribution	685	565	580
Other	160	180	150
Total	2,045	1,880	1,940
Entergy Wholesale Commodities	420	380	230
Total	$2,465	$2,260	$2,170

The updated capital plan for 2014-2016 reflects additional spending for 2014 storms, potential new generation resource requirements, transmission to support economic development and reliability, partially offset by a shift in environmental compliance spending due to a likely later compliance date as well as other capital plan refinements.

Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  The Ninemile 6 capacity and energy will be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Orleans.  Under terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans beginning in the month after the unit is placed in service.  In July 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an unopposed stipulation with the LPSC that estimates a first year revenue requirement associated with Ninemile 6 of $57.1 million for Entergy Louisiana and $28.5 million for Entergy Gulf States Louisiana.  A hearing on the stipulation is scheduled to be held before an ALJ in August 2014.  Entergy New Orleans expects to recover the costs associated with Ninemile 6 through a rider until new base rates are established in its next base rate proceeding.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its July 2014 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since the second quarter 2010.

Sources of Capital

Hurricane Isaac

As discussed in the Form 10-K, total restoration costs for the repair and replacement of electric facilities damaged by Hurricane Isaac were $73.8 million for Entergy Gulf States Louisiana and $247.7 million for Entergy Louisiana. In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana drew $65 million and $187 million, respectively, from their funded storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $71 million in bonds under Act 55 of the Louisiana Legislature.  From the $69 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $3 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $66 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana then immediately used the $66 million to acquire 662,426.80 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

In August 2014 the LCDA issued another $243.85 million in bonds under Act 55 of the Louisiana Legislature.  From the $240 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $13 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $227 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana then immediately used the $227 million to acquire 2,272,725.89 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC that carry a 7.5% annual distribution rate. Distributions are payable

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana will not report the bonds on their balance sheets because the bonds are the obligation of the LCDA and there is no recourse against Entergy, Entergy Gulf States Louisiana, or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Gulf States Louisiana and Entergy Louisiana will collect a system restoration charge on behalf of the LURC, and remit the collections to the bond indenture trustee.  Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana will not report the collections as revenue because they are merely acting as the billing and collection agents for the state.

Total restoration costs for the repair and replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow account to partially offset these costs. In February 2014, Entergy New Orleans made a filing with the City Council seeking certification of the Hurricane Isaac costs. In July 2014 the City Council adopted a procedural schedule that provides for hearings on the merits in September 2015.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
	(In Millions)
Cash and cash equivalents at beginning of period	$739	$533
Cash flow provided by (used in):
Operating activities	1,529	1,116
Investing activities	(1,391)	(1,305)
Financing activities	(227)	(33)
Net decrease in cash and cash equivalents	(89)	(222)
Cash and cash equivalents at end of period	$650	$311

Operating Activities

Net cash provided by operating activities increased by $413 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•	higher Entergy Wholesale Commodities and Utility net revenues in 2014 as compared to the same period in 2013, as discussed previously;

•	a decrease in income tax payments of $69 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013; and

•	approximately $25 million in spending in 2013 related to the generator stator incident at ANO, as discussed previously.

The increase was partially offset by an increase of $94 million in pension contributions in 2014 and decreased recovery of fuel costs. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased by $86 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•
the withdrawal of a total of $252 million from Entergy Louisiana’s and Entergy Gulf States Louisiana’s storm reserve escrow accounts in 2013 as a result of Hurricane Isaac.  See Note 2 to the financial statements herein and in the Form 10-K for a discussion of Hurricane Isaac;

•
deposit of Entergy Louisiana bond proceeds with a trustee in June 2014. Entergy Louisiana issued $170 million of 5.0% Series first mortgage bonds in June 2014 and used the proceeds, in July 2014, to redeem, prior to maturity, its $70 million of 6.4% Series first mortgage bonds due October 2034 and its $100 million of 6.3% Series first mortgage bonds due September 2035; and

•
an increase in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by:

•
a decrease in construction expenditures, primarily in the Utility business, including a decrease in spending on the Ninemile 6 self-build project, spending in 2013 on the generator stator incident at ANO, and spending in 2013 on the Waterford 3 steam generator project, partially offset by an increase in storm restoration spending;

•
a change in collateral deposit activity, reflected in the “Increase in other investments” line on the Consolidated Statement of Cash Flows, as Entergy received net deposits of $28 million in 2014 and returned net deposits of $34 million in 2013.  Entergy Wholesale Commodities’s forward sales contracts are discussed in the “Market and Credit Risk Sensitive Instruments” section below; and

•	$24 million in insurance proceeds received in the first quarter 2014 for property damages related to the generator stator incident at ANO, as discussed above.

Financing Activities

Net cash flow used in financing activities increased by $194 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•
long-term debt activity providing approximately $7 million of cash in 2014 compared to using $36 million of cash in 2013.  Included in the long-term debt activity is $60 million in 2014 and $605 million in 2013 for the repayment of borrowings on the Entergy Corporation long-term credit facility;

•	Entergy Corporation repaid $136 million of commercial paper in 2014 and issued, in part, $283 million in 2013 to repay borrowings on its long-term credit facility;

•	a net increase of $188 million in 2014 in short-term borrowings by the nuclear fuel company variable interest entities;

•	$70 million in short-term borrowings under the Utility operating companies’ credit facilities in 2013;

•
an increase of $65 million in treasury stock issuances in 2014 primarily due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2014 to satisfy stock option exercises; and

•	the repurchase of $18 million of common stock in 2014.

For details of long-term debt activity and Entergy’s commercial paper program in 2014, see Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K.

Rate, Cost-recovery, and Other Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation" in the Form 10-K for discussions of rate regulation, federal regulation, and related regulatory proceedings.

Entergy Corporation and Subsidiaries
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

In January 2013, Occidental Chemical Corporation filed with the FERC a petition for declaratory judgment and complaint against MISO alleging that MISO’s proposed treatment of Qualifying Facilities (QFs) in the Entergy region is unduly discriminatory in violation of sections 205 and 206 of the Federal Power Act and violates the Public Utility Regulatory Policies Act (PURPA) and the FERC’s implementing regulations. Occidental’s filing asks that the FERC declare that MISO’s QF integration plan is unlawful, find that the plan cannot be implemented because MISO did not file it pursuant to section 205 of the Federal Power Act, and direct that MISO modify certain aspects of the plan. Entergy sought to intervene and filed a protest to the pleadings.

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

In April 2014, Occidental filed a complaint in federal district court for the Middle District of Louisiana against the LPSC and Entergy Louisiana that challenges the January 2014 order issued by the LPSC on grounds similar to those raised in the 2013 complaint and 2014 petition for enforcement that Occidental previously filed at the FERC.  The district court complaint seeks a declaration that the January 2014 order conflicts with and is preempted by PURPA and the Supremacy Clause of the United States Constitution, and also seeks an injunction prohibiting the LPSC and Entergy Louisiana from enforcing or utilizing the practices approved in the order.  The district court complaint seeks damages from Entergy Louisiana and a declaration from the district court that in pursuing the January 2014 order Entergy Louisiana breached an existing agreement with Occidental and an implied covenant of good faith and fair dealing. Entergy Louisiana has moved to stay the district court proceeding, asserting that the FERC has primary jurisdiction to address Occidental’s claims and should be allowed to do so in the context of Occidental’s 2013 complaint.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

System Agreement

Utility Operating Company Notices of Termination of System Agreement Participation

As discussed in the Form 10-K, in February 2014, Entergy Louisiana and Entergy Gulf States Louisiana provided notice of their respective decisions to terminate their participation in the System Agreement and made a filing with the FERC seeking acceptance of the notice. In the FERC filing, Entergy Louisiana and Entergy Gulf States Louisiana requested an effective date of February 14, 2019 or such other effective date approved by the FERC for the termination. In March 2014 the City Council submitted comments to the FERC regarding the notices of termination. The City Council requested the FERC either to condition its acceptance of the notices on compliance with the prior 96-month notice termination period, or in the alternative, to consolidate the notice filings with the proceeding related to the Utility operating companies’ proposal to shorten the System Agreement’s termination notice period from 96 months to 60 months, and to set all of the proceedings for hearing. Also in March 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed a response to the City Council’s comments requesting that the FERC accept the notices without hearing and with an effective date subject to and consistent with the notice period established by the FERC in the proceeding related to the Utility operating companies’ proposal to shorten the System Agreement’s termination notice period. Entergy Louisiana, Entergy Gulf States Louisiana, Entergy New Orleans, and Entergy Texas continue to explore with the LPSC staff, City Council advisors, and the PUCT staff the early termination of the System Agreement on a consensual basis.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of June 30, 2014 (2014 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2014	2015	2016	2017	2018
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	24%	28%	16%	14%	14%
Unit-contingent with availability guarantees (c)	18%	15%	14%	15%	3%
Firm LD (d)	60%	39%	10%	—%	—%
Offsetting positions (e)	(25%)	—%	—%	—%	—%
Total	77%	82%	40%	29%	17%
Planned generation (TWh) (f) (g)	20	35	36	35	35
Average revenue per MWh on contracted volumes:
Minimum	$44	$45	$47	$51	$56
Expected based on market prices as of June 30, 2014	$49	$51	$51	$53	$56
Sensitivity: -/+ $10 per MWh market price change	$47-$52	$48-$53	$49-$52	$53-$54	$56

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	15%	18%	18%	18%	18%
Capacity contracts (j)	40%	15%	15%	16%	7%
Total	55%	33%	33%	34%	25%
Planned net MW in operation (g)	5,011	4,406	4,406	4,406	4,406
Average revenue under contract per kW per month (applies to capacity contracts only)	$6.0	$3.2	$3.4	$5.6	$7.0

Total Nuclear Energy and Capacity Revenues
Expected sold and market total revenue per MWh	$57	$56	$54	$54	$56
Sensitivity: -/+ $10 per MWh market price change	$55-$63	$52-$60	$47-$60	$47-$62	$47-$64

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2014	2015	2016	2017	2018
Energy
Percent of planned generation under contract (a):
Cost-based contracts (k)	47%	36%	34%	33%	33%
Firm LD (d)	9%	7%	7%	6%	7%
Total	56%	43%	41%	39%	40%
Planned generation (TWh) (f) (l)	4	6	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (k)	30%	24%	24%	26%	26%
Bundled capacity and energy contracts (i)	9%	8%	8%	8%	8%
Capacity contracts (j)	44%	53%	53%	56%	24%
Total	83%	85%	85%	90%	58%
Planned net MW in operation (l)	1,052	1,052	1,052	977	977

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

(g)
Assumes NRC license renewals for plants whose current licenses expire within five years.  Assumes shutdown of Vermont Yankee in the fourth quarter 2014 and uninterrupted normal operation at remaining plants.  NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations) and Indian Point 3 (December 2015).  For a discussion regarding the shutdown of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein.  For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above and in the Form10-K.

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on June 30, 2014 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $126 million for the remainder of 2014. A negative $10 per MWh change in the annual average energy price in the markets based on June 30, 2014 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($55) million for the remainder of 2014.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’s power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At June 30, 2014, based on power prices at that time, Entergy had liquidity exposure of $242 million under

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

the guarantees in place supporting Entergy Wholesale Commodities transactions and $28 million of posted cash collateral.  As of June 30, 2014, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $195 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of June 30, 2014, Entergy would have been required to provide approximately $141 million of additional cash or letters of credit under some of the agreements.

As of June 30, 2014, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2018 have public investment grade credit ratings.

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

See “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K and Note 11 to the financial statements herein for a discussion of the planned shutdown of Vermont Yankee and the December 2013 settlement agreement involving Entergy and Vermont parties.  In the settlement agreement, Entergy Vermont Yankee agreed to complete and shall provide to the Vermont parties by December 31, 2014, a site assessment study of the costs and tasks of radiological decommissioning, spent nuclear fuel management, and site restoration of Vermont Yankee.  Entergy Vermont Yankee also agreed that it shall file its Post-Shutdown Decommissioning Activities Report (PSDAR) for Vermont Yankee with the NRC no sooner than sixty days after completing the site assessment study.  It is possible that development of the site assessment study and PSDAR will lead to a revision of Vermont Yankee’s decommissioning cost liability estimate.

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

In April 2014 the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which changes the requirements for reporting discontinued operations. The ASU states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale. The amendments in this ASU also require additional disclosures about discontinued operations. ASU 2014-08 is effective for Entergy for the first quarter 2015. Entergy does not currently expect ASU 2014-08 to affect materially its results of operations, financial position, or cash flows.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU’s core principle is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU details a five-step model that should be followed to achieve the core principle. ASU 2014-09 is effective for Entergy for the first quarter 2017. Entergy does not expect ASU 2014-09 to affect materially its results of operations, financial position, or cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,373,842	$2,177,210	$4,600,306	$4,126,490
Natural gas	35,469	33,881	113,689	87,202
Competitive businesses	587,339	527,117	1,491,498	1,133,390
TOTAL	2,996,650	2,738,208	6,205,493	5,347,082

OPERATING EXPENSES
Operating and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	604,081	489,608	1,147,910	999,940
Purchased power	517,898	485,744	1,092,525	858,873
Nuclear refueling outage expenses	66,497	66,464	126,041	127,183
Other operation and maintenance	816,609	844,195	1,554,590	1,598,453
Decommissioning	67,250	59,389	133,049	118,494
Taxes other than income taxes	152,736	144,888	307,204	295,983
Depreciation and amortization	331,742	297,516	660,465	598,392
Other regulatory charges (credits)	(14,640)	3,892	(10,645)	9,207
TOTAL	2,542,173	2,391,696	5,011,139	4,606,525

OPERATING INCOME	454,477	346,512	1,194,354	740,557

OTHER INCOME
Allowance for equity funds used during construction	14,788	16,249	29,917	29,000
Interest and investment income	24,245	40,541	59,493	78,847
Miscellaneous - net	(14,675)	(13,157)	(26,379)	(26,779)
TOTAL	24,358	43,633	63,031	81,068

INTEREST EXPENSE
Interest expense	164,327	155,768	326,877	308,918
Allowance for borrowed funds used during construction	(8,516)	(6,791)	(15,535)	(11,979)
TOTAL	155,811	148,977	311,342	296,939

INCOME BEFORE INCOME TAXES	323,024	241,168	946,043	524,686

Income taxes	128,743	73,113	345,709	189,648

CONSOLIDATED NET INCOME	194,281	168,055	600,334	335,038

Preferred dividend requirements of subsidiaries	4,898	4,332	9,777	9,915

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$189,383	$163,723	$590,557	$325,123

Earnings per average common share:
Basic	$1.06	$0.92	$3.30	$1.83
Diluted	$1.05	$0.92	$3.29	$1.82
Dividends declared per common share	$0.83	$0.83	$1.66	$1.66

Basic average number of common shares outstanding	179,354,103	178,196,525	179,077,503	178,112,709
Diluted average number of common shares outstanding	180,045,432	178,614,383	179,547,020	178,534,201

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
	(In Thousands)

Net Income	$194,281	$168,055	$600,334	$335,038

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of ($3,772), $14,531, $3,453, and ($26,604))	(6,744)	27,590	7,010	(48,385)
Pension and other postretirement liabilities
(net of tax expense of $1,822, $5,885, $19,583, and $11,754)	3,459	9,779	(9,237)	19,574
Net unrealized investment gains (losses)
(net of tax expense (benefit) of $29,580, ($9,325), $35,328, and $44,986)	39,235	(8,033)	62,224	48,344
Foreign currency translation
(net of tax expense (benefit) of $172, $11, $213, and ($405))	320	19	395	(753)
Other comprehensive income	36,270	29,355	60,392	18,780

Comprehensive Income	230,551	197,410	660,726	353,818
Preferred dividend requirements of subsidiaries	4,898	4,332	9,777	9,915
Comprehensive Income Attributable to Entergy Corporation	$225,653	$193,078	$650,949	$343,903

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$600,334	$335,038
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,041,970	948,950
Deferred income taxes, investment tax credits, and non-current taxes accrued	357,571	162,189
Changes in working capital:
Receivables	(47,120)	(218,279)
Fuel inventory	32,125	6,190
Accounts payable	46,697	151,993
Prepaid taxes and taxes accrued	(39,317)	(58,176)
Interest accrued	1,508	(3,172)
Deferred fuel costs	(237,726)	(101,421)
Other working capital accounts	(115,605)	(133,575)
Changes in provisions for estimated losses	4,314	(250,343)
Changes in other regulatory assets	26,070	216,659
Changes in other regulatory liabilities	89,860	98,807
Changes in pensions and other postretirement liabilities	(128,922)	24,955
Other	(103,196)	(63,910)
Net cash flow provided by operating activities	1,528,563	1,115,905

INVESTING ACTIVITIES
Construction/capital expenditures	(959,618)	(1,244,859)
Allowance for equity funds used during construction	31,577	30,977
Nuclear fuel purchases	(236,296)	(209,509)
Proceeds from sale of assets	10,100	—
Insurance proceeds received for property damages	28,226	—
Changes in securitization account	6,987	9,118
NYPA value sharing payment	(72,000)	(71,736)
Payments to storm reserve escrow account	(3,624)	(3,855)
Receipts from storm reserve escrow account	—	260,230
Increase in other investments	(140,772)	(28,895)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	10,763
Proceeds from nuclear decommissioning trust fund sales	981,530	779,706
Investment in nuclear decommissioning trust funds	(1,036,770)	(837,114)
Net cash flow used in investing activities	(1,390,660)	(1,305,174)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,232,161	1,973,866
Treasury stock	81,358	16,634
Retirement of long-term debt	(1,224,733)	(2,010,111)
Repurchase of common stock	(18,259)	—
Changes in credit borrowings and commercial paper - net	(7,538)	294,123
Other	17,030	—
Dividends paid:
Common stock	(297,228)	(297,054)
Preferred stock	(9,752)	(10,137)
Net cash flow used in financing activities	(226,961)	(32,679)

Effect of exchange rates on cash and cash equivalents	—	751

Net decrease in cash and cash equivalents	(89,058)	(221,197)

Cash and cash equivalents at beginning of period	739,126	532,569

Cash and cash equivalents at end of period	$650,068	$311,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$312,747	$302,179
Income taxes	$19,505	$88,665

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$148,639	$129,979
Temporary cash investments	501,429	609,147
Total cash and cash equivalents	650,068	739,126
Accounts receivable:
Customer	703,524	670,641
Allowance for doubtful accounts	(33,719)	(34,311)
Other	191,147	195,028
Accrued unbilled revenues	371,997	340,828
Total accounts receivable	1,232,949	1,172,186
Deferred fuel costs	311,018	116,379
Accumulated deferred income taxes	33,241	175,073
Fuel inventory - at average cost	176,833	208,958
Materials and supplies - at average cost	932,982	915,006
Deferred nuclear refueling outage costs	307,287	192,474
Prepayments and other	600,755	410,489
TOTAL	4,245,133	3,929,691

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	38,333	40,350
Decommissioning trust funds	5,164,746	4,903,144
Non-utility property - at cost (less accumulated depreciation)	198,727	199,375
Other	138,063	210,616
TOTAL	5,539,869	5,353,485

PROPERTY, PLANT AND EQUIPMENT
Electric	43,569,861	42,935,712
Property under capital lease	940,688	941,299
Natural gas	370,658	366,365
Construction work in progress	1,668,324	1,514,857
Nuclear fuel	1,532,498	1,566,904
TOTAL PROPERTY, PLANT AND EQUIPMENT	48,082,029	47,325,137
Less - accumulated depreciation and amortization	19,972,785	19,443,493
PROPERTY, PLANT AND EQUIPMENT - NET	28,109,244	27,881,644

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	846,935	849,718
Other regulatory assets (includes securitization property of $775,911 as of June 30, 2014 and $822,218 as of December 31, 2013)	3,870,076	3,893,363
Deferred fuel costs	172,202	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	42,532	62,011
Other	947,584	887,160
TOTAL	6,256,501	6,241,626

TOTAL ASSETS	$44,150,747	$43,406,446

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$682,666	$457,095
Notes payable and commercial paper	1,039,349	1,046,887
Accounts payable	1,159,726	1,173,313
Customer deposits	401,055	370,997
Taxes accrued	151,776	191,093
Accumulated deferred income taxes	36,098	28,307
Interest accrued	182,505	180,997
Deferred fuel costs	14,545	57,631
Obligations under capital leases	2,413	2,323
Pension and other postretirement liabilities	51,844	67,419
Other	406,092	484,510
TOTAL	4,128,069	4,060,572

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,986,343	8,724,635
Accumulated deferred investment tax credits	258,419	263,765
Obligations under capital leases	30,988	32,218
Other regulatory liabilities	1,385,816	1,295,955
Decommissioning and asset retirement cost liabilities	4,108,256	3,933,416
Accumulated provisions	120,015	115,139
Pension and other postretirement liabilities	2,207,357	2,320,704
Long-term debt (includes securitization bonds of $831,928 as of June 30, 2014 and $883,013 as of December 31, 2013)	11,936,105	12,139,149
Other	622,151	583,667
TOTAL	29,655,450	29,408,648

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	210,760	210,760

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2014 and in 2013	2,548	2,548
Paid-in capital	5,358,395	5,368,131
Retained earnings	10,118,382	9,825,053
Accumulated other comprehensive income (loss)	31,068	(29,324)
Less - treasury stock, at cost (75,198,614 shares in 2014 and 76,381,936 shares in 2013)	5,447,925	5,533,942
Total common shareholders' equity	10,062,468	9,632,466
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	10,156,468	9,726,466

TOTAL LIABILITIES AND EQUITY	$44,150,747	$43,406,446

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2012	$94,000	$2,548	($5,574,819)	$5,357,852	$9,704,591	($293,083)	$9,291,089

Consolidated net income (a)	9,915	—	—	—	325,123	—	335,038
Other comprehensive income	—	—	—	—	—	18,780	18,780
Common stock issuances related to stock plans	—	—	31,348	(2,099)	—	—	29,249
Common stock dividends declared	—	—	—	—	(295,724)	—	(295,724)
Preferred dividend requirements of subsidiaries (a)	(9,915)	—	—	—	—	—	(9,915)

Balance at June 30, 2013	$94,000	$2,548	($5,543,471)	$5,355,753	$9,733,990	($274,303)	$9,368,517

Balance at December 31, 2013	$94,000	$2,548	($5,533,942)	$5,368,131	$9,825,053	($29,324)	$9,726,466

Consolidated net income (a)	9,777	—	—	—	590,557	—	600,334
Other comprehensive income	—	—	—	—	—	60,392	60,392
Common stock repurchases	—	—	(18,259)	—	—	—	(18,259)
Common stock issuances related to stock plans	—	—	104,276	(9,736)	—	—	94,540
Common stock dividends declared	—	—	—	—	(297,228)	—	(297,228)
Preferred dividend requirements of subsidiaries (a)	(9,777)	—	—	—	—	—	(9,777)

Balance at June 30, 2014	$94,000	$2,548	($5,447,925)	$5,358,395	$10,118,382	$31,068	$10,156,468

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2014 and 2013 include $6.4 million and $6.6 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$765	$729	$36	5
Commercial	627	574	53	9
Industrial	708	598	110	18
Governmental	57	53	4	8
Total retail	2,157	1,954	203	10
Sales for resale	53	47	6	13
Other	164	176	(12)	(7)
Total	$2,374	$2,177	$197	9

Utility Billed Electric Energy Sales (GWh):
Residential	7,266	7,377	(111)	(2)
Commercial	6,762	6,684	78	1
Industrial	10,902	10,357	545	5
Governmental	587	583	4	1
Total retail	25,517	25,001	516	2
Sales for resale	2,048	590	1,458	247
Total	27,565	25,591	1,974	8

Entergy Wholesale Commodities:
Operating Revenues	$578	$534	$44	8
Billed Electric Energy Sales (GWh)	11,533	11,172	361	3

	Six Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,669	$1,480	$189	13
Commercial	1,204	1,097	107	10
Industrial	1,263	1,142	121	11
Governmental	110	105	5	5
Total retail	4,246	3,824	422	11
Sales for resale	172	99	73	74
Other	182	203	(21)	(10)
Total	$4,600	$4,126	$474	11

Utility Billed Electric Energy Sales (GWh):
Residential	17,293	15,721	1,572	10
Commercial	13,563	13,105	458	3
Industrial	21,015	20,225	790	4
Governmental	1,170	1,167	3	—
Total retail	53,041	50,218	2,823	6
Sales for resale	4,282	1,219	3,063	251
Total	57,323	51,437	5,886	11

Entergy Wholesale Commodities:
Operating Revenues	$1,490	$1,147	$343	30
Billed Electric Energy Sales (GWh)	21,547	21,559	(12)	—

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

ANO Damage and Outage

See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident. The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was approximately $95 million as of June 30, 2014.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage. In February 2014 the APSC approved Entergy Arkansas’s request to exclude from the calculation of its revised energy cost rate $65.9 million of deferred fuel and purchased energy costs incurred in 2013 as a result of the ANO stator incident. The APSC authorized Entergy Arkansas to retain the $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident is available.

Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action.  Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO.  NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO.  Entergy has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy.  On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop. During 2014, Entergy Arkansas collected $33 million from NEIL and is pursuing additional recoveries due under the policy.

Shortly after the stator incident, the NRC deployed an augmented inspection team to review the plant's response. In July 2013 a second team of NRC inspectors visited ANO to evaluate certain items that were identified as requiring follow-up inspection to determine whether performance deficiencies existed.   In March 2014 the NRC issued an inspection report on the follow-up inspection that discussed two preliminary findings, one that was preliminarily determined to be “red with high safety significance” for Unit 1 and one that was preliminarily determined to be “yellow with substantial safety significance” for Unit 2, with the NRC indicating further that these preliminary findings may warrant additional regulatory oversight.  This report also noted that one additional item related to flood barrier effectiveness was still under review.

In May 2014 the NRC met with Entergy during a regulatory conference to discuss the preliminary red and yellow findings and Entergy's response to the findings.  During the regulatory conference, Entergy presented information on the facts and assumptions the NRC used to assess the potential findings. The NRC used the information provided by Entergy at the regulatory conference to finalize its decision regarding the inspection team’s findings. In a letter dated June 23, 2014, the NRC classified both findings as “yellow with substantial safety significance.” In an

Entergy Corporation and Subsidiaries
Notes to Financial Statements

assessment follow-up letter for ANO dated July 29, 2014, the NRC stated that given the two yellow findings, it determined that the performance at ANO is in the “degraded cornerstone column,” or column 3, of the NRC’s reactor oversight process action matrix beginning the first quarter 2014. The NRC plans to conduct supplemental inspection activity to review the actions taken to address the yellow findings. Corrective actions in response to the NRC’s findings have been taken and remain ongoing at ANO. Entergy will continue to interact with the NRC to address the NRC’s findings.

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  Entergy Mississippi completed the process of assessing the nature and extent of the damage to the unit and repairs are in progress. The current estimate of costs to return the unit to service is in the range of $45 million to $60 million.  This estimate may change as restorative activities occur.  The costs necessary to return the plant to service are expected to be incurred into late 2014.  Entergy Mississippi believes that the damage is covered by its property insurance policy, subject to a $20 million deductible. In December 2013, Entergy Mississippi made a filing with the MPSC requesting approval for Entergy Mississippi to defer and accumulate the costs incurred in connection with Baxter Wilson repair activities, net of applicable insurance proceeds, with such costs to be recoverable in a manner to be determined by the MPSC. In June 2014, Entergy Mississippi filed a rate case with the MPSC, which includes recovery of the costs associated with Baxter Wilson (Unit 1) repair activities, net of applicable insurance proceeds. The MPSC has not yet acted on this filing.

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

Regulatory Assets

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets in the Utility business presented on the balance sheets of Entergy and the Registrant Subsidiaries.  The following is an update to that discussion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fuel and purchased power cost recovery

Entergy Arkansas

In May 2014, Entergy Arkansas filed its annual redetermination of the production cost allocation rider to recover the $3 million unrecovered retail balance as of December 31, 2013 and the $68 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. In June 2014 the APSC suspended the annual redetermination of the production cost allocation rider and scheduled a hearing in September 2014.

Entergy Mississippi

Entergy Mississippi had a deferred fuel balance of $60.4 million as of March 31, 2014. In May 2014, Entergy Mississippi filed for an interim adjustment under its energy cost recovery rider. The interim adjustment proposed a net energy cost factor designed to collect over a six-month period the under-recovered deferred fuel balance as of March 31, 2014 and also reflects a natural gas price of $4.50 per MMBtu. In May 2014, Entergy Mississippi and the Public Utilities Staff entered into a joint stipulation in which Entergy Mississippi agreed to a revised net energy cost factor that reflected the proposed interim adjustment with a reduction in costs recovered through the energy cost recovery rider associated with the suspension of the DOE nuclear waste storage fee. In June 2014 the MPSC approved the joint stipulation and allowed Entergy Mississippi’s interim adjustment. The revised net energy cost factor will remain in effect through the end of 2014.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the LPSC

Retail Rates - Electric

(Entergy Gulf States Louisiana)

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Gulf States Louisiana in February 2013. Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Gulf States Louisiana submitted a compliance filing in May 2014 reflecting the effects of the estimated MISO cost recovery mechanism revenue requirement and adjustment of the additional capacity mechanism requiring a net increase of approximately $3.8 million in formula rate plan revenue to be implemented over nine months commencing with the first billing cycle of December 2014. Before rates are implemented in December 2014, an updated compliance filing will be made in November 2014 to further refine the estimated MISO cost recovery mechanism revenue requirement component of the May 2014 compliance filing to then-available actual data.

(Entergy Louisiana)

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Louisiana in February 2013. Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Louisiana submitted a compliance filing in May 2014 reflecting the effects of the $10 million agreed-upon increase in formula rate plan revenue, the estimated MISO cost recovery mechanism revenue requirement, and the adjustment of the additional capacity mechanism requiring a net increase of approximately $39 million in formula rate plan revenue to be implemented over nine months commencing with the first billing cycle of December 2014. Before rates are implemented in December 2014, an updated compliance filing will be made in November 2014 to further refine the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

estimated MISO cost recovery mechanism revenue requirement component of the May 2014 compliance filing to then-available actual data.

As discussed in the Form 10-K, the LPSC is conducting a prudence review of the Waterford 3 replacement steam generator project with regard to the following aspects of the project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.  In July 2014 the LPSC Staff filed testimony recommending potential project and replacement power cost disallowances of up $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana believes that the replacement steam generator costs were prudently incurred and applicable legal principles support their recovery in rates.  Entergy Louisiana will provide further documentation and explanation requested by the LPSC staff. Cross-answering testimony is due in August 2014 and rebuttal testimony is due in September 2014.  An evidentiary hearing is scheduled for December 2014.

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

Filings with the MPSC (Entergy Mississippi)

In June 2014, Entergy Mississippi filed its first general rate case before the MPSC in almost 12 years.  The rate filing lays out Entergy Mississippi’s plans for improving reliability, modernizing the grid, maintaining its workforce, stabilizing rates, utilizing new technologies, and attracting new industry to its service territory.  Entergy Mississippi requests a net increase in revenue of $49 million for bills rendered during calendar year 2015, including $30 million resulting from new depreciation rates to update the estimated service life of assets.  In addition, the filing proposes, among other things: 1) realigning cost recovery of the Attala and Hinds power plant acquisitions from the power management rider to base rates; 2) including certain MISO-related revenues and expenses in the power management rider; 3) power management rider changes that reflect the changes in costs and revenues that will accompany Entergy Mississippi’s withdrawal from participation in the System Agreement; and 4) a formula rate plan forward test year to allow for known changes in expenses and revenues for the rate effective period.  Entergy Mississippi proposes maintaining the current authorized return on common equity of 10.59%.  A hearing is scheduled for November 2014, and the procedural schedule calls for rates to be effective January 30, 2015.

Filings with the City Council (Entergy Louisiana)

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council. Entergy Louisiana requested a rate increase of $13 million over three years, including a 10.4% return on common equity and a formula rate plan mechanism identical to its LPSC request made in February 2013. In January 2014 the City Council advisors filed direct testimony recommending a rate increase of $5.56 million over three years, including an 8.13% return on common equity. In June 2014 the City Council unanimously approved a settlement that includes the following:

•	a $9.3 million base rate revenue increase to be phased in on a levelized basis over four years;

•	recovery of an additional $853 thousand annually through a MISO recovery rider; and

•
the adoption of a four-year formula rate plan requiring the filing of annual evaluation reports in May of each year, commencing May 2015, with resulting rates being implemented in October of each year. The formula rate plan includes a midpoint target authorized return on common equity of 9.95% with a +/- 40 basis point bandwidth.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The rate increase was effective with bills rendered on and after the first billing cycle of July 2014.

Filings with the PUCT (Entergy Texas)

2013 Rate Case

In September 2013, Entergy Texas filed a rate case requesting a $38.6 million base rate increase reflecting a 10.4% return on common equity based on an adjusted test year ending March 31, 2013.  The rate case also proposed (1) a rough production cost equalization adjustment rider recovering Entergy Texas’s payment to Entergy New Orleans to achieve rough production cost equalization based on calendar year 2012 production costs and (2) a rate case expense rider recovering the cost of the 2013 rate case and certain costs associated with previous rate cases. The rate case filing also included a request to reconcile $0.9 billion of fuel and purchased power costs and fuel revenues covering the period July 2011 through March 2013.  The fuel reconciliation also reflects special circumstances fuel cost recovery of approximately $22 million of purchased power capacity costs. In January 2014 the PUCT staff filed direct testimony recommending a retail rate reduction of $0.3 million and a 9.2% return on common equity. In March 2014, Entergy Texas filed an Agreed Motion for Interim Rates. The motion explained that the parties to this proceeding have agreed that Entergy Texas should be allowed to implement new rates reflecting an $18.5 million base rate increase, effective for usage on and after April 1, 2014, as well as recovery of charges for rough production cost equalization and rate case expenses. In March 2014 the State Office of Administrative Hearings, the body assigned to hear the case, approved the motion. In April 2014, Entergy Texas filed a unanimous stipulation in this case. Among other things, the stipulation provides for an $18.5 million base rate increase, recovery over three years of the calendar year 2012 rough production cost equalization charges and rate case expenses, and states a 9.8% return on common equity. In addition, the stipulation finalizes the fuel and purchased power reconciliation covering the period July 2011 through March 2013, with the parties stipulating an immaterial fuel disallowance. No special circumstances recovery of purchased power capacity costs was allowed. In April 2014 the State Office of Administrative Hearings remanded the case back to the PUCT for final processing. In May 2014 the PUCT approved the stipulation. No motions for rehearing were filed during the statutory rehearing period.

Entergy Gulf States Louisiana and Entergy Louisiana Business Combination Study

In June 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed a business combination study report with the LPSC. The report contains a preliminary analysis of the potential combination of Entergy Gulf States Louisiana and Entergy Louisiana into a single public utility. Though not a formal application, the report provides an overview of the combination and identifies its potential customer benefits. Although not part of the business combination, Entergy Louisiana provided notice to the City Council in June 2014 that it anticipates it will seek authorization to transfer to Entergy New Orleans the assets that currently support Entergy Louisiana’s customers in Algiers. Entergy Gulf States Louisiana and Entergy Louisiana will hold technical conferences and face-to-face meetings with LPSC staff, City Council advisors, and other stakeholders to discuss potential effects of the combination, solicit suggestions and concerns, and identify areas in which additional information might be needed. Entergy Gulf States Louisiana and Entergy Louisiana held a technical conference at the LPSC to discuss the business combination in July 2014 and scheduled a second technical conference to be held in August 2014.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceedings regarding the System Agreement, including the FERC’s October 2011 order and Entergy’s December 2011 compliance filing in response to that order.  In February 2014 the FERC issued a rehearing order addressing its October 2011 order. The FERC denied the LPSC’s request for rehearing on the issues of whether the bandwidth remedy should be made effective earlier than June 1, 2005, and whether refunds should be ordered for the 20-month refund effective period. The FERC granted the LPSC’s rehearing request on the issue of interest on the bandwidth payments/receipts for the June - December 2005 period, requiring that interest be accrued from June 1, 2006 until the date those bandwidth payments/receipts are made. In April 2014 the LPSC filed a petition for review of the FERC’s October 2011 and February 2014 orders with

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the U.S. Court of Appeals for the D.C. Circuit. Also in February 2014 the FERC issued an order rejecting the December 2011 compliance filing that calculated the bandwidth payments/receipts for the June - December 2005 period. The FERC order requires a new compliance filing that calculates the bandwidth payments/receipts for the June - December 2005 period based on monthly data for the seven individual months and that includes interest pursuant to the February 2014 rehearing order. Entergy has sought rehearing of the February 2014 orders with respect to the FERC’s determinations regarding interest.

In May 2014, Entergy filed with the FERC an updated compliance filing that provides the payments and receipts among the Utility operating companies pursuant to the FERC’s February 2014 orders.  The filing shows the following net payments and receipts, including interest, among the Utility operating companies:

Payments (Receipts)
(In Millions)
Entergy Arkansas	$68
Entergy Gulf States Louisiana	($10)
Entergy Louisiana	$—
Entergy Mississippi	($11)
Entergy New Orleans	$2
Entergy Texas	($49)

These payments were made in May 2014. The LPSC, City Council, and APSC have filed protests.

2008 Rate Filing Based on Calendar Year 2007 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In August 2014 the Fifth Circuit issued its opinion dismissing the LPSC petition for review of the FERC’s order.

Comprehensive Bandwidth Recalculation for 2007, 2008, and 2009 Rate Filing Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of this comprehensive bandwidth recalculation. In July 2014 the FERC issued four orders in connection with various Service Schedule MSS-3 rough production cost equalization formula compliance filings and rehearing requests. Specifically, the FERC accepted Entergy Services’ revised methodologies for calculating certain cost components of the formula and affirmed its prior ruling requiring interest on the true-up amounts. The FERC directed that a comprehensive recalculation of the formula be performed for the filing years 2007 and 2008 based on calendar years 2006 and 2007 production costs. The comprehensive recalculation is due to be filed with the FERC within 45 days of the orders, or on September 15, 2014 and the bandwidth payments associated with the recalculations are expected to be made in October 2014. Management is evaluating the effect of these orders on the 2009 rate filing proceeding.

2011 Rate Filing Based on Calendar Year 2010 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In March 2014 the Fifth Circuit rejected the LPSC’s petition for a writ of mandamus.

2014 Rate Filing Based on Calendar Year 2013 Production Costs

In May 2014, Entergy filed with the FERC the 2014 rates in accordance with the FERC’s orders in the System Agreement proceeding. The filing shows the following payments and receipts among the Utility operating companies for 2014, based on calendar year 2013 production costs, commencing for service in June 2014, are necessary to achieve rough production cost equalization under the FERC’s orders:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Payments (Receipts)
(In Millions)
Entergy Gulf States Louisiana	$—
Entergy Louisiana	$—
Entergy Mississippi	$—
Entergy New Orleans	($15)
Entergy Texas	$15

The LPSC protested the filing and the PUCT and City Council filed comments regarding the filing.

Storm Cost Recovery Filings with Retail Regulators

Entergy Gulf States Louisiana and Entergy Louisiana

As discussed in the Form 10-K, total restoration costs for the repair and replacement of electric facilities damaged by Hurricane Isaac were $73.8 million for Entergy Gulf States Louisiana and $247.7 million for Entergy Louisiana. In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana drew $65 million and $187 million, respectively, from their funded storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $71 million in bonds under Act 55 of the Louisiana Legislature.  From the $69 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $3 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $66 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana then immediately used the $66 million to acquire 662,426.80 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

In August 2014 the LCDA issued another $243.85 million in bonds under Act 55 of the Louisiana Legislature.  From the $240 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $13 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $227 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana then immediately used the $227 million to acquire 2,272,725.89 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana will not report the bonds on their balance sheets because the bonds are the obligation of the LCDA and there is no recourse against Entergy, Entergy Gulf States Louisiana, or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Gulf States Louisiana and Entergy Louisiana will collect a system restoration charge on behalf of the LURC, and remit the collections to the bond indenture trustee.  Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana will not report the collections as revenue because they are merely acting as the billing and collection agents for the state.

Entergy New Orleans

As discussed in the Form 10-K, total restoration costs for the repair and replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow account to partially offset these costs. In February 2014, Entergy New Orleans made a filing with the City Council seeking certification of the Hurricane Isaac costs. In July 2014 the City Council adopted a procedural schedule that provides for hearings on the merits in September 2015.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended June 30,
	2014			2013
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$189.4	179.4	$1.06	$163.7	178.2	$0.92
Average dilutive effect of:
Stock options		0.2	—		0.1	—
Other equity plans		0.4	(0.01)		0.3	—
Diluted earnings per share	$189.4	180.0	$1.05	$163.7	178.6	$0.92

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 5.2 million for the three months ended June 30, 2014 and approximately 8.9 million for the three months ended June 30, 2013.

	For the Six Months Ended June 30,
	2014			2013
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$590.6	179.1	$3.30	$325.1	178.1	$1.83
Average dilutive effect of:
Stock options		0.1	—		0.1	—
Other equity plans		0.3	(0.01)		0.3	(0.01)
Diluted earnings per share	$590.6	179.5	$3.29	$325.1	178.5	$1.82
The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 7.4 million for the six months ended June 30, 2014 and approximately 8.9 million for the six months ended June 30, 2013.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the six months ended June 30, 2014, Entergy Corporation issued 1,431,512 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  During the six months ended June 30, 2014, Entergy Corporation repurchased 248,190 shares of its common stock for a total purchase price of $18.3 million.

Retained Earnings

On July 25, 2014, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on September 2, 2014 to holders of record as of August 14, 2014.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2014 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, March 31, 2014	($68,023)	($300,919)	$360,245	$3,495	($5,202)
Other comprehensive income (loss) before reclassifications	(7,245)	—	40,807	320	33,882
Amounts reclassified from accumulated other comprehensive income (loss)	501	3,459	(1,572)	—	2,388
Net other comprehensive income (loss) for the period	(6,744)	3,459	39,235	320	36,270
Ending balance, June 30, 2014	($74,767)	($297,460)	$399,480	$3,815	$31,068

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2013 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, March 31, 2013	$3,930	($580,917)	$270,924	$2,405	($303,658)
Other comprehensive income (loss) before reclassifications	30,023	—	(7,176)	19	22,866
Amounts reclassified from accumulated other comprehensive income (loss)	(2,433)	9,779	(857)	—	6,489
Net other comprehensive income (loss) for the period	27,590	9,779	(8,033)	19	29,355
Ending balance, June 30, 2013	$31,520	($571,138)	$262,891	$2,424	($274,303)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2014 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, December 31, 2013	($81,777)	($288,223)	$337,256	$3,420	($29,324)
Other comprehensive income (loss) before reclassifications	(120,177)	—	65,530	395	(54,252)
Amounts reclassified from accumulated other comprehensive income (loss)	127,187	(9,237)	(3,306)	—	114,644
Net other comprehensive income (loss) for the period	7,010	(9,237)	62,224	395	60,392
Ending balance, June 30, 2014	($74,767)	($297,460)	$399,480	$3,815	$31,068

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2013 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, December 31, 2012	$79,905	($590,712)	$214,547	$3,177	($293,083)
Other comprehensive income (loss) before reclassifications	(47,538)	—	50,196	(753)	1,905
Amounts reclassified from accumulated other comprehensive income (loss)	(847)	19,574	(1,852)	—	16,875
Net other comprehensive income (loss) for the period	(48,385)	19,574	48,344	(753)	18,780
Ending balance, June 30, 2013	$31,520	($571,138)	$262,891	$2,424	($274,303)

The following table presents changes in accumulated other comprehensive loss for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended June 30, 2014:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance March 31, 2014	($28,080)	($9,937)
Amounts reclassified from accumulated other comprehensive income (loss)	137	(287)
Net other comprehensive income (loss) for the period	137	(287)
Ending balance, June 30, 2014	($27,943)	($10,224)

The following table presents changes in accumulated other comprehensive loss for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended June 30, 2013:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance March 31, 2013	($64,274)	($45,454)
Amounts reclassified from accumulated other comprehensive income	962	683
Net other comprehensive income for the period	962	683
Ending balance, June 30, 2013	($63,312)	($44,771)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive loss for Entergy Gulf States Louisiana and Entergy Louisiana for the six months ended June 30, 2014:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance, December 31, 2013	($28,202)	($9,635)
Amounts reclassified from accumulated other comprehensive income (loss)	259	(589)
Net other comprehensive income (loss) for the period	259	(589)
Ending balance, June 30, 2014	($27,943)	($10,224)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended June 30, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	($672)	Competitive business operating revenues
Interest rate swaps	(99)	Miscellaneous - net
Total realized loss on cash flow hedges	(771)
	270	Income taxes
Total realized loss on cash flow hedges (net of tax)	($501)

Pension and other postretirement liabilities
Amortization of prior-service costs	$5,075	(a)
Amortization of loss	(8,970)	(a)
Settlement loss	(1,386)	(a)
Total amortization	(5,281)
	1,822	Income taxes
Total amortization (net of tax)	($3,459)

Net unrealized investment gain (loss)
Realized gain	$3,083	Interest and investment income
	(1,511)	Income taxes
Total realized investment gain (net of tax)	$1,572

Total reclassifications for the period (net of tax)	($2,388)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended June 30, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$4,309	Competitive business operating revenues
Interest rate swaps	(399)	Miscellaneous - net
Total realized gain on cash flow hedges	3,910
	(1,477)	Income taxes
Total realized gain on cash flow hedges (net of tax)	$2,433

Pension and other postretirement liabilities
Amortization of prior-service costs	$2,383	(a)
Amortization of loss	(18,047)	(a)
Total amortization	(15,664)
	5,885	Income taxes
Total amortization (net of tax)	($9,779)

Net unrealized investment gain (loss)
Realized gain	$1,681	Interest and investment income
	(824)	Income taxes
Total realized investment gain (net of tax)	$857

Total reclassifications for the period (net of tax)	($6,489)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.
Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the six months ended June 30, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	($195,275)	Competitive business operating revenues
Interest rate swaps	(397)	Miscellaneous - net
Total realized loss on cash flow hedges	(195,672)
	68,485	Income taxes
Total realized loss on cash flow hedges (net of tax)	($127,187)

Pension and other postretirement liabilities
Amortization of prior-service costs	$10,153	(a)
Amortization of loss	(17,951)	(a)
Settlement loss	(2,548)	(a)
Total amortization	(10,346)
	19,583	Income taxes
Total amortization (net of tax)	$9,237

Net unrealized investment gain (loss)
Realized gain	$6,483	Interest and investment income
	(3,177)	Income taxes
Total realized investment gain (net of tax)	$3,306

Total reclassifications for the period (net of tax)	($114,644)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the six months ended June 30, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$2,192	Competitive business operating revenues
Interest rate swaps	(804)	Miscellaneous - net
Total realized gain on cash flow hedges	1,388
	(541)	Income taxes
Total realized gain on cash flow hedges (net of tax)	$847

Pension and other postretirement liabilities
Amortization of prior-service costs	$4,767	(a)
Amortization of loss	(36,095)	(a)
Total amortization	(31,328)
	11,754	Income taxes
Total amortization (net of tax)	($19,574)

Net unrealized investment gain (loss)
Realized gain	$3,631	Interest and investment income
	(1,779)	Income taxes
Total realized investment gain (net of tax)	$1,852

Total reclassifications for the period (net of tax)	($16,875)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended June 30, 2014 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service costs	$559	$845	(a)
Amortization of loss	(781)	(378)	(a)
Total amortization	(222)	467
	85	(180)	Income tax expense (benefit)
Total amortization (net of tax)	(137)	287

Total reclassifications for the period (net of tax)	($137)	$287

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended June 30, 2013 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service costs	$205	$62	(a)
Amortization of loss	(1,945)	(1,287)	(a)
Total amortization	(1,740)	(1,225)
	778	542	Income tax expense
Total amortization (net of tax)	(962)	(683)

Total reclassifications for the period (net of tax)	($962)	($683)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive loss (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the six months ended June 30, 2014 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service costs	$1,118	$1,689	(a)
Amortization of loss	(1,563)	(756)	(a)
Total amortization	(445)	933
	186	(344)	Income tax expense (benefit)
Total amortization (net of tax)	(259)	589

Total reclassifications for the period (net of tax)	($259)	$589

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing

Entergy Corporation and Subsidiaries
Notes to Financial Statements

capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2014 was 1.92% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2014.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$195	$8	$3,297

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At June 30, 2014, Entergy Corporation had $909 million of commercial paper outstanding.  The weighted-average interest rate for the six months ended June 30, 2014 was 0.91%.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2014 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2014
Entergy Arkansas	April 2015	$20 million (b)	1.65%	$—
Entergy Arkansas	March 2019	$150 million (c)	1.65%	$—
Entergy Gulf States Louisiana	March 2019	$150 million (d)	1.40%	$—
Entergy Louisiana	March 2019	$200 million (e)	1.40%	$—
Entergy Mississippi	May 2015	$37.5 million (f)	1.65%	$—
Entergy Mississippi	May 2015	$35 million (f)	1.65%	$—
Entergy Mississippi	May 2015	$20 million (f)	1.65%	$—
Entergy Mississippi	May 2015	$10 million (f)	1.65%	$—
Entergy New Orleans	November 2014	$25 million	1.90%	$—
Entergy Texas	March 2019	$150 million (g)	1.65%	$—

(a)	The interest rate is the rate as of June 30, 2014 that would most likely apply to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2014, $11 million in letters of credit were outstanding.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of June 30, 2014, $50 million in letters of credit were outstanding.

(e)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2014, $7.4 million in letters of credit were outstanding.

(f)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(g)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2014, $23.3 million in letters of credit were outstanding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The commitment fees on the credit facilities range from 0.125% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Mississippi and Entergy New Orleans each entered into an uncommitted letter of credit facility in 2013 as a means to post collateral to support its obligations related to MISO. As of June 30, 2014, a $9.6 million letter of credit was outstanding under Entergy Mississippi’s letter of credit facility and a $3.3 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility. As of June 30, 2014, the letter of credit fee on outstanding letters of credit under the Entergy Mississippi and Entergy New Orleans letter of credit facilities was 1.50%.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2015.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2014 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$11
Entergy Gulf States Louisiana	$200	$—
Entergy Louisiana	$250	$44
Entergy Mississippi	$175	$—
Entergy New Orleans	$100	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas,and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2015. Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2015. Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of June 30, 2014:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2014
		(Dollars in Millions)
Entergy Arkansas VIE	June 2016	$85	1.58%	$39.7
Entergy Gulf States Louisiana VIE	June 2016	$100	n/a	$—
Entergy Louisiana VIE	June 2016	$90	1.48%	$26.8
System Energy VIE	June 2016	$125	1.63%	$65.4

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of June 30, 2014 as follows:

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

Debt Issuances and Redemptions

(Entergy Arkansas)

In March 2014, Entergy Arkansas issued $375 million of 3.70% Series first mortgage bonds due June 2024. Entergy Arkansas used the proceeds to pay, prior to maturity, its $250 million term loan and to pay, prior to maturity, its $115 million of 5.0% Series first mortgage bonds due July 2018, and for general corporate purposes.

In July 2014 the Entergy Arkansas nuclear fuel trust variable interest entity issued $90 million of 3.65% Series L notes due July 2021. The Entergy Arkansas nuclear fuel trust variable interest entity used the proceeds to pay, at maturity, its $70 million of 5.69% Series I notes due July 2014 and to purchase additional nuclear fuel.

(Entergy Gulf States Louisiana)

In July 2014, Entergy Gulf States Louisiana issued $110 million of 3.78% Series first mortgage bonds due April 2025. Entergy Gulf States Louisiana used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.

(Entergy Louisiana)

In February 2014 the Entergy Louisiana nuclear fuel company variable interest entity issued $40 million of 3.92% Series H Notes due February 2021. The Entergy Louisiana nuclear fuel company variable interest entity used the proceeds to purchase additional nuclear fuel.

In June 2014, Entergy Louisiana issued $170 million of 5% Series first mortgage bonds due July 2044. Entergy Louisiana used the proceeds to pay in July 2014, prior to maturity, its $70 million of 6.4% Series first mortgage bonds due October 2034 and to pay in July 2014, prior to maturity, its $100 million of 6.3% Series first mortgage bonds due September 2035.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In July 2014, Entergy Louisiana issued $190 million of 3.78% Series first mortgage bonds due April 2025. Entergy Louisiana used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.

In July 2014 the Entergy Louisiana nuclear fuel company variable interest entity redeemed, at maturity, its $50 million of 5.69% Series E Notes.

(Entergy Mississippi)

In March 2014, Entergy Mississippi issued $100 million of 3.75% Series first mortgage bonds due July 2024. Entergy Mississippi used the proceeds to pay, prior to maturity, its $95 million of 4.95% Series first mortgage bonds due June 2018 and for general corporate purposes.

(Entergy Texas)

In May 2014, Entergy Texas issued $135 million of 5.625% Series first mortgage bonds due June 2064. Entergy Texas used the proceeds to pay, prior to maturity, a portion of its $150 million of 7.875% Series first mortgage bonds due June 2039 and for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2014 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$12,618,771	$12,852,390
Entergy Arkansas	$2,409,534	$2,251,140
Entergy Gulf States Louisiana	$1,512,784	$1,643,803
Entergy Louisiana	$3,402,216	$3,474,973
Entergy Mississippi	$1,058,775	$1,103,868
Entergy New Orleans	$225,902	$227,329
Entergy Texas	$1,507,817	$1,677,135
System Energy	$710,750	$682,562

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

Stock Options

Entergy granted 611,700 stock options during the first quarter 2014 with a weighted-average fair value of $8.71 per option.  At June 30, 2014, there are 8,895,078 stock options outstanding with a weighted-average exercise price of $81.10.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2014.  The aggregate intrinsic value of the stock options outstanding was $8.8 million as of June 30, 2014.

The following table includes financial information for stock options for the second quarters of 2014 and 2013:

	2014	2013
	(In Millions)
Compensation expense included in Entergy’s net income	$0.8	$0.9
Tax benefit recognized in Entergy’s net income	$0.3	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.1	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for stock options for the six months ended June 30, 2014 and 2013:

	2014	2013
	(In Millions)
Compensation expense included in Entergy’s net income	$2.1	$2.2
Tax benefit recognized in Entergy’s net income	$0.8	$0.9
Compensation cost capitalized as part of fixed assets and inventory	$0.3	$0.4

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

The following table includes financial information for other equity plans for the second quarters of 2014 and 2013:

	2014	2013
	(In Millions)
Compensation expense included in Entergy’s net income	$7.7	$5.9
Tax benefit recognized in Entergy’s net income	$3.0	$2.3
Compensation cost capitalized as part of fixed assets and inventory	$1.2	$1.1

The following table includes financial information for other equity plans for the six months ended June 30, 2014 and 2013:

	2014	2013
	(In Millions)
Compensation expense included in Entergy’s net income	$15.1	$11.8
Tax benefit recognized in Entergy’s net income	$5.9	$4.6
Compensation cost capitalized as part of fixed assets and inventory	$2.3	$1.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the second quarters of 2014 and 2013, included the following components:

	2014	2013
	(In Thousands)
Service cost - benefits earned during the period	$35,109	$44,051
Interest cost on projected benefit obligation	72,519	65,266
Expected return on assets	(90,366)	(81,748)
Amortization of prior service cost	400	567
Amortization of loss	36,274	54,951
Net pension costs	$53,936	$83,087

Entergy’s qualified pension cost, including amounts capitalized, for the six months ended June 30, 2014 and 2013, included the following components:

	2014	2013
	(In Thousands)
Service cost - benefits earned during the period	$70,218	$88,102
Interest cost on projected benefit obligation	145,038	130,532
Expected return on assets	(180,732)	(163,496)
Amortization of prior service cost	800	1,134
Amortization of loss	72,548	109,902
Net pension costs	$107,872	$166,174

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the second quarters of 2014 and 2013, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the six months ended June 30, 2014 and 2013, included the following components:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$10,046	$5,762	$7,092	$3,046	$1,332	$2,570	$2,892
Interest cost on projected
benefit obligation	29,768	14,556	18,934	8,636	4,082	8,874	6,780
Expected return on assets	(36,610)	(18,976)	(22,898)	(11,396)	(5,010)	(11,862)	(8,310)
Amortization of loss	17,978	7,962	12,262	4,708	2,898	4,678	4,750
Net pension cost	$21,182	$9,304	$15,390	$4,994	$3,302	$4,260	$6,112

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$12,742	$7,198	$8,668	$3,684	$1,664	$3,274	$3,672
Interest cost on projected
benefit obligation	27,100	13,314	17,288	7,860	3,698	8,110	6,032
Expected return on assets	(33,434)	(17,468)	(20,908)	(10,558)	(4,540)	(11,132)	(8,598)
Amortization of prior service
cost	12	4	42	4	—	4	6
Amortization of loss	25,087	11,867	17,454	6,688	4,022	6,746	4,858
Net pension cost	$31,507	$14,915	$22,544	$7,678	$4,844	$7,002	$5,970

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Net Pension Cost

Entergy recognized $9.1 million and $5.5 million in pension cost for its non-qualified pension plans in the second quarters of 2014 and 2013, respectively. Reflected in the pension cost for non-qualified pension plans in the second quarter 2014 is a $4.8 million settlement charge recognized in June 2014 related to the payment of lump sum benefits out of the plan. Entergy recognized $19.1 million and $10.9 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2014 and 2013, respectively. Reflected in the pension costs for non-qualified pension plans for the six months ended June 30, 2014 is a $10.2 million settlement charge recognized in March and June 2014 related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the second quarters of 2014 and 2013:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost second quarter 2014	$119	$33	$1	$48	$24	$119
Non-qualified pension cost second quarter 2013	$102	$37	$3	$46	$22	$148

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the six months ended June 30, 2014 and 2013:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost six months ended June 30, 2014	$280	$66	$2	$96	$47	$244
Non-qualified pension cost six months ended June 30, 2013	$205	$75	$6	$93	$45	$297

Reflected in Entergy Arkansas’s non-qualified pension costs in the second quarter 2014 is $11 thousand in settlement charges recognized in June 2014 related to the payment of lump sum benefits out of the plan. Reflected in Entergy Arkansas’s and Entergy Texas’s non-qualified pension costs for the six months ended June 30, 2014 are $62 thousand and $6 thousand, respectively, in settlement charges recognized in March and June 2014 related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the second quarters of 2014 and 2013, included the following components:

	2014	2013
	(In Thousands)
Service cost - benefits earned during the period	$10,873	$18,917
Interest cost on accumulated postretirement benefit obligation (APBO)	17,960	19,766
Expected return on assets	(11,197)	(9,950)
Amortization of prior service credit	(7,898)	(3,334)
Amortization of loss	2,786	11,304
Net other postretirement benefit cost	$12,524	$36,703

Entergy’s other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2014 and 2013, included the following components:

	2014	2013
	(In Thousands)
Service cost - benefits earned during the period	$21,746	$37,834
Interest cost on accumulated postretirement benefit obligation (APBO)	35,920	39,532
Expected return on assets	(22,394)	(19,900)
Amortization of prior service credit	(15,796)	(6,668)
Amortization of loss	5,572	22,608
Net other postretirement benefit cost	$25,048	$73,406

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the second quarters of 2014 and 2013, included the following components:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,489	$1,224	$1,130	$475	$217	$595	$515
Interest cost on APBO	3,065	2,095	2,066	914	701	1,413	653
Expected return on assets	(4,784)	—	—	(1,443)	(1,119)	(2,590)	(932)
Amortization of prior service
credit	(610)	(559)	(844)	(229)	(177)	(325)	(206)
Amortization of loss	317	303	378	37	14	200	111
Net other postretirement
benefit cost	($523)	$3,063	$2,730	($246)	($364)	($707)	$141

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,414	$2,001	$2,172	$819	$447	$950	$907
Interest cost on APBO	3,360	2,226	2,349	1,074	785	1,515	729
Expected return on assets	(4,149)	—	—	(1,317)	(1,014)	(2,321)	(825)
Amortization of prior service
cost/(credit)	(133)	(206)	(62)	(35)	10	(107)	(16)
Amortization of loss	2,042	1,173	1,286	663	397	975	479
Net other postretirement
benefit cost	$3,534	$5,194	$5,745	$1,204	$625	$1,012	$1,274

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the six months ended June 30, 2014 and 2013, included the following components:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,978	$2,448	$2,260	$950	$434	$1,190	$1,030
Interest cost on APBO	6,130	4,190	4,132	1,828	1,402	2,826	1,306
Expected return on assets	(9,568)	—	—	(2,886)	(2,238)	(5,180)	(1,864)
Amortization of prior service
credit	(1,220)	(1,118)	(1,688)	(458)	(354)	(650)	(412)
Amortization of loss	634	606	756	74	28	400	222
Net other postretirement
benefit cost	($1,046)	$6,126	$5,460	($492)	($728)	($1,414)	$282

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,828	$4,002	$4,344	$1,638	$894	$1,900	$1,814
Interest cost on APBO	6,720	4,452	4,698	2,148	1,570	3,030	1,458
Expected return on assets	(8,298)	—	—	(2,634)	(2,028)	(4,642)	(1,650)
Amortization of prior service
cost/(credit)	(266)	(412)	(124)	(70)	20	(214)	(32)
Amortization of loss	4,083	2,347	2,573	1,325	793	1,951	958
Net other postretirement
benefit cost	$7,067	$10,389	$11,491	$2,407	$1,249	$2,025	$2,548

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the second quarters of 2014 and 2013:

2014	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($389)	$5,570	($106)	$5,075
Amortization of loss	(6,734)	(1,673)	(563)	(8,970)
Settlement loss	—	—	(1,386)	(1,386)
	($7,123)	$3,897	($2,055)	($5,281)
Entergy Gulf States Louisiana
Amortization of prior service cost	$—	$559	$—	$559
Amortization of loss	(477)	(303)	(1)	(781)
	($477)	$256	($1)	($222)
Entergy Louisiana
Amortization of prior service cost	$—	$845	$—	$845
Amortization of loss	—	(378)	—	(378)
	$—	$467	$—	$467

2013	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($503)	$3,007	($121)	$2,383
Amortization of loss	(11,845)	(5,485)	(717)	(18,047)
	($12,348)	($2,478)	($838)	($15,664)
Entergy Gulf States Louisiana
Amortization of prior service cost	($1)	$206	$—	$205
Amortization of loss	(771)	(1,172)	(2)	(1,945)
	($772)	($966)	($2)	($1,740)
Entergy Louisiana
Amortization of prior service cost	$—	$62	$—	$62
Amortization of loss	—	(1,287)	—	(1,287)
	$—	($1,225)	$—	($1,225)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the six months ended June 30, 2014 and 2013:

2014	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($778)	$11,141	($210)	$10,153
Amortization of loss	(13,468)	(3,346)	(1,137)	(17,951)
Settlement loss	—	—	(2,548)	(2,548)
	($14,246)	$7,795	($3,895)	($10,346)
Entergy Gulf States Louisiana
Amortization of prior service cost	$—	$1,118	$—	$1,118
Amortization of loss	(955)	(606)	(2)	(1,563)
	($955)	$512	($2)	($445)
Entergy Louisiana
Amortization of prior service cost	$—	$1,689	$—	$1,689
Amortization of loss	—	(756)	—	(756)
	$—	$933	$—	$933

2013	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($1,005)	$6,014	($242)	$4,767
Amortization of loss	(23,690)	(10,971)	(1,434)	(36,095)
	($24,695)	($4,957)	($1,676)	($31,328)
Entergy Gulf States Louisiana
Amortization of prior service cost	($1)	$412	$—	$411
Amortization of loss	(1,542)	(2,346)	(4)	(3,892)
	($1,543)	($1,934)	($4)	($3,481)
Entergy Louisiana
Amortization of prior service cost	$—	$124	$—	$124
Amortization of loss	—	(2,574)	—	(2,574)
	$—	($2,450)	$—	($2,450)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $400 million to its qualified pension plans in 2014.  As of June 30, 2014, Entergy had contributed $138.1 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2014:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2014 pension contributions	$93,999	$31,119	$53,047	$21,540	$10,495	$18,302	$21,388
Pension contributions made through June 2014	$32,746	$10,377	$18,882	$7,504	$3,641	$5,889	$7,300
Remaining estimated pension contributions to be made in 2014	$61,253	$20,742	$34,165	$14,036	$6,854	$12,413	$14,088

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of June 30, 2014 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the second quarters of 2014 and 2013 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2014
Operating revenues	$2,409,396	$577,891	$726	$8,637	$2,996,650
Income taxes (benefit)	$122,884	$19,597	($13,738)	$—	$128,743
Consolidated net income (loss)	$212,134	$26,463	($17,614)	($26,702)	$194,281
2013
Operating revenues	$2,212,336	$533,523	$987	($8,638)	$2,738,208
Income taxes (benefit)	$98,926	($14,567)	($11,246)	$—	$73,113
Consolidated net income (loss)	$200,555	$11,531	($17,636)	($26,395)	$168,055

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the six months ended June 30, 2014 and 2013 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2014
Operating revenues	$4,714,100	$1,490,013	$1,487	($107)	$6,205,493
Income taxes (benefit)	$237,947	$138,474	($30,712)	$—	$345,709
Consolidated net income (loss)	$417,574	$268,933	($33,076)	($53,097)	$600,334
2013
Operating revenues	$4,215,777	$1,147,256	$1,987	($17,938)	$5,347,082
Income taxes (benefit)	$170,001	$42,368	($22,721)	$—	$189,648
Consolidated net income (loss)	$328,391	$93,646	($34,208)	($52,791)	$335,038

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

Entergy enters into derivatives only to manage natural risks inherent in its physical or financial assets or liabilities.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at June 30, 2014 is approximately 2.5 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 77% for the remainder of 2014, of which approximately 60% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2014 is 20 TWh.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of June 30, 2014 is 24,853,000 MMBtu for Entergy, 10,200,000 MMBtu for Entergy Gulf States Louisiana, 10,150,000 MMBtu for Entergy Louisiana, 4,190,000 MMBtu for Entergy Mississippi, and 313,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

During the second quarter 2014, Entergy participated in the annual FTR auction process for the MISO planning year of June 1, 2014 through May 31, 2015. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of June 30, 2014 is 105,297 GWh for Entergy, including 22,736 GWh for Entergy Arkansas, 22,966 GWh for Entergy Gulf States Louisiana, 25,061 GWh for Entergy Louisiana, 13,053 GWh for Entergy Mississippi, 8,078 GWh for Entergy New Orleans, and 13,264 GWh for Entergy Texas. Credit support for FTRs held by the Utility operating companies is covered by cash or letters of credit issued by each Utility operating company as required by MISO. Credit

Entergy Corporation and Subsidiaries
Notes to Financial Statements

support for FTRs held by Entergy Wholesale Commodities is covered by cash. As of June 30, 2014, no cash collateral was required to be posted.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2014 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$100	($93)	$7	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$21	($5)	$16	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$170	($113)	$57	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$45	($7)	$38	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$81	($71)	$10	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$2	$1	$3	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$3	$—	$3	Utility
FTRs	Prepayments and other	$163	($19)	$144	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$75	($48)	$27	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$2	$—	$2	Entergy Wholesale Commodities

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets

(d)	Excludes cash collateral in the amounts of $13 million posted as of June 30, 2014 and $47 million posted and $4 million held as of December 31, 2013, respectively

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended June 30, 2014 and 2013 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income
	(In Millions)		(In Millions)
2014
Electricity swaps and options	($11)	Competitive businesses operating revenues	$—

2013
Electricity swaps and options	$54	Competitive businesses operating revenues	$4

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the six months ended June 30, 2014 and 2013 are as follows:

Instrument	Amount of loss recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from AOCI into income
	(In Millions)		(In Millions)
2014
Electricity swaps and options	($185)	Competitive businesses operating revenues	($195)

2013
Electricity swaps and options	($74)	Competitive businesses operating revenues	$2

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Unrealized gains or losses recorded in other comprehensive income result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized. Gains realized on the maturity of cash flow hedges for the three months ended June 30, 2014 were insignificant. Gains totaling approximately $4 million were realized on the maturity of cash flow hedges, before taxes of $2 million, for the three months ended June 30, 2013. Gains (losses) totaling approximately ($195) million and $2 million were realized on the maturity of cash flow hedges, before taxes (benefit) of ($68) million and $1 million, for the six months ended June 30, 2014 and 2013, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended June 30, 2014 and 2013 was $0.8 million and $0.8 million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the six months ended June 30, 2014 and 2013 was $1.8 million and ($0.5) million, respectively. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues.

Based on market prices as of June 30, 2014, unrealized losses recorded in AOCI on cash flow hedges relating to power sales totaled ($108) million of net unrealized losses.  Approximately ($76) million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of June 30, 2014, derivative contracts with ten counterparties were in a liability position (approximately $93 million total). In addition to the corporate guarantee, $13 million in cash collateral was required to be posted. As of June 30, 2013, derivative contracts with four counterparties were in a liability position (approximately $10 million total), but were significantly below the amount of the guarantee provided under the contract and no cash collateral was required. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

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

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2014 and 2013 is as follows:

Instrument	Amount of loss recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2014
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$4
FTRs	—	Purchased power expense	(b)	$89
Electricity swaps and options de-designated as hedged items	($14)	Competitive business operating revenues		$4

2013
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$29
Electricity swaps and options de-designated as hedged items	($1)	Competitive business operating revenues		($9)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2014 and 2013 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2014
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$21
FTRs	—	Purchased power expense	(b)	$135
Electricity swaps and options de-designated as hedged items	$7	Competitive business operating revenues		$25

2013
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$9
Electricity swaps and options de-designated as hedged items	$—	Competitive business operating revenues		($10)

(a)
Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

(b)
Due to regulatory treatment, the changes in the estimated fair value of FTRs are recorded through purchased power expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the FTRs are settled are recovered or refunded through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of June 30, 2014 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
Natural gas swaps	Gas hedge contracts	$1.2	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$1.5	Entergy Louisiana
Natural gas swaps	Prepayments and other	$0.6	Entergy Mississippi

FTRs	Prepayments and other	$3.0	Entergy Arkansas
FTRs	Prepayments and other	$47.2	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$23.6	Entergy Louisiana
FTRs	Prepayments and other	$12.7	Entergy Mississippi
FTRs	Prepayments and other	$8.5	Entergy New Orleans
FTRs	Prepayments and other	$47.8	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2013 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
Natural gas swaps	Gas hedge contracts	$2.2	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$2.9	Entergy Louisiana
Natural gas swaps	Prepayments and other	$0.7	Entergy Mississippi
Natural gas swaps	Prepayments and other	$0.1	Entergy New Orleans

FTRs	Prepayments and other	$6.7	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$5.7	Entergy Louisiana
FTRs	Prepayments and other	$1.0	Entergy Mississippi
FTRs	Prepayments and other	$2.0	Entergy New Orleans
FTRs	Prepayments and other	$18.4	Entergy Texas

(a)	No cash collateral was required to be posted as of June 30, 2014 and December 31, 2013, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2014 and 2013 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement	Registrant
		(In Millions)
2014
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$1.4	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.2	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.6	Entergy Mississippi

FTRs	Purchased power expense	$6.7	Entergy Arkansas
FTRs	Purchased power expense	$26.1	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$12.4	Entergy Louisiana
FTRs	Purchased power expense	$4.5	Entergy Mississippi
FTRs	Purchased power expense	$3.3	Entergy New Orleans
FTRs	Purchased power expense	$33.4	Entergy Texas

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$9.0	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$12.2	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$7.9	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2014 and 2013 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement	Registrant
		(In Millions)
2014
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$8.2	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$10.2	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.2	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.7	Entergy New Orleans

FTRs	Purchased power expense	$11.8	Entergy Arkansas
FTRs	Purchased power expense	$35.1	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$20.4	Entergy Louisiana
FTRs	Purchased power expense	$12.3	Entergy Mississippi
FTRs	Purchased power expense	$6.3	Entergy New Orleans
FTRs	Purchased power expense	$46.2	Entergy Texas

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.8	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.9	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.5	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	Entergy New Orleans

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

On a daily basis, Entergy Wholesale Commodities Risk Control Group calculates the mark-to-market for electricity swaps and options.  Entergy Wholesale Commodities Risk Control Group also validates forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available, and uses multiple sources of market implied volatilities.  Moreover, on at least a monthly basis, the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’s portfolio.  In particular, the credit, liquidity, and financial metrics impacts are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

The values of FTRs are based on unobservable inputs, including estimates of future congestion costs in MISO between applicable generation and load pricing nodes based on prices published by MISO.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control Group for the unregulated business and by the System Planning and Operations Risk Control Group for the Utility operating companies.  Entergy’s Accounting Policy group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The System Planning and Operations Risk Control Group reports to the Vice President, Treasury.  The Accounting Policy group reports to the Vice President, Accounting Policy and External Reporting.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$501	$—		$—	$501
Decommissioning trust funds (a):
Equity securities	426	2,767	(b)	—	3,193
Debt securities	837	1,135		—	1,972
Power contracts	—	—		36	36
Securitization recovery trust account	39	—		—	39
Escrow accounts	90	—		—	90
Gas hedge contracts	3	—		—	3
FTRs	—	—		144	144
	$1,896	$3,902		$180	$5,978
Liabilities:
Power contracts	$—	$—		$124	$124

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$609	$—		$—	$609
Decommissioning trust funds (a):
Equity securities	472	2,601	(b)	—	3,073
Debt securities	783	1,047		—	1,830
Power contracts	—	—		74	74
Securitization recovery trust account	46	—		—	46
Escrow accounts	115	—		—	115
Gas hedge contracts	6	—		—	6
FTRs	—	—		34	34
	$2,031	$3,648		$108	$5,787
Liabilities:
Power contracts	$—	$—		$207	$207

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2014 and 2013:

	2014	2013
	(In Millions)
Balance as of April 1,	($61)	$52
Realized losses included in earnings	(28)	(8)
Unrealized gains (losses) included in earnings	35	(2)
Unrealized gains included in OCI	2	45
Unrealized gains included as a regulatory liability/asset	85	—
Issuances of FTRs	121	—
Purchases	3	—
Settlements	(101)	(4)
Balance as of June 30,	$56	$83

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2014 and 2013:

	2014	2013
	(In Millions)
Balance as of January 1,	($98)	$178
Realized losses included in earnings	(59)	(22)
Unrealized gains included in earnings	88	3
Unrealized losses included in OCI	(220)	(74)
Unrealized gains included as a regulatory liability/asset	122	—
Issuances of FTRs	121	—
Purchases	8	—
Settlements	94	(2)
Balance as of June 30,	$56	$83

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification, as of June 30, 2014:

Transaction Type	Fair Value as of June 30, 2014	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Electricity swaps	($71)	Unit contingent discount	+/-	3%	($2)
Electricity options	($17)	Implied volatility	+/-	101%	$28

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$2.7	$478.3	(b)	$—	$481.0
Debt securities	51.8	213.4		—	265.2
Securitization recovery trust account	4.3	—		—	4.3
Escrow accounts	12.2	—		—	12.2
FTRs	—	—		3.0	3.0
	$71.0	$691.7		$3.0	$765.7

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$122.8	$—		$—	$122.8
Decommissioning trust funds (a):
Equity securities	13.6	449.7	(b)	—	463.3
Debt securities	58.6	189.0		—	247.6
Securitization recovery trust account	3.8	—		—	3.8
Escrow accounts	26.0	—		—	26.0
	$224.8	$638.7		$—	$863.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$30.1	$—		$—	$30.1
Decommissioning trust funds (a):
Equity securities	13.1	365.6	(b)	—	378.7
Debt securities	76.0	152.9		—	228.9
Escrow accounts	21.5	—		—	21.5
Gas hedge contracts	1.2	—		—	1.2
FTRs	—	—		47.2	47.2
	$141.9	$518.5		$47.2	$707.6

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$13.8	$—		$—	$13.8
Decommissioning trust funds (a):
Equity securities	27.6	343.2	(b)	—	370.8
Debt securities	71.7	131.2		—	202.9
Escrow accounts	21.5	—		—	21.5
Gas hedge contracts	2.2	—		—	2.2
FTRs	—	—		6.7	6.7
	$136.8	$474.4		$6.7	$617.9

Entergy Louisiana

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2.6	$—		$—	$2.6
Decommissioning trust funds (a):
Equity securities	6.5	223.5	(b)	—	230.0
Debt securities	65.3	71.3		—	136.6
Securitization recovery trust account	3.4	—		—	3.4
Gas hedge contracts	1.5	—		—	1.5
FTRs	—	—		23.6	23.6
	$79.3	$294.8		$23.6	$397.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$123.6	$—		$—	$123.6
Decommissioning trust funds (a):
Equity securities	13.5	210.7	(b)	—	224.2
Debt securities	61.7	61.4		—	123.1
Securitization recovery trust account	4.5	—		—	4.5
Gas hedge contacts	2.9	—		—	2.9
FTRs	—	—		5.7	5.7
	$206.2	$272.1		$5.7	$484.0

Entergy Mississippi

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$15.7	$—	$—	$15.7
Escrow accounts	41.8	—	—	41.8
Gas hedge contracts	0.6	—	—	0.6
FTRs	—	—	12.7	12.7
	$58.1	$—	$12.7	$70.8

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$51.8	$—	$—	$51.8
Gas hedge contracts	0.7	—	—	0.7
FTRs	—	—	1.0	1.0
	$52.5	$—	$1.0	$53.5

Entergy New Orleans

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$15.6	$—	$—	$15.6
Escrow accounts	14.1	—	—	14.1
FTRs	—	—	8.5	8.5
	$29.7	$—	$8.5	$38.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$33.2	$—	$—	$33.2
Escrow accounts	10.5	—	—	10.5
Gas hedge contracts	0.1	—	—	0.1
FTRs	—	—	2.0	2.0
	$43.8	$—	$2.0	$45.8

Entergy Texas

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$10.8	$—	$—	$10.8
Securitization recovery trust account	31.2	—	—	31.2
FTRs	—	—	47.8	47.8
	$42.0	$—	$47.8	$89.8

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$44.1	$—	$—	$44.1
Securitization recovery trust account	37.5	—	—	37.5
FTRs	—	—	18.4	18.4
	$81.6	$—	$18.4	$100.0

System Energy

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$84.2	$—		$—	$84.2
Decommissioning trust funds (a):
Equity securities	1.5	402.1	(b)	—	403.6
Debt securities	181.1	60.5		—	241.6
	$266.8	$462.6		$—	$729.4

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$64.6	$—		$—	$64.6
Decommissioning trust funds (a):
Equity securities	2.2	377.8	(b)	—	380.0
Debt securities	152.9	71.0		—	223.9
	$219.7	$448.8		$—	$668.5

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

(b)	Commingled equity funds may be redeemed bi-monthly.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2014.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of April 1,	$2.7	$5.4	$3.0	$4.8	$1.0	$7.4
Issuances of FTRs	4.2	37.3	21.5	15.2	8.3	33.2
Unrealized gains (losses) included as a regulatory liability/asset	2.8	30.6	11.5	(2.8)	2.5	40.6
Settlements	(6.7)	(26.1)	(12.4)	(4.5)	(3.3)	(33.4)
Balance as of June 30,	$3.0	$47.2	$23.6	$12.7	$8.5	$47.8

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2014.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1,	$—	$6.7	$5.7	$1.0	$2.0	$18.4
Issuances of FTRs	4.2	37.3	21.5	15.2	8.3	33.2
Unrealized gains included as a regulatory liability/asset	10.6	38.3	16.8	8.8	4.5	42.4
Settlements	(11.8)	(35.1)	(20.4)	(12.3)	(6.3)	(46.2)
Balance as of June 30,	$3.0	$47.2	$23.6	$12.7	$8.5	$47.8

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

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the nonregulated portion of River Bend,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available-for-sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of June 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$3,193	$1,409	$1
Debt Securities	1,972	67	8
Total	$5,165	$1,476	$9

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$3,073	$1,260	$—
Debt Securities	1,830	47	29
Total	$4,903	$1,307	$29

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $365 million and $329 million as of June 30, 2014 and December 31, 2013, respectively.  The amortized cost of debt securities was $1,921 million as of June 30, 2014 and $1,843 million as of December 31, 2013.  As of June 30, 2014, the debt securities have an average coupon rate of approximately 3.33%, an average duration of approximately 5.41 years, and an average maturity of approximately 7.93 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$7	$1	$171	$1
More than 12 months	—	—	242	7
Total	$7	$1	$413	$8

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$892	$24
More than 12 months	—	—	60	5
Total	$—	$—	$952	$29
The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$91	$83
1 year - 5 years	812	752
5 years - 10 years	612	620
10 years - 15 years	169	169
15 years - 20 years	60	52
20 years+	228	154
Total	$1,972	$1,830

During the three months ended June 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $445 million and $382 million, respectively.  During the three months ended June 30, 2014 and 2013, gross gains of $6 million and $16 million, respectively, and gross losses of $1 million and $1 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $982 million and $780 million, respectively.  During the six months ended June 30, 2014 and 2013, gross gains of $12 million and $22 million, respectively, and gross losses of $3 million and $3 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$481.0	$238.4	$—
Debt Securities	265.2	6.5	1.5
Total	$746.2	$244.9	$1.5

2013
Equity Securities	$463.3	$214.0	$—
Debt Securities	247.6	5.3	5.2
Total	$710.9	$219.3	$5.2

The amortized cost of debt securities was $260.2 million as of June 30, 2014 and $248.9 million as of December 31, 2013.  As of June 30, 2014, the debt securities have an average coupon rate of approximately 2.68%, an average duration of approximately 4.83 years, and an average maturity of approximately 5.52 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$30.9	$0.1
More than 12 months	—	—	54.2	1.4
Total	$—	$—	$85.1	$1.5

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$153.2	$4.8
More than 12 months	—	—	6.9	0.4
Total	$—	$—	$160.1	$5.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$5.6	$8.1
1 year - 5 years	131.1	110.9
5 years - 10 years	116.4	118.0
10 years - 15 years	3.3	3.9
15 years - 20 years	1.0	0.9
20 years+	7.8	5.8
Total	$265.2	$247.6

During the three months ended June 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $25 million and $87 million, respectively.  During the three months ended June 30, 2014 and 2013, gross gains of $0.3 million and $7.3 million, respectively, and gross losses of $0.1 million and $0.01 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $70.3 million and $143.1 million, respectively.  During the six months ended June 30, 2014 and 2013, gross gains of $0.4 million and $8.7 million, respectively, and gross losses of $0.3 million and $0.1 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$378.7	$161.1	$—
Debt Securities	228.9	10.7	0.9
Total	$607.6	$171.8	$0.9

2013
Equity Securities	$370.8	$141.8	$—
Debt Securities	202.9	7.4	3.5
Total	$573.7	$149.2	$3.5

The amortized cost of debt securities was $222.8 million as of June 30, 2014 and $199.1 million as of December 31, 2013.  As of June 30, 2014, the debt securities have an average coupon rate of approximately 4.46%, an average duration of approximately 5.81 years, and an average maturity of approximately 9.46 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$8.2	$—
More than 12 months	—	—	30.7	0.9
Total	$—	$—	$38.9	$0.9

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$91.9	$3.1
More than 12 months	—	—	4.6	0.4
Total	$—	$—	$96.5	$3.5

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$5.9	$7.9
1 year - 5 years	53.2	51.2
5 years - 10 years	83.6	75.5
10 years - 15 years	55.8	55.8
15 years - 20 years	6.0	4.6
20 years+	24.4	7.9
Total	$228.9	$202.9

During the three months ended June 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $45.1 million and $23.4 million, respectively.  During the three months ended June 30, 2014 and 2013, gross gains of $0.5 million and $5.2 million, respectively, and gross losses of $0.1 million and $0.01 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $75.4 million and $46.7 million, respectively.  During the six months ended June 30, 2014 and 2013, gross gains of $0.7 million and $6.3 million, respectively, and gross losses of $0.2 million and $0.01 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$230.0	$107.5	$—
Debt Securities	136.6	6.0	0.7
Total	$366.6	$113.5	$0.7

2013
Equity Securities	$224.2	$96.1	$—
Debt Securities	123.1	4.7	1.9
Total	$347.3	$100.8	$1.9

The amortized cost of debt securities was $131.5 million as of June 30, 2014 and $120.6 million as of December 31, 2013.  As of June 30, 2014, the debt securities have an average coupon rate of approximately 3.09%, an average duration of approximately 5.06 years, and an average maturity of approximately 7.98 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$7.2	$—
More than 12 months	—	—	21.2	0.7
Total	$—	$—	$28.4	$0.7

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$38.3	$1.7
More than 12 months	—	—	1.7	0.2
Total	$—	$—	$40.0	$1.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$7.8	$14.8
1 year - 5 years	54.4	41.9
5 years - 10 years	42.5	37.0
10 years - 15 years	6.7	6.6
15 years - 20 years	7.8	6.2
20 years+	17.4	16.6
Total	$136.6	$123.1

During the three months ended June 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $11.6 million and $5.9 million, respectively.  During the three months ended June 30, 2014 and 2013, gross gains of $0.05 million and $0.01 million, respectively, and gross losses of $0.2 thousand and $0.01 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $29.7 million and $9.5 million, respectively.  During the six months ended June 30, 2014 and 2013, gross gains of $0.2 million and $0.05 million, respectively, and gross losses of $4.1 thousand and $0.02 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$403.6	$171.4	$—
Debt Securities	241.6	5.0	0.3
Total	$645.2	$176.4	$0.3

2013
Equity Securities	$380.0	$150.8	$—
Debt Securities	223.9	3.5	1.8
Total	$603.9	$154.3	$1.8

The amortized cost of debt securities was $236.8 million as of June 30, 2014 and $223.4 million as of December 31, 2013.  As of June 30, 2014, the debt securities have an average coupon rate of approximately 2.16%, an average duration of approximately 4.33 years, and an average maturity of approximately 5.93 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$28.1	$—
More than 12 months	—	—	14.7	0.3
Total	$—	$—	$42.8	$0.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$121.7	$1.7
More than 12 months	—	—	0.9	0.1
Total	$—	$—	$122.6	$1.8

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$17.7	$5.5
1 year - 5 years	152.3	144.9
5 years - 10 years	44.7	44.3
10 years - 15 years	1.3	9.3
15 years - 20 years	3.5	1.6
20 years+	22.1	18.3
Total	$241.6	$223.9

During the three months ended June 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $101.3 million and $65.6 million, respectively.  During the three months ended June 30, 2014 and 2013, gross gains of $0.4 million and $0.8 million, respectively, and gross losses of $0.1 million and $0.3 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $231.6 million and $91.2 million, respectively.  During the six months ended June 30, 2014 and 2013, gross gains of $1.4 million and $0.8 million, respectively, and gross losses of $0.3 million and $0.4 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and six months ended June 30, 2014 and 2013.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three and six months ended June 30, 2014 and 2013, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Litigation”, “Income Tax Audits”, and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy.  Following is an update to that disclosure.

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

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2014 are $146.6 million for Entergy, $54.0 million for Entergy Arkansas, $24.2 million for Entergy Gulf States Louisiana, $19.4 million for Entergy Louisiana, $0.7 million for Entergy Mississippi, $0.3 million for Entergy New Orleans, $7.4 million for Entergy Texas, and $10.4 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2013 are $166 million for Entergy, $61.9 million for Entergy Arkansas, $13.1 million for Entergy Gulf States Louisiana, $31.1 million for Entergy Louisiana, $2.8 million for Entergy Mississippi, $1.7 million for Entergy New Orleans, $10.9 million for Entergy Texas, and $6.7 million for System Energy.

Impairment of Long-Lived Assets

See “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K for a discussion of the periodic reviews that Entergy performs whenever events or changes in circumstances indicate that the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $22.7 million and $18.5 million in the six months ended June 30, 2014 and 2013, respectively. System Energy made payments on its lease, including interest, of $51.6 million and $46.8 million in the six months ended June 30, 2014 and 2013, respectively.

NOTE 13.  ASSET RETIREMENT OBLIGATIONS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations.  Following are updates to that discussion.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the results for the interim periods presented.  Entergy’s business is subject to seasonal fluctuations, however, with peak periods occurring typically during the first and third quarters.  The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2014 Compared to Second Quarter 2013

Net income decreased by $11.5 million primarily due to higher other operation and maintenance expenses, lower other income, and higher depreciation and amortization expenses, partially offset by higher net revenue.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income increased by $2.2 million primarily due to higher net revenue, substantially offset by lower other income, higher other operation and maintenance expenses, and higher depreciation and amortization expenses.

Net Revenue

Second Quarter 2014 Compared to Second Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2014 to the second quarter 2013:

Amount
(In Millions)
2013 net revenue	$325.5
Reserve equalization	9.3
Asset retirement obligation	8.4
Retail electric price	6.1
Volume/weather	(4.8)
Net wholesale revenue	(5.3)
MISO deferral	(11.1)
Other	1.4
2014 net revenue	$329.5

The reserve equalization variance is primarily due to the absence of reserve equalization expenses as compared to the same period in 2013 resulting from Entergy Arkansas’s exit from the System Agreement.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the second quarter 2014 compared to the second quarter 2013 is primarily caused by an increase in the regulatory credits because of a decrease in decommissioning trust earnings.

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2013. This increase was partially offset by the effect of the APSC’s order in the 2013 rate case, including a MISO rider to provide customers credits in rates for transmission revenue received through MISO offset by an annual base rate increase effective January 2014. Energy efficiency revenues are largely offset by costs

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

included in other operation and maintenance expenses and have minimal effect on net income. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case.

The volume/weather variance is primarily due to a decrease of 80 GWh, or 2%, in billed electricity usage, including the effects of less favorable weather, as compared to prior year, on residential and commercial sales.

The net wholesale variance is primarily due to lower margins on co-owner contracts.

The MISO deferral variance is due to the deferral in April 2013, as approved by the APSC, of costs incurred since March 2010 related to the transition and implementation of joining the MISO RTO.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $10.8 million in fuel cost recovery revenues as a result of higher fuel rates and the increase in retail electric price, as discussed above. The increase was substantially offset by:

•
a decrease of $27 million in rider revenues due to the absence of System Agreement production cost equalization revenue as compared to the same period in 2013. These revenues are offset in deferred fuel expenses. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the FERC orders in the System Agreement production cost equalization proceedings; and

•	the decrease in volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to:

•	a decrease in the recovery from customers of deferred fuel costs due to higher fuel and purchased power costs and System Agreement production cost equalization payments in 2013; and

•	a higher volume of lower-priced nuclear generation in 2014 as a result of the ANO extended outage in 2013.

The decrease was substantially offset by increases in the average market prices of natural gas and purchased power.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2014 to the six months ended June 30, 2013:

Amount
(In Millions)
2013 net revenue	$614.3
Reserve equalization	14.2
Retail electric price	12.9
Asset retirement obligation	11.0
Volume/weather	3.6
MISO deferral	(11.1)
Net wholesale revenue	(13.1)
Other	2.1
2014 net revenue	$633.9

The reserve equalization variance is primarily due to the absence of reserve equalization expenses as compared to the same period in 2013 resulting from Entergy Arkansas’s exit from the System Agreement.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

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

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily caused by an increase in the regulatory credits because of a decrease in decommissioning trust earnings.

The volume/weather variance is primarily due to an increase of 372 GWh, or 4%, in billed electricity usage primarily in the residential and commercial sectors including the effect of more favorable weather as compared to the same period in prior year.

The MISO deferral variance is due to the deferral in April 2013, as approved by the APSC, of costs incurred since March 2010 related to the transition and implementation of joining the MISO RTO.

The net wholesale variance is primarily due to lower margins on co-owner contracts.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues decreased primarily due to:

•
a decrease of $56.7 million in rider revenues due to the absence of System Agreement production cost equalization revenue as compared to the same period in 2013. These revenues are offset in deferred fuel expenses. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the FERC orders in the System Agreement production cost equalization proceedings; and

•	a decrease of $7.9 million in fuel cost recovery revenues as a result of lower fuel rates.

The decrease was partially offset by the increases in retail electric price and volume/weather, as discussed above.

Fuel and purchased power expenses decreased primarily due to:

•	a decrease in the recovery from customers of deferred fuel costs due to lower fuel rates and System Agreement production cost equalization payments in 2013; and

•	a higher volume of lower-priced nuclear generation in 2014 as a result of the ANO extended outage in 2013.

The decrease was partially offset by increases in the average market prices of natural gas and purchased power.

Other Income Statement Variances

Second Quarter 2014 Compared to Second Quarter 2013

Other operation and maintenance expenses increased primarily due to:

•	an increase of $6.7 million in nuclear generation expenses primarily due to a higher level of capitalization of nuclear labor costs in 2013 as a result of the generator stator incident at ANO;

•	an increase of $6.6 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have a minimal effect on net income;

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $3.3 million due to increases in storm damage accruals effective January 2014, as approved by the APSC;

•
the effects in 2013 of recording the final court decision in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $3.2 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense;

•	an increase of $2.1 million in transmission expenses primarily due to vegetation maintenance and higher transmission service expenses;

•	an increase of $1.7 million due to administration fees in 2014 related to participation in the MISO RTO;

•
an increase of $1.6 million due to the amortization in 2014 of human capital management costs that were deferred in 2013, as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the deferral of these costs;

•	an increase of $1.6 million in fossil-fueled generation expenses primarily due to higher plant outage costs in 2014; and

•	an increase of $1.2 million due to the amortization in 2014 of costs deferred in 2013 related to the transition and implementation of joining the MISO RTO, as discussed above.

The increase was partially offset by:

•
a decrease of $14 million resulting from costs incurred in 2013 related to the generator stator incident at ANO, including an offset for insurance proceeds. See“ANO Damage and Outage” below for further discussion of the incident;

•	a decrease of $4.7 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and fewer employees. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $3.1 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

•	several individually insignificant items.

Depreciation and amortization expenses increased primarily due to additions to plant in service and higher depreciation rates in 2014.

Other income decreased due to lower earnings in 2014 on decommissioning trust fund investments. There is no effect on net income as the trust fund earnings are offset by a corresponding amount of regulatory credits.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Other operation and maintenance expenses increased primarily due to:

•	an increase of $12.8 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have a minimal effect on net income;

•	an increase of $7.2 million in nuclear generation expenses primarily due to a higher level of capitalization of nuclear labor costs in 2013 as a result of the generator stator incident at ANO;

•	an increase of $7.1 million due to an increase in storm damage accruals effective January 2014, as approved by the APSC;

•	an increase of $3.6 million due to administration fees in 2014 related to participation in the MISO RTO;

•
the effects in 2013 of recording the final court decision in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $3.2 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense;

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase of $3.2 million due to the amortization in 2014 of human capital management costs that were deferred in 2013, as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the deferral of these costs; and

•	an increase of $2.6 million due to higher transmission service expense in 2014.

The increase was partially offset by:

•
a decrease of $14 million resulting from costs incurred in 2013 related to the generator stator incident at ANO, including an offset for insurance proceeds. See“ANO Damage and Outage” below for further discussion of the incident;

•
a decrease of $10.2 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and fewer employees. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $4.7 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

•	a decrease of $4.3 million related to a true-up to the 2013 energy efficiency filing for fixed costs to be collected from customers in 2014.

Depreciation and amortization expenses increased primarily due to additions to plant in service and higher depreciation rates in 2014.

Other income decreased due to lower earnings in 2014 on decommissioning trust fund investments. There is no effect on net income as the trust fund earnings are offset by a corresponding amount of regulatory credits.

Income Taxes

The effective income tax rate was 43.5% for the second quarter 2014 and 43.1% for the six months ended June 30, 2014. The differences in the effective income tax rates for the second quarter 2014 and the six months ended June 30, 2014 versus the federal statutory rate of 35% were primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

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

ANO Damage and Outage

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage and Outage" in the Form 10-K for a discussion of the ANO stator incident. The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was approximately $95 million as of June 30, 2014. In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage. In February 2014 the APSC approved Entergy Arkansas’s request to exclude from the calculation of its revised energy cost rate $65.9 million of deferred fuel and purchased energy costs incurred in 2013 as a result of the ANO stator incident. The APSC authorized Entergy Arkansas to retain the $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident is available.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas is assessing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO. NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO. Entergy has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy. On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop. During 2014, Entergy Arkansas collected $33 million from NEIL and is pursuing additional recoveries due under the policy.

Shortly after the stator incident, the NRC deployed an augmented inspection team to review the plant's response. In July 2013 a second team of NRC inspectors visited ANO to evaluate certain items that were identified as requiring follow-up inspection to determine whether performance deficiencies existed.   In March 2014 the NRC issued an inspection report on the follow-up inspection that discussed two preliminary findings, one that was preliminarily determined to be “red with high safety significance” for Unit 1 and one that was preliminarily determined to be “yellow with substantial safety significance” for Unit 2, with the NRC indicating further that these preliminary findings may warrant additional regulatory oversight.  This report also noted that one additional item related to flood barrier effectiveness was still under review.

In May 2014 the NRC met with Entergy during a regulatory conference to discuss the preliminary red and yellow findings and Entergy's response to the findings.  During the regulatory conference, Entergy presented information on the facts and assumptions the NRC used to assess the potential findings. The NRC used the information provided by Entergy at the regulatory conference to finalize its decision regarding the inspection team’s findings. In a letter dated June 23, 2014, the NRC classified both findings as “yellow with substantial safety significance.” In an assessment follow-up letter for ANO dated July 29, 2014, the NRC stated that given the two yellow findings, it determined that the performance at ANO is in the “degraded cornerstone column,” or column 3, of the NRC’s reactor oversight process action matrix beginning the first quarter 2014. The NRC plans to conduct supplemental inspection activity to review the actions taken to address the yellow findings. Corrective actions in response to the NRC’s findings have been taken and remain ongoing at ANO. Entergy will continue to interact with the NRC to address the NRC’s findings.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$127,022	$34,533
Cash flow provided by (used in):
Operating activities	105,057	15,047
Investing activities	(247,982)	(312,498)
Financing activities	47,874	305,920
Net increase (decrease) in cash and cash equivalents	(95,051)	8,469
Cash and cash equivalents at end of period	$31,971	$43,002

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $90 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•
a decrease in income tax payments of $209.8 million. Entergy Arkansas made income tax payments of $211.4 million in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2013 resulted primarily from the reversal of temporary differences for which Entergy Arkansas had previously claimed a tax deduction;

•	approximately $25 million in spending in 2013 related to the generator stator incident at ANO, as discussed above; and

•	$8.8 million in insurance proceeds received in the first quarter 2014 for property damages related to the generator stator incident at ANO, as discussed above.

The increase was partially offset by:

•
a $68 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period;

•	an increase of $24.7 million in pension contributions in 2014; and

•	a decrease in the recovery of fuel and purchased power costs.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement bandwidth remedy payment. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $64.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•	money pool activity;

•	approximately $41 million in spending in 2013 related to the generator stator incident at ANO, as discussed above; and

•	$24.2 million in insurance proceeds received in the first quarter 2014 for property damages related to the generator stator incident at ANO, as discussed above.

The decrease was partially offset by:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	an increase of $6.9 million in storm restoration spending in 2014.

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased by $17.5 million for the six months ended June 30, 2014 compared to increasing by $75.8 million for the six months ended June 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities decreased by $258 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•	the issuance of $250 million of 3.05% Series first mortgage bonds in May 2013; and

•	the issuance of $125 million of 4.75% Series first mortgage bonds in June 2013.

The decrease was partially offset by:

•	the retirement, at maturity, of $30 million of 9% Series H notes by the Entergy Arkansas nuclear fuel company variable interest entity in June 2013;

•	the net borrowings of $39.7 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2014 compared to net repayments of $6.8 million in 2013;

•	common stock dividends of $15 million paid in 2013; and

•	money pool activity.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $11 million for the six months ended June 30, 2014.

In March 2014, Entergy Arkansas issued $375 million of 3.70% Series first mortgage bonds, the proceeds of which were used to pay, prior to maturities, a $250 million term loan in March 2014 and $115 million of 5.0% Series first mortgage bonds in April 2014.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2014	December 31, 2013
Debt to capital	56.4%	56.7%
Effect of excluding the securitization bonds	(0.8%)	(0.9%)
Debt to capital, excluding securitization bonds (a)	55.6%	55.8%
Effect of subtracting cash	(0.3%)	(1.4%)
Net debt to net capital, excluding securitization bonds (a)	55.3%	54.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital.  Following are updates to the information provided in the Form 10-K.

Following are the current amounts of Entergy Arkansas’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$135	$145	$180
Transmission	130	195	135
Distribution	235	160	160
Other	25	15	15
Total	$525	$515	$490

The updated capital plan for 2014-2016 reflects a shift in environmental compliance spending due to a likely later compliance date, partially offset by additional spending for 2014 storms, potential new generation resource requirements, transmission to support economic development through 2016 and reliability as well as other capital plan refinements.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012
(In Thousands)
($11,019)	$17,531	$83,877	$8,035

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in March 2019. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2015. As of June 30, 2014, there were no cash borrowings and $11 million of letters of credit outstanding under the credit facilities.  See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  As of June 30, 2014, $39.7 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Arkansas nuclear fuel company variable interest entity.  See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

In March 2014, Entergy Arkansas issued $375 million of 3.70% Series first mortgage bonds due June 2024. Entergy Arkansas used the proceeds to pay, prior to maturity, its $250 million term loan and, prior to maturity, its $115 million 5.0% Series first mortgage bonds due July 2018, and for general corporate purposes.

In July 2014 the Entergy Arkansas nuclear fuel trust variable interest entity issued $90 million of 3.65% Series L notes due July 2021. The Entergy Arkansas nuclear fuel trust variable interest entity used the proceeds to pay, at maturity, its $70 million of 5.69% Series I notes due July 2014 and to purchase additional nuclear fuel.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.  The following is an update to that discussion.

Production Cost Allocation Rider

In May 2014, Entergy Arkansas filed its annual redetermination of the production cost allocation rider to recover the $3 million unrecovered retail balance as of December 31, 2013 and the $68 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. In June 2014 the APSC suspended the annual redetermination of the production cost allocation rider and scheduled a hearing in September 2014.

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$511,522	$508,653	$1,026,503	$1,051,045

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	16,922	60,077	109,075	207,850
Purchased power	173,623	131,593	292,471	237,907
Nuclear refueling outage expenses	9,499	8,088	18,176	19,628
Other operation and maintenance	158,711	148,888	297,256	290,508
Decommissioning	11,729	10,680	22,915	21,197
Taxes other than income taxes	21,526	21,518	43,434	44,770
Depreciation and amortization	59,108	55,340	116,829	113,976
Other regulatory credits - net	(8,566)	(8,473)	(8,983)	(9,047)
TOTAL	442,552	427,711	891,173	926,789

OPERATING INCOME	68,970	80,942	135,330	124,256

OTHER INCOME
Allowance for equity funds used during construction	1,660	2,724	3,413	4,950
Interest and investment income	3,596	11,111	7,613	16,886
Miscellaneous - net	(366)	(779)	(730)	(1,944)
TOTAL	4,890	13,056	10,296	19,892

INTEREST EXPENSE
Interest expense	23,688	23,458	46,521	46,037
Allowance for borrowed funds used during construction	(1,148)	(953)	(1,786)	(1,729)
TOTAL	22,540	22,505	44,735	44,308

INCOME BEFORE INCOME TAXES	51,320	71,493	100,891	99,840

Income taxes	22,315	31,010	43,516	44,638

NET INCOME	29,005	40,483	57,375	55,202

Preferred dividend requirements	1,718	1,718	3,437	3,437

EARNINGS APPLICABLE TO COMMON STOCK	$27,287	$38,765	$53,938	$51,765

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$57,375	$55,202
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	183,856	170,650
Deferred income taxes, investment tax credits, and non-current taxes accrued	92,466	53,955
Changes in assets and liabilities:
Receivables	(5,397)	(59,410)
Fuel inventory	20,217	20,035
Accounts payable	(75,400)	(6,041)
Prepaid taxes and taxes accrued	(48,920)	(222,835)
Interest accrued	(2,390)	(359)
Deferred fuel costs	(116,883)	39,437
Other working capital accounts	16,988	(18,641)
Provisions for estimated losses	(768)	4
Other regulatory assets	(35,399)	8,883
Pension and other postretirement liabilities	(41,193)	(10,210)
Other assets and liabilities	60,505	(15,623)
Net cash flow provided by operating activities	105,057	15,047

INVESTING ACTIVITIES
Construction expenditures	(261,336)	(233,856)
Allowance for equity funds used during construction	5,069	6,928
Nuclear fuel purchases	(104,487)	(42,231)
Proceeds from sale of nuclear fuel	75,860	36,478
Proceeds from nuclear decommissioning trust fund sales	70,259	143,106
Investment in nuclear decommissioning trust funds	(74,760)	(147,842)
Changes in money pool receivable - net	17,531	(75,842)
Changes in securitization account	(474)	761
Insurance proceeds	24,156	—
Other	200	—
Net cash flow used in investing activities	(247,982)	(312,498)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	371,699	467,042
Retirement of long-term debt	(371,314)	(135,893)
Changes in short-term borrowings - net	39,657	(6,792)
Change in money pool payable - net	11,019	—
Dividends paid:
Common stock	—	(15,000)
Preferred stock	(3,437)	(3,437)
Other	250	—
Net cash flow provided by financing activities	47,874	305,920

Net increase (decrease) in cash and cash equivalents	(95,051)	8,469
Cash and cash equivalents at beginning of period	127,022	34,533
Cash and cash equivalents at end of period	$31,971	$43,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$46,220	$43,706
Income taxes	$1,624	$211,421

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$31,893	$4,181
Temporary cash investments	78	122,841
Total cash and cash equivalents	31,971	127,022
Securitization recovery trust account	4,309	3,835
Accounts receivable:
Customer	94,612	102,328
Allowance for doubtful accounts	(30,011)	(30,113)
Associated companies	36,940	68,875
Other	114,899	94,256
Accrued unbilled revenues	100,640	82,298
Total accounts receivable	317,080	317,644
Accumulated deferred income taxes	9,931	33,556
Deferred fuel costs	185,579	68,696
Fuel inventory - at average cost	21,287	41,504
Materials and supplies - at average cost	156,471	152,429
Deferred nuclear refueling outage costs	50,413	31,135
System agreement costs equalization	30,000	30,000
Prepaid taxes	38,941	—
Prepayments and other	32,224	58,911
TOTAL	878,206	864,732

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	746,183	710,913
Non-utility property - at cost (less accumulated depreciation)	1,757	1,664
Other	15,381	29,181
TOTAL	763,321	741,758

UTILITY PLANT
Electric	8,993,203	8,798,458
Property under capital lease	1,014	1,064
Construction work in progress	218,157	209,036
Nuclear fuel	261,611	321,901
TOTAL UTILITY PLANT	9,473,985	9,330,459
Less - accumulated depreciation and amortization	4,100,956	4,034,880
UTILITY PLANT - NET	5,373,029	5,295,579

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	70,383	73,864
Other regulatory assets (includes securitization property of $74,081 as of June 30, 2014 and $80,963 as of December 31, 2013)	1,053,272	1,014,392
Other	49,714	44,565
TOTAL	1,173,369	1,132,821

TOTAL ASSETS	$8,187,925	$8,034,890

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$70,000	$70,000
Short-term borrowings	39,657	—
Accounts payable:
Associated companies	99,386	149,802
Other	209,573	228,160
Customer deposits	113,058	86,512
Taxes accrued	—	9,979
Accumulated deferred income taxes	19,444	9,231
Interest accrued	19,646	22,036
Other	37,231	55,656
TOTAL	607,995	631,376

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,958,604	1,906,562
Accumulated deferred investment tax credits	38,333	38,958
Other regulatory liabilities	250,211	219,370
Decommissioning	794,294	723,771
Accumulated provisions	4,978	5,746
Pension and other postretirement liabilities	278,029	319,211
Long-term debt (includes securitization bonds of $82,656 as of June 30, 2014 and $88,961 as of December 31, 2013)	2,339,534	2,335,802
Other	25,941	18,026
TOTAL	5,689,924	5,567,446

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2014 and 2013	470	470
Paid-in capital	588,471	588,471
Retained earnings	1,184,715	1,130,777
TOTAL	1,773,656	1,719,718

TOTAL LIABILITIES AND EQUITY	$8,187,925	$8,034,890

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$470	$588,444	$990,702	$1,579,616

Net income	—	—	55,202	55,202
Common stock dividends	—	—	(15,000)	(15,000)
Preferred stock dividends	—	—	(3,437)	(3,437)

Balance at June 30, 2013	$470	$588,444	$1,027,467	$1,616,381

Balance at December 31, 2013	$470	$588,471	$1,130,777	$1,719,718

Net income	—	—	57,375	57,375
Preferred stock dividends	—	—	(3,437)	(3,437)

Balance at June 30, 2014	$470	$588,471	$1,184,715	$1,773,656

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$152	$159	($7)	(4)
Commercial	108	108	—	—
Industrial	100	98	2	2
Governmental	4	5	(1)	(20)
Total retail	364	370	(6)	(2)
Sales for resale:
Associated companies	30	72	(42)	(58)
Non-associated companies	63	20	43	215
Other	55	47	8	17
Total	$512	$509	$3	1

Billed Electric Energy Sales (GWh):
Residential	1,547	1,622	(75)	(5)
Commercial	1,356	1,381	(25)	(2)
Industrial	1,628	1,607	21	1
Governmental	57	58	(1)	(2)
Total retail	4,588	4,668	(80)	(2)
Sales for resale:
Associated companies	383	1,418	(1,035)	(73)
Non-associated companies	1,671	173	1,498	866
Total	6,642	6,259	383	6

	Six Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$358	$360	($2)	(1)
Commercial	210	217	(7)	(3)
Industrial	184	197	(13)	(7)
Governmental	8	10	(2)	(20)
Total retail	760	784	(24)	(3)
Sales for resale:
Associated companies	61	178	(117)	(66)
Non-associated companies	136	37	99	268
Other	70	52	18	35
Total	$1,027	$1,051	($24)	(2)

Billed Electric Energy Sales (GWh):
Residential	4,128	3,797	331	9
Commercial	2,789	2,736	53	2
Industrial	3,151	3,162	(11)	—
Governmental	114	115	(1)	(1)
Total retail	10,182	9,810	372	4
Sales for resale:
Associated companies	845	4,108	(3,263)	(79)
Non-associated companies	3,423	358	3,065	856
Total	14,450	14,276	174	1

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2014 Compared to Second Quarter 2013

Net income increased $6.5 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by lower other income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income increased $25.8 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by lower other income.

Net Revenue

Second Quarter 2014 Compared to Second Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2014 to the second quarter 2013:

Amount
(In Millions)
2013 net revenue	$223.3
Retail electric price	5.8
Asset retirement obligation	5.6
Other	0.2
2014 net revenue	$234.9

The retail electric price variance is primarily due to an increase in affiliate purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism. Entergy Gulf States Louisiana’s formula rate plan is discussed in Note 2 to the financial statements in the Form 10-K.

The asset retirement obligation affects net revenue because Entergy Gulf States Louisiana records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the second quarter 2014 compared to the second quarter 2013 is primarily caused by an increase in the regulatory credits because of a decrease in decommissioning trust earnings.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to an increase of $47.6 million in electric fuel cost recovery revenues primarily due to higher fuel rates and an increase of $14.2 million in gross wholesale revenues primarily due to the timing of receipt of System Agreement payments and credits to customers and sales in the MISO market. See Note 2 to the financial statements in the Form 10-K for additional discussion of Entergy Gulf States Louisiana’s fuel

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

and purchased power recovery mechanism and see Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Fuel and purchased power expenses increased primarily due to:

•	an increase in the average market price of purchased power; and

•	an increase in deferred fuel expense due to higher fuel cost recovery revenues as compared to prior year and the timing of receipt of System Agreement payments and credits to customers.

Other regulatory charges decreased primarily due to the deferral of investment gains from the River Bend decommissioning trust in 2013 in accordance with regulatory treatment. The gains resulted in an increase in 2013 in other income and a corresponding increase in regulatory charges with no effect on net income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2014 to the six months ended June 30, 2013:

Amount
(In Millions)
2013 net revenue	$432.9
Volume/weather	20.0
Retail electric price	8.2
Asset retirement obligation	6.6
MISO deferral	2.4
Other	3.1
2014 net revenue	$473.2

The volume/weather variance is primarily due to an increase of 666 GWh, or 7%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales. The increase was also driven by higher industrial usage primarily in the chemicals industry.

The retail electric price variance is primarily due to an increase in affiliate purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism. Entergy Gulf States Louisiana’s formula rate plan is discussed in Note 2 to the financial statements in the Form 10-K.

The asset retirement obligation affects net revenue because Entergy Gulf States Louisiana records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily caused by an increase in the regulatory credits because of a decrease in decommissioning trust earnings.

The MISO deferral variance is due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

•	an increase of $91.5 million in electric fuel cost recovery revenues primarily due to higher fuel rates;

•	an increase of $31.1 million in gross wholesale revenues primarily due to the timing of System Agreement payments and credits to customers and sales in the MISO market;

•	the increase related to volume/weather, as discussed above; and

•	an increase of $9.9 million in natural gas fuel cost recovery revenues primarily due to higher fuel rates.

See Note 2 to the financial statements in the Form 10-K for additional discussion of Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism and see Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Fuel and purchased power expenses increased primarily due to:

•	an increase in the average market price of purchased power; and

•	an increase in deferred fuel expense due to higher fuel cost recovery revenues as compared to prior year and the timing of receipt of System Agreement payments and credits to customers.

Other regulatory charges decreased primarily due to:

•
the deferral of investment gains from the River Bend decommissioning trust in 2013 in accordance with regulatory treatment. The gains resulted in an increase in 2013 in other income and a corresponding increase in regulatory charges with no effect on net income; and

•
the deferral in 2014 of non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Other Income Statement Variances

Second Quarter 2014 Compared to Second Quarter 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $4.6 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and fewer employees.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $2.9 million in nuclear generation expenses primarily due to lower nuclear labor costs; and

•	a decrease of $2.4 million due to costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

The decrease was partially offset by an increase of $1.4 million in fossil-fueled generation expenses primarily due to an increased scope of work done during plant outages as compared to the prior year.

Other income decreased primarily due to higher realized gains in 2013 on the River Bend decommissioning trust fund investments. There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $7.4 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and fewer employees.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $5.3 million in nuclear generation expenses primarily due to lower nuclear labor costs; and

•	a decrease of $4 million due to costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

The decrease was partially offset by an increase of $3.2 million in transmission expenses primarily due to administration fees in 2014 related to participation in the MISO RTO. The LPSC approved deferral of these expenses resulting in no net income effect.

Other income decreased primarily due to higher realized gains in 2013 on the River Bend decommissioning trust fund investments. There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Income Taxes

The effective income tax rate was 36.2% for the second quarter 2014 and 36.3% for the six months ended June 30, 2014. The differences in the effective income tax rates for the second quarter 2014 and the six months ended June 30, 2014 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$15,581	$35,686
Cash flow provided by (used in):
Operating activities	215,465	102,336
Investing activities	(107,014)	(184,820)
Financing activities	(77,005)	47,709
Net increase (decrease) in cash and cash equivalents	31,446	(34,775)
Cash and cash equivalents at end of period	$47,027	$911

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $113.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•
a decrease of $56 million in income tax payments for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Entergy Gulf States Louisiana had income tax payments of $61.7 million in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The payments resulted primarily from the reversal of temporary differences for which Entergy Gulf States Louisiana had previously claimed a tax deduction;

•	lower nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2013 and did not have one in 2014; and

•
an increase in the recovery of fuel and purchased power costs including System Agreement bandwidth remedy payments of $10.1 million received in the second quarter 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. In the second quarter 2014, Entergy Gulf States Louisiana customers were credited $3.7 million. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

The increase was partially offset by an increase of $7.7 million in pension contributions in 2014. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $77.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•
a decrease in nuclear construction expenditures as a result of spending on nuclear projects during the River Bend refueling outage in 2013. River Bend had a refueling outage in 2013 and did not have one in 2014; and

•	a decrease in transmission construction expenditures due to a decreased scope of work performed in 2014.

The decrease was partially offset by:

•	the withdrawal of $65.5 million from the storm reserve escrow account in 2013;

•	an increase in fossil-fueled generation expenditures as a result of an increased scope of work in 2014; and

•	money pool activity.

Increases in Entergy Gulf States Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool increased by $10.9 million for the six months ended June 30, 2014. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Financing Activities

Entergy Gulf States Louisiana’s financing activities used $77 million of cash for the six months ended June 30, 2014 compared to providing $47.7 million of cash for the six months ended June 30, 2013 primarily due to:

•
payments of $14.8 million on credit borrowings for the six months ended June 30, 2014 compared to an increase of $144.7 million in credit borrowings for the six months ended June 30, 2013 against the nuclear fuel company variable interest entity credit facility;

•	the issuance of $70 million of 3.38% Series R notes by the nuclear fuel company variable interest entity in February 2013; and

•	money pool activity.

Cash flows used in financing activities were offset by the retirement, at maturity, of $75 million of 5.56% Series N notes by the nuclear fuel company variable interest entity in May 2013 and a decrease of $42.1 million in common equity distributions.

Increases in Entergy Gulf States Louisiana’s payable to the money pool are a source of cash flow, and Entergy Gulf States Louisiana’s payable to the money pool increased by $28.5 million for the six months ended June 30, 2013.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2014	December 31, 2013
Debt to capital	50.8%	51.1%
Effect of subtracting cash	(0.8%)	(0.2%)
Net debt to net capital	50.0%	50.9%

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

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Following are the current amounts of Entergy Gulf States Louisiana’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$100	$75	$90
Transmission	115	130	130
Distribution	75	65	75
Other	20	25	20
Total	$310	$295	$315

The updated capital plan for 2014-2016 reflects spending for potential new generation resource requirements and transmission to support economic development through 2016 and reliability as well as other capital plan refinements.

Entergy Gulf States Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012
(In Thousands)
$12,801	$1,925	($35,603)	($7,074)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2019.  The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2014, there were no cash borrowings and $50 million of letters of credit outstanding under the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

The Entergy Gulf States Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $100 million scheduled to expire in June 2016.  No borrowings were outstanding on the variable interest entity credit facility as of June 30, 2014. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

In July 2014, Entergy Gulf States Louisiana issued $110 million of 3.78% Series first mortgage bonds due April 2025. Entergy Gulf States Louisiana used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.
Hurricane Isaac

As discussed in the Form 10-K, total restoration costs for the repair and replacement of electric facilities damaged by Hurricane Isaac were $73.8 million for Entergy Gulf States Louisiana. In January 2013, Entergy Gulf States Louisiana drew $65 million from its funded storm reserve escrow account.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

of Hurricane Isaac system restoration costs. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $71 million in bonds under Act 55 of the Louisiana Legislature.  From the $69 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $3 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $66 million directly to Entergy Gulf States Louisiana.  From the bond proceeds received by Entergy Gulf States Louisiana from the LURC, Entergy Gulf States Louisiana then immediately used the $66 million to acquire 662,426.80 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

Entergy Gulf States Louisiana will not report the bonds on its balance sheet because the bonds are the obligation of the LCDA and there is no recourse against Entergy Gulf States Louisiana in the event of a bond default.  To service the bonds, Entergy Gulf States Louisiana will collect a system restoration charge on behalf of the LURC, and remit the collections to the bond indenture trustee.  Entergy Gulf States Louisiana will not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  The Ninemile 6 capacity and energy will be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Under terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans beginning in the month after the unit is placed in service.  In July 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an unopposed stipulation with the LPSC that estimates a first year revenue requirement associated with Ninemile 6 of $57.1 million for Entergy Louisiana and $28.5 million for Entergy Gulf States Louisiana.  A hearing on the stipulation is scheduled to be held before an ALJ in August 2014.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates - Electric

As discussed in the Form 10-K, Entergy Gulf States Louisiana filed a base rate case in February 2013. Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Gulf States Louisiana submitted a compliance filing in May 2014 reflecting the effects of the estimated MISO cost recovery mechanism revenue requirement and adjustment of the additional capacity mechanism requiring a net increase of approximately $3.8 million in formula rate plan revenue to be implemented over nine months commencing with the first billing cycle of December 2014. Before rates are implemented in December 2014, an updated compliance filing will be made in November 2014 to further refine the estimated MISO cost recovery mechanism revenue requirement component of the May 2014 compliance filing to then-available actual data.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

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

Entergy Gulf States Louisiana and Entergy Louisiana Business Combination Study

In June 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed a business combination study report with the LPSC. The report contains a preliminary analysis of the potential combination of Entergy Gulf States Louisiana and Entergy Louisiana into a single public utility. Though not a formal application, the report provides an overview of the combination and identifies its potential customer benefits. Entergy Gulf States Louisiana and Entergy Louisiana will hold technical conferences and face-to-face meetings with LPSC staff, City Council advisors, and other stakeholders to discuss potential effects of the combination, solicit suggestions and concerns, and identify areas in which additional information might be needed. Entergy Gulf States Louisiana and Entergy Louisiana held a technical conference at the LPSC to discuss the business combination in July 2014 and scheduled a second technical conference to be held in August 2014.

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

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$540,606	$479,895	$1,022,028	$879,032
Natural gas	13,428	12,466	45,301	33,284
TOTAL	554,034	492,361	1,067,329	912,316

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	88,471	60,500	147,676	108,338
Purchased power	233,207	203,999	452,915	366,076
Nuclear refueling outage expenses	5,332	5,210	10,605	9,536
Other operation and maintenance	95,579	102,183	182,676	194,905
Decommissioning	4,181	3,948	8,302	7,840
Taxes other than income taxes	20,737	20,145	41,746	39,383
Depreciation and amortization	38,732	37,927	76,974	75,299
Other regulatory charges (credits) - net	(2,555)	4,593	(6,491)	5,000
TOTAL	483,684	438,505	914,403	806,377

OPERATING INCOME	70,350	53,856	152,926	105,939

OTHER INCOME
Allowance for equity funds used during construction	1,695	1,809	3,341	3,459
Interest and investment income	7,436	13,956	17,493	24,811
Miscellaneous - net	(3,649)	(2,400)	(5,367)	(5,040)
TOTAL	5,482	13,365	15,467	23,230

INTEREST EXPENSE
Interest expense	20,292	20,274	40,570	40,473
Allowance for borrowed funds used during construction	(1,160)	(660)	(1,921)	(1,351)
TOTAL	19,132	19,614	38,649	39,122

INCOME BEFORE INCOME TAXES	56,700	47,607	129,744	90,047

Income taxes	20,529	17,887	47,101	33,162

NET INCOME	36,171	29,720	82,643	56,885

Preferred distribution requirements and other	209	206	415	412

EARNINGS APPLICABLE TO COMMON EQUITY	$35,962	$29,514	$82,228	$56,473

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)

Net Income	$36,171	$29,720	$82,643	$56,885
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $85, $778, $186, and $1,564)	137	962	259	1,917
Other comprehensive income	137	962	259	1,917
Comprehensive Income	$36,308	$30,682	$82,902	$58,802

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$82,643	$56,885
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	116,122	108,028
Deferred income taxes, investment tax credits, and non-current taxes accrued	45,579	44,828
Changes in working capital:
Receivables	(59,914)	(54,074)
Fuel inventory	2,003	(5,537)
Accounts payable	51,357	44,284
Prepaid taxes and taxes accrued	23,211	(50,487)
Interest accrued	(1,001)	(565)
Deferred fuel costs	(16,332)	(31,661)
Other working capital accounts	(3,992)	(32,018)
Changes in provisions for estimated losses	(3,335)	(62,747)
Changes in other regulatory assets	4,671	39,396
Changes in pension and other postretirement liabilities	(6,130)	5,455
Other	(19,417)	40,549
Net cash flow provided by operating activities	215,465	102,336

INVESTING ACTIVITIES
Construction expenditures	(125,851)	(148,160)
Allowance for equity funds used during construction	3,341	3,459
Nuclear fuel purchases	(20,821)	(115,370)
Proceeds from the sale of nuclear fuel	54,642	19,401
Payment to storm reserve escrow account	(7)	(21)
Receipts from storm reserve escrow account	—	65,475
Proceeds from nuclear decommissioning trust fund sales	75,419	46,735
Investment in nuclear decommissioning trust funds	(82,861)	(56,339)
Change in money pool receivable - net	(10,876)	—
Net cash flow used in investing activities	(107,014)	(184,820)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	69,792
Retirement of long-term debt	—	(75,000)
Change in money pool payable - net	—	28,529
Changes in credit borrowings - net	(14,800)	144,700
Distributions paid:
Common equity	(77,845)	(119,900)
Preferred membership interests	(412)	(412)
Other	16,052	—
Net cash flow provided by (used in) financing activities	(77,005)	47,709

Net increase (decrease) in cash and cash equivalents	31,446	(34,775)
Cash and cash equivalents at beginning of period	15,581	35,686
Cash and cash equivalents at end of period	$47,027	$911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$40,141	$39,598
Income taxes	$5,700	$61,688

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$16,881	$1,739
Temporary cash investments	30,146	13,842
Total cash and cash equivalents	47,027	15,581
Accounts receivable:
Customer	95,180	69,648
Allowance for doubtful accounts	(706)	(909)
Associated companies	144,824	107,723
Other	25,995	22,945
Accrued unbilled revenues	63,771	58,867
Total accounts receivable	329,064	258,274
Deferred fuel costs	25,957	9,625
Fuel inventory - at average cost	24,552	26,555
Materials and supplies - at average cost	128,168	122,909
Deferred nuclear refueling outage costs	15,498	25,975
Prepaid taxes	—	22,008
Gas hedge contracts	1,219	2,238
Prepayments and other	57,967	12,452
TOTAL	629,452	495,617

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	289,663	289,664
Decommissioning trust funds	607,557	573,744
Non-utility property - at cost (less accumulated depreciation)	175,528	174,134
Storm reserve escrow account	21,545	21,538
Other	14,678	14,145
TOTAL	1,108,971	1,073,225

UTILITY PLANT
Electric	7,473,813	7,400,689
Natural gas	146,824	143,902
Construction work in progress	133,745	105,314
Nuclear fuel	146,478	196,508
TOTAL UTILITY PLANT	7,900,860	7,846,413
Less - accumulated depreciation and amortization	4,128,277	4,071,762
UTILITY PLANT - NET	3,772,583	3,774,651

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	163,519	165,456
Other regulatory assets	318,732	321,466
Deferred fuel costs	100,124	100,124
Other	13,983	12,049
TOTAL	596,358	599,095

TOTAL ASSETS	$6,107,364	$5,942,588

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$128,870	$95,853
Other	124,724	103,314
Customer deposits	55,238	51,839
Taxes accrued	1,203	—
Accumulated deferred income taxes	28,541	36,330
Interest accrued	24,807	25,808
Pension and other postretirement liabilities	9,086	9,065
System agreement cost equalization	15,000	15,000
Other	48,721	19,032
TOTAL	436,190	356,241

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,562,484	1,512,547
Accumulated deferred investment tax credits	73,786	75,295
Other regulatory liabilities	183,981	159,429
Decommissioning and asset retirement cost liabilities	414,700	403,084
Accumulated provisions	33,811	37,146
Pension and other postretirement liabilities	268,164	274,315
Long-term debt	1,512,784	1,527,465
Long-term payables - associated companies	26,961	27,900
Other	128,902	108,189
TOTAL	4,205,573	4,125,370

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,483,544	1,479,179
Accumulated other comprehensive loss	(27,943)	(28,202)
TOTAL	1,465,601	1,460,977

TOTAL LIABILITIES AND EQUITY	$6,107,364	$5,942,588

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2012	$10,000	$1,438,233	($65,229)	$1,383,004

Net income	—	56,885	—	56,885
Other comprehensive income	—	—	1,917	1,917
Distributions declared on common equity	—	(119,900)	—	(119,900)
Distributions declared on preferred membership interests	—	(412)	—	(412)
Other	—	(20)	—	(20)

Balance at June 30, 2013	$10,000	$1,374,786	($63,312)	$1,321,474

Balance at December 31, 2013	$10,000	$1,479,179	($28,202)	$1,460,977

Net income	—	82,643	—	82,643
Other comprehensive income	—	—	259	259
Distributions declared on common equity	—	(77,845)	—	(77,845)
Distributions declared on preferred membership interests	—	(415)	—	(415)
Other	—	(18)	—	(18)

Balance at June 30, 2014	$10,000	$1,483,544	($27,943)	$1,465,601

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$115	$104	$11	11
Commercial	115	102	13	13
Industrial	162	135	27	20
Governmental	6	5	1	20
Total retail	398	346	52	15
Sales for resale:
Associated companies	104	96	8	8
Non-associated companies	17	11	6	55
Other	22	27	(5)	(19)
Total	$541	$480	$61	13

Billed Electric Energy Sales (GWh):
Residential	1,145	1,130	15	1
Commercial	1,272	1,242	30	2
Industrial	2,501	2,377	124	5
Governmental	58	55	3	5
Total retail	4,976	4,804	172	4
Sales for resale:
Associated companies	1,678	1,690	(12)	(1)
Non-associated companies	300	169	131	78
Total	6,954	6,663	291	4

	Six Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$240	$198	$42	21
Commercial	219	191	28	15
Industrial	286	242	44	18
Governmental	12	10	2	20
Total retail	757	641	116	18
Sales for resale:
Associated companies	196	181	15	8
Non-associated companies	38	22	16	73
Other	31	35	(4)	(11)
Total	$1,022	$879	$143	16

Billed Electric Energy Sales (GWh):
Residential	2,527	2,242	285	13
Commercial	2,528	2,409	119	5
Industrial	4,694	4,435	259	6
Governmental	116	113	3	3
Total retail	9,865	9,199	666	7
Sales for resale:
Associated companies	3,369	2,918	451	15
Non-associated companies	521	397	124	31
Total	13,755	12,514	1,241	10

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2014 Compared to Second Quarter 2013

Net income increased $8.3 million primarily due to higher net revenue, lower other operation and maintenance expenses, and higher other income, partially offset by higher depreciation and amortization expenses, higher interest expense, and a higher effective income tax rate.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income increased $21.3 million primarily due to higher net revenue, lower other operation and maintenance expenses, and higher other income, partially offset by higher depreciation and amortization expenses, higher interest expense, and a higher effective income tax rate.

Net Revenue

Second Quarter 2014 Compared to Second Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2014 to the second quarter 2013:

Amount
(In Millions)
2013 net revenue	$310.3
MISO deferral	2.3
Volume/weather	1.9
Other	2.1
2014 net revenue	$316.6

The MISO deferral variance is due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

The volume/weather variance is primarily due to an increase of 70 GWh, or 1%, in weather-adjusted usage in all sectors due to an increase in customers across all sectors. The increase in industrial usage is partially offset by decreased usage in the chemicals industry.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $67.1 million in fuel cost recovery revenues primarily due to higher fuel rates and an increase of $30.5 million in gross wholesale revenues as a result of increased sales to affiliate customers and sales in the MISO market.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power, an increase in demand for gas-fired generation, and an increase in the recovery from customers of deferred fuel costs resulting from higher fuel revenues.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2014 to the six months ended June 30, 2013:

Amount
(In Millions)
2013 net revenue	$570.9
Volume/weather	19.4
MISO deferral	4.6
Asset retirement obligation	3.5
Retail electric price	2.7
Other	6.7
2014 net revenue	$607.8

The volume/weather variance is primarily due to an increase of 519 GWh, or 8%, in billed electricity usage in the residential and commercial sectors due to the effect of more favorable weather as compared to the same period in the prior year, partially offset by a decrease in industrial usage primarily in the chemicals industry.

The MISO deferral variance is due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

The asset retirement obligation affects net revenue because Entergy Louisiana records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily caused by an increase in the regulatory credits because of a decrease in decommissioning trust earnings.

The retail electric price variance is primarily due to an increase in affiliate purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism. Entergy Louisiana’s formula rate plan is discussed in Note 2 to the financial statements in the Form 10-K.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $87.1 million in gross wholesale revenues as a result of increased sales to affiliate customers and sales in the MISO market and the increase related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power and an increase in demand for gas-fired generation, partially offset by a decrease in the recovery from customers of deferred fuel costs resulting from higher fuel and purchased power costs and higher fuel revenues.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Second Quarter 2014 Compared to Second Quarter 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $5.2 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and fewer employees.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $4.8 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done as compared to prior year;

•	a decrease of $2.1 million due to costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

•	a decrease of $1.9 million in nuclear generation expenses primarily due to lower materials costs.

The decrease was partially offset by an increase of $2.3 million due to administration fees in 2014 related to the participation in the MISO RTO. The LPSC approved deferral of these expenses resulting in no net income effect.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to the increase in allowance for equity funds used during construction due to more construction work in progress in 2014.

Interest expense increased primarily due to the issuance of $325 million of 4.05% Series first mortgage bonds in August 2013 and the issuance of $100 million of 4.70% Series first mortgage bonds in May 2013, partially offset by an increase in the allowance for borrowed funds used during construction due to more construction work in progress in 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $7.5 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and fewer employees.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $3.6 million relating to the sale of surplus oil inventory in 2014;

•	a decrease of $3.0 million due to costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

•	a decrease of $2.8 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done as compared to prior year.

The decrease was partially offset by:

•	an increase of $4.9 million due to administration fees in 2014 related to the participation in the MISO RTO. The LPSC approved deferral of these expenses resulting in no net income effect; and

•	an increase of $4.4 million in transmission expenses primarily due to higher equalization expenses and additional transmission services.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to the increase in allowance for equity funds used during construction due to more construction work in progress in 2014.

Interest expense increased primarily due to the issuance of $325 million of 4.05% Series first mortgage bonds in August 2013 and the issuance of $100 million of 4.70% Series first mortgage bonds in May 2013, partially offset by an increase in the allowance for borrowed funds used during construction due to more construction work in progress in 2014.

Income Taxes

The effective income tax rate was 27.5% for the second quarter 2014 and 26.8% for the six months ended June 30, 2014.  The differences in the effective income tax rates for the second quarter 2014 and the six months ended June 30, 2014 versus the federal statutory rate of 35% were primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

The effective income tax rate was 25.4% for the second quarter 2013 and 23.6% for the six months ended June 30, 2013. The differences in the effective income tax rates for the second quarter 2013 and the six months ended June 30, 2013 versus the federal statutory rate of 35% were primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$124,007	$30,086
Cash flow provided by (used in):
Operating activities	200,795	233,394
Investing activities	(431,369)	(220,249)
Financing activities	109,531	(40,039)
Net decrease in cash and cash equivalents	(121,043)	(26,894)
Cash and cash equivalents at end of period	$2,964	$3,192

Operating Activities

Net cash flow provided by operating activities decreased $32.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to a decrease in the recovery of fuel costs and an increase of $8.5 million in interest paid resulting from an increase in interest expense, as discussed above. The decrease was partially offset by the timing of collections from customers and payments to vendors and Hurricane Isaac storm spending of $9 million in 2013.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $211.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•	receipts of $187 million from the storm reserve escrow account in 2013;

•
deposit of bond proceeds with a trustee in June 2014. Entergy Louisiana issued $170 million of 5.0% Series first mortgage bonds in June 2014 and used the proceeds, in July 2014, to redeem, prior to maturity, its $70 million of 6.4% Series first mortgage bonds due October 2034 and its $100 million of 6.3% Series first mortgage bonds due September 2035; and

•
an increase in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by a decrease in fossil-fueled generation construction expenditures due to decreased spending on the Ninemile Unit 6 self-rebuild project and money pool activity.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $17.6 million for the six months ended June 30, 2014 compared to decreasing by $3.0 million for the six months ended June 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities provided $109.5 million of cash for the six months ended June 30, 2014 compared to using $40.0 million of cash for the six months ended June 30, 2013 primarily due to:

•	the issuance of $170 million of 5.0% Series first mortgage bonds in June 2014 compared to the issuance of $100 million of 4.7% Series first mortgage bonds in May 2013;

•	the issuance of $40 million of 3.92% Series H Notes by the nuclear fuel company variable interest entity in February 2014;

•	a decrease of $65.4 million in common equity distributions in 2014;

•	money pool activity; and

•	an increase in borrowings of $23.9 million on the nuclear fuel company variable interest entity’s credit facility in 2014 compared to the repayment of borrowings of $12.9 million in 2013.

The increase was partially offset by the borrowings of $100 million on Entergy Louisiana’s credit facility in 2013.

Increases in Entergy Louisiana’s payable to the money pool are a source of cash flow, and Entergy Louisiana’s payable to the money pool increased by $44.2 million for the six months ended June 30, 2014.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to an increase in long-term debt as a result of the issuance of $170 million of 5.0% Series first mortgage bonds in June 2014.

	June 30, 2014	December 31, 2013
Debt to capital	53.6%	52.0%
Effect of excluding securitization bonds	(1.1%)	(1.3%)
Debt to capital, excluding securitization bonds (a)	52.5%	50.7%
Effect of subtracting cash	—%	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	52.5%	49.6%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Following are the current amounts of Entergy Louisiana’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$250	$170	$195
Transmission	160	80	75
Distribution	145	130	135
Other	20	20	15
Total	$575	$400	$420

The updated capital plan for 2014-2016 reflects additional spending for 2014 storms, potential new generation resource requirements, transmission to support economic development through 2016 and reliability as well as other capital plan refinements.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012
(In Thousands)
($44,239)	$17,648	$6,410	$9,433

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2019.  The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2014, there were no cash borrowings and $7.4 million of letters of credit outstanding under the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in June 2016.  As of June 30, 2014, $26.8 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana nuclear fuel company variable interest entity.  See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

In February 2014 the Entergy Louisiana nuclear fuel company variable interest entity issued $40 million of 3.92% Series H Notes due February 2021. The Entergy Louisiana nuclear fuel company variable interest entity used the proceeds to purchase additional nuclear fuel.

In June 2014, Entergy Louisiana issued $170 million of 5% Series first mortgage bonds due July 2044. Entergy Louisiana used the proceeds to pay in July 2014, prior to maturity, its $70 million 6.4% Series first mortgage bonds due October 2034 and to pay in July 2014, prior to maturity, its $100 million 6.3% Series first mortgage bonds due September 2035.

In July 2014, Entergy Louisiana issued $190 million of 3.78% Series first mortgage bonds due April 2025. Entergy Louisiana used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.

In July 2014 the Entergy Louisiana nuclear fuel company variable interest entity redeemed, at maturity, its $50 million of 5.69% Series E Notes.

Hurricane Isaac

As discussed in the Form 10-K, total restoration costs for the repair and replacement of electric facilities damaged by Hurricane Isaac were $247.7 million for Entergy Louisiana. In January 2013, Entergy Louisiana drew $187 million from its funded storm reserve escrow account.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $243.85 million in bonds under Act 55 of the Louisiana Legislature.  From the $240 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $13 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $227 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana then immediately used the $227 million to acquire 2,272,725.89 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

$100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

Entergy Louisiana will not report the bonds on its balance sheet because the bonds are the obligation of the LCDA and there is no recourse against Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana will collect a system restoration charge on behalf of the LURC, and remit the collections to the bond indenture trustee.  Entergy Louisiana will not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  The Ninemile 6 capacity and energy will be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Under terms approved by the LPSC, costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans beginning in the month after the unit is placed in service.  In July 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an unopposed stipulation with the LPSC that estimates a first year revenue requirement associated with Ninemile 6 of $57.1 million for Entergy Louisiana and $28.5 million for Entergy Gulf States Louisiana.  A hearing on the stipulation is scheduled to be held before an ALJ in August 2014.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.  The following are updates to that discussion.

As discussed in the Form 10-K, Entergy Louisiana filed a base rate case in February 2013. Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Louisiana submitted a compliance filing in May 2014 reflecting the effects of the $10 million agreed-upon increase in formula rate plan revenue, the estimated MISO cost recovery mechanism revenue requirement, and the adjustment of the additional capacity mechanism requiring a net increase of approximately $39 million in formula rate plan revenue to be implemented over nine months commencing with the first billing cycle of December 2014. Before rates are implemented in December 2014, an updated compliance filing will be made in November 2014 to further refine the estimated MISO cost recovery mechanism revenue requirement component of the May 2014 compliance filing to then-available actual data.

Also as discussed in the Form 10-K, the LPSC is conducting a prudence review of the Waterford 3 replacement steam generator project with regard to the following aspects of the project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.  In July 2014 the LPSC Staff filed testimony recommending potential project and replacement power cost disallowances of up $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana believes that the replacement steam generator costs were prudently incurred and applicable legal principles support their recovery in rates.  Entergy Louisiana will provide further documentation and explanation requested by the LPSC staff. Cross-answering testimony is due in August 2014 and rebuttal testimony is due in September 2014.  An evidentiary hearing is scheduled for December 2014.

In March 2013, Entergy Louisiana filed a rate case for the Algiers area, which is in New Orleans and is regulated by the City Council. Entergy Louisiana requested a rate increase of $13 million over three years, including a 10.4% return on common equity and a formula rate plan mechanism identical to its LPSC request made in February 2013. In January 2014 the City Council Advisors filed direct testimony recommending a rate increase of $5.56 million over

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

three years, including an 8.13% return on common equity. In June 2014 the City Council unanimously approved a settlement that includes the following:

•	a $9.3 million base rate revenue increase to be phased in on a levelized basis over four years;

•	recovery of an additional $853 thousand annually through a MISO recovery rider; and

•
adoption of a four-year formula rate plan requiring the filing of annual evaluation reports in May of each year, commencing May 2015, with resulting rates being implemented in October of each year. The formula rate plan includes a midpoint target authorized return on common equity of 9.95% with a +/- 40 basis point bandwidth.

The rate increase was effective with bills rendered on and after the first billing cycle of July 2014.

Entergy Gulf States Louisiana and Entergy Louisiana Business Combination Study

In June 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed a business combination study report with the LPSC. The report contains a preliminary analysis of the potential combination of Entergy Gulf States Louisiana and Entergy Louisiana into a single public utility. Though not a formal application, the report provides an overview of the combination and identifies its potential customer benefits. Although not part of the business combination, Entergy Louisiana provided notice to the City Council in June 2014 that it anticipates it will seek authorization to transfer to Entergy New Orleans the assets that currently support Entergy Louisiana’s customers in Algiers. Entergy Gulf States Louisiana and Entergy Louisiana will hold technical conferences and face-to-face meetings with LPSC staff, City Council advisors, and other stakeholders to discuss potential effects of the combination, solicit suggestions and concerns, and identify areas in which additional information might be needed. Entergy Gulf States Louisiana and Entergy Louisiana held a technical conference at the LPSC to discuss the business combination in July 2014 and scheduled a second technical conference to be held in August 2014.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$736,408	$635,805	$1,359,902	$1,241,890

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	168,820	93,152	259,607	211,859
Purchased power	258,624	236,413	507,743	465,422
Nuclear refueling outage expenses	7,763	9,079	16,641	15,931
Other operation and maintenance	119,648	127,225	228,770	232,352
Decommissioning	6,123	5,368	12,169	10,669
Taxes other than income taxes	19,745	18,987	39,490	37,787
Depreciation and amortization	63,146	60,907	125,521	120,745
Other regulatory credits - net	(7,637)	(4,017)	(15,272)	(6,294)
TOTAL	636,232	547,114	1,174,669	1,088,471

OPERATING INCOME	100,176	88,691	185,233	153,419

OTHER INCOME
Allowance for equity funds used during construction	9,216	7,097	18,093	12,839
Interest and investment income	21,086	21,126	42,264	42,915
Miscellaneous - net	1,311	(793)	1,142	(1,653)
TOTAL	31,613	27,430	61,499	54,101

INTEREST EXPENSE
Interest expense	40,686	36,904	81,375	73,333
Allowance for borrowed funds used during construction	(5,053)	(3,036)	(9,516)	(5,484)
TOTAL	35,633	33,868	71,859	67,849

INCOME BEFORE INCOME TAXES	96,156	82,253	174,873	139,671

Income taxes	26,489	20,876	46,828	32,918

NET INCOME	69,667	61,377	128,045	106,753

Preferred dividend requirements and other	1,757	1,738	3,494	3,475

EARNINGS APPLICABLE TO COMMON EQUITY	$67,910	$59,639	$124,551	$103,278

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)

Net Income	$69,667	$61,377	$128,045	$106,753
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense (benefit) of ($180), $542, ($344), and $1,089)	(287)	683	(589)	1,361
Other comprehensive income (loss)	(287)	683	(589)	1,361
Comprehensive Income	$69,380	$62,060	$127,456	$108,114

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$128,045	$106,753
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	171,002	163,907
Deferred income taxes, investment tax credits, and non-current taxes accrued	109,479	69,345
Changes in working capital:
Receivables	(21,077)	(92,534)
Fuel inventory	4,232	538
Accounts payable	10,293	(11,090)
Prepaid taxes and taxes accrued	(32,514)	8,345
Interest accrued	(2,246)	(1,647)
Deferred fuel costs	(75,281)	(10,887)
Other working capital accounts	(31,953)	13,573
Changes in provisions for estimated losses	73	(185,518)
Changes in other regulatory assets	(2,765)	82,219
Changes in other regulatory liabilities	7,356	37,090
Changes in pension and other postretirement liabilities	(13,895)	4,877
Other	(49,954)	48,423
Net cash flow provided by operating activities	200,795	233,394

INVESTING ACTIVITIES
Construction expenditures	(233,235)	(418,402)
Allowance for equity funds used during construction	18,093	12,839
Nuclear fuel purchases	(108,015)	(21,887)
Proceeds from the sale of nuclear fuel	46,045	23,438
Receipts from storm reserve escrow account	—	186,985
Changes to securitization account	1,122	(361)
Proceeds from nuclear decommissioning trust fund sales	29,659	9,492
Investment in nuclear decommissioning trust funds	(34,174)	(15,376)
Changes in money pool receivable - net	17,648	3,023
Changes in other investments - net	(168,512)	—
Net cash flow used in investing activities	(431,369)	(220,249)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	208,147	96,442
Retirement of long-term debt	(27,472)	(18,954)
Changes in credit borrowings - net	23,865	87,202
Change in money pool payable - net	44,239	—
Distributions paid:
Common equity	(135,823)	(201,254)
Preferred membership interests	(3,475)	(3,475)
Other	50	—
Net cash flow provided by (used in) financing activities	109,531	(40,039)

Net decrease in cash and cash equivalents	(121,043)	(26,894)
Cash and cash equivalents at beginning of period	124,007	30,086
Cash and cash equivalents at end of period	$2,964	$3,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$80,790	$72,320
Income taxes	($495)	($697)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$405	$427
Temporary cash investments	2,559	123,580
Total cash and cash equivalents	2,964	124,007
Securitization recovery trust account	3,417	4,539
Accounts receivable:
Customer	171,995	144,836
Allowance for doubtful accounts	(1,152)	(965)
Associated companies	67,073	87,820
Other	13,138	21,420
Accrued unbilled revenues	98,559	93,073
Total accounts receivable	349,613	346,184
Accumulated deferred income taxes	70,477	100,022
Deferred fuel costs	44,889	—
Fuel inventory	19,079	23,311
Materials and supplies - at average cost	156,664	156,487
Deferred nuclear refueling outage costs	38,964	13,670
Prepaid taxes	217,017	184,503
Gas hedge contracts	1,503	2,889
Funds held on deposit	173,909	—
Prepayments and other	38,728	15,223
TOTAL	1,117,224	970,835

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	807,423	807,423
Decommissioning trust funds	366,586	347,274
Non-utility property - at cost (less accumulated depreciation)	305	396
TOTAL	1,174,314	1,155,093

UTILITY PLANT
Electric	8,912,206	8,799,393
Property under capital lease	331,895	331,895
Construction work in progress	753,557	672,883
Nuclear fuel	196,237	147,385
TOTAL UTILITY PLANT	10,193,895	9,951,556
Less - accumulated depreciation and amortization	3,856,970	3,763,234
UTILITY PLANT - NET	6,336,925	6,188,322

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	316,139	309,617
Other regulatory assets (includes securitization property of $146,363 as of June 30, 2014 and $156,103 as of December 31, 2013)	711,746	715,503
Deferred fuel costs	67,998	67,998
Other	46,483	43,025
TOTAL	1,142,366	1,136,143

TOTAL ASSETS	$9,770,829	$9,450,393

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$319,296	$320,231
Short-term borrowings	26,788	2,923
Accounts payable:
Associated companies	106,593	83,655
Other	184,569	162,507
Customer deposits	91,921	90,393
Accumulated deferred income taxes	3,835	338
Interest accrued	39,826	42,072
Deferred fuel costs	—	30,392
Pension and other postretirement liabilities	10,135	10,255
System agreement cost equalization	17,000	17,000
Other	37,080	19,443
TOTAL	837,043	779,209

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,355,954	1,275,584
Accumulated deferred investment tax credits	66,059	67,347
Other regulatory liabilities	540,603	533,247
Decommissioning	491,255	479,086
Accumulated provisions	7,806	7,733
Pension and other postretirement liabilities	344,242	358,017
Long-term debt (includes securitization bonds of $154,518 as of June 30, 2014 and $164,965 as of December 31, 2013)	3,082,920	2,899,285
Other	80,104	75,233
TOTAL	5,968,943	5,695,532

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,875,067	2,885,287
Accumulated other comprehensive loss	(10,224)	(9,635)
TOTAL	2,964,843	2,975,652

TOTAL LIABILITIES AND EQUITY	$9,770,829	$9,450,393

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands)

Balance at December 31, 2012	$100,000	$3,016,628	($46,132)	$3,070,496

Net income	—	106,753	—	106,753
Other comprehensive income	—	—	1,361	1,361
Distributions to parent	—	(20,601)	—	(20,601)
Distributions declared on common equity	—	(201,254)	—	(201,254)
Distributions declared on preferred membership interests	—	(3,475)	—	(3,475)

Balance at June 30, 2013	$100,000	$2,898,051	($44,771)	$2,953,280

Balance at December 31, 2013	$100,000	$2,885,287	($9,635)	$2,975,652

Net income	—	128,045	—	128,045
Other comprehensive loss	—	—	(589)	(589)
Contributions from parent	—	1,052	—	1,052
Distributions declared on common equity	—	(135,823)	—	(135,823)
Distributions declared on preferred membership interests	—	(3,494)	—	(3,494)

Balance at June 30, 2014	$100,000	$2,875,067	($10,224)	$2,964,843

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$196	$178	$18	10
Commercial	152	136	16	12
Industrial	274	234	40	17
Governmental	12	11	1	9
Total retail	634	559	75	13
Sales for resale:
Associated companies	51	31	20	65
Non-associated companies	10	—	10	—
Other	41	46	(5)	(11)
Total	$736	$636	$100	16

Billed Electric Energy Sales (GWh):
Residential	1,878	1,881	(3)	—
Commercial	1,467	1,444	23	2
Industrial	4,238	4,210	28	1
Governmental	124	122	2	2
Total retail	7,707	7,657	50	1
Sales for resale:
Associated companies	848	408	440	108
Non-associated companies	17	10	7	70
Total	8,572	8,075	497	6

	Six Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$396	$365	$31	8
Commercial	282	270	12	4
Industrial	480	479	1	—
Governmental	23	23	—	—
Total retail	1,181	1,137	44	4
Sales for resale:
Associated companies	121	50	71	142
Non-associated companies	16	—	16	—
Other	42	55	(13)	(24)
Total	$1,360	$1,242	$118	10

Billed Electric Energy Sales (GWh):
Residential	4,291	3,883	408	11
Commercial	2,932	2,821	111	4
Industrial	8,279	8,412	(133)	(2)
Governmental	252	247	5	2
Total retail	15,754	15,363	391	3
Sales for resale:
Associated companies	2,066	617	1,449	235
Non-associated companies	97	17	80	471
Total	17,917	15,997	1,920	12

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2014 Compared to Second Quarter 2013

Net income increased $7.6 million primarily due to higher net revenue.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income increased $19.5 million primarily due to higher net revenue.

Net Revenue

Second Quarter 2014 Compared to Second Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2014 to the second quarter 2013:

Amount
(In Millions)
2013 net revenue	$163.5
Retail electric price	12.3
Other	2.7
2014 net revenue	$178.5

The retail electric price variance is primarily due to a formula rate plan increase, as approved by the MPSC, effective September 2013 and an increase in the storm damage rider, as approved by the MPSC, effective October 2013. The increase in the storm damage rider is offset by other operation and maintenance expenses and has no effect on net income. See Note 2 to the financial statements in the Form 10-K for a discussion of rate proceedings.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

•	an increase of $19.6 million in gross wholesale revenues due to the timing of receipt of System Agreement payments and an increase in sales to affiliated customers;

•	an increase of $11 million in fuel cost recovery revenues primarily due to higher fuel rates;

•	an increase of $7.1 million due to the formula rate plan increase, as discussed above;

•	an increase of $4.3 million primarily due to an increase in the storm damage rider, as discussed above; and

•	an increase of $3.8 million due to an increase in the power management rider, as approved by the MPSC, effective February 2014.

Fuel and purchased power expenses increased primarily due to an increase in purchased power as a result of planned plant outages, an increase in the average market price of purchased power, and an increase in deferred fuel

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

expense due to the timing of receipt of System Agreement payments and credits to customers and higher fuel cost recovery revenues as compared to prior year. The increase was partially offset by a decrease in average cost of gas generation.

Other regulatory credits increased primarily due to the deferral, as approved by the MPSC, of non-fuel MISO-related charges. The deferral of non-fuel MISO-related charges is partially offset in operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2014 to the six months ended June 30, 2013:

Amount
(In Millions)
2013 net revenue	$305.2
Retail electric price	26.7
Volume/weather	4.2
Other	5.3
2014 net revenue	$341.4

The retail electric price variance is primarily due to a formula rate plan increase, as approved by the MPSC, effective September 2013 and an increase in the storm damage rider, as approved by the MPSC, effective October 2013. The increase in the storm damage rider is offset by other operation and maintenance expenses and has no effect on net income. See Note 2 to the financial statements in the Form 10-K for a discussion of rate proceedings.

The volume/weather variance is primarily due to an increase of 293 GWh, or 5%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

•	an increase of $29.9 million in gross wholesale revenues due to an increase in sales to affiliated customers and the timing of receipt of System Agreement payments;

•	an increase of $26 million in fuel cost recovery revenues primarily due to higher fuel rates;

•	an increase of $15.4 million due to the formula rate plan increase, as discussed above;

•	an increase of $13.2 million due to an increase in the power management rider, as approved by the MPSC, effective February 2014;

•	the increase related to volume/weather, as discussed above; and

•	an increase of $8.6 million primarily due to an increase in the storm damage rider, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in purchased power as a result of planned plant outages and an increase in the average market price of purchased power. The increase was partially offset by a decrease in deferred fuel expenses primarily due to increased fuel and purchased power costs, partially offset by the timing of receipt of System Agreement payments and credits to customers.

Other regulatory credits decreased primarily due to increased recovery of costs associated with the power management recovery rider. There is no material effect on net income because the power management recovery rider

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

is an exact recovery rider and any differences in revenues and expenses are deferred for future recovery. The decrease was partially offset by the deferral, as approved by the MPSC, of non-fuel MISO-related charges. The deferral of non-fuel MISO-related charges is partially offset in operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Other Income Statement Variances

Second Quarter 2014 Compared to Second Quarter 2013

Other operation and maintenance expenses decreased primarily due to a decrease of $2.2 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business and a decrease of $2.1 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and fewer employees. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs. The decrease was substantially offset by an increase of $2.9 million in storm damage accruals, as approved by the MPSC, effective October 2013, and an increase of $1.1 million due to administration fees in second quarter 2014 related to participation in the MISO RTO.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes in 2014 as compared to the same period in the prior year.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $6.1 million in fossil-fueled generation expenses resulting from a lower scope of work done during plant outages in 2014 as compared to the same period in 2013, partially offset by Baxter Wilson (Unit 1) repair activities in 2014, as discussed below;

•	a decrease of $3.3 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

•
a decrease of $2.8 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and fewer employees. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

The decrease was partially offset by an increase of $6.3 million in storm damage accruals, as approved by the MPSC, effective October 2013, and an increase of $2.4 million due to administration fees in 2014 related to participation in the MISO RTO.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes in 2014 as compared to the same period in the prior year and an increase in local franchise taxes due to higher revenues in 2014 as compared to the same period in the prior year.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 39.9% for the second quarter 2014 and 39.8% for the six months ended June 30, 2014.  The differences in the effective income tax rates for the second quarter 2014 and the six months ended June 30, 2014 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items.

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

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  Entergy Mississippi completed the process of assessing the nature and extent of the damage to the unit and repairs are in progress. The current estimate of costs to return the unit to service is in the range of $45 million to $60 million.  This estimate may change as restorative activities occur.  The costs necessary to return the plant to service are expected to be incurred into late 2014.  Entergy Mississippi believes that the damage is covered by its property insurance policy, subject to a $20 million deductible. In December 2013, Entergy Mississippi made a filing with the MPSC requesting approval for Entergy Mississippi to defer and accumulate the costs incurred in connection with Baxter Wilson repair activities, net of applicable insurance proceeds, with such costs to be recoverable in a manner to be determined by the MPSC. In June 2014, Entergy Mississippi filed a rate case with the MPSC, which includes recovery of the costs associated with Baxter Wilson (Unit 1) repair activities, net of applicable insurance proceeds. The MPSC has not yet acted on this filing.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$31	$52,970
Cash flow provided by (used in):
Operating activities	94,099	60,954
Investing activities	(76,313)	(71,973)
Financing activities	(942)	(38,884)
Net increase (decrease) in cash and cash equivalents	16,844	(49,903)
Cash and cash equivalents at end of period	$16,875	$3,067

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $33.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•	the timing of payments to vendors;

•
System Agreement bandwidth remedy payments of $11.3 million received in the second quarter 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period; and

•
an increase of $8.4 million in income tax refunds in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The income tax refunds in 2014 were refunds of income taxes paid in accordance with intercompany state income tax sharing arrangements.

The increase was partially offset by an increase of $5.6 million in pension contributions in 2014 compared to the same period in 2013.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $4.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to money pool activity, partially offset by a decrease in transmission construction expenditures as a result of decreased scope of work performed in 2014 and a decrease in fossil-fueled generation construction expenditures due to spending on the planned Baxter Wilson outage in 2013.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $6.8 million for the six months ended June 30, 2014 compared to decreasing by $12.0 million for the six months ended June 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $37.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•	the issuance of $100 million of 3.75% Series first mortgage bonds in March 2014;

•	the payment, at maturity, of $100 million of 5.15% Series first mortgage bonds in February 2013;

•	the payment, prior to maturity, of $95 million of 4.95% Series first mortgage bonds in April 2014; and

•	borrowings of $70 million on Entergy Mississippi’s credit facilities in the six months ended June 30, 2013.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio is due to an increase in common equity resulting from an increase in net income.

	June 30, 2014	December 31, 2013
Debt to capital	50.3%	51.4%
Effect of subtracting cash	(0.4%)	—%
Net debt to net capital	49.9%	51.4%

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

Following are the current amounts of Entergy Mississippi’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$55	$25	$35
Transmission	35	75	115
Distribution	110	100	95
Other	10	20	15
Total	$210	$220	$260

The updated capital plan for 2014-2016 reflects additional spending for 2014 storms and the Baxter Wilson unplanned outage event, transmission to support economic development through 2016 and reliability as well as other capital plan refinements.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012
(In Thousands)
$6,796	($3,536)	$4,855	$16,878

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

In May 2014, Entergy Mississippi renewed its three separate credit facilities through May 2015 and entered into a new $10 million credit facility that expires in May 2015. No borrowings were outstanding under the credit facilities as of June 30, 2014.  See Note 4 to the financial statements herein for additional discussion of the credit facilities. In addition, Entergy Mississippi entered into an uncommitted letter of credit facility in 2013 as a means to post collateral to support its obligations under MISO. As of June 30, 2014, a $9.6 million letter of credit was outstanding under Entergy Mississippi’s letter of credit facility.

In March 2014, Entergy Mississippi issued $100 million of 3.75% Series first mortgage bonds due July 2024. Entergy Mississippi used the proceeds to pay, prior to maturity, its $95 million 4.95% Series first mortgage bonds due June 2018 and for general corporate purposes.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery.

Fuel and Purchased Power Recovery

Entergy Mississippi had a deferred fuel balance of $60.4 million as of March 31, 2014. In May 2014, Entergy Mississippi filed for an interim adjustment under its energy cost recovery rider. The interim adjustment proposed a net energy cost factor designed to collect over a six-month period the under-recovered deferred fuel balance as of March 31, 2014 and also reflects a natural gas price of $4.50 per MMBtu. In May 2014, Entergy Mississippi and the Public Utilities Staff entered into a joint stipulation in which Entergy Mississippi agreed to a revised net energy cost factor that reflected the proposed interim adjustment with a reduction in costs recovered through the energy cost recovery rider associated with the suspension of the DOE nuclear waste storage fee. In June 2014 the MPSC approved the joint stipulation and allowed Entergy Mississippi’s interim adjustment. The revised net energy cost factor will remain in effect through the end of 2014.

Retail Rates

In June 2014, Entergy Mississippi filed its first general rate case before the MPSC in almost 12 years.  The rate filing lays out Entergy Mississippi’s plans for improving reliability, modernizing the grid, maintaining its workforce, stabilizing rates, utilizing new technologies, and attracting new industry to its service territory.  Entergy Mississippi requests a net increase in revenue of $49 million for bills rendered during calendar year 2015, including $30 million resulting from new depreciation rates to update the estimated service life of assets.  In addition, the filing proposes, among other things: 1) realigning cost recovery of the Attala and Hinds power plant acquisitions from the power management rider to base rates; 2) including certain MISO-related revenues and expenses in the power management rider; 3) power management rider changes that reflect the changes in costs and revenues that will accompany Entergy Mississippi’s withdrawal from participation in the System Agreement; and 4) a formula rate plan forward test year to allow for known changes in expenses and revenues for the rate effective period.  Entergy Mississippi proposes maintaining the current authorized return on common equity of 10.59%.  A hearing is scheduled for November 2014, and the procedural schedule calls for rates to be effective January 30, 2015.

In August 2012 the MPSC opened inquiries to review whether the current formulaic methodology used to calculate the return on common equity in both Entergy Mississippi’s formula rate plan and Mississippi Power Company’s annual formula rate plan is still appropriate or can be improved to better serve the public interest. The intent of this inquiry and review was for informational purposes only; the evaluation of any recommendations for changes to the existing methodology would take place in a general rate case or in the existing formula rate plan docket. In March 2013 the Staff filed its consultant’s report which noted the return on common equity estimation methods used by Entergy Mississippi and Mississippi Power Company are commonly used throughout the electric utility industry. The report suggested ways in which the methods used by Entergy Mississippi and Mississippi Power Company

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

might be improved, but did not recommend specific changes in the return on common equity formulas or calculations at that time. In June 2014 the MPSC expanded the scope of the August 2012 inquiry to study the merits of adopting a uniform formula rate plan that could be applied, where possible in whole or in part, to both Entergy Mississippi and Mississippi Power Company in order to achieve greater consistency in the plans. The MPSC directed the Public Utilities Staff to investigate and review Entergy Mississippi’s Formula Rate Plan Rider Schedule FRP-5 (Revised) and Mississippi Power Company’s Performance Evaluation Plan by considering the merits and deficiencies and possibilities for improvement of each and then to propose a uniform formula rate plan that, where possible, could be applicable to both companies. No procedural schedule has been set.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$370,638	$326,039	$718,834	$617,680

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	76,513	71,188	133,828	144,749
Purchased power	119,736	93,162	247,788	178,074
Other operation and maintenance	69,342	69,609	124,700	127,559
Taxes other than income taxes	21,733	20,227	44,000	40,114
Depreciation and amortization	28,394	26,900	56,505	53,551
Other regulatory credits - net	(4,143)	(1,856)	(4,182)	(10,299)
TOTAL	311,575	279,230	602,639	533,748

OPERATING INCOME	59,063	46,809	116,195	83,932

OTHER INCOME
Allowance for equity funds used during construction	414	713	849	1,446
Interest and investment income	326	187	664	326
Miscellaneous - net	(1,414)	(976)	(2,253)	(1,834)
TOTAL	(674)	(76)	(740)	(62)

INTEREST EXPENSE
Interest expense	14,396	14,875	28,824	30,168
Allowance for borrowed funds used during construction	(214)	(471)	(442)	(926)
TOTAL	14,182	14,404	28,382	29,242

INCOME BEFORE INCOME TAXES	44,207	32,329	87,073	54,628

Income taxes	17,643	13,375	34,670	21,740

NET INCOME	26,564	18,954	52,403	32,888

Preferred dividend requirements and other	707	707	1,414	1,414

EARNINGS APPLICABLE TO COMMON STOCK	$25,857	$18,247	$50,989	$31,474

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$52,403	$32,888
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	56,505	53,551
Deferred income taxes, investment tax credits, and non-current taxes accrued	7,510	17,319
Changes in assets and liabilities:
Receivables	(9,741)	(34,538)
Fuel inventory	4,379	(1,930)
Accounts payable	3,744	26,511
Taxes accrued	7,321	(24,786)
Interest accrued	1,318	2,283
Deferred fuel costs	(16,537)	(5,751)
Other working capital accounts	(1,672)	(1,030)
Provisions for estimated losses	4,908	9
Other regulatory assets	(2,807)	(1,889)
Pension and other postretirement liabilities	(12,798)	(2,179)
Other assets and liabilities	(434)	496
Net cash flow provided by operating activities	94,099	60,954

INVESTING ACTIVITIES
Construction expenditures	(70,364)	(85,436)
Allowance for equity funds used during construction	849	1,446
Changes in money pool receivable - net	(6,796)	12,023
Other	(2)	(6)
Net cash flow used in investing activities	(76,313)	(71,973)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	99,008	—
Retirement of long-term debt	(95,000)	(100,000)
Changes in credit borrowing, net	—	70,000
Change in money pool payable - net	(3,536)	—
Dividends paid:
Common stock	—	(7,400)
Preferred stock	(1,414)	(1,414)
Other	—	(70)
Net cash flow used in financing activities	(942)	(38,884)

Net increase (decrease) in cash and cash equivalents	16,844	(49,903)
Cash and cash equivalents at beginning of period	31	52,970
Cash and cash equivalents at end of period	$16,875	$3,067

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$26,142	$26,492
Income taxes	($9,440)	($1,008)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,163	$22
Temporary cash investments	15,712	9
Total cash and cash equivalents	16,875	31
Accounts receivable:
Customer	77,220	76,534
Allowance for doubtful accounts	(939)	(906)
Associated companies	27,353	13,794
Other	7,586	9,117
Accrued unbilled revenues	48,633	44,777
Total accounts receivable	159,853	143,316
Deferred fuel costs	54,594	38,057
Fuel inventory - at average cost	44,520	48,899
Materials and supplies - at average cost	41,397	40,849
System agreement cost equalization	15,000	15,000
Prepayments and other	19,457	4,813
TOTAL	351,696	290,965

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,656	4,670
Escrow accounts	41,797	51,795
TOTAL	46,453	56,465

UTILITY PLANT
Electric	3,933,368	3,875,737
Property under capital lease	4,769	5,329
Construction work in progress	39,163	37,316
TOTAL UTILITY PLANT	3,977,300	3,918,382
Less - accumulated depreciation and amortization	1,462,607	1,413,484
UTILITY PLANT - NET	2,514,693	2,504,898

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	57,492	58,716
Other regulatory assets	322,493	318,462
Other	21,411	20,819
TOTAL	401,396	397,997

TOTAL ASSETS	$3,314,238	$3,250,325

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$56,212	$74,144
Other	68,120	52,129
Customer deposits	75,618	74,211
Taxes accrued	60,568	53,247
Accumulated deferred income taxes	37,045	15,413
Interest accrued	21,701	20,383
Other	21,180	19,021
TOTAL	340,444	308,548

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	730,051	746,939
Accumulated deferred investment tax credits	9,222	8,530
Obligations under capital lease	3,576	4,185
Other regulatory liabilities	2,667	2,509
Asset retirement cost liabilities	6,591	6,401
Accumulated provisions	40,582	35,674
Pension and other postretirement liabilities	53,926	66,722
Long-term debt	1,058,775	1,053,670
Other	15,457	15,189
TOTAL	1,920,847	1,939,819

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2014 and 2013	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	803,930	752,941
TOTAL	1,002,566	951,577

TOTAL LIABILITIES AND EQUITY	$3,314,238	$3,250,325

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$199,326	($690)	$681,010	$879,646

Net income	—	—	32,888	32,888
Common stock dividends	—	—	(7,400)	(7,400)
Preferred stock dividends	—	—	(1,414)	(1,414)

Balance at June 30, 2013	$199,326	($690)	$705,084	$903,720

Balance at December 31, 2013	$199,326	($690)	$752,941	$951,577

Net income	—	—	52,403	52,403
Preferred stock dividends	—	—	(1,414)	(1,414)

Balance at June 30, 2014	$199,326	($690)	$803,930	$1,002,566

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$118	$110	$8	7
Commercial	110	99	11	11
Industrial	42	36	6	17
Governmental	11	10	1	10
Total retail	281	255	26	10
Sales for resale:
Associated companies	56	33	23	70
Non-associated companies	3	6	(3)	(50)
Other	31	32	(1)	(3)
Total	$371	$326	$45	14

Billed Electric Energy Sales (GWh):
Residential	1,133	1,149	(16)	(1)
Commercial	1,127	1,108	19	2
Industrial	562	531	31	6
Governmental	99	96	3	3
Total retail	2,921	2,884	37	1
Sales for resale:
Associated companies	795	538	257	48
Non-associated companies	41	75	(34)	(45)
Total	3,757	3,497	260	7

	Six Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$272	$234	$38	16
Commercial	219	195	24	12
Industrial	80	72	8	11
Governmental	22	20	2	10
Total retail	593	521	72	14
Sales for resale:
Associated companies	84	49	35	71
Non-associated companies	7	11	(4)	(36)
Other	35	37	(2)	(5)
Total	$719	$618	$101	16

Billed Electric Energy Sales (GWh):
Residential	2,710	2,509	201	8
Commercial	2,256	2,199	57	3
Industrial	1,090	1,063	27	3
Governmental	198	190	8	4
Total retail	6,254	5,961	293	5
Sales for resale:
Associated companies	1,150	775	375	48
Non-associated companies	76	119	(43)	(36)
Total	7,480	6,855	625	9

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2014 Compared to Second Quarter 2013

Net income increased $5.8 million primarily due to lower other operation and maintenance expenses.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income increased $12.8 million primarily due to lower other operation and maintenance expenses and higher net revenue.

Net Revenue

Second Quarter 2014 Compared to Second Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the second quarter 2014 to the second quarter 2013:

Amount
(In Millions)
2013 net revenue	$61.8
Other	0.5
2014 net revenue	$62.3

Gross operating revenues and fuel expenses

Gross operating revenues increased primarily due to an increase of $23.1 million in gross wholesale revenue primarily due to increased sales to affiliate customers.

Fuel expenses increased primarily due to an increase in gas-fired generation as a result of a prior year outage and an increase in the average market price of natural gas.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2014 to the six months ended June 30, 2013:

Amount
(In Millions)
2013 net revenue	$119.0
Net gas revenue	4.1
Volume/weather	3.5
Other	1.7
2014 net revenue	$128.3

The net gas revenue variance is primarily due to the effect of more favorable weather primarily in the residential and commercial sectors in 2014 as compared to the same period in prior year.

The volume/weather variance is primarily due to an increase of 140 GWh, or 6%, in billed electricity usage, primarily in the residential sector, due to the effect of more favorable weather in 2014 as compared to the same period in prior year.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $40.1 million in gross wholesale revenue primarily due to increased sales to affiliate customers;

•	an increase of $10.2 million in gas fuel cost recovery revenues due to higher fuel rates;

•	an increase of $7.4 million in electric fuel cost recovery revenues due to an increase in volume; and

•	the increase related to volume/weather, as discussed above.

Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel and purchased power expenses increased primarily due to:

•	an increase in the average market prices of natural gas and purchased power;

•	an increase in gas-fired generation as a result of a prior year outage; and

•	an increase in gas purchased for resale as a result of an increase in price and volume.

Other Income Statement Variances

Second Quarter 2014 Compared to Second Quarter 2013

Other operation and maintenance expenses decreased primarily due to a decrease of $8.2 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages as compared to prior year.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Other operation and maintenance expenses decreased primarily due to a decrease of $10.6 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages as compared to prior year.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 33.9% for the second quarter 2014 and 32.6% for the six months ended June 30, 2014.  The differences in the effective income tax rates for the second quarter 2014 and the six months ended June 30, 2014 versus the federal statutory rate of 35% were primarily due to flow-through tax accounting, partially offset by state income taxes and certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$33,489	$9,391
Cash flow provided by (used in):
Operating activities	15,802	23,944
Investing activities	(32,106)	(103,326)
Financing activities	(513)	98,487
Net increase (decrease) in cash and cash equivalents	(16,817)	19,105
Cash and cash equivalents at end of period	$16,672	$28,496

Operating Activities

Net cash flow provided by operating activities decreased $8.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the payment of calendar year 2012 System Agreement bandwidth remedy receipts of $15 million to the City of New Orleans in June 2014 for use in the streetlight conversion program, as directed by the City Council. The decrease in cash flow was partially offset by the timing of collection of receivables from customers.

Investing Activities

Net cash flow used in investing activities decreased $71.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•	money pool activity;

•	a decrease in fossil-fueled generation construction expenditures due to spending in 2013 on various projects; and

•	a decrease in transmission construction expenditures as a result of decreased scope of work in 2014.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $2.0 million for the six months ended June 30, 2014 compared to increasing $63.7 million for the six months ended June 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Financing Activities

Entergy New Orleans’s financing activities used $0.5 million of cash for the six months ended June 30, 2014 compared to providing $98.5 million of cash for the six months ended June 30, 2013 primarily due to the issuance of $100 million of 3.9% Series first mortgage bonds in June 2013. See Note 5 to the financial statements in the Form 10-K.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2014	December 31, 2013
Debt to capital	48.5%	50.0%
Effect of subtracting cash	(2.0%)	(4.0%)
Net debt to net capital	46.5%	46.0%

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

Following are the current amounts of Entergy New Orleans’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Transmission	$15	$20	$15
Distribution	35	30	25
Other	25	25	25
Total	$75	$75	$65

The updated capital plan for 2014-2016 reflects additional spending for potential new generation resource requirements, transmission to support economic development through 2016 and reliability as well as other capital plan refinements.

Entergy New Orleans’s receivables from the money pool were as follows:

June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012
(In Thousands)
$6,772	$4,737	$66,606	$2,923

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2014.  No borrowings were outstanding under the facility as of June 30, 2014.   See Note 4 to the financial statements herein for additional discussion of the credit facility. In addition, Entergy New Orleans entered into an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of June 30, 2014, a $3.3 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility.

Entergy New Orleans has obtained short-term borrowing authorization from the FERC under which it may borrow through October 2015, up to the aggregate amount, at any one time outstanding, of $100 million. See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits. The long-term securities issuances for Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through July 2016.

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  The Ninemile 6 capacity and energy will be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Entergy New Orleans expects to recover the costs associated with Ninemile 6 through a rider until new base rates are established in its next base rate proceeding.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation.

Storm Cost Recovery Filings with Retail Regulators

As discussed in "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Liquidity and Capital Resources - Hurricane Isaac" in the Form 10-K, total restoration costs for the repair and replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow account to partially offset these costs. In February 2014, Entergy New Orleans made a filing with the City Council seeking certification of the Hurricane Isaac costs. In July 2014 the City Council adopted a procedural schedule that provides for hearings on the merits in September 2015.

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

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$147,941	$121,426	$288,168	$235,389
Natural gas	22,048	21,415	68,388	53,918
TOTAL	169,989	142,841	356,556	289,307

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	43,704	12,586	94,866	41,449
Purchased power	63,758	68,164	132,903	128,323
Other operation and maintenance	28,240	37,134	56,371	68,367
Taxes other than income taxes	11,479	11,522	24,614	23,768
Depreciation and amortization	9,741	9,559	19,206	19,002
Other regulatory charges - net	205	249	453	499
TOTAL	157,127	139,214	328,413	281,408

OPERATING INCOME	12,862	3,627	28,143	7,899

OTHER INCOME
Allowance for equity funds used during construction	205	263	560	433
Interest and investment income	21	23	38	44
Miscellaneous - net	(237)	(328)	(584)	(644)
TOTAL	(11)	(42)	14	(167)

INTEREST EXPENSE
Interest expense	3,303	3,448	6,665	6,651
Allowance for borrowed funds used during construction	(101)	(135)	(274)	(221)
TOTAL	3,202	3,313	6,391	6,430

INCOME BEFORE INCOME TAXES	9,649	272	21,766	1,302

Income taxes	3,275	(326)	7,098	(603)

NET INCOME	6,374	598	14,668	1,905

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO COMMON STOCK	$6,133	$357	$14,186	$1,423

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$14,668	$1,905
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	19,206	19,002
Deferred income taxes, investment tax credits, and non-current taxes accrued	7,517	(12,061)
Changes in assets and liabilities:
Receivables	4,023	(1,942)
Fuel inventory	1,931	420
Accounts payable	(8,262)	2,790
Prepaid taxes and taxes accrued	330	(1,047)
Interest accrued	(484)	(219)
Deferred fuel costs	(16,496)	959
Other working capital accounts	(10,652)	(4,557)
Provisions for estimated losses	5,805	(4,250)
Other regulatory assets	2,491	12,461
Pension and other postretirement liabilities	(6,333)	(1,086)
Other assets and liabilities	2,058	11,569
Net cash flow provided by operating activities	15,802	23,944

INVESTING ACTIVITIES
Construction expenditures	(27,016)	(44,018)
Allowance for equity funds used during construction	560	433
Change in money pool receivable - net	(2,035)	(63,683)
Receipts from storm reserve escrow account	—	7,749
Payments to storm reserve escrow account	(3,615)	(3,807)
Net cash flow used in investing activities	(32,106)	(103,326)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	99,024
Dividends paid:
Preferred stock	(482)	(482)
Other	(31)	(55)
Net cash flow provided by (used in) financing activities	(513)	98,487

Net increase (decrease) in cash and cash equivalents	(16,817)	19,105
Cash and cash equivalents at beginning of period	33,489	9,391
Cash and cash equivalents at end of period	$16,672	$28,496

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$6,694	$6,254
Income taxes	$—	$425

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$1,023	$317
Temporary cash investments	15,649	33,172
Total cash and cash equivalents	16,672	33,489
Accounts receivable:
Customer	40,252	38,872
Allowance for doubtful accounts	(351)	(974)
Associated companies	32,083	32,273
Other	1,256	2,667
Accrued unbilled revenues	16,355	18,745
Total accounts receivable	89,595	91,583
Accumulated deferred income taxes	11,459	12,018
Fuel inventory - at average cost	1,068	2,999
Materials and supplies - at average cost	12,027	11,696
Prepayments and other	19,265	4,178
TOTAL	150,086	155,963

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	14,128	10,513
TOTAL	15,144	11,529

UTILITY PLANT
Electric	922,637	889,629
Natural gas	223,834	222,463
Construction work in progress	12,757	29,312
TOTAL UTILITY PLANT	1,159,228	1,141,404
Less - accumulated depreciation and amortization	581,801	566,948
UTILITY PLANT - NET	577,427	574,456

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	1,106	—
Deferred fuel costs	4,080	4,080
Other regulatory assets	133,594	137,191
Other	6,004	5,577
TOTAL	144,784	146,848

TOTAL ASSETS	$887,441	$888,796

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$25,669	$36,193
Other	28,707	27,840
Customer deposits	23,680	22,959
Taxes accrued	1,839	1,509
Interest accrued	3,114	3,598
Deferred fuel costs	6,649	23,145
System agreement cost equalization	14,851	17,040
Other	10,621	4,387
TOTAL CURRENT LIABILITIES	115,130	136,671

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	193,905	183,636
Accumulated deferred investment tax credits	973	1,082
Regulatory liability for income taxes - net	—	2,495
Other regulatory liabilities	27,554	26,361
Asset retirement cost liabilities	2,427	2,347
Accumulated provisions	20,805	15,000
Pension and other postretirement liabilities	26,164	32,497
Long-term debt	225,902	225,944
Gas system rebuild insurance proceeds	28,129	32,760
Other	6,203	3,940
TOTAL NON-CURRENT LIABILITIES	532,062	526,062

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2014 and 2013	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	150,431	136,245
TOTAL	220,469	206,283

TOTAL LIABILITIES AND EQUITY	$887,441	$888,796

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$33,744	$36,294	$125,527	$195,565

Net income	—	—	1,905	1,905
Preferred stock dividends	—	—	(482)	(482)

Balance at June 30, 2013	$33,744	$36,294	$126,950	$196,988

Balance at December 31, 2013	$33,744	$36,294	$136,245	$206,283

Net income	—	—	14,668	14,668
Preferred stock dividends	—	—	(482)	(482)

Balance at June 30, 2014	$33,744	$36,294	$150,431	$220,469

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$43	$43	$—	—
Commercial	45	43	2	5
Industrial	9	8	1	13
Governmental	16	16	—	—
Total retail	113	110	3	3
Sales for resale:
Associated companies	27	4	23	575
Non-associated companies	1	—	1	—
Other	7	7	—	—
Total	$148	$121	$27	22

Billed Electric Energy Sales (GWh):
Residential	394	393	1	—
Commercial	491	475	16	3
Industrial	114	116	(2)	(2)
Governmental	181	182	(1)	(1)
Total retail	1,180	1,166	14	1
Sales for resale:
Associated companies	433	70	363	519
Non-associated companies	1	1	—	—
Total	1,614	1,237	377	30

	Six Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$97	$88	$9	10
Commercial	88	85	3	4
Industrial	17	16	1	6
Governmental	31	32	(1)	(3)
Total retail	233	221	12	5
Sales for resale:
Associated companies	45	8	37	463
Non associated companies	4	—	4	—
Other	6	6	—	—
Total	$288	$235	$53	23

Billed Electric Energy Sales (GWh):
Residential	935	825	110	13
Commercial	963	926	37	4
Industrial	220	219	1	—
Governmental	356	364	(8)	(2)
Total retail	2,474	2,334	140	6
Sales for resale:
Associated companies	700	156	544	349
Non-associated companies	11	2	9	450
Total	3,185	2,492	693	28

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2014 Compared to Second Quarter 2013

Net income increased $7.6 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by higher taxes other than income taxes.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income increased $19.9 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by higher taxes other than income taxes and higher depreciation and amortization expenses.

Net Revenue

Second Quarter 2014 Compared to Second Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2014 to the second quarter 2013:

Amount
(In Millions)
2013 net revenue	$144.3
Purchased power capacity	13.0
Retail electric price	6.1
Transmission revenue	(3.8)
Net wholesale revenue	(5.0)
Reserve equalization	(6.2)
Other	5.8
2014 net revenue	$154.2

The purchased power capacity variance is primarily due to a decrease in expenses due to contract changes.

The retail electric price variance is primarily due to an annual base rate increase of $18.5 million, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case. See Note 2 to the financial statements herein for further discussion of the rate case.

The transmission revenue variance is primarily due to changes as a result of participation in the MISO RTO in 2014.

The net wholesale revenue variance is primarily due to contract changes for municipals and co-op customers.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The reserve equalization variance is primarily due to increased reserve equalization expense as a result of the changes in the Entergy System generation mix compared to the same period in 2013.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $43.9 million in fuel cost recovery revenues primarily due to higher fuel rates, partially offset by a decrease in gross wholesale revenues as a result of a decrease in sales to affiliated customers and contract changes for municipals and co-ops customers.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power and a shift from purchased power to higher-priced gas-fired generation.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2014 to the six months ended June 30, 2013:

Amount
(In Millions)
2013 net revenue	$265.1
Purchased power capacity	22.7
Volume/weather	15.3
Retail electric price	7.0
Transmission revenue	(5.3)
Reserve equalization	(10.8)
Net wholesale revenue	(11.8)
Other	7.3
2014 net revenue	$289.5

The purchased power capacity variance is primarily due to a decrease in expenses due to contract changes.

The volume/weather variance is primarily due to an increase of 962 GWh, or 13%, in billed electricity usage, including the effect of favorable weather on residential sales and increased industrial usage primarily in the petroleum industry.

The retail electric price variance is primarily due to an annual base rate increase of $18.5 million, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case. See Note 2 to the financial statements herein for further discussion of the rate case.

The transmission revenue variance is primarily due to changes as a result of participation in the MISO RTO in 2014.

The reserve equalization variance is primarily due to increased reserve equalization expense as a result of the changes in the Entergy System generation mix compared to the same period in 2013.

The net wholesale revenue variance is primarily due to contract changes for municipals and co-op customers.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $157.2 million in fuel cost recovery revenues primarily due to higher fuel rates and the increase related to volume/weather, as discussed above, partially offset by a

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

decrease in gross wholesale revenues as a result of a decrease in sales to affiliated customers and contract changes for municipals and co-ops customers.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power, a shift from purchased power to higher-priced gas-fired generation, and an increase in deferred fuel expenses due to interim fuel refunds in 2013, partially offset by a decrease in recovery of fuel costs.

Other Income Statement Variances

Second Quarter 2014 Compared to Second Quarter 2013

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $3.3 million in fossil-fueled generation expenses resulting from an overall lower scope of work done compared to prior year;

•	a decrease of $2.6 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business;

•
a decrease of $2.3 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and fewer employees.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $1.2 million in contract work relating primarily to vegetation maintenance.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher gross receipts. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $5.8 million in fossil-fueled generation expenses resulting from an overall lower scope of work done compared to prior year;

•	a decrease of $4 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business;

•
a decrease of $3.1 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and fewer employees.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $1.4 million in contract work relating primarily to vegetation maintenance.

Taxes other than income taxes increased primarily due to a reduction in the provision recorded for sales and use taxes in 2013 and an increase in local franchise taxes resulting from higher gross receipts. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Income Taxes

The effective income tax rate was 39.2% for the second quarter 2014 and 39.2% for the six months ended June 30, 2014. The differences in the effective income tax rates for the second quarter 2014 and for the six months ended

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

June 30, 2014 versus the federal statutory rate of 35% were primarily due to certain book and tax differences related to utility plant items and state income taxes.

The effective income tax rate was 40.1% for the second quarter 2013 and 46.5% for the six months ended June 30, 2013. The differences in the effective income tax rates for the second quarter 2013 and the six months ended June 30, 2013 versus the federal statutory rate of 35% were primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$46,488	$60,236
Cash flow provided by (used in):
Operating activities	128,331	93,516
Investing activities	(72,936)	(101,881)
Financing activities	(89,561)	(33,319)
Net decrease in cash and cash equivalents	(34,166)	(41,684)
Cash and cash equivalents at end of period	$12,322	$18,552

Operating Activities

Net cash flow provided by operating activities increased $34.8 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•	$86.1 million of fuel cost refunds in the first quarter 2013. See Note 2 to the financial statements in the Form 10-K for discussion of the fuel cost refunds;

•
System Agreement bandwidth remedy payments of $48.6 million received in the second quarter 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period; and

•
the remaining $9.5 million of System Agreement bandwidth remedy receipts resulting from FERC’s October 2011 order for the period June - December 2005 were credited to Entergy Texas customers in the first quarter 2013.

The increase was substantially offset by income tax payments of $2.6 million for the six months ended June 30, 2014 compared to income tax refunds of $94.2 million for the six months ended June 30, 2013. Entergy Texas had income tax refunds in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The refunds resulted from the utilization of Entergy Texas’s taxable losses against taxable income of other members of the Entergy consolidated group.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Investing Activities

Net cash flow used in investing activities decreased $28.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to money pool activity and lower fossil-fueled generation construction expenditures due to a greater scope of projects in 2013.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $1.6 million for the six months ended June 30, 2014 compared to increasing by $21.1 million for the six months ended June 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $56.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to $40 million in common stock dividends paid in 2014. Entergy Texas issued $135 million of 5.625% Series first mortgage bonds in May 2014 and retired $150 million of 7.875% Series first mortgage bonds in June 2014. See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2014	December 31, 2013
Debt to capital	63.2%	63.7%
Effect of excluding the securitization bonds	(12.2%)	(12.6%)
Debt to capital, excluding securitization bonds (a)	51.0%	51.1%
Effect of subtracting cash	(0.4%)	(1.3%)
Net debt to net capital, excluding securitization bonds (a)	50.6%	49.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Following are the current amounts of Entergy Texas’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$55	$25	$45
Transmission	65	135	135
Distribution	85	80	90
Other	10	30	20
Total	$215	$270	$290

The updated capital plan for 2014-2016 reflects spending for potential new generation resource requirements, transmission to support economic development through 2016 and reliability as well as other capital plan refinements.

Entergy Texas’s receivables from the money pool were as follows:

June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012
(In Thousands)
$4,671	$6,287	$40,293	$19,175

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2019.  The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2014, there were no cash borrowings and $23.3 million of letters of credit outstanding under the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

In May 2014, Entergy Texas issued $135 million of 5.625% Series first mortgage bonds due June 2064. Entergy Texas used the proceeds to pay, prior to maturity, a portion of its $150 million of 7.875% Series first mortgage bonds due June 2039 and for general corporate purposes.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  Following is an update to that discussion.

Filings with the PUCT

2013 Rate Case

In September 2013, Entergy Texas filed a rate case requesting a $38.6 million base rate increase reflecting a 10.4% return on common equity based on an adjusted test year ending March 31, 2013.  The rate case also proposed (1) a rough production cost equalization adjustment rider recovering Entergy Texas’s payment to Entergy New Orleans to achieve rough production cost equalization based on calendar year 2012 production costs and (2) a rate case expense rider recovering the cost of the 2013 rate case and certain costs associated with previous rate cases. The rate case filing also included a request to reconcile $0.9 billion of fuel and purchased power costs and fuel revenues covering the period July 2011 through March 2013.  The fuel reconciliation also reflects special circumstances fuel cost recovery of approximately $22 million of purchased power capacity costs. In January 2014 the PUCT staff filed direct testimony recommending a retail rate reduction of $0.3 million and a 9.2% return on common equity. In March 2014, Entergy

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Texas filed an Agreed Motion for Interim Rates. The motion explained that the parties to this proceeding have agreed that Entergy Texas should be allowed to implement new rates reflecting an $18.5 million base rate increase, effective for usage on and after April 1, 2014, as well as recovery of charges for rough production cost equalization and rate case expenses. In March 2014 the State Office of Administrative Hearings, the body assigned to hear the case, approved the motion. In April 2014, Entergy Texas filed a unanimous stipulation in this case. Among other things, the stipulation provides for an $18.5 million base rate increase, recovery over three years of the calendar year 2012 rough production cost equalization charges and rate case expenses, and states a 9.8% return on common equity. In addition, the stipulation finalizes the fuel and purchased power reconciliation covering the period July 2011 through March 2013, with the parties stipulating an immaterial fuel disallowance. No special circumstances recovery of purchased power capacity costs was allowed. In April 2014 the State Office of Administrative Hearings remanded the case back to the PUCT for final processing. In May 2014 the PUCT approved the stipulation. No motions for rehearing were filed during the statutory rehearing period.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$482,932	$455,100	$923,188	$761,273

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	89,258	60,044	140,226	33,944
Purchased power	223,213	234,228	458,039	426,947
Other operation and maintenance	58,979	67,177	110,189	123,667
Taxes other than income taxes	17,260	15,051	33,758	29,701
Depreciation and amortization	24,842	23,712	49,357	47,072
Other regulatory charges - net	16,222	16,533	35,405	35,310
TOTAL	429,774	416,745	826,974	696,641

OPERATING INCOME	53,158	38,355	96,214	64,632

OTHER INCOME
Allowance for equity funds used during construction	611	1,910	1,456	2,669
Interest and investment income	172	339	475	686
Miscellaneous - net	(876)	(485)	(1,340)	(1,343)
TOTAL	(93)	1,764	591	2,012

INTEREST EXPENSE
Interest expense	22,948	23,151	45,609	46,332
Allowance for borrowed funds used during construction	(426)	(1,331)	(1,015)	(1,886)
TOTAL	22,522	21,820	44,594	44,446

INCOME BEFORE INCOME TAXES	30,543	18,299	52,211	22,198

Income taxes	11,958	7,346	20,461	10,323

NET INCOME	$18,585	$10,953	$31,750	$11,875

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$31,750	$11,875
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	49,357	47,072
Deferred income taxes, investment tax credits, and non-current taxes accrued	(52,824)	(28,187)
Changes in assets and liabilities:
Receivables	(34,427)	(43,776)
Fuel inventory	(1,025)	(4,337)
Accounts payable	20,243	36,679
Taxes accrued and prepaid taxes	61,678	120,352
Interest accrued	(499)	(394)
Deferred fuel costs	3,803	(93,518)
Other working capital accounts	(8,354)	4,387
Provisions for estimated losses	75	2,124
Other regulatory assets	42,842	46,800
Pension and other postretirement liabilities	(10,992)	(4,303)
Other assets and liabilities	26,704	(1,258)
Net cash flow provided by operating activities	128,331	93,516

INVESTING ACTIVITIES
Construction expenditures	(82,352)	(92,149)
Allowance for equity funds used during construction	1,461	2,669
Change in money pool receivable - net	1,616	(21,118)
Changes in securitization account	6,339	8,717
Net cash flow used in investing activities	(72,936)	(101,881)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	131,436	—
Retirement of long-term debt	(184,343)	(33,157)
Dividends paid:
Common stock	(40,000)	—
Other	3,346	(162)
Net cash flow used in financing activities	(89,561)	(33,319)

Net decrease in cash and cash equivalents	(34,166)	(41,684)
Cash and cash equivalents at beginning of period	46,488	60,236
Cash and cash equivalents at end of period	$12,322	$18,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$44,178	$44,663
Income taxes	$2,572	($94,189)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,499	$2,432
Temporary cash investments	10,823	44,056
Total cash and cash equivalents	12,322	46,488
Securitization recovery trust account	31,172	37,511
Accounts receivable:
Customer	78,395	76,957
Allowance for doubtful accounts	(559)	(443)
Associated companies	107,570	76,494
Other	10,339	10,897
Accrued unbilled revenues	44,038	43,067
Total accounts receivable	239,783	206,972
Fuel inventory - at average cost	56,360	55,335
Materials and supplies - at average cost	34,359	34,068
System agreement cost equalization	13,851	16,040
Prepaid taxes	—	55,635
Prepayments and other	59,196	34,458
TOTAL	447,043	486,507

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	669	687
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	18,799	18,161
TOTAL	19,844	19,224

UTILITY PLANT
Electric	3,692,693	3,616,061
Construction work in progress	84,539	94,743
TOTAL UTILITY PLANT	3,777,232	3,710,804
Less - accumulated depreciation and amortization	1,423,219	1,387,303
UTILITY PLANT - NET	2,354,013	2,323,501

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	127,338	129,069
Other regulatory assets (includes securitization property of $555,466 as of June 30, 2014 and $585,152 as of December 31, 2013)	878,123	919,234
Long-term receivables - associated companies	26,961	27,900
Other	15,869	16,425
TOTAL	1,048,291	1,092,628

TOTAL ASSETS	$3,869,191	$3,921,860

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,000	$—
Accounts payable:
Associated companies	119,856	112,309
Other	82,910	73,682
Customer deposits	41,460	38,721
Taxes accrued	6,043	—
Accumulated deferred income taxes	26,366	33,847
Interest accrued	30,747	31,246
Deferred fuel costs	7,896	4,093
Pension and other postretirement liabilities	743	786
System agreement cost equalization	12,000	12,000
Other	35,237	23,490
TOTAL	563,258	330,174

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	975,599	1,022,955
Accumulated deferred investment tax credits	15,433	16,147
Other regulatory liabilities	22,720	5,194
Asset retirement cost liabilities	4,477	4,349
Accumulated provisions	9,154	9,079
Pension and other postretirement liabilities	40,304	51,253
Long-term debt (includes securitization bonds of $594,755 as of June 30, 2014 and $629,087 as of December 31, 2013)	1,307,817	1,556,939
Other	51,652	38,743
TOTAL	2,427,156	2,704,659

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2014 and 2013	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	347,331	355,581
TOTAL	878,777	887,027

TOTAL LIABILITIES AND EQUITY	$3,869,191	$3,921,860

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$49,452	$481,994	$322,700	$854,146

Net income	—	—	11,875	11,875

Balance at June 30, 2013	$49,452	$481,994	$334,575	$866,021

Balance at December 31, 2013	$49,452	$481,994	$355,581	$887,027

Net income	—	—	31,750	31,750
Common stock dividends	—	—	(40,000)	(40,000)

Balance at June 30, 2014	$49,452	$481,994	$347,331	$878,777

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$141	$136	$5	4
Commercial	97	85	12	14
Industrial	121	85	36	42
Governmental	7	6	1	17
Total retail	366	312	54	17
Sales for resale:
Associated companies	95	109	(14)	(13)
Non-associated companies	3	9	(6)	(67)
Other	19	25	(6)	(24)
Total	$483	$455	$28	6

Billed Electric Energy Sales (GWh):
Residential	1,169	1,203	(34)	(3)
Commercial	1,049	1,034	15	1
Industrial	1,860	1,517	343	23
Governmental	68	68	—	—
Total retail	4,146	3,822	324	8
Sales for resale:
Associated companies	1,423	1,740	(317)	(18)
Non-associated companies	18	160	(142)	(89)
Total	5,587	5,722	(135)	(2)

	Six Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$306	$237	$69	29
Commercial	185	138	47	34
Industrial	216	135	81	60
Governmental	13	10	3	30
Total retail	720	520	200	38
Sales for resale:
Associated companies	170	193	(23)	(12)
Non-associated companies	15	18	(3)	(17)
Other	18	30	(12)	(40)
Total	$923	$761	$162	21

Billed Electric Energy Sales (GWh):
Residential	2,702	2,466	236	10
Commercial	2,095	2,015	80	4
Industrial	3,582	2,936	646	22
Governmental	136	136	—	—
Total retail	8,515	7,553	962	13
Sales for resale:
Associated companies	2,453	3,065	(612)	(20)
Non-associated companies	154	322	(168)	(52)
Total	11,122	10,940	182	2

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

Second Quarter 2014 Compared to Second Quarter 2013

Net income decreased $1.8 million primarily due to lower operating revenues resulting from lower rate base as compared with the same period in the prior year.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net income decreased $5.2 million primarily due to lower operating revenues resulting from lower rate base as compared with the same period in the prior year.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$127,142	$83,622

Cash flow provided by (used in):
Operating activities	173,357	16,406
Investing activities	(186,375)	(19,437)
Financing activities	(26,370)	(79,971)
Net decrease in cash and cash equivalents	(39,388)	(83,002)

Cash and cash equivalents at end of period	$87,754	$620

Operating Activities

Net cash flow provided by operating activities increased $157 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to a decrease of $198.7 million in income tax payments in 2014. The decrease was offset by spending on the Grand Gulf refueling outage in 2014 and an increase of $5.3 million in pension contributions in 2014. System Energy had income tax payments in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments resulted primarily from the reversal of temporary differences for which System Energy had previously claimed a tax deduction. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities increased $166.9 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle and money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $27.2 million for the six months ended June 30, 2014 compared to decreasing by $26.9 million for the six months ended June 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used by financing activities decreased $53.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to borrowings of $65.4 million on the nuclear fuel company variable interest entity’s credit facility in 2014 compared to repayments of $38.9 million on the nuclear fuel company variable interest entity’s credit facility in 2013. This decrease was offset by money pool activity.

Increases in System Energy’s payable to the money pool are a source of cash flow, and System Energy’s payable to the money pool increased by $51.1 million for the six months ended June 30, 2013.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for details on long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2014	December 31, 2013
Debt to capital	46.8%	46.4%
Effect of subtracting cash	(3.0%)	(4.6%)
Net debt to net capital	43.8%	41.8%

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

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Following are the current amounts of System Energy’s planned construction and other capital investments.

	2014	2015	2016
	(In Millions)
Planned construction and capital investment:
Generation	$65	$50	$55
Other	5	5	5
Total	$70	$55	$60

The updated capital plan for 2014-2016 reflects spending for specific investments and initiatives as well as other capital plan refinements.

System Energy’s receivables from or (payables to) the money pool were as follows:

June 30, 2014	December 31, 2013	June 30, 2013	December 31, 2012
(In Thousands)
$36,456	$9,223	($51,092)	$26,915

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016.  As of June 30, 2014, $65.4 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity.  See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$163,830	$172,177	$321,497	$340,755

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	23,111	28,586	37,259	50,103
Nuclear refueling outage expenses	5,511	7,358	11,693	14,715
Other operation and maintenance	34,122	40,437	68,800	80,378
Decommissioning	10,368	8,787	20,560	17,418
Taxes other than income taxes	6,352	6,484	12,874	12,973
Depreciation and amortization	35,985	32,030	73,311	67,446
Other regulatory credits - net	(8,166)	(3,137)	(11,576)	(5,962)
TOTAL	107,283	120,545	212,921	237,071

OPERATING INCOME	56,547	51,632	108,576	103,684

OTHER INCOME
Allowance for equity funds used during construction	986	1,732	2,204	3,203
Interest and investment income	1,388	2,514	5,803	5,191
Miscellaneous - net	(96)	(191)	(201)	(359)
TOTAL	2,278	4,055	7,806	8,035

INTEREST EXPENSE
Interest expense	13,354	9,451	27,601	18,655
Allowance for borrowed funds used during construction	(415)	(203)	(582)	(381)
TOTAL	12,939	9,248	27,019	18,274

INCOME BEFORE INCOME TAXES	45,886	46,439	89,363	93,445

Income taxes	19,955	18,705	38,813	37,705

NET INCOME	$25,931	$27,734	$50,550	$55,740

See Notes to Financial Statements.

(page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$50,550	$55,740
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	122,932	124,192
Deferred income taxes, investment tax credits, and non-current taxes accrued	43,603	34,693
Changes in assets and liabilities:
Receivables	43,554	11,076
Accounts payable	(8,232)	43
Taxes accrued and prepaid taxes	(18,406)	(211,986)
Interest accrued	5,890	(3,254)
Other working capital accounts	(31,953)	8,537
Other regulatory assets	4,692	11,145
Pension and other postretirement liabilities	(5,930)	(1,777)
Other assets and liabilities	(33,343)	(12,003)
Net cash flow provided by operating activities	173,357	16,406

INVESTING ACTIVITIES
Construction expenditures	(37,453)	(30,515)
Allowance for equity funds used during construction	2,204	3,203
Nuclear fuel purchases	(152,527)	(29,802)
Proceeds from the sale of nuclear fuel	43,992	26,522
Proceeds from nuclear decommissioning trust fund sales	231,632	91,230
Investment in nuclear decommissioning trust funds	(246,990)	(106,990)
Changes in money pool receivable - net	(27,233)	26,915
Net cash flow used in investing activities	(186,375)	(19,437)

FINANCING ACTIVITIES
Retirement of long-term debt	(46,743)	(40,902)
Changes in money pool payable - net	—	51,092
Changes in credit borrowings - net	65,400	(38,934)
Dividends paid:
Common stock	(45,000)	(50,000)
Other	(27)	(1,227)
Net cash flow used in financing activities	(26,370)	(79,971)

Net decrease in cash and cash equivalents	(39,388)	(83,002)
Cash and cash equivalents at beginning of period	127,142	83,622
Cash and cash equivalents at end of period	$87,754	$620

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$16,364	$17,578
Income taxes	$5,564	$204,219

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,519	$62,561
Temporary cash investments	84,235	64,581
Total cash and cash equivalents	87,754	127,142
Accounts receivable:
Associated companies	91,139	104,419
Other	3,359	6,400
Total accounts receivable	94,498	110,819
Materials and supplies - at average cost	84,172	85,118
Deferred nuclear refueling outage costs	38,918	7,853
Prepaid taxes	7,285	—
Prepayments and other	6,071	1,727
TOTAL	318,698	332,659

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	645,225	603,896
TOTAL	645,225	603,896

UTILITY PLANT
Electric	4,137,678	4,124,647
Property under capital lease	570,872	570,872
Construction work in progress	34,128	29,061
Nuclear fuel	288,467	188,824
TOTAL UTILITY PLANT	5,031,145	4,913,404
Less - accumulated depreciation and amortization	2,752,375	2,699,263
UTILITY PLANT - NET	2,278,770	2,214,141

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	110,958	115,492
Other regulatory assets	261,582	261,740
Other	15,032	15,996
TOTAL	387,572	393,228

TOTAL ASSETS	$3,630,265	$3,543,924

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$75,160	$48,653
Short-term borrowings	65,400	—
Accounts payable:
Associated companies	4,288	12,778
Other	33,895	31,862
Taxes accrued	—	11,121
Accumulated deferred income taxes	14,239	2,310
Interest accrued	17,715	11,825
Other	2,320	2,312
TOTAL	213,017	120,861

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	778,662	737,973
Accumulated deferred investment tax credits	53,062	54,786
Other regulatory liabilities	358,079	349,846
Decommissioning	636,717	616,157
Pension and other postretirement liabilities	73,481	79,411
Long-term debt	635,590	708,783
TOTAL	2,535,591	2,546,956

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2014 and 2013	789,350	789,350
Retained earnings	92,307	86,757
TOTAL	881,657	876,107

TOTAL LIABILITIES AND EQUITY	$3,630,265	$3,543,924

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$789,350	$43,379	$832,729

Net income	—	55,740	55,740
Common stock dividends	—	(50,000)	(50,000)

Balance at June 30, 2013	$789,350	$49,119	$838,469

Balance at December 31, 2013	$789,350	$86,757	$876,107

Net income	—	50,550	50,550
Common stock dividends	—	(45,000)	(45,000)

Balance at June 30, 2014	$789,350	$92,307	$881,657

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See "PART I, Item 1, Litigation" in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Also see "Item 5, Other Information, Environmental Regulation" below, for updates regarding environmental proceedings and regulation.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

4/01/2014-4/30/2014	—	$—	—	$350,052,918
5/01/2014-5/31/2014	248,190	$73.57	248,190	$350,052,918
6/01/2014-6/30/2014	—	$—	—	$350,052,918
Total	248,190	$73.57	248,190

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Following the current Presidential administration’s defunding of the Yucca Mountain spent fuel repository program, the National Association of Regulatory Utility Commissioners and others sued the government seeking cessation of collection of the one mill per net kWh generated and sold after April 7, 1983 fee. In November 2013 the D.C. Circuit Court of Appeals ordered the DOE to submit a proposal to Congress to reset the fee to zero until the DOE complies with the Nuclear Waste Policy Act or Congress enacts an alternative waste disposal plan. In January 2014 the DOE submitted the proposal to Congress under protest, and also filed a petition for rehearing with the D.C. Circuit. The petition for rehearing was denied. The zero spent fuel fee went into effect prospectively in May 2014. Management cannot predict the potential timing or magnitude of future spent fuel fee revisions that may occur.

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

Entergy filed a petition for review with the United States Court of Appeals for the D.C. Circuit and a petition with the EPA for reconsideration of the rule and stay of its effectiveness. Several other parties filed similar petitions. In December 2011 the Court of Appeals for the D.C. Circuit Court stayed CSAPR and instructed the EPA to continue administering CAIR, pending further judicial review. In August 2012 the court issued a decision vacating CSAPR and leaving CAIR in place pending the promulgation of a lawful replacement for both rules. In January 2013 the court denied petitions for reconsideration filed by the EPA and certain states and intervenors. In March 2013 the EPA and other parties filed petitions for certiorari with the U.S. Supreme Court. The U.S. Supreme Court issued an order in June 2013 granting the EPA’s and environmental groups’ petitions for review of the D.C. Circuit’s decision vacating CSAPR. In April 2014 the Supreme Court reversed the D.C. Circuit and remanded the case to the D.C. Circuit for further proceedings. In June 2014 the EPA filed a motion with the D.C. Circuit Court requesting that the court lift the stay and extend CSAPR’s deadlines by three years so that the Phase 1 emissions budgets apply in 2015 and 2016 and the Phase 2 emissions budgets apply in 2017 and beyond. Until the courts or the EPA issue further guidance on this rule and its applicability, Entergy will continue to comply with CAIR as directed by the D.C. Circuit in its original opinion.

New Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, President Obama directed the EPA to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In September 2013 the EPA issued the proposed New Source Performance Standards rule for new sources. The rule was published in the Federal Register in January 2014. Entergy is actively engaged in the rulemaking process. In June 2014 the EPA issued proposed standards for existing power plants.  Comments on this rule are due to the EPA in October 2014.  Entergy is reviewing this rule and will be actively engaged in the rulemaking process.  Cost and methods of compliance remain unknown at this time.

Clean Water Act

Effluent Limitation Guidelines

In April 2013 the EPA issued proposed effluent limitation guidelines that, if adopted as final, would apply to discharges from Entergy’s generating facilities that hold national pollutant discharge elimination system permits under the Clean Water Act.  The limitations proposed primarily affect coal units. The proposal includes several options for public consideration.  Entergy submitted comments on the proposed rule and will continue to engage in the public comment process as appropriate. The EPA announced that the final rule will be issued no later than September 30, 2015.

316(b) Cooling Water Intake Structures

As discussed in the Form 10-K, the EPA issued regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. In May 2014 the EPA issued a pre-publication version of the final 316(b) rule with an expected publication in the Federal Register in the third or fourth quarter 2014. Entergy is assessing the rule to determine compliance requirements which could vary significantly from unit to unit.

Federal Jurisdiction of Waters of the United States

In September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA’s release of a draft scientific report on the "connectivity" of waters that the agency says will inform the rulemaking. The proposed rule was published in the Federal Register on April 21, 2014. The initial 90-day public comment period has been extended until October 20, 2014. Preliminary review indicates that this proposal could significantly increase the number and types of waters included in the EPA’s and the U.S. Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. Entergy is actively engaged in the rulemaking process.

Entergy Louisiana Officer Election (Entergy Louisiana)

On May 6, 2014, the Board of Directors of Entergy Louisiana elected Andrew S. Marsh to the position of Executive Vice President and Chief Financial Officer.  Upon his election, Mr. Marsh became Entergy Louisiana’s principal financial officer.  Alyson M. Mount, Entergy Louisiana’s Senior Vice President and Chief Accounting Officer, previously served as Entergy Louisiana’s acting principal financial officer and will continue to serve as its principal accounting officer.

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

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2009	2010	2011	2012	2013	2014
Entergy Arkansas	2.39	3.91	4.31	3.79	3.62	3.63
Entergy Gulf States Louisiana	2.99	3.58	4.36	3.48	3.63	4.11
Entergy Louisiana	3.52	3.41	1.86	2.08	3.13	3.24
Entergy Mississippi	3.31	3.35	3.55	2.79	3.19	3.78
Entergy New Orleans	3.61	4.43	5.37	3.02	1.93	3.37
Entergy Texas	1.92	2.10	2.34	1.76	1.94	2.26
System Energy	3.73	3.64	3.85	5.12	5.66	4.71

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					June 30,
	2009	2010	2011	2012	2013	2014
Entergy Arkansas	2.09	3.60	3.83	3.36	3.25	3.25
Entergy Gulf States Louisiana	2.95	3.54	4.30	3.43	3.57	4.04
Entergy Louisiana	3.27	3.19	1.70	1.93	2.92	3.03
Entergy Mississippi	3.06	3.16	3.27	2.59	2.97	3.51
Entergy New Orleans	3.33	4.08	4.74	2.67	1.74	3.04

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

*	4(a) -	Seventy-ninth Supplemental Indenture, dated as of June 1, 2014, to Entergy Louisiana, LLC Mortgage and Deed of Trust, dated as of April 1, 1944 (4.08 to Form 8-K dated June 24, 2014 in 1-32718).

*	4(b) -	Eightieth Supplemental Indenture, dated as of July 1, 2014, to Entergy Louisiana, LLC Mortgage and Deed of Trust, dated as of April 1, 1944 (4.08 to Form 8-K dated July 1, 2014 in 1-32718).

*	4(c) -	Eighty-first Supplemental Indenture, dated as of July 1, 2014, to Entergy Gulf States Louisiana, L.L.C. Indenture of Mortgage, dated September 1, 1926 (4.07 to Form 8-K dated July 1, 2014 in 0-20371).

4(d) -
Officer’s Certificate No. 7-B-5 dated May 13, 2014, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee.

	10(a) -	Third Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of August 6, 2014.

	12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(b) -	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(c) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

	12(d) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(e) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

	12(f) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	12(g) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

	31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

	31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

	31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

	31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

	31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

	31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

	31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

	31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

	31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

	31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

	31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.
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

Date:    August 7, 2014