Form 10-Q
period 2014-09-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC; ENTERGY NEW ORLEANS INC; ENTERGY GULF STATES LOUISIANA, LLC
filed 2014-11-06
CIK 65984, 202584, 1427437, 66901, 1348952, 7323, 71508, 44570

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Gulf States Louisiana, L.L.C.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at October 31, 2014
Entergy Corporation	($0.01 par value)	180,481,135

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2013 and the Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2014

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2014

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

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;

•	volatility and changes in markets for electricity, natural gas, uranium, and other energy-related commodities, and the effect of those changes on Entergy and its customers;

FORWARD-LOOKING INFORMATION (Concluded)

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

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

•
the economic climate, and particularly economic conditions in Entergy’s Utility service area and the Northeast United States and events and circumstances that could influence economic conditions in those areas, and the risk that anticipated load growth may not materialize;

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

Results of Operations

Third Quarter 2014 Compared to Third Quarter 2013

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2014 to the third quarter 2013 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
3rd Quarter 2013 Consolidated Net Income (Loss)	$352,303	($92,828)	($15,293)	$244,182

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	17,946	(9,906)	(5,024)	3,016
Other operation and maintenance expenses	16,512	(9,651)	(4,270)	2,591
Asset write-off, impairments, and related charges	60,857	(188,527)	—	(127,670)
Taxes other than income taxes	4,089	(1,047)	(257)	2,785
Depreciation and amortization	(9,416)	16,498	(152)	6,930
Other income	26,150	7,993	(5,395)	28,748
Interest expense	4,812	(481)	436	4,767
Other expenses	2,910	11,505	—	14,415
Income taxes	1,372	109,640	26,200	137,212

3rd Quarter 2014 Consolidated Net Income (Loss)	$315,263	($32,678)	($47,669)	$234,916

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Third quarter 2014 results of operations includes $102.9 million ($66.9 million after-tax) of charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014 along with reassessment of the assumptions regarding the timing of decommissioning cash flows. See Note 11 to the financial statements herein for further discussion of the charges. Third quarter 2014 results of

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

operations also includes the $60.9 million ($40.5 million after-tax) write-off in September 2014 of Entergy Mississippi’s regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the new nuclear generation development costs and the joint stipulation.

Third quarter 2013 results of operations includes $291.5 million ($183.7 million after-tax) of impairment and other related charges to write down the carrying value of Vermont Yankee and related assets to their fair values. See Note 1 to the financial statements in the Form 10-K for further discussion of the impairment charges.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2014 to the third quarter 2013:

Amount
(In Millions)
2013 net revenue	$1,628
Retail electric price	37
Volume/weather	(23)
Other	4
2014 net revenue	$1,646

The retail electric price variance is primarily due to:

•
an increase in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2014.  Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have minimal effect on net income;

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

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales in the third quarter 2014 as compared to the third quarter 2013, substantially offset by an increase in sales to industrial customers, primarily due to expansions in the chemicals and refining industries and growth in the small industrial segments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the third quarter 2014 to the third quarter 2013:

Amount
(In Millions)
2013 net revenue	$494
Nuclear volume	(14)
Mark-to-market value changes	(12)
Nuclear realized price changes	8
Nuclear fuel expenses	8
2014 net revenue	$484

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $10 million in the third quarter 2014 compared to the third quarter 2013 primarily due to:

•	lower volume in its nuclear fleet resulting from more refueling outage days in the third quarter 2014 as compared to the third quarter 2013;

•	mark-to-market activity, which was negative for the quarter. See Note 8 to the financial statements herein for discussion of derivative instruments;

•	higher capacity prices, partially offset by lower realized wholesale energy prices; and

•	a decrease in nuclear fuel expenses primarily due to lower DOE spent fuel disposal fees.

Following are key performance measures for Entergy Wholesale Commodities for the third quarter 2014 and 2013:

	2014	2013
Owned capacity (MW) (a)	6,068	6,612
GWh billed	11,328	11,630
Average realized revenue per MWh	$53.11	$53.22

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	90%	94%
GWh billed	9,950	10,274
Average realized revenue per MWh	$53.24	$53.16
Refueling Outage Days:
FitzPatrick	37	—

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $570 million for the third quarter 2013 to $586 million for the third quarter 2014 primarily due to:

•	an increase of $21 million in nuclear generation expenses primarily due to higher contract labor costs, higher materials costs, and higher NRC fees;

•	an increase of $11 million in energy efficiency costs at Entergy Arkansas and Entergy Texas. These costs are recovered through energy efficiency riders and have a minimal effect on net income;

•
an increase of $10 million due to administration fees in 2014 related to participation in the MISO RTO. The net income effect is partially offset due to deferrals of these fees in certain jurisdictions. See Note 2 to the financial statements in the Form 10-K for further information on deferrals;

•
an increase of $7 million in storm damage accruals primarily at Entergy Mississippi effective October 2013, as approved by the MPSC, and Entergy Arkansas effective January 2014, as approved by the APSC;

•
an increase of $3 million resulting from costs incurred in the third quarter 2014 related to Baxter Wilson (Unit 1) repairs, including an offset for expected insurance proceeds. See “Baxter Wilson Plant Event” in Note 1 to the financial statements herein for further discussion;

•	an increase of $3 million as a result of higher write-offs of uncollectible customer accounts; and

•	several individually insignificant items.

The increase was partially offset by:

•
a decrease of $40 million in compensation and benefits costs primarily due to fewer employees, an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $11 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

•
a decrease of $6 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative, including an offset for partial amortization in the third quarter 2014 of costs deferred in 2013. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Human Capital Management Strategic Imperative” in the Form 10-K for further discussion.

The asset write-off, impairment, and related charges variance is due to the $60.9 million ($40.5 million after-tax) write-off in September 2014 of Entergy Mississippi’s regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff in which Entergy Mississippi agrees not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the new nuclear generation development costs and the joint stipulation.

Other income increased primarily due to:

•	an increase in earnings on decommissioning trust fund investments;

•
an increase due to distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. The distributions on preferred membership interests are eliminated in consolidation and have no effect on Entergy's net income because the investment is in another Entergy subsidiary; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac as approved by the LPSC.

See Note 2 to the financial statements in the Form 10-K and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $264 million for the third quarter 2013 to $254 million for the third quarter 2014 primarily due to:

•
a decrease of $29 million in compensation and benefits costs primarily due to fewer employees, an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $5 million due to the absence of expenses from Entergy Solutions District Energy, which was sold in November 2013.

The decrease was partially offset by

•	an increase of $10 million primarily due to higher contract labor costs and higher NRC fees;

•
$10 million incurred in the third quarter 2014 related to the shutdown of Vermont Yankee including severance and retention costs. See “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein for discussion regarding the planned shutdown of the Vermont Yankee plant by the end of 2014; and

•	$5 million in transmission imbalance sales in the third quarter 2013.

The asset impairment variance is primarily due to $291.5 million ($183.7 million after-tax) in the third quarter 2013 of impairment and other related charges primarily to write down the carrying value of Vermont Yankee and related assets to their fair values and $102.9 million ($66.9 million after-tax) in the third quarter 2014 of impairment charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014. See Note 1 to the financial statements in the Form 10-K and Note 11 to the financial statements herein for further discussion of these impairment charges.

Depreciation and amortization expenses increased primarily due to a change effective in 2014 in the estimated average useful lives of plant in service as a result of a new depreciation study and increases to depreciable plant balances. The depreciation rate on average depreciable property for Entergy Wholesale Commodities property is approximately 5.6% in 2014.

Other expenses increased primarily due to an increase in nuclear refueling outage costs that are being amortized over the estimated period to the next outage and an increase in decommissioning costs primarily due to revisions to the estimated decommissioning cost liability for Vermont Yankee recorded in the third and fourth quarters of 2013.

Income Taxes

The effective income tax rate was 40.8% for the third quarter 2014. The difference in the effective income tax rate for the third quarter 2014 versus the statutory rate of 35% was primarily due to state income taxes, the provision for uncertain tax positions, and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2013 Consolidated Net Income (Loss)	$680,694	$818	($102,292)	$579,220

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	178,802	333,487	(12,633)	499,656
Asset write-off, impairments, and related charges	60,857	(184,590)	—	(123,733)
Other operation and maintenance expenses	(36,655)	(1,013)	(7,543)	(45,211)
Taxes other than income taxes	12,107	1,941	(43)	14,005
Depreciation and amortization	11,166	58,033	(196)	69,003
Other income	14,087	3,692	(7,071)	10,708
Interest expense	16,893	857	1,420	19,170
Other expenses	7,059	20,769	—	27,828
Income taxes	69,318	205,745	18,209	293,272

2014 Consolidated Net Income (Loss)	$732,838	$236,255	($133,843)	$835,250

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS" for further information with respect to operating statistics.

Results of operations for the nine months ended September 30, 2014 includes $106.9 million ($69.4 million after-tax) of charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014 along with reassessment of the assumptions regarding the timing of decommissioning cash flows. See Note 11 to the financial statements herein for further discussion of the charges. Results of operations for the nine months ended September 30, 2014 also includes the $60.9 million ($40.5 million after-tax) write-off in September 2014 of Entergy Mississippi’s regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the new nuclear generation development costs and the joint stipulation.

Results of operations for the nine months ended September 30, 2013 includes $291.5 million ($183.7 million after-tax) of impairment and other related charges to write down the carrying value of Vermont Yankee and related assets to their fair values. See Note 1 to the financial statements in the Form 10-K for further discussion of the impairment charges.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013:

Amount
(In Millions)
2013 net revenue	$4,222
Retail electric price	95
Volume/weather	43
Asset retirement obligation	31
Other	10
2014 net revenue	$4,401

The retail electric price variance is primarily due to:

•
an increase in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2013 and July 2014.  Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have minimal effect on net income;

•	a formula rate plan increase at Entergy Mississippi, as approved by the MPSC, effective September 2013;

•
an increase in Entergy Mississippi’s storm damage rider, as approved by the MPSC, effective October 2013. The increase in the storm damage rider is offset by other operation and maintenance expenses and has no effect on net income;

•	an annual base rate increase at Entergy Texas, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case;

•	an increase in purchased power capacity costs at Entergy Louisiana and Entergy Gulf States Louisiana that are recovered through base rates set in the annual formula rate plan mechanisms; and

•	an annual base rate increase at Entergy Arkansas, as approved by the APSC, effective January 2014.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

The volume/weather variance is primarily due to an increase of 2,814 GWh, or 3%, in billed electricity usage primarily due to an increase in sales to industrial customers and the effect of more favorable weather on residential sales in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in industrial sales was primarily due to expansions, recovery of a major refining customer from an unplanned outage in 2013, and continued moderate growth in the manufacturing sector.

                The asset retirement obligation affects net revenue because Entergy records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue.  The variance for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily caused by an increase in the regulatory credits because of increases in depreciation and accretion expenses and an increase in the regulatory credits to realign the asset retirement obligation regulatory asset with regulatory treatment.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013:

Amount
(In Millions)
2013 net revenue	$1,370
Nuclear realized price changes	277
Nuclear volume	40
Mark-to-market value changes	34
Other	(18)
2014 net revenue	$1,703

As shown in the table above, net revenue for Entergy Wholesale Commodities increased by $333 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

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

•
higher volume in its nuclear fleet resulting from fewer unplanned outage days in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, partially offset by a larger exercise of resupply options in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014 provided for in purchase power agreements where Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running. Amounts related to the exercise of resupply options are included in the GWh billed in the table below; and

•	mark-to-market activity, which was positive for the nine months ended September 30, 2014. See Note 8 to the financial statements herein for discussion of derivative instruments.

Following are key performance measures for Entergy Wholesale Commodities for the nine months ended September 30, 2014 and 2013:

	2014	2013
Owned capacity (MW) (a)	6,068	6,612
GWh billed	32,874	33,189
Average realized revenue per MWh	$63.37	$52.95

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	89%	86%
GWh billed	29,618	29,309
Average realized revenue per MWh	$62.93	$52.37
Refueling Outage Days:
FitzPatrick	37	—
Indian Point 2	24	—
Indian Point 3	—	28
Palisades	56	—
Pilgrim	—	45
Vermont Yankee	—	27

(a)     The reduction in owned capacity is due to the retirement of the 544 MW Ritchie Unit 2 in November 2013.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $1,677 million for the nine months ended September 30, 2013 to $1,640 million for the nine months ended September 30, 2014 primarily due to:

•
a decrease of $93 million in compensation and benefits costs primarily due to fewer employees, an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $30 million in fossil-fueled generation expenses primarily resulting from an overall lower scope of work done in 2014 as compared to the same period in 2013;

•	a decrease of $30 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

•
a decrease of $11 million resulting from costs incurred in 2013 related to the generator stator incident at ANO, including an offset for insurance proceeds. See “ANO Damage and Outage” below for further discussion of the incident.

The decrease was partially offset by:

•	an increase of $30 million in nuclear generation expenses primarily due to higher contract labor costs, higher materials costs, and higher NRC fees;

•
an increase of $28 million due to administration fees in 2014 related to participation in the MISO RTO. The net income effect is partially offset due to deferrals of these fees in certain jurisdictions. See Note 2 to the financial statements in the Form 10-K for further information on deferrals;

•	an increase of $25 million in energy efficiency costs at Entergy Arkansas and Entergy Texas. These costs are recovered through energy efficiency riders and have a minimal effect on net income;

•
an increase of $21 million in storm damage accruals primarily at Entergy Arkansas effective January 2014, as approved by the APSC, and at Entergy Mississippi effective October 2013, as approved by the MPSC;

•
an increase of $10 million resulting from costs incurred in 2014 related to Baxter Wilson (Unit 1) repairs, including an offset for expected insurance proceeds. See “Baxter Wilson Plant Event” in Note 1 to the financial statements herein for further discussion; and

•	an increase of $5 million as a result of higher write-offs of uncollectible customer accounts.

The asset write-off, impairment, and related charges variance is due to the $60.9 million ($40.5 million after-tax) write-off in September 2014 of Entergy Mississippi’s regulatory assets associated with new nuclear generation development costs. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of new nuclear generation development costs.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher residential and commercial revenues. Also contributing to the increase was an increase in ad valorem taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and an increase in Entergy Arkansas depreciation rates.

Other income increased primarily due to distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing and carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac as approved by the LPSC. The distributions on preferred membership interests are eliminated in consolidation and have no effect on Entergy's net

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

income because the investment is in another Entergy subsidiary. See Note 2 to the financial statements in the Form 10-K and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing.

Interest expense increased primarily due to the lease renewal in December 2013 of the Grand Gulf sale leaseback and net debt issuances of first mortgage bonds in the first quarter 2014 and the second quarter 2013 by certain Utility operating companies. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details of long-term debt.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $748 million for the nine months ended September 30, 2013 to $747 million for the nine months ended September 30, 2014 primarily due to:

•
a decrease of $52 million in compensation and benefits costs primarily due to fewer employees, an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $12 million due to the absence of expenses from Entergy Solutions District Energy, which was sold in November 2013.

The decrease was partially offset by:

•	an increase of $28 million primarily due to higher contract labor costs and higher NRC fees;

•
$25 million incurred in the nine months ended September 30, 2014 related to the shutdown of Vermont Yankee including severance and retention costs. See “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein for discussion regarding the planned shutdown of the Vermont Yankee plant by the end of 2014; and

•	$13 million in transmission imbalance sales in 2013.

The asset impairment variance is primarily due to $291.5 million ($183.7 million after-tax) in 2013 of impairment and other related charges primarily to write down the carrying value of Vermont Yankee and related assets to their fair values and $106.9 million ($69.4 million after-tax) in 2014 of impairment charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014. See Note 1 to the financial statements in the Form 10-K and Note 11 to the financial statements herein for further discussion of these impairment charges.

Depreciation and amortization expenses increased primarily due to a change effective in 2014 in the estimated average useful lives of plant in service as a result of a new depreciation study, an increase to depreciable plant balances, and additions to plant in service.

Other expenses increased primarily due to an increase in decommissioning costs primarily due to revisions to the estimated decommissioning cost liability for Vermont Yankee recorded in the third and fourth quarters of 2013 and an increase in nuclear refueling outage costs that are being amortized over the estimated period to the next outage.

Income Taxes

The effective income tax rate was 37.8% for the nine months ended September 30, 2014. The difference in the effective income tax rate for the nine months ended September 30, 2014 versus the statutory rate of 35% was primarily due to state income taxes, the provision for uncertain tax positions, and certain book and tax differences

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

related to utility plant items, partially offset by a deferred state income tax reduction related to a New York tax law change and book and tax differences related to the allowance for equity funds used during construction.

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

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See the Form 10-K for a discussion of the NRC operating licenses for Indian Point 2 and Indian Point 3 and the NRC license renewal applications in process for these plants.  Following is an update to the discussion regarding the NRC proceedings. In April 2014 the ASLB granted Entergy’s motion to dismiss as moot a contention by Riverkeeper alleging that the Final Supplemental Environmental Impact Statement failed to adequately address endangered species issues. At the same time, the ASLB denied a motion filed by Riverkeeper in August 2013 to amend its endangered species contention. These ASLB decisions were not appealed and are now final, leaving three Track 2 contentions. The NRC staff expects to issue a further supplemental Safety Evaluation Report in November 2014. Testimony on the remaining Track 2 contentions has not been completed, and Track 2 hearings have not been scheduled.

By letter dated November 3, 2014, the NRC staff advised of its proposed schedule for issuance of a further supplemental Final Environmental Impact Statement (FSEIS) to address new information received by NRC staff since preparation and publication of the previous FSEIS supplement in June 2013. The proposed schedule identifies several milestones leading to the issuance of a new final FSEIS supplement in March 2016. The matters to be addressed in the new supplement include Entergy’s May 2013 submittal of updated cost information for severe accident mitigation alternatives (SAMAs); Entergy’s February 2014 submittal of new aquatic impact information; the June 2013 revision by NRC of its Generic Environmental Impact Statement relied upon in license renewal proceedings; and the NRC’s Continued Storage Of Spent Nuclear Fuel rule, which was published in the Federal Register in September 2014.

In 2014, hearings were held on NYSDEC’s proposed best technology available, closed cycle cooling. The NYSDEC also has proposed annual fish protection outages of 42, 62, or 92 days at both units or at one unit with closed cycle cooling at the other. Hearings on this alternative technology are expected to occur in 2015, to be followed by post-hearing briefing. The ALJs have issued no partial decisions on the several issues that have been litigated during the past two years and have not announced a schedule for doing so. After the full hearing on the merits, the ALJs will issue a recommended decision to the NYSDEC Commissioner who will then issue the final agency decision.  A party to the proceeding can appeal the decision of the NYSDEC Commissioner to state court.

With respect to Entergy’s first Coastal Zone Management Act (CZMA) initiative (previous review), in May 2014 the New York State Department of State (NYSDOS) responded to questions the NRC staff submitted in December 2013. In July 2014, Entergy submitted comments on NYSDOS’s responses and NYSDOS filed a reply to those comments. The NRC staff advised the ASLB in November 2014 that it is considering the information it has received regarding previous review. With respect to Entergy’s second CZMA initiative (grandfathering), oral argument was held before the New York State Supreme Court (Appellate Division) in October 2014. With respect to Entergy’s third CZMA initiative (consistency certification filed with the NRC and NYSDOS for NYSDOS review), Entergy filed with both agencies on November 5, 2014 a notice withdrawing the consistency certification. Entergy cited the NRC staff’s announcement two days earlier of its intent to issue in March 2016 a new FSEIS supplement addressing, among other things, new information concerning aquatic impacts. Entergy stated that unless the previous review or grandfathering issues were first and finally resolved in Entergy’s favor, Entergy intended to file a new consistency certification after the NRC issues the FSEIS supplement. That new consistency certification will initiate NYSDOS’s review process, and will allow the FSEIS supplement to be part of the record before NYSDOS and, should NYSDOS object to the new certification, the Secretary of Commerce on appeal.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

See “Critical Accounting Estimates - Nuclear Decommissioning Costs” below and “Impairment of Long-Lived Assets” in Note 11 to the financial statements herein for discussions regarding the planned shutdown of the Vermont Yankee plant by the end of 2014.

ANO Damage, Outage, and NRC Reviews

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage and Outage" in the Form 10-K for a discussion of the ANO stator incident. The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was approximately $95 million. In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage. In February 2014 the APSC approved Entergy Arkansas’s request to exclude from the calculation of its revised energy cost rate $65.9 million of deferred fuel and purchased energy costs incurred in 2013 as a result of the ANO stator incident. The APSC authorized Entergy Arkansas to retain the $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident is available.

Entergy Arkansas is pursuing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO. NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO. Entergy has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy. On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop. During 2014, Entergy Arkansas collected $40 million from NEIL and is pursuing additional recoveries due under the policy.

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

In September 2014 the NRC issued an inspection report on the flood barrier effectiveness issue that was still under review at the time of the March 2014 inspection report. While Entergy believes that the flood barrier issue that led to the finding have been addressed at ANO, the NRC will still assess the safety significance of the deficiencies. In its September 2014 inspection report, the NRC discussed a preliminary finding of “yellow with substantial safety

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

significance” for the Unit 1 and Unit 2 auxiliary and emergency diesel fuel storage buildings.  The NRC indicated that these preliminary findings may warrant additional regulatory oversight.  Entergy requested a public regulatory conference regarding the inspection, and the conference was held on October 28, 2014. During the regulatory conference, Entergy presented information related to the facts and assumptions used by the NRC in arriving at its preliminary finding of “yellow with substantial safety significance.” The NRC can consider this information as it works to finalize its assessment of the safety significance of the flood barrier issue.

If the NRC’s final assessment of the flood barrier issue remains yellow, ANO would likely be placed into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column would require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier issue, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure.

Liquidity and Capital Resources

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio is primarily due to an increase in retained earnings.

	September 30, 2014	December 31, 2013
Debt to capital	56.7%	57.9%
Effect of excluding the securitization bonds	(1.5%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	55.2%	56.3%
Effect of subtracting cash	(2.2%)	(1.5%)
Net debt to net capital, excluding securitization bonds (a)	53.0%	54.8%

(a)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019. Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2014:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$245	$8	$3,247

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

See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation commercial paper program.  As of September 30, 2014, Entergy Corporation had $776 million of commercial paper outstanding.

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

Capital Investment Plan Preliminary Estimate for 2015-2017

Entergy is developing its capital investment plan for 2015 through 2017 and currently anticipates that the Utility will make $7.8 billion in capital investments during that period and that Entergy Wholesale Commodities will make $0.9 billion in capital investments during that period. The preliminary Utility estimate includes amounts associated with specific investments for resource planning, generation projects, environmental compliance, transmission upgrades, system improvements and other investments. The preliminary Entergy Wholesale Commodities estimate includes amounts associated with specific investments such as dry cask storage, nuclear license renewal, component replacement and identified repairs, NYPA value sharing, and wedgewire screens at Indian Point. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  The Ninemile 6 capacity and energy will be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Under terms approved by the LPSC, non-fuel costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans beginning in the month after the unit is placed in service.  In July 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an unopposed stipulation with the LPSC that estimates a first year revenue requirement associated with Ninemile 6 and provides a mechanism to update the revenue requirement as the in-service date approaches, which was subsequently approved by the LPSC. In September 2014 an updated revenue requirement of $51.5 million for Entergy Louisiana and $27 million for Entergy Gulf States Louisiana was

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

filed.  Under terms approved by the City Council, Entergy New Orleans’s non-fuel costs associated with Ninemile 6 may be recovered through a special rider for that purpose. The unit is expected to be placed in service by the end of 2014.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its October 2014 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since the second quarter 2010.

Sources of Capital

Hurricane Isaac

As discussed in the Form 10-K, Entergy Gulf States Louisiana and Entergy Louisiana sought to recover restoration costs for the repair and replacement of electric facilities damaged by Hurricane Isaac, as well as replenishment of storm escrow accounts for prior storms, in the amount of $73.8 million for Entergy Gulf States Louisiana and $247.7 million for Entergy Louisiana. In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana drew $65 million and $187 million, respectively, from their funded storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Entergy Gulf States Louisiana committed to pass on to customers a minimum of $6.9 million of customer benefits through annual customer credits of approximately $1.4 million for five years.  Entergy Louisiana committed to pass on to customers a minimum of $23.9 million of customer benefits through annual customer credits of approximately $4.8 million for five years. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $71 million in bonds under Act 55 of the Louisiana Legislature.  From the $69 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $3 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $66 million directly to Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana used the $66 million received from the LURC to acquire 662,426.80 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

In August 2014 the LCDA issued another $243.85 million in bonds under Act 55 of the Louisiana Legislature.  From the $240 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $13 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $227 million directly to Entergy Louisiana.  Entergy Louisiana used the $227 million received from the LURC to acquire 2,272,725.89 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

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

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
	(In Millions)
Cash and cash equivalents at beginning of period	$739	$533

Cash flow provided by (used in):
Operating activities	2,892	2,199
Investing activities	(2,168)	(2,058)
Financing activities	(394)	(309)
Net increase (decrease) in cash and cash equivalents	330	(168)

Cash and cash equivalents at end of period	$1,069	$365

Operating Activities

Net cash provided by operating activities increased by $693 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•	higher Entergy Wholesale Commodities and Utility net revenues in 2014 as compared to the same period in 2013, as discussed previously;

•
proceeds of $310 million received from the LURC in August 2014 as a result of the Louisiana Act 55 storm cost financing. See Note 2 to the financial statements herein and in the Form 10-K and “Hurricane Isaac” above for a discussion of the Act 55 storm cost financing;

•	a decrease in income tax payments of $60 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013; and

•	approximately $27 million in spending in 2013 related to the generator stator incident at ANO, as discussed previously.

The increase was partially offset by an increase of $215 million in pension contributions in 2014 and proceeds of $72 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

nuclear fuel. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased by $110 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•	the deposit of a total of $268 million into Entergy Louisiana’s and Entergy Gulf States Louisiana’s storm escrow accounts in 2014;

•	the withdrawal of a total of $260 million from storm reserve escrow accounts in 2013, primarily by Entergy Gulf States Louisiana and Entergy Louisiana, after Hurricane Isaac; and

•	proceeds of $21 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of Hurricane Isaac.

The increase was partially offset by:

•
a decrease in construction expenditures, primarily in the Utility business, including a decrease in spending on the Ninemile 6 self-build project and spending in 2013 on the generator stator incident at ANO, partially offset by an increase in storm restoration spending;

•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statement of Cash Flows, as Entergy received net deposits of $37 million in 2014 and returned net deposits of $49 million in 2013.  Entergy Wholesale Commodities’s forward sales contracts are discussed in the “Market and Credit Risk Sensitive Instruments” section below;

•
a decrease in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	$29 million in insurance proceeds received in 2014 for property damages related to the generator stator incident at ANO, as discussed above.

Financing Activities

Net cash flow used in financing activities increased by $85 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•
long-term debt activity providing approximately $132 million of cash in 2014 compared to using $180 million of cash in 2013.  Included in the long-term debt activity is $10 million in 2014 and $645 million in 2013 for the repayment of borrowings on the Entergy Corporation long-term credit facility;

•	Entergy Corporation repaid $269 million of commercial paper in 2014 and issued $351 million in 2013;

•	a net increase of $153 million in 2014 in short-term borrowings by the nuclear fuel company variable interest entities; and

•
an increase of $67 million in treasury stock issuances in 2014 primarily due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2014 to satisfy stock option exercises.

For details of long-term debt activity and Entergy’s commercial paper program in 2014, see Note 4 to the financial statements herein and Notes 4 and 5 to the financial statements in the Form 10-K.

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

In April 2014, Occidental filed a complaint in federal district court for the Middle District of Louisiana against the LPSC and Entergy Louisiana that challenges the January 2014 order issued by the LPSC on grounds similar to those raised in the 2013 complaint and 2014 petition for enforcement that Occidental previously filed at the FERC.  The district court complaint seeks a declaration that the January 2014 order conflicts with and is preempted by PURPA and the Supremacy Clause of the United States Constitution, and also seeks an injunction prohibiting the LPSC and Entergy Louisiana from enforcing or utilizing the practices approved in the order.  The district court complaint seeks damages from Entergy Louisiana and a declaration from the district court that in pursuing the January 2014 order Entergy Louisiana breached an existing agreement with Occidental and an implied covenant of good faith and fair dealing. Entergy Louisiana has moved to stay the district court proceeding, asserting that the FERC has primary jurisdiction to address Occidental’s claims and should be allowed to do so in the context of Occidental’s 2013 complaint. The motion to stay is currently pending before the district court.

In February 2013, Entergy Services, on behalf of the Utility operating companies, made a filing with the FERC requesting to adopt the standard Attachment O formula rate template used by transmission owners to establish

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of September 30, 2014 (2014 represents the remainder of the year):

Entergy Wholesale Commodities Nuclear Portfolio

	2014	2015	2016	2017	2018
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	29%	38%	23%	14%	14%
Unit-contingent with availability guarantees (c)	13%	15%	14%	15%	3%
Firm LD (d)	55%	40%	34%	—%	—%
Offsetting positions (e)	(22%)	(9%)	—%	—%	—%
Total	75%	84%	71%	29%	17%
Planned generation (TWh) (f) (g)	10	35	36	35	35
Average revenue per MWh on contracted volumes:
Minimum	$43	$47	$47	$51	$56
Expected based on market prices as of September 30, 2014	$50	$51	$52	$53	$56
Sensitivity: -/+ $10 per MWh market price change	$48-$53	$49-$53	$48-$55	$53-$54	$56

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	15%	18%	18%	18%	18%
Capacity contracts (j)	42%	15%	15%	16%	7%
Total	57%	33%	33%	34%	25%
Planned net MW in operation (g)	5,011	4,406	4,406	4,406	4,406
Average revenue under contract per kW per month (applies to capacity contracts only)	$5.5	$3.2	$3.4	$5.6	$7.0

Total Nuclear Energy and Capacity Revenues
Expected sold and market total revenue per MWh	$57	$57	$54	$54	$56
Sensitivity: -/+ $10 per MWh market price change	$52-$63	$52-$62	$47-$60	$47-$61	$48-$64

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2014	2015	2016	2017	2018
Energy
Percent of planned generation under contract (a):
Cost-based contracts (k)	35%	38%	36%	34%	35%
Firm LD (d)	6%	7%	7%	7%	7%
Total	41%	45%	43%	41%	42%
Planned generation (TWh) (f) (l)	1	5	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (k)	24%	24%	24%	26%	26%
Bundled capacity and energy contracts (i)	8%	8%	8%	8%	8%
Capacity contracts (j)	54%	53%	53%	57%	24%
Total	86%	85%	85%	91%	58%
Planned net MW in operation (l)	1,052	1,052	1,052	977	977

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on September 30, 2014 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $61 million for the remainder of 2014. A negative $10 per MWh change in the annual average energy price in the markets based on September 30, 2014 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($55) million for the remainder of 2014.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’s power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At September 30, 2014, based on power prices at that time, Entergy had liquidity exposure of $239 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $15 million of posted cash collateral.  As of September 30, 2014, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $211 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of September 30, 2014, Entergy would have been required to provide approximately $136 million of additional cash or letters of credit under some of the agreements.

As of September 30, 2014, substantially all of the counterparties or their guarantors for 100% of the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2018 have public investment grade credit ratings.

Nuclear Matters

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters" in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

In June 2012 the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings. The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions. The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that NEPA requires the NRC to address before it issues a renewed license. Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Grand Gulf and Indian Point 2 and 3. In August 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward. In September 2014 the NRC published a final new Waste Confidence rule, named Continued Storage of Spent Nuclear Fuel, that for licensing purposes adopts non-site specific findings concerning the environmental impacts of the continued storage of spent nuclear fuel at reactor sites - for 60 years, 100 years and indefinitely - after the reactor’s licensed period of operations. The NRC also issued an order lifting its

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

suspension of licensing proceedings after the final rule’s effective date in October 2014. After the final rule became effective, New York, Connecticut, and Vermont filed a challenge to the rule in the U.S. Court of Appeals. The final rule remains in effect while that challenge is pending unless the court orders otherwise.

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

See “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K and Note 11 to the financial statements herein for a discussion of the planned shutdown of Vermont Yankee and the December 2013 settlement agreement involving Entergy and Vermont parties.  In the settlement agreement, Entergy Vermont Yankee agreed to complete and shall provide to the Vermont parties by December 31, 2014, a site assessment study of the costs and tasks of radiological decommissioning, spent nuclear fuel management, and site restoration of Vermont Yankee.  Entergy Vermont Yankee also agreed that it shall file its Post-Shutdown Decommissioning Activities Report (PSDAR) for Vermont Yankee with the NRC no sooner than sixty days after completing the site assessment study.  As part of the development of the site assessment study and PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2014.  The revised estimate, along with reassessment of the assumptions regarding the timing of decommissioning cash flows, resulted in a $101.6 million increase in the decommissioning cost liability and a corresponding impairment charge.

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

In April 2014 the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which changes the requirements for reporting discontinued operations. The ASU states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results when the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, is disposed of by sale, or is disposed of other than by sale. The amendments in this ASU also require additional disclosures about discontinued operations. ASU 2014-08 is effective for Entergy for the first quarter 2015. Entergy does not currently expect ASU 2014-08 to affect materially its results of operations, financial position, or cash flows.

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

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,824,055	$2,704,800	$7,424,360	$6,831,290
Natural gas	28,039	26,113	141,727	113,315
Competitive businesses	606,016	621,046	2,097,516	1,754,436
TOTAL	3,458,110	3,351,959	9,663,603	8,699,041

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	858,901	818,254	2,006,811	1,818,194
Purchased power	465,106	392,545	1,557,631	1,251,418
Nuclear refueling outage expenses	71,651	64,758	197,692	191,940
Other operation and maintenance	841,939	839,348	2,392,590	2,437,801
Asset write-off, impairments, and related charges	163,835	291,505	167,772	291,505
Decommissioning	68,370	60,848	201,418	179,342
Taxes other than income taxes	159,735	156,950	466,939	452,934
Depreciation and amortization	332,079	325,149	992,544	923,541
Other regulatory charges (credits)	3,635	13,708	(7,010)	22,914
TOTAL	2,965,251	2,963,065	7,976,387	7,569,589

OPERATING INCOME	492,859	388,894	1,687,216	1,129,452

OTHER INCOME
Allowance for equity funds used during construction	16,737	17,676	46,654	46,675
Interest and investment income	49,547	23,430	109,040	102,277
Miscellaneous - net	(6,644)	(10,214)	(33,026)	(36,992)
TOTAL	59,640	30,892	122,668	111,960

INTEREST EXPENSE
Interest expense	164,482	157,504	491,359	466,422
Allowance for borrowed funds used during construction	(8,664)	(6,453)	(24,199)	(18,432)
TOTAL	155,818	151,051	467,160	447,990

INCOME BEFORE INCOME TAXES	396,681	268,735	1,342,724	793,422

Income taxes	161,765	24,553	507,474	214,202

CONSOLIDATED NET INCOME	234,916	244,182	835,250	579,220

Preferred dividend requirements of subsidiaries	4,879	4,332	14,656	14,247

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$230,037	$239,850	$820,594	$564,973

Earnings per average common share:
Basic	$1.28	$1.35	$4.58	$3.17
Diluted	$1.27	$1.34	$4.56	$3.16
Dividends declared per common share	$0.83	$0.83	$2.49	$2.49

Basic average number of common shares outstanding	179,610,067	178,283,721	179,256,975	178,170,339
Diluted average number of common shares outstanding	180,527,116	178,652,210	179,867,018	178,520,063

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
	(In Thousands)

Net Income	$234,916	$244,182	$835,250	$579,220

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of ($1,540), ($17,199), $1,913, and ($43,803))	(2,488)	(31,663)	4,522	(80,048)
Pension and other postretirement liabilities
(net of tax expense of $1,345, $10,301, $20,928, and $22,055)	2,956	15,430	(6,281)	35,004
Net unrealized investment gains (losses)
(net of tax expense (benefit) of ($3,501), $20,819, $31,827, and $65,805)	(10,490)	46,300	51,734	94,644
Foreign currency translation
(net of tax expense (benefit) of ($356), $380, ($144), and ($25))	(662)	706	(267)	(47)
Other comprehensive income (loss)	(10,684)	30,773	49,708	49,553

Comprehensive Income	224,232	274,955	884,958	628,773
Preferred dividend requirements of subsidiaries	4,879	4,332	14,656	14,247
Comprehensive Income Attributable to Entergy Corporation	$219,353	$270,623	$870,302	$614,526

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$835,250	$579,220
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,585,547	1,472,985
Deferred income taxes, investment tax credits, and non-current taxes accrued	480,382	174,052
Asset impairments and related charges	106,915	291,505
Changes in working capital:
Receivables	(119,108)	(273,876)
Fuel inventory	29,863	16,421
Accounts payable	(40,167)	(80,626)
Prepaid taxes and taxes accrued	19,745	(6,150)
Interest accrued	(3,931)	(25,586)
Deferred fuel costs	(124,475)	(43,419)
Other working capital accounts	(4,095)	(81,315)
Changes in provisions for estimated losses	287,513	(247,560)
Changes in other regulatory assets	147,055	173,164
Changes in other regulatory liabilities	41,594	290,965
Changes in pensions and other postretirement liabilities	(291,454)	(48,814)
Other	(59,145)	8,493
Net cash flow provided by operating activities	2,891,489	2,199,459

INVESTING ACTIVITIES
Construction/capital expenditures	(1,506,611)	(1,781,208)
Allowance for equity funds used during construction	49,137	49,411
Nuclear fuel purchases	(353,472)	(398,456)
Proceeds from sale of assets	10,100	—
Insurance proceeds received for property damages	33,350	—
Changes in securitization account	(4,908)	(3,702)
NYPA value sharing payment	(72,000)	(71,736)
Payments to storm reserve escrow account	(274,170)	(5,882)
Receipts from storm reserve escrow account	—	260,279
Decrease (increase) in other investments	37,090	(43,656)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	21,034
Proceeds from nuclear decommissioning trust fund sales	1,446,817	1,063,711
Investment in nuclear decommissioning trust funds	(1,533,774)	(1,147,571)
Net cash flow used in investing activities	(2,168,441)	(2,057,776)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,667,616	2,925,997
Treasury stock	88,068	20,720
Retirement of long-term debt	(1,535,695)	(3,106,226)
Repurchase of common stock	(18,259)	—
Changes in credit borrowings and commercial paper - net	(155,437)	310,042
Other	20,982	—
Dividends paid:
Common stock	(446,308)	(445,031)
Preferred stock	(14,632)	(14,469)
Net cash flow used in financing activities	(393,665)	(308,967)

Effect of exchange rates on cash and cash equivalents	—	47

Net increase (decrease) in cash and cash equivalents	329,383	(167,237)

Cash and cash equivalents at beginning of period	739,126	532,569

Cash and cash equivalents at end of period	$1,068,509	$365,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$476,100	$476,063
Income taxes	$47,860	$107,560

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$90,910	$129,979
Temporary cash investments	977,599	609,147
Total cash and cash equivalents	1,068,509	739,126
Accounts receivable:
Customer	765,306	670,641
Allowance for doubtful accounts	(34,687)	(34,311)
Other	219,300	195,028
Accrued unbilled revenues	363,464	340,828
Total accounts receivable	1,313,383	1,172,186
Deferred fuel costs	205,553	116,379
Accumulated deferred income taxes	14,159	175,073
Fuel inventory - at average cost	179,095	208,958
Materials and supplies - at average cost	929,934	915,006
Deferred nuclear refueling outage costs	272,110	192,474
Prepayments and other	281,796	410,489
TOTAL	4,264,539	3,929,691

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	39,756	40,350
Decommissioning trust funds	5,179,952	4,903,144
Non-utility property - at cost (less accumulated depreciation)	201,943	199,375
Other	408,539	210,616
TOTAL	5,830,190	5,353,485

PROPERTY, PLANT, AND EQUIPMENT
Electric	43,781,183	42,935,712
Property under capital lease	940,372	941,299
Natural gas	374,094	366,365
Construction work in progress	1,913,757	1,514,857
Nuclear fuel	1,550,732	1,566,904
TOTAL PROPERTY, PLANT, AND EQUIPMENT	48,560,138	47,325,137
Less - accumulated depreciation and amortization	20,271,000	19,443,493
PROPERTY, PLANT, AND EQUIPMENT - NET	28,289,138	27,881,644

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	838,899	849,718
Other regulatory assets (includes securitization property of $746,022 as of September 30, 2014 and $822,218 as of December 31, 2013)	3,757,127	3,893,363
Deferred fuel costs	238,102	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	43,276	62,011
Other	903,206	887,160
TOTAL	6,157,782	6,241,626

TOTAL ASSETS	$44,541,649	$43,406,446

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$1,114,046	$457,095
Notes payable and commercial paper	891,445	1,046,887
Accounts payable	1,104,105	1,173,313
Customer deposits	406,114	370,997
Taxes accrued	210,838	191,093
Accumulated deferred income taxes	55,126	28,307
Interest accrued	177,066	180,997
Deferred fuel costs	88,230	57,631
Obligations under capital leases	2,460	2,323
Pension and other postretirement liabilities	52,497	67,419
Other	351,640	484,510
TOTAL	4,453,567	4,060,572

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	9,063,086	8,724,635
Accumulated deferred investment tax credits	257,036	263,765
Obligations under capital leases	30,354	32,218
Other regulatory liabilities	1,337,549	1,295,955
Decommissioning and asset retirement cost liabilities	4,272,151	3,933,416
Accumulated provisions	403,492	115,139
Pension and other postretirement liabilities	2,044,173	2,320,704
Long-term debt (includes securitization bonds of $814,224 as of September 30, 2014 and $883,013 as of December 31, 2013)	11,634,662	12,139,149
Other	591,784	583,667
TOTAL	29,634,287	29,408,648

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	210,760	210,760

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2014 and in 2013	2,548	2,548
Paid-in capital	5,367,768	5,368,131
Retained earnings	10,199,338	9,825,053
Accumulated other comprehensive income (loss)	20,384	(29,324)
Less - treasury stock, at cost (75,103,116 shares in 2014 and 76,381,936 shares in 2013)	5,441,003	5,533,942
Total common shareholders' equity	10,149,035	9,632,466
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	10,243,035	9,726,466

TOTAL LIABILITIES AND EQUITY	$44,541,649	$43,406,446

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2012	$94,000	$2,548	($5,574,819)	$5,357,852	$9,704,591	($293,083)	$9,291,089

Consolidated net income (a)	14,247	—	—	—	564,973	—	579,220
Other comprehensive income	—	—	—	—	—	49,553	49,553
Common stock issuances related to stock plans	—	—	36,175	4,572	—	—	40,747
Common stock dividends declared	—	—	—	—	(443,911)	—	(443,911)
Preferred dividend requirements of subsidiaries (a)	(14,247)	—	—	—	—	—	(14,247)

Balance at September 30, 2013	$94,000	$2,548	($5,538,644)	$5,362,424	$9,825,653	($243,530)	$9,502,451

Balance at December 31, 2013	$94,000	$2,548	($5,533,942)	$5,368,131	$9,825,053	($29,324)	$9,726,466

Consolidated net income (a)	14,656	—	—	—	820,594	—	835,250
Other comprehensive income	—	—	—	—	—	49,708	49,708
Common stock repurchases	—	—	(18,259)	—	—	—	(18,259)
Common stock issuances related to stock plans	—	—	111,198	(363)	—	—	110,835
Common stock dividends declared	—	—	—	—	(446,309)	—	(446,309)
Preferred dividend requirements of subsidiaries (a)	(14,656)	—	—	—	—	—	(14,656)

Balance at September 30, 2014	$94,000	$2,548	($5,441,003)	$5,367,768	$10,199,338	$20,384	$10,243,035

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2014 and 2013 include $9.7 million and $9.3 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,132	$1,140	($8)	(1)
Commercial	745	720	25	3
Industrial	740	673	67	10
Governmental	62	60	2	3
Total retail	2,679	2,593	86	3
Sales for resale	66	46	20	43
Other	79	66	13	20
Total	$2,824	$2,705	$119	4

Utility Billed Electric Energy Sales (GWh):
Residential	10,869	11,359	(490)	(4)
Commercial	8,281	8,393	(112)	(1)
Industrial	11,620	11,038	582	5
Governmental	659	648	11	2
Total retail	31,429	31,438	(9)	—
Sales for resale	2,075	667	1,408	211
Total	33,504	32,105	1,399	4

Entergy Wholesale Commodities:
Operating Revenues	$606	$623	($17)	(3)
Billed Electric Energy Sales (GWh)	11,328	11,630	(302)	(3)

	Nine Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$2,801	$2,620	$181	7
Commercial	1,949	1,817	132	7
Industrial	2,003	1,815	188	10
Governmental	172	165	7	4
Total retail	6,925	6,417	508	8
Sales for resale	238	145	93	64
Other	261	269	(8)	(3)
Total	$7,424	$6,831	$593	9

Utility Billed Electric Energy Sales (GWh):
Residential	28,162	27,080	1,082	4
Commercial	21,844	21,498	346	2
Industrial	32,635	31,264	1,371	4
Governmental	1,829	1,814	15	1
Total retail	84,470	81,656	2,814	3
Sales for resale	6,357	1,887	4,470	237
Total	90,827	83,543	7,284	9

Entergy Wholesale Commodities:
Operating Revenues	$2,096	$1,771	$325	18
Billed Electric Energy Sales (GWh)	32,874	33,189	(315)	(1)

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

ANO Damage, Outage, and NRC Reviews

See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident. The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was approximately $95 million.  In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage. In February 2014 the APSC approved Entergy Arkansas’s request to exclude from the calculation of its revised energy cost rate $65.9 million of deferred fuel and purchased energy costs incurred in 2013 as a result of the ANO stator incident. The APSC authorized Entergy Arkansas to retain the $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident is available.

Entergy Arkansas is pursuing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action.  Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO.  NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO.  Entergy has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy.  On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop. During 2014, Entergy Arkansas collected $40 million from NEIL and is pursuing additional recoveries due under the policy.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In September 2014 the NRC issued an inspection report on the flood barrier effectiveness issue that was still under review at the time of the March 2014 inspection report. While Entergy believes that the flood barrier issue that led to the finding have been addressed at ANO, the NRC will still assess the safety significance of the deficiencies. In its September 2014 inspection report, the NRC discussed a preliminary finding of “yellow with substantial safety significance” for the Unit 1 and Unit 2 auxiliary and emergency diesel fuel storage buildings.  The NRC indicated that these preliminary findings may warrant additional regulatory oversight.  Entergy requested a public regulatory conference regarding the inspection, and the conference was held on October 28, 2014. During the regulatory conference, Entergy presented information related to the facts and assumptions used by the NRC in arriving at its preliminary finding of “yellow with substantial safety significance.” The NRC can consider this information as it works to finalize its assessment of the safety significance of the flood barrier issue.

If the NRC’s final assessment of the flood barrier issue remains yellow, ANO would likely be placed into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column would require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier issue, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure.

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  Entergy Mississippi completed the process of assessing the nature and extent of the damage to the unit and repairs are in progress. The current estimate of costs to return the unit to service is in the range of $45 million to $60 million.  This estimate may change as restorative activities occur.  The costs necessary to return the plant to service are expected to be incurred into late 2014.  Entergy Mississippi believes that the damage is covered by its property insurance policy, subject to a $20 million deductible. In the third quarter 2014, Entergy Mississippi recorded an insurance receivable of $18 million based on the minimum amount it currently expects to receive from its insurance policy based on total spending of $38 million as of September 30, 2014. This $18 million receivable offset approximately $8 million of capital spending and $10 million of operation and maintenance expenses through September 30, 2014. In June 2014, Entergy Mississippi filed a rate case with the MPSC, which includes recovery of the costs associated with Baxter Wilson (Unit 1) repair activities, net of applicable insurance proceeds. On October 14, 2014 and October 31, 2014, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed joint stipulations that provide for a deferral of $6 million in other operation and maintenance expenses associated with the Baxter Wilson outage and that the regulatory asset should accrue carrying costs, with amortization of the regulatory asset to occur over two years. The final accounting of costs to return the unit to service and insurance proceeds will be addressed in Entergy Mississippi’s next formula rate plan filing. The joint stipulations also provide that the capital costs associated with the return to service of Baxter Wilson (Unit 1) will be reflected in rate base and will be reduced to reflect the application of insurance proceeds. The joint stipulations are subject to review and approval by the MPSC.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy’s nuclear power plants.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Fuel and purchased power cost recovery

Entergy Arkansas

In May 2014, Entergy Arkansas filed its annual redetermination of the production cost allocation rider to recover the $3 million unrecovered retail balance as of December 31, 2013 and the $68 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. In June 2014 the APSC suspended the annual redetermination of the production cost allocation rider and scheduled a hearing in September 2014. Upon a joint motion of the parties, the APSC canceled the September 2014 hearing and will enter an order based on the evidence and legal briefs in the record.

Entergy Gulf States Louisiana

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery has yet to commence.

Entergy Louisiana

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery has yet to commence.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

Entergy Mississippi had a deferred fuel balance of $60.4 million as of March 31, 2014. In May 2014, Entergy Mississippi filed for an interim adjustment under its energy cost recovery rider. The interim adjustment proposed a net energy cost factor designed to collect over a six-month period the under-recovered deferred fuel balance as of March 31, 2014 and also reflected a natural gas price of $4.50 per MMBtu. In May 2014, Entergy Mississippi and the Public Utilities Staff entered into a joint stipulation in which Entergy Mississippi agreed to a revised net energy cost factor that reflected the proposed interim adjustment with a reduction in costs recovered through the energy cost recovery rider associated with the suspension of the DOE nuclear waste storage fee. In June 2014 the MPSC approved the joint stipulation and allowed Entergy Mississippi’s interim adjustment. The revised net energy cost factor will remain in effect through the end of 2014.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the APSC

See Note 2 to the financial statements in the Form 10-K for a discussion of Entergy Arkansas’s 2013 base rate filing. In January 2014, Entergy Arkansas filed a petition for rehearing or clarification of several aspects of the APSC’s order, including the 9.3% authorized return on common equity. In February 2014 the APSC granted Entergy Arkansas's petition for the purpose of considering the additional evidence identified by Entergy Arkansas. In August 2014 the APSC issued an order amending certain aspects of the original order, including providing for a 9.5% authorized return on common equity. The revised rates are effective for all bills rendered after December 31, 2013 and were implemented in the first billing cycle of October 2014.

Filings with the LPSC

Retail Rates - Electric

(Entergy Gulf States Louisiana)

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Gulf States Louisiana in February 2013. Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Gulf States Louisiana submitted a compliance filing in May 2014 reflecting the effects of the estimated MISO cost recovery mechanism revenue requirement and adjustment of the additional capacity mechanism requiring a net increase of approximately $3.8 million in formula rate plan revenue to be implemented over nine months commencing with the first billing cycle of December 2014. Before rates are implemented in December 2014, an updated compliance filing will be made in November 2014 to further refine the estimated MISO cost recovery mechanism revenue requirement component of the May 2014 compliance filing to then-available actual data. The compliance filings will be subject to the review of the parties to the proceeding generally in accordance with the review process set forth in Entergy Gulf States Louisiana’s formula rate plan.

(Entergy Louisiana)

See Note 2 to the financial statements in the Form 10-K for a discussion of the base rate case filed by Entergy Louisiana in February 2013. Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Louisiana submitted a compliance filing in May 2014 reflecting the effects of the $10 million agreed-upon increase in formula rate plan revenue, the estimated MISO cost recovery mechanism revenue requirement, and the adjustment of the additional capacity mechanism requiring a net increase of approximately $39 million in formula rate plan revenue to be implemented over nine months commencing with the first billing cycle of December 2014. Before rates are

Entergy Corporation and Subsidiaries
Notes to Financial Statements

implemented in December 2014, an updated compliance filing will be made in November 2014 to further refine the estimated MISO cost recovery mechanism revenue requirement component of the May 2014 compliance filing to then-available actual data. The compliance filings will be subject to the review of the parties to the proceeding generally in accordance with the review process set forth in Entergy Louisiana’s formula rate plan.

As discussed in the Form 10-K, the LPSC is conducting a prudence review of the Waterford 3 replacement steam generator project with regard to Entergy Louisiana’s actions concerning the following aspects of the project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.  In July 2014 the LPSC Staff filed testimony recommending potential project and replacement power cost disallowances of up $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana believes that the replacement steam generator costs were prudently incurred and applicable legal principles support their recovery in rates.  Entergy Louisiana provided further documentation and explanation requested by the LPSC staff. An evidentiary hearing is scheduled for December 2014.

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

Filings with the MPSC (Entergy Mississippi)

In June 2014, Entergy Mississippi filed its first general rate case before the MPSC in almost 12 years.  The rate filing lays out Entergy Mississippi’s plans for improving reliability, modernizing the grid, maintaining its workforce, stabilizing rates, utilizing new technologies, and attracting new industry to its service territory.  Entergy Mississippi requested a net increase in revenue of $49 million for bills rendered during calendar year 2015, including $30 million resulting from new depreciation rates to update the estimated service life of assets.  In addition, the filing proposed, among other things: 1) realigning cost recovery of the Attala and Hinds power plant acquisitions from the power management rider to base rates; 2) including certain MISO-related revenues and expenses in the power management rider; 3) power management rider changes that reflect the changes in costs and revenues that will accompany Entergy Mississippi’s withdrawal from participation in the System Agreement; and 4) a formula rate plan forward test year to allow for known changes in expenses and revenues for the rate effective period.  Entergy Mississippi proposed maintaining the current authorized return on common equity of 10.59%.

On October 14, 2014 and October 31, 2014, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed joint stipulations that addressed the majority of issues in the proceeding. The stipulations provide for an approximate $16 million net increase in revenues, which reflects an agreed upon 10.07% return on common equity. The stipulations also revise Entergy Mississippi’s formula rate plan (FRP) by providing Entergy Mississippi with the ability to reflect known and measurable changes to historical rate base and certain expense amounts, resolve uncertainty around and obviate the need for an additional rate filing in connection with Entergy Mississippi’s withdrawal from participation in the System Agreement, update depreciation rates, and move costs associated with the Attala and Hinds generating plants from the power management rider to base rates. The stipulations also provide for recovery of non-fuel MISO-related costs through a separate rider for that purpose. The joint stipulations are subject to MPSC approval. The schedule in the proceeding calls for the rates ultimately approved by the MPSC to be effective January 30, 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In September 2014, Entergy Texas filed for a distribution cost recovery factor rider based on a law that was passed in 2011 allowing for the recovery of increases in capital costs associated with distribution plant. Entergy Texas is requesting collection of approximately $7 million annually from retail customers. The PUCT has not yet acted on this filing.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

In June 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed a business combination study report with the LPSC. The report contained a preliminary analysis of the potential combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. Though not a formal application, the report provided an overview of the combination and identified its potential customer benefits. Although not part of the business combination, Entergy Louisiana provided notice to the City Council in June 2014 that it anticipates it will seek authorization to transfer to Entergy New Orleans the assets that currently support Entergy Louisiana’s customers in Algiers. In the summer of 2014, Entergy Louisiana and Entergy Gulf States Louisiana held technical conferences and face-to-face meetings with LPSC staff and other stakeholders to discuss potential effects of the combination, solicit suggestions and concerns, and identify areas in which additional information might be needed.

On September 30, 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility.

The combination is subject to regulatory review and approval of the LPSC, the FERC, and the NRC. In June 2014, Entergy submitted an application to the NRC for approval of River Bend and Waterford 3 license transfers as part of the steps to complete the business combination. The combination also could be subject to regulatory review of the City Council if Entergy Louisiana continues to own the assets that currently support Entergy Louisiana’s customers in Algiers at the time the combination is effectuated. In November 2014, Entergy Louisiana filed an application with the City Council seeking authorization to undertake the combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the combination. If approvals are obtained from the LPSC, the FERC, the NRC, and, if required, the City Council, Entergy Louisiana and Entergy Gulf States Louisiana expect the combination will be effected in the second half of 2015.

It is currently contemplated that Entergy Louisiana and Entergy Gulf States Louisiana will undertake multiple steps to effectuate the combination, which steps would include the following:

•
Each of Entergy Louisiana and Entergy Gulf States Louisiana will redeem or repurchase all of their respective outstanding preferred membership interests (which interests have a $100 million liquidation value in the case of Entergy Louisiana and $10 million liquidation value in the case of Entergy Gulf States Louisiana).

•	Entergy Gulf States Louisiana will convert from a Louisiana limited liability company to a Texas limited liability company.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Louisiana will allocate substantially all of its assets to a new subsidiary (New Entergy Louisiana) and New Entergy Louisiana will assume all of the liabilities of Entergy Louisiana, in a transaction regarded as a merger under the TXBOC. Entergy Louisiana will remain in existence and hold the membership interests in New Entergy Louisiana.

•
Under the TXBOC, Entergy Gulf States Louisiana will allocate substantially all of its assets to a new subsidiary (New Entergy Gulf States Louisiana) and New Entergy Gulf States Louisiana will assume all of the liabilities of Entergy Gulf States Louisiana, in a transaction regarded as a merger under the TXBOC. Entergy Gulf States Louisiana will remain in existence and hold the membership interests in New Entergy Gulf States Louisiana.

•
Entergy Louisiana and Entergy Gulf States Louisiana will contribute the membership interests in New Entergy Louisiana and New Entergy Gulf States Louisiana to an affiliate the common membership interests of which will be owned by Entergy Louisiana, Entergy Gulf States Louisiana and Entergy Corporation.

•	New Entergy Gulf States Louisiana will merge into New Entergy Louisiana with New Entergy Louisiana surviving the merger.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Upon the completion of the steps, New Entergy Louisiana will hold substantially all of the assets, and will have assumed all of the liabilities, of Entergy Louisiana and Entergy Gulf States Louisiana. Entergy Louisiana and Entergy Gulf States Louisiana may modify or supplement the steps to be taken to effect the combination.

Algiers Asset Transfer (Entergy Louisiana and Entergy New Orleans)

In October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently support Entergy Louisiana’s customers in Algiers. The transaction is expected to result in the transfer of net assets of approximately $60 million. The Algiers asset transfer is also subject to regulatory review and approval of the FERC. As discussed previously, Entergy Louisiana also filed an application with the City Council seeking authorization to undertake the Entergy Louisiana and Entergy Gulf States Louisiana business combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the business combination. If the necessary approvals are obtained from the City Council and the FERC, Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in the second half of 2015.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceedings regarding the System Agreement, including the FERC’s October 2011 order and Entergy’s December 2011 compliance filing in response to that order.  In February 2014 the FERC issued a rehearing order addressing its October 2011 order. The FERC denied the LPSC’s request for rehearing on the issues of whether the bandwidth remedy should be made effective earlier than June 1, 2005, and whether refunds should be ordered for the 20-month refund effective period. The FERC granted the LPSC’s rehearing request on the issue of interest on the bandwidth payments/receipts for the June - December 2005 period, requiring that interest be accrued from June 1, 2006 until the date those bandwidth payments/receipts are made. Also in February 2014 the FERC issued an order rejecting the December 2011 compliance filing that calculated the bandwidth payments/receipts for the June - December 2005 period. The FERC order required a new compliance filing that calculates the bandwidth payments/receipts for the June - December 2005 period based on monthly data for the seven individual months and that includes interest pursuant to the February 2014 rehearing order. Entergy has sought rehearing of the February 2014 orders with respect to the FERC’s determinations regarding interest. In April 2014 the LPSC filed a petition for review of the FERC’s October 2011 and February 2014 orders with the U.S. Court of Appeals for the D.C. Circuit.

In April and May 2014, Entergy filed with the FERC an updated compliance filing that provides the payments and receipts among the Utility operating companies pursuant to the FERC’s February 2014 orders.  The filing shows the following net payments and receipts, including interest, among the Utility operating companies:

Payments (Receipts)
(In Millions)
Entergy Arkansas	$68
Entergy Gulf States Louisiana	($10)
Entergy Louisiana	$—
Entergy Mississippi	($11)
Entergy New Orleans	$2
Entergy Texas	($49)

These payments were made in May 2014. The LPSC, City Council, and APSC have filed protests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2007 Rate Filing Based on Calendar Year 2006 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In July 2014 the FERC issued an order accepting Entergy Services’ November 2013 compliance filing. The FERC directed Entergy Services to make a comprehensive bandwidth recalculation report by September 15, 2014 showing all the updated payment/receipt amounts based on the 2006 calendar year data in compliance with all bandwidth formula and bandwidth calculation adjustments that the FERC has accepted or ordered for those years. The FERC also directed the Entergy Operating Companies to make any true-up bandwidth payments associated with the 2006 bandwidth recalculation report with interest following the filing of the comprehensive recalculation report. See discussion below regarding the comprehensive bandwidth recalculation and filings made with the FERC in connection with this proceeding.

2008 Rate Filing Based on Calendar Year 2007 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In July 2014 the FERC issued an order denying Entergy’s rehearing request and decided that it is appropriate to allow interest to be paid on the bandwidth recalculation amounts. The FERC also directed Entergy to file a comprehensive bandwidth recalculation report by September 15, 2014 showing all the updated payment/receipt amounts based on the 2007 calendar year data in compliance with all bandwidth formula and bandwidth calculation adjustments that the FERC has accepted or ordered for that year. The FERC also directed the Entergy Operating Companies to make any true-up bandwidth payments associated with the 2007 bandwidth recalculation report with interest following the filing of the comprehensive recalculation report. In August 2014 the Fifth Circuit issued its opinion dismissing the LPSC petition for review of the FERC’s order. In October 2014, Entergy filed a petition for review with the U.S. Court of Appeals for the D.C. Circuit seeking appellate review of the FERC’s interest determination. See discussion below regarding the comprehensive bandwidth recalculation and filings made with the FERC in connection with this proceeding.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In August 2014, the FERC issued an order accepting the November 2013 compliance filing that was made in response to the FERC’s October 2013 order. The LPSC has appealed to the U.S. Court of Appeals for the Fifth Circuit the FERC’s May 2012 and October 2013 orders. Briefs have been filed and oral argument was held in October 2014. See discussion below regarding the comprehensive bandwidth recalculation and filings made with the FERC in connection with this proceeding.

Comprehensive Bandwidth Recalculation for 2007, 2008, and 2009 Rate Filing Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of this comprehensive bandwidth recalculation. In July 2014 the FERC issued four orders in connection with various Service Schedule MSS-3 rough production cost equalization formula compliance filings and rehearing requests. Specifically, the FERC accepted Entergy Services’ revised methodologies for calculating certain cost components of the formula and affirmed its prior ruling requiring interest on the true-up amounts. The FERC directed that a comprehensive recalculation of the formula be performed for the filing years 2007 and 2008 based on calendar years 2006 and 2007 production costs. In September 2014, Entergy filed with the FERC its compliance filing that provides the payments and receipts among the Utility operating companies pursuant to the FERC’s orders for the 2007, 2008, and 2009 rate filing proceedings.  The filing shows the following payments/receipts among the Utility operating companies:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Payments (Receipts)
(In Millions)
Entergy Arkansas	$38
Entergy Gulf States Louisiana	($22)
Entergy Louisiana	($16)
Entergy Mississippi	$16
Entergy New Orleans	($1)
Entergy Texas	($15)

Entergy Arkansas and Entergy Mississippi made the payments in September and October 2014. The updated compliance filings in the 2008 and 2009 rate filing proceedings have not been protested, and one protest was filed at the FERC related to the 2007 rate filing proceeding. The filings are pending at the FERC.

2010 Rate Filing Based on Calendar Year 2009 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. The hearing was held in March 2014 and the presiding ALJ issued an initial decision in September 2014. Briefs on exception were filed in October 2014, and the case is pending before the FERC.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Storm Cost Recovery Filings with Retail Regulators

Entergy Gulf States Louisiana and Entergy Louisiana

As discussed in the Form 10-K, Entergy Gulf States Louisiana and Entergy Louisiana sought to recover restoration costs for the repair and replacement of electric facilities damaged by Hurricane Isaac, as well as replenishment of storm escrow accounts for prior storms, in the amount of $73.8 million for Entergy Gulf States Louisiana and $247.7 million for Entergy Louisiana. In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana drew $65 million and $187 million, respectively, from their funded storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Entergy Gulf States Louisiana committed to pass on to customers a minimum of $6.9 million of customer benefits through annual customer credits of approximately $1.4 million for five years.  Entergy Louisiana committed to pass on to customers a minimum of $23.9 million of customer benefits through annual customer credits of approximately $4.8 million for five years. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $71 million in bonds under Act 55 of the Louisiana Legislature.  From the $69 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $3 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $66 million directly to Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana used the $66 million received from the LURC to acquire 662,426.80 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

In August 2014 the LCDA issued another $243.85 million in bonds under Act 55 of the Louisiana Legislature.  From the $240 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $13 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $227 million directly to Entergy Louisiana.  Entergy Louisiana used the $227 million received from the LURC to acquire 2,272,725.89 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

New Nuclear Generation Development Costs

Entergy Mississippi

See the Form 10-K for discussion of Entergy Mississippi’s developing and preserving a project option for new nuclear generation at Grand Gulf Nuclear Station. On October 14, 2014, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed a joint stipulation in Entergy Mississippi’s general rate case proceeding, which is discussed above. In consideration of the comprehensive terms for settlement in that rate case proceeding, the Mississippi Public Utilities Staff and Entergy Mississippi agreed that Entergy Mississippi will request consolidation of the new nuclear generation development costs proceeding with the rate case proceeding for hearing purposes and will not further pursue, except as noted below, recovery of the costs deferred by MPSC order in the new nuclear generation development docket. The stipulation states, however, that, if Entergy Mississippi decides to move forward with nuclear development in Mississippi, it can at that time re-present for consideration by the MPSC only those costs directly associated with the existing early site permit (ESP), to the extent that the costs are verifiable and prudent and the ESP is still valid and relevant to any such option pursued. After considering the progress of the new nuclear generation costs proceeding in light of the joint stipulation, Entergy Mississippi recorded in the third quarter 2014 a $60.9 million pre-tax charge to recognize that the regulatory assets associated with new nuclear generation development are no longer probable of recovery. If the MPSC does not ultimately approve all of the provisions agreed to in the October 2014 joint stipulation, however, Entergy Mississippi would continue to pursue recovery of the new nuclear development costs.

Texas Power Price Lawsuit

See the Form 10-K for discussion of this proceeding. In November 2014 the Texas Court of Appeals - First District reversed the state district court's class certification order and dismissed the case holding that the state district court lacked subject matter jurisdiction to address the issues.  Plaintiffs can file a motion for rehearing and/or a petition for review at the Supreme Court of Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended September 30,
	2014			2013
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$230.0	179.6	$1.28	$239.9	178.3	$1.35
Average dilutive effect of:
Stock options		0.3	—		0.1	—
Other equity plans		0.6	(0.01)		0.3	(0.01)
Diluted earnings per share	$230.0	180.5	$1.27	$239.9	178.7	$1.34

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 5.2 million for the three months ended September 30, 2014 and approximately 8.8 million for the three months ended September 30, 2013.

	For the Nine Months Ended September 30,
	2014			2013
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$820.6	179.3	$4.58	$565.0	178.2	$3.17
Average dilutive effect of:
Stock options		0.2	(0.01)		0.1	—
Other equity plans		0.4	(0.01)		0.2	(0.01)
Diluted earnings per share	$820.6	179.9	$4.56	$565.0	178.5	$3.16

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 6.6 million for the nine months ended September 30, 2014 and approximately 8.9 million for the nine months ended September 30, 2013.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the nine months ended September 30, 2014, Entergy Corporation issued 1,527,010 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  During the nine months ended September 30, 2014, Entergy Corporation repurchased 248,190 shares of its common stock for a total purchase price of $18.3 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retained Earnings

On October 31, 2014, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on December 1, 2014 to holders of record as of November 13, 2014.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2014 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, June 30, 2014	($74,767)	($297,460)	$399,480	$3,815	$31,068
Other comprehensive income (loss) before reclassifications	5,783	—	(9,475)	(662)	(4,354)
Amounts reclassified from accumulated other comprehensive income (loss)	(8,271)	2,956	(1,015)	—	(6,330)
Net other comprehensive income (loss) for the period	(2,488)	2,956	(10,490)	(662)	(10,684)
Ending balance, September 30, 2014	($77,255)	($294,504)	$388,990	$3,153	$20,384

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2013 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, June 30, 2013	$31,520	($571,138)	$262,891	$2,424	($274,303)
Other comprehensive income (loss) before reclassifications	(9,838)	—	45,647	706	36,515
Amounts reclassified from accumulated other comprehensive income (loss)	(21,825)	15,430	653	—	(5,742)
Net other comprehensive income (loss) for the period	(31,663)	15,430	46,300	706	30,773
Ending balance, September 30, 2013	($143)	($555,708)	$309,191	$3,130	($243,530)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2014 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, December 31, 2013	($81,777)	($288,223)	$337,256	$3,420	($29,324)
Other comprehensive income (loss) before reclassifications	(114,587)	—	56,056	(267)	(58,798)
Amounts reclassified from accumulated other comprehensive income (loss)	119,109	(6,281)	(4,322)	—	108,506
Net other comprehensive income (loss) for the period	4,522	(6,281)	51,734	(267)	49,708
Ending balance, September 30, 2014	($77,255)	($294,504)	$388,990	$3,153	$20,384

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2013 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, December 31, 2012	$79,905	($590,712)	$214,547	$3,177	($293,083)
Other comprehensive income (loss) before reclassifications	(57,376)	—	95,843	(47)	38,420
Amounts reclassified from accumulated other comprehensive income (loss)	(22,672)	35,004	(1,199)	—	11,133
Net other comprehensive income (loss) for the period	(80,048)	35,004	94,644	(47)	49,553
Ending balance, September 30, 2013	($143)	($555,708)	$309,191	$3,130	($243,530)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended September 30, 2014:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance June 30, 2014	($27,943)	($10,224)
Amounts reclassified from accumulated other comprehensive income (loss)	137	(287)
Net other comprehensive income (loss) for the period	137	(287)
Ending balance, September 30, 2014	($27,806)	($10,511)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended September 30, 2013:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance June 30, 2013	($63,312)	($44,771)
Amounts reclassified from accumulated other comprehensive income (loss)	963	684
Net other comprehensive income (loss) for the period	963	684
Ending balance, September 30, 2013	($62,349)	($44,087)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the nine months ended September 30, 2014:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance, December 31, 2013	($28,202)	($9,635)
Amounts reclassified from accumulated other comprehensive income (loss)	396	(876)
Net other comprehensive income (loss) for the period	396	(876)
Ending balance, September 30, 2014	($27,806)	($10,511)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the nine months ended September 30, 2013:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance, December 31, 2012	($65,229)	($46,132)
Amounts reclassified from accumulated other comprehensive income (loss)	2,880	2,045
Net other comprehensive income (loss) for the period	2,880	2,045
Ending balance, September 30, 2013	($62,349)	($44,087)

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended September 30, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$13,000	Competitive business operating revenues
Interest rate swaps	(275)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	12,725
	(4,454)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$8,271

Pension and other postretirement liabilities
Amortization of prior-service costs	$5,074	(a)
Amortization of loss	(8,952)	(a)
Settlement loss	(423)	(a)
Total amortization	(4,301)
	1,345	Income taxes
Total amortization (net of tax)	($2,956)

Net unrealized investment gain (loss)
Realized gain (loss)	$1,990	Interest and investment income
	(975)	Income taxes
Total realized investment gain (loss) (net of tax)	$1,015

Total reclassifications for the period (net of tax)	$6,330

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended September 30, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$35,325	Competitive business operating revenues
Interest rate swaps	(389)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	34,936
	(13,111)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$21,825

Pension and other postretirement liabilities
Amortization of prior-service costs	$2,414	(a)
Amortization of loss	(17,179)	(a)
Curtailment loss	(1,304)	(a)
Settlement loss	(9,662)	(a)
Total amortization	(25,731)
	10,301	Income taxes
Total amortization (net of tax)	($15,430)

Net unrealized investment gain (loss)
Realized gain (loss)	($1,280)	Interest and investment income
	627	Income taxes
Total realized investment gain (loss) (net of tax)	($653)

Total reclassifications for the period (net of tax)	$5,742

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the nine months ended September 30, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	($182,275)	Competitive business operating revenues
Interest rate swaps	(970)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(183,245)
	64,136	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($119,109)

Pension and other postretirement liabilities
Amortization of prior-service costs	$15,227	(a)
Amortization of loss	(26,903)	(a)
Settlement loss	(2,971)	(a)
Total amortization	(14,647)
	20,928	Income taxes
Total amortization (net of tax)	$6,281

Net unrealized investment gain (loss)
Realized gain (loss)	$8,474	Interest and investment income
	(4,152)	Income taxes
Total realized investment gain (loss) (net of tax)	$4,322

Total reclassifications for the period (net of tax)	($108,506)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the nine months ended September 30, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$37,518	Competitive business operating revenues
Interest rate swaps	(1,193)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	36,325
	(13,653)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$22,672

Pension and other postretirement liabilities
Amortization of prior-service costs	$7,175	(a)
Amortization of loss	(53,268)	(a)
Curtailment loss	(1,304)	(a)
Settlement loss	(9,662)	(a)
Total amortization	(57,059)
	22,055	Income taxes
Total amortization (net of tax)	($35,004)

Net unrealized investment gain (loss)
Realized gain (loss)	$2,351	Interest and investment income
	(1,152)	Income taxes
Total realized investment gain (loss) (net of tax)	$1,199

Total reclassifications for the period (net of tax)	($11,133)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended September 30, 2014 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service costs	$559	$844	(a)
Amortization of loss	(782)	(378)	(a)
Total amortization	(223)	466
	86	(179)	Income tax expense (benefit)
Total amortization (net of tax)	(137)	287

Total reclassifications for the period (net of tax)	($137)	$287

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended September 30, 2013 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service costs	$206	$62	(a)
Amortization of loss	(1,947)	(1,288)	(a)
Total amortization	(1,741)	(1,226)
	778	542	Income tax expense
Total amortization (net of tax)	(963)	(684)

Total reclassifications for the period (net of tax)	($963)	($684)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the nine months ended September 30, 2014 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service costs	$1,677	$2,533	(a)
Amortization of loss	(2,345)	(1,134)	(a)
Total amortization	(668)	1,399
	272	(523)	Income tax expense (benefit)
Total amortization (net of tax)	(396)	876

Total reclassifications for the period (net of tax)	($396)	$876

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the nine months ended September 30, 2013 are as follows:

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2014 was 1.91% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2014.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$245	$8	$3,247

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At September 30, 2014, Entergy Corporation had $776 million of commercial paper outstanding.  The weighted-average interest rate for the nine months ended September 30, 2014 was 0.89%.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2014 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2014
Entergy Arkansas	April 2015	$20 million (b)	1.65%	$—
Entergy Arkansas	March 2019	$150 million (c)	1.65%	$—
Entergy Gulf States Louisiana	March 2019	$150 million (d)	1.40%	$—
Entergy Louisiana	March 2019	$200 million (e)	1.40%	$—
Entergy Mississippi	May 2015	$37.5 million (f)	1.65%	$—
Entergy Mississippi	May 2015	$35 million (f)	1.65%	$—
Entergy Mississippi	May 2015	$20 million (f)	1.65%	$—
Entergy Mississippi	May 2015	$10 million (f)	1.65%	$—
Entergy New Orleans	November 2014	$25 million	1.90%	$—
Entergy Texas	March 2019	$150 million (g)	1.65%	$—

(a)	The interest rate is the rate as of September 30, 2014 that would most likely apply to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)
The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2014, $4 million in letters of credit were outstanding.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2014, $17.9 million in letters of credit were outstanding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2014, $16.4 million in letters of credit were outstanding.

(f)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(g)
The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2014, $31.4 million in letters of credit were outstanding.

The commitment fees on the credit facilities range from 0.125% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Mississippi and Entergy New Orleans each entered into an uncommitted letter of credit facility in 2013 as a means to post collateral to support its obligations related to MISO. As of September 30, 2014, a $21.8 million letter of credit was outstanding under Entergy Mississippi’s letter of credit facility and an $11.8 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility. As of September 30, 2014, the letter of credit fee on outstanding letters of credit under the Entergy Mississippi and Entergy New Orleans letter of credit facilities was 1.50%.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2015.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2014 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$64
Entergy Gulf States Louisiana	$200	$—
Entergy Louisiana	$250	$8
Entergy Mississippi	$175	$—
Entergy New Orleans	$100	$—
Entergy Texas	$200	$—
System Energy	$200	$—

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

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of September 30, 2014:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2014
		(Dollars in Millions)
Entergy Arkansas VIE	June 2016	$85	1.58%	$8.0
Entergy Gulf States Louisiana VIE	June 2016	$100	n/a	$—
Entergy Louisiana VIE	June 2016	$90	1.46%	$66.4
System Energy VIE	June 2016	$125	1.60%	$40.9

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of September 30, 2014 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Gulf States Louisiana VIE	3.25% Series Q due July 2017	$75 million
Entergy Gulf States Louisiana VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
Entergy Louisiana VIE	3.25% Series G due July 2017	$25 million
Entergy Louisiana VIE	3.92% Series H due February 2021	$40 million
System Energy VIE	5.33% Series G due April 2015	$60 million
System Energy VIE	4.02% Series H due February 2017	$50 million
System Energy VIE	3.78% Series I due October 2018	$85 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Debt Issuances and Redemptions

(Entergy Arkansas)

In March 2014, Entergy Arkansas issued $375 million of 3.70% Series first mortgage bonds due June 2024. Entergy Arkansas used the proceeds to pay, prior to maturity, its $250 million term loan, to pay, prior to maturity, its $115 million of 5.0% Series first mortgage bonds due July 2018, and for general corporate purposes.

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

In June 2014, Entergy Louisiana issued $170 million of 5% Series first mortgage bonds due July 2044. Entergy Louisiana used the proceeds to pay, prior to maturity, its $70 million of 6.4% Series first mortgage bonds due October 2034 and to pay, prior to maturity, its $100 million of 6.3% Series first mortgage bonds due September 2035.

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

(Entergy Texas)

In May 2014, Entergy Texas issued $135 million of 5.625% Series first mortgage bonds due June 2064. Entergy Texas used the proceeds to pay, prior to maturity, a portion of its $150 million of 7.875% Series first mortgage bonds due June 2039.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2014 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$12,748,708	$12,872,518
Entergy Arkansas	$2,429,578	$2,244,612
Entergy Gulf States Louisiana	$1,622,755	$1,746,041
Entergy Louisiana	$3,368,934	$3,414,414
Entergy Mississippi	$1,058,806	$1,098,397
Entergy New Orleans	$225,886	$226,115
Entergy Texas	$1,490,216	$1,641,839
System Energy	$710,777	$672,972

(a)
The values exclude lease obligations of $128 million at Entergy Louisiana and $51 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $97 million at Entergy, and include debt due within one year.

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

Stock Options

Entergy granted 611,700 stock options during the first quarter 2014 with a weighted-average fair value of $8.71 per option.  At September 30, 2014, there are 8,785,130 stock options outstanding with a weighted-average exercise price of $81.23.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2014.  Because Entergy’s stock price at September 30, 2014 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of September 30, 2014 is zero. The intrinsic value of “in the money” stock options is $4.8 million as of September 30, 2014.

The following table includes financial information for stock options for the third quarters of 2014 and 2013:

	2014	2013
	(In Millions)
Compensation expense included in Entergy’s net income	$1.0	$1.0
Tax benefit recognized in Entergy’s net income	$0.4	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.2

The following table includes financial information for stock options for the nine months ended September 30, 2014 and 2013:

	2014	2013
	(In Millions)
Compensation expense included in Entergy’s net income	$3.1	$3.2
Tax benefit recognized in Entergy’s net income	$1.2	$1.3
Compensation cost capitalized as part of fixed assets and inventory	$0.5	$0.6

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for other equity plans for the third quarters of 2014 and 2013:

	2014	2013
	(In Millions)
Compensation expense included in Entergy’s net income	$7.6	$5.7
Tax benefit recognized in Entergy’s net income	$2.9	$2.2
Compensation cost capitalized as part of fixed assets and inventory	$1.2	$0.9

The following table includes financial information for other equity plans for the nine months ended September 30, 2014 and 2013:

	2014	2013
	(In Millions)
Compensation expense included in Entergy’s net income	$22.7	$17.5
Tax benefit recognized in Entergy’s net income	$8.8	$6.8
Compensation cost capitalized as part of fixed assets and inventory	$3.5	$2.7

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the third quarters of 2014 and 2013, included the following components:

	2014	2013
	(In Thousands)
Service cost - benefits earned during the period	$35,109	$43,542
Interest cost on projected benefit obligation	72,519	65,464
Expected return on assets	(90,366)	(81,898)
Amortization of prior service cost	400	531
Amortization of loss	36,274	54,156
Curtailment loss	—	1,304
Net pension costs	$53,936	$83,099

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2014 and 2013, included the following components:

	2014	2013
	(In Thousands)
Service cost - benefits earned during the period	$105,327	$131,644
Interest cost on projected benefit obligation	217,557	195,996
Expected return on assets	(271,098)	(245,394)
Amortization of prior service cost	1,200	1,665
Amortization of loss	108,822	164,058
Curtailment loss	—	1,304
Special termination benefit	732	—
Net pension costs	$162,540	$249,273

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the third quarters of 2014 and 2013, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the nine months ended September 30, 2014 and 2013, included the following components:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$15,069	$8,643	$10,638	$4,569	$1,998	$3,855	$4,338
Interest cost on projected
benefit obligation	44,652	21,834	28,401	12,954	6,123	13,311	10,170
Expected return on assets	(54,915)	(28,464)	(34,347)	(17,094)	(7,515)	(17,793)	(12,465)
Amortization of loss	26,967	11,943	18,393	7,062	4,347	7,017	7,125
Net pension cost	$31,773	$13,956	$23,085	$7,491	$4,953	$6,390	$9,168

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$19,113	$10,797	$13,002	$5,526	$2,496	$4,911	$5,508
Interest cost on projected
benefit obligation	40,650	19,971	25,932	11,790	5,547	12,165	9,048
Expected return on assets	(50,151)	(26,202)	(31,362)	(15,837)	(6,810)	(16,698)	(12,897)
Amortization of prior service
cost	18	6	63	6	—	6	9
Amortization of loss	37,631	17,800	26,181	10,032	6,033	10,118	7,286
Net pension cost	$47,261	$22,372	$33,816	$11,517	$7,266	$10,502	$8,954

Non-Qualified Net Pension Cost

Entergy recognized $6.5 million and $33.1 million in pension cost for its non-qualified pension plans in the third quarters of 2014 and 2013, respectively. Reflected in the pension cost for non-qualified pension plans in the third quarters of 2014 and 2013, respectively, is a $2.3 million and a $28.1 million settlement charge related to the payment of lump sum benefits out of the plan. Entergy recognized $25.6 million and $44.1 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2014 and 2013, respectively. Reflected in the pension costs for non-qualified pension plans for the nine months ended September 30, 2014 and 2013, respectively, is a $12.5 million and a $28.1 million settlement charge related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the third quarters of 2014 and 2013:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost third quarter 2014	$377	$32	$1	$47	$24	$129
Non-qualified pension cost third quarter 2013	$121	$38	$3	$46	$22	$560

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the nine months ended September 30, 2014 and 2013:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost nine months ended September 30, 2014	$657	$98	$4	$143	$70	$373
Non-qualified pension cost nine months ended September 30, 2013	$326	$113	$9	$139	$68	$857

Reflected in Entergy Arkansas’s non-qualified pension costs in the third quarters of 2014 and 2013, respectively, are $274 thousand and$19 thousand in settlement charges related to the payment of lump sum benefits out of the plan. Reflected in Entergy Arkansas’s non-qualified pension costs for the nine months ended September 30, 2014 and 2013, respectively, are $337 thousand and $19 thousand in settlement charges related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs in the third quarters of 2014 and 2013, respectively, are $10 thousand and $415 thousand in settlement charges related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs for the nine months ended September 30, 2014 and 2013, respectively, are $16 thousand and $415 thousand in settlement charges related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the third quarters of 2014 and 2013, included the following components:

	2014	2013
	(In Thousands)
Service cost - benefits earned during the period	$10,873	$18,917
Interest cost on accumulated postretirement benefit obligation (APBO)	17,960	19,766
Expected return on assets	(11,197)	(9,950)
Amortization of prior service credit	(7,898)	(3,334)
Amortization of loss	2,786	11,304
Net other postretirement benefit cost	$12,524	$36,703

Entergy’s other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2014 and 2013, included the following components:

	2014	2013
	(In Thousands)
Service cost - benefits earned during the period	$32,619	$56,751
Interest cost on accumulated postretirement benefit obligation (APBO)	53,880	59,298
Expected return on assets	(33,591)	(29,850)
Amortization of prior service credit	(23,694)	(10,002)
Amortization of loss	8,358	33,912
Net other postretirement benefit cost	$37,572	$110,109

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the third quarters of 2014 and 2013, included the following components:

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

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the nine months ended September 30, 2014 and 2013, included the following components:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,467	$3,672	$3,390	$1,425	$651	$1,785	$1,545
Interest cost on APBO	9,195	6,285	6,198	2,742	2,103	4,239	1,959
Expected return on assets	(14,352)	—	—	(4,329)	(3,357)	(7,770)	(2,796)
Amortization of prior service
credit	(1,830)	(1,677)	(2,532)	(687)	(531)	(975)	(618)
Amortization of loss	951	909	1,134	111	42	600	333
Net other postretirement
benefit cost	($1,569)	$9,189	$8,190	($738)	($1,092)	($2,121)	$423

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$7,242	$6,003	$6,516	$2,457	$1,341	$2,850	$2,721
Interest cost on APBO	10,080	6,678	7,047	3,222	2,355	4,545	2,187
Expected return on assets	(12,447)	—	—	(3,951)	(3,042)	(6,963)	(2,475)
Amortization of prior service
cost/(credit)	(399)	(618)	(186)	(105)	30	(321)	(48)
Amortization of loss	6,124	3,520	3,862	1,987	1,189	2,927	1,437
Net other postretirement
benefit cost	$10,600	$15,583	$17,239	$3,610	$1,873	$3,038	$3,822
Reclassification out of Accumulated Other Comprehensive Income

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the third quarters of 2014 and 2013:

2014	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($389)	$5,570	($107)	$5,074
Amortization of loss	(6,734)	(1,673)	(545)	(8,952)
Settlement loss	—	—	(423)	(423)
	($7,123)	$3,897	($1,075)	($4,301)
Entergy Gulf States Louisiana
Amortization of prior service cost	$—	$559	$—	$559
Amortization of loss	(478)	(303)	(1)	(782)
	($478)	$256	($1)	($223)
Entergy Louisiana
Amortization of prior service cost	$—	$844	$—	$844
Amortization of loss	—	(378)	—	(378)
	$—	$466	$—	$466

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($466)	$3,007	($127)	$2,414
Amortization of loss	(11,050)	(5,485)	(644)	(17,179)
Curtailment loss	(1,304)	—	—	(1,304)
Settlement loss	—	—	(9,662)	(9,662)
	($12,820)	($2,478)	($10,433)	($25,731)
Entergy Gulf States Louisiana
Amortization of prior service cost	$—	$206	$—	$206
Amortization of loss	(772)	(1,173)	(2)	(1,947)
	($772)	($967)	($2)	($1,741)
Entergy Louisiana
Amortization of prior service cost	$—	$62	$—	$62
Amortization of loss	—	(1,288)	—	(1,288)
	$—	($1,226)	$—	($1,226)

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the nine months ended September 30, 2014 and 2013:

2014	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($1,167)	$16,711	($317)	$15,227
Amortization of loss	(20,202)	(5,019)	(1,682)	(26,903)
Settlement loss	—	—	(2,971)	(2,971)
	($21,369)	$11,692	($4,970)	($14,647)
Entergy Gulf States Louisiana
Amortization of prior service cost	$—	$1,677	$—	$1,677
Amortization of loss	(1,433)	(909)	(3)	(2,345)
	($1,433)	$768	($3)	($668)
Entergy Louisiana
Amortization of prior service cost	$—	$2,533	$—	$2,533
Amortization of loss	—	(1,134)	—	(1,134)
	$—	$1,399	$—	$1,399

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($1,472)	$9,022	($375)	$7,175
Amortization of loss	(34,740)	(16,455)	(2,073)	(53,268)
Curtailment loss	(1,304)	—	—	(1,304)
Settlement loss	—	—	(9,662)	(9,662)
	($37,516)	($7,433)	($12,110)	($57,059)
Entergy Gulf States Louisiana
Amortization of prior service cost	($1)	$618	$—	$617
Amortization of loss	(2,314)	(3,520)	(5)	(5,839)
	($2,315)	($2,902)	($5)	($5,222)
Entergy Louisiana
Amortization of prior service cost	$—	$186	$—	$186
Amortization of loss	—	(3,862)	—	(3,862)
	$—	($3,676)	$—	($3,676)

Employer Contributions

Based on current assumptions, Entergy expects to contribute $399 million to its qualified pension plans in 2014.  As of September 30, 2014, Entergy had contributed $320 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2014:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2014 pension contributions	$95,464	$30,176	$54,549	$21,839	$10,509	$17,072	$21,158
Pension contributions made through September 2014	$76,371	$24,217	$43,475	$17,455	$8,408	$13,793	$16,989
Remaining estimated pension contributions to be made in 2014	$19,093	$5,959	$11,074	$4,384	$2,101	$3,279	$4,169

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of September 30, 2014 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership and operation of six nuclear power plants located in the northern United States and the sale of the electric power produced by those plants to wholesale customers.  Entergy Wholesale Commodities

Entergy Corporation and Subsidiaries
Notes to Financial Statements

also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the third quarters of 2014 and 2013 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2014
Operating revenues	$2,852,088	$605,740	$275	$7	$3,458,110
Income taxes (benefit)	$172,188	$2,303	($12,726)	$—	$161,765
Consolidated net income (loss)	$315,263	($32,678)	($14,793)	($32,876)	$234,916
2013
Operating revenues	$2,732,482	$623,321	$787	($4,631)	$3,351,959
Income taxes (benefit)	$170,816	($107,337)	($38,926)	$—	$24,553
Consolidated net income (loss)	$352,303	($92,828)	$11,102	($26,395)	$244,182

Entergy’s segment financial information for the nine months ended September 30, 2014 and 2013 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2014
Operating revenues	$7,566,187	$2,095,752	$1,765	($101)	$9,663,603
Income taxes (benefit)	$410,135	$140,777	($43,438)	$—	$507,474
Consolidated net income (loss)	$732,838	$236,255	($47,869)	($85,974)	$835,250
2013
Operating revenues	$6,948,258	$1,770,577	$2,775	($22,569)	$8,699,041
Income taxes (benefit)	$340,817	($64,968)	($61,647)	$—	$214,202
Consolidated net income (loss)	$680,694	$818	($23,107)	($79,185)	$579,220

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at September 30, 2014 is approximately 2.25 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 75% for the remainder of 2014, of which approximately 60% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2014 is 10 TWh.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of September 30, 2014 is 19,999,000 MMBtu for Entergy, 9,400,000 MMBtu for Entergy Gulf States Louisiana, 6,690,000 MMBtu for Entergy Louisiana, 2,670,000 MMBtu for Entergy Mississippi, and 1,239,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

During the second quarter 2014, Entergy participated in the annual FTR auction process for the MISO planning year of June 1, 2014 through May 31, 2015. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of September 30, 2014 is 73,378 GWh for Entergy, including 15,935 GWh for Entergy Arkansas, 16,199 GWh for Entergy Gulf States Louisiana, 16,991 GWh for Entergy Louisiana, 9,032 GWh for Entergy Mississippi, 5,846 GWh for Entergy New Orleans, and 9,264 GWh for Entergy Texas. Credit support for FTRs held by the Utility operating companies is covered by cash or letters of credit issued by each Utility operating company as required by MISO. Credit support for FTRs held by Entergy Wholesale Commodities is covered by cash. As of September 30, 2014, no cash collateral was required to be posted.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2014 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$118	($117)	$1	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$21	($16)	$5	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$206	($145)	$61	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$33	($14)	$19	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$93	($82)	$11	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$8	($8)	$—	Entergy Wholesale Commodities
FTRs	Prepayments and other	$92	($9)	$83	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$78	($54)	$24	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$14	($10)	$4	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$1	$—	$1	Utility

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets

(d)	Excludes cash collateral in the amounts of $4 million posted as of September 30, 2014 and $47 million posted and $4 million held as of December 31, 2013, respectively

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended September 30, 2014 and 2013 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income
	(In Millions)		(In Millions)
2014
Electricity swaps and options	$8	Competitive businesses operating revenues	$13

2013
Electricity swaps and options	($4)	Competitive businesses operating revenues	$35

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the nine months ended September 30, 2014 and 2013 are as follows:

Instrument	Amount of loss recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from AOCI into income
	(In Millions)		(In Millions)
2014
Electricity swaps and options	($177)	Competitive businesses operating revenues	($182)

2013
Electricity swaps and options	($78)	Competitive businesses operating revenues	$38

Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  Unrealized gains or losses recorded in other comprehensive income result from hedging power output at the Entergy Wholesale Commodities power plants.  The related gains or losses from hedging power are included in operating revenues when realized. Gains totaling approximately $13 million and $35 million were realized on the maturity of cash flow hedges, before taxes of $5 million and $13 million, for the three months ended September 30, 2014 and 2013, respectively. Gains (losses) totaling approximately ($182) million and $38 million were realized on the maturity of cash flow hedges, before taxes (benefit) of ($64) million and $14 million, for the nine months ended September 30, 2014 and 2013, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended September 30, 2014 and 2013 was ($1.0) million and ($1.8) million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the nine months ended September 30, 2014 and 2013 was $0.8 million and ($2.3) million, respectively. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues.

Based on market prices as of September 30, 2014, unrealized losses recorded in AOCI on cash flow hedges relating to power sales totaled ($113) million of net unrealized losses.  Approximately ($96) million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of September 30, 2014, derivative contracts with nine counterparties were in a liability position (approximately $96 million total). In addition to the corporate guarantee, $4 million in cash collateral was required to be posted. As of September 30, 2013, derivative contracts with five counterparties were in a liability position (approximately $32 million total), but were significantly below the amount of the guarantee provided under the contract and no cash collateral was required. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

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

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2014 and 2013 is as follows:

Instrument	Amount of gain (loss) recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2014
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($8)
FTRs	$—	Purchased power expense	(b)	$47
Electricity swaps and options de-designated as hedged items	($9)	Competitive business operating revenues		($5)

2013
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($1)
Electricity swaps and options de-designated as hedged items	$4	Competitive business operating revenues		$12

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2014 and 2013 is as follows:

Instrument	Amount of gain (loss) recognized in AOCI	Income Statement location		Amount of gain recorded in the income statement
	(In Millions)			(In Millions)
2014
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$13
FTRs	$—	Purchased power expense	(b)	$182
Electricity swaps and options de-designated as hedged items	($2)	Competitive business operating revenues		$20

2013
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$8
Electricity swaps and options de-designated as hedged items	$4	Competitive business operating revenues		$2

(a)
Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

(b)
Due to regulatory treatment, the changes in the estimated fair value of FTRs for the Utility operating companies are recorded through purchased power expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the FTRs for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of September 30, 2014 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$0.5	Entergy Arkansas
FTRs	Prepayments and other	$26.8	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$14.7	Entergy Louisiana
FTRs	Prepayments and other	$6.1	Entergy Mississippi
FTRs	Prepayments and other	$6.0	Entergy New Orleans
FTRs	Prepayments and other	$27.5	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$0.5	Entergy Gulf States Louisiana
Natural gas swaps	Other current liabilities	$0.3	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.1	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.1	Entergy New Orleans

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2013 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
Natural gas swaps	Gas hedge contracts	$2.2	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$2.9	Entergy Louisiana
Natural gas swaps	Prepayments and other	$0.7	Entergy Mississippi
Natural gas swaps	Prepayments and other	$0.1	Entergy New Orleans

FTRs	Prepayments and other	$6.7	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$5.7	Entergy Louisiana
FTRs	Prepayments and other	$1.0	Entergy Mississippi
FTRs	Prepayments and other	$2.0	Entergy New Orleans
FTRs	Prepayments and other	$18.4	Entergy Texas

(a)	No cash collateral was required to be posted as of September 30, 2014 and December 31, 2013, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2014 and 2013 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement	Registrant
		(In Millions)
2014
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.4)	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.7)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.6)	Entergy Mississippi

FTRs	Purchased power expense	$4.9	Entergy Arkansas
FTRs	Purchased power expense	$10.6	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$13.4	Entergy Louisiana
FTRs	Purchased power expense	$3.3	Entergy Mississippi
FTRs	Purchased power expense	$5.1	Entergy New Orleans
FTRs	Purchased power expense	$9.8	Entergy Texas

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4)	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.7)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.3)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	Entergy New Orleans

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2014 and 2013 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement	Registrant
		(In Millions)
2014
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.8	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$6.5	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.6	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.7	Entergy New Orleans

FTRs	Purchased power expense	$16.7	Entergy Arkansas
FTRs	Purchased power expense	$45.7	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$33.8	Entergy Louisiana
FTRs	Purchased power expense	$15.6	Entergy Mississippi
FTRs	Purchased power expense	$11.4	Entergy New Orleans
FTRs	Purchased power expense	$56.0	Entergy Texas

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.4	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.2	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.2	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.2)	Entergy New Orleans

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$978	$—		$—	$978
Decommissioning trust funds (a):
Equity securities	435	2,739	(b)	—	3,174
Debt securities	856	1,150		—	2,006
Power contracts	—	—		17	17
Securitization recovery trust account	51	—		—	51
Escrow accounts	360	—		—	360
FTRs	—	—		83	83
	$2,680	$3,889		$100	$6,669
Liabilities:
Power contracts	$—	$—		$108	$108
Gas hedge contracts	1	—		—	1
	$1	$—		$108	$109

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$609	$—		$—	$609
Decommissioning trust funds (a):
Equity securities	472	2,601	(b)	—	3,073
Debt securities	783	1,047		—	1,830
Power contracts	—	—		74	74
Securitization recovery trust account	46	—		—	46
Escrow accounts	115	—		—	115
Gas hedge contracts	6	—		—	6
FTRs	—	—		34	34
	$2,031	$3,648		$108	$5,787
Liabilities:
Power contracts	$—	$—		$207	$207

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2014 and 2013:

	2014		2013
	Power Contracts	FTRs	Power Contracts
	(In Millions)
Balance as of July 1,	($88)	$144	$83
Realized losses included in earnings	(10)	—	(5)
Unrealized gains included in earnings	4	1	11
Unrealized gains (losses) included in OCI	37	—	(4)
Unrealized losses included as a regulatory liability/asset	—	(14)	—
Purchases	7	—	—
Settlements	(41)	(48)	(36)
Balance as of September 30,	($91)	$83	$49

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2014 and 2013:

	2014		2013
	Power Contracts	FTRs	Power Contracts
	(In Millions)
Balance as of January 1,	($133)	$34	$178
Realized losses included in earnings	(69)	—	(27)
Unrealized gains included in earnings	90	3	14
Unrealized losses included in OCI	(182)	—	(78)
Unrealized gains included as a regulatory liability/asset	—	108	—
Issuances of FTRs	—	121	—
Purchases	15	—	—
Settlements	188	(183)	(38)
Balance as of September 30,	($91)	$83	$49

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of September 30, 2014:

Transaction Type	Fair Value as of September 30, 2014	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Electricity swaps	($120)	Unit contingent discount	+/-	3%	($4)
Electricity options	$29	Implied volatility	+/-	69%	$30

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$4.9	$457.9	(b)	$—	$462.8
Debt securities	67.0	215.3		—	282.3
Securitization recovery trust account	8.3	—		—	8.3
Escrow accounts	12.2	—		—	12.2
FTRs	—	—		0.5	0.5
	$92.4	$673.2		$0.5	$766.1

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$122.8	$—		$—	$122.8
Decommissioning trust funds (a):
Equity securities	13.6	449.7	(b)	—	463.3
Debt securities	58.6	189.0		—	247.6
Securitization recovery trust account	3.8	—		—	3.8
Escrow accounts	26.0	—		—	26.0
	$224.8	$638.7		$—	$863.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$121.4	$—		$—	$121.4
Decommissioning trust funds (a):
Equity securities	12.1	367.4	(b)	—	379.5
Debt securities	78.6	155.6		—	234.2
Escrow accounts	90.0	—		—	90.0
FTRs	—	—		26.8	26.8
	$302.1	$523.0		$26.8	$851.9

Liabilities:
Gas hedge contracts	$0.5	$—		$—	$0.5

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$13.8	$—		$—	$13.8
Decommissioning trust funds (a):
Equity securities	27.6	343.2	(b)	—	370.8
Debt securities	71.7	131.2		—	202.9
Escrow accounts	21.5	—		—	21.5
Gas hedge contracts	2.2	—		—	2.2
FTRs	—	—		6.7	6.7
	$136.8	$474.4		$6.7	$617.9

Entergy Louisiana

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$2.6	$—		$—	$2.6
Decommissioning trust funds (a):
Equity securities	7.5	223.4	(b)	—	230.9
Debt securities	64.4	73.0		—	137.4
Escrow accounts	200.0	—		—	200.0
Securitization recovery trust account	10.4	—		—	10.4
FTRs	—	—		14.7	14.7
	$284.9	$296.4		$14.7	$596.0

Liabilities:
Gas hedge contracts	$0.3	$—		$—	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$123.6	$—		$—	$123.6
Decommissioning trust funds (a):
Equity securities	13.5	210.7	(b)	—	224.2
Debt securities	61.7	61.4		—	123.1
Securitization recovery trust account	4.5	—		—	4.5
Gas hedge contacts	2.9	—		—	2.9
FTRs	—	—		5.7	5.7
	$206.2	$272.1		$5.7	$484.0

Entergy Mississippi

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$30.3	$—	$—	$30.3
Escrow accounts	41.8	—	—	41.8
FTRs	—	—	6.1	6.1
	$72.1	$—	$6.1	$78.2

Liabilities:
Gas hedge contracts	$0.1	$—	$—	$0.1

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$51.8	$—	$—	$51.8
Gas hedge contracts	0.7	—	—	0.7
FTRs	—	—	1.0	1.0
	$52.5	$—	$1.0	$53.5

Entergy New Orleans

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$37.7	$—	$—	$37.7
Escrow accounts	16.2	—	—	16.2
FTRs	—	—	6.0	6.0
	$53.9	$—	$6.0	$59.9

Liabilities:
Gas hedge contracts	$0.1	$—	$—	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$33.2	$—	$—	$33.2
Escrow accounts	10.5	—	—	10.5
Gas hedge contracts	0.1	—	—	0.1
FTRs	—	—	2.0	2.0
	$43.8	$—	$2.0	$45.8

Entergy Texas

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$38.0	$—	$—	$38.0
Securitization recovery trust account	32.1	—	—	32.1
FTRs	—	—	27.5	27.5
	$70.1	$—	$27.5	$97.6

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$44.1	$—	$—	$44.1
Securitization recovery trust account	37.5	—	—	37.5
FTRs	—	—	18.4	18.4
	$81.6	$—	$18.4	$100.0

System Energy

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$134.3	$—		$—	$134.3
Decommissioning trust funds (a):
Equity securities	2.5	401.9	(b)	—	404.4
Debt securities	188.2	58.1		—	246.3
	$325.0	$460.0		$—	$785.0

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$64.6	$—		$—	$64.6
Decommissioning trust funds (a):
Equity securities	2.2	377.8	(b)	—	380.0
Debt securities	152.9	71.0		—	223.9
	$219.7	$448.8		$—	$668.5

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2014.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$3.0	$47.2	$23.6	$12.7	$8.5	$47.8
Unrealized gains (losses) included as a regulatory liability/asset	2.4	(9.8)	4.5	(3.3)	2.6	(10.5)
Settlements	(4.9)	(10.6)	(13.4)	(3.3)	(5.1)	(9.8)
Balance as of September 30,	$0.5	$26.8	$14.7	$6.1	$6.0	$27.5
The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2014.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$—	$6.7	$5.7	$1.0	$2.0	$18.4
Issuances of FTRs	4.2	37.3	21.5	15.2	8.3	33.2
Unrealized gains included as a regulatory liability/asset	13.0	28.5	21.3	5.5	7.1	31.9
Settlements	(16.7)	(45.7)	(33.8)	(15.6)	(11.4)	(56.0)
Balance as of September 30,	$0.5	$26.8	$14.7	$6.1	$6.0	$27.5

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The securities held as of September 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$3,174	$1,385	$1
Debt Securities	2,006	61	10
Total	$5,180	$1,446	$11

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$3,073	$1,260	$—
Debt Securities	1,830	47	29
Total	$4,903	$1,307	$29

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $361 million and $329 million as of September 30, 2014 and December 31, 2013, respectively.  The amortized cost of debt securities was $1,957 million as of September 30, 2014 and $1,843 million as of December 31, 2013.  As of September 30, 2014, the debt securities have an average coupon rate of approximately 3.27%, an average duration of approximately 5.40 years, and an average maturity of approximately 8.11 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$23	$1	$427	$3
More than 12 months	—	—	211	7
Total	$23	$1	$638	$10

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$892	$24
More than 12 months	—	—	60	5
Total	$—	$—	$952	$29

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$45	$83
1 year - 5 years	818	752
5 years - 10 years	666	620
10 years - 15 years	166	169
15 years - 20 years	70	52
20 years+	241	154
Total	$2,006	$1,830

During the three months ended September 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $465 million and $284 million, respectively.  During the three months ended September 30, 2014 and 2013, gross gains of $11 million and $3 million, respectively, and gross losses of $2 million and $4 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $1,447 million and $1,064 million, respectively.  During the nine months ended September 30, 2014 and 2013, gross gains of $23 million and $25 million, respectively, and gross losses of $5 million and $7 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$462.8	$227.4	$—
Debt Securities	282.3	5.3	2.1
Total	$745.1	$232.7	$2.1

2013
Equity Securities	$463.3	$214.0	$—
Debt Securities	247.6	5.3	5.2
Total	$710.9	$219.3	$5.2

The amortized cost of debt securities was $279.1 million as of September 30, 2014 and $248.9 million as of December 31, 2013.  As of September 30, 2014, the debt securities have an average coupon rate of approximately 2.62%, an average duration of approximately 4.82 years, and an average maturity of approximately 5.43 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$4.5	$—	$94.5	$0.6
More than 12 months	—	—	52.0	1.5
Total	$4.5	$—	$146.5	$2.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$153.2	$4.8
More than 12 months	—	—	6.9	0.4
Total	$—	$—	$160.1	$5.2

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$11.5	$8.1
1 year - 5 years	122.6	110.9
5 years - 10 years	136.4	118.0
10 years - 15 years	3.3	3.9
15 years - 20 years	1.0	0.9
20 years+	7.5	5.8
Total	$282.3	$247.6

During the three months ended September 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $85.1 million and $30.3 million, respectively.  During the three months ended September 30, 2014 and 2013, gross gains of $8.1 million and $0.6 million, respectively, and gross losses of $13 thousand and $0.1 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $155.4 million and $173.4 million, respectively.  During the nine months ended September 30, 2014 and 2013, gross gains of $8.5 million and $9.3 million, respectively, and gross losses of $0.3 million and $0.2 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$379.5	$161.0	$—
Debt Securities	234.2	10.8	0.7
Total	$613.7	$171.8	$0.7

2013
Equity Securities	$370.8	$141.8	$—
Debt Securities	202.9	7.4	3.5
Total	$573.7	$149.2	$3.5

The amortized cost of debt securities was $225 million as of September 30, 2014 and $199.1 million as of December 31, 2013.  As of September 30, 2014, the debt securities have an average coupon rate of approximately 4.40%, an average duration of approximately 5.81 years, and an average maturity of approximately 10.22 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.6	$—	$16.7	$0.1
More than 12 months	—	—	21.8	0.6
Total	$0.6	$—	$38.5	$0.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$91.9	$3.1
More than 12 months	—	—	4.6	0.4
Total	$—	$—	$96.5	$3.5

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$6.1	$7.9
1 year - 5 years	57.0	51.2
5 years - 10 years	74.1	75.5
10 years - 15 years	45.1	55.8
15 years - 20 years	13.8	4.6
20 years+	38.1	7.9
Total	$234.2	$202.9

During the three months ended September 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $52.5 million and $19.5 million, respectively.  During the three months ended September 30, 2014 and 2013, gross gains of $0.5 million and $0.3 million, respectively, and gross losses of $0.1 million and $0.02 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $127.9 million and $66.2 million, respectively.  During the nine months ended September 30, 2014 and 2013, gross gains of $1.2 million and $6.6 million, respectively, and gross losses of $0.3 million and $0.03 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$230.9	$106.3	$—
Debt Securities	137.4	5.5	0.7
Total	$368.3	$111.8	$0.7

2013
Equity Securities	$224.2	$96.1	$—
Debt Securities	123.1	4.7	1.9
Total	$347.3	$100.8	$1.9

The amortized cost of debt securities was $132.6 million as of September 30, 2014 and $120.6 million as of December 31, 2013.  As of September 30, 2014, the debt securities have an average coupon rate of approximately 3.04%, an average duration of approximately 5.06 years, and an average maturity of approximately 8.05 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.4	$—	$25.0	$0.1
More than 12 months	—	—	17.4	0.6
Total	$0.4	$—	$42.4	$0.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$38.3	$1.7
More than 12 months	—	—	1.7	0.2
Total	$—	$—	$40.0	$1.9

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$5.0	$14.8
1 year - 5 years	57.9	41.9
5 years - 10 years	41.9	37.0
10 years - 15 years	6.2	6.6
15 years - 20 years	8.3	6.2
20 years+	18.1	16.6
Total	$137.4	$123.1

During the three months ended September 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $6.2 million and $2.7 million, respectively.  During the three months ended September 30, 2014 and 2013, gross gains of $0.03 million and $0.01 million, respectively, and gross losses of $3.7 thousand and $0.01 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $35.9 million and $12.2 million, respectively.  During the nine months ended September 30, 2014 and 2013, gross gains of $0.2 million and $0.06 million, respectively, and gross losses of $7.8 thousand and $0.03 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2014 and December 31, 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$404.4	$169.2	$—
Debt Securities	246.3	4.2	0.6
Total	$650.7	$173.4	$0.6

2013
Equity Securities	$380.0	$150.8	$—
Debt Securities	223.9	3.5	1.8
Total	$603.9	$154.3	$1.8

The amortized cost of debt securities was $242.7 million as of September 30, 2014 and $223.4 million as of December 31, 2013.  As of September 30, 2014, the debt securities have an average coupon rate of approximately 2.03%, an average duration of approximately 4.31 years, and an average maturity of approximately 5.76 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.9	$—	$92.2	$0.4
More than 12 months	—	—	7.8	0.2
Total	$0.9	$—	$100.0	$0.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$121.7	$1.7
More than 12 months	—	—	0.9	0.1
Total	$—	$—	$122.6	$1.8

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2014 and December 31, 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$6.3	$5.5
1 year - 5 years	164.0	144.9
5 years - 10 years	50.7	44.3
10 years - 15 years	1.3	9.3
15 years - 20 years	2.8	1.6
20 years+	21.2	18.3
Total	$246.3	$223.9

During the three months ended September 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $101.4 million and $53.4 million, respectively.  During the three months ended September 30, 2014 and 2013, gross gains of $0.2 million and $0.1 million, respectively, and gross losses of $0.2 million and $0.8 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2014 and 2013, proceeds from the dispositions of securities amounted to $333.0 million and $144.6 million, respectively.  During the nine months ended September 30, 2014 and 2013, gross gains of $1.6 million and $0.9 million, respectively, and gross losses of $0.5 million and $1.2 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and nine months ended September 30, 2014 and 2013.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed

Entergy Corporation and Subsidiaries
Notes to Financial Statements

by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three and nine months ended September 30, 2014 and 2013, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

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

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2014 are $136.3 million for Entergy, $24.0 million for Entergy Arkansas, $18.7 million for Entergy Gulf States Louisiana, $11.7 million for Entergy Louisiana, $3.7 million for Entergy Mississippi, $0.1 million for Entergy New Orleans, $6.9 million for Entergy Texas, and $9.7 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2013 are $166 million for Entergy, $61.9 million for Entergy Arkansas, $13.1 million for Entergy Gulf States Louisiana, $31.1 million for Entergy Louisiana, $2.8 million for Entergy Mississippi, $1.7 million for Entergy New Orleans, $10.9 million for Entergy Texas, and $6.7 million for System Energy.

Impairment of Long-Lived Assets

See “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K for a discussion of the periodic reviews that Entergy performs whenever events or changes in circumstances indicate that the recoverability of long-lived assets is uncertain.  Following are updates to that discussion regarding the Vermont Yankee nuclear power plant.

As discussed in the Form 10-K, in December 2013, Entergy and Vermont entered into a settlement agreement, with an accompanying memorandum of understanding that was filed with the Vermont Public Service Board (VPSB), under which Vermont agreed to support Entergy’s request to operate Vermont Yankee until the end of 2014. The settlement agreement provided for Entergy to make $10 million in economic transition payments, $5 million in clean energy development support, and a transitional $5 million payment to Vermont. Entergy will also set aside a new $25 million fund to ensure the Vermont Yankee site is restored after decommissioning. These terms were contingent upon the VPSB issuing by March 31, 2014 a Certificate of Public Good authorizing Vermont Yankee’s operation through 2014, and otherwise conforming to the terms of the settlement agreement. The settlement agreement also provided for the dismissal or discontinuation of other litigation between Entergy and Vermont; in the case of Entergy’s appeal of the VPSB’s March and November 2012 orders, such dismissal was contingent upon the VPSB’s issuance of such a Certificate of Public Good. On March 28, 2014, the VPSB approved the memorandum of understanding and issued

Entergy Corporation and Subsidiaries
Notes to Financial Statements

a Certificate of Public Good authorizing Vermont Yankee to operate until December 31, 2014.  In May 2014 the VPSB denied a motion that had been filed by one of the intervenors to amend its approval order. In the settlement agreement, Entergy Vermont Yankee agreed to complete and shall provide to the Vermont parties by December 31, 2014, a site assessment study of the costs and tasks of radiological decommissioning, spent nuclear fuel management, and site restoration of Vermont Yankee.  Entergy Vermont Yankee also agreed that it shall file its Post-Shutdown Decommissioning Activities Report (PSDAR) for Vermont Yankee with the NRC no sooner than sixty days after completing the site assessment study.  As part of the development of the site assessment study and PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2014.  The revised estimate, along with reassessment of the assumptions regarding the timing of decommissioning cash flows, resulted in a $101.6 million increase in the decommissioning cost liability and a corresponding impairment charge, recorded in September 2014.  Impairment charges are recorded as a separate line item in Entergy’s consolidated statements of income for 2014 and 2013 and this impairment charge is included within the results of the Entergy Wholesale Commodities segment.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of variable interest entities.  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facilities and commercial paper borrowings and long-term debt.

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements in the Form 10-K.  Entergy Louisiana made payments on its lease, including interest, of $8.3 million and $7.8 million in the three months ended September 30, 2014 and 2013, respectively. Entergy Louisiana made payments on its lease, including interest, of $31 million and $26.3 million in the nine months ended September 30, 2014 and 2013, respectively. System Energy made payments on its lease, including interest, of $3.7 million in the three months ended September 30, 2013. System Energy made payments on its lease, including interest, of $51.6 million and $50.5 million in the nine months ended September 30, 2014 and 2013, respectively.

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

In the third quarter 2014, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Vermont Yankee.   As part of the development of the site assessment study and PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2014.  The revised estimate, along with reassessment of the assumptions regarding the timing of decommissioning cash flows, resulted in a $101.6 million increase in the decommissioning cost liability and a corresponding impairment charge, recorded in September 2014. See Note 1 to the financial statements in the Form 10-K and Note 11 to the financial statements herein for further discussion of the Vermont Yankee plant.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2014, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2014 Compared to Third Quarter 2013

Net income decreased by $19.6 million primarily due to higher other operation and maintenance expenses and lower net revenue, partially offset by higher other income.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income decreased by $17.4 million primarily due to higher other operation and maintenance expenses and higher depreciation and amortization expenses, partially offset by higher net revenue.

Net Revenue

Third Quarter 2014 Compared to Third Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2014 to the third quarter 2013:

Amount
(In Millions)
2013 net revenue	$407.8
Volume/weather	(17.9)
Asset retirement obligation	(9.6)
Reserve equalization	3.7
Transmission revenue	5.7
Retail electric price	11.8
Other	(4.9)
2014 net revenue	$396.6

The volume/weather variance is primarily due to a decrease of 159 GWh, or 3%, in billed electricity usage primarily due to the effect of less favorable weather on residential and commercial sales as compared to the same period in prior year.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory charge for the difference between the trust earnings plus asset retirement obligation-related costs collected in revenue and asset retirement obligation-related expenses.  The variance for the third quarter 2014 compared to the third quarter 2013 is primarily caused by an increase in the regulatory charge because of an increase in decommissioning trust earnings.

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

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2014, and the effect of the APSC’s order in the 2013 rate case, including a MISO rider to provide customers credits in rates for transmission revenue received through MISO offset by an annual base rate increase effective January 2014. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have minimal effect on net income. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues decreased primarily due to:

•
a decrease of $37.3 million in rider revenues due to the absence of System Agreement production cost equalization revenue as compared to the same period in 2013. These revenues are offset in deferred fuel expenses. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the FERC orders in the System Agreement production cost equalization proceedings;

•	the decrease in volume/weather, as discussed above; and

•	a decrease of $11.9 million in gross wholesale revenues due to decreased sales to municipal customers and affiliated customers as a result of contract changes and Entergy Arkansas’s exit from the System Agreement, partially offset by higher wholesale revenue due to higher average price and sales in the MISO market in 2014.

The decrease was partially offset by an increase of $13.6 million in fuel cost recovery revenues as a result of higher fuel rates and the increase in retail electric price, as discussed above.

Fuel and purchased power expenses decreased primarily due to:

•	a decrease in the recovery from customers of deferred fuel costs due to System Agreement production cost equalization revenues in 2013; and

•	a higher volume of lower-priced nuclear generation in 2014 as a result of the ANO extended outage in 2013.

The decrease was substantially offset by an increase in deferred fuel expense due to an increase in the recovery of fuel costs and increases in the average market prices of natural gas and purchased power.

Other regulatory charges increased primarily due to higher deferred gains in 2014 on decommissioning trust fund investments.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013:

Amount
(In Millions)
2013 net revenue	$1,022.2
Retail electric price	24.6
Reserve equalization	17.9
Transmission revenue	10.9
MISO deferral	(11.1)
Volume/weather	(14.2)
Net wholesale revenue	(15.5)
Other	(4.3)
2014 net revenue	$1,030.5

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2013 and July 2014, and the effect of the APSC’s order in the 2013 rate case, including a MISO rider to provide customers credits in rates for transmission revenue received through MISO offset by an annual base rate increase effective January 2014. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have minimal effect on net income. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case.

The reserve equalization variance is primarily due to the absence of reserve equalization expenses as compared to the same period in 2013 resulting from Entergy Arkansas’s exit from the System Agreement.

The transmission revenue variance is primarily due to changes as a result of participation in the MISO RTO in 2014.

The MISO deferral variance is due to the deferral in April 2013, as approved by the APSC, of costs incurred from March 2010 through December 2012 related to the transition and implementation of joining the MISO RTO.

The volume/weather variance is primarily due to a decrease in sales volume in the unbilled sales period, partially offset by an increase of 213 GWh, or 1%, in billed electricity usage primarily in the residential sector.

The net wholesale variance is primarily due to lower margins on co-owner contracts due to contract changes.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues decreased primarily due to:

•
a decrease of $94 million in rider revenues due to the absence of System Agreement production cost equalization revenue as compared to the same period in 2013. These revenues are offset in deferred fuel expenses. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the FERC orders in the System Agreement production cost equalization proceedings;

•
a decrease of $29.6 million in gross wholesale revenues due to decreased sales to municipal customers and affiliated customers as a result of contract changes and Entergy Arkansas’s exit from the System Agreement, partially offset by higher wholesale revenue due to higher average price and sales in the MISO market in 2014; and

•	the decrease in volume/weather, as discussed above.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The decrease was partially offset by:

•	the increase in retail electric price, as discussed above;

•	an increase of $5.7 million in fuel cost recovery revenues as a result of higher fuel rates; and

•	an increase of $5 million in rider revenues primarily due to an increase in the Grand Gulf rate effective January 2014.

Fuel and purchased power expenses decreased primarily due to:

•	a decrease in the recovery from customers of deferred fuel costs due to System Agreement production cost equalization revenues in 2013; and

•	a higher volume of lower-priced nuclear generation in 2014 as a result of the ANO extended outage in 2013.

The decrease was partially offset by increases in the average market prices of purchased power and natural gas.

Other regulatory credits decreased primarily due to the deferral of prior period MISO costs in April 2013, as discussed above.

Other Income Statement Variances

Third Quarter 2014 Compared to Third Quarter 2013

Other operation and maintenance expenses increased primarily due to:

•	an increase of $10.7 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have a minimal effect on net income;

•	an increase of $7.8 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, higher NRC fees, and higher materials costs;

•	an increase of $3.4 million due to an increase in storm damage accruals effective January 2014, as approved by the APSC;

•	an increase of $2 million due to administration fees in 2014 related to participation in the MISO RTO;

•	an increase of $1.8 million due to the amortization in 2014 of costs deferred in 2013 related to the transition and implementation of joining the MISO RTO, as discussed above; and

•
an increase of $1.8 million due to the amortization in 2014 of human capital management costs that were deferred in 2013, as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the deferral of these costs.

The increase was partially offset by:

•	a decrease of $3.8 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $2.8 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

Other income increased due to higher earnings in 2014 on decommissioning trust fund investments. There is no effect on net income as the trust fund earnings are offset by a corresponding amount of regulatory charges.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Other operation and maintenance expenses increased primarily due to:

•	an increase of $23.5 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have a minimal effect on net income;

•	an increase of $19 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, and higher NRC fees;

•	an increase of $10.5 million due to an increase in storm damage accruals effective January 2014, as approved by the APSC;

•	an increase of $5.6 million due to administration fees in 2014 related to participation in the MISO RTO;

•
an increase of $5.3 million due to the amortization in 2014 of human capital management costs that were deferred in 2013, as approved by the APSC. See Note 2 to the financial statements in the Form 10-K for further discussion of the deferral of these costs;

•	an increase of $4.2 million due to the amortization in 2014 of costs deferred in 2013 related to the transition and implementation of joining the MISO RTO, as discussed above; and

•
the effects in 2013 of recording the final court decision in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $3.2 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense.

The increase was partially offset by:

•
a decrease of $14.4 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
a decrease of $11 million resulting from costs incurred in 2013 related to the generator stator incident at ANO, including an offset for insurance proceeds. See “ANO Damage and Outage” below for further discussion of the incident;

•	a decrease of $7.5 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

•	a decrease of $4.3 million related to a true-up to the 2013 energy efficiency filing for fixed costs collected from customers.

Depreciation and amortization expenses increased primarily due to additions to plant in service and higher depreciation rates in 2014.

Income Taxes

The effective income tax rate was 41.4% for the third quarter 2014 and 42.3% for the nine months ended September 30, 2014. The differences in the effective income tax rates for the third quarter 2014 and the nine months ended September 30, 2014 versus the federal statutory rate of 35% were primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 40.6% for the third quarter 2013 and 42.3% for the nine months ended September 30, 2013. The differences in the effective income tax rates for the third quarter 2013 and the nine months ended September 30, 2013 versus the federal statutory rate of 35% were due to state income taxes, certain book and

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

ANO Damage, Outage, and NRC Reviews

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage and Outage" in the Form 10-K for a discussion of the ANO stator incident. The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was approximately $95 million. In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage. In February 2014 the APSC approved Entergy Arkansas’s request to exclude from the calculation of its revised energy cost rate $65.9 million of deferred fuel and purchased energy costs incurred in 2013 as a result of the ANO stator incident. The APSC authorized Entergy Arkansas to retain the $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident is available.

Entergy Arkansas is pursuing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO. NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO. Entergy has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy. On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop. During 2014, Entergy Arkansas collected $40 million from NEIL and is pursuing additional recoveries due under the policy.

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

In September 2014 the NRC issued an inspection report on the flood barrier effectiveness issue that was still under review at the time of the March 2014 inspection report. While Entergy believes that the flood barrier issue that led to the finding have been addressed at ANO, the NRC will still assess the safety significance of the deficiencies. In its September 2014 inspection report, the NRC discussed a preliminary finding of “yellow with substantial safety significance” for the Unit 1 and Unit 2 auxiliary and emergency diesel fuel storage buildings.  The NRC indicated that

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

these preliminary findings may warrant additional regulatory oversight.  Entergy requested a public regulatory conference regarding the inspection, and the conference was held on October 28, 2014. During the regulatory conference, Entergy presented information related to the facts and assumptions used by the NRC in arriving at its preliminary finding of “yellow with substantial safety significance.” The NRC can consider this information as it works to finalize its assessment of the safety significance of the flood barrier issue.

If the NRC’s final assessment of the flood barrier issue remains yellow, ANO would likely be placed into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column would require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier issue, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$127,022	$34,533
Cash flow provided by (used in):
Operating activities	199,435	201,757
Investing activities	(401,834)	(435,244)
Financing activities	87,204	244,017
Net increase (decrease) in cash and cash equivalents	(115,195)	10,530
Cash and cash equivalents at end of period	$11,827	$45,063

Operating Activities

Net cash flow provided by operating activities decreased $2.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•
a decrease in the recovery of fuel and purchased power costs including a $68 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period and a $33.7 million System Agreement bandwidth remedy payment made in September 2014 as a result of the compliance filing pursuant to the FERC’s orders related to the bandwidth payments/receipts for the comprehensive recalculation for 2007, 2008, and 2009. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement bandwidth remedy payment;

•
an increase of $54.6 million in pension contributions in 2014. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;

•	proceeds of $38 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel; and

•	the timing of payments to vendors.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The decrease was partially offset by:

•
a decrease of $209.7 million in income tax payments. Entergy Arkansas made income tax payments of $211.4 million in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2013 resulted primarily from the reversal of temporary differences for which Entergy Arkansas had previously claimed a tax deduction;

•	approximately $27 million in spending in 2013 related to the generator stator incident at ANO, as discussed above;

•	$10.7 million in insurance proceeds received in 2014 for property damages related to the generator stator incident at ANO, as discussed above;

•	a decrease of $8.2 million in interest paid in 2014;

•	the timing of collections from customers; and

•
$22.6 million in storm restoration spending in 2013 resulting from the December 2012 winter storm which caused significant damage to Entergy Arkansas’s distribution lines, equipment, poles and other facilities.

Investing Activities

Net cash flow used in investing activities decreased $33.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•	approximately $68 million in spending in 2013 related to the generator stator incident at ANO, as discussed above;

•	money pool activity; and

•	$29.3 million in insurance proceeds received in 2014 for property damages related to the generator stator incident at ANO, as discussed above.

The decrease was partially offset by:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase in construction expenditures, including an increase in storm spending in 2014 of approximately $15 million; and

•	proceeds of $10.3 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel.

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased by $17.5 million for the nine months ended September 30, 2014 compared to increasing by $45.3 million for the nine months ended September 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased by $156.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the net issuance of $20.2 million of long-term debt in 2014 compared to the net issuance of $280.8 million of long-term debt in 2013.

The decrease was partially offset by:

•	money pool activity;

•	the net borrowings of $8 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2014 compared to net repayments of $16.6 million in 2013; and

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•	common stock dividends of $15 million paid in 2013.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $63.7 million for the nine months ended September 30, 2014.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2014	December 31, 2013
Debt to capital	55.5%	56.7%
Effect of excluding the securitization bonds	(0.8%)	(0.9%)
Debt to capital, excluding securitization bonds (a)	54.7%	55.8%
Effect of subtracting cash	(0.1%)	(1.4%)
Net debt to net capital, excluding securitization bonds (a)	54.6%	54.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. Following are additional updates to the information provided in the Form 10-K. Entergy Arkansas is developing its capital investment plan for 2015 through 2017 and currently anticipates making $1.8 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as environmental compliance spending, transmission upgrades, resource planning, generation projects, system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
(In Thousands)
($63,677)	$17,531	$53,375	$8,035

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in March 2019. The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2014, there were no cash borrowings and $4 million of letters of credit outstanding under the credit facility.  Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2015. No borrowings were outstanding under the credit facility as of September 30, 2014. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  As of September 30, 2014, $8.0 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Arkansas nuclear fuel company variable interest entity.  See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

In March 2014, Entergy Arkansas issued $375 million of 3.70% Series first mortgage bonds due June 2024. Entergy Arkansas used the proceeds to pay, prior to maturity, its $250 million term loan, to pay, prior to maturity, its $115 million of 5.0% Series first mortgage bonds due July 2018, and for general corporate purposes.

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

Retail Rates

As discussed in the Form 10-K, the APSC issued an order in Entergy Arkansas’s 2013 base rate filing in December 2013. In January 2014, Entergy Arkansas filed a petition for rehearing or clarification of several aspects of the APSC’s order, including the 9.3% authorized return on common equity. In February 2014 the APSC granted Entergy Arkansas's petition for the purpose of considering the additional evidence identified by Entergy Arkansas. In August 2014 the APSC issued an order amending certain aspects of the original order, including providing for a 9.5% authorized return on common equity. The revised rates are effective for all bills rendered after December 31, 2013 and were implemented in the first billing cycle of October 2014.

Production Cost Allocation Rider

In May 2014, Entergy Arkansas filed its annual redetermination of the production cost allocation rider to recover the $3 million unrecovered retail balance as of December 31, 2013 and the $68 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. In June 2014 the APSC suspended the annual redetermination of the production cost allocation rider and scheduled a hearing in September 2014. Upon a joint motion of the parties, the APSC canceled the September 2014 hearing and will enter an order based on the evidence and legal briefs in the record.

Entergy Arkansas, Inc. and Subsidiaries
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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$627,153	$647,671	$1,653,656	$1,698,716

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	86,932	113,523	196,007	321,373
Purchased power	141,042	131,736	433,513	369,643
Nuclear refueling outage expenses	12,541	9,403	30,717	29,031
Other operation and maintenance	170,868	147,513	468,124	438,021
Decommissioning	11,938	10,847	34,853	32,044
Taxes other than income taxes	26,081	24,303	69,515	69,073
Depreciation and amortization	59,805	58,083	176,634	172,059
Other regulatory charges (credits) - net	2,589	(5,418)	(6,394)	(14,465)
TOTAL	511,796	489,990	1,402,969	1,416,779

OPERATING INCOME	115,357	157,681	250,687	281,937

OTHER INCOME
Allowance for equity funds used during construction	1,816	2,902	5,229	7,852
Interest and investment income	12,812	1,525	20,425	18,411
Miscellaneous - net	(30)	(629)	(761)	(2,573)
TOTAL	14,598	3,798	24,893	23,690

INTEREST EXPENSE
Interest expense	23,342	23,253	69,863	69,290
Allowance for borrowed funds used during construction	(942)	(744)	(2,728)	(2,473)
TOTAL	22,400	22,509	67,135	66,817

INCOME BEFORE INCOME TAXES	107,555	138,970	208,445	238,810

Income taxes	44,575	56,393	88,090	101,031

NET INCOME	62,980	82,577	120,355	137,779

Preferred dividend requirements	1,718	1,718	5,155	5,155

EARNINGS APPLICABLE TO COMMON STOCK	$61,262	$80,859	$115,200	$132,624

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$120,355	$137,779
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	285,824	263,176
Deferred income taxes, investment tax credits, and non-current taxes accrued	119,305	99,442
Changes in assets and liabilities:
Receivables	(19,754)	(70,219)
Fuel inventory	13,014	16,740
Accounts payable	(102,234)	(12,996)
Prepaid taxes and taxes accrued	(40,576)	(222,118)
Interest accrued	(1,029)	(9,760)
Deferred fuel costs	(155,571)	26,672
Other working capital accounts	61,711	(12,324)
Provisions for estimated losses	(911)	200
Other regulatory assets	(8,307)	2,515
Pension and other postretirement liabilities	(84,298)	(25,332)
Other assets and liabilities	11,906	7,982
Net cash flow provided by operating activities	199,435	201,757

INVESTING ACTIVITIES
Construction expenditures	(397,055)	(365,511)
Allowance for equity funds used during construction	7,701	10,587
Nuclear fuel purchases	(123,358)	(73,151)
Proceeds from sale of nuclear fuel	75,860	36,478
Proceeds from nuclear decommissioning trust fund sales	155,403	173,431
Investment in nuclear decommissioning trust funds	(162,916)	(178,516)
Changes in money pool receivable - net	17,531	(45,340)
Changes in securitization account	(4,480)	(3,493)
Insurance proceeds	29,280	—
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	10,271
Other	200	—
Net cash flow used in investing activities	(401,834)	(435,244)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	461,553	716,670
Retirement of long-term debt	(441,318)	(435,896)
Changes in short-term borrowings - net	8,036	(16,602)
Change in money pool payable - net	63,677	—
Dividends paid:
Common stock	—	(15,000)
Preferred stock	(5,155)	(5,155)
Other	411	—
Net cash flow provided by financing activities	87,204	244,017

Net increase (decrease) in cash and cash equivalents	(115,195)	10,530
Cash and cash equivalents at beginning of period	127,022	34,533
Cash and cash equivalents at end of period	$11,827	$45,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$66,838	$75,022
Income taxes	$1,714	$211,415

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$11,749	$4,181
Temporary cash investments	78	122,841
Total cash and cash equivalents	11,827	127,022
Securitization recovery trust account	8,315	3,835
Accounts receivable:
Customer	133,118	102,328
Allowance for doubtful accounts	(30,463)	(30,113)
Associated companies	32,870	68,875
Other	103,306	94,256
Accrued unbilled revenues	91,794	82,298
Total accounts receivable	330,625	317,644
Accumulated deferred income taxes	—	33,556
Deferred fuel costs	158,367	68,696
Fuel inventory - at average cost	28,490	41,504
Materials and supplies - at average cost	161,561	152,429
Deferred nuclear refueling outage costs	38,489	31,135
System agreement costs equalization	—	30,000
Prepaid taxes	30,597	—
Prepayments and other	22,378	58,911
TOTAL	790,649	864,732

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	745,144	710,913
Non-utility property - at cost (less accumulated depreciation)	1,756	1,664
Other	15,381	29,181
TOTAL	762,281	741,758

UTILITY PLANT
Electric	9,080,352	8,798,458
Property under capital lease	988	1,064
Construction work in progress	215,255	209,036
Nuclear fuel	297,658	321,901
TOTAL UTILITY PLANT	9,594,253	9,330,459
Less - accumulated depreciation and amortization	4,147,088	4,034,880
UTILITY PLANT - NET	5,447,165	5,295,579

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	68,714	73,864
Other regulatory assets (includes securitization property of $70,604 as of September 30, 2014 and $80,963 as of December 31, 2013)	1,027,849	1,014,392
Deferred fuel costs	65,900	—
Other	45,804	44,565
TOTAL	1,208,267	1,132,821

TOTAL ASSETS	$8,208,362	$8,034,890

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$70,000
Short-term borrowings	8,036	—
Accounts payable:
Associated companies	162,164	149,802
Other	142,733	228,160
Customer deposits	113,750	86,512
Taxes accrued	—	9,979
Accumulated deferred income taxes	20,586	9,231
Interest accrued	21,007	22,036
Other	39,704	55,656
TOTAL	507,980	631,376

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,976,404	1,906,562
Accumulated deferred investment tax credits	38,020	38,958
Other regulatory liabilities	235,804	219,370
Decommissioning	806,232	723,771
Accumulated provisions	4,835	5,746
Pension and other postretirement liabilities	234,929	319,211
Long-term debt (includes securitization bonds of $82,657 as of September 30, 2014 and $88,961 as of December 31, 2013)	2,429,578	2,335,802
Other	23,312	18,026
TOTAL	5,749,114	5,567,446

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2014 and 2013	470	470
Paid-in capital	588,471	588,471
Retained earnings	1,245,977	1,130,777
TOTAL	1,834,918	1,719,718

TOTAL LIABILITIES AND EQUITY	$8,208,362	$8,034,890

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$470	$588,444	$990,702	$1,579,616

Net income	—	—	137,779	137,779
Common stock dividends	—	—	(15,000)	(15,000)
Preferred stock dividends	—	—	(5,155)	(5,155)

Balance at September 30, 2013	$470	$588,444	$1,108,326	$1,697,240

Balance at December 31, 2013	$470	$588,471	$1,130,777	$1,719,718

Net income	—	—	120,355	120,355
Preferred stock dividends	—	—	(5,155)	(5,155)

Balance at September 30, 2014	$470	$588,471	$1,245,977	$1,834,918

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$234	$248	($14)	(6)
Commercial	140	141	(1)	(1)
Industrial	133	131	2	2
Governmental	5	5	—	—
Total retail	512	525	(13)	(2)
Sales for resale:
Associated companies	36	89	(53)	(60)
Non-associated companies	59	19	40	211
Other	20	15	5	33
Total	$627	$648	($21)	(3)

Billed Electric Energy Sales (GWh):
Residential	2,233	2,367	(134)	(6)
Commercial	1,730	1,767	(37)	(2)
Industrial	1,920	1,906	14	1
Governmental	65	67	(2)	(3)
Total retail	5,948	6,107	(159)	(3)
Sales for resale:
Associated companies	387	2,094	(1,707)	(82)
Non-associated companies	1,788	181	1,607	888
Total	8,123	8,382	(259)	(3)

	Nine Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$592	$608	($16)	(3)
Commercial	350	358	(8)	(2)
Industrial	317	328	(11)	(3)
Governmental	13	15	(2)	(13)
Total retail	1,272	1,309	(37)	(3)
Sales for resale:
Associated companies	97	267	(170)	(64)
Non-associated companies	195	56	139	248
Other	90	67	23	34
Total	$1,654	$1,699	($45)	(3)

Billed Electric Energy Sales (GWh):
Residential	6,361	6,164	197	3
Commercial	4,519	4,503	16	—
Industrial	5,071	5,068	3	—
Governmental	179	182	(3)	(2)
Total retail	16,130	15,917	213	1
Sales for resale:
Associated companies	1,232	6,202	(4,970)	(80)
Non-associated companies	5,211	539	4,672	867
Total	22,573	22,658	(85)	—

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

In June 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed a business combination study report with the LPSC. The report contained a preliminary analysis of the potential combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. Though not a formal application, the report provided an overview of the combination and identified its potential customer benefits. Although not part of the business combination, Entergy Louisiana provided notice to the City Council in June 2014 that it anticipates it will seek authorization to transfer to Entergy New Orleans the assets that currently support Entergy Louisiana’s customers in Algiers. In the summer of 2014, Entergy Louisiana and Entergy Gulf States Louisiana held technical conferences and face-to-face meetings with LPSC staff and other stakeholders to discuss potential effects of the combination, solicit suggestions and concerns, and identify areas in which additional information might be needed.

On September 30, 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility.

The combination is subject to regulatory review and approval of the LPSC, the FERC, and the NRC. In June 2014, Entergy submitted an application to the NRC for approval of River Bend and Waterford 3 license transfers as part of the steps to complete the business combination. The combination also could be subject to regulatory review of the City Council if Entergy Louisiana continues to own the assets that currently support Entergy Louisiana’s customers in Algiers at the time the combination is effectuated. In November 2014, Entergy Louisiana filed an application with the City Council seeking authorization to undertake the combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the combination. If approvals are obtained from the LPSC, the FERC, the NRC, and, if required, the City Council, Entergy Louisiana and Entergy Gulf States Louisiana expect the combination will be effected in the second half of 2015.

It is currently contemplated that Entergy Louisiana and Entergy Gulf States Louisiana will undertake multiple steps to effectuate the combination, which steps would include the following:

•
Each of Entergy Louisiana and Entergy Gulf States Louisiana will redeem or repurchase all of their respective outstanding preferred membership interests (which interests have a $100 million liquidation value in the case of Entergy Louisiana and $10 million liquidation value in the case of Entergy Gulf States Louisiana).

•	Entergy Gulf States Louisiana will convert from a Louisiana limited liability company to a Texas limited liability company.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Louisiana will allocate substantially all of its assets to a new subsidiary (New Entergy Louisiana) and New Entergy Louisiana will assume all of the liabilities of Entergy Louisiana, in a transaction regarded as a merger under the TXBOC. Entergy Louisiana will remain in existence and hold the membership interests in New Entergy Louisiana.

•
Under the TXBOC, Entergy Gulf States Louisiana will allocate substantially all of its assets to a new subsidiary (New Entergy Gulf States Louisiana) and New Entergy Gulf States Louisiana will assume all of the liabilities of Entergy Gulf States Louisiana, in a transaction regarded as a merger under the TXBOC. Entergy Gulf States Louisiana will remain in existence and hold the membership interests in New Entergy Gulf States Louisiana.

•
Entergy Louisiana and Entergy Gulf States Louisiana will contribute the membership interests in New Entergy Louisiana and New Entergy Gulf States Louisiana to an affiliate the common membership interests of which will be owned by Entergy Louisiana, Entergy Gulf States Louisiana and Entergy Corporation.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

•	New Entergy Gulf States Louisiana will merge into New Entergy Louisiana with New Entergy Louisiana surviving the merger.

Upon the completion of the steps, New Entergy Louisiana will hold substantially all of the assets, and will have assumed all of the liabilities, of Entergy Louisiana and Entergy Gulf States Louisiana. Entergy Louisiana and Entergy Gulf States Louisiana may modify or supplement the steps to be taken to effect the combination.

Results of Operations

Net Income

Third Quarter 2014 Compared to Third Quarter 2013

Net income decreased $7.1 million primarily due to a higher effective income tax rate and higher interest expense, partially offset by higher net revenue and lower other operation and maintenance expenses.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income increased $18.7 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by higher interest expense, lower other income and a higher effective income tax rate.

Net Revenue

Third Quarter 2014 Compared to Third Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2014 to the third quarter 2013:

Amount
(In Millions)
2013 net revenue	$258.9
MISO deferral	3.8
Asset retirement obligation	3.3
Retail electric price	2.5
Volume/weather	(2.1)
Other	2.3
2014 net revenue	$268.7

The MISO deferral variance is due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

The asset retirement obligation affects net revenue because Entergy Gulf States Louisiana records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the third quarter 2014 compared to the third quarter 2013 is primarily caused by an increase in the regulatory credits to realign the asset retirement obligation regulatory asset with regulatory treatment.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism. Entergy Gulf States Louisiana’s formula rate plan is discussed in Note 2 to the financial statements in the Form 10-K.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by higher industrial usage primarily in the chemicals industry.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)
Gross operating revenues increased primarily due to an increase of $33.4 million in electric fuel cost recovery revenues primarily due to higher fuel rates and an increase of $24.3 million in gross wholesale revenues primarily due to System Agreement receipts as a result of the comprehensive bandwidth recalculation filing made in connection with the 2007, 2008, and 2009 rate filing proceedings, and sales in the MISO market. See Note 2 to the financial statements in the Form 10-K for additional discussion of Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism. See Note 2 to the financial statements in the Form 10-K and herein for a discussion of this comprehensive bandwidth recalculation.

Fuel and purchased power expenses increased primarily due to:

•	an increase in demand for gas-fired generation;

•	an increase in the average market price of purchased power; and

•	an increase in deferred fuel expense due to higher fuel cost recovery revenues as compared to prior year and the timing of System Agreement receipts and credits to customers.

Other regulatory charges decreased primarily due to:

•
the deferral in 2014 of non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges; and

•	regulatory credits recorded in the third quarter 2014 to realign the asset retirement obligation regulatory asset with regulatory treatment, as previously discussed.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013:

Amount
(In Millions)
2013 net revenue	$691.8
Volume/weather	17.9
Retail electric price	10.6
Asset retirement obligation	10.0
MISO deferral	5.7
Other	6.0
2014 net revenue	$742.0

The volume/weather variance is primarily due to an increase of 834 GWh, or 6%, in billed electricity usage, including the effect of more favorable weather on residential sales, and higher industrial usage primarily in the chemicals industry.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism. Entergy Gulf States Louisiana’s formula rate plan is discussed in Note 2 to the financial statements in the Form 10-K.

The asset retirement obligation affects net revenue because Entergy Gulf States Louisiana records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily caused by an increase in the regulatory credits because of a decrease in decommissioning trust earnings and an increase in the regulatory credits to realign the asset retirement obligation regulatory asset with regulatory treatment.

The MISO deferral variance is due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

•
an increase of $124.9 million in electric fuel cost recovery revenues primarily due to higher fuel rates. See Note 2 to the financial statements in the Form 10-K for additional discussion of Entergy Gulf States Louisiana’s fuel and purchased power recovery mechanism;

•
an increase of $55.4 million in gross wholesale revenues primarily due to System Agreement receipts as a result of the comprehensive bandwidth recalculation filing made in connection with the 2007, 2008, and 2009 rate filing proceedings and sales in the MISO market. See Note 2 to the financial statements in the Form 10-K and herein for a discussion of this comprehensive bandwidth recalculation;

•	the increase related to volume/weather, as discussed above; and

•	an increase of $10.5 million in natural gas fuel cost recovery revenues primarily due to higher fuel rates.

Fuel and purchased power expenses increased primarily due to:

•	an increase in the average market price of natural gas and purchased power; and

•	an increase in deferred fuel expense due to higher fuel cost recovery revenues as compared to prior year and the timing of System Agreement receipts and credits to customers.

Other regulatory charges decreased primarily due to:

•
the deferral of investment gains from the River Bend decommissioning trust in 2013 in accordance with regulatory treatment. The gains resulted in an increase in 2013 in other income and a corresponding increase in regulatory charges with no effect on net income;

•	regulatory credits recorded in the third quarter 2014 to realign the asset retirement obligation regulatory asset with regulatory treatment, as previously discussed; and

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

Other Income Statement Variances

Third Quarter 2014 Compared to Third Quarter 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $4.8 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $2.1 million due to costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

The decrease was partially offset by an increase of $1.9 million due to administration fees in 2014 related to participation in the MISO RTO. The LPSC approved deferral of these expenses resulting in no net income effect.

Interest expense increased primarily due to $3.6 million of carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac as approved by the LPSC.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $12.2 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $6.1 million due to costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

•	a decrease of $5.3 million in nuclear generation expenses primarily due to lower nuclear labor costs.

The decrease was partially offset by an increase of $5.1 million due to administration fees in 2014 related to participation in the MISO RTO. The LPSC approved deferral of these expenses resulting in no net income effect.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher residential and commercial revenues compared to prior year and an increase in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to $3.6 million of carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac as approved by the LPSC.

Other income decreased primarily due to higher realized gains in 2013 on the River Bend decommissioning trust fund investments. There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 34.1% for the third quarter 2014 and 35.4% for the nine months ended September 30, 2014. The difference in the effective income tax rate for the third quarter 2014 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests partially offset by state income taxes and certain book and tax differences related to utility plant items. The difference in the effective income tax rate for the nine months ended September 30, 2014 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$15,581	$35,686
Cash flow provided by (used in):
Operating activities	478,414	270,298
Investing activities	(333,712)	(261,281)
Financing activities	(8,195)	(43,933)
Net increase (decrease) in cash and cash equivalents	136,507	(34,916)
Cash and cash equivalents at end of period	$152,088	$770

Operating Activities

Net cash flow provided by operating activities increased $208.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•
proceeds of $69 million received from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financing. See Note 2 to the financial statements herein and in the Form 10-K and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

•
a decrease of $41.7 million in income tax payments for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Entergy Gulf States Louisiana had income tax payments of $62.4 million in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The 2013 payments resulted primarily from the reversal of temporary differences for which Entergy Gulf States Louisiana had previously claimed a tax deduction;

•	lower nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2013 and did not have one in 2014; and

•
an increase in the recovery of fuel and purchased power costs including System Agreement bandwidth remedy payments of $10.1 million received in the second quarter 2014 and $19 million received in the third quarter 2014. As of September 30 2014, Entergy Gulf States Louisiana customers were credited $10.3 million. See

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

The increase was partially offset by an increase of $17.1 million in pension contributions in 2014. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $72.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•
the investment in 2014 of $66.2 million in affiliate securities as a result of the Act 55 storm cost financing. See Note 2 to the financial statements herein and in the Form 10-K and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

•	the deposit in 2014 of $68.5 million into the storm escrow account;

•	the withdrawal of $65.5 million from the storm reserve escrow account in 2013;

•	an increase in fossil-fueled generation expenditures as a result of an increased scope of work in 2014; and

•	money pool activity.

The increase was partially offset by:

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

Increases in Entergy Gulf States Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool increased by $19.5 million for the nine months ended September 30, 2014. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $35.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the issuance of $110 million of 3.78% Series first mortgage bonds in July 2014 and the retirement, at maturity, of $75 million of 5.56% Series N notes by the nuclear fuel company variable interest entity in May 2013.

The decrease was partially offset by:

•	the issuance of $70 million of 3.38% Series R notes by the nuclear fuel company variable interest entity in February 2013;

•
payments of $14.8 million on credit borrowings for the nine months ended September 30, 2014 compared to an increase of $31 million in credit borrowings for the nine months ended September 30, 2013 against the nuclear fuel company variable interest entity credit facility; and

•	money pool activity.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

    Increases in Entergy Gulf States Louisiana’s payable to the money pool are a source of cash flow, and Entergy Gulf States Louisiana’s payable to the money pool increased by $50.8 million for the nine months ended September 30, 2013.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Gulf States Louisiana is primarily due to an increase in long-term debt as a result of the issuance of $110 million of 3.78% Series first mortgage bonds in July 2014.

	September 30, 2014	December 31, 2013
Debt to capital	52.4%	51.1%
Effect of subtracting cash	(2.5%)	(0.2%)
Net debt to net capital	49.9%	50.9%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Gulf States Louisiana’s uses and sources of capital. Following are additional updates to the information provided in the Form 10-K. Entergy Gulf States Louisiana is developing its capital investment plan for 2015 through 2017 and currently anticipates making $1.9 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as environmental compliance spending, transmission upgrades, resource planning, generation projects, system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Gulf States Louisiana’s receivables from or (payables to) the money pool were as follows:

September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
(In Thousands)
$21,446	$1,925	($57,835)	($7,074)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2019.  The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2014, there were no cash borrowings and $17.9 million of letters of credit outstanding under the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

The Entergy Gulf States Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $100 million scheduled to expire in June 2016.  No borrowings were outstanding on the variable interest entity credit facility as of September 30, 2014. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

In July 2014, Entergy Gulf States Louisiana issued $110 million of 3.78% Series first mortgage bonds due April 2025. Entergy Gulf States Louisiana used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.

Hurricane Isaac

As discussed in the Form 10-K, Entergy Gulf States Louisiana sought to recover restoration costs for the repair and replacement of electric facilities damaged by Hurricane Isaac, as well as replenishment of storm escrow accounts for prior storms, in the amount of $73.8 million. In January 2013, Entergy Gulf States Louisiana drew $65 million from its funded storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Entergy Gulf States Louisiana committed to pass on to customers a minimum of $6.9 million of customer benefits through annual customer credits of approximately $1.4 million for five years.  Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $71 million in bonds under Act 55 of the Louisiana Legislature.  From the $69 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $3 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $66 million directly to Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana used the $66 million received from the LURC to acquire 662,426.80 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

Entergy Gulf States Louisiana does not report the bonds on its balance sheet because the bonds are the obligation of the LCDA and there is no recourse against Entergy Gulf States Louisiana in the event of a bond default.  To service the bonds, Entergy Gulf States Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy Gulf States Louisiana does not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  The Ninemile 6 capacity and energy will be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Under terms approved by the LPSC, non-fuel costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans beginning in the month after the unit is placed in service.  In July 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an unopposed stipulation with the LPSC that estimates a first year revenue requirement associated with Ninemile 6 and provides a mechanism to update the revenue requirement as the in-service date approaches, which was subsequently approved by the LPSC. In September 2014 an updated revenue requirement of $51.5 million for Entergy Louisiana and $27 million for Entergy Gulf States Louisiana was filed. The unit is expected to be placed in service by the end of 2014.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates - Electric

As discussed in the Form 10-K, Entergy Gulf States Louisiana filed a base rate case in February 2013. Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Gulf States Louisiana submitted a compliance filing in May 2014 reflecting the effects of the estimated MISO cost recovery mechanism revenue requirement and adjustment of the additional capacity mechanism requiring a net increase of approximately $3.8 million in formula rate plan revenue to be implemented over nine months commencing with the first billing cycle of December 2014. Before rates are implemented in December 2014, an updated compliance filing will be made in November 2014 to further refine the estimated MISO cost recovery mechanism revenue requirement component of the May 2014 compliance filing to then-available actual data. The compliance filings will be subject to the review of the parties to the proceeding generally in accordance with the review process set forth in Entergy Gulf States Louisiana’s formula rate plan.

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

Fuel and purchased power recovery

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery has yet to commence.

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

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$600,208	$549,123	$1,622,236	$1,428,155
Natural gas	10,285	9,208	55,586	42,492
TOTAL	610,493	558,331	1,677,822	1,470,647

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	141,354	104,932	289,030	213,270
Purchased power	206,360	194,455	659,275	560,531
Nuclear refueling outage expenses	5,419	5,419	16,024	14,955
Other operation and maintenance	100,908	105,107	283,584	300,012
Decommissioning	4,240	4,005	12,542	11,845
Taxes other than income taxes	22,393	21,346	64,139	60,729
Depreciation and amortization	39,068	37,703	116,042	113,002
Other regulatory charges (credits) - net	(5,947)	80	(12,438)	5,080
TOTAL	513,795	473,047	1,428,198	1,279,424

OPERATING INCOME	96,698	85,284	249,624	191,223

OTHER INCOME
Allowance for equity funds used during construction	2,099	2,171	5,440	5,630
Interest and investment income	11,565	9,428	29,058	34,239
Miscellaneous - net	(2,477)	(2,822)	(7,844)	(7,861)
TOTAL	11,187	8,777	26,654	32,008

INTEREST EXPENSE
Interest expense	24,783	20,498	65,353	60,971
Allowance for borrowed funds used during construction	(1,207)	(690)	(3,128)	(2,041)
TOTAL	23,576	19,808	62,225	58,930

INCOME BEFORE INCOME TAXES	84,309	74,253	214,053	164,301

Income taxes	28,774	11,611	75,875	44,773

NET INCOME	55,535	62,642	138,178	119,528

Preferred distribution requirements and other	206	206	621	619

EARNINGS APPLICABLE TO COMMON EQUITY	$55,329	$62,436	$137,557	$118,909

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)

Net Income	$55,535	$62,642	$138,178	$119,528
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $86, $778, $272, and $2,342)	137	963	396	2,880
Other comprehensive income	137	963	396	2,880
Comprehensive Income	$55,672	$63,605	$138,574	$122,408

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$138,178	$119,528
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	174,240	165,684
Deferred income taxes, investment tax credits, and non-current taxes accrued	75,344	78,265
Changes in working capital:
Receivables	(46,839)	(59,583)
Fuel inventory	7,128	(1,868)
Accounts payable	36,104	13,921
Prepaid taxes and taxes accrued	18,147	(61,290)
Interest accrued	5,943	5,302
Deferred fuel costs	30,317	(8,867)
Other working capital accounts	2,589	(24,029)
Changes in provisions for estimated losses	67,521	(60,205)
Changes in other regulatory assets	7,110	31,754
Changes in pension and other postretirement liabilities	(18,212)	4,877
Other	(19,156)	66,809
Net cash flow provided by operating activities	478,414	270,298

INVESTING ACTIVITIES
Construction expenditures	(198,569)	(205,162)
Allowance for equity funds used during construction	5,440	5,630
Nuclear fuel purchases	(28,357)	(132,083)
Proceeds from the sale of nuclear fuel	54,642	19,401
Payment to storm reserve escrow account	(68,508)	(25)
Receipts from storm reserve escrow account	—	65,475
Investment in affiliates	(66,243)	—
Proceeds from nuclear decommissioning trust fund sales	127,903	66,152
Investment in nuclear decommissioning trust funds	(140,499)	(80,669)
Change in money pool receivable - net	(19,521)	—
Net cash flow used in investing activities	(333,712)	(261,281)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	108,491	69,782
Retirement of long-term debt	—	(75,000)
Change in money pool payable - net	—	50,761
Changes in credit borrowings - net	(14,800)	31,000
Distributions paid:
Common equity	(122,373)	(119,900)
Preferred membership interests	(619)	(619)
Other	21,106	43
Net cash flow used in financing activities	(8,195)	(43,933)

Net increase (decrease) in cash and cash equivalents	136,507	(34,916)
Cash and cash equivalents at beginning of period	15,581	35,686
Cash and cash equivalents at end of period	$152,088	$770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$53,676	$53,512
Income taxes	$20,700	$62,435

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$30,666	$1,739
Temporary cash investments	121,422	13,842
Total cash and cash equivalents	152,088	15,581
Accounts receivable:
Customer	97,243	69,648
Allowance for doubtful accounts	(879)	(909)
Associated companies	129,805	107,723
Other	36,882	22,945
Accrued unbilled revenues	61,583	58,867
Total accounts receivable	324,634	258,274
Deferred fuel costs	—	9,625
Fuel inventory - at average cost	19,427	26,555
Materials and supplies - at average cost	127,501	122,909
Deferred nuclear refueling outage costs	10,528	25,975
Prepaid taxes	3,861	22,008
Gas hedge contracts	—	2,238
Prepayments and other	34,203	12,452
TOTAL	672,242	495,617

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	355,906	289,664
Decommissioning trust funds	613,661	573,744
Non-utility property - at cost (less accumulated depreciation)	178,801	174,134
Storm reserve escrow account	90,046	21,538
Other	14,782	14,145
TOTAL	1,253,196	1,073,225

UTILITY PLANT
Electric	7,509,701	7,400,689
Natural gas	148,256	143,902
Construction work in progress	145,121	105,314
Nuclear fuel	128,186	196,508
TOTAL UTILITY PLANT	7,931,264	7,846,413
Less - accumulated depreciation and amortization	4,152,003	4,071,762
UTILITY PLANT - NET	3,779,261	3,774,651

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	162,584	165,456
Other regulatory assets	317,228	321,466
Deferred fuel costs	100,124	100,124
Other	14,767	12,049
TOTAL	594,703	599,095

TOTAL ASSETS	$6,299,402	$5,942,588

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$128,944	$95,853
Other	104,576	103,314
Customer deposits	55,892	51,839
Accumulated deferred income taxes	11,757	36,330
Interest accrued	31,751	25,808
Deferred fuel costs	20,692	—
Pension and other postretirement liabilities	9,097	9,065
System agreement cost equalization	—	15,000
Other	39,030	19,032
TOTAL	401,739	356,241

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,611,906	1,512,547
Accumulated deferred investment tax credits	73,031	75,295
Other regulatory liabilities	169,446	159,429
Decommissioning and asset retirement cost liabilities	420,633	403,084
Accumulated provisions	104,667	37,146
Pension and other postretirement liabilities	256,071	274,315
Long-term debt	1,622,755	1,527,465
Long-term payables - associated companies	26,558	27,900
Other	136,064	108,189
TOTAL	4,421,131	4,125,370

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,494,338	1,479,179
Accumulated other comprehensive loss	(27,806)	(28,202)
TOTAL	1,476,532	1,460,977

TOTAL LIABILITIES AND EQUITY	$6,299,402	$5,942,588

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2012	$10,000	$1,438,233	($65,229)	$1,383,004

Net income	—	119,528	—	119,528
Other comprehensive income	—	—	2,880	2,880
Distributions declared on common equity	—	(119,900)	—	(119,900)
Distributions declared on preferred membership interests	—	(619)	—	(619)
Other	—	16	—	16

Balance at September 30, 2013	$10,000	$1,437,258	($62,349)	$1,384,909

Balance at December 31, 2013	$10,000	$1,479,179	($28,202)	$1,460,977

Net income	—	138,178	—	138,178
Other comprehensive income	—	—	396	396
Distributions declared on common equity	—	(122,373)	—	(122,373)
Distributions declared on preferred membership interests	—	(621)	—	(621)
Other	—	(25)	—	(25)

Balance at September 30, 2014	$10,000	$1,494,338	($27,806)	$1,476,532

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$157	$158	($1)	(1)
Commercial	126	123	3	2
Industrial	162	137	25	18
Governmental	6	6	—	—
Total retail	451	424	27	6
Sales for resale:
Associated companies	122	102	20	20
Non-associated companies	15	11	4	36
Other	12	12	—	—
Total	$600	$549	$51	9

Billed Electric Energy Sales (GWh):
Residential	1,651	1,740	(89)	(5)
Commercial	1,473	1,514	(41)	(3)
Industrial	2,633	2,337	296	13
Governmental	61	59	2	3
Total retail	5,818	5,650	168	3
Sales for resale:
Associated companies	1,972	1,940	32	2
Non-associated companies	183	245	(62)	(25)
Total	7,973	7,835	138	2

	Nine Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$397	$356	$41	12
Commercial	345	314	31	10
Industrial	448	379	69	18
Governmental	18	16	2	13
Total retail	1,208	1,065	143	13
Sales for resale:
Associated companies	318	283	35	12
Non-associated companies	53	33	20	61
Other	43	47	(4)	(9)
Total	$1,622	$1,428	$194	14

Billed Electric Energy Sales (GWh):
Residential	4,178	3,982	196	5
Commercial	4,001	3,923	78	2
Industrial	7,327	6,772	555	8
Governmental	177	172	5	3
Total retail	15,683	14,849	834	6
Sales for resale:
Associated companies	5,341	4,858	483	10
Non-associated companies	704	642	62	10
Total	21,728	20,349	1,379	7

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

In June 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed a business combination study report with the LPSC. The report contained a preliminary analysis of the potential combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. Though not a formal application, the report provided an overview of the combination and identified its potential customer benefits. Although not part of the business combination, Entergy Louisiana provided notice to the City Council in June 2014 that it anticipates it will seek authorization to transfer to Entergy New Orleans the assets that currently support Entergy Louisiana’s customers in Algiers. In the summer of 2014, Entergy Louisiana and Entergy Gulf States Louisiana held technical conferences and face-to-face meetings with LPSC staff and other stakeholders to discuss potential effects of the combination, solicit suggestions and concerns, and identify areas in which additional information might be needed.

On September 30, 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility.

The combination is subject to regulatory review and approval of the LPSC, the FERC, and the NRC. In June 2014, Entergy submitted an application to the NRC for approval of River Bend and Waterford 3 license transfers as part of the steps to complete the business combination. The combination also could be subject to regulatory review of the City Council if Entergy Louisiana continues to own the assets that currently support Entergy Louisiana’s customers in Algiers at the time the combination is effectuated. In November 2014, Entergy Louisiana filed an application with the City Council seeking authorization to undertake the combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the combination. If approvals are obtained from the LPSC, the FERC, the NRC, and, if required, the City Council, Entergy Louisiana and Entergy Gulf States Louisiana expect the combination will be effected in the second half of 2015.

It is currently contemplated that Entergy Louisiana and Entergy Gulf States Louisiana will undertake multiple steps to effectuate the combination, which steps would include the following:

•
Each of Entergy Louisiana and Entergy Gulf States Louisiana will redeem or repurchase all of their respective outstanding preferred membership interests (which interests have a $100 million liquidation value in the case of Entergy Louisiana and $10 million liquidation value in the case of Entergy Gulf States Louisiana).

•	Entergy Gulf States Louisiana will convert from a Louisiana limited liability company to a Texas limited liability company.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Louisiana will allocate substantially all of its assets to a new subsidiary (New Entergy Louisiana) and New Entergy Louisiana will assume all of the liabilities of Entergy Louisiana, in a transaction regarded as a merger under the TXBOC. Entergy Louisiana will remain in existence and hold the membership interests in New Entergy Louisiana.

•
Under the TXBOC, Entergy Gulf States Louisiana will allocate substantially all of its assets to a new subsidiary (New Entergy Gulf States Louisiana) and New Entergy Gulf States Louisiana will assume all of the liabilities of Entergy Gulf States Louisiana, in a transaction regarded as a merger under the TXBOC. Entergy Gulf States Louisiana will remain in existence and hold the membership interests in New Entergy Gulf States Louisiana.

•
Entergy Louisiana and Entergy Gulf States Louisiana will contribute the membership interests in New Entergy Louisiana and New Entergy Gulf States Louisiana to an affiliate the common membership interests of which will be owned by Entergy Louisiana, Entergy Gulf States Louisiana and Entergy Corporation.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•	New Entergy Gulf States Louisiana will merge into New Entergy Louisiana with New Entergy Louisiana surviving the merger.

Upon the completion of the steps, New Entergy Louisiana will hold substantially all of the assets, and will have assumed all of the liabilities, of Entergy Louisiana and Entergy Gulf States Louisiana. Entergy Louisiana and Entergy Gulf States Louisiana may modify or supplement the steps to be taken to effect the combination.

Results of Operations

Net Income

Third Quarter 2014 Compared to Third Quarter 2013

Net income increased $23.2 million primarily due to higher net revenue and higher other income.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income increased $44.5 million primarily due to higher net revenue and higher other income, partially offset by higher depreciation and amortization expenses and higher interest expense.

Net Revenue

Third Quarter 2014 Compared to Third Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the third quarter 2014 to the third quarter 2013:

Amount
(In Millions)
2013 net revenue	$363.9
MISO deferral	7.1
Asset retirement obligation	3.9
Other	4.7
2014 net revenue	$379.6

The MISO deferral variance is due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

The asset retirement obligation affects net revenue because Entergy Louisiana records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the third quarter 2014 compared to the third quarter 2013 is primarily caused by an increase in the regulatory credits to realign the asset retirement obligation regulatory asset with regulatory treatment.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Gross operating revenues, fuel expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

•
an increase of $51.1 million in gross wholesale revenues as a result of increased sales to affiliate customers and System Agreement receipts as a result of the comprehensive bandwidth recalculation filing made in connection with the 2007, 2008, and 2009 rate filing proceedings. See Note 2 to the financial statements in the Form 10-K and herein for a discussion of this comprehensive bandwidth recalculation; and

•	an increase of $31.8 million in fuel cost recovery revenues primarily due to higher fuel rates.

Fuel expenses increased primarily due to an increase in demand for gas-fired generation and an increase in the recovery from customers of deferred fuel costs resulting from higher fuel revenues and the timing of System Agreement receipts and credits to customers.

Other regulatory credits increased primarily due to:

•
the deferral in 2014 of non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges; and

•	regulatory credits recorded in the third quarter 2014 to realign the asset retirement obligation regulatory asset with regulatory treatment, as discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013:

Amount
(In Millions)
2013 net revenue	$934.8
Volume/weather	17.8
MISO deferral	12.0
Asset retirement obligation	7.4
Retail electric price	4.5
Other	10.9
2014 net revenue	$987.4

The volume/weather variance is primarily due to an increase of 517 GWh, or 2%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales as compared to the same period in the prior year and an increase in industrial usage primarily due to the addition of new mid-small customers.

The MISO deferral variance is due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

The asset retirement obligation affects net revenue because Entergy Louisiana records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily caused by an increase in the regulatory credits because of increases in

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

depreciation and accretion expenses and an increase in the regulatory credits to realign the asset retirement obligation regulatory asset with regulatory treatment.

The retail electric price variance is primarily due to an increase in affiliate purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism. Entergy Louisiana’s formula rate plan is discussed in Note 2 to the financial statements in the Form 10-K.

Gross operating revenues, fuel and purchased power expenses, and other regulatory credits

Gross operating revenues increased primarily due to:

•
an increase of $138.2 million in gross wholesale revenues as a result of increased sales to affiliate customers, System Agreement receipts as a result of the comprehensive bandwidth recalculation filing made in connection with the 2007, 2008, and 2009 rate filing proceedings, and sales in the MISO market. See Note 2 to the financial statements in the Form 10-K and herein for a discussion of this comprehensive bandwidth recalculation;

•	an increase of $40.1 million in fuel cost recovery revenues primarily due to higher fuel rates; and

•	the increase related to volume/weather, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in demand for gas-fired generation and an increase in the average market price of purchased power.

Other regulatory credits increased primarily due to:

•
the deferral in 2014 of non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges; and

•	regulatory credits recorded in the third quarter 2014 to realign the asset retirement obligation regulatory asset with regulatory treatment, as discussed above.

Other Income Statement Variances

Third Quarter 2014 Compared to Third Quarter 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $6.4 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $2.2 million relating to the sale of surplus oil inventory in 2014.

The decrease was partially offset by:

•	an increase of $5.3 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, higher materials costs, and higher NRC fees; and

•	an increase of $2.8 million due to administration fees in 2014 related to the participation in the MISO RTO. The LPSC approved deferral of these expenses resulting in no net income effect.

Other income increased primarily due to $7.6 million of carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac as approved by the LPSC and an increase of $5.0 million due to distributions earned

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. See Note 2 to the financial statements in the Form 10-K and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing.

Interest expense increased primarily due to the issuance of $325 million of 4.05% Series first mortgage bonds in August 2013, the issuance of $170 million of 5.0% Series first mortgage bonds in June 2014, and the issuance of $190 million of 3.78% Series first mortgage bonds in July 2014, partially offset by an increase in the allowance for borrowed funds used during construction due to a higher construction work in progress balance in 2014, including the Ninemile Unit 6 Self-Build Project.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $13.9 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $6.1 million relating to the sale of surplus oil inventory in 2014; and

•	a decrease of $4.8 million due to costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

The decrease was partially offset by:

•	an increase of $7.7 million due to administration fees in 2014 related to the participation in the MISO RTO. The LPSC approved deferral of these expenses resulting in no net income effect; and

•	an increase of $5.5 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, higher materials costs, and higher NRC fees.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to $7.6 million of carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac as approved by the LPSC, an increase of $5.0 million due to distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing, and the increase in allowance for equity funds used during construction due to a higher construction work in progress balance in 2014, including the Ninemile Unit 6 Self-Build Project. See Note 2 to the financial statements in the Form 10-K and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing.

Interest expense increased primarily due to:

•	the issuance of $100 million of 4.7% Series first mortgage bonds in May 2013;

•	the issuance of $325 million of 4.05% Series first mortgage bonds in August 2013;

•	the issuance of $170 million of 5.0% Series first mortgage bonds in June 2014; and

•	the issuance of $190 million of 3.78% Series first mortgage bonds in July 2014.

The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to a higher construction work in progress balance in 2014, including the Ninemile Unit 6 Self-Build Project.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 26.4% for the third quarter 2014 and 26.6% for the nine months ended September 30, 2014.  The difference in the effective income tax rate for the third quarter 2014 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, book and tax differences related to the allowance for equity funds used during construction, and state income taxes. The difference in the effective income tax rate for the nine months ended September 30, 2014 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$124,007	$30,086
Cash flow provided by (used in):
Operating activities	718,817	450,443
Investing activities	(823,042)	(449,858)
Financing activities	(16,880)	10,221
Net increase (decrease) in cash and cash equivalents	(121,105)	10,806
Cash and cash equivalents at end of period	$2,902	$40,892

Operating Activities

Net cash flow provided by operating activities increased $268.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to proceeds of $240 million received from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financing and the timing of collections from customers and payments to vendors.  The increase was partially offset by an increase of $30.1 million in pension contributions in 2014 and an increase of $15.8 million in interest paid resulting from an increase in interest expense, as discussed above.  See Note 2 to the financial statements herein and in the Form 10-K and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $373.2 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•
the investment in 2014 of $227 million in affiliate securities as a result of the Act 55 storm cost financing. See Note 2 to the financial statements herein and in the Form 10-K and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

•	the deposit of $200 million into the storm reserve escrow account in 2014;

•	receipts of $187 million from the storm reserve escrow account in 2013; and

•
an increase in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by a decrease in fossil-fueled generation construction expenditures due to lower spending on the Ninemile Unit 6 self-rebuild project and money pool activity.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $17.6 million for the nine months ended September 30, 2014 compared to increasing by $42.4 million for the nine months ended September 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities used $16.9 million of cash for the nine months ended September 30, 2014 compared to providing $10.2 million of cash for the nine months ended September 30, 2013 primarily due to the net issuance of $145.3 million of long-term debt in 2014 compared to the net issuance of $397 million of long-term debt in 2013, partially offset by a decrease of $123 million in common equity distributions in 2014 and borrowings of $63.5 million on the nuclear fuel company variable interest entity’s credit facility in 2014 compared to the repayment of borrowings of $30.4 million in 2013. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for details of long-term debt activity.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to an increase in long-term debt as a result of the issuance of $190 million of 3.78% Series first mortgage bonds in July 2014.

	September 30, 2014	December 31, 2013
Debt to capital	53.4%	52.0%
Effect of excluding securitization bonds	(1.1%)	(1.3%)
Debt to capital, excluding securitization bonds (a)	52.3%	50.7%
Effect of subtracting cash	—%	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	52.3%	49.6%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. Following are additional updates to the information provided in the Form 10-K. Entergy Louisiana is developing its capital investment plan for 2015 through 2017 and currently anticipates making $1.6 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as environmental compliance spending, transmission upgrades, resource planning, generation projects, system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
(In Thousands)
($7,746)	$17,648	$51,867	$9,433

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2019.  The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2014, there were no cash borrowings and $16.4 million of letters of credit outstanding under the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in June 2016.  As of September 30, 2014, $66.4 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana nuclear fuel company variable interest entity.  See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

In February 2014 the Entergy Louisiana nuclear fuel company variable interest entity issued $40 million of 3.92% Series H Notes due February 2021. The Entergy Louisiana nuclear fuel company variable interest entity used the proceeds to purchase additional nuclear fuel.

In June 2014, Entergy Louisiana issued $170 million of 5% Series first mortgage bonds due July 2044. Entergy Louisiana used the proceeds to pay, prior to maturity, its $70 million 6.4% Series first mortgage bonds due October 2034 and to pay, prior to maturity, its $100 million 6.3% Series first mortgage bonds due September 2035.

In July 2014, Entergy Louisiana issued $190 million of 3.78% Series first mortgage bonds due April 2025. Entergy Louisiana used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.

In July 2014 the Entergy Louisiana nuclear fuel company variable interest entity redeemed, at maturity, its $50 million of 5.69% Series E Notes.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Hurricane Isaac

As discussed in the Form 10-K, Entergy Louisiana sought to recover restoration costs for the repair and replacement of electric facilities damaged by Hurricane Isaac, as well as replenishment of storm escrow accounts for prior storms, in the amount of $247.7 million. In January 2013, Entergy Louisiana drew $187 million from its funded storm reserve escrow account.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Entergy Louisiana committed to pass on to customers a minimum of $23.9 million of customer benefits through annual customer credits of approximately $4.8 million for five years. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $243.85 million in bonds under Act 55 of the Louisiana Legislature.  From the $240 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $13 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $227 million directly to Entergy Louisiana.  Entergy Louisiana used the $227 million received from the LURC to acquire 2,272,725.89 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

Entergy Louisiana does not report the bonds on its balance sheet because the bonds are the obligation of the LCDA and there is no recourse against Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy Louisiana does not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  The Ninemile 6 capacity and energy will be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Under terms approved by the LPSC, non-fuel costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans beginning in the month after the unit is placed in service.  In July 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an unopposed stipulation with the LPSC that estimates a first year revenue requirement associated with Ninemile 6 and provides a mechanism to update the revenue requirement as the in-service date approaches, which was subsequently approved by the LPSC. In September 2014 an updated revenue requirement of $51.5 million for Entergy Louisiana and $27 million for Entergy Gulf States Louisiana was filed.  The unit is expected to be placed in service by the end of 2014.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery" in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.  The following are updates to that discussion.

As discussed in the Form 10-K, Entergy Louisiana filed a base rate case in February 2013. Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Louisiana submitted a compliance filing in May 2014 reflecting the effects of the $10 million agreed-upon increase in formula rate plan revenue, the estimated MISO cost recovery mechanism revenue requirement, and the adjustment of the additional capacity mechanism requiring a net increase of approximately $39 million in formula rate plan revenue to be implemented over nine months commencing with the first billing cycle of December 2014. Before rates are implemented in December 2014, an updated compliance filing will be made in November 2014 to further refine the estimated MISO cost recovery mechanism revenue requirement component of the May 2014 compliance filing to then-available actual data. The compliance filings will be subject to the review of the parties to the proceeding generally in accordance with the review process set forth in Entergy Louisiana’s formula rate plan.

Also as discussed in the Form 10-K, the LPSC is conducting a prudence review of the Waterford 3 replacement steam generator project with regard to Entergy Louisiana’s actions concerning the following aspects of the project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs.  In July 2014 the LPSC Staff filed testimony recommending potential project and replacement power cost disallowances of up $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana believes that the replacement steam generator costs were prudently incurred and applicable legal principles support their recovery in rates.  Entergy Louisiana provided further documentation and explanation requested by the LPSC staff.  An evidentiary hearing is scheduled for December 2014.

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

Fuel and purchased power recovery

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery has yet to commence.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Algiers Asset Transfer

In October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently support Entergy Louisiana’s customers in Algiers. The transaction is expected to result in the transfer of net assets of approximately $60 million. The Algiers asset transfer is also subject to regulatory review and approval of the FERC. As discussed previously, Entergy Louisiana also filed an application with the City Council seeking authorization to undertake the Entergy Louisiana and Entergy Gulf States Louisiana business combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the business combination. If the necessary approvals are obtained from the City Council and the FERC, Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in the second half of 2015.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$870,181	$782,789	$2,230,083	$2,024,679

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	289,480	206,329	549,087	418,188
Purchased power	211,954	213,832	719,697	679,254
Nuclear refueling outage expenses	6,995	9,317	23,636	25,248
Other operation and maintenance	123,809	123,344	352,579	355,696
Decommissioning	6,201	5,437	18,370	16,106
Taxes other than income taxes	18,524	19,337	58,014	57,124
Depreciation and amortization	63,479	60,664	189,000	181,409
Other regulatory credits - net	(10,856)	(1,318)	(26,128)	(7,612)
TOTAL	709,586	636,942	1,884,255	1,725,413

OPERATING INCOME	160,595	145,847	345,828	299,266

OTHER INCOME
Allowance for equity funds used during construction	10,066	8,854	28,159	21,693
Interest and investment income	34,212	21,149	76,476	64,064
Miscellaneous - net	320	(618)	1,462	(2,271)
TOTAL	44,598	29,385	106,097	83,486

INTEREST EXPENSE
Interest expense	42,334	39,206	123,709	112,539
Allowance for borrowed funds used during construction	(5,293)	(3,714)	(14,809)	(9,198)
TOTAL	37,041	35,492	108,900	103,341

INCOME BEFORE INCOME TAXES	168,152	139,740	343,025	279,411

Income taxes	44,331	39,143	91,159	72,061

NET INCOME	123,821	100,597	251,866	207,350

Preferred dividend requirements and other	1,738	1,738	5,232	5,213

EARNINGS APPLICABLE TO COMMON EQUITY	$122,083	$98,859	$246,634	$202,137

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)

Net Income	$123,821	$100,597	$251,866	$207,350
Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax expense (benefit) of ($179), $542, ($523), and $1,631)	(287)	684	(876)	2,045
Other comprehensive income (loss)	(287)	684	(876)	2,045
Comprehensive Income	$123,534	$101,281	$250,990	$209,395

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$251,866	$207,350
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	260,344	250,232
Deferred income taxes, investment tax credits, and non-current taxes accrued	138,892	168,988
Changes in working capital:
Receivables	(40,314)	(131,198)
Fuel inventory	1,692	992
Accounts payable	(19,141)	(39,947)
Prepaid taxes and taxes accrued	(7,710)	(37,490)
Interest accrued	(3,234)	1,527
Deferred fuel costs	18,544	22,450
Other working capital accounts	(23,103)	21,742
Changes in provisions for estimated losses	205,017	(187,642)
Changes in other regulatory assets	(14,086)	(19,483)
Changes in other regulatory liabilities	3,743	146,329
Changes in pension and other postretirement liabilities	(36,832)	1,851
Other	(16,861)	44,742
Net cash flow provided by operating activities	718,817	450,443

INVESTING ACTIVITIES
Construction expenditures	(356,407)	(583,451)
Allowance for equity funds used during construction	28,159	21,693
Nuclear fuel purchases	(117,694)	(41,209)
Proceeds from the sale of nuclear fuel	46,045	23,438
Receipts from storm reserve escrow account	—	187,007
Payments to storm reserve escrow account	(200,021)	—
Investment in affiliates	(227,273)	—
Changes to securitization account	(5,812)	(6,085)
Proceeds from nuclear decommissioning trust fund sales	35,893	12,211
Investment in nuclear decommissioning trust funds	(43,580)	(21,006)
Changes in money pool receivable - net	17,648	(42,434)
Other	—	(22)
Net cash flow used in investing activities	(823,042)	(449,858)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	395,977	418,009
Retirement of long-term debt	(250,694)	(20,960)
Changes in credit borrowings - net	63,466	(30,361)
Change in money pool payable - net	7,746	—
Distributions paid:
Common equity	(228,212)	(351,254)
Preferred membership interests	(5,213)	(5,213)
Other	50	—
Net cash flow provided by (used in) financing activities	(16,880)	10,221

Net increase (decrease) in cash and cash equivalents	(121,105)	10,806
Cash and cash equivalents at beginning of period	124,007	30,086
Cash and cash equivalents at end of period	$2,902	$40,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$122,728	$106,975
Income taxes	($495)	($3,874)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$343	$427
Temporary cash investments	2,559	123,580
Total cash and cash equivalents	2,902	124,007
Securitization recovery trust account	10,351	4,539
Accounts receivable:
Customer	176,650	144,836
Allowance for doubtful accounts	(1,116)	(965)
Associated companies	78,027	87,820
Other	15,245	21,420
Accrued unbilled revenues	100,044	93,073
Total accounts receivable	368,850	346,184
Accumulated deferred income taxes	18,282	100,022
Fuel inventory	21,619	23,311
Materials and supplies - at average cost	156,198	156,487
Deferred nuclear refueling outage costs	29,877	13,670
Prepaid taxes	192,213	184,503
Gas hedge contracts	—	2,889
Prepayments and other	27,165	15,223
TOTAL	827,457	970,835

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,034,696	807,423
Decommissioning trust funds	368,331	347,274
Storm reserve escrow account	200,021	—
Non-utility property - at cost (less accumulated depreciation)	260	396
TOTAL	1,603,308	1,155,093

UTILITY PLANT
Electric	8,927,733	8,799,393
Property under capital lease	331,895	331,895
Construction work in progress	820,832	672,883
Nuclear fuel	172,191	147,385
TOTAL UTILITY PLANT	10,252,651	9,951,556
Less - accumulated depreciation and amortization	3,906,055	3,763,234
UTILITY PLANT - NET	6,346,596	6,188,322

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	320,274	309,617
Other regulatory assets (includes securitization property of $140,251 as of September 30, 2014 and $156,103 as of December 31, 2013)	718,932	715,503
Deferred fuel costs	67,998	67,998
Other	46,540	43,025
TOTAL	1,153,744	1,136,143

TOTAL ASSETS	$9,931,105	$9,450,393

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$269,525	$320,231
Short-term borrowings	66,389	2,923
Accounts payable:
Associated companies	75,198	83,655
Other	142,652	162,507
Customer deposits	92,294	90,393
Accumulated deferred income taxes	—	338
Interest accrued	38,838	42,072
Deferred fuel costs	48,936	30,392
Pension and other postretirement liabilities	10,075	10,255
System agreement cost equalization	—	17,000
Other	34,542	19,443
TOTAL	778,449	779,209

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,345,415	1,275,584
Accumulated deferred investment tax credits	65,415	67,347
Other regulatory liabilities	536,990	533,247
Decommissioning	497,455	479,086
Accumulated provisions	212,750	7,733
Pension and other postretirement liabilities	321,365	358,017
Long-term debt (includes securitization bonds of $154,518 as of September 30, 2014 and $164,965 as of December 31, 2013)	3,099,409	2,899,285
Other	79,607	75,233
TOTAL	6,158,406	5,695,532

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,904,761	2,885,287
Accumulated other comprehensive loss	(10,511)	(9,635)
TOTAL	2,994,250	2,975,652

TOTAL LIABILITIES AND EQUITY	$9,931,105	$9,450,393

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total
		(In Thousands)

Balance at December 31, 2012	$100,000	$3,016,628	($46,132)	$3,070,496

Net income	—	207,350	—	207,350
Other comprehensive income	—	—	2,045	2,045
Distributions to parent	—	(371,855)	—	(371,855)
Distributions declared on preferred membership interests	—	(5,213)	—	(5,213)

Balance at September 30, 2013	$100,000	$2,846,910	($44,087)	$2,902,823

Balance at December 31, 2013	$100,000	$2,885,287	($9,635)	$2,975,652

Net income	—	251,866	—	251,866
Other comprehensive loss	—	—	(876)	(876)
Contributions from parent	—	1,052	—	1,052
Distributions declared on common equity	—	(228,212)	—	(228,212)
Distributions declared on preferred membership interests	—	(5,232)	—	(5,232)

Balance at September 30, 2014	$100,000	$2,904,761	($10,511)	$2,994,250

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$287	$286	$1	—
Commercial	179	174	5	3
Industrial	281	255	26	10
Governmental	13	12	1	8
Total retail	760	727	33	5
Sales for resale:
Associated companies	86	34	52	153
Non-associated companies	1	1	—	—
Other	23	21	2	10
Total	$870	$783	$87	11

Billed Electric Energy Sales (GWh):
Residential	2,800	2,884	(84)	(3)
Commercial	1,813	1,820	(7)	—
Industrial	4,492	4,275	217	5
Governmental	126	126	—	—
Total retail	9,231	9,105	126	1
Sales for resale:
Associated companies	1,393	705	688	98
Non-associated companies	10	9	1	11
Total	10,634	9,819	815	8

	Nine Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$683	$651	$32	5
Commercial	461	444	17	4
Industrial	761	734	27	4
Governmental	36	35	1	3
Total retail	1,941	1,864	77	4
Sales for resale:
Associated companies	207	84	123	146
Non-associated companies	17	1	16	—
Other	65	76	(11)	(14)
Total	$2,230	$2,025	$205	10

Billed Electric Energy Sales (GWh):
Residential	7,091	6,767	324	5
Commercial	4,745	4,641	104	2
Industrial	12,771	12,687	84	1
Governmental	378	373	5	1
Total retail	24,985	24,468	517	2
Sales for resale:
Associated companies	3,459	1,322	2,137	162
Non-associated companies	107	26	81	312
Total	28,551	25,816	2,735	11

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2014 Compared to Third Quarter 2013

Net income decreased $40.3 million primarily due to the write-off in September 2014 of the regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the new nuclear generation development costs and the joint stipulation. Also contributing to the decrease was higher other operation and maintenance expenses, partially offset by higher net revenue.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income decreased $20.8 million primarily due to the write-off in September 2014 of the regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the new nuclear generation development costs and the joint stipulation. Also contributing to the decrease were higher taxes other than income taxes, higher other operation and maintenance expenses, and higher depreciation and amortization expenses, partially offset by higher net revenue.

Net Revenue

Third Quarter 2014 Compared to Third Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2014 to the third quarter 2013:

Amount
(In Millions)
2013 net revenue	$181.4
Retail electric price	9.8
Reserve equalization	3.0
Volume/weather	(2.9)
Other	(1.1)
2014 net revenue	$190.2

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

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

The reserve equalization variance is primarily due to an increase in reserve equalization revenue as compared to the same period in 2013 primarily due to the changes in the Entergy System generation mix compared to the same period in 2013 as a result of Entergy Arkansas’s exit from the System Agreement in December 2013.

The volume/weather variance is primarily due to a decrease of 136 GWh, or 3%, in billed electricity usage, primarily due to the effect of less favorable weather on residential and commercial sales.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges

Gross operating revenues increased primarily due to:

•	an increase of $29 million in fuel cost recovery revenues primarily due to higher fuel rates;

•	an increase of $6.2 million due to the formula rate plan increase, as discussed above;

•	an increase of $6 million primarily due to an increase in the storm damage rider, as discussed above; and

•	an increase of $3 million primarily due to an increase in the power management rider, as approved by the MPSC, effective February 2014.

The increase was partially offset by:

•	a decrease of $7.6 million in gross wholesale revenues primarily due to a decrease in sales to affiliated customers;

•	the decrease related to volume/weather, as discussed above; and

•	a decrease of $4.8 million in Grand Gulf revenue primarily due to less favorable weather and a decrease in the Grand Gulf rider rates effective October 2013.

Fuel and purchased power expenses increased primarily due to an increase in deferred fuel expense due to higher fuel cost recovery revenues as compared to prior year, partially offset by the timing of System Agreement payments and credits to customers, and an increase in the average market price of purchased power.

Other regulatory charges increased primarily due to increased recovery of costs associated with the power management recovery rider. There is no material effect on net income because the power management recovery rider is an exact recovery rider and any differences in revenues and expenses are deferred for future recovery.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013:

Amount
(In Millions)
2013 net revenue	$486.5
Retail electric price	36.4
Reserve equalization	4.5
MISO deferral	1.4
Volume/weather	1.4
Other	1.4
2014 net revenue	$531.6

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

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

The reserve equalization variance is primarily due to an increase in reserve equalization revenue as compared to the same period in 2013 primarily due to the changes in the Entergy System generation mix compared to the same period in 2013 as a result of Entergy Arkansas’s exit from the System Agreement in December 2013.

The MISO deferral variance is due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by the MPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

The volume/weather variance is primarily due to an increase of 157 GWh, or 2%, in billed electricity usage, including the effect of more favorable weather on residential sales as compared to the same period in the prior year and an increase in industrial usage, primarily in the primary metals and pipelines industries.

Gross operating revenues, fuel and purchased power expenses, and other regulatory charges (credits)

Gross operating revenues increased primarily due to:

•	an increase of $55 million in fuel cost recovery revenues primarily due to higher fuel rates;

•	an increase of $22.3 million in gross wholesale revenues due to an increase in sales to affiliated customers and the timing of receipt of System Agreement payments;

•	an increase of $21.6 million due to the formula rate plan increase, as discussed above;

•	an increase of $16.1 million due to an increase in the power management rider, as approved by the MPSC, effective February 2014; and

•	an increase of $12.7 million due to an increase in the storm damage rider, as discussed above.

Fuel and purchased power expenses increased primarily due to an increase in the average market price of purchased power.

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

Other Income Statement Variances

Third Quarter 2014 Compared to Third Quarter 2013

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.7 million in storm damage accruals, as approved by the MPSC, effective October 2013;

•	an increase of $2.7 million resulting from costs incurred in the third quarter 2014 related to Baxter Wilson (Unit 1) repairs, including an offset for expected insurance proceeds;

•	an increase of $1.3 million due to administration fees in the third quarter 2014 related to participation in the MISO RTO; and

•	several individually insignificant items.

The increase was partially offset by:

•
a decrease of $3.8 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $1.6 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

The asset write-off resulted from the $60.9 million ($40.5 million after-tax) write-off in September 2014 of the regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the new nuclear generation development costs and the joint stipulation.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Other operation and maintenance expenses increased primarily due to:

•	an increase of $10.1 million in storm damage accruals, as approved by the MPSC, effective October 2013;

•	an increase of $9.7 million resulting from costs incurred in 2014 related to Baxter Wilson (Unit 1) repairs, including an offset for expected insurance proceeds;

•	an increase of $3.8 million due to administration fees in 2014 related to participation in the MISO RTO; and

•	several individually insignificant items.

The increase was partially offset by:

•	a decrease of $12.8 million in fossil-fueled generation expenses due to a lower scope of work done during plant outages in 2014 as compared to the same period in 2013;

•
a decrease of $6.8 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $4.9 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

The asset write-off resulted from the $60.9 million ($40.5 million after-tax) write-off in September 2014 of the regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the new nuclear generation development costs and the joint stipulation.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes in 2014 as compared to the same period in the prior year and an increase in local franchise taxes due to higher revenues in 2014 as compared to the same period in the prior year.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rate was (51.5%) for the third quarter 2014 and 44.5% for the nine months ended September 30, 2014.  The difference in the effective income tax rate for the third quarter 2014 versus the federal

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

statutory rate of 35% was primarily due to a charge associated with a regulatory asset which included a component for book and tax differences related to AFUDC equity. See Note 2 to the financial statements herein for further discussion. The difference in the effective income tax rate for the nine months ended September 30, 2014 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items including the effect of the regulatory charge previously discussed.

The effective income tax rate was 39.3% for the third quarter 2013 and 39.6% for the nine months ended September 30, 2013.  The differences in the effective income tax rates for the third quarter 2013 and the nine months ended September 30, 2013 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items.

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  Entergy Mississippi completed the process of assessing the nature and extent of the damage to the unit and repairs are in progress. The current estimate of costs to return the unit to service is in the range of $45 million to $60 million.  This estimate may change as restorative activities occur.  The costs necessary to return the plant to service are expected to be incurred into late 2014.  Entergy Mississippi believes that the damage is covered by its property insurance policy, subject to a $20 million deductible. In the third quarter 2014, Entergy Mississippi recorded an insurance receivable of $18 million based on the minimum amount it currently expects to receive from its insurance policy based on total spending of $38 million as of September 30, 2014. This $18 million receivable offset approximately $8 million of capital spending and $10 million of operation and maintenance expenses through September 30, 2014. In June 2014, Entergy Mississippi filed a rate case with the MPSC, which includes recovery of the costs associated with Baxter Wilson (Unit 1) repair activities, net of applicable insurance proceeds. On October 14, 2014 and October 31, 2014, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed joint stipulations that provide for a deferral of $6 million in other operation and maintenance expenses associated with the Baxter Wilson outage and that the regulatory asset should accrue carrying costs, with amortization of the regulatory asset to occur over two years. The final accounting of costs to return the unit to service and insurance proceeds will be addressed in Entergy Mississippi’s next formula rate plan filing. The joint stipulations also provide that the capital costs associated with the return to service of Baxter Wilson (Unit 1) will be reflected in rate base and will be reduced to reflect the application of insurance proceeds. The joint stipulations are subject to review and approval by the MPSC.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$31	$52,970
Cash flow provided by (used in):
Operating activities	187,323	147,847
Investing activities	(128,895)	(109,269)
Financing activities	(26,724)	(90,457)
Net increase (decrease) in cash and cash equivalents	31,704	(51,879)
Cash and cash equivalents at end of period	$31,735	$1,091

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $39.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•	the timing of collections from customers;

•
System Agreement bandwidth remedy payments of $11.3 million received in the second quarter 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period;

•
$6.8 million in income tax refunds in the nine months ended September 30, 2014 as compared to $2 million in income tax payments in the nine months ended September 30, 2013. The income tax refunds in 2014 were refunds of income taxes paid in accordance with intercompany state income tax sharing arrangements; and

•	increased recovery of fuel costs.

The increase was partially offset by:

•
System Agreement bandwidth remedy payments in September 2014 of $16.4 million as a result of the compliance filing pursuant to the FERC’s orders related to the bandwidth payments/receipts for the 2007 - 2009 period;

•
an increase of $12.4 million in pension contributions in 2014 compared to the same period in 2013.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding; and

•	the timing of payments to vendors.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Investing Activities

Net cash flow used in investing activities increased $19.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to money pool activity and an increase in fossil-fueled generation construction expenditures due to spending on Baxter Wilson (Unit 1) repairs in 2014. The increase was partially offset by a decrease in transmission construction expenditures as a result of decreased scope of work performed in 2014.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $5.4 million for the nine months ended September 30, 2014 compared to decreasing by $16.9 million for the nine months ended September 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $63.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the issuance of $100 million of 3.75% Series first mortgage bonds in March 2014 and the payment, at maturity, of $100 million of 5.15% Series first mortgage bonds in February 2013.

The decrease was partially offset by:

•	the payment, prior to maturity, of $95 million of 4.95% Series first mortgage bonds in April 2014;

•	money pool activity; and

•	an increase of $17.6 million in common stock dividends paid in 2014 as compared to 2013.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $3.5 million for the nine months ended September 30, 2014 compared to increasing by $19.2 million for the nine months ended September 30, 2013.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2014	December 31, 2013
Debt to capital	51.0%	51.4%
Effect of subtracting cash	(0.7%)	—%
Net debt to net capital	50.3%	51.4%

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. Following are additional updates to the information provided in the Form 10-K. Entergy Mississippi is developing its capital investment plan for 2015 through 2017 and currently anticipates making $750 million in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as environmental compliance spending, transmission upgrades, resource planning, generation projects, and system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
(In Thousands)
$5,376	($3,536)	($19,150)	$16,878

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire May 2015. No borrowings were outstanding under the credit facilities as of September 30, 2014.  See Note 4 to the financial statements herein for additional discussion of the credit facilities. In addition, Entergy Mississippi entered into an uncommitted letter of credit facility in 2013 as a means to post collateral to support its obligations under

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

MISO. As of September 30, 2014, a $21.8 million letter of credit was outstanding under Entergy Mississippi’s letter of credit facility.

In March 2014, Entergy Mississippi issued $100 million of 3.75% Series first mortgage bonds due July 2024. Entergy Mississippi used the proceeds to pay, prior to maturity, its $95 million of 4.95% Series first mortgage bonds due June 2018 and for general corporate purposes.

New Nuclear Generation Development Costs

See Note 2 in the Form 10-K for discussion of Entergy Mississippi’s developing and preserving a project option for new nuclear generation at Grand Gulf Nuclear Station. On October 14, 2014, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed a joint stipulation in Entergy Mississippi’s general rate case proceeding, which is discussed below. In consideration of the comprehensive terms for settlement in that rate case proceeding, the Mississippi Public Utilities Staff and Entergy Mississippi agreed that Entergy Mississippi will request consolidation of the new nuclear generation development costs proceeding with the rate case proceeding for hearing purposes and will not further pursue, except as noted below, recovery of the costs deferred by MPSC order in the new nuclear generation development docket. The stipulation states, however, that, if Entergy Mississippi decides to move forward with nuclear development in Mississippi, it can at that time re-present for consideration by the MPSC only those costs directly associated with the existing early site permit (ESP), to the extent that the costs are verifiable and prudent and the ESP is still valid and relevant to any such option pursued. After considering the progress of the new nuclear generation costs proceeding in light of the joint stipulation, Entergy Mississippi recorded in the third quarter 2014 a $60.9 million pre-tax charge to recognize that the regulatory assets associated with new nuclear generation development are no longer probable of recovery. If the MPSC does not ultimately approve all of the provisions agreed to in the October 2014 joint stipulation, however, Entergy Mississippi would continue to pursue recovery of the new nuclear development costs.

State and Local Rate Regulation and Fuel-Cost Recovery

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery" in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery.

Fuel and Purchased Power Recovery

Entergy Mississippi had a deferred fuel balance of $60.4 million as of March 31, 2014. In May 2014, Entergy Mississippi filed for an interim adjustment under its energy cost recovery rider. The interim adjustment proposed a net energy cost factor designed to collect over a six-month period the under-recovered deferred fuel balance as of March 31, 2014 and also reflected a natural gas price of $4.50 per MMBtu. In May 2014, Entergy Mississippi and the Public Utilities Staff entered into a joint stipulation in which Entergy Mississippi agreed to a revised net energy cost factor that reflected the proposed interim adjustment with a reduction in costs recovered through the energy cost recovery rider associated with the suspension of the DOE nuclear waste storage fee. In June 2014 the MPSC approved the joint stipulation and allowed Entergy Mississippi’s interim adjustment. The revised net energy cost factor will remain in effect through the end of 2014.

Retail Rates

In June 2014, Entergy Mississippi filed its first general rate case before the MPSC in almost 12 years.  The rate filing lays out Entergy Mississippi’s plans for improving reliability, modernizing the grid, maintaining its workforce, stabilizing rates, utilizing new technologies, and attracting new industry to its service territory.  Entergy Mississippi requested a net increase in revenue of $49 million for bills rendered during calendar year 2015, including $30 million resulting from new depreciation rates to update the estimated service life of assets.  In addition, the filing proposed, among other things: 1) realigning cost recovery of the Attala and Hinds power plant acquisitions from the power

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

management rider to base rates; 2) including certain MISO-related revenues and expenses in the power management rider; 3) power management rider changes that reflect the changes in costs and revenues that will accompany Entergy Mississippi’s withdrawal from participation in the System Agreement; and 4) a formula rate plan forward test year to allow for known changes in expenses and revenues for the rate effective period.  Entergy Mississippi proposed maintaining the current authorized return on common equity of 10.59%.

On October 14, 2014 and October 31, 2014, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed joint stipulations that addressed the majority of issues in the proceeding. The stipulations provide for an approximate $16 million net increase in revenues, which reflects an agreed upon 10.07% return on common equity. The stipulations also revise Entergy Mississippi’s formula rate plan (FRP) by providing Entergy Mississippi with the ability to reflect known and measurable changes to historical rate base and certain expense amounts, resolve uncertainty around and obviate the need for an additional rate filing in connection with Entergy Mississippi’s withdrawal from participation in the System Agreement, update depreciation rates, and move costs associated with the Attala and Hinds generating plants from the power management rider to base rates. The stipulations also provide for recovery of non-fuel MISO-related costs through a separate rider for that purpose. The joint stipulations are subject to MPSC approval. The schedule in the proceeding calls for the rates ultimately approved by the MPSC to be effective January 30, 2015.

In August 2012 the MPSC opened inquiries to review whether the current formulaic methodology used to calculate the return on common equity in both Entergy Mississippi’s formula rate plan and Mississippi Power Company’s annual formula rate plan is still appropriate or can be improved to better serve the public interest. The intent of this inquiry and review was for informational purposes only; the evaluation of any recommendations for changes to the existing methodology would take place in a general rate case or in the existing formula rate plan docket. In March 2013 the Mississippi Public Utilities Staff filed its consultant’s report which noted the return on common equity estimation methods used by Entergy Mississippi and Mississippi Power Company are commonly used throughout the electric utility industry. The report suggested ways in which the methods used by Entergy Mississippi and Mississippi Power Company might be improved, but did not recommend specific changes in the return on common equity formulas or calculations at that time. In June 2014 the MPSC expanded the scope of the August 2012 inquiry to study the merits of adopting a uniform formula rate plan that could be applied, where possible in whole or in part, to both Entergy Mississippi and Mississippi Power Company in order to achieve greater consistency in the plans. The MPSC directed the Mississippi Public Utilities Staff to investigate and review Entergy Mississippi’s Formula Rate Plan Rider Schedule FRP-5 (Revised) and Mississippi Power Company’s Performance Evaluation Plan by considering the merits and deficiencies and possibilities for improvement of each and then to propose a uniform formula rate plan that, where possible, could be applicable to both companies. No procedural schedule has been set. In October 2014 the Mississippi Public Utilities Staff conducted a public technical conference to discuss performance benchmarking and its potential application to the electric utilities’ formula rate plans.

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

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

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

ENTERGY MISSISSIPPI, INC.
INCOME (LOSS) STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$425,341	$397,833	$1,144,175	$1,015,513

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	85,185	118,688	219,013	263,437
Purchased power	145,266	97,709	393,054	275,783
Other operation and maintenance	69,259	62,263	193,959	189,822
Asset write-off	60,857	—	60,857	—
Taxes other than income taxes	22,060	21,208	66,060	61,322
Depreciation and amortization	28,625	27,717	85,130	81,268
Other regulatory charges (credits) - net	4,686	62	504	(10,237)
TOTAL	415,938	327,647	1,018,577	861,395

OPERATING INCOME	9,403	70,186	125,598	154,118

OTHER INCOME
Allowance for equity funds used during construction	579	371	1,428	1,817
Interest and investment income	274	239	938	565
Miscellaneous - net	(728)	(767)	(2,981)	(2,601)
TOTAL	125	(157)	(615)	(219)

INTEREST EXPENSE
Interest expense	14,099	14,585	42,923	44,753
Allowance for borrowed funds used during construction	(303)	(307)	(745)	(1,233)
TOTAL	13,796	14,278	42,178	43,520

INCOME (LOSS) BEFORE INCOME TAXES	(4,268)	55,751	82,805	110,379

Income taxes	2,196	21,938	36,866	43,678

NET INCOME (LOSS)	(6,464)	33,813	45,939	66,701

Preferred dividend requirements and other	707	707	2,121	2,121

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK	($7,171)	$33,106	$43,818	$64,580

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$45,939	$66,701
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	85,130	81,268
Deferred income taxes, investment tax credits, and non-current taxes accrued	(13,802)	36,845
Changes in assets and liabilities:
Receivables	(39,365)	(50,692)
Fuel inventory	6,039	5,249
Accounts payable	(17,736)	17,940
Taxes accrued	41,983	(11,345)
Interest accrued	46	1,960
Deferred fuel costs	(2,416)	(10,179)
Other working capital accounts	24,752	2,069
Provisions for estimated losses	10,152	(232)
Other regulatory assets	68,660	8,153
Pension and other postretirement liabilities	(23,551)	(5,444)
Other assets and liabilities	1,492	5,554
Net cash flow provided by operating activities	187,323	147,847

INVESTING ACTIVITIES
Construction expenditures	(124,944)	(128,006)
Allowance for equity funds used during construction	1,428	1,817
Changes in money pool receivable - net	(5,376)	16,878
Other	(3)	42
Net cash flow used in investing activities	(128,895)	(109,269)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	98,933	—
Retirement of long-term debt	(95,000)	(100,000)
Changes in money pool payable - net	(3,536)	19,150
Dividends paid:
Common stock	(25,000)	(7,400)
Preferred stock	(2,121)	(2,121)
Other	—	(86)
Net cash flow used in financing activities	(26,724)	(90,457)

Net increase (decrease) in cash and cash equivalents	31,704	(51,879)
Cash and cash equivalents at beginning of period	31	52,970
Cash and cash equivalents at end of period	$31,735	$1,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$40,834	$40,718
Income taxes	($6,840)	$1,999

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,357	$22
Temporary cash investments	30,378	9
Total cash and cash equivalents	31,735	31
Accounts receivable:
Customer	104,122	76,534
Allowance for doubtful accounts	(1,050)	(906)
Associated companies	18,883	13,794
Other	28,211	9,117
Accrued unbilled revenues	46,151	44,777
Total accounts receivable	196,317	143,316
Deferred fuel costs	40,473	38,057
Fuel inventory - at average cost	42,860	48,899
Materials and supplies - at average cost	37,778	40,849
System agreement cost equalization	—	15,000
Prepayments and other	10,843	4,813
TOTAL	360,006	290,965

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,649	4,670
Escrow accounts	41,799	51,795
TOTAL	46,448	56,465

UTILITY PLANT
Electric	3,953,270	3,875,737
Property under capital lease	4,479	5,329
Construction work in progress	70,318	37,316
TOTAL UTILITY PLANT	4,028,067	3,918,382
Less - accumulated depreciation and amortization	1,496,584	1,413,484
UTILITY PLANT - NET	2,531,483	2,504,898

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	49,186	58,716
Other regulatory assets	259,332	318,462
Other	19,503	20,819
TOTAL	328,021	397,997

TOTAL ASSETS	$3,265,958	$3,250,325

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$41,532	$74,144
Other	64,357	52,129
Customer deposits	76,774	74,211
Taxes accrued	95,230	53,247
Accumulated deferred income taxes	11,806	15,413
Interest accrued	20,429	20,383
Other	19,236	19,021
TOTAL	329,364	308,548

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	730,869	746,939
Accumulated deferred investment tax credits	9,929	8,530
Obligations under capital lease	3,261	4,185
Other regulatory liabilities	2,191	2,509
Asset retirement cost liabilities	6,687	6,401
Accumulated provisions	45,826	35,674
Pension and other postretirement liabilities	43,174	66,722
Long-term debt	1,058,806	1,053,670
Other	15,075	15,189
TOTAL	1,915,818	1,939,819

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2014 and 2013	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	771,759	752,941
TOTAL	970,395	951,577

TOTAL LIABILITIES AND EQUITY	$3,265,958	$3,250,325

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$199,326	($690)	$681,010	$879,646

Net income	—	—	66,701	66,701
Common stock dividends	—	—	(7,400)	(7,400)
Preferred stock dividends	—	—	(2,121)	(2,121)

Balance at September 30, 2013	$199,326	($690)	$738,190	$936,826

Balance at December 31, 2013	$199,326	($690)	$752,941	$951,577

Net income	—	—	45,939	45,939
Common stock dividends	—	—	(25,000)	(25,000)
Preferred stock dividends	—	—	(2,121)	(2,121)

Balance at September 30, 2014	$199,326	($690)	$771,759	$970,395

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$179	$167	$12	7
Commercial	140	126	14	11
Industrial	49	43	6	14
Governmental	13	11	2	18
Total retail	381	347	34	10
Sales for resale:
Associated companies	25	30	(5)	(17)
Non-associated companies	4	7	(3)	(43)
Other	15	14	1	7
Total	$425	$398	$27	7

Billed Electric Energy Sales (GWh):
Residential	1,724	1,836	(112)	(6)
Commercial	1,384	1,424	(40)	(3)
Industrial	629	612	17	3
Governmental	114	115	(1)	(1)
Total retail	3,851	3,987	(136)	(3)
Sales for resale:
Associated companies	482	527	(45)	(9)
Non-associated companies	80	92	(12)	(13)
Total	4,413	4,606	(193)	(4)

	Nine Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$451	$401	$50	12
Commercial	359	321	38	12
Industrial	129	115	14	12
Governmental	35	31	4	13
Total retail	974	868	106	12
Sales for resale:
Associated companies	109	79	30	38
Non-associated companies	11	18	(7)	(39)
Other	50	51	(1)	(2)
Total	$1,144	$1,016	$128	13

Billed Electric Energy Sales (GWh):
Residential	4,434	4,345	89	2
Commercial	3,640	3,623	17	—
Industrial	1,719	1,675	44	3
Governmental	312	305	7	2
Total retail	10,105	9,948	157	2
Sales for resale:
Associated companies	1,632	1,302	330	25
Non-associated companies	156	211	(55)	(26)
Total	11,893	11,461	432	4

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2014 Compared to Third Quarter 2013

Net income increased $5.8 million primarily due to lower other operation and maintenance expenses and higher net revenue.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income increased $18.6 million primarily due to higher net revenue and lower other operation and maintenance expenses.

Net Revenue

Third Quarter 2014 Compared to Third Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the third quarter 2014 to the third quarter 2013:

Amount
(In Millions)
2013 net revenue	$72.5
Volume/weather	1.9
Other	1.0
2014 net revenue	$75.4

The volume/weather variance is primarily due to an increase in billed electricity usage primarily in the commercial and governmental sectors, a 2% increase in the average number of electric customers, and the effect of more favorable weather during the unbilled sales period compared to prior year. See “MANAGEMENT’S FINANCIAL DISCUSSION AND FINANCIAL ANALYSIS - Critical Accounting Estimates” in the Form 10-K for further discussion of the accounting for unbilled revenues.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013:

Amount
(In Millions)
2013 net revenue	$191.5
Volume/weather	5.4
Net gas revenue	4.5
Other	2.3
2014 net revenue	$203.7

The volume/weather variance is primarily due to an increase of 152 GWh, or 4%, in billed electricity usage, primarily in the residential and commercial sectors, including the effect of more favorable weather on residential sales in 2014 as compared to the same period in prior year and a 2% increase in the average number of electric customers.

The net gas revenue variance is primarily due to the effect of more favorable weather, primarily in the residential and commercial sectors, in 2014 as compared to the same period in prior year.

Gross operating revenues and fuel expenses

Gross operating revenues increased primarily due to:

•	an increase of $51.2 million in gross wholesale revenue primarily due to increased sales to affiliate customers;

•	an increase of $10.8 million in gas fuel cost recovery revenues due to higher fuel rates; and

•	the increase related to volume/weather, as discussed above.

Entergy New Orleans’s fuel and purchased power recovery mechanism is discussed in Note 2 to the financial statements in the Form 10-K.

Fuel expenses increased primarily due to:

•	an increase in the average market price of natural gas;

•	an increase in gas-fired generation as a result of a prior year outage; and

•	an increase in gas purchased for resale as a result of an increase in price and volume.

Other Income Statement Variances

Third Quarter 2014 Compared to Third Quarter 2013

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $2.9 million in outside regulatory consultant fees; and

•
a decrease of $2.4 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “MANAGEMENT’S FINANCIAL DISCUSSION AND FINANCIAL ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $10.9 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages as compared to prior year;

•
a decrease of $4.6 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “MANAGEMENT’S FINANCIAL DISCUSSION AND FINANCIAL ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $2.5 million in outside regulatory consultant fees.

Income Taxes

The effective income tax rate was 35.6% for the third quarter 2014 and 34.1% for the nine months ended September 30, 2014.  The difference in the effective income tax rate for the third quarter 2014 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, offset by flow-through tax accounting. The difference in the effective income tax rate for the nine months ended September 30, 2014 versus the federal statutory rate of 35% was primarily due to flow-through tax accounting, partially offset by state income taxes and certain book and tax differences related to utility plant items.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$33,489	$9,391
Cash flow provided by (used in):
Operating activities	58,546	59,948
Investing activities	(49,269)	(81,546)
Financing activities	(4,101)	27,710
Net increase in cash and cash equivalents	5,176	6,112
Cash and cash equivalents at end of period	$38,665	$15,503

Operating Activities

Net cash flow provided by operating activities decreased slightly, by $1.4 million, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the payment of calendar year 2012 System Agreement bandwidth remedy payments of $15 million to the City Council of New Orleans in June

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

2014 for use in the streetlight conversion program, as directed by the City Council and an increase of $5.8 million in pension contributions compared to the same period in 2013. The decrease in cash flow was offset by the timing of collections from customers. See “MANAGEMENT’S FINANCIAL DICUSSION AND ANALYSIS - Critical Accountings Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $32.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•	a decrease in transmission construction expenditures as a result of decreased scope of work in 2014;

•	a decrease in fossil-fueled generation construction expenditures primarily due to spending on the Michoud turbine blade replacement projects in 2013; and

•	money pool activity.

The decrease was partially offset by payments to the storm reserve escrow account of $5.6 million for the nine months ended September 30, 2014 compared to net receipts from the storm reserve escrow account of $1.9 million for the nine months ended September 30, 2013.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $1.9 million for the nine months ended September 30, 2014 compared to increasing $15.5 million for the nine months ended September 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities used $4.1 million of cash for the nine months ended September 30, 2014 compared to providing $27.7 million of cash for the nine months ended September 30, 2013 primarily due to the issuance of $100 million of 3.9% Series first mortgage bonds in June 2013, partially offset by the retirement of $70 million of 5.25% Series first mortgage bonds in August 2013. See Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in debt to capital ratio is due to an increase in retained earnings.

	September 30, 2014	December 31, 2013
Debt to capital	47.4%	50.0%
Effect of subtracting cash	(4.7%)	(4.0%)
Net debt to net capital	42.7%	46.0%

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

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Following are additional updates to the information provided in the Form 10-K. Entergy New Orleans is developing its capital investment plan for 2015 through 2017 and currently anticipates making $235 million in capital investments during that period. The estimate includes amounts associated with specific investments such as environmental compliance spending, transmission upgrades, resource planning, generation projects, system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans’s receivables from the money pool were as follows:

September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
(In Thousands)
$6,664	$4,737	$18,403	$2,923

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2014.  No borrowings were outstanding under the facility as of September 30, 2014.   See Note 4 to the financial statements herein for additional discussion of the credit facility. In addition, Entergy New Orleans entered into an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of September 30, 2014, an $11.8 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility.

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

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

See the Form 10-K for a discussion of Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station.  The Ninemile 6 capacity and energy will be allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans.  Under terms approved by the City Council, non-fuel costs associated with Ninemile 6 may be recovered through a special rider for that purpose. The unit is expected to be placed in service by the end of 2014.

State and Local Rate Regulation

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation" in the Form 10-K for a discussion of state and local rate regulation. The following is an update to that discussion.

Storm Cost Recovery Filings with Retail Regulators

As discussed in "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Liquidity and Capital Resources - Hurricane Isaac" in the Form 10-K, total restoration costs for the repair and replacement of Entergy

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

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

Algiers Asset Transfer

In October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently support Entergy Louisiana’s customers in Algiers. The transaction is expected to result in the transfer of net assets of approximately $60 million. The Algiers asset transfer is also subject to regulatory review and approval of the FERC. As discussed previously, Entergy Louisiana also filed an application with the City Council seeking authorization to undertake the Entergy Louisiana and Entergy Gulf States Louisiana business combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the business combination. If the necessary approvals are obtained from the City Council and the FERC, Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in the second half of 2015.

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

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$165,218	$161,737	$453,386	$397,126
Natural gas	17,753	16,904	86,141	70,822
TOTAL	182,971	178,641	539,527	467,948

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	43,056	42,207	137,922	83,656
Purchased power	64,396	63,705	197,299	192,028
Other operation and maintenance	28,159	33,820	84,530	102,187
Taxes other than income taxes	12,539	13,373	37,153	37,141
Depreciation and amortization	9,834	9,392	29,040	28,394
Other regulatory charges - net	121	249	574	748
TOTAL	158,105	162,746	486,518	444,154

OPERATING INCOME	24,866	15,895	53,009	23,794

OTHER INCOME
Allowance for equity funds used during construction	156	223	716	656
Interest and investment income	11	24	49	68
Miscellaneous - net	(213)	(277)	(797)	(921)
TOTAL	(46)	(30)	(32)	(197)

INTEREST EXPENSE
Interest expense	3,263	3,661	9,928	10,312
Allowance for borrowed funds used during construction	(76)	(130)	(350)	(351)
TOTAL	3,187	3,531	9,578	9,961

INCOME BEFORE INCOME TAXES	21,633	12,334	43,399	13,636

Income taxes	7,701	4,248	14,799	3,646

NET INCOME	13,932	8,086	28,600	9,990

Preferred dividend requirements and other	241	241	724	724

EARNINGS APPLICABLE TO COMMON STOCK	$13,691	$7,845	$27,876	$9,266

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$28,600	$9,990
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	29,040	28,394
Deferred income taxes, investment tax credits, and non-current taxes accrued	12,604	(13,649)
Changes in assets and liabilities:
Receivables	11,491	(944)
Fuel inventory	(75)	(1,769)
Accounts payable	(7,683)	1,628
Prepaid taxes and taxes accrued	1,094	4,502
Interest accrued	(932)	(266)
Deferred fuel costs	(4,542)	19,108
Other working capital accounts	(13,616)	(9,813)
Provisions for estimated losses	8,164	(1,871)
Other regulatory assets	2,650	13,915
Pension and other postretirement liabilities	(11,444)	(2,581)
Other assets and liabilities	3,195	13,304
Net cash flow provided by operating activities	58,546	59,948

INVESTING ACTIVITIES
Construction expenditures	(42,420)	(68,643)
Allowance for equity funds used during construction	716	656
Change in money pool receivable - net	(1,927)	(15,480)
Receipts from storm reserve escrow account	—	7,749
Payments to storm reserve escrow account	(5,638)	(5,828)
Net cash flow used in investing activities	(49,269)	(81,546)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	98,495
Retirement of long-term debt	—	(70,061)
Dividends paid:
Common stock	(3,000)	—
Preferred stock	(724)	(724)
Other	(377)	—
Net cash flow provided by (used in) financing activities	(4,101)	27,710

Net increase in cash and cash equivalents	5,176	6,112
Cash and cash equivalents at beginning of period	33,489	9,391
Cash and cash equivalents at end of period	$38,665	$15,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$10,195	$9,775
Income taxes	$900	$425

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$1,021	$317
Temporary cash investments	37,644	33,172
Total cash and cash equivalents	38,665	33,489
Accounts receivable:
Customer	42,941	38,872
Allowance for doubtful accounts	(366)	(974)
Associated companies	19,832	32,273
Other	1,830	2,667
Accrued unbilled revenues	17,782	18,745
Total accounts receivable	82,019	91,583
Accumulated deferred income taxes	7,322	12,018
Fuel inventory - at average cost	3,074	2,999
Materials and supplies - at average cost	12,412	11,696
Prepayments and other	12,263	4,178
TOTAL	155,755	155,963

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	16,151	10,513
TOTAL	17,167	11,529

UTILITY PLANT
Electric	929,046	889,629
Natural gas	225,838	222,463
Construction work in progress	14,481	29,312
TOTAL UTILITY PLANT	1,169,365	1,141,404
Less - accumulated depreciation and amortization	588,813	566,948
UTILITY PLANT - NET	580,552	574,456

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	2,913	—
Deferred fuel costs	4,080	4,080
Other regulatory assets	131,628	137,191
Other	6,108	5,577
TOTAL	144,729	146,848

TOTAL ASSETS	$898,203	$888,796

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$28,392	$36,193
Other	26,493	27,840
Customer deposits	24,423	22,959
Taxes accrued	2,603	1,509
Interest accrued	2,666	3,598
Deferred fuel costs	18,603	23,145
System agreement cost equalization	6,569	17,040
Other	8,579	4,387
TOTAL CURRENT LIABILITIES	118,328	136,671

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	197,371	183,636
Accumulated deferred investment tax credits	918	1,082
Regulatory liability for income taxes - net	—	2,495
Other regulatory liabilities	27,600	26,361
Asset retirement cost liabilities	2,469	2,347
Accumulated provisions	23,164	15,000
Pension and other postretirement liabilities	21,053	32,497
Long-term debt	225,886	225,944
Gas system rebuild insurance proceeds	25,425	32,760
Other	5,050	3,940
TOTAL NON-CURRENT LIABILITIES	528,936	526,062

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2014 and 2013	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	161,121	136,245
TOTAL	231,159	206,283

TOTAL LIABILITIES AND EQUITY	$898,203	$888,796

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$33,744	$36,294	$125,527	$195,565

Net income	—	—	9,990	9,990
Preferred stock dividends	—	—	(724)	(724)

Balance at September 30, 2013	$33,744	$36,294	$134,793	$204,831

Balance at December 31, 2013	$33,744	$36,294	$136,245	$206,283

Net income	—	—	28,600	28,600
Common stock dividends	—	—	(3,000)	(3,000)
Preferred stock dividends	—	—	(724)	(724)

Balance at September 30, 2014	$33,744	$36,294	$161,121	$231,159

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$64	$67	($3)	(4)
Commercial	52	55	(3)	(5)
Industrial	9	11	(2)	(18)
Governmental	19	19	—	—
Total retail	144	152	(8)	(5)
Sales for resale:
Associated companies	16	6	10	167
Other	5	4	1	25
Total	$165	$162	$3	2

Billed Electric Energy Sales (GWh):
Residential	614	613	1	—
Commercial	589	576	13	2
Industrial	124	139	(15)	(11)
Governmental	219	206	13	6
Total retail	1,546	1,534	12	1
Sales for resale:
Associated companies	304	93	211	227
Non-associated companies	1	2	(1)	(50)
Total	1,851	1,629	222	14

	Nine Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$161	$155	$6	4
Commercial	140	140	—	—
Industrial	26	27	(1)	(4)
Governmental	50	51	(1)	(2)
Total retail	377	373	4	1
Sales for resale:
Associated companies	61	14	47	336
Non associated companies	4	—	4	—
Other	11	10	1	10
Total	$453	$397	$56	14

Billed Electric Energy Sales (GWh):
Residential	1,549	1,438	111	8
Commercial	1,552	1,502	50	3
Industrial	344	358	(14)	(4)
Governmental	575	570	5	1
Total retail	4,020	3,868	152	4
Sales for resale:
Associated companies	1,004	249	755	303
Non-associated companies	12	4	8	200
Total	5,036	4,121	915	22

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2014 Compared to Third Quarter 2013

Net income increased $3.8 million primarily due to lower other operation and maintenance expenses and higher net revenue, partially offset by higher taxes other than income taxes.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income increased $23.6 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by higher taxes other than income taxes and higher depreciation and amortization expenses.

Net Revenue

Third Quarter 2014 Compared to Third Quarter 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2014 to the third quarter 2013:

Amount
(In Millions)
2013 net revenue	$180.8
Purchased power capacity	7.7
Retail electric price	5.8
Transmission revenue	(2.4)
Net wholesale revenue	(3.9)
Reserve equalization	(4.4)
Other	(0.4)
2014 net revenue	$183.2

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

The net wholesale revenue variance is primarily due to a wholesale customer contract termination in December 2013.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The reserve equalization variance is primarily due to an increase in reserve equalization expense as compared to the same period in 2013 primarily due to the changes in the Entergy System generation mix compared to the same period in 2013 as a result of Entergy Arkansas’s exit from the System Agreement in December 2013.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to an increase of $10.6 million in fuel cost recovery revenues primarily due to higher fuel rates and the base rate increase, as discussed above, partially offset by a decrease of $13.8 million in gross wholesale revenues as a result of contract changes for municipals and co-ops customers and a decrease in sales to affiliated customers.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power, partially offset by a decrease in deferred fuel expenses due to a decrease in recovery of fuel costs and higher interim fuel refunds in 2014 compared to 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013:

Amount
(In Millions)
2013 net revenue	$445.9
Purchased power capacity	30.4
Volume/weather	14.8
Retail electric price	12.8
Transmission revenue	(6.5)
Reserve equalization	(15.2)
Net wholesale revenue	(15.7)
Other	6.2
2014 net revenue	$472.7

The purchased power capacity variance is primarily due to a decrease in expenses due to contract changes.

The volume/weather variance is primarily due to an increase of 942 GWh, or 7%, in billed electricity usage, including the effect of favorable weather on residential sales and increased industrial usage primarily in the petroleum industry as a result of expansions.

The retail electric price variance is primarily due to an annual base rate increase of $18.5 million, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case. See Note 2 to the financial statements herein for further discussion of the rate case.

The transmission revenue variance is primarily due to changes as a result of participation in the MISO RTO in 2014.

The reserve equalization variance is primarily due to an increase in reserve equalization expense as compared to the same period in 2013 primarily due to the changes in the Entergy System generation mix compared to the same period in 2013 as a result of Entergy Arkansas’s exit from the System Agreement in December 2013.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The net wholesale revenue variance is primarily due to a wholesale customer contract termination in December 2013.

Gross operating revenues and fuel and purchased power expenses

Gross operating revenues increased primarily due to:

•	an increase of $167.9 million in fuel cost recovery revenues primarily due to higher fuel rates;

•	an increase related to volume/weather, as discussed above; and

•	the base rate increase, as discussed above.

The increase was partially offset by a decrease of $38.2 million in gross wholesale revenues, as discussed above, and a decrease in sales to affiliated customers.

Fuel and purchased power expenses increased primarily due to an increase in the average market prices of natural gas and purchased power, a shift from purchased power to higher-priced gas-fired generation, and an increase in deferred fuel expenses due to lower interim fuel refunds in 2014 compared to 2013, partially offset by a decrease in recovery of fuel costs.

Other Income Statement Variances

Third Quarter 2014 Compared to Third Quarter 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $5.1 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge in 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $2.1 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes and an increase in ad valorem taxes. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $8.2 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge in 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $6.2 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•	a decrease of $6 million in fossil-fueled generation expenses resulting from an overall lower scope of work done compared to prior year.

The decrease was partially offset by an increase of $4.4 million primarily due to administration fees in 2014 related to participation in the MISO RTO.

Taxes other than income taxes increased primarily due to a reduction in the provision recorded for sales and use taxes in 2013, an increase in ad valorem taxes, and an increase in local franchise taxes. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Income Taxes

The effective income tax rate was 37% for the third quarter 2014 and 38% for the nine months ended September 30, 2014. The differences in the effective income tax rates for the third quarter 2014 and for the nine months ended September 30, 2014 versus the federal statutory rate of 35% were primarily due to certain book and tax differences related to utility plant items and state income taxes.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$46,488	$60,236
Cash flow provided by (used in):
Operating activities	225,723	167,278
Investing activities	(123,573)	(130,025)
Financing activities	(108,580)	(75,746)
Net decrease in cash and cash equivalents	(6,430)	(38,493)
Cash and cash equivalents at end of period	$40,058	$21,743

Operating Activities

Net cash flow provided by operating activities increased $58.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•	$86.1 million of fuel cost refunds in the first quarter 2013. See Note 2 to the financial statements in the Form 10-K for discussion of the fuel cost refunds;

•
System Agreement bandwidth remedy payments of $48.6 million received in the second quarter 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. Entergy Texas received approval to apply a portion of the payments to the under-collected fuel balance. The remaining balance to be refunded to customers is $24.6

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

million of which $15.3 million has been credited to Entergy Texas customers as of September 30, 2014. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings; and

•	timing of collections from customers.

The increase was substantially offset by income tax payments of $2.8 million for the nine months ended September 30, 2014 compared to income tax refunds of $94.2 million for the nine months ended September 30, 2013. Entergy Texas had income tax refunds in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The refunds resulted from the utilization of Entergy Texas’s taxable losses against taxable income of other members of the Entergy consolidated group.

Investing Activities

Net cash flow used in investing activities decreased $6.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to money pool activity and lower fossil-fueled generation construction expenditures due to a greater scope of projects in 2013, partially offset by an increase in transmission construction expenditures due to a greater scope of projects in 2014.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $0.4 million for the nine months ended September 30, 2014 compared to increasing by $5.9 million for the nine months ended September 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $32.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the retirement of $150 million of 7.875% Series first mortgage bonds in June 2014 and an increase of $15 million in common stock dividends paid, partially offset by the issuance of $135 million of 5.625% Series first mortgage bonds in May 2014. See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio is primarily due to a decrease in long-term debt and an increase in retained earnings.

	September 30, 2014	December 31, 2013
Debt to capital	61.9%	63.7%
Effect of excluding the securitization bonds	(12.0%)	(12.6%)
Debt to capital, excluding securitization bonds (a)	49.9%	51.1%
Effect of subtracting cash	(1.2%)	(1.3%)
Net debt to net capital, excluding securitization bonds (a)	48.7%	49.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Texas’s financial condition because net debt indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Following are updates to the information provided in the Form 10-K. Entergy Texas is developing its capital investment plan for 2015 through 2017 and currently anticipates making $1.2 billion in capital investments during that period. The estimate includes amounts associated with specific investments such as environmental compliance spending, transmission upgrades, resource planning, generation projects, system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Texas’s receivables from the money pool were as follows:

September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
(In Thousands)
$6,727	$6,287	$25,105	$19,175

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2019.  The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2014, there were no cash borrowings and $31.4 million of letters of credit outstanding under the credit facility.  See Note 4 to the financial statements herein for additional discussion of the credit facility.

In May 2014, Entergy Texas issued $135 million of 5.625% Series first mortgage bonds due June 2064. Entergy Texas used the proceeds to pay, prior to maturity, a portion of its $150 million of 7.875% Series first mortgage bonds due June 2039.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

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

In September 2014, Entergy Texas filed for a distribution cost recovery factor rider based on a law that was passed in 2011 allowing for the recovery of increases in capital costs associated with distribution plant. Entergy Texas is requesting collection of approximately $7 million annually from retail customers. The PUCT has not yet acted on this filing.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$528,508	$526,978	$1,451,696	$1,288,251

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	92,748	101,094	232,974	135,038
Purchased power	228,755	220,490	686,794	647,437
Other operation and maintenance	56,367	60,913	166,556	184,580
Taxes other than income taxes	18,873	16,805	52,631	46,506
Depreciation and amortization	25,041	23,659	74,398	70,731
Other regulatory charges - net	23,813	24,587	59,218	59,897
TOTAL	445,597	447,548	1,272,571	1,144,189

OPERATING INCOME	82,911	79,430	179,125	144,062

OTHER INCOME
Allowance for equity funds used during construction	726	890	2,182	3,559
Interest and investment income	307	228	782	914
Miscellaneous - net	(277)	(625)	(1,617)	(1,968)
TOTAL	756	493	1,347	2,505

INTEREST EXPENSE
Interest expense	21,352	23,069	66,961	69,401
Allowance for borrowed funds used during construction	(505)	(647)	(1,520)	(2,533)
TOTAL	20,847	22,422	65,441	66,868

INCOME BEFORE INCOME TAXES	62,820	57,501	115,031	79,699

Income taxes	23,261	21,700	43,722	32,023

NET INCOME	$39,559	$35,801	$71,309	$47,676

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$71,309	$47,676
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	74,398	70,731
Deferred income taxes, investment tax credits, and non-current taxes accrued	(46,976)	78,717
Changes in assets and liabilities:
Receivables	(14,671)	(63,375)
Fuel inventory	2,115	(968)
Accounts payable	(4,292)	13,450
Prepaid taxes and taxes accrued	84,155	39,644
Interest accrued	(9,744)	(9,190)
Deferred fuel costs	(10,807)	(92,604)
Other working capital accounts	(2,589)	4,689
Provisions for estimated losses	(255)	2,358
Other regulatory assets	70,811	78,433
Pension and other postretirement liabilities	(18,803)	(8,983)
Other assets and liabilities	31,072	6,700
Net cash flow provided by operating activities	225,723	167,278

INVESTING ACTIVITIES
Construction expenditures	(130,710)	(133,489)
Allowance for equity funds used during construction	2,193	3,559
Change in money pool receivable - net	(440)	(5,930)
Changes in securitization account	5,384	5,877
Other	—	(42)
Net cash flow used in investing activities	(123,573)	(130,025)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	131,170	—
Retirement of long-term debt	(202,055)	(50,579)
Dividends paid:
Common stock	(40,000)	(25,000)
Other	2,305	(167)
Net cash flow used in financing activities	(108,580)	(75,746)

Net decrease in cash and cash equivalents	(6,430)	(38,493)
Cash and cash equivalents at beginning of period	46,488	60,236
Cash and cash equivalents at end of period	$40,058	$21,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$73,816	$75,500
Income taxes	$2,780	($94,233)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,028	$2,432
Temporary cash investments	38,030	44,056
Total cash and cash equivalents	40,058	46,488
Securitization recovery trust account	32,128	37,511
Accounts receivable:
Customer	85,038	76,957
Allowance for doubtful accounts	(813)	(443)
Associated companies	76,560	76,494
Other	15,188	10,897
Accrued unbilled revenues	46,110	43,067
Total accounts receivable	222,083	206,972
Deferred fuel costs	6,714	—
Accumulated deferred income taxes	17,600	—
Fuel inventory - at average cost	53,220	55,335
Materials and supplies - at average cost	34,466	34,068
System agreement cost equalization	—	16,040
Prepaid taxes	—	55,635
Prepayments and other	47,467	34,458
TOTAL	453,736	486,507

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	661	687
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	18,942	18,161
TOTAL	19,979	19,224

UTILITY PLANT
Electric	3,724,088	3,616,061
Construction work in progress	95,913	94,743
TOTAL UTILITY PLANT	3,820,001	3,710,804
Less - accumulated depreciation and amortization	1,443,022	1,387,303
UTILITY PLANT - NET	2,376,979	2,323,501

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	126,893	129,069
Other regulatory assets (includes securitization property of $535,167 as of September 30, 2014 and $585,152 as of December 31, 2013)	850,599	919,234
Long-term receivables - associated companies	26,558	27,900
Other	15,707	16,425
TOTAL	1,019,757	1,092,628

TOTAL ASSETS	$3,870,451	$3,921,860

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,000	$—
Accounts payable:
Associated companies	102,796	112,309
Other	74,882	73,682
Customer deposits	42,900	38,721
Taxes accrued	28,520	—
Accumulated deferred income taxes	—	33,847
Interest accrued	21,502	31,246
Deferred fuel costs	—	4,093
Pension and other postretirement liabilities	722	786
System agreement cost equalization	—	12,000
Other	26,089	23,490
TOTAL	497,411	330,174

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,026,601	1,022,955
Accumulated deferred investment tax credits	15,084	16,147
Other regulatory liabilities	12,837	5,194
Asset retirement cost liabilities	4,543	4,349
Accumulated provisions	8,824	9,079
Pension and other postretirement liabilities	32,514	51,253
Long-term debt (includes securitization bonds of $577,049 as of September 30, 2014 and $629,087 as of December 31, 2013)	1,290,216	1,556,939
Other	64,085	38,743
TOTAL	2,454,704	2,704,659

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2014 and 2013	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	386,890	355,581
TOTAL	918,336	887,027

TOTAL LIABILITIES AND EQUITY	$3,870,451	$3,921,860

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$49,452	$481,994	$322,700	$854,146

Net income	—	—	47,676	47,676
Common stock dividends	—	—	(25,000)	(25,000)

Balance at September 30, 2013	$49,452	$481,994	$345,376	$876,822

Balance at December 31, 2013	$49,452	$481,994	$355,581	$887,027

Net income	—	—	71,309	71,309
Common stock dividends	—	—	(40,000)	(40,000)

Balance at September 30, 2014	$49,452	$481,994	$386,890	$918,336

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$210	$213	($3)	(1)
Commercial	109	102	7	7
Industrial	106	98	8	8
Governmental	7	7	—	—
Total retail	432	420	12	3
Sales for resale:
Associated companies	82	90	(8)	(9)
Non-associated companies	5	10	(5)	(50)
Other	10	7	3	43
Total	$529	$527	$2	—

Billed Electric Energy Sales (GWh):
Residential	1,845	1,917	(72)	(4)
Commercial	1,292	1,291	1	—
Industrial	1,823	1,768	55	3
Governmental	73	77	(4)	(5)
Total retail	5,033	5,053	(20)	—
Sales for resale:
Associated companies	1,353	1,713	(360)	(21)
Non-associated companies	14	142	(128)	(90)
Total	6,400	6,908	(508)	(7)

	Nine Months Ended		Increase/
Description	2014	2013	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$516	$450	$66	15
Commercial	294	240	54	23
Industrial	322	233	89	38
Governmental	20	17	3	18
Total retail	1,152	940	212	23
Sales for resale:
Associated companies	252	283	(31)	(11)
Non-associated companies	20	28	(8)	(29)
Other	28	37	(9)	(24)
Total	$1,452	$1,288	$164	13

Billed Electric Energy Sales (GWh):
Residential	4,547	4,383	164	4
Commercial	3,387	3,306	81	2
Industrial	5,405	4,704	701	15
Governmental	209	213	(4)	(2)
Total retail	13,548	12,606	942	7
Sales for resale:
Associated companies	3,806	4,778	(972)	(20)
Non-associated companies	168	464	(296)	(64)
Total	17,522	17,848	(326)	(2)

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

Third Quarter 2014 Compared to Third Quarter 2013

Net income decreased $8.4 million primarily due to a higher effective income tax rate and lower operating revenues resulting from lower rate base as compared with the same period in the prior year, partially offset by higher other regulatory credits. System Energy records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The increase in regulatory credits for the third quarter 2014 compared to the same period in prior year is primarily caused by regulatory credits recorded in the third quarter 2014 to realign the asset retirement obligation regulatory asset with regulatory treatment.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net income decreased $13.6 million primarily due to a higher effective income tax rate and lower operating revenues resulting from lower rate base as compared with the same period in the prior year, partially offset by higher other regulatory credits. System Energy records a regulatory credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The increase in regulatory credits for the third quarter 2014 compared to the same period in prior year is primarily caused by increases in depreciation and accretion expenses and regulatory credits recorded in the third quarter 2014 to realign the asset retirement obligation regulatory asset with regulatory treatment.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$127,142	$83,622

Cash flow provided by (used in):
Operating activities	296,114	136,814
Investing activities	(204,522)	(59,890)
Financing activities	(83,903)	(156,734)
Net increase (decrease) in cash and cash equivalents	7,689	(79,810)

Cash and cash equivalents at end of period	$134,831	$3,812

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $159.3 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to a decrease of $211.5 million in income tax payments in 2014. The decrease was partially offset by spending on the Grand Gulf refueling outage in 2014 and an increase of $11.8 million in pension contributions in 2014. System Energy had income tax payments in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments resulted primarily from the reversal of temporary differences for which System Energy had previously claimed a tax deduction. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits.

Investing Activities

Net cash flow used in investing activities increased $144.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle and money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $14.5 million for the nine months ended September 30, 2014 compared to decreasing by $22.9 million for the nine months ended September 30, 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used by financing activities decreased $72.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•	the redemption of $70 million of 6.29% Series F notes by the nuclear fuel company variable interest entity in September 2013; and

•
borrowings of $40.8 million on the nuclear fuel company variable interest entity’s credit facility in 2014 compared to borrowings of $6.5 million on the nuclear fuel company variable interest entity’s credit facility in 2013.

This decrease was offset by an increase of $28 million in common stock dividends paid in 2014.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for details on long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2014	December 31, 2013
Debt to capital	46.2%	46.4%
Effect of subtracting cash	(4.9%)	(4.6%)
Net debt to net capital	41.3%	41.8%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

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

Uses and Sources of Capital

See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources" in the Form 10-K for a discussion of System Energy’s uses and sources of capital. Following are updates to the information provided in the Form 10-K. System Energy is developing its capital investment plan for 2015 through 2017 and currently anticipates making $170 million in capital investments during that period. The estimate includes amounts associated with specific investments, such as plant improvements.

System Energy’s receivables from the money pool were as follows:

September 30, 2014	December 31, 2013	September 30, 2013	December 31, 2012
(In Thousands)
$23,768	$9,223	$4,008	$26,915

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016.  As of September 30, 2014, $40.9 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity.  See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$172,151	$192,679	$493,648	$533,434

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	23,286	26,974	60,545	77,077
Nuclear refueling outage expenses	5,808	7,418	17,501	22,133
Other operation and maintenance	44,573	43,577	113,373	123,955
Decommissioning	10,546	8,946	31,106	26,364
Taxes other than income taxes	6,283	6,291	19,157	19,264
Depreciation and amortization	33,941	51,981	107,252	119,427
Other regulatory credits - net	(10,770)	(4,537)	(22,346)	(10,499)
TOTAL	113,667	140,650	326,588	377,721

OPERATING INCOME	58,484	52,029	167,060	155,713

OTHER INCOME
Allowance for equity funds used during construction	1,295	2,267	3,499	5,470
Interest and investment income	2,921	1,259	8,724	6,450
Miscellaneous - net	(88)	(134)	(289)	(493)
TOTAL	4,128	3,392	11,934	11,427

INTEREST EXPENSE
Interest expense	15,501	9,756	43,102	28,411
Allowance for borrowed funds used during construction	(338)	(223)	(920)	(604)
TOTAL	15,163	9,533	42,182	27,807

INCOME BEFORE INCOME TAXES	47,449	45,888	136,812	139,333

Income taxes	20,719	10,783	59,532	48,488

NET INCOME	$26,730	$35,105	$77,280	$90,845

See Notes to Financial Statements.

(page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$77,280	$90,845
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	187,357	206,699
Deferred income taxes, investment tax credits, and non-current taxes accrued	56,268	57,096
Changes in assets and liabilities:
Receivables	23,355	4,180
Accounts payable	(9,193)	(2,039)
Prepaid taxes and taxes accrued	(6,724)	(219,221)
Interest accrued	20,266	(127)
Other working capital accounts	(20,848)	17,025
Other regulatory assets	2,802	13,724
Pension and other postretirement liabilities	(14,384)	(4,891)
Other assets and liabilities	(20,065)	(26,477)
Net cash flow provided by operating activities	296,114	136,814

INVESTING ACTIVITIES
Construction expenditures	(50,379)	(37,731)
Allowance for equity funds used during construction	3,499	5,470
Nuclear fuel purchases	(163,492)	(53,666)
Proceeds from the sale of nuclear fuel	43,992	26,522
Proceeds from nuclear decommissioning trust fund sales	333,046	144,631
Investment in nuclear decommissioning trust funds	(356,643)	(168,023)
Changes in money pool receivable - net	(14,545)	22,907
Net cash flow used in investing activities	(204,522)	(59,890)

FINANCING ACTIVITIES
Retirement of long-term debt	(46,743)	(111,479)
Changes in credit borrowings - net	40,846	6,531
Dividends paid:
Common stock	(77,977)	(50,000)
Other	(29)	(1,786)
Net cash flow used in financing activities	(83,903)	(156,734)

Net increase (decrease) in cash and cash equivalents	7,689	(79,810)
Cash and cash equivalents at beginning of period	127,142	83,622
Cash and cash equivalents at end of period	$134,831	$3,812

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$16,364	$20,708
Income taxes	$5,564	$217,089

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$570	$62,561
Temporary cash investments	134,261	64,581
Total cash and cash equivalents	134,831	127,142
Accounts receivable:
Associated companies	96,728	104,419
Other	5,281	6,400
Total accounts receivable	102,009	110,819
Materials and supplies - at average cost	81,284	85,118
Deferred nuclear refueling outage costs	32,759	7,853
Prepayments and other	4,009	1,727
TOTAL	354,892	332,659

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	650,700	603,896
TOTAL	650,700	603,896

UTILITY PLANT
Electric	4,142,718	4,124,647
Property under capital lease	570,872	570,872
Construction work in progress	39,679	29,061
Nuclear fuel	261,710	188,824
TOTAL UTILITY PLANT	5,014,979	4,913,404
Less - accumulated depreciation and amortization	2,785,310	2,699,263
UTILITY PLANT - NET	2,229,669	2,214,141

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	108,335	115,492
Other regulatory assets	266,095	261,740
Other	14,390	15,996
TOTAL	388,820	393,228

TOTAL ASSETS	$3,624,081	$3,543,924

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2014 and December 31, 2013
(Unaudited)
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$76,310	$48,653
Short-term borrowings	40,846	—
Accounts payable:
Associated companies	4,801	12,778
Other	33,152	31,862
Taxes accrued	4,397	11,121
Accumulated deferred income taxes	12,676	2,310
Interest accrued	32,091	11,825
Other	2,316	2,312
TOTAL	206,589	120,861

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	789,524	737,973
Accumulated deferred investment tax credits	53,120	54,786
Other regulatory liabilities	352,681	349,846
Decommissioning	647,263	616,157
Pension and other postretirement liabilities	65,027	79,411
Long-term debt	634,467	708,783
TOTAL	2,542,082	2,546,956

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2014 and 2013	789,350	789,350
Retained earnings	86,060	86,757
TOTAL	875,410	876,107

TOTAL LIABILITIES AND EQUITY	$3,624,081	$3,543,924

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$789,350	$43,379	$832,729

Net income	—	90,845	90,845
Common stock dividends	—	(50,000)	(50,000)

Balance at September 30, 2013	$789,350	$84,224	$873,574

Balance at December 31, 2013	$789,350	$86,757	$876,107

Net income	—	77,280	77,280
Common stock dividends	—	(77,977)	(77,977)

Balance at September 30, 2014	$789,350	$86,060	$875,410

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in "PART I, Item 1A, Risk Factors" in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

7/01/2014-7/31/2014	—	$—	—	$350,052,918
8/01/2014-8/31/2014	—	$—	—	$350,052,918
9/01/2014-9/30/2014	—	$—	—	$350,052,918
Total	—	$—	—

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

New Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, President Obama directed the EPA to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In September 2013 the EPA issued the proposed New Source Performance Standards rule for new sources. The rule was published in the Federal Register in January 2014. Entergy is actively engaged in the rulemaking process. In June 2014 the EPA issued proposed standards for existing power plants.  Comments on this rule are due to the EPA by December 1, 2014.  Entergy is reviewing this rule and will be actively engaged in the rulemaking process.  Cost and methods of compliance remain unknown at this time.

Clean Water Act

NPDES Permits and Section 401 Water Quality Certifications

Indian Point

See the Form 10-K for discussion of Entergy’s application for renewal of Indian Point 2 and Indian Point 3 discharge permit and Entergy’s application for a water quality certification. Hearings were held in July 2013 before New York State Department of Environmental Conservation (NYSDEC) ALJs on environmental issues related to Indian Point’s wedgewire screen proposal for “best technology available." In 2014, hearings were held on NYSDEC’s proposed best technology available, closed cycle cooling. The NYSDEC also has proposed annual fish protection outages of 42, 62, or 92 days at both units or at one unit with closed cycle cooling at the other. Hearings on this alternative technology are expected to occur in early 2015, to be followed by post-hearing briefing. The ALJs have issued no partial decisions on the several issues that have been litigated during the past two years and have not announced a schedule for doing so. After the full hearing on the merits, the ALJs will issue a recommended decision to the NYSDEC Commissioner who will then issue the final agency decision.  A party to the proceeding can appeal the decision of the NYSDEC Commissioner to state court.

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

316(b) Cooling Water Intake Structures

See the Form 10-K for discussion of this rule. In May 2014 the EPA issued the final 316(b) rule, followed by publication in the Federal Register in August 2014, with the final rule effective in October 2014. Entergy is developing a compliance plan for each affected facility in accordance with the requirements of the final rule.

Entergy filed as a co-petitioner with the Utility Water Act Group (UWAG) a petition for review of the final rule. The case will be heard in the U.S. Court of Appeals for the 4th Circuit in Richmond, Virginia. Entergy expects briefing on the case to occur in early 2015, with a decision by late 2015 or early 2016.

Federal Jurisdiction of Waters of the United States

In September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA’s release of a draft scientific report on the "connectivity" of waters that the agency says will inform the rulemaking. The proposed rule was published in the Federal Register on April 21, 2014. The initial 90-day public comment period has been extended until November 14, 2014. Preliminary review indicates that this proposal could significantly increase the number and types of waters included in the EPA’s and the U.S. Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. Entergy is actively engaged in the rulemaking process.

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

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2009	2010	2011	2012	2013	2014
Entergy Arkansas	2.39	3.91	4.31	3.79	3.62	3.31
Entergy Gulf States Louisiana	2.99	3.58	4.36	3.48	3.63	4.07
Entergy Louisiana	3.52	3.41	1.86	2.08	3.13	3.37
Entergy Mississippi	3.31	3.35	3.55	2.79	3.19	2.78
Entergy New Orleans	3.61	4.43	5.37	3.02	1.93	4.11
Entergy Texas	1.92	2.10	2.34	1.76	1.94	2.35
System Energy	3.73	3.64	3.85	5.12	5.66	4.35

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					September 30,
	2009	2010	2011	2012	2013	2014
Entergy Arkansas	2.09	3.60	3.83	3.36	3.25	2.96
Entergy Gulf States Louisiana	2.95	3.54	4.30	3.43	3.57	4.01
Entergy Louisiana	3.27	3.19	1.70	1.93	2.92	3.15
Entergy Mississippi	3.06	3.16	3.27	2.59	2.97	2.58
Entergy New Orleans	3.33	4.08	4.74	2.67	1.74	3.69

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

10(a) -	Fifth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014.

10(b) -	Third Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013.

10(c) -	Fourth Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014.

10(d) -	Fifth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014.

12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(d) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.
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

Date:    November 6, 2014