Form 10-K
period 2014-12-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY NEW ORLEANS INC; ENTERGY ARKANSAS INC
filed 2015-02-26
CIK 65984, 202584, 1427437, 66901, 1348952, 44570, 71508, 7323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-05807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

0-20371	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 74-0662730	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 9425 Pinecroft The Woodlands, TX 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 75-3206126	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value – 179,697,449 shares outstanding at January 30, 2015	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 5.75% Series due November 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.90% Series due December 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.75% Series due June 2063	New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 6.0% Series due March 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 5.875% Series due June 2041	New York Stock Exchange, Inc.
	Mortgage Bonds, 5.25% Series due July 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.70% Series due June 2063	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 6.0% Series due November 2032	New York Stock Exchange, Inc.
	Mortgage Bonds, 6.20% Series due April 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 6.0% Series due May 2051	New York Stock Exchange, Inc.

Entergy New Orleans, Inc.	Mortgage Bonds, 5.0% Series due December 2052	New York Stock Exchange, Inc.

Entergy Texas, Inc.	Mortgage Bonds, 5.625% Series due June 2064	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States Louisiana, L.L.C.	Common Membership Interests

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Texas, Inc.	Common Stock, no par value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

	Yes	No

Entergy Corporation	✓
Entergy Arkansas, Inc.		✓
Entergy Gulf States Louisiana, L.L.C.		✓
Entergy Louisiana, LLC	✓
Entergy Mississippi, Inc.		✓
Entergy New Orleans, Inc.		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	No

Entergy Corporation		✓
Entergy Arkansas, Inc.		✓
Entergy Gulf States Louisiana, L.L.C.		✓
Entergy Louisiana, LLC		✓
Entergy Mississippi, Inc.		✓
Entergy New Orleans, Inc.		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2014, was $14.7 billion based on the reported last sale price of $82.09 per share for such stock on the New York Stock Exchange on June 30, 2014.  Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.  Entergy Corporation is the sole holder of the common stock of Entergy Louisiana Holdings, Inc., which is the sole holder of the common membership interests in Entergy Louisiana, LLC.  Entergy Corporation is the sole holder of the common stock of EGS Holdings, Inc., which is the sole holder of the common membership interests in Entergy Gulf States Louisiana, L.L.C.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 8, 2015, are incorporated by reference into Part III hereof.

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

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ move to MISO, which occurred in December 2013, including the effect of current or projected MISO market rules and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC;

•
changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned or potential shutdown of nuclear generating facilities owned or operated by Entergy Wholesale Commodities, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

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

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;

•	volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, and the effect of those changes on Entergy and its customers;

FORWARD-LOOKING INFORMATION (Concluded)

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

•
changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, and other regulated air and water emissions, and changes in costs of compliance with environmental and other laws and regulations;

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

•	Entergy’s ability to attract and retain talented management and directors;

•	changes in accounting standards and corporate governance;

•	declines in the market prices of marketable securities and resulting funding requirements for Entergy’s defined benefit pension and other postretirement benefit plans;

•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;

•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites;

•	the implementation of the shutdown of Vermont Yankee and the related decommissioning of Vermont Yankee;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

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

Entergy Wholesale Commodities (EWC)
Entergy’s non-utility business segment primarily comprised of the ownership, operation, and decommissioning of nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by its operating power plants to wholesale customers

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

Utility	Entergy’s business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in December 2014
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

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

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  In August 2013, Entergy announced plans to close and decommission Vermont Yankee. On December 29, 2014 the Vermont Yankee plant ceased power production and has entered its decommissioning phase. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Following are the percentages of Entergy’s consolidated revenues and net income generated by its operating segments and the percentage of total assets held by them.

	% of Revenue			% of Net Income			% of Total Assets
Segment	2014	2013	2012	2014	2013	2012	2014	2013	2012
Utility	78	80	78	88	116	110	82	82	82
Entergy Wholesale Commodities	22	20	22	31	6	5	22	22	22
Parent & Other	—	—	—	(19)	(22)	(15)	(4)	(4)	(4)

See Note 13 to the financial statements for further financial information regarding Entergy’s business segments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

2014 Compared to 2013

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2014 to 2013 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other	Entergy
	(In Thousands)
2013 Consolidated Net Income (Loss)	$846,215	$42,976	($158,619)	$730,572

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	210,893	422,147	(17,519)	615,521
Other operation and maintenance	12,369	(25,043)	(8,724)	(21,398)
Asset write-off, impairments, and related charges	62,814	(221,809)	(2,790)	(161,785)
Taxes other than income taxes	2,760	1,709	(213)	4,256
Depreciation and amortization	(2,019)	60,053	(440)	57,594
Gain on sale of business	—	(43,569)	—	(43,569)
Other income	1,795	(23,642)	(13,272)	(35,119)
Interest expense	22,556	323	591	23,470
Other expenses	7,696	33,699	—	41,395
Income taxes	106,231	254,459	2,926	363,616
2014 Consolidated Net Income (Loss)	$846,496	$294,521	($180,760)	$960,257

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

Results of operations for 2014 include $154 million ($100 million after-tax) of charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014 along with reassessment of the assumptions regarding the timing of decommissioning cash flows and severance and employee retention costs. See Note 1 to the financial statements for further discussion of the charges. Results of operations for 2014 also include the $56.2 million ($36.7 million after-tax) write-off in 2014 of Entergy Mississippi’s regulatory asset associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff, subsequently approved by the MPSC, in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements for further discussion of the new nuclear generation development costs and the joint stipulation.

As discussed in more detail in Note 1 to the financial statements, results of operations for 2013 include $322 million ($202 million after-tax) of impairment and other related charges to write down the carrying value of Vermont Yankee and related assets to their fair values. Also, earnings were negatively affected in 2013 by expenses, including other operation and maintenance expenses and taxes other than income taxes, of approximately $110 million ($70 million after-tax), including approximately $85 million ($55 million after-tax) for Utility and $25 million ($15 million after-tax) for Entergy Wholesale Commodities, recorded in connection with a strategic imperative intended to optimize the organization through a process known as human capital management. In December 2013, Entergy deferred for future collection approximately $45 million ($30 million after-tax) of these costs in the Arkansas and Louisiana

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

jurisdictions at the Utility, as approved by the APSC and the LPSC, respectively. See “Human Capital Management Strategic Imperative” below for further discussion.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2014 to 2013.

Amount
(In Millions)

2013 net revenue	$5,524
Retail electric price	135
Asset retirement obligation	56
Volume/weather	36
MISO deferral	16
Net wholesale revenue	(29)
Other	(3)
2014 net revenue	$5,735

The retail electric price variance is primarily due to:

•
increases in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2013 and July 2014. Energy efficiency revenues are offset by costs included in other operation and maintenance expenses and have minimal effect on net income;

•
the effect of the APSC’s order in Entergy Arkansas’s 2013 rate case, including an annual base rate increase effective January 2014 offset by a MISO rider to provide customers credits in rates for transmission revenue received through MISO;

•	a formula rate plan increase at Entergy Mississippi, as approved by the MSPC, effective September 2013;

•
an increase in Entergy Mississippi’s storm damage rider, as approved by the MPSC, effective October 2013. The increase in the storm damage rider is offset by other operation and maintenance expenses and has no effect on net income;

•	an annual base rate increase at Entergy Texas, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case; and

•	a formula rate plan increase at Entergy Louisiana, as approved by the LPSC, effective December 2014.

See Note 2 to the financial statements for a discussion of rate proceedings.

The asset retirement obligation affects net revenue because Entergy records a regulatory debit or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance is primarily caused by increases in regulatory credits because of decreases in decommissioning trust earnings and increases in depreciation and accretion expenses and increases in regulatory credits to realign the asset retirement obligation regulatory assets with regulatory treatment.

The volume/weather variance is primarily due to an increase of 3,129 GWh, or 3%, in billed electricity usage primarily due to an increase in sales to industrial customers and the effect of more favorable weather on residential sales. The increase in industrial sales was primarily due to expansions, recovery of a major refining customer from an unplanned outage in 2013, and continued moderate growth in the manufacturing sector.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The MISO deferral variance is primarily due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by the LPSC and the MPSC, partially offset by the deferral in April 2013, as approved by the APSC, of costs incurred from March 2010 through December 2012 related to the transition and implementation of joining the MISO RTO. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements for further discussion of the recovery of non-fuel MISO-related charges.

The net wholesale variance is primarily due to a wholesale customer contract termination in December 2013 and lower margins on co-owner contracts due to contract changes.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing 2014 to 2013.

Amount
(In Millions)

2013 net revenue	$1,802
Nuclear realized price changes	264
Mark-to-market	129
Nuclear volume	37
Other	(8)
2014 net revenue	$2,224

As shown in the table above, net revenue for Entergy Wholesale Commodities increased by approximately $422 million in 2014 primarily due to:

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

•
the effect of lower forward power prices on electricity derivative instruments that are not designated as hedges, including additional financial power sales conducted in the fourth quarter 2014 to lock in margins on some in-the-money purchased call options. These additional sales did not qualify for hedge accounting treatment, and decreases in forward prices after those sales were made accounted for the majority of the positive mark-to-market variance.  In fourth quarter 2013, Entergy Wholesale Commodities also entered into similar transactions, but the price movements after the forward sales were in the opposite direction and resulted in negative mark-to-market activity in 2013. When these positions settled in the first quarter 2014, the turnaround of the negative 2013 mark also contributed to the positive 2014 mark-to-market variance. See Note 16 to the financial statements for discussion of derivative instruments; and

•
higher volume in its nuclear fleet resulting from approximately 90 fewer unplanned outage days in 2014 compared to 2013, partially offset by a larger exercise of resupply options in 2013 compared to 2014 provided for in purchase power agreements where Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running. Amounts related to the exercise of resupply options are included in the GWh billed in the table below.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for 2014 and 2013.

	2014	2013
Owned capacity (MW)	6,068	6,068
GWh billed	44,424	45,127
Average realized price per MWh	$60.84	$50.86

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	91%	89%
GWh billed	40,253	40,167
Average realized revenue per MWh	$60.35	$50.15
Refueling Outage Days:
FitzPatrick	44	—
Indian Point 2	24	—
Indian Point 3	—	28
Palisades	56	—
Pilgrim	—	45
Vermont Yankee	—	27

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

The effects of sustained low natural gas prices and power market structure challenges have resulted in lower market prices for electricity in the New York and New England power regions, which is where four of the five operating Entergy Wholesale Commodities nuclear power plants are located. A sixth plant, Vermont Yankee, ceased operations in December 2014. The Entergy Wholesale Commodities nuclear business experienced an annual realized price per MWh of $60.35 in 2014, $50.15 in 2013, and $50.29 in 2012. The increase in realized price in 2014 is primarily attributable to a significant increase in first quarter 2014 prices due to cold winter weather and northeastern U.S. gas pipeline infrastructure limitations. Prior to 2009 the annual realized price per MWh for Entergy Wholesale Commodities generally increased each year, reaching a peak of $61.07 in 2009. As shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments,” Entergy Wholesale Commodities has sold forward 86% of its planned nuclear energy output for 2015 for an expected average contracted energy price of $48 per MWh based on market prices at December 31, 2014. In addition, Entergy Wholesale Commodities has sold forward 74% of its planned nuclear energy output for 2016 for an expected average contracted energy price of $49 per MWh based on market prices at December 31, 2014. The market price trend presents a challenging economic situation for the Entergy Wholesale Commodities plants. The challenge is greater for some of these plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. If, in the future, economic conditions or regulatory activity no longer support the continued operation or recovery of the costs of a plant it could adversely affect Entergy’s results of operations through loss of revenue, impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs.

On August 27, 2013, Entergy announced its plan to close and decommission Vermont Yankee. This decision was approved by the Board in August 2013. The decision to shut down the plant was primarily due to sustained low natural gas and wholesale energy prices, the high cost structure of the plant, and lack of a market structure that adequately compensates merchant nuclear plants for their environmental and fuel diversity benefits in the region in which the plant operated. On December 29, 2014 the Vermont Yankee plant ceased power production. See Note 1 to the financial statements for discussion of impairment of long-lived assets.

Impairment of long-lived assets and nuclear decommissioning costs, and the factors that influence these items, are both discussed below in “Critical Accounting Estimates.” See also the discussion below in “Entergy Wholesale

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Commodities Authorizations to Operate Its Nuclear Power Plants” regarding Entergy Wholesale Commodities nuclear plant operating license and related activity.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $2,264 million for 2013 to $2,276 million for 2014 primarily due to:

•	an increase of $53 million in nuclear generation expenses primarily due to higher material costs, higher contract labor costs, and higher NRC fees;

•
an increase of $38 million in administration fees related to participation in the MISO RTO beginning December 2013. The net income effect is partially offset due to deferrals of these fees in certain jurisdictions. See Note 2 to the financial statements for further information on the deferrals;

•	an increase of $29 million in energy efficiency costs. These costs are recovered through energy efficiency riders and have a minimal effect on net income;

•
an increase of $24 million in storm damage accruals primarily at Entergy Arkansas effective January 2014, as approved by the APSC, and at Entergy Mississippi effective October 2013, as approved by the MPSC;

•	an increase of $20 million in regulatory, consulting, and legal fees;

•	an increase of $19 million in contract labor primarily due to higher infrastructure and application services and call center outsourcing;

•	an increase of $11 million primarily due to higher vegetation maintenance;

•	an increase of $7 million due to higher write-offs of uncollectible customer accounts in 2014 as compared to 2013;

•	an increase of $7 million due to the amortization in 2014 of costs deferred in 2013 related to the transition and implementation of joining the MISO RTO; and

•	several individually insignificant items.

The increase was partially offset by:

•
a decrease of $146 million in compensation and benefits costs primarily due to fewer employees, an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•	a decrease of $36 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business;

•
a decrease of $9 million resulting from costs incurred in 2013 related to the generator stator incident at ANO, including an offset for insurance proceeds. See “ANO Damage, Outage, and NRC Reviews” below for further discussion of the incident;

•
a net decrease of $8 million related to the human capital management strategic imperative in 2014 as compared to the same period in 2013 including a decrease of $60 million in implementation costs, severance costs, and curtailment and special termination benefits, the deferral in 2013 of $44 million of costs incurred, as approved by the APSC and LPSC, and partial amortization in 2014 of $8 million of costs that were deferred in 2013. See “Human Capital Management Strategic Imperative” below for further discussion; and

•
a net decrease of $4 million related to Baxter Wilson (Unit 1) repairs. The increase in repair costs incurred in 2014 compared to the prior year were offset by expected insurance proceeds and the deferral of repair costs, as approved by the MPSC. See “Baxter Wilson Plant Event” in Note 8 to the financial statements for further discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The asset write-off, impairment, and related charges variance is due to the $56.2 million ($36.7 million after-tax) write-off in 2014 of Entergy Mississippi’s regulatory asset associated with new nuclear generation development costs and a $16 million ($10.5 million after-tax) write-off recorded in 2014 because of the uncertainty associated with the resolution of the Waterford 3 replacement steam generator project prudence review. See Note 2 to the financial statements for further discussion of new nuclear generation development costs and the prudence review.

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

Other expenses increased primarily due to increases in decommissioning expenses resulting from revisions to the estimated decommissioning cost liabilities as a result of revised decommissioning cost studies in the fourth quarter 2013 and the first quarter 2014, partially offset by a decrease in nuclear refueling outage costs that are being amortized over the estimated period to the next outage. See Note 9 to the financial statements for further discussion of the decommissioning cost revisions.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $1,048 million for 2013 to $1,023 million for 2014 primarily due to:

•
a decrease of $63 million in compensation and benefits costs primarily due to fewer employees, an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•	a decrease of $15 million due to the absence of expenses from Entergy Solutions District Energy, which was sold in November 2013; and

•
a decrease of $13 million in implementation costs, severance costs, and curtailment and special termination benefits related to the human capital management strategic imperative in 2014 as compared to the same period in 2013. See “Human Capital Management Strategic Imperative” below for further discussion.

The decrease was partially offset by:

•
an increase of $22 million incurred in 2014 as compared to 2013 related to the shutdown of Vermont Yankee including severance and retention costs. See “Impairment of Long-Lived Assets” in Note 1 to the financial statements for discussion regarding the shutdown of the Vermont Yankee plant in December 2014;

•	an increase of $18 million primarily due to higher contract costs and higher NRC fees; and

•	$18 million in transmission imbalance sales in 2013.

The asset write-off, impairments, and related charges variance is primarily due to $321.5 million ($202.2 million after-tax) in 2013 of impairment and other related charges primarily to write down the carrying value of Vermont Yankee and related assets to their fair values and $107.5 million ($69.8 million after-tax) in 2014 of impairment charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014. See Note 1 to the financial statements for further discussion of these impairment charges.

Depreciation and amortization expenses increased primarily due to a change effective in 2014 in the estimated average useful lives of plant in service as a result of a new depreciation study and an increase to depreciable plant balances.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The gain on sale of business resulted from the sale in November 2013 of Entergy Solutions District Energy, a business wholly-owned by Entergy in the Entergy Wholesale Commodities segment that owned and operated district energy assets servicing the business districts in Houston and New Orleans. Entergy sold Entergy Solutions District Energy for $140 million and realized a pre-tax gain of $44 million on the sale.

Other income decreased primarily due to lower realized gains on nuclear decommissioning trust fund investments.

Other expenses increased primarily due to an increase in nuclear refueling outage costs that are being amortized over the estimated period to the next outage and an increase in decommissioning expenses primarily due to revisions to the estimated decommissioning cost liability for Vermont Yankee recorded in the third and fourth quarters of 2013. See “Critical Accounting Estimates - Nuclear Decommissioning Costs” below for further discussion of nuclear decommissioning costs.

Parent & Other

Other income decreased primarily due to the elimination of intersegment activity.

Income Taxes

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates, and for additional discussion regarding income taxes.

The effective income tax rate for 2014 was 38%.  The difference in the effective income tax rate versus the statutory rate of 35% for 2014 was primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by a deferred state income tax reduction related to a New York tax law change and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate for 2013 was 23.6%. The difference in the effective income tax rate versus the statutory rate of 35% for 2013 was primarily related to (1) IRS settlements as discussed further in Note 3 to the financial statements; and (2) a tax benefit associated with the now-terminated plan to spin off and merge the Utility’s transmission business, because certain associated costs became deductible with the termination of the transaction.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

2013 Compared to 2012

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2013 to 2012 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other	Entergy
	(In Thousands)
2012 Consolidated Net Income (Loss)	$960,322	$40,427	($132,386)	$868,363

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	555,233	(51,509)	7,136	510,860
Other operation and maintenance	184,374	90,222	11,946	286,542
Asset write-off, impairments, and related charges	9,411	(26,188)	2,790	(13,987)
Taxes other than income taxes	37,547	5,380	125	43,052
Depreciation and amortization	76,850	39,824	(215)	116,459
Gain on sale of business	—	43,569	—	43,569
Other income	6,378	29,624	2,268	38,270
Interest expense	32,688	(1,577)	3,642	34,753
Other expenses	18,271	50,274	—	68,545
Income taxes	316,577	(138,800)	17,349	195,126
2013 Consolidated Net Income (Loss)	$846,215	$42,976	($158,619)	$730,572

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

As discussed in more detail in Note 1 to the financial statements, results of operations include $322 million ($202 million after-tax) in 2013 and $356 million ($224 million after-tax) in 2012 of impairment and other related charges to write down the carrying value of Vermont Yankee and related assets to their fair values. Also, net income for Utility in 2012 was significantly affected by a settlement with the IRS related to the income tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs, which resulted in a reduction in income tax expense. The net income effect was partially offset by a regulatory charge, which reduced net revenue in 2012, associated with the storm costs settlement to reflect the obligation to customers with respect to the settlement. See Note 3 to the financial statements for additional discussion of the tax settlement.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2013 to 2012.

Amount
(In Millions)

2012 net revenue	$4,969
Retail electric price	236
Louisiana Act 55 financing savings obligation	165
Grand Gulf recovery	75
Volume/weather	40
Fuel recovery	35
MISO deferral	12
Asset retirement obligation	(23)
Other	15
2013 net revenue	$5,524

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

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana and Entergy Louisiana were required to share with customers the savings from the tax treatment related to the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing. See Note 3 to the financial statements for additional discussion of the tax treatment.

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

•
an adjustment to deferred fuel costs recorded in the third quarter 2012 in accordance with a rate order from the PUCT issued in September 2012. See Note 2 to the financial statements for further discussion of this PUCT order issued in Entergy Texas’s 2011 rate case.

The MISO deferral variance is primarily due to the deferral in April 2013, as approved by the APSC, of costs incurred from March 2010 through December 2012 related to the transition and implementation of joining the MISO RTO.

The asset retirement obligation affects net revenue because Entergy records a regulatory debit or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance is primarily caused by a decrease in regulatory credits resulting from higher realized income on decommissioning trust fund investments.

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

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by approximately $52 million in 2013 primarily due to:

•
the effect of rising forward power prices on electricity derivative instruments that are not designated as hedges, including additional financial power sales conducted in the fourth quarter 2013 to offset the planned exercise of in-the-money protective call options and to lock in margins. These additional sales did not qualify for hedge accounting treatment, and increases in forward prices after those sales were made accounted for the majority of the negative mark-to-market variance. The underlying transactions resulted in earnings in first quarter 2014 as these positions settled. See Note 16 to the financial statements for discussion of derivative instruments;

•
the decrease in net revenue compared to prior year resulting from the exercise of resupply options provided for in purchase power agreements where Entergy Wholesale Commodities may elect to supply power from another source when the plant is not running. Amounts related to the exercise of resupply options are included in the GWh billed in the table below; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
higher nuclear fuel expenses primarily resulting from the effect of the write-down in March 2012 of the carrying value of Vermont Yankee’s nuclear fuel, which resulted in a lower level of nuclear fuel amortization in 2012, and the subsequent purchase of additional nuclear fuel in early-2013.

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

•
an increase of $72 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative, partially offset by the deferral of approximately $44 million of these costs. See the “Human Capital Management Strategic Imperative” below for further discussion;

•	an increase of $16 million in energy efficiency costs at Entergy Arkansas. These costs are recovered through an energy efficiency rider and have minimal effect on net income;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $13 million in nuclear expenses, primarily due to higher labor costs, including higher contract labor;

•	the deferral in 2012, as approved by the LPSC and the FERC, of costs related to the transition and implementation of joining the MISO RTO, which reduced 2012 expenses by $10 million; and

•
an increase of $9 million resulting from costs related to the generator stator incident at ANO, including an offset for expected insurance proceeds. See “ANO Damage, Outage, and NRC Reviews” below for further discussion of the incident.

Also, other operation and maintenance expenses include $36 million in 2013 and $38 million in 2012 of costs incurred related to the now-terminated plan to spin off and merge the Utility’s transmission business.

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

Interest expense increased primarily due to net debt issuances in 2013 of $520 million by the Utility operating companies and System Energy and lower allowance for borrowed funds used during construction due to the completion of several major projects in 2012.

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

•
an increase of $16 million resulting from implementation and severance costs in 2013 related to the human capital management strategic imperative. See “Human Capital Management Strategic Imperative” below for further discussion; and

•
approximately $15 million in commitments recorded in connection with the settlement agreement with parties in Vermont regarding the operation and decommissioning of Vermont Yankee. See “Impairment of Long-Lived Assets” in Note 1 to the financial statements for further discussion of the settlement agreement.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

spent nuclear fuel disposal. The effects of recording the proceeds from the judgment reduced the plant in service balances and included a $25 million reduction to previously-recorded depreciation expense.

The gain on sale of business resulted from the sale in November 2013 of Entergy Solutions District Energy, a business wholly-owned by Entergy in the Entergy Wholesale Commodities segment that owned and operated district energy assets serving the business districts in Houston and New Orleans. Entergy sold Entergy Solutions District Energy for $140 million and realized a pre-tax gain of $44 million on the sale.

Other income increased primarily due to realized decommissioning trust gains that resulted from portfolio reallocations for the Indian Point 2 and Palisades decommissioning trust funds.

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

The effective income tax rate for 2013 was 23.6%. The difference in the effective income tax rate versus the statutory rate of 35% for 2013 was primarily related to (1) IRS settlements as discussed further in Note 3 to the financial statements; and (2) a tax benefit associated with the now-terminated plan to spin off and merge the Utility’s transmission business, because certain associated costs became deductible with the termination of the transaction.

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

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

The NRC operating license for Palisades expires in 2031, for Pilgrim expires in 2032, and for FitzPatrick expires in 2034. For additional discussion regarding the shutdown of the Vermont Yankee plant in December 2014, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.

In April 2007, Entergy submitted to the NRC a joint application to renew the operating licenses for Indian Point 2 and Indian Point 3 for an additional 20 years. The original expiration date of the NRC operating license for Indian Point 2 was in September 2013 and the original expiration date of the NRC operating license for Indian Point 3 is in December 2015. Authorization to operate Indian Point 2 rests, and for Indian Point 3 will rest, on Entergy’s having timely filed a license renewal application that remains pending before the NRC. Indian Point 2 has now entered its “period of extended operation” after expiration of the plant’s initial license term under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency. Indian Point 3 is expected to reach the same milestone, and to become subject to the same statutorily prescribed extension of its license expiration date, in December 2015. The license

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

renewal application for Indian Point 2 and Indian Point 3 qualifies for timely renewal protection because it met NRC regulatory standards for timely filing.

The scope of NRC license renewal applications is focused primarily on whether the licensee has in place aging management programs (detailed diagnostic analyses performed when and as prescribed) to ensure that passive systems, structures, and components (such as pipes and concrete and metal structures) can continue to perform their intended safety functions. Other aspects of nuclear plant operations (maintenance of active components like pumps and control systems, security, and emergency preparedness) are regulated by the NRC on an ongoing basis and, as such, are outside the scope of license renewal proceedings. The NRC also determines whether there are any environmental impacts that would affect license renewal.

Every application for renewal of a reactor operating license undergoes comprehensive NRC staff review to ensure the adequacy of the application and the aging management programs detailed in it. NRC staff’s conclusions following such review are set forth in a Final Safety Evaluation Report (FSER). Issuance of a renewed operating license is a “major federal action” under the National Environmental Policy Act, so NRC staff also are required to prepare an Environmental Impact Statement (EIS) regarding the proposed licensing action. The NRC has elected to address certain EIS issues on a generic basis via the rulemaking process. As a result, the EIS for a particular license renewal proceeding has two components: the Generic Environmental Impact Statement and a Final Supplemental Environmental Impact Statement (FSEIS) addressing site-specific EIS issues. Both the FSER and the FSEIS are subject to updating by NRC staff in an individual license renewal proceeding.

Where, as in the case of Indian Point, one or more intervenors proposes for admission contentions alleging errors and omissions in the applicant’s license renewal application or the NRC staff’s review of related safety and environmental issues, the NRC appoints an ASLB to determine whether the contentions satisfy threshold standards and, if so, to adjudicate such “admitted” contentions. Safety-related contentions address issues that will be or have been described in the FSER; environmental-related contentions address issues that will be or have been described in the FSEIS. Contentions may be proposed at any time before license issuance based on new and material information, subject to timeliness and admissibility standards. Final ASLB orders on admissibility or resolving contentions, whether after hearing or on summary disposition, are appealable to the NRC.

Various governmental and private intervenors have sought and obtained party status to express opposition to renewal of the Indian Point 2 and Indian Point 3 licenses. The ASLB has admitted 16 consolidated contentions based on 21 contentions originally proposed by the State of New York or other parties.

Four of the 16 admitted contentions have been resolved by the ASLB without hearing, two by means of ASLB-approved settlements, a third by summary disposition as described below, and a fourth by motion to dismiss as moot as described in the second paragraph below. In July 2011 the ASLB granted the State of New York’s motion for summary disposition of an admitted contention challenging the adequacy of a section of Indian Point’s environmental analysis as incorporated in the Final Supplemental Environmental Impact Statement (FSEIS) (discussed below). That section provided cost estimates for Severe Accident Mitigation Alternatives (SAMAs), which are hardware and procedural changes that could be implemented to mitigate estimated impacts of off-site radiological releases in case of a hypothesized severe accident. In addition to finding that the SAMA cost analysis was insufficient, the ASLB directed the NRC staff to explain why cost-beneficial SAMAs should not be required to be implemented. Entergy appealed the ASLB’s decision to the NRC and the NRC staff supported Entergy’s appeal, while the State of New York opposed it. In December 2011 the NRC denied Entergy’s appeal as premature. Entergy renewed its appeal in February 2014 in conjunction with the filing of Track 1 appeals, as discussed further below. In May 2013, Entergy filed an updated SAMA cost analysis with the NRC, and in July 2013 the ASLB granted Entergy’s motion for clarification that a future NRC staff filing would be the trigger for potential new or amended contentions on the SAMA update.

Nine of the remaining admitted contentions were designated by the ASLB as “Track 1” and were subject to hearings over 12 days in October, November, and December 2012. In November 2013 the ASLB issued a decision on the nine Track 1 contentions. The ASLB resolved eight Track 1 contentions favorably to Entergy. No appeal was

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

taken from the ASLB's decision on six of those eight contentions, so they have been conclusively resolved in Entergy's favor. The ASLB resolved one Track 1 contention favorably to New York State. That contention was based on a dispute over the characterization of certain electrical equipment as “active” or “passive.” The ASLB found in favor of the State of New York despite precedent supporting the characterization advocated by Entergy and NRC staff.

Following the ASLB's November 2013 decision on Track 1 contentions, the State of New York and Clearwater each appealed the decision on a single contention (SAMA decontamination cost estimates for the State of New York and environmental justice for Clearwater), while Riverkeeper filed no appeals. Entergy and NRC staff both appealed the same three issues: (1) the ASLB’s decision on electrical transformers; (2) certain intermediate determinations in the ASLB’s overall favorable decision on environmental justice; and (3) the ASLB’s earlier decisions on SAMA cost estimates, thus renewing their appeals of that issue previously denied by the NRC as premature. Appeal (3) addressed a contention that was one of the four decided without hearing. The remaining appeals addressed contentions that were tried in Track 1 hearings.

In February 2015, the NRC granted petitions for review of two appeals for the purpose of obtaining additional information prior to making final disposition. The appeals for which the NRC requested answers to specified questions were New York State’s appeal on SAMA decontamination cost estimates and the appeal of Entergy and NRC staff on SAMA cost estimates. The NRC stated that the remaining appeals filed after the ASLB’s Track 1 decision would be resolved in the future. There is no deadline for the NRC action on either group of appeals from the ASLB.

The remaining four admitted consolidated contentions were designated by the ASLB as “Track 2.” In April 2014 the ASLB granted Entergy’s motion to dismiss as moot a contention by Riverkeeper alleging that the FSEIS failed to adequately address endangered species issues. At the same time, the ASLB denied a motion filed by Riverkeeper in August 2013 to amend its endangered species contention. These ASLB decisions were not appealed and are now final, making a total of nine of the original 16 admitted consolidated contentions that have been resolved favorably (or in the case of settlement, acceptably) to Entergy. Seven of the original 16 admitted consolidated contentions are on appeal (four total) or pending hearing on Track 2 (three total).

While Track 2 hearings have not been scheduled, the procedural steps leading to such hearings have begun. Pursuant to ASLB procedural orders, New York State filed in February 2015 proposed revisions to two of the three admitted contentions designated as Track 2. Entergy and NRC staff will have an opportunity to oppose or to seek limitations on those contention revisions, after which the ASLB will decide whether to accept New York State’s proposed revisions to previously-admitted contentions. In addition, before Track 2 hearings are convened, the parties will have the opportunity to update and complete their testimony.

Independent of the ASLB process, the NRC staff has performed its technical and environmental reviews of the Indian Point 2 and Indian Point 3 license renewal application. The NRC staff issued an FSER in August 2009, a supplement to the FSER in August 2011, an FSEIS in December 2010, a supplement to the FSEIS in June 2013, and, as noted above, a further supplement to the FSER in November 2014. In November 2014 the NRC staff advised of its proposed schedule for issuance of a further FSEIS supplement to address new information received by NRC staff since preparation and publication of the previous FSEIS supplement in June 2013. The proposed schedule identifies several milestones leading to the issuance of a new final FSEIS supplement in March 2016. The matters to be addressed in the new supplement include Entergy’s May 2013 submittal of updated cost information for SAMAs; Entergy’s February 2014 submittal of new aquatic impact information; the June 2013 revision by the NRC of its Generic Environmental Impact Statement relied upon in license renewal proceedings; and the NRC’s Continued Storage Of Spent Nuclear Fuel rule, which was published in the Federal Register in September 2014.

The hearing process is an integral component of the NRC’s regulatory framework, and evidentiary hearings on license renewal applications are not uncommon. Entergy is participating fully in the hearing and appeals processes as authorized by the NRC regulations. As noted in Entergy filings at the ASLB and the appellate levels, Entergy believes the contentions proposed by the intervenors are unsupported and without merit. Entergy will continue to work with the NRC staff as it completes its technical and environmental reviews of the Indian Point 2 and 3 license renewal

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

applications. See “Nuclear Matters” below for discussion of spent nuclear fuel storage issues and their potential effect on the timing of license renewals.

The New York State Department of Environmental Conservation (NYSDEC) has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process. Entergy submitted its application for a water quality certification to NYSDEC in April 2009, with a reservation of rights regarding the applicability of Section 401 in this case. After Entergy submitted certain additional information in response to NYSDEC requests for additional information, in February 2010 the NYSDEC staff determined that Entergy’s water quality certification application was complete. In April 2010 the NYSDEC staff issued a proposed notice of denial of Entergy’s water quality certification application (the Notice). NYSDEC staff’s Notice triggered an administrative adjudicatory hearing before NYSDEC ALJs on the proposed Notice. The NYSDEC staff decision does not restrict Indian Point operations, but the issuance of a certification is potentially required prior to NRC issuance of renewed unit licenses. In June 2011, Entergy filed notice with the NRC that NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, had taken longer than one year to take final action on Entergy’s application for a water quality certification and, therefore, had waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act. The NYSDEC has notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification. The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued in July 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues. The ALJs held a Legislative Hearing (agency public comment session) and an Issues Conference (pre-trial conference) in July 2010 and set certain issues for trial in October 2011. In 2014, hearings were held on NYSDEC’s proposed best technology available, closed cycle cooling. The NYSDEC staff also has proposed annual fish protection outages of 42, 62, or 92 days at both units or at one unit with closed cycle cooling at the other. The ALJs held a further legislative hearing and issues conference on this NYSDEC staff proposal in July 2014. In January 2015, Entergy wrote NYSDEC leadership requesting an explanation of the delay in release of the ruling following an ALJ’s on-record statement that the ALJ’s draft ruling was under “executive review.” In February 2015, the ALJs issued a ruling scheduling hearings on the outage proposals and other pending issues in September and October 2015, with post-hearing briefing to follow in December 2015.

The ALJs have issued no partial decisions on the several issues that have been the subject of hearing during the past three years and have not announced a schedule for doing so. After the completion of hearings on the merits, the ALJs will issue a recommended decision to the NYSDEC Commissioner’s designated delegate who will then issue the final agency decision.  A party to the proceeding can appeal the final agency decision to state court.

In addition, before the NRC may issue renewed operating licenses it must resolve its obligation to address the requirements of the Coastal Zone Management Act (CZMA). Most commonly, those requirements are met by the applicant’s demonstration that the activity authorized by the federal permit being sought is consistent with the host state’s federally-approved coastal management policies. Entergy has undertaken three independent initiatives to resolve CZMA issues: “grandfathering;” “previous review;” and a “consistency certification.”

First, Entergy filed with the New York State Department of State (NYSDOS) in November 2012 a petition for declaratory order that Indian Point is grandfathered under either of two criteria prescribed by the New York Coastal Management Program (NYCMP), which sets forth the state coastal policies applied in a CZMA consistency review. NYSDOS denied the motion by order dated January 2013. Entergy filed a petition for judicial review of NYSDOS’s decision with the New York State Supreme Court for Albany County in March 2013. The court denied Entergy’s appeal in December 2013. Entergy initiated an appeal to the Appellate Division of the New York State Supreme Court in January 2014. In December 2014 a five-judge panel of that court unanimously held that Indian Point is exempt from CZMA consistency review by NYSDOS because it meets one of the two criteria for grandfathering established in the NYCMP. The court did not address the second criterion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Appeal to New York State’s highest court, the State Court of Appeals, is discretionary in this case. In January 2015, NYSDOS filed with the same court a motion for reargument or, alternatively, leave to appeal to the State Court of Appeals. Entergy timely filed opposing papers. If the Appellate Division denies NYSDOS’s motion, NYSDOS may then file a separate motion for leave to appeal directly with the State Court of Appeals.

Second, in July 2012, Entergy filed a supplement to the Indian Point license renewal applications currently pending before the NRC.  The supplement states that, based on applicable federal law and in light of prior reviews by the State of New York, the NRC may issue the requested renewed operating licenses for Indian Point without the need for an additional consistency review by the State of New York under the CZMA. In July 2012, Entergy filed a motion for declaratory order with the ASLB seeking confirmation of its position that no further CZMA consistency determination is required before the NRC may issue renewed licenses. In April 2013 the State of New York and Riverkeeper filed answers opposing Entergy’s motion. The State of New York also filed a cross-motion for declaratory order seeking confirmation that Indian Point had not been previously reviewed, and that only NYSDOS could conduct a CZMA review for NRC license renewal purposes. In April 2013 the NRC Staff filed answers recommending the ASLB deny both Entergy’s and the State of New York’s motions for declaratory order. In June 2013 the ASLB denied Entergy’s and the State of New York’s motions, without prejudice, on the ground that consultation on the matter of previous review among the NRC, Entergy (as applicant), and the State of New York had not taken place, as the ASLB determined to be required. In December 2013, NRC staff initiated consultation under federal CZMA regulations by serving on NYSDOS written questions related to whether Indian Point had been previously reviewed. In May 2014 the NYSDOS responded to questions the NRC staff submitted in December 2013. In July 2014, Entergy submitted comments on NYSDOS’s responses and NYSDOS filed a reply to those comments. Further submissions to the NRC staff with respect to the previous review issue were made by Entergy in November 2014 and by NYSDOS in December 2014. The NRC staff advised the ASLB in February 2015 that it is reviewing the information it has received regarding previous review and will provide further information when available.

Third, in December 2012, Entergy filed with NYSDOS a consistency determination explaining why Indian Point satisfies all applicable NYCMP policies while noting that Entergy did not concede NYSDOS’s right to conduct a new CZMA review for Indian Point. In January 2013, NYSDOS notified Entergy that it deemed the consistency determination incomplete because it did not include the final version of a further supplement to the FSEIS that was targeted for subsequent issuance by NRC staff. In June 2013, NYSDOS notified Entergy that NYSDOS had received a copy of the final version of the FSEIS on June 20, 2013, and that NYSDOS’s review of the Indian Point consistency determination had begun that date. By a series of agreements, Entergy and NYSDOS agreed to extend NYSDOS’s deadline for concurring with or objecting to the Indian Point consistency certification to December 31, 2014. In November 2014, Entergy filed with the NRC and with NYSDOS a notice withdrawing the consistency certification. Entergy cited the NRC staff’s announcement two days earlier of its intent to issue in March 2016 a new FSEIS supplement addressing, among other things, new information concerning aquatic impacts. Entergy stated that unless the previous review or grandfathering issues were first and finally resolved in Entergy’s favor, Entergy intended to file a new consistency certification after the NRC issues the FSEIS supplement. That new consistency certification would initiate NYSDOS’s review process, would allow the FSEIS supplement to also be part of the record before NYSDOS, and, were NYSDOS to object to the new certification, would also be part of the record before the U.S. Secretary of Commerce on appeal.

NYSDOS disputed the effectiveness of Entergy’s November 2014 notice withdrawing the consistency certification. In December 2014, Entergy and NYSDOS executed an agreement intended to preserve the parties’ respective positions on withdrawal. The agreement provides, among other things, that if NYSDOS is correct about withdrawal not being effective, the parties will be deemed to have agreed to a stay of NYSDOS’s deadline for decision on the 2012 consistency certification to June 30, 2015.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

ANO Damage, Outage, and NRC Reviews

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

Entergy Arkansas is pursuing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO. NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO. Entergy has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy. During 2014, Entergy Arkansas collected $50 million from NEIL and is pursuing additional recoveries due under the policy. On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop.

Shortly after the stator incident, the NRC deployed an augmented inspection team to review the plant’s response.  In July 2013 a second team of NRC inspectors visited ANO to evaluate certain items that were identified as requiring follow-up inspection to determine whether performance deficiencies existed. In March 2014 the NRC issued an inspection report on the follow-up inspection that discussed two preliminary findings, one that was preliminarily determined to be “red with high safety significance” for Unit 1 and one that was preliminarily determined to be “yellow with substantial safety significance” for Unit 2, with the NRC indicating further that these preliminary findings may warrant additional regulatory oversight. This report also noted that one additional item related to flood barrier effectiveness was still under review.

In May 2014 the NRC met with Entergy during a regulatory conference to discuss the preliminary red and yellow findings and Entergy’s response to the findings. During the regulatory conference, Entergy presented information on the facts and assumptions the NRC used to assess the potential findings. The NRC used the information provided by Entergy at the regulatory conference to finalize its decision regarding the inspection team’s findings. In a letter dated June 23, 2014, the NRC classified both findings as “yellow with substantial safety significance.” In an assessment follow-up letter for ANO dated July 29, 2014, the NRC stated that given the two yellow findings, it determined that the performance at ANO is in the “degraded cornerstone column,” or column 3, of the NRC’s reactor oversight process action matrix beginning the first quarter 2014. Corrective actions in response to the NRC’s findings have been taken and remain ongoing at ANO. The NRC plans to conduct supplemental inspection activity to review the actions taken to address the yellow findings. Entergy will continue to interact with the NRC to address the NRC’s findings.

In September 2014 the NRC issued an inspection report on the flood barrier effectiveness issue that was still under review at the time of the March 2014 inspection report. While Entergy believes that the flood barrier issues that led to the finding have been addressed at ANO, NRC processes still required that the NRC assess the safety significance of the deficiencies. In its September 2014 inspection report, the NRC discussed a preliminary finding of “yellow with

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

substantial safety significance” for the Unit 1 and Unit 2 auxiliary and emergency diesel fuel storage buildings.  The NRC indicated that these preliminary findings may warrant additional regulatory oversight.  Entergy requested a public regulatory conference regarding the inspection, and the conference was held in October 2014. During the regulatory conference, Entergy presented information related to the facts and assumptions used by the NRC in arriving at its preliminary finding of “yellow with substantial safety significance.” In January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.”

The NRC’s January 2015 letter did not advise ANO of the additional level of oversight that will result from the yellow finding related to the flood barrier issue, and it stated that the NRC would inform ANO of this decision by separate correspondence. The yellow finding may result in ANO being placed into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column would require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. The additional NRC inspection activities at the site are expected to increase ANO’s operating costs.

Human Capital Management Strategic Imperative

Entergy engaged in a strategic imperative intended to optimize the organization through a process known as human capital management. In July 2013 management completed a comprehensive review of Entergy’s organization design and processes. This effort resulted in a new internal organization structure, which resulted in the elimination of approximately 800 employee positions. Entergy incurred approximately $110 million and approximately $20 million in costs in 2013 and 2014, respectively, associated with this phase of human capital management, primarily implementation costs, severance expenses, pension curtailment losses, special termination benefits expense, and corporate property, plant, and equipment impairments. In December 2013, Entergy deferred for future recovery approximately $45 million of these costs, as approved by the APSC and the LPSC. See Note 2 to the financial statements for details of the deferrals and Note 13 to the financial statements for details of the restructuring charges.

Liquidity and Capital Resources

This section discusses Entergy’s capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	2014	2013
Debt to capital	57.6%	57.9%
Effect of excluding securitization bonds	(1.4%)	(1.6%)
Debt to capital, excluding securitization bonds (a)	56.2%	56.3%
Effect of subtracting cash	(2.8%)	(1.5%)
Net debt to net capital, excluding securitization bonds (a)	53.4%	54.8%

(a)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

Net debt consists of debt less cash and cash equivalents. Debt consists of notes payable and commercial paper, capital lease obligations, and long-term debt, including the currently maturing portion. Capital consists of debt, common shareholders’ equity, and subsidiaries’ preferred stock without sinking fund. Net capital consists of capital less cash

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Long-term debt, including the currently maturing portion, makes up most of Entergy’s total debt outstanding. Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2014. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2014. The amounts below include payments on the Entergy Louisiana and System Energy sale-leaseback transactions, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2015	2016	2017	2018-2019	after 2019
	(In Millions)
Utility	$882	$746	$886	$2,070	$13,997
Entergy Wholesale Commodities	19	2	2	4	53
Parent and Other	624	60	537	757	466
Total	$1,525	$808	$1,425	$2,831	$14,516

Note 5 to the financial statements provides more detail concerning long-term debt outstanding.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019. Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility. The commitment fee is currently 0.275% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate for the year ended December 31, 2014 was 1.93% on the drawn portion of the facility.

As of December 31, 2014, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$695	$9	$2,796

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At December 31, 2014, Entergy Corporation had $484 million of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2014 was 0.88%.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital lease obligations are a minimal part of Entergy’s overall capital structure. Following are Entergy’s payment obligations under those leases.

	2015	2016	2017	2018-2019	after 2019
	(In Millions)
Capital lease payments	$5	$4	$4	$7	$28

The capital leases are discussed in Note 10 to the financial statements.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2014 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2014
Entergy Arkansas	April 2015	$20 million (b)	1.67%	—
Entergy Arkansas	March 2019	$150 million (c)	1.67%	—
Entergy Gulf States Louisiana	March 2019	$150 million (d)	1.42%	—
Entergy Louisiana	March 2019	$200 million (e)	1.42%	—
Entergy Mississippi	May 2015	$10 million (f)	1.67%	—
Entergy Mississippi	May 2015	$20 million (f)	1.67%	—
Entergy Mississippi	May 2015	$35 million (f)	1.67%	—
Entergy Mississippi	May 2015	$37.5 million (f)	1.67%	—
Entergy New Orleans	November 2015	$25 million	1.92%	—
Entergy Texas	March 2019	$150 million (g)	1.67%	—

(a)	The interest rate is the rate as of December 31, 2014 that would be applied to outstanding borrowings under the facility.

(b)	Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2014, no letters of credit were outstanding.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2014, no letters of credit were outstanding.

(e)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2014, no letters of credit were outstanding.

(f)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(g)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2014, $1.3 million in letters of credit were outstanding.

Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio of 65% or less of its total capitalization. Each Registrant Subsidiary is in compliance with this covenant.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In addition, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations related to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2014:

	Amount of		Letters of Credit Issued as of
Company	Uncommitted Facility	Letter of Credit Fee	December 31, 2014
Entergy Arkansas	$25 million	0.70%	$2.0	million
Entergy Gulf States Louisiana	$75 million	0.70%	$27.9	million
Entergy Louisiana	$50 million	0.70%	$4.7	million
Entergy Mississippi	$40 million	0.70%	$14.4	million
Entergy Mississippi	$40 million	1.50%	$—
Entergy New Orleans	$15 million	0.75%	$8.1	million
Entergy Texas	$50 million	0.70%	$24.5	million

In January 2015, Entergy Nuclear Vermont Yankee entered into a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $60 million which expires in January 2018. Also in January 2015, Entergy Nuclear Vermont Yankee entered into an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018. See Note 4 to the financial statements for additional discussion of the Vermont Yankee facilities.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows. Following are Entergy’s payment obligations as of December 31, 2014 on non-cancelable operating leases with a term over one year:

	2015	2016	2017	2018-2019	after 2019
	(In Millions)
Operating lease payments	$90	$77	$62	$97	$96

The operating leases are discussed in Note 10 to the financial statements.

Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2015	2016-2017	2018-2019	after 2019	Total
	(In Millions)
Long-term debt (a)	$1,525	$2,233	$2,831	$14,516	$21,105
Capital lease payments (b)	$5	$8	$7	$28	$48
Operating leases (b) (c)	$90	$139	$97	$96	$422
Purchase obligations (d)	$1,898	$2,738	$2,405	$5,821	$12,862

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Lease obligations are discussed in Note 10 to the financial statements.

(c)	Does not include power purchase agreements that are accounted for as leases that are included in purchase obligations.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(d)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  Almost all of the total are fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy currently expects to contribute approximately $396.2 million to its pension plans and approximately $66.9 million to other postretirement plans in 2015, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy has $441 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy’s equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);

•	permit the continued commercial operation of Grand Gulf;

•	pay in full all System Energy indebtedness for borrowed money when due; and

•	enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy’s rights in the agreement as security for the specific debt.

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments by operating segment for 2015 through 2017.

Planned construction and capital investments	2015	2016	2017
	(In Millions)
Utility:
Generation	$1,585	$635	$1,040
Transmission	805	670	665
Distribution	715	700	650
Other	230	190	155
Total	3,335	2,195	2,510
Entergy Wholesale Commodities	425	265	275
Total	$3,760	$2,460	$2,785

Planned construction and capital investments refer to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth, and includes spending for the nuclear and non-nuclear plants at Entergy Wholesale Commodities. In addition to routine capital projects, they also refer to amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following:

•	Potential resource planning investments, including the Union Power Station acquisition discussed below, and potential construction of additional generation.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
Entergy Wholesale Commodities investments associated with specific investments such as component replacements, software and security, NYPA value sharing in January 2015, dry cask storage, and nuclear license renewal.

•
Environmental compliance spending, including potential scrubbers at White Bluff to meet pending Arkansas state requirements under the Clean Air Visibility Rule. Entergy continues to review potential environmental spending needs and financing alternatives for any such spending, and future spending estimates could change based on the results of this continuing analysis and the implementation of new environmental laws and regulations.

•	NRC post-Fukushima requirements for the Utility and Entergy Wholesale Commodities nuclear fleets.

•	Transmission spending to enhance reliability, reduce congestion, and enable economic growth.

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

Union Power Station Purchase Agreement

In December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Pursuant to the agreement, Entergy Gulf States Louisiana will acquire two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy Texas will each acquire one power block and a 25% undivided ownership interest in such related assets. If Entergy Arkansas or Entergy Texas do not obtain approval for the purchase of their power blocks, Entergy Gulf States Louisiana will seek to purchase the power blocks not approved. The base purchase price is expected to be approximately $948 million (approximately $237 million for each power block) subject to adjustments.  In addition, Entergy Gulf States Louisiana anticipates selling 20% of the capacity and energy associated with its two power blocks to Entergy New Orleans through a cost-based, life-of-unit power purchase agreement. The purchase is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies. These include regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law. In December 2014, Entergy Texas filed its application with the PUCT for approval of the acquisition. The PUCT has indicated that it will convene the hearing on the merits of this case in June 2015. Entergy Texas intends to file a rate application to seek cost recovery later in 2015. In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC and Entergy Arkansas filed its application with the APSC, each for approval of the acquisition and cost recovery. Closing is targeted to occur in late-2015.

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station. Ninemile 6 is a nominally-sized 560 MW unit that is expected to cost approximately $655 million to construct when spending is complete, excluding interconnection and transmission upgrades. Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 25% of the capacity and energy generated by Ninemile 6. The Ninemile 6 capacity and energy is allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans. In February 2012 the City Council passed a resolution

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity. In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana. Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction contractor.

Under terms approved by the LPSC, non-fuel costs may be recovered through Entergy Louisiana’s and Entergy Gulf States Louisiana’s formula rate plans beginning in the month after the unit is placed in service. In July 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an unopposed stipulation with the LPSC that estimates a first year revenue requirement associated with Ninemile 6 and provides a mechanism to update the revenue requirement as the in-service date approaches, which was subsequently approved by the LPSC. In late December 2014, roughly contemporaneous with the unit’s placement in service, a final updated estimated revenue requirement of $51.1 million for Entergy Louisiana and $26.8 million for Entergy Gulf States Louisiana was filed. The December 2014 estimate forms the basis of rates implemented effective with the first billing cycle of January 2015. Under terms approved by the City Council, Entergy New Orleans’s non-fuel costs associated with Ninemile 6 may be recovered through a special rider for that purpose. The unit was placed in service in December 2014. Entergy Louisiana will submit project and cost information to the LPSC in mid-2015 to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities. At its January 2015 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since the second quarter 2010. Entergy paid $596 million in 2014, $593 million in 2013, and $589 million in 2012 in cash dividends on its common stock.

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

In addition to the authority to fund grant exercises, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. As of December 31, 2014, $350 million of authority remains under the $500 million share repurchase program. The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•	internally generated funds;

•	cash on hand ($1,422 million as of December 31, 2014);

•	securities issuances;

•	bank financing under new or existing facilities or commercial paper; and

•	sales of assets.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2014, under provisions in their mortgage indentures, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $394.9 million and $68.5 million, respectively. All debt and common and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their preferred equity and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. Entergy believes that the Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs.

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy (except securities with maturities longer than one year issued by Entergy Arkansas and Entergy New Orleans, which are subject to the jurisdiction of the APSC and the City Council, respectively). No regulatory approvals are necessary for Entergy Corporation to issue securities. The current FERC-authorized short-term borrowing limits are effective through October 31, 2015. Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2015. Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2015. Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2016. Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have obtained long-term financing authorizations from the FERC that extend through October 2015 for issuances by its nuclear fuel company variable interest entity. In addition to borrowings from commercial banks, the FERC short-term borrowing orders authorize the Registrant Subsidiaries to continue as participants in the Entergy System money pool. The money pool is an intercompany borrowing arrangement designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed the FERC-authorized short-term borrowing limits. See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to portions of Entergy’s service area in Louisiana, and to a lesser extent in Mississippi and Arkansas.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana drew $65 million and $187 million, respectively, from their funded storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Gulf States Louisiana and Entergy Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds for prior storms, Entergy Gulf States Louisiana requested an LPSC determination that $73.8 million in system restoration costs were prudently incurred and Entergy Louisiana requested an LPSC determination that $247.7 million in system restoration costs were prudently incurred.  In May 2013, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana's and Entergy Louisiana's storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Louisiana Act 55). The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Gulf States Louisiana and Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of each company’s costs. Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Isaac system restoration costs. Entergy Gulf States Louisiana committed to pass on to customers a minimum of $6.9 million of customer benefits through annual customer credits of approximately $1.4 million for five years.  Entergy Louisiana committed to pass on to customers a minimum of $23.9 million of customer benefits through annual customer credits of approximately $4.8 million for five years. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In July 2014, Entergy Gulf States Louisiana issued $110 million of 3.78% Series first mortgage bonds due April 2025 and used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes. In July 2014, Entergy Louisiana issued $190 million of 3.78% Series first mortgage bonds due April 2025 and used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Statements of Cash Flows, cash flows for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
	(In Millions)
Cash and cash equivalents at beginning of period	$739	$533	$694

Net cash provided by (used in):
Operating activities	3,890	3,189	2,940
Investing activities	(2,955)	(2,602)	(3,639)
Financing activities	(252)	(381)	538
Net increase (decrease) in cash and cash equivalents	683	206	(161)

Cash and cash equivalents at end of period	$1,422	$739	$533

Operating Activities

2014 Compared to 2013

Net cash provided by operating activities increased by $701 million in 2014 primarily due to:

•	higher Entergy Wholesale Commodities and Utility net revenues in 2014 as compared to the same period in 2013, as discussed previously;

•
proceeds of $310 million received from the LURC in August 2014 as a result of the Louisiana Act 55 storm cost financings. See Note 2 to the financial statements for a discussion of the Act 55 storm cost financings;

•	an increase of $60 million in 2014 as compared to 2013 as a result of $58 million margin deposits made by Entergy Wholesale Commodities in 2013;

•	a decrease in income tax payments of $50 million in 2014 compared to 2013 primarily due to state income tax effects of the settlement of the 2004-2005 IRS audit paid in 2013; and

•	approximately $25 million in spending in 2013 related to the generator stator incident at ANO, as discussed previously.

The increase was partially offset by:

•
an increase of $236 million in pension contributions in 2014, partially offset by a decrease of $38 million in lump sum retirement payments out of the non-qualified pension plan in 2014 as compared to 2013. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding;

•	proceeds of $72 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel;

•	an increase of $44 million in spending on nuclear refueling outages in 2014 as compared to 2013; and

•	an increase of $25 million in storm restoration spending in 2014.

2013 Compared to 2012

Net cash provided by operating activities increased by $249 million in 2013 primarily due to:

•	increased recovery of deferred fuel costs;

•	higher Utility net revenues in 2013 resulting from additional generation investments made in 2012;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	proceeds of $72 million associated with the payments received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel;

•
a decrease of approximately $84 million in storm restoration spending in 2013 due to Hurricane Isaac in August 2012, partially offset by an increase of approximately $23 million in storm restoration spending in 2013 due to the Arkansas December 2012 winter storm;

•
a refund of $30.6 million, including interest, paid to AmerenUE in June 2012. The FERC ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments previously collected. See Note 2 to the financial statements for further discussion of the FERC order; and

•	a decrease of $14 million in spending on nuclear refueling outages in 2013 as compared to the same period in prior year.

The increase was partially offset by:

•	an increase of $79 million in income tax payments primarily due to the 2013 state income tax effects of the settlement of the 2004-2005 IRS audit in the fourth quarter 2012;

•
an increase of $52 million in lump sum retirement payments out of the non-qualified pension plan, partially offset by a decrease of $7 million in pension contributions. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding;

•	the decrease in Entergy Wholesale Commodities net revenue that was discussed previously; and

•	approximately $25 million in spending related to the generator stator incident at ANO, as discussed previously.

Investing Activities

2014 Compared to 2013

Net cash used in investing activities increased by $353 million in 2014 primarily due to:

•
the deposit of a total of $276 million into storm reserve escrow accounts in 2014, primarily by Entergy Gulf States Louisiana and Entergy Louisiana. See “Hurricane Isaac” above for a discussion of storm reserve escrow account replenishments in 2014;

•
the withdrawal of a total of $260 million from storm reserve escrow accounts in 2013, primarily by Entergy Gulf States Louisiana and Entergy Louisiana, after Hurricane Isaac. See “Hurricane Isaac” above for discussion of storm reserve escrow account withdrawals;

•	proceeds of $140 million from the sale in November 2013 of Entergy Solutions District Energy. See Note 15 to the financial statements for further discussion of the sale;

•	proceeds of $21 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel; and

•
an increase in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The increase was partially offset by:

•
a decrease in construction expenditures, primarily in the Utility business, including a decrease in spending on the Ninemile 6 self-build project and spending in 2013 on the generator stator incident at ANO, partially offset by an increase in storm restoration spending. Entergy’s construction spending plans for 2015 through 2017 are discussed further in “Capital Expenditure Plans and Other Uses of Capital” above;

•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statement of Cash Flows, as Entergy received net deposits of $47 million in 2014 and returned net deposits of $88 million in 2013.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the “Market and Credit Risk Sensitive Instruments” section below; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	$37 million in insurance proceeds received in 2014 for property damages related to the generator stator incident at ANO, as discussed above.

2013 Compared to 2012

Net cash used in investing activities decreased by $1,038 million in 2013 primarily due to:

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

Financing Activities

2014 Compared to 2013

Net cash flow used in financing activities decreased by $129 million in 2014 primarily due to:

•
long-term debt activity providing approximately $777 million of cash in 2014 compared to using $69 million of cash in 2013.  The most significant long-term debt activity in 2014 included the net issuance of approximately $385 million of long-term debt at the Utility operating companies and System Energy and Entergy Corporation increasing borrowings outstanding on its long-term credit facility by $440 million in 2014;

•	Entergy Corporation repaid $561 million of commercial paper in 2014 and issued $380 million in 2013;

•	an increase of $112 million in 2014 compared to a decrease of $129 million in 2013 in short-term borrowings by the nuclear fuel company variable interest entities;

•	the repurchase of $183 million of Entergy common stock in 2014; and

•
an increase of $170 million in treasury stock issuances in 2014 primarily due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2014 to satisfy stock option exercises.

2013 Compared to 2012

Financing activities used $381 million in net cash in 2013 compared to providing $538 million in net cash in 2012 primarily due to:

•
long-term debt activity using approximately $69 million of cash in 2013 compared to providing $348 million of cash in 2012. The most significant long-term debt activity in 2013 included the net issuance of approximately

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

$520 million of long-term debt at the Utility operating companies and System Energy and Entergy Corporation decreasing borrowings outstanding on its long-term credit facility by $540 million;

•	Entergy Corporation issued $380 million of commercial paper in 2013 and $665 million in 2012, in part, to repay borrowings on its long-term credit facility;

•	a net decrease of $136 million in short-term borrowings by the nuclear fuel company variable interest entities; and

•	$51 million in proceeds from the sale to a third party in 2012 of a portion of Entergy Gulf States Louisiana’s investment in Entergy Holdings Company’s Class A preferred membership interests.

For the details of Entergy’s commercial paper program and the nuclear fuel company variable interest entities’ short-term borrowings, see Note 4 to the financial statements. See Note 5 to the financial statements for details of long-term debt.

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

Company	Authorized Return on Common Equity

Entergy Arkansas	9.5%
Entergy Gulf States Louisiana	9.15%-10.75% Electric; 9.45%-10.45% Gas
Entergy Louisiana	9.15% - 10.75%
Entergy Mississippi	10.07%
Entergy New Orleans	10.7% - 11.5% Electric; 10.25% - 11.25% Gas
Entergy Texas	9.8%

The Utility operating companies’ base rate, fuel and purchased power cost recovery, and storm cost recovery proceedings are discussed in Note 2 to the financial statements.

Federal Regulation

Entergy’s Integration Into the MISO Regional Transmission Organization

In April 2011, Entergy announced that each of the Utility operating companies proposed to join the MISO RTO, an RTO operating in several U.S. states and also in Canada. On December 19, 2013, the Utility operating companies completed their planned integration into the MISO RTO. Becoming a member of MISO does not affect the ownership by the Utility operating companies of their transmission facilities or the responsibility for maintaining those facilities. With the Utility operating companies fully integrated as members, however, MISO assumed control of transmission planning and congestion management and, through its Day 2 market, MISO provides schedules and pricing for the commitment and dispatch of generation that is offered into MISO’s markets, as well as pricing for load that bids into the market.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The Utility operating companies obtained from each of their retail regulators the public interest findings sought by the Utility operating companies in order to move forward with their plan to join MISO. Each of the retail regulators’ orders includes conditions, some of which entail compliance prospectively. See also “System Agreement - Utility Operating Company Notices of Termination of System Agreement Participation” below.

Beginning in 2011 the Utility operating companies and the MISO RTO began submitting various filings with the FERC that contained many of the rates, terms and conditions that would govern the Utility operating companies’ integration into the MISO RTO. The Utility operating companies and the MISO RTO received the FERC orders necessary for those companies to integrate into the MISO RTO consistent with the approvals obtained from the Utility operating companies’ retail regulators, although some proceedings remain pending at the FERC.

In January 2013, Occidental Chemical Corporation filed with the FERC a petition for declaratory judgment and complaint against MISO alleging that MISO’s proposed treatment of Qualifying Facilities (QFs) in the Entergy region is unduly discriminatory in violation of sections 205 and 206 of the Federal Power Act and violates the Public Utility Regulatory Policies Act (PURPA) and the FERC’s implementing regulations. In February 2014, Occidental also filed a petition for enforcement with the FERC against the LPSC. Occidental’s petition for enforcement alleges that the LPSC’s January 2014 order, which approved Entergy Gulf States Louisiana’s and Entergy Louisiana’s application for modification of Entergy’s methodology for calculating avoided cost rates paid to QFs, is inconsistent with the requirements of PURPA and the FERC’s regulations implementing PURPA. In April 2014 the FERC issued a “Notice Of Intent Not To Act At This Time” with respect to Occidental’s petition for enforcement against the LPSC. The FERC concluded that Occidental’s petition for enforcement largely raises the same issues as those raised in the January 2013 complaint and petition for declaratory order that Occidental filed against MISO, and that the two proceedings should be addressed at the same time. The FERC reserved its ability to issue a further order or to take further action at a future date should it find that doing so is appropriate.

In April 2014, Occidental filed a complaint in federal district court for the Middle District of Louisiana against the LPSC and Entergy Louisiana that challenges the January 2014 order issued by the LPSC on grounds similar to those raised in the 2013 complaint and 2014 petition for enforcement that Occidental previously filed at the FERC.  The district court complaint also seeks damages from Entergy Louisiana and a declaration from the district court that in pursuing the January 2014 order Entergy Louisiana breached an existing agreement with Occidental and an implied covenant of good faith and fair dealing. In January 2015 the district court granted Entergy Louisiana’s motion to stay the district court proceeding, pending a decision from the FERC relating to the MISO tariff and market rules that are underlying Occidental’s district court complaint. In January 2015, Occidental filed a motion for reconsideration in the district court and also filed a notice of appeal to the U.S. Fifth Circuit Court of Appeals. In February 2015 the district court denied the motion for reconsideration as moot, finding it lacked jurisdiction to consider the motion because Occidental had sought an appeal to the U.S. Fifth Circuit Court of Appeals.

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

Utility Operating Company Notices of Termination of System Agreement Participation

Consistent with their written notices of termination delivered in December 2005 and November 2007, respectively, Entergy Arkansas and Entergy Mississippi filed with the FERC in February 2009 their notices of cancellation to terminate their participation in the System Agreement, effective December 18, 2013 and November 7, 2015, respectively. In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96-month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal. In December 2009 the LPSC and the City Council filed with the FERC a request for rehearing of the FERC's November 2009 order. In February 2011 the FERC denied the LPSC’s and the City Council’s rehearing requests. In September and October 2012 the U.S. Court of Appeals for the D.C. Circuit denied the LPSC’s and the City Council’s appeals of the FERC decisions. In January 2013 the LPSC and the City Council filed a petition for a writ of certiorari with the U.S. Supreme Court. In May 2013 the U.S. Supreme Court denied the petition for a writ of certiorari. Effective December 18, 2013, Entergy Arkansas ceased participating in the System Agreement.

In October 2012 the PUCT issued an order approving the transfer of operational control of Entergy Texas’s transmission facilities to MISO as in the public interest, subject to the terms and conditions in a non-unanimous settlement filed with the PUCT in August 2012, with several additional terms and conditions requested by the PUCT and agreed to by the settling parties. In particular, the settlement and the PUCT order required Entergy Texas, unless otherwise directed by the PUCT, to provide by October 31, 2013 its notice to exit the System Agreement, subject to certain conditions. In addition, the PUCT order requires Entergy Texas, as well as Entergy Corporation and Entergy Services, Inc., to exercise reasonable best efforts to engage the Utility operating companies and their retail regulators in searching for a consensual means, subject to FERC approval, of allowing Entergy Texas to exit the System Agreement prior to the end of the mandatory 96-month notice period.

In December 2012 the PUCT Staff filed a memo in the proceeding established by the PUCT to track compliance with its October 2012 order. In the memo, the PUCT Staff expressed concerns about the effect of Entergy Texas’s exit from the System Agreement on PPAs for gas and oil-fired generation units owned by Entergy Texas and Entergy Gulf States Louisiana that were entered into upon the December 2007 jurisdictional separation of Entergy Gulf States, Inc. and, further, expressed concerns about the implications of these issues as they relate to the continuing validity of the PUCT’s October 2012 order regarding MISO. Entergy Texas subsequently filed a position statement relating that Entergy Texas’s exit from the System Agreement would trigger the termination of the PPAs of concern to the PUCT Staff. Entergy Texas expressed its continuing commitment to work collaboratively with the PUCT Staff and other parties to address ongoing issues and challenges in implementing the PUCT order including any potential effect from termination of the PPAs. In January 2013, Entergy Texas filed an updated analysis assessing the effect on the benefits of MISO membership of terminating the particular PPAs addressed in Entergy Texas’s Statement of Position upon Entergy Texas’s exit from the System Agreement, and determined that termination of these PPAs did not adversely affect the benefits of the move to MISO once Entergy Texas exits the System Agreement. An independent consultant

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

was retained to assist the PUCT Staff in its assessment of the analysis. In April 2013 the PUCT staff filed a study performed by its independent consultant assessing Entergy Texas’s January 2013 updated analysis of the effect of termination of certain PPAs on Entergy Texas’s costs upon Entergy Texas’s exit from the System Agreement. While the independent consultant study concluded that the adjustments made in Entergy Texas’s updated analysis were analytically correct, the consultant also recommended further study regarding the effect of the termination of the PPAs on the benefits associated with Entergy Texas joining MISO. Entergy Texas filed a response to the consultant study, noting a number of errors in the analysis and recommending against any further study of this matter. Entergy Texas subsequently agreed to fund further analysis, to be performed by a different independent consultant for the PUCT, regarding the effects of termination of these PPAs. In August 2013 the report of the PUCT’s second independent consultant regarding the effects of termination of these PPAs was filed with the PUCT as part of a larger report addressing the results of the consultant’s comprehensive analysis of Entergy Texas’s transition to operations post-exit from the System Agreement. The report concluded, consistent with Entergy Texas’s updated analysis, that under both the “Foundation Case” capacity price forecast and the high capacity price sensitivity that were performed, Entergy Texas and its customers would be better off on a present-value basis if these PPAs terminate. Under the low capacity price sensitivity, there was a net cost to Entergy Texas customers if these PPAs terminate. Consistent with the requirements of the PUCT conditional order approving the change in control to MISO, on October 18, 2013, Entergy Texas gave notice of cancellation to terminate its participation in the System Agreement.

In November 2012 the Utility operating companies filed amendments to the System Agreement with the FERC pursuant to section 205 of the Federal Power Act. The amendments consist primarily of the technical revisions needed to the System Agreement to (i) allocate certain charges and credits from the MISO settlement statements to the participating Utility operating companies; and (ii) address Entergy Arkansas’s withdrawal from the System Agreement. As noted in the filing, the Utility operating companies’ integration into MISO and the revisions to the System Agreement are the main feature of the Utility operating companies’ future operating arrangements, including the successor arrangements with respect to the departure of Entergy Arkansas from the System Agreement. The LPSC, MPSC, PUCT, and City Council filed protests at the FERC regarding the amendments filed in November 2012 and other aspects of the Utility operating companies’ future operating arrangements, including requests that the continued viability of the System Agreement in MISO (among other issues) be set for hearing by the FERC. On March 12, 2013, the Utility operating companies filed an answer to the protests. The answer proposed, among other things, that: (1) the FERC allow the System Agreement revisions to go into effect as of December 19, 2013, without a hearing and for an initial two-year transition period; (2) no later than October 18, 2013, Entergy Services submit a filing pursuant to section 205 of the Federal Power Act that provides Entergy Texas’s notice of cancellation to terminate participation in the System Agreement and responds to the PUCT’s position that Entergy Texas be allowed to terminate its participation prior to the end of the mandatory 96-month notice period; and (3) at least six months prior to the end of the two-year transition period, Entergy Services submits an additional filing under section 205 of the Federal Power Act that addresses the allocation of MISO charges and credits among the Utility operating companies that remain in the System Agreement. On December 18, 2013, the FERC issued an order accepting the revisions filed in November 2012, subject to a further compliance filing and other conditions. The FERC set one issue for hearing involving a settlement with Union Pacific regarding certain coal delivery issues. Consistent with the decisions described above, Entergy Arkansas’s participation in the System Agreement terminated effective December 18, 2013. In December 2014 a FERC ALJ issued an initial decision finding that Entergy Arkansas would realize benefits after December 18, 2013 from the 2008 settlement agreement between Entergy Services, Entergy Arkansas, and Union Pacific, related to certain coal delivery issues. The ALJ further found that all of the Utility operating companies should share in those benefits pursuant to the methodology proposed by the MPSC. The Utility operating companies and other parties to the proceeding have filed briefs on exceptions and/or briefs opposing exceptions with the FERC challenging various aspects of the December 2014 initial decision and the matter is pending before the FERC.

In keeping with the commitments made in their March 2013 answer to the protests and after a careful evaluation of the basis for and continued reasonableness of the 96-month System Agreement termination notice period, the Utility operating companies filed with the FERC on October 11, 2013 to amend the System Agreement changing the notice period for an operating company to terminate its participation in the System Agreement from 96 months to 60 months. The proposed amendment also clarifies that the revised notice period will apply to any written notice of termination

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

provided by an operating company on or after October 12, 2013. On October 18, 2013, Entergy Texas provided notice to terminate its participation in the System Agreement effective after expiration of the proposed 60-month notice period or such other period as approved by FERC. The proposed amendment and Entergy Texas’s termination notice are without prejudice to continuing efforts among affected operating companies and their retail regulators to search for a consensual means of allowing Entergy Texas an early exit from the System Agreement, which could be different from that proposed in the October 11, 2013 FERC filing. Comments on both filings were filed in November 2013.

The LPSC, the City Council, and the PUCT protested the proposed amendment to shorten the notice period for an operating company to terminate its participation in the System Agreement from 96 months to 60 months. The City Council argued that Entergy has not adequately supported its proposal to shorten the notice period from 96 months to 60 months and asked the FERC to either reject the amendment or set it for hearing. The PUCT supported shortening of the notice period, but argued that 60 months is not short enough and that the FERC should instead order Entergy to shorten the notice period to correspond to the time required for a Utility operating company to become operationally ready to participate in the MISO markets (but no longer than 36 months). The LPSC argued that the 60-month proposal was not justified and failed to make provision for the consequences that would flow from a company’s withdrawal from the System Agreement. The LPSC and the City Council both separately protested Entergy Texas’s termination notice.

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

In December 2014 the FERC issued an order setting the proposed amendment changing the notice period from 96 months to 60 months for settlement judge and hearing procedures. The FERC’s order also conditionally accepted the notices of termination filed by Entergy Texas, Entergy Louisiana, and Entergy Gulf States Louisiana, to be effective as of the dates requested in those filings, subject to the outcome of the settlement judge procedures and hearing on the proposed amendment. Entergy Louisiana, Entergy Gulf States Louisiana, Entergy New Orleans, and Entergy Texas continue to explore with the LPSC staff, City Council advisors, and the PUCT staff the early termination of the System Agreement on a consensual basis.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

•
The interest rate risk associated with changes in interest rates as a result of Entergy’s outstanding indebtedness.  Entergy manages its interest rate exposure by monitoring current interest rates and its debt outstanding in relation to total capitalization.  See Notes 4 and 5 to the financial statements for the details of Entergy’s debt outstanding.

The Utility has limited exposure to the effects of market risk because it operates primarily under cost-based rate regulation. To the extent approved by their retail regulators, the Utility operating companies use commodity and financial instruments to hedge the exposure to price volatility inherent in their purchased power, fuel, and gas purchased for resale costs that are recovered from customers.

Entergy’s commodity and financial instruments are also exposed to credit risk.  Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract or agreement.  Entergy is also exposed to a potential demand on liquidity due to credit support requirements within its supply or sales agreements.

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of December 31, 2014.

Entergy Wholesale Commodities Nuclear Portfolio

	2015	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	47%	23%	14%	14%	16%
Unit-contingent with availability guarantees (c)	18%	17%	18%	3%	3%
Firm LD (d)	40%	34%	7%	—%	—%
Offsetting positions (e)	(19%)	—%	—%	—%	—%
Total	86%	74%	39%	17%	19%
Planned generation (TWh) (f) (g)	35	36	35	35	36
Average revenue per MWh on contracted volumes:
Minimum	$47	$47	$48	$56	$57
Expected based on market prices as of December 31, 2014	$48	$49	$50	$56	$57
Sensitivity: -/+ $10 per MWh market price change	$47-$50	$47-$53	$49-$53	$56	$57

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	18%	18%	18%	18%	18%
Capacity contracts (j)	30%	15%	16%	7%	—%
Total	48%	33%	34%	25%	18%
Planned net MW in operation (g)	4,406	4,406	4,406	4,406	4,406
Average revenue under contract per kW per month(applies to capacity contracts only)	$3.9	$3.4	$5.6	$7.0	$—

Total Nuclear Energy and Capacity Revenues
Expected sold and market total revenue per MWh	$53	$50	$50	$51	$53
Sensitivity: -/+ $10 per MWh market price change	$51-$56	$46-$56	$44-$57	$43-$60	$45-$61

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2015	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Cost-based contracts (k)	38%	36%	34%	34%	34%
Firm LD (d)	7%	7%	7%	7%	7%
Total	45%	43%	41%	41%	41%
Planned generation (TWh) (f) (l)	5	6	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (k)	24%	24%	26%	26%	26%
Bundled capacity and energy contracts (i)	8%	8%	8%	8%	8%
Capacity contracts (j)	54%	53%	57%	24%	—%
Total	86%	85%	91%	58%	34%
Planned net MW in operation (l)	1,052	1,052	977	977	977

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights. Positions that are not classified as hedges are netted in the planned generation under contract.

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

(d)
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, defaulting party must compensate the other party as specified in the contract, a portion of which may be capped through the use of risk management products. This also includes option transactions that may expire without being exercised.

(e)	Transactions for the purchase of energy, generally to offset a Firm LD transaction.

(f)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch.

(g)
Assumes NRC license renewals for plants whose current licenses expired or expire within five years, and uninterrupted normal operation at all operating plants.  NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015).  For a discussion regarding the license renewal application for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above.

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $107 million in 2015 and would have had a corresponding effect on pre-tax income of $240 million in 2014. A negative $10 per MWh change in the annual average energy price in the markets based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($73) million in 2015 and would have had a corresponding effect on pre-tax income of ($91) million in 2014.

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, NYPA and the subsidiaries that own the FitzPatrick and Indian Point 3 plants amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, the Entergy subsidiaries agreed to make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries paid NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year’s output is due by January 15 of the following year.  Entergy records the liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  In 2014, 2013, and 2012, Entergy Wholesale Commodities recorded a liability of approximately $72 million for generation during each of those years.  An amount equal to the liability was recorded each year to the plant asset account as contingent purchase price consideration for the plants.  This amount will be depreciated over the expected remaining useful life of the plants.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At December 31, 2014, based on power prices at that time, Entergy had liquidity exposure of $159 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $5 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2014, Entergy would have been required to provide approximately $51 million of additional cash or letters of credit under some of the agreements. As of December 31, 2014, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $52 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.

As of December 31, 2014, substantially all of the counterparties or their guarantors for the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2018 have public investment grade credit ratings.

Nuclear Matters

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders. Entergy’s estimated capital expenditures for 2015 through 2017 for complying with the NRC orders are included in the planned construction and other capital investments estimates given in “Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital” above.

In June 2012 the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings. The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions. The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that the NEPA requires the NRC to address before it issues a renewed license. Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Grand Gulf and Indian Point 2 and 3. In August 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward. In September 2014 the NRC published a new final Waste Confidence rule, named Continued Storage of Spent Nuclear Fuel, that for licensing purposes adopts non-site specific findings concerning the environmental impacts of the continued storage of spent nuclear fuel at reactor sites - for 60 years, 100 years and indefinitely - after the reactor’s licensed period of operations. The NRC also issued an order lifting its suspension of licensing proceedings after the final rule’s effective date in October 2014. After the final rule became effective, New York, Connecticut, and Vermont filed a challenge to the rule in the U.S. Court of Appeals. The final rule remains in effect while that challenge is pending unless the court orders otherwise.

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials within the reactor coolant system.  The issue is applicable at all nuclear units to varying degrees and is managed in accordance with industry standard practices and guidelines that include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

•
Cost Escalation Factors - Entergy’s current decommissioning cost studies include an assumption that decommissioning costs will escalate over present cost levels by factors ranging from approximately 2% to 3.25%. A 50 basis point change in this assumption could change the estimated present value of the decommissioning liabilities by approximately 9% to 15%. The timing assumption influences the significance of the effect of a change in the estimated inflation or cost escalation rate because the effect increases with the length of time assumed before decommissioning activity ends.

•
Spent Fuel Disposal - Federal law requires the DOE to provide for the permanent storage of spent nuclear fuel, and legislation has been passed by Congress to develop a repository at Yucca Mountain, Nevada. The current Presidential administration, however, has defunded the Yucca Mountain project. The DOE has not yet begun accepting spent nuclear fuel and is in non-compliance with federal law. The DOE continues to delay meeting its obligation and Entergy’s nuclear plant owners are continuing to pursue damage claims against the DOE for its failure to provide timely spent fuel storage. Until a federal site is available, however, nuclear plant operators must provide for interim spent fuel storage on the nuclear plant site, which can require the construction and maintenance of dry cask storage sites or other facilities. The costs of developing and maintaining these facilities during the decommissioning period can have a significant effect (as much as an average of 20% to 30% of total estimated decommissioning costs). Entergy’s decommissioning studies include cost estimates for spent fuel storage, when applicable. These estimates could change in the future, however, based on the timing of when the DOE begins to fulfill its obligation to receive and store spent nuclear fuel.

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

•
Interest Rates - The estimated decommissioning costs that are the basis for the recorded decommissioning liability are discounted to present value using a credit-adjusted risk-free rate. When the decommissioning liability is revised, increases in cash flows are discounted using the current credit-adjusted risk-free rate. Decreases in estimated cash flows are discounted using the credit-adjusted risk-free rate used previously in estimating the decommissioning liability that is being revised. Therefore, to the extent that a revised cost study results in an increase in estimated cash flows, a change in interest rates from the time of the previous cost estimate will affect the calculation of the present value of the revised decommissioning liability.

    Future revisions of estimated decommissioning costs that decrease the liability also result in a decrease in the asset retirement cost asset. For the non-rate-regulated portions of Entergy’s business, these reductions will immediately reduce operating expenses if the reduction of the liability exceeds the amount of the undepreciated asset retirement cost asset at the date of the revision. Future revisions of estimated decommissioning costs that increase the liability result in an increase in the asset retirement cost asset, which is then depreciated over the asset’s remaining economic life. For a plant for which the value is impaired, including a plant that is shutdown, or is nearing its shutdown date, however, for the non-rate-regulated portions of Entergy’s business the increase in the liability will immediately increase operating expense and not the asset retirement cost asset.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In 2014, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and ANO 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in a $47.6 million increase in the decommissioning cost liabilities, along with a corresponding increase in the related asset retirement cost assets that will be depreciated over the remaining lives of the units.

See Note 1 to the financial statements for further discussion of the shutdown of Vermont Yankee and the December 2013 settlement agreement involving Entergy and Vermont parties.  In accordance with the settlement agreement, Entergy Vermont Yankee provided to the Vermont parties, in 2014, a site assessment study of the costs and tasks of radiological decommissioning, spent nuclear fuel management, and site restoration for Vermont Yankee.  Entergy Vermont Yankee also filed its Post-Shutdown Decommissioning Activities Report (PSDAR) for Vermont Yankee with the NRC in December 2014.  As part of the development of the site assessment study and PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2014.  The revised estimate, along with reassessment of the assumptions regarding the timing of decommissioning cash flows, resulted in a $101.6 million increase in the decommissioning cost liability and a corresponding impairment charge.

In the fourth quarter 2014, Entergy Gulf States Louisiana recorded a revision to its estimated decommissioning cost liability for River Bend as a result of a revised decommissioning cost study. The revised estimate resulted in a $20 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining useful life of the unit.

In the fourth quarter 2014, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $99.9 million increase in its decommissioning liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Impairment of Long-lived Assets and Trust Fund Investments

Entergy has significant investments in long-lived assets in both of its operating segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment when there are indications that an impairment may exist.  This evaluation involves a significant degree of estimation and uncertainty.  In the Entergy Wholesale Commodities business, Entergy’s investments in merchant generation assets are subject to impairment if adverse market or regulatory conditions arise, particularly if it leads to a decision for Entergy to operate a plant for a shorter period than previously expected; if there is a significant adverse change in the physical condition of a plant; if investment in a plant significantly exceeds expected levels; or for certain nuclear plants if their operating licenses are not renewed.

If an asset is considered held for use, and Entergy concludes that an impairment analysis has been triggered under the accounting standards, the sum of the expected undiscounted future cash flows from the asset are compared to the asset’s carrying value.  The carrying value of the asset includes any capitalized asset retirement cost associated with the decommissioning liability, therefore changes in assumptions that affect the decommissioning liability can increase or decrease the carrying value of the asset subject to impairment.  If the expected undiscounted future cash flows exceed the carrying value, no impairment is recorded. If the expected undiscounted future cash flows are less than the carrying value and the carrying value exceeds the fair value, Entergy is required to record an impairment charge to write the asset down to its fair value.  If an asset is considered held for sale, an impairment is required to be recognized if the fair value (less costs to sell) of the asset is less than its carrying value.

These estimates are based on a number of key assumptions, including:

•
Future power and fuel prices - Electricity and gas prices can be very volatile.  This volatility increases the imprecision inherent in the long-term forecasts of commodity prices that are a key determinant of estimated future cash flows.

•
Market value of generation assets - Valuing assets held for sale requires estimating the current market value of generation assets.  While market transactions provide evidence for this valuation, these transactions are relatively infrequent, the market for such assets is volatile, and the value of individual assets is affected by factors unique to those assets.

•
Future operating costs - Entergy assumes relatively minor annual increases in operating costs.  Technological or regulatory changes that have a significant effect on operations could cause a significant change in these assumptions.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
Timing - Entergy currently assumes, for some of its nuclear units, that the plant’s license will be renewed.  A change in that assumption could have a significant effect on the expected future cash flows and result in a significant effect on operations.

For additional discussion regarding the shutdown of the Vermont Yankee plant, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.

Entergy evaluates investment securities with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  If Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other than temporary impairments relating to credit losses on debt securities in 2014, 2013, or 2012.  The assessment of whether an investment in an equity security has suffered an other than temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  As discussed in Note 1 to the financial statements, unrealized losses on equity securities that are considered other-than-temporarily impaired are recorded in earnings for Entergy Wholesale Commodities.  Entergy Wholesale Commodities did not record material charges to other income in 2014, 2013, or 2012 resulting from the recognition of other-than-temporary impairment of equity securities held in its decommissioning trust funds.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans that cover substantially all employees.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all employees who reach retirement age and meet certain eligibility requirements while still working for Entergy.

In December 2013, Entergy announced that employees hired or rehired after June 30, 2014, will participate in a new cash balance defined benefit pension plan and will be eligible to receive an enhanced employer matching contribution under one of the Entergy defined contribution plans, rather than the current final average pay defined benefit pension plan and employer matching contribution. These changes are prospective and have no effect on the December 31, 2013 pension obligation. Additionally, at the same time, Entergy announced changes to its other postretirement benefits which include, among other things, elimination of other postretirement benefits for all non-bargaining employees hired or rehired after June 30, 2014 and for certain bargaining employees hired or rehired after June 30, 2014, or such later date provided for in their applicable collective bargaining agreement, and setting a dollar limit cap on Entergy’s contribution to retiree medical costs, effective 2019 for those non-bargaining employees who commence their Entergy retirement benefits on or after January 1, 2015 and for certain bargaining employees who commence their Entergy retirement benefits on or after January 1, 2015 or such later date as provided for in their applicable collective bargaining agreement. In accordance with accounting standards, certain of the other postretirement benefit changes have been reflected in the December 31, 2013 other postretirement obligation. The changes affecting active bargaining unit employees are being negotiated with their unions prior to implementation, where necessary, and to the extent required by law.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

The retirement and mortality rate assumptions are reviewed every three-to-five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2014 actuarial study reviewed plan experience from 2010 through 2013.  As a result of the 2014 actuarial study and the issuance of new mortality tables in October 2014 by the Society of Actuaries, changes were made to reflect modified demographic pattern expectations as well as longer life expectancies.  These changes are reflected in the December 31, 2014 financial disclosures. Adoption of the new mortality assumptions for 2015 resulted in an increase at December 31, 2014 of $504.4 million in the qualified pension benefit obligation and $94.4 million in the accumulated postretirement obligation.  The new mortality assumptions increased anticipated 2015 qualified pension cost by approximately $77.4 million and other postretirement cost by approximately $12.3 million. Pension funding guidelines, as established by the Employee Retirement Income Security Act of 1974, as amended and the Internal Revenue Code of 1986, as amended, are not expected to incorporate the October 2014 Society of Actuaries new mortality assumptions until after 2015, possibly 2016.

In selecting an assumed discount rate to calculate benefit obligations, Entergy reviews market yields on high-quality corporate debt and matches these rates with Entergy’s projected stream of benefit payments.  Based on recent market trends, the discount rates used to calculate its 2014 qualified pension benefit obligation and 2015 qualified pension cost ranged from 4.03% to 4.40% for its specific pension plans (4.27% combined rate for all pension plans). The discount rates used to calculate its 2013 qualified pension benefit obligation and 2014 qualified pension cost ranged from 5.04% to 5.26% for its specific pension plans (5.14% combined rate for all pension plans).  The discount rates used to calculate its 2012 qualified pension benefit obligation and 2013 qualified pension cost ranged from 4.31% to 4.50% for its specific pension plans (4.36% combined rate for all pension plans).  The discount rate used to calculate its 2014 other postretirement benefit obligation and 2015 other postretirement benefit cost was 4.23%.  The discount rate used to calculate its 2013 other postretirement benefit obligation and 2014 other postretirement benefit cost was 5.05%. The discount rate used to calculate its 2012 other postretirement benefit obligation and 2013 other postretirement benefit cost was 4.36%.

Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  Based on this review, Entergy’s health care cost trend rate assumption used in measuring the December 31, 2014 accumulated postretirement benefit obligation and 2015 postretirement cost was 7.10% for pre-65 retirees and 7.70% for post-65 retirees for 2014, gradually decreasing each successive year until it reaches 4.75% in 2023 and beyond for both pre-65 and post-65 retirees. Entergy’s assumed health care cost trend rate assumption used in measuring the December 31, 2013 accumulated postretirement benefit obligation and 2014 postretirement cost was 7.25% for pre-65 retirees and 7.00% for post-65 retirees for 2013, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees.  Entergy’s assumed health care cost trend rate assumption used in measuring 2013 postretirement cost was 7.50% for pre-65 retirees and 7.25% for post-65 retirees, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees. Entergy’s assumed

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

health care cost trend rate assumption used in measuring 2012 postretirement cost was 7.75% for pre-65 retirees and 7.50% for post-65 retirees, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees.

The assumed rate of increase in future compensation levels used to calculate 2014 and 2013 benefit obligations was 4.23%.

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

The current target allocations for both Entergy’s non-taxable postretirement benefit assets and its taxable other postretirement benefit assets are 65% equity securities and 35% fixed-income securities.  This takes into account asset allocation adjustments that were made during 2012.

Entergy’s expected long term rate of return on qualified pension assets used to calculate 2014, 2013, and 2012 qualified pension costs was 8.5% and will be 8.25% for 2015.  Entergy’s expected long term rate of return on tax deferred other postretirement assets used to calculate other postretirement costs was 8.3% for 2014 and 8.5% for 2013 and 2012. It will be 8.05% for 2015.  For Entergy’s taxable postretirement assets, the expected long term rate of return was 6.5% for 2014, 2013, and 2012, and will be 6.25% in 2015.

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

Actuarial Assumption	Change in Assumption	Impact on 2014 Qualified Pension Cost	Impact on 2014 Qualified Projected Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$18,707	$271,656
Rate of return on plan assets	(0.25%)	$10,631	$—
Rate of increase in compensation	0.25%	$7,561	$44,183

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Postretirement Benefit Cost	Impact on 2014 Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$4,716	$63,342
Health care cost trend	0.25%	$7,953	$55,954

Each fluctuation above assumes that the other components of the calculation are held constant.

Accounting Mechanisms

Accounting standards require an employer to recognize in its balance sheet the funded status of its benefit plans.  See Note 11 to the financial statements for a further discussion of Entergy’s funded status.

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

Costs and Funding

In 2014, Entergy’s total qualified pension cost was $216.5 million, including a $0.7 million special termination charge related to workforce downsizing.  Entergy anticipates 2015 qualified pension cost to be $320.7 million.  Entergy’s pension funding was approximately $399 million for 2014.  Entergy’s contributions to the pension trust are currently estimated to be approximately $396.2 million in 2015, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.

Minimum required funding calculations as determined under Pension Protection Act guidance are performed annually as of January 1 of each year and are based on measurements of the assets and funding liabilities as measured at that date.  Any excess of the funding liability over the calculated fair market value of assets results in a funding shortfall that, under the Pension Protection Act, must be funded over a seven-year rolling period.  The Pension Protection Act also imposes certain plan limitations if the funded percentage, which is based on calculated fair market values of assets divided by funding liabilities, does not meet certain thresholds. For funding purposes, asset gains and losses are smoothed in to the calculated fair market value of assets and the funding liability is based upon a weighted average 24-month corporate bond rate published by the U.S. Treasury; therefore, periodic changes in asset returns and interest rates can affect funding shortfalls and future cash contributions.

Moving Ahead for Progress in the 21st Century Act (MAP-21) became federal law in July 2012.  Under the law, the segment rates used to calculate funding liabilities must be within a corridor of the 25-year average of prior segment rates.  The interest rate corridor applies to the determination of minimum funding requirements and benefit restrictions.  The pension funding stabilization provisions will provide for a near-term reduction in minimum funding

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

requirements for single employer defined benefit plans in response to the historically low interest rates that existed when the law was enacted.  The law did not reduce contribution requirements over the long term.

The Highway and Transportation Funding Act (HATFA) became federal law in August 2014. HATFA’s pension provisions provided a five-year extension of the MAP-21 pension funding stabilization.

Total postretirement health care and life insurance benefit costs for Entergy in 2014 were $50.1 million.  Entergy expects 2015 postretirement health care and life insurance benefit costs to be $66.2 million.  Entergy contributed $76.5 million to its postretirement plans in 2014.  Entergy’s current estimate of contributions to its other postretirement plans is approximately $66.9 million in 2015.

Federal Healthcare Legislation

The Patient Protection and Affordable Care Act (PPACA) became federal law on March 23, 2010, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 became federal law and amended certain provisions of the PPACA.  Entergy has implemented the major provisions of the law.

A 40% excise tax on per capita medical benefit costs that exceed certain thresholds is due to take effect beginning in 2018.  There are still many technical issues, however, that have not been finalized.  Entergy will continue to monitor these developments to determine the possible effect on Entergy.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

New Accounting Pronouncements

The accounting standard-setting process, including projects between the FASB and the International Accounting Standards Board (IASB) to converge U.S. GAAP and International Financial Reporting Standards, is ongoing and the FASB and the IASB are each currently working on several projects.  Final pronouncements that result from these projects could have a material effect on Entergy’s future net income, financial position, or cash flows.

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

In November 2014 the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The ASU states that for hybrid financial instruments issued in the form of a share, an entity should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. ASU 2014-16 is effective for Entergy for the first quarter 2016. Entergy does not expect ASU 2014-16 to affect materially its results of operations, financial position, or cash flows.

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

Entergy management assesses the design and effectiveness of Entergy’s internal control over financial reporting on an annual basis.  In making this assessment, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  The 2013 COSO Framework was utilized for management’s assessment. Management acknowledges, however, that all internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance with respect to financial statement preparation and presentation.

Entergy Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy Corporation’s internal control over financial reporting as of December 31, 2014.

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

Based on management’s assessment of internal controls using the 2013 COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2014.  Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

LEO P. DENAULT Chairman of the Board and Chief Executive Officer of Entergy Corporation
ANDREW S. MARSH
Executive Vice President and Chief Financial Officer of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.

HUGH T. MCDONALD Chairman of the Board, President, and Chief Executive Officer of Entergy Arkansas, Inc.	PHILLIP R. MAY, JR. Chairman of the Board, President, and Chief Executive Officer of Entergy Gulf States Louisiana, L.L.C. and Entergy Louisiana, LLC
HALEY R. FISACKERLY Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, Inc.	CHARLES L. RICE, JR. Chairman of the Board, President and Chief Executive Officer of Entergy New Orleans, Inc.
SALLIE T. RAINER Chair of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.	THEODORE H. BUNTING, JR. Chairman of the Board, President and Chief Executive Officer of System Energy Resources, Inc.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2014	2013	2012	2011	2010
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$12,494,921	$11,390,947	$10,302,079	$11,229,073	$11,487,577
Income from continuing operations	$960,257	$730,572	$868,363	$1,367,372	$1,270,305
Earnings per share from continuing operations:
Basic	$5.24	$3.99	$4.77	$7.59	$6.72
Diluted	$5.22	$3.99	$4.76	$7.55	$6.66
Dividends declared per share	$3.32	$3.32	$3.32	$3.32	$3.24
Return on common equity	9.58%	7.56%	9.33%	15.43%	14.61%
Book value per share, year-end	$55.83	$54.00	$51.72	$50.81	$47.53
Total assets	$46,527,854	$43,406,446	$43,202,502	$40,701,699	$38,685,276
Long-term obligations (a)	$12,740,579	$12,382,127	$12,141,370	$10,268,645	$11,575,973

(a) Includes long-term debt (excluding currently maturing debt), noncurrent capital lease obligations, and subsidiary preferred stock without sinking fund that is not presented as equity on the balance sheet.

	2014	2013	2012	2011	2010
	(Dollars In Millions)

Utility Electric Operating Revenues:
Residential	$3,555	$3,396	$3,022	$3,369	$3,375
Commercial	2,553	2,415	2,174	2,333	2,317
Industrial	2,623	2,405	2,034	2,307	2,207
Governmental	227	218	198	205	212
Total retail	8,958	8,434	7,428	8,214	8,111
Sales for resale	330	210	179	216	389
Other	304	298	264	244	241
Total	$9,592	$8,942	$7,871	$8,674	$8,741

Utility Billed Electric Energy Sales (GWh):
Residential	35,932	35,169	34,664	36,684	37,465
Commercial	28,827	28,547	28,724	28,720	28,831
Industrial	43,723	41,653	41,181	40,810	38,751
Governmental	2,428	2,412	2,435	2,474	2,463
Total retail	110,910	107,781	107,004	108,688	107,510
Sales for resale	9,462	3,020	3,200	4,111	4,372
Total	120,372	110,801	110,204	112,799	111,882

Entergy Wholesale Commodities:
Operating Revenues	$2,719	$2,313	$2,326	$2,414	$2,566
Billed Electric Energy Sales (GWh)	44,424	45,127	46,178	43,497	42,934

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated income statements, and consolidated statements of comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$9,591,902	$8,942,360	$7,870,649
Natural gas	181,794	154,353	130,836
Competitive businesses	2,721,225	2,294,234	2,300,594
TOTAL	12,494,921	11,390,947	10,302,079

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	2,632,558	2,445,818	2,036,835
Purchased power	1,915,414	1,554,332	1,255,800
Nuclear refueling outage expenses	267,679	256,801	245,600
Other operation and maintenance	3,310,536	3,331,934	3,045,392
Asset write-offs, impairments, and related charges	179,752	341,537	355,524
Decommissioning	272,621	242,104	184,760
Taxes other than income taxes	604,606	600,350	557,298
Depreciation and amortization	1,318,638	1,261,044	1,144,585
Other regulatory charges (credits) - net	(13,772)	45,597	175,104
TOTAL	10,488,032	10,079,517	9,000,898

Gain on sale of business	—	43,569	—

OPERATING INCOME	2,006,889	1,354,999	1,301,181

OTHER INCOME
Allowance for equity funds used during construction	64,802	66,053	92,759
Interest and investment income	147,686	199,300	127,776
Miscellaneous - net	(42,016)	(59,762)	(53,214)
TOTAL	170,472	205,591	167,321

INTEREST EXPENSE
Interest expense	661,083	629,537	606,596
Allowance for borrowed funds used during construction	(33,576)	(25,500)	(37,312)
TOTAL	627,507	604,037	569,284

INCOME BEFORE INCOME TAXES	1,549,854	956,553	899,218

Income taxes	589,597	225,981	30,855

CONSOLIDATED NET INCOME	960,257	730,572	868,363

Preferred dividend requirements of subsidiaries	19,536	18,670	21,690

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$940,721	$711,902	$846,673

Earnings per average common share:
Basic	$5.24	$3.99	$4.77
Diluted	$5.22	$3.99	$4.76

Basic average number of common shares outstanding	179,506,151	178,211,192	177,324,813
Diluted average number of common shares outstanding	180,296,885	178,570,400	177,737,565

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

Net Income	$960,257	$730,572	$868,363

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of $96,141, ($87,940), and ($55,750))	179,895	(161,682)	(97,591)
Pension and other postretirement liabilities
(net of tax expense (benefit) of ($152,763), $220,899, and ($61,223))	(281,566)	302,489	(91,157)
Net unrealized investment gains
(net of tax expense of $66,594, $118,878, and $61,104)	89,439	122,709	63,609
Foreign currency translation
(net of tax expense (benefit) of ($404), $131, and $275)	(751)	243	508
Other comprehensive income (loss)	(12,983)	263,759	(124,631)

Comprehensive Income	947,274	994,331	743,732
Preferred dividend requirements of subsidiaries	19,536	18,670	21,690
Comprehensive Income Attributable to Entergy Corporation	$927,738	$975,661	$722,042

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income	$960,257	$730,572	$868,363
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	2,127,892	2,012,076	1,771,649
Deferred income taxes, investment tax credits, and non-current taxes accrued	596,935	311,789	(26,479)
Asset write-offs, impairments and related charges	123,527	341,537	355,524
Gain on sale of business	—	(43,569)	—
Changes in working capital:
Receivables	98,493	(180,648)	(14,202)
Fuel inventory	3,524	4,873	(11,604)
Accounts payable	(12,996)	94,436	(6,779)
Prepaid taxes and taxes accrued	(62,985)	(142,626)	55,484
Interest accrued	25,013	(3,667)	1,152
Deferred fuel costs	(70,691)	(4,824)	(99,987)
Other working capital accounts	112,390	(66,330)	(151,989)
Changes in provisions for estimated losses	301,871	(248,205)	(24,808)
Changes in other regulatory assets	(1,061,537)	1,105,622	(398,428)
Changes in other regulatory liabilities	87,654	397,341	170,421
Changes in pensions and other postretirement liabilities	1,308,166	(1,433,663)	644,099
Other	(647,952)	314,505	(192,131)
Net cash flow provided by operating activities	3,889,561	3,189,219	2,940,285

INVESTING ACTIVITIES
Construction/capital expenditures	(2,119,191)	(2,287,593)	(2,674,650)
Allowance for equity funds used during construction	68,375	69,689	96,131
Nuclear fuel purchases	(537,548)	(517,825)	(557,960)
Payment for purchase of plant	—	(17,300)	(456,356)
Proceeds from sale of assets and businesses	10,100	147,922	—
Insurance proceeds received for property damages	40,670	—	—
Changes in securitization account	1,511	155	4,265
NYPA value sharing payment	(72,000)	(71,736)	(72,000)
Payments to storm reserve escrow account	(276,057)	(7,716)	(8,957)
Receipts from storm reserve escrow account	—	260,279	27,884
Decrease (increase) in other investments	46,983	(82,955)	15,175
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	21,034	109,105
Proceeds from nuclear decommissioning trust fund sales	1,872,115	2,031,552	2,074,055
Investment in nuclear decommissioning trust funds	(1,989,446)	(2,147,099)	(2,196,489)
Net cash flow used in investing activities	(2,954,488)	(2,601,593)	(3,639,797)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,100,069	3,746,016	3,478,361
Preferred stock of subsidiary	—	24,249	—
Mandatorily redeemable preferred membership units of subsidiary	—	—	51,000
Treasury stock	194,866	24,527	62,886
Retirement of long-term debt	(2,323,313)	(3,814,666)	(3,130,233)
Repurchase of common stock	(183,271)	—	—
Changes in credit borrowings and commercial paper - net	(448,475)	250,889	687,675
Other	23,579	—	—
Dividends paid:
Common stock	(596,117)	(593,037)	(589,209)
Preferred stock	(19,511)	(18,802)	(22,329)
Net cash flow provided by (used in) financing activities	(252,173)	(380,824)	538,151

Effect of exchange rates on cash and cash equivalents	—	(245)	(508)

Net increase (decrease) in cash and cash equivalents	682,900	206,557	(161,869)

Cash and cash equivalents at beginning of period	739,126	532,569	694,438

Cash and cash equivalents at end of period	$1,422,026	$739,126	$532,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$611,376	$570,212	$546,125
Income taxes	$77,799	$127,735	$49,214

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2014	2013
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$131,327	$129,979
Temporary cash investments	1,290,699	609,147
Total cash and cash equivalents	1,422,026	739,126
Accounts receivable:
Customer	596,917	670,641
Allowance for doubtful accounts	(35,663)	(34,311)
Other	220,342	195,028
Accrued unbilled revenues	321,659	340,828
Total accounts receivable	1,103,255	1,172,186
Deferred fuel costs	155,140	116,379
Accumulated deferred income taxes	27,783	175,073
Fuel inventory - at average cost	205,434	208,958
Materials and supplies - at average cost	918,584	915,006
Deferred nuclear refueling outage costs	214,188	192,474
Prepayments and other	343,223	410,489
TOTAL	4,389,633	3,929,691

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	36,234	40,350
Decommissioning trust funds	5,370,932	4,903,144
Non-utility property - at cost (less accumulated depreciation)	213,791	199,375
Other	405,169	210,616
TOTAL	6,026,126	5,353,485

PROPERTY, PLANT, AND EQUIPMENT
Electric	44,881,419	42,935,712
Property under capital lease	945,784	941,299
Natural gas	377,565	366,365
Construction work in progress	1,425,981	1,514,857
Nuclear fuel	1,542,055	1,566,904
TOTAL PROPERTY, PLANT AND EQUIPMENT	49,172,804	47,325,137
Less - accumulated depreciation and amortization	20,449,858	19,443,493
PROPERTY, PLANT AND EQUIPMENT - NET	28,722,946	27,881,644

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	836,064	849,718
Other regulatory assets (includes securitization property of $724,839 as of December 31, 2014 and $822,218 as of December 31, 2013)	4,968,553	3,893,363
Deferred fuel costs	238,102	172,202
Goodwill	377,172	377,172
Accumulated deferred income taxes	48,351	62,011
Other	920,907	887,160
TOTAL	7,389,149	6,241,626

TOTAL ASSETS	$46,527,854	$43,406,446

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2014	2013
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$899,375	$457,095
Notes payable and commercial paper	598,407	1,046,887
Accounts payable	1,166,431	1,173,313
Customer deposits	412,166	370,997
Taxes accrued	128,108	191,093
Accumulated deferred income taxes	38,039	28,307
Interest accrued	206,010	180,997
Deferred fuel costs	91,602	57,631
Obligations under capital leases	2,508	2,323
Pension and other postretirement liabilities	57,994	67,419
Other	248,251	484,510
TOTAL	3,848,891	4,060,572

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	9,133,161	8,724,635
Accumulated deferred investment tax credits	247,521	263,765
Obligations under capital leases	29,710	32,218
Other regulatory liabilities	1,383,609	1,295,955
Decommissioning and asset retirement cost liabilities	4,458,296	3,933,416
Accumulated provisions	418,128	115,139
Pension and other postretirement liabilities	3,638,295	2,320,704
Long-term debt (includes securitization bonds of $784,862 as of December 31, 2014 and $883,013 as of December 31, 2013)	12,500,109	12,139,149
Other	557,649	583,667
TOTAL	32,366,478	29,408,648

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	210,760	210,760

EQUITY
Common Shareholders’ Equity:
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2014 and in 2013	2,548	2,548
Paid-in capital	5,375,353	5,368,131
Retained earnings	10,169,657	9,825,053
Accumulated other comprehensive loss	(42,307)	(29,324)
Less - treasury stock, at cost (75,512,079 shares in 2014 and 76,381,936 shares in 2013)	5,497,526	5,533,942
Total common shareholders’ equity	10,007,725	9,632,466
Subsidiaries’ preferred stock without sinking fund	94,000	94,000
TOTAL	10,101,725	9,726,466

TOTAL LIABILITIES AND EQUITY	$46,527,854	$43,406,446

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2014, 2013, and 2012

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2011	$94,000	$2,548	($5,680,468)	$5,360,682	$9,446,960	($168,452)	$9,055,270

Consolidated net income (a)	21,690	—	—	—	846,673	—	868,363
Other comprehensive loss	—	—	—	—	—	(124,631)	(124,631)
Common stock issuances related to stock plans	—	—	105,649	(2,830)	—	—	102,819
Common stock dividends declared	—	—	—	—	(589,042)	—	(589,042)
Preferred dividend requirements of subsidiaries (a)	(21,690)	—	—	—	—	—	(21,690)

Balance at December 31, 2012	$94,000	$2,548	($5,574,819)	$5,357,852	$9,704,591	($293,083)	$9,291,089

Consolidated net income (a)	18,670	—	—	—	711,902	—	730,572
Other comprehensive income	—	—	—	—	—	263,759	263,759
Common stock issuances related to stock plans	—	—	40,877	10,279	—	—	51,156
Common stock dividends declared	—	—	—	—	(591,440)	—	(591,440)
Preferred dividend requirements of subsidiaries (a)	(18,670)	—	—	—	—	—	(18,670)

Balance at December 31, 2013	$94,000	$2,548	($5,533,942)	$5,368,131	$9,825,053	($29,324)	$9,726,466

Consolidated net income (a)	19,536	—	—	—	940,721	—	960,257
Other comprehensive loss	—	—	—	—	—	(12,983)	(12,983)
Common stock repurchases	—	—	(183,271)	—	—	—	(183,271)
Common stock issuances related to stock plans	—	—	219,687	7,222	—	—	226,909
Common stock dividends declared	—	—	—	—	(596,117)	—	(596,117)
Preferred dividend requirements of subsidiaries (a)	(19,536)	—	—	—	—	—	(19,536)

Balance at December 31, 2014	$94,000	$2,548	($5,497,526)	$5,375,353	$10,169,657	($42,307)	$10,101,725

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2014, 2013, and 2012 include $12.9 million, $12 million, and $15 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Accounting for MISO transactions

In December 2013, Entergy joined MISO, a regional transmission organization that maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the MISO market, Entergy offers its generation and bids its load into the market on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations on the transmission system, generation, and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire MISO system. Entergy nets purchases and sales within the MISO market on an hourly basis and reports in operating revenues when in a net selling position and in operating expenses when in a net purchasing position.

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

Net property, plant, and equipment for Entergy (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2014 and 2013, is shown below:

2014	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$9,639	$6,586	$3,053	$—
Other	3,425	3,067	358	—
Transmission	4,197	4,164	33	—
Distribution	6,973	6,973	—	—
Other	1,521	1,373	145	3
Construction work in progress	1,426	969	456	1
Nuclear fuel	1,542	840	702	—
Property, plant, and equipment - net	$28,723	$23,972	$4,747	$4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$9,667	$6,601	$3,066	$—
Other	2,836	2,465	371	—
Transmission	3,929	3,894	35	—
Distribution	6,716	6,716	—	—
Other	1,652	1,475	174	3
Construction work in progress	1,515	1,217	298	—
Nuclear fuel	1,567	855	712	—
Property, plant, and equipment - net	$27,882	$23,223	$4,656	$3

Depreciation rates on average depreciable property for Entergy approximated 2.8% in 2014, 2.6% in 2013, and 2.5% in 2012.  Included in these rates are the depreciation rates on average depreciable Utility property of 2.5% in 2014, 2.5% in 2013, and 2.4% 2012, and the depreciation rates on average depreciable Entergy Wholesale Commodities property of 5.5% in 2014, 4.1% in 2013, and 3.5% in 2012. The increase in 2014 for Entergy Wholesale Commodities resulted from implementation of a new depreciation study.

Entergy amortizes nuclear fuel using a units-of-production method.  Nuclear fuel amortization is included in fuel expense in the income statements.

“Non-utility property - at cost (less accumulated depreciation)” for Entergy is reported net of accumulated depreciation of $185.5 million and $203 million as of December 31, 2014 and 2013, respectively.

Construction expenditures included in accounts payable is $209 million and $166 million at December 31, 2014 and 2013, respectively.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2014 and 2013, is shown below:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,097	$1,403	$2,151	$—	$—	$—	$1,935
Other	593	282	1,279	526	(11)	399	—
Transmission	1,166	711	859	642	44	695	48
Distribution	1,928	1,004	1,443	1,125	357	1,116	—
Other	164	173	287	194	181	98	17
Construction work in progress	284	127	242	68	19	125	50
Nuclear fuel	294	132	163	—	—	—	251
Property, plant, and equipment - net	$5,526	$3,832	$6,424	$2,555	$590	$2,433	$2,301

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,047	$1,422	$2,202	$—	$—	$—	$1,930
Other	609	271	684	537	(7)	371	—
Transmission	1,086	646	770	638	31	673	49
Distribution	1,831	950	1,420	1,096	340	1,079	—
Other	192	184	292	197	181	106	17
Construction work in progress	209	105	673	37	29	95	29
Nuclear fuel	322	197	147	—	—	—	189
Property, plant, and equipment - net	$5,296	$3,775	$6,188	$2,505	$574	$2,324	$2,214

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2014	2.4%	1.8%	2.5%	2.6%	3.1%	2.5%	3.0%
2013	2.5%	1.8%	2.5%	2.6%	3.0%	2.5%	2.8%
2012	2.5%	1.8%	2.4%	2.6%	3.0%	2.4%	2.8%

Non-utility property - at cost (less accumulated depreciation) for Entergy Gulf States Louisiana is reported net of accumulated depreciation of $151 million and $146 million as of December 31, 2014 and 2013, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $3.2 million and $3 million as of December 31, 2014 and 2013, respectively. Non-utility property - at cost (less accumulated depreciation) for Entergy Mississippi is reported net of accumulated depreciation of $2.2 million and $2.1 million as of December 31, 2014 and 2013, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Texas is reported net of accumulated depreciation of $10.4 million and $10.4 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, construction expenditures included in accounts payable are $37.3 million for Entergy Arkansas, $23.4 million for Entergy Gulf States Louisiana, $48 million for Entergy Louisiana, $7.8 million for Entergy Mississippi, $0.9 million for Entergy New Orleans, $24.1 million for Entergy Texas, and $7.7 million for System Energy.  As of December 31, 2013, construction expenditures included in accounts payable are $61.9 million for Entergy Arkansas, $13.1 million for Entergy Gulf States Louisiana, $31.1 million for Entergy Louisiana, $2.8 million for Entergy Mississippi, $1.7 million for Entergy New Orleans, $10.9 million for Entergy Texas, and $6.7 million for System Energy.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties.  The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2014, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Generating Stations		Fuel-Type	Total Megawatt Capability (a)	Ownership		Investment	Accumulated Depreciation
						(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	839	31.50%		$129	$98
	Common Facilities	Coal		15.75%		$34	$26
White Bluff	Units 1 and 2	Coal	1,637	57.00%		$503	$355
Ouachita (b)	Common Facilities	Gas		66.67%		$169	$145
Entergy Gulf States Louisiana -
Roy S. Nelson	Unit 6	Coal	537	40.25%		$261	$181
Roy S. Nelson	Unit 6 Common Facilities	Coal		17.70%		$10	$4
Big Cajun 2	Unit 3	Coal	594	24.15%		$149	$105
Ouachita (b)	Common Facilities	Gas		33.33%		$87	$74
Entergy Louisiana -
Acadia	Common Facilities	Gas		50.00%		$19	$—
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,681	25.00%		$251	$149
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	537	29.75%		$188	$115
Roy S. Nelson	Unit 6 Common Facilities	Coal		13.07%		$6	$2
Big Cajun 2	Unit 3	Coal	594	17.85%		$112	$72
System Energy -
Grand Gulf	Unit 1	Nuclear	1,409	90.00%	(c)	$4,819	$2,820
Entergy Wholesale Commodities:
Independence	Unit 2	Coal	842	14.37%		$69	$46
Independence	Common Facilities	Coal		7.18%		$16	$11
Roy S. Nelson	Unit 6	Coal	537	10.9%		$107	$57
Roy S. Nelson	Unit 6 Common Facilities	Coal		4.79%		$2	$1

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

Income Taxes

Entergy Corporation and the majority of its subsidiaries file a United States consolidated federal income tax return.  Each tax-paying entity records income taxes as if it were a separate taxpayer and consolidating adjustments are allocated to the tax filing entities in accordance with Entergy’s intercompany income tax allocation agreement.  Deferred income taxes are recorded for temporary differences between the book and tax basis of assets and liabilities, and for certain losses and credits available for carryforward.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates in the period in which the tax or rate was enacted.

The benefits of investment tax credits are deferred and amortized over the average useful life of the related property, as a reduction of income tax expense, for such credits associated with regulated operations in accordance with ratemaking treatment.

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculation included on the consolidated statements of income:

	For the Years Ended December 31,
	2014		2013		2012
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Net income attributable to Entergy Corporation	$940.7		$711.9		$846.7
Basic earnings per average common share	179.5	$5.24	178.2	$3.99	177.3	$4.77
Average dilutive effect of:
Stock options	0.3	(0.01)	0.1	—	0.3	(0.01)
Other equity plans	0.5	(0.01)	0.3	—	0.1	—
Diluted earnings per average common shares	180.3	$5.22	178.6	$3.99	177.7	$4.76

The calculation of diluted earnings per share excluded 5,743,013 options outstanding at December 31, 2014, 8,866,542 options outstanding at December 31, 2013, and 7,164,319 options outstanding at December 31, 2012 that

Entergy Corporation and Subsidiaries
Notes to Financial Statements

could potentially dilute basic earnings per share in the future.  Those options were not included in the calculation of diluted earnings per share because the exercise price of those options exceeded the average market price for the year.

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

Entergy Gulf States Louisiana does not apply regulatory accounting standards to the Louisiana retail deregulated portion of River Bend, the 30% interest in River Bend formerly owned by Cajun, and its steam business, unless specific cost recovery is provided for in tariff rates.  The Louisiana retail deregulated portion of River Bend is operated under a deregulated asset plan representing a portion (approximately 15%) of River Bend plant costs, generation, revenues, and expenses established under a 1992 LPSC order.  The plan allows Entergy Gulf States Louisiana to sell the electricity from the deregulated assets to Louisiana retail customers at 4.6 cents per kWh or off-system at higher prices, with certain provisions for sharing incremental revenue above 4.6 cents per kWh between customers and shareholders.

Regulatory Asset for Income Taxes

Accounting standards for income taxes provide that a regulatory asset or liability be recorded if it is probable that the currently determinable future increase or decrease in regulatory income tax expense will be recovered from or reimbursed to customers through future rates. The primary source of Entergy’s regulatory asset for income taxes is related to the ratemaking treatment of the tax effects of book depreciation for the equity component of AFUDC that has been capitalized to property, plant, and equipment but for which there is no corresponding tax basis. Equity-AFUDC is a component of property, plant, and equipment that is included in rate base when the plant is placed in service.

Cash and Cash Equivalents

Entergy considers all unrestricted highly liquid debt instruments with an original maturity of three months or less at date of purchase to be cash equivalents.

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

Investments

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries record an offsetting amount in other regulatory liabilities/assets for the unrealized gains/(losses) on investment securities.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Gulf States Louisiana has recorded an offsetting amount in other deferred credits for the unrealized gains/(losses).  Decommissioning trust funds for Pilgrim, Indian Point 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  See Note 17 to the financial statements for details on the decommissioning trust funds.

Equity Method Investments

Entergy owns investments that are accounted for under the equity method of accounting because Entergy’s ownership level results in significant influence, but not control, over the investee and its operations.  Entergy records its share of the investee's comprehensive earnings and losses in income and as an increase or decrease to the investment account. Any cash distributions are charged against the investment account. Entergy discontinues the recognition of losses on equity investments when its share of losses equals or exceeds its carrying amount for an investee plus any advances made or commitments to provide additional financial support.  See Note 14 to the financial statements for additional information regarding Entergy’s equity method investments.

Derivative Financial Instruments and Commodity Derivatives

The accounting standards for derivative instruments and hedging activities require that all derivatives be recognized at fair value on the balance sheet, either as assets or liabilities, unless they meet various exceptions including the normal purchase, normal sales criteria.  The changes in the fair value of recognized derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Due to regulatory treatment, an offsetting regulatory asset or liability is recorded for changes in fair value of recognized derivatives for the Registrant Subsidiaries.

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

For other contracts for commodities in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or forecasted transactions that qualify as cash flow hedges, the changes in the fair value of such derivative instruments are reported in other comprehensive income.  To qualify for hedge accounting, the relationship between the hedging instrument and the hedged item must be documented to include the risk management objective and strategy and, at inception and on an ongoing basis, the effectiveness of the hedge in offsetting the changes in the cash flows of the item being hedged.  Gains or losses accumulated in other comprehensive income are reclassified to earnings in the periods when the underlying transactions actually occur.  The ineffective portions of all hedges are recognized in current-period earnings. Changes in the fair value of derivative instruments that are not designated as cash flow hedges are recorded in current-period earnings on a mark-to-market basis.

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

Two nuclear power plants in the Entergy Wholesale Commodities business segment (Indian Point 2 and Indian Point 3) have an application pending for renewed NRC licenses.  Various parties have expressed opposition to renewal of the licenses.  Under federal law, nuclear power plants may continue to operate beyond their original license expiration dates while their timely filed renewal applications are pending NRC approval.  On September 28, 2013, Indian Point 2 reached the expiration date of its original NRC operating license and entered into the period of extended operation under the timely renewal rule. In December 2015, Indian Point 3 will reach the expiration date of its original NRC operations license and, similarly, will enter the period of extended operation under the timely renewal rule if its license is not renewed before then. If the NRC does not renew the operating license for either of these plants, the plant’s operating life could be shortened, reducing its projected net cash flows and potentially impairing its value as an asset.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In March 2011 the NRC renewed Vermont Yankee’s operating license for an additional 20 years.  The renewed operating license expires in March 2032. Vermont Yankee operated under a Certificate of Public Good from the State of Vermont that was scheduled to expire in March 2012, but had an amended petition pending before the Vermont Public Service Board (VPSB) for a renewed Certificate of Public Good to operate until March 2032.

In June 2013 the VPSB completed hearings on Entergy’s amended petition for a Certificate of Public Good to continuing operating Vermont Yankee. In August 2013, Entergy announced that it planned to close Vermont Yankee at the end of 2014 and that same day filed a second amended petition seeking authorization to operate the plant only until that date. In December 2013, Entergy and Vermont entered into a settlement agreement, with an accompanying memorandum of understanding that was filed with the VPSB, under which Vermont agreed to support Entergy’s request to operate Vermont Yankee until the end of 2014. The settlement agreement provided for Entergy to make $10 million in economic transition payments, $5 million in clean energy development support, and a transitional $5 million payment to Vermont. The settlement agreement also provided for Entergy to set aside a new $25 million fund to ensure the Vermont Yankee site is restored after decommissioning. These terms were contingent upon the VPSB issuing by March 31, 2014 a Certificate of Public Good authorizing Vermont Yankee’s operation through 2014, and otherwise conforming to the terms of the settlement agreement. The settlement agreement also provided for the dismissal or discontinuation of other litigation between Entergy and Vermont. On March 28, 2014, the VPSB approved the memorandum of understanding and issued a Certificate of Public Good authorizing Vermont Yankee to operate until December 31, 2014.  In May 2014 the VPSB denied a motion that had been filed by one of the intervenors to amend its approval order. Pursuant to its commitment in the settlement agreement, Entergy Vermont Yankee provided to the Vermont parties in October 2014, a site assessment study of the costs and tasks of radiological decommissioning, spent nuclear fuel management, and site restoration of Vermont Yankee.  Entergy Vermont Yankee also filed its Post-Shutdown Decommissioning Activities Report (PSDAR) for Vermont Yankee with the NRC in December 2014.

Because of the uncertainty regarding the continued operation of Vermont Yankee, Entergy tested the recoverability of the plant and related assets in each quarter since the first quarter 2010 after a bill to approve the continued operation of Vermont Yankee was defeated in the Vermont legislature. Vermont law at that time required legislative approval of Vermont Yankee’s continued operation although that law was later invalidated by the U.S. federal courts as preempted by the Atomic Energy Act.  The determination of recoverability is based on the probability-weighted undiscounted net cash flows expected to be generated by the plant and related assets.  Projected net cash flows primarily depend on the status of the pending legal and state regulatory matters, as well as projections of future revenues and expenses over the remaining life of the plant.  Prior to the first quarter 2012, the probability-weighted undiscounted net cash flows exceeded the carrying value of the Vermont Yankee plant and related assets.  The decline, however, in the overall energy market and the projected forward prices of power as of March 31, 2012, which are significant inputs in the determination of net cash flows, resulted in the probability-weighted undiscounted future cash flows being less than the asset group’s carrying value.  Entergy performed a fair value analysis based on the income approach, a discounted cash flow method, to determine the amount of impairment. The estimated fair value of the plant and related assets at March 31, 2012 was $162 million, while the carrying value was $517.5 million.  Therefore, the assets were written down to their fair value and an impairment charge of $355.5 million ($223.5 million after-tax) was recognized.  The impairment charge was recorded as a separate line item in Entergy’s consolidated statement of income for 2012, and is included within the results of the Entergy Wholesale Commodities segment.

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

On August 27, 2013, Entergy announced its plan to close and decommission Vermont Yankee at the end of its fuel cycle at the end of 2014. This decision was approved by the Board in August 2013, although the exact date of shutdown was not determined. The decision to shut down the plant was primarily due to sustained low natural gas and wholesale energy prices, the high cost structure of the plant, and lack of a market structure that adequately compensates merchant nuclear plants for their environmental and fuel diversity benefits in the region in which the plant operates.

As a result of the decision to shut down the plant, Entergy recognized non-cash impairment and other related charges of $291.5 million ($183.7 million after-tax) during the third quarter 2013 to write down the carrying value of Vermont Yankee and related assets to their fair values. Entergy performed a fair value analysis based on the income approach, a discounted cash flow method, to determine the amount of impairment. The estimated fair value of the plant and related assets was $62 million, while the carrying value was $349 million. The carrying value of $349 million reflected the effect of a $58 million increase in Vermont Yankee’s estimated decommissioning cost liability and the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations. Impairment and other related charges were recorded as a separate line item in Entergy’s consolidated statements of income for 2013 and this impairment charge is included within the results of the Entergy Wholesale Commodities segment.

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

As a result of the settlement agreement entered into by Entergy and Vermont regarding the remaining operation and decommissioning of Vermont Yankee discussed above, Entergy reassessed its assumptions regarding the timing of decommissioning cash flows for Vermont Yankee. The reassessment resulted in a $27.2 million increase in the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

decommissioning cost liability and a corresponding impairment charge, recorded in December 2013. As part of the development of the site assessment study and PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2014. The revised estimate, along with reassessment of the assumptions regarding the timing of decommissioning cash flows, resulted in a $101.6 million increase in the decommissioning cost liability and a corresponding impairment charge, recorded in September 2014. Impairment charges are recorded as a separate line item in Entergy’s consolidated statements of income for 2014 and 2013, and this impairment charge is included within the results of the Entergy Wholesale Commodities segment.

In addition to the $101.6 million impairment charge in September 2014 and depreciation recorded on the remaining plant balance in 2014, Entergy also recorded charges of $45.8 million related to severance and employee retention costs in 2014 relating to the shutdown of Vermont Yankee.

Vermont Yankee ceased operation in December 2014. In January 2015, Vermont Yankee completed the defueling of the reactor and submitted the certification of permanent cessation of operations and permanent removal of fuel from the reactor vessel to the NRC.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

New Accounting Pronouncements

The accounting standard-setting process, including projects between the FASB and the International Accounting Standards Board (IASB) to converge U.S. GAAP and International Financial Reporting Standards, is ongoing and the FASB and the IASB are each currently working on several projects.  Final pronouncements that result from these projects could have a material effect on Entergy’s future net income, financial position, or cash flows.

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

In November 2014 the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The ASU states that for hybrid financial instruments issued in the form of a share, an entity should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. ASU 2014-16 is effective for Entergy for the first quarter 2016. Entergy does not expect ASU 2014-16 to affect materially its results of operations, financial position, or cash flows.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets and Regulatory Liabilities

Regulatory assets represent probable future revenues associated with costs that Entergy expects to recover from customers through the regulatory ratemaking process under which the Utility business operates. Regulatory liabilities represent probable future reductions in revenues associated with amounts that Entergy expects to benefit customers through the regulatory ratemaking process under which the Utility business operates. In addition to the regulatory assets and liabilities that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” and “Other regulatory liabilities” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2014 and 2013:

Other Regulatory Assets

Entergy

	2014	2013
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	$2,798.8	$1,723.1
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 – Storm Cost Recovery Filings with Retail Regulators)	736.2	786.8
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (b)	513.8	447.6
Removal costs - recovered through depreciation rates (Note 9) (b)	245.1	188.9
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	139.2	160.6
Under-recovered retail rate revenues - recovered through rate riders when rates are redetermined periodically	79.6	77.7
Unamortized loss on reacquired debt - recovered over term of debt	76.2	83.0
MISO implementation costs - recovery through retail rate riders (Note 2 - Retail Rate Proceedings)	69.6	74.7
Transition to competition costs - recovered over a 15-year period through February 2021	66.2	74.4
New nuclear generation development costs (Note 2 - New Nuclear Generation Development Costs) (c)	58.4	115.2
Human capital management costs - recovery through retail rate mechanisms (Note 2 - Retail Rate Proceedings)	42.3	45.0
Other	143.2	116.4
Entergy Total	$4,968.6	$3,893.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	2014	2013
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	$838.2	$517.1
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (b)	254.8	225.9
Storm damage costs - recovered either through securitization or retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	125.6	115.2
Removal costs - recovered through depreciation rates (Note 9) (b)	59.0	18.6
Unamortized loss on reacquired debt - recovered over term of debt	26.2	28.8
MISO implementation costs - recovery through retail rates through 2018 (Note 2 - Retail Rate Proceedings) (c)	25.1	30.9
Under-recovered retail rate revenues - recovered through rate riders when rates are redetermined periodically	23.3	36.1
Human capital management costs - recovery through retail rates through June 2017 (Note 2 - Retail Rate Proceedings) (c)	17.3	22.0
Incremental ice storm costs - recovered through 2032	9.0	9.5
Other	12.8	10.3
Entergy Arkansas Total	$1,391.3	$1,014.4

Entergy Gulf States Louisiana

	2014	2013
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (b)	$286.8	$194.2
New nuclear generation development costs - recovery through formula rate plan beginning December 2014 through November 2022 (Note 2 - New Nuclear Generation Development Costs) (c)	29.2	29.5
Spindletop gas storage facility - recovery period through December 2032 (a)	26.2	27.8
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	18.6	20.5
MISO implementation costs - recovery through the MISO cost recovery mechanism beginning December 2014 through November 2017 (Note 2 - Retail Rate Proceedings)	15.7	15.3
Human capital management costs - recovery through formula rate plan beginning December 2014 through November 2017 (Note 2 - Retail Rate Proceedings)	11.2	10.0
Under-recovered retail rate revenues - recovered through rate riders when rates are redetermined periodically	11.1	3.0
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (b)	10.8	11.0
Gas hedging costs - recovered through fuel rates upon settlement (Note 16 - Derivatives)	8.2	—
Unamortized loss on reacquired debt - recovered over term of debt	6.8	8.3
Other	1.8	1.9
Entergy Gulf States Louisiana Total	$426.4	$321.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2014	2013
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (b)	$487.2	$318.4
Asset Retirement Obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (b)	156.7	139.2
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	139.2	160.6
New nuclear generation development costs - recovery through formula rate plan beginning December 2014 through November 2022 (Note 2 - New Nuclear Generation Development Costs) (c)	29.2	29.5
MISO implementation costs - recovery through the MISO cost recovery mechanism beginning December 2014 through November 2017 (Note 2 - Retail Rate Proceedings)	21.4	20.8
Unamortized loss on reacquired debt - recovered over term of debt	14.3	15.2
Human capital management costs - recovery through formula rate plan beginning December 2014 through November 2017 (Note 2 - Retail Rate Proceedings)	13.8	13.0
Storm damage costs, including hurricane costs - recovered through retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	13.7	3.4
Other	38.7	15.4
Entergy Louisiana Total	$914.2	$715.5

Entergy Mississippi

	2014	2013
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	$224.3	$135.3
Removal costs - recovered through depreciation rates (Note 9) (b)	76.3	64.3
Under-recovered retail rate revenues - recovered through rate riders when rates are redetermined periodically	28.7	39.2
Unamortized loss on reacquired debt - recovered over term of debt	8.2	8.9
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (b)	6.3	5.9
Baxter Wilson outage costs - recovered through retail rates over two years beginning February 2015 (Note 8 - Baxter Wilson Plant Event)	6.0	—
MISO implementation costs - recovery through retail rate riders (Note 2 – Retail Rate Proceedings)	4.0	4.2
New nuclear generation development costs (Note 2 - New Nuclear Generation Development Costs)	—	56.2
Other	10.9	4.5
Entergy Mississippi Total	$364.7	$318.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

	2014	2013
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	$115.8	$76.8
Removal costs - recovered through depreciation rates (Note 9) (b)	35.2	34.9
Michoud plant maintenance – recovered over a 7-year period through September 2018	7.2	9.1
Storm damage costs, including hurricane costs - recovered through retail rates and securitization (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	5.0	4.6
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (b)	3.8	3.7
Unamortized loss on reacquired debt - recovered over term of debt	1.8	2.0
Other	6.8	6.1
Entergy New Orleans Total	$175.6	$137.2

Entergy Texas

	2014	2013
	(In Millions)
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	$591.7	$663.6
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	217.0	143.0
Transition to competition costs - recovered over a 15-year period through February 2021	66.2	74.4
Removal costs - recovered through depreciation rates (Note 9) (b)	18.9	15.1
Unamortized loss on reacquired debt - recovered over term of debt	10.5	7.7
Rate case costs - recovered through retail rates (c)	8.4	10.8
Other	9.4	4.6
Entergy Texas Total	$922.1	$919.2
System Energy

	2014	2013
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Other Postretirement Benefits) (b)	$191.0	$132.9
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	80.4	60.8
Removal costs - recovered through depreciation rates (Note 9) (b)	55.7	56.0
Unamortized loss on reacquired debt - recovered over term of debt	8.5	12.0
System Energy Total	$335.6	$261.7

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(b)	Does not earn a return on investment, but is offset by related liabilities.

(c)	Does not earn a return on investment.

Other Regulatory Liabilities

Entergy

	2014	2013
Unrealized gains on nuclear decommissioning trust funds (Note 17) (a)	$656.7	$529.6
Vidalia purchased power agreement (Note 8)	242.8	263.1
Louisiana Act 55 financing savings obligation (Note 2)	156.0	156.0
Removal costs - returned to customers through depreciation rates (Note 9) (a)	82.7	72.3
Grand Gulf sale-leaseback - (Note 10 - Sale and Leaseback Transactions)	79.5	92.3
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the UPSA	53.6	60.7
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and FERC	44.4	44.4
Asset retirement obligation - will be returned to customers dependent upon timing of decommissioning (Note 9) (a)	27.7	31.5
Other	40.2	46.1
Entergy Total	$1,383.6	$1,296.0

Entergy Arkansas

	2014	2013
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 17) (a)	$254.0	$214.1
Deferred capacity acquisition cost recovery - returned to customers through rate riders when rates are redetermined periodically	—	4.7
Other	—	0.6
Entergy Arkansas Total	$254.0	$219.4

Entergy Gulf States Louisiana

	2014	2013
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 17) (a)	$85.9	$64.1
Removal costs - returned to customers through depreciation rates (Note 9) (a)	36.9	35.3
Asset retirement obligation - will be returned to customers dependent upon timing of decommissioning (Note 9) (a)	27.7	31.5
Louisiana Act 55 financing savings obligation (Note 2)	25.5	25.5
Gas hedging costs - returned to customers through fuel rates (Note 16 - Derivatives)	—	2.2
Other	0.3	0.8
Entergy Gulf States Louisiana Total	$176.3	$159.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2014	2013
	(In Millions)
Vidalia purchased power agreement (Note 8)	$242.8	$263.1
Louisiana Act 55 financing savings obligation (Note 2)	130.5	130.5
Unrealized gains on nuclear decommissioning trust funds (Note 17) (a)	123.2	98.9
Removal costs - returned to customers through depreciation rates (Note 9) (a)	45.7	37.0
Other	3.9	3.7
Entergy Louisiana Total	$546.1	$533.2

Entergy Texas

	2014	2013
	(In Millions)
Transition to competition costs - returned to customers through rate riders when rates are redetermined periodically	$5.1	$4.2
Line loss adjustment - returned to customers through fuel rates	—	1.0
Entergy Texas Total	$5.1	$5.2

System Energy

	2014	2013
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 17) (a)	$193.6	$152.4
Grand Gulf sale-leaseback - (Note 10 - Sale and Leaseback Transactions)	79.5	92.3
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the UPSA	53.6	60.7
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and FERC	44.4	44.4
System Energy Total	$371.1	$349.8

(a)	Offset by related asset.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fuel and purchased power cost recovery

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2014 and 2013 that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

	2014	2013
	(In Millions)
Entergy Arkansas (a)	$209.2	$68.7
Entergy Gulf States Louisiana (b)	$89.5	$109.7
Entergy Louisiana (b)	$17.6	$37.6
Entergy Mississippi	($2.2)	$38.1
Entergy New Orleans (b)	($24.3)	($19.1)
Entergy Texas	$11.9	($4.1)

(a)
2014 includes $65.9 million for Entergy Arkansas of fuel, purchased power, and capacity costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.

(b)
2014 and 2013 include $100.1 million for Entergy Gulf States Louisiana, $68 million for Entergy Louisiana, and $4.1 million for Entergy New Orleans of fuel, purchased power, and capacity costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.

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

In May 2014, Entergy Arkansas filed its annual redetermination of the production cost allocation rider to recover the $3 million unrecovered retail balance as of December 31, 2013 and the $67.8 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. In June 2014 the APSC suspended the annual redetermination of the production cost allocation rider and scheduled a hearing in September 2014. Upon a joint motion of the parties, the APSC canceled the September 2014 hearing and in January 2015 the APSC issued an order approving Entergy Arkansas’s request for recovery of the $3 million under-recovered amount based on the true-up of the production cost allocation rider and the $67.8 million May 2014 System Agreement bandwidth remedy payment subject to refund with interest, with recovery of these payments concluding with the last billing cycle in December 2015. The APSC also found that Entergy Arkansas is entitled to carrying charges pursuant to the current terms of the production cost allocation rider. Entergy Arkansas made its compliance filing pursuant to the order in January 2015 and the APSC issued its approval order, also in January 2015. The redetermined rate went into effect the first billing cycle of February 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In October 2005 the APSC initiated an investigation into Entergy Arkansas’s interim energy cost recovery rate.  The investigation focused on Entergy Arkansas’s 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries.  In March 2006 the APSC extended its investigation to cover the costs included in Entergy Arkansas’s March 2006 annual energy cost rate filing, and a hearing was held in the APSC investigation in October 2006.

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

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its redetermination of its energy cost rate to be filed in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude $65.9 million of deferred fuel and purchased energy costs incurred in 2013 from the redetermination of its 2014 energy cost rate. The $65.9 million is an estimate of the incremental fuel and replacement energy costs that Entergy Arkansas incurred as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information is available regarding various claims associated with the ANO stator incident. The APSC approved Entergy Arkansas’s request in February 2014. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements for further discussion of the ANO stator incident.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Mississippi

Entergy Mississippi’s rate schedules include an energy cost recovery rider that is adjusted annually to reflect accumulated over- or under-recoveries.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.

Entergy Mississippi had a deferred fuel balance of $60.4 million as of March 31, 2014. In May 2014, Entergy Mississippi filed for an interim adjustment under its energy cost recovery rider. The interim adjustment proposed a net energy cost factor designed to collect over a six-month period the under-recovered deferred fuel balance as of March 31, 2014 and also reflected a natural gas price of $4.50 per MMBtu. In May 2014, Entergy Mississippi and the Public Utilities Staff entered into a joint stipulation in which Entergy Mississippi agreed to a revised net energy cost factor that reflected the proposed interim adjustment with a reduction in costs recovered through the energy cost recovery rider associated with the suspension of the DOE nuclear waste storage fee. In June 2014 the MPSC approved the joint stipulation and allowed Entergy Mississippi’s interim adjustment. In November 2014, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider.  Due to lower gas prices and a lower deferred fuel balance, the redetermined annual factor was a decrease from the revised interim net energy cost factor.  In January 2015 the MPSC approved the redetermined annual factor effective January 30, 2015.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In August 2014, Entergy Texas filed an application seeking PUCT approval to implement an interim fuel refund of approximately $24.6 million for over-collected fuel costs incurred during the months of November 2012 through April 2014. This refund resulted from (i) applying $48.6 million in bandwidth remedy payments that Entergy Texas received in May 2014 related to the June - December 2005 period to Entergy Texas’s $8.7 million under-recovered fuel balance as of April 30, 2014 and (ii) netting that fuel balance against the $15.3 million bandwidth remedy payment that Entergy Texas made related to calendar year 2013 production costs. Also in August 2014, Entergy Texas filed an unopposed motion for interim rates to implement these refunds for most customers over a two-month period commencing with September 2014. The PUCT issued its order approving the interim relief in August 2014 and Entergy Texas completed the refunds in October 2014. Parties intervened in this matter. All parties agreed that this case should be bifurcated such that the interim refunds would become final in a separate docket. The current docket would remain in place to potentially address additional rough production cost equalization-related matters that are not part of the interim refunds discussed above. In January 2015, Entergy Texas filed a request for this severance and final approval of the interim refund. Both applications are pending.

At the PUCT’s April 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy. The PUCT issued an order in May 2013 adopting the rule allowing for a purchased power capacity rider, subject to an offsetting adjustment for load growth. The rule, as adopted, also includes a process for obtaining pre-approval by the PUCT of purchased power agreements. Entergy Texas has not exercised the option to recover its capacity costs under the new rider mechanism, but will continue to evaluate the benefits of utilizing the new rider to recover future capacity costs.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing assumed Entergy Arkansas’s transition to MISO in December 2013, and requested a rate increase of $174 million, including $49 million of revenue being transferred from collection in riders to base rates. The filing also proposed a new transmission rider and a capacity cost recovery rider. The filing requested a 10.4% return on common equity. In September 2013, Entergy Arkansas filed testimony reflecting an updated rate increase request of $145 million, with no change to its requested return on common equity of 10.4%. Hearings in the proceeding began in October 2013, and in December 2013 the APSC issued an order. The order authorized a base rate increase of $81 million and included an authorized return on common equity of 9.3%. The order allows Entergy Arkansas to amortize its human capital management costs over a three-and-a-half year period, but also orders Entergy Arkansas to file a detailed report of the Arkansas-specific costs, savings and final payroll changes upon conclusion of the human capital management strategic imperative. The detailed report was subsequently filed in February 2015. The substance of the report will be addressed in Entergy Arkansas’s next base rate filing. New rates under the January 2014 order were implemented in the first billing cycle of March 2014 and were effective as of January 2014. Additionally, in January 2014, Entergy Arkansas filed a petition for rehearing or clarification of several aspects of the APSC’s order, including the 9.3% authorized return on common equity. In February 2014 the APSC granted Entergy Arkansas’s petition for the purpose of considering the additional evidence identified by Entergy Arkansas. In August 2014 the APSC issued an order amending certain aspects of the original order, including providing for a 9.5% authorized return on common equity. Pursuant to the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

August 2014 order, revised rates are effective for all bills rendered after December 31, 2013 and were implemented in the first billing cycle of October 2014.

On January 30, 2015, Entergy Arkansas filed with the APSC a notice of intent to file a rate case within 60 to 90 days.

Filings with the LPSC

Retail Rates - Electric

(Entergy Gulf States Louisiana)

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which was above the earnings bandwidth and indicated a $6.5 million cost of service rate decrease was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for the incremental capacity rider.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflected an earned return on common equity of 11.86%, which indicated a $5.7 million cost of service rate decrease was necessary under the formula rate plan.  The revised filing also indicated that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered in the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Gulf States Louisiana submitted a revised evaluation report that reflected expected retail jurisdictional cost of $17 million for the first-year capacity charges for the purchase from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy.  This rate change was implemented effective with the first billing cycle of January 2013.  The 2011 test year filings, as revised, were approved by the LPSC in February 2013. In April 2013, Entergy Gulf States Louisiana submitted a revised evaluation report increasing the incremental capacity rider by approximately $7.3 million to reflect the cost of an additional capacity contract.

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Gulf States Louisiana, and the required filing was made in February 2013. The filing anticipated Entergy Gulf States Louisiana’s integration into MISO. In the filing Entergy Gulf States Louisiana requested, among other relief:

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

Following a hearing before an ALJ and the ALJ’s issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. Major terms of the settlement include approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Gulf States Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain special recovery items; (3) three-year amortization of costs to achieve savings associated with

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the human capital management strategic imperative, with savings to be reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) no change in rates related to test year 2013, except with respect to recovery of the non-fuel MISO-related costs and any changes to the additional capacity revenue requirement; and (6) no increase in rates related to test year 2014, except for those items eligible for recovery outside of the earnings sharing mechanism. Existing depreciation rates will not change. Implementation of rate changes for items recoverable outside of the earnings sharing mechanism occurred in December 2014.

Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Gulf States Louisiana submitted a compliance filing in May 2014 reflecting the effects of the estimated MISO cost recovery mechanism revenue requirement and adjustment of the additional capacity mechanism. In November 2014, Entergy Gulf States Louisiana submitted an additional compliance filing updating the estimated MISO cost recovery mechanism for the most recent actual data. Based on this updated filing, a net increase of $5.8 million in formula rate plan revenue to be collected over nine months was implemented in December 2014. The compliance filings are subject to LPSC review in accordance with the review process set forth in Entergy Gulf States Louisiana’s formula rate plan.

In July 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed an unopposed stipulation with the LPSC that estimated a first year revenue requirement associated with Ninemile 6 and provided a mechanism to update the revenue requirement as the in-service date approached, which was subsequently approved by the LPSC. In late December 2014, roughly contemporaneous with the unit's placement in service, a final updated estimated revenue requirement of $26.8 million for Entergy Gulf States Louisiana was filed. The December 2014 estimate forms the basis of rates implemented effective with the first billing cycle of January 2015.

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

With completion of the Waterford 3 replacement steam generator project, the LPSC is conducting a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. In July 2014 the LPSC Staff filed testimony recommending potential project and replacement power cost disallowances of up to $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana provided further documentation and explanation requested by the LPSC staff. An evidentiary hearing was held in December 2014. At the hearing the parties maintained the positions reflected in pre-filed testimony. A post-hearing briefing schedule has not been established. Entergy Louisiana believes that the replacement steam

Entergy Corporation and Subsidiaries
Notes to Financial Statements

generator costs were prudently incurred and applicable legal principles support their recovery in rates.  Nevertheless, Entergy Louisiana recorded a write-off of $16 million of Waterford 3’s plant balance in December 2014 because of the uncertainty associated with the resolution of the prudence review.

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Louisiana, and the required filing was made on February 15, 2013. The filing anticipated Entergy Louisiana’s integration into MISO. In the filing Entergy Louisiana requested, among other relief:

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

Following a hearing before an ALJ and the ALJ’s issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. The settlement provides for a $10 million rate increase effective with the first billing cycle of December 2014. Major terms of the settlement include approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain special recovery items; (3) three-year amortization of costs to achieve savings associated with the human capital management strategic imperative, with savings reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) recovery of non-fuel MISO-related costs and any changes to the additional capacity revenue requirement related to test year 2013 effective with the first billing cycle of December 2014; and (6) a cumulative $30 million cap on cost of service increases over the three-year formula rate plan cycle, except for those items outside of the sharing mechanism. Existing depreciation rates will not change.

Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Louisiana submitted a compliance filing in May 2014 reflecting the effects of the $10 million agreed-upon increase in formula rate plan revenue, the estimated MISO cost recovery mechanism revenue requirement, and the adjustment of the additional capacity mechanism. In November 2014, Entergy Louisiana submitted an additional compliance filing updating the estimated MISO cost recovery mechanism for the most recent actual data, as well as providing for a refund and prospective reduction in rates for the true-up of the estimated revenue requirement for the Waterford 3 replacement steam generator project. Based on this updated filing, a net increase of $41.6 million in formula rate plan revenue to be collected over nine months was implemented in December 2014. The compliance filings are subject to LPSC review in accordance with the review process set forth in Entergy Louisiana’s formula rate plan. Additionally, the adjustments of rates made related to the Waterford 3 replacement steam generator project included in the December 2014 compliance filing are subject to final true-up following completion of the LPSC’s determination regarding the prudence of the project.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In July 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed an unopposed stipulation with the LPSC that estimated a first year revenue requirement associated with Ninemile 6 and provided a mechanism to update the revenue requirement as the in-service date approached, which was subsequently approved by the LPSC. In late December 2014, roughly contemporaneous with the unit's placement in service, a final updated estimated revenue requirement of $51.1 million for Entergy Louisiana was filed. The December 2014 estimate forms the basis of rates implemented effective with the first billing cycle of January 2015. Entergy Louisiana will submit project and cost information to the LPSC in mid-2015 to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project.

Retail Rates - Gas (Entergy Gulf States Louisiana)

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

In January 2014, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2013.  The filing showed an earned return on common equity of 5.47%, which results in a $1.5 million rate increase. In April 2014 the LPSC Staff issued a report indicating “that Entergy Gulf States Louisiana has properly determined its earnings for the test year ended September 30, 2013.” The $1.5 million rate increase was implemented effective with the first billing cycle of April 2014.

In accordance with the settlement of Entergy Gulf States Louisiana’s gas rate stabilization plan for the test year ended September 30, 2012, in August 2014 Entergy Gulf States Louisiana submitted for consideration a proposal for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment and relocation projects mandated by local governments. After review by the LPSC staff and inclusion of certain customer safeguards required by the LPSC staff, in December 2014, Entergy Gulf States Louisiana and the LPSC staff submitted a joint settlement for implementation of an accelerated gas pipe replacement program providing for the replacement of approximately 100 miles of pipe over the next ten years, as well as relocation of certain existing pipe resulting from local government-related infrastructure projects, and for a rider to recover the investment associated with these projects. The rider allows for recovery of approximately $65 million over ten years. The rider recovery will be adjusted on a quarterly basis to include actual investment incurred for the prior quarter and is subject to the following conditions, among others: a ten-year term; application of any earnings in excess of 10.45% as an offset to the revenue requirement of the infrastructure rider; adherence to a specified spending plan, within plus or minus 20 percent annually; annual filings comparing actual versus planned rider spending with actual spending and explanation of variances exceeding ten percent; and an annual true-up. The joint settlement was approved by the LPSC in January 2015. Implementation of the infrastructure rider will commence with bills rendered on and after the first billing cycle of April 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which results in a $706 thousand rate increase.  The rate increase, if approved, will be implemented effective with the first billing cycle of April 2015.

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

In March 2012, Entergy Mississippi submitted its formula rate plan filing for the 2011 test year.  The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates.  In February 2013 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for no change in rates.

In March 2013, Entergy Mississippi submitted its formula rate plan filing for the 2012 test year. The filing requested a $36.3 million revenue increase to reset Entergy Mississippi’s return on common equity to 10.55%, which is a point within the formula rate plan bandwidth. In June 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, in which both parties agreed that the MPSC should approve a $22.3 million rate increase for Entergy Mississippi which, with other adjustments reflected in the stipulation, would have the effect of resetting Entergy Mississippi’s return on common equity to 10.59% when adjusted for performance under the formula rate plan. In August 2013 the MPSC approved the joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff authorizing the rate increase effective with September 2013 bills.  Additionally, the MPSC authorized Entergy Mississippi to defer approximately $1.2 million in MISO-related implementation costs incurred in 2012 along with other MISO-related implementation costs incurred in 2013.

In June 2014, Entergy Mississippi filed its first general rate case before the MPSC in almost 12 years.  The rate filing laid out Entergy Mississippi’s plans for improving reliability, modernizing the grid, maintaining its workforce, stabilizing rates, utilizing new technologies, and attracting new industry to its service territory.  Entergy Mississippi requested a net increase in revenue of $49 million for bills rendered during calendar year 2015, including $30 million resulting from new depreciation rates to update the estimated service life of assets.  In addition, the filing proposed, among other things: 1) realigning cost recovery of the Attala and Hinds power plant acquisitions from the power management rider to base rates; 2) including certain MISO-related revenues and expenses in the power management rider; 3) power management rider changes that reflect the changes in costs and revenues that will accompany Entergy Mississippi’s withdrawal from participation in the System Agreement; and 4) a formula rate plan forward test year to allow for known changes in expenses and revenues for the rate effective period.  Entergy Mississippi proposed maintaining the current authorized return on common equity of 10.59%.

In October 2014, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed joint stipulations that addressed the majority of issues in the proceeding. The stipulations provided for:

•	an approximate $16 million net increase in revenues, which reflected an agreed upon 10.07% return on common equity;

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•
revision of Entergy Mississippi’s formula rate plan by providing Entergy Mississippi with the ability to reflect known and measurable changes to historical rate base and certain expense amounts; resolving uncertainty around and obviating the need for an additional rate filing in connection with Entergy Mississippi’s withdrawal from participation in the System Agreement; updating depreciation rates; and moving costs associated with the Attala and Hinds generating plants from the power management rider to base rates;

•	recovery of non-fuel MISO-related costs through a separate rider for that purpose;

•
a deferral of $6 million in other operation and maintenance expenses associated with the Baxter Wilson outage and a determination that the regulatory asset should accrue carrying costs, with amortization of the regulatory asset over two years beginning in February 2015, and a provision that the capital costs will be reflected in rate base. See Note 8 to the financial statements for further discussion of the Baxter Wilson outage; and

•
consolidation of the new nuclear generation development costs proceeding with the general rate case proceeding for hearing purposes and a determination that Entergy Mississippi would not further pursue, except as noted below, recovery of the costs that were approved for deferral by the MPSC in November 2011. The stipulations state, however, that, if Entergy Mississippi decides to move forward with nuclear development in Mississippi, it can at that time re-present for consideration by the MPSC only those costs directly associated with the existing early site permit (ESP), to the extent that the costs are verifiable and prudent and the ESP is still valid and relevant to any such option pursued. See "New Nuclear Generation Development Costs - Entergy Mississippi" below for further discussion of the new nuclear generation development costs proceeding and subsequent write-off in 2014 of the regulatory asset related to those costs.

In December 2014 the MPSC issued an order accepting the stipulations in their entirety and approving the revenue adjustments and rate changes effective with February 2015 bills.

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

The rate increase was effective with bills rendered on and after the first billing cycle of July 2014. Additional compliance filings were made with the Council in October 2014 for approval of the form of certain rate riders, including among others, a Ninemile 6 non-fuel cost recovery interim rider, allowing for contemporaneous recovery of capacity costs related to the commencement of commercial operation of the Ninemile 6 generating unit and a purchased power capacity cost recovery rider. The Ninemile 6 cost recovery interim rider was implemented in December 2014 to collect $915 thousand from Entergy Louisiana customers in the Algiers area.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.  Subsequent adjustments agreed upon with the City Council Advisors indicate a $4.9 million electric base revenue increase and a $0.05 million gas base revenue increase as necessary under the formula rate plan.  As part of the original filing, Entergy New Orleans also requested to increase annual funding for its storm reserve by approximately $5.7 million for five years.  On September 26, 2012, Entergy New Orleans made a filing with the City Council that implemented the $4.9 million electric formula rate plan rate increase and the $0.05 million gas formula rate plan rate increase.  The new rates were effective with the first billing cycle in October 2012.  In August 2013 the City Council unanimously approved a settlement of all issues in the formula rate plan proceeding.  Pursuant to the terms of the settlement, Entergy New Orleans implemented an approximately $1.625 million net decrease to the electric rates that were in effect prior to the electric rate increase implemented in October 2012, with no change in gas rates.  Entergy New Orleans refunded to customers approximately $6 million over the four-month period from September 2013 through December 2013 to make the electric rate decrease effective as of the first billing cycle of October 2012.  Entergy New Orleans had previously recorded provisions for the majority of the refund to customers, but recorded an additional $1.1 million provision in second quarter 2013 as a result of the settlement. Entergy New Orleans’s formula rate plan ended with the 2011 test year and has not been extended.  Entergy New Orleans is recovering the costs of its power purchase agreement with Entergy Louisiana for 20% of the capacity and energy of the Ninemile Unit 6 generating station, which commenced operation in December 2014, through a special Ninemile Unit 6 rider.

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  In September 2009 the City Council approved the energy efficiency programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In October 2013 the City Council approved the extension of the current Energy Smart program through December 2014. The City Council approved the use of $3.5 million of rough production cost equalization funds for program costs. In addition, Entergy New Orleans will be allowed to recover its lost contribution to fixed costs and to earn an incentive for meeting program goals. In January 2015 the City Council approved extending the Energy Smart program through March 2015 and using $1.2 million of rough production cost equalization funds to cover program costs for the extended period. Additionally, the City Council approved funding for the Energy Smart 2 programs from April 2015 through March 2017 using the remainder of the approximately $12.8 million of 2014 rough production cost equalization funds, and with any remaining costs being recovered through the fuel adjustment clause.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2011 Rate Case

In November 2011, Entergy Texas filed a rate case requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year.  The rate case also proposed a purchased power recovery rider.  On January 12, 2012, the PUCT voted not to address the purchased power recovery rider in the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In September 2012 the PUCT issued an order approving a $28 million rate increase, effective July 2012.  The order includes a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.”  The order also provides for increases in depreciation rates and the annual storm reserve accrual.  The order also reduced Entergy Texas’s proposed purchased power capacity costs, stating that they are not known and measurable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6 million of MISO transition expense in base rates, and reduced Entergy’s Texas’s fuel reconciliation recovery by $4 million because it disagreed with the line-loss factor used in the calculation.  After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery.  Entergy Texas continues to believe that it is entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012.  Several other parties have also filed motions for rehearing of the PUCT’s order.  The PUCT subsequently denied rehearing of substantive issues.  Several parties, including Entergy Texas, have appealed the PUCT’s order to the Travis County District Court. A hearing was held in July 2014. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced above, which was found in favor of Entergy Texas. In November 2014, Entergy Texas appealed the Travis County District Court decision and the PUCT appealed the decision on the line-loss factor issue. Entergy Texas expects to file briefs during the first half of 2015.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In September 2014, Entergy Texas filed for a distribution cost recovery factor rider based on a law that was passed in 2011 allowing for the recovery of increases in capital costs associated with distribution plant. Entergy Texas requested collection of approximately $7 million annually from retail customers. The parties reached a unanimous settlement authorizing recovery of $3.6 million annually commencing with usage on and after January 1, 2015. A State Office of Administrative Hearings ALJ issued an order in December 2014 authorizing this recovery on an interim basis and remanded the case to the PUCT. In February 2015 the PUCT entered a final order, making the settlement final and the interim rates permanent.

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

In June 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed a business combination study report with the LPSC. The report contained a preliminary analysis of the potential combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility, including an overview of the combination that identified its potential customer benefits. Although not part of the business combination, Entergy Louisiana provided notice to the City Council in June 2014 that it would seek authorization to transfer to Entergy New Orleans the assets that currently support the provision of service to Entergy Louisiana’s customers in Algiers. Entergy Louisiana subsequently filed the referenced application with the City Council in October 2014. In the summer of 2014, Entergy Louisiana and Entergy Gulf States Louisiana held technical conferences and face-to-face meetings with LPSC staff and other stakeholders to discuss potential effects of the combination, solicit suggestions and concerns, and identify areas in which additional information might be needed.

On September 30, 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility.

The combination is subject to regulatory review and approval of the LPSC, the FERC, and the NRC. In June 2014, Entergy submitted an application to the NRC for approval of River Bend and Waterford 3 license transfers as part of the steps to complete the business combination. The combination also could be subject to regulatory review of the City Council if Entergy Louisiana continues to own the assets that currently support Entergy Louisiana’s customers in Algiers at the time the combination is effectuated. In November 2014, Entergy Louisiana filed an application with the City Council seeking authorization to undertake the combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the combination. In December 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed applications with the FERC requesting authorization for the business combination and the Algiers asset transfer. In January 2015, Entergy Services filed an application with the FERC for financing authority for the combined company. If approvals are obtained from the LPSC, the FERC, the NRC, and, if required, the City Council, Entergy Louisiana and Entergy Gulf States Louisiana expect the combination will be effected in the second half of 2015.

The procedural schedule in the LPSC business combination proceeding calls for LPSC Staff and intervenor testimony to be filed in March 2015, with a hearing scheduled for June 2015. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the LPSC issue its decision regarding the business combination in August 2015. In the City Council business combination proceeding, the City Council announced through a resolution that it would not initiate an active review of the business combination filing, but instead would establish a business combination docket for the limited purpose of receiving information filings relative to the business combination proceedings at the LPSC.

It is currently contemplated that Entergy Louisiana and Entergy Gulf States Louisiana will undertake multiple steps to effectuate the combination, which steps would include the following:

•
Each of Entergy Louisiana and Entergy Gulf States Louisiana will redeem or repurchase all of their respective outstanding preferred membership interests (which interests have a $100 million liquidation

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Algiers Asset Transfer (Entergy Louisiana and Entergy New Orleans)

In October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently serve Entergy Louisiana’s customers in Algiers. The transaction is expected to result in the transfer of net assets of approximately $60 million. The Algiers asset transfer is also subject to regulatory review and approval of the FERC. As discussed previously, Entergy Louisiana also filed an application with the City Council seeking authorization to undertake the Entergy Louisiana and Entergy Gulf States Louisiana business combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the business combination. If the necessary approvals are obtained from the City Council and the FERC, Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in the second half of 2015. In November 2014 the City Council approved a resolution establishing a procedural schedule that provides for a hearing on the joint application in late-May 2015, with a decision to be rendered no later than June 2015.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Arkansas made its payment in January 2012.  In February 2012, Entergy Arkansas filed for an interim adjustment to its production cost allocation rider requesting that the $156 million payment be collected from customers over the 22-month period from March 2012 through December 2013.  In March 2012 the APSC issued an order stating that the payment can be recovered from retail customers through the production cost allocation rider, subject to refund.  The LPSC and the APSC have requested rehearing of the FERC’s October 2011 order.  In December 2013 the LPSC filed a petition for a writ of mandamus at the United States Court of Appeals for the D.C. Circuit. In its petition, the LPSC requested that the D.C. Circuit issue an order compelling the FERC to issue a final order on pending rehearing requests. In its response to the LPSC petition, the FERC committed to rule on the pending rehearing request before the end of February. In January 2014 the D.C. Circuit denied the LPSC’s petition. The APSC, the LPSC, the PUCT, and other parties intervened in the December 2011 compliance filing proceeding, and the APSC and the LPSC also filed protests.

In February 2014 the FERC issued a rehearing order addressing its October 2011 order. The FERC denied the LPSC’s request for rehearing on the issues of whether the bandwidth remedy should be made effective earlier than June 1, 2005, and whether refunds should be ordered for the 20-month refund effective period. The FERC granted the LPSC’s rehearing request on the issue of interest on the bandwidth payments/receipts for the June - December 2005 period, requiring that interest be accrued from June 1, 2006 until the date those bandwidth payments/receipts are made. Also in February 2014 the FERC issued an order rejecting the December 2011 compliance filing that calculated the bandwidth payments/receipts for the June - December 2005 period. The FERC order required a new compliance filing that calculates the bandwidth payments/receipts for the June - December 2005 period based on monthly data for the seven individual months including interest pursuant to the February 2014 rehearing order. Entergy has sought rehearing of the February 2014 orders with respect to the FERC’s determinations regarding interest. In April 2014 the LPSC filed a petition for review of the FERC’s October 2011 and February 2014 orders with the U.S. Court of Appeals for the D.C. Circuit. The appeal is currently being held in abeyance pending resolution of Entergy’s request for rehearing with respect to the FERC’s determinations regarding interest.

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

Calendar Year 2014 Production Costs

Based on certain year-to-date information, Entergy preliminarily estimates that no payments and receipts are required in 2015 to implement the FERC’s remedy based on calendar year 2014 production costs. The actual payments/receipts for 2015, based on calendar year 2014 production costs, will not be calculated until the Utility operating companies’ 2014 FERC Form 1s have been filed. Once the calculation is completed, it will be filed at the FERC. The level of any payments and receipts is significantly affected by a number of factors, including, among others, weather, the price of alternative fuels, the operating characteristics of the Entergy System generating fleet, and multiple factors affecting the calculation of the non-fuel related revenue requirement components of the total production costs, such as plant investment.

Rough Production Cost Equalization Rates

Each May since 2007 Entergy has filed with the FERC the rates to implement the FERC’s orders in the System Agreement proceeding.  These filings show the following payments/receipts among the Utility operating companies are necessary to achieve rough production cost equalization as defined by the FERC’s orders:

	Payments (Receipts)
	2007	2008	2009	2010	2011	2012	2013	2014
	(In Millions)
Entergy Arkansas	$252	$252	$390	$41	$77	$41	$—	$—
Entergy Gulf States Louisiana	($120)	($124)	($107)	$—	($12)	$—	$—	$—
Entergy Louisiana	($91)	($36)	($140)	($22)	$—	($41)	$—	$—
Entergy Mississippi	($41)	($20)	($24)	($19)	($40)	$—	$—	$—
Entergy New Orleans	$—	($7)	$—	$—	($25)	$—	($15)	($15)
Entergy Texas	($30)	($65)	($119)	$—	$—	$—	$15	$15

Entergy Arkansas is no longer a participant in the System Agreement and was not part of the calendar year 2013 or 2014 production costs calculations.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In May 2012, the FERC issued an order on rehearing in the proceeding.  The order may result in the reallocation of costs among the Utility operating companies, although there are still FERC decisions pending in other System Agreement proceedings that could affect the rough production cost equalization payments and receipts.  The FERC directed Entergy, within 45 days of the issuance of a pending FERC order on rehearing regarding the functionalization of costs in the 2007 rate filing, to file a comprehensive bandwidth recalculation report showing updated payments and receipts in the 2007 rate filing proceeding.  The May 2012 FERC order also denied Entergy’s request for rehearing regarding the AmerenUE contract and ordered Entergy Arkansas to refund to AmerenUE the rough production cost equalization payments collected from AmerenUE.  Under the terms of the FERC’s order a refund of $30.6 million, including interest, was made in June 2012.  Entergy and the LPSC appealed certain aspects of the FERC’s decisions to the U.S. Court of Appeals for the D.C. Circuit.  On December 7, 2012, the D.C. Circuit dismissed Entergy’s petition for review as premature because Entergy filed a rehearing request of the May 2012 FERC order and that rehearing request is still pending.  The court also ordered that the LPSC’s appeal be held in abeyance and that the parties file

Entergy Corporation and Subsidiaries
Notes to Financial Statements

motions to govern further proceedings within 30 days of the FERC’s completion of the ongoing “Entergy bandwidth proceedings.” On October 16, 2013, the FERC issued two orders related to this proceeding. The first order provided clarification with regard to the derivation of the ratio that should be used to functionalize net operating loss carryforwards for purposes of the annual bandwidth filings. The first order required a compliance filing that Entergy made in November 2013. The second order denied Entergy’s request for rehearing of the FERC’s prior determination that interest should be included on recalculated payment and receipt amounts required in this particular proceeding due to the length of time that had passed. Entergy subsequently appealed certain aspects of the FERC’s decisions to the U.S. Court of Appeals for the D.C. Circuit. On January 23, 2014, the D.C. Circuit returned the LPSC’s appeal to the active docket and consolidated it with Entergy’s petition for appellate review. The appeals are pending. In July 2014 the FERC issued an order accepting Entergy Services’ November 2013 compliance filing. The FERC directed Entergy Services to make a comprehensive bandwidth recalculation report by September 15, 2014 showing all the updated payment/receipt amounts based on the 2006 calendar year data in compliance with all bandwidth formula and bandwidth calculation adjustments that the FERC has accepted or ordered for those years. The FERC also directed the Entergy Operating Companies to make any true-up bandwidth payments associated with the 2006 bandwidth recalculation report with interest following the filing of the comprehensive recalculation report. See discussion below regarding the comprehensive bandwidth recalculation and filings made with the FERC in connection with this proceeding.

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

The parties reached a partial settlement agreement of certain of the issues initially raised in this proceeding.  The partial settlement agreement was conditioned on the FERC accepting the agreement without modification or condition, which the FERC did in August 2009.  A hearing on the remaining issues in the proceeding was completed in June 2009, and in September 2009 the ALJ issued an initial decision.  The initial decision affirms Entergy’s position in the filing, except for two issues that may result in a reallocation of costs among the Utility operating companies.  In October 2011 the FERC issued an order on the ALJ’s initial decision.  The FERC’s order resulted in a minor reallocation of payments/receipts among the Utility operating companies on one issue in the 2008 rate filing.  Entergy made a compliance filing in December 2011 showing the updated payment/receipt amounts.  The LPSC filed a protest in response to the compliance filing.  In January 2013 the FERC issued an order accepting Entergy’s compliance filing.  In the January 2013 order the FERC required Entergy to include interest on the recalculated bandwidth payment and receipt amounts for the period from June 1, 2008 until the date of the Entergy intra-system bill that will reflect the bandwidth recalculation amounts for calendar year 2007.  In February 2013, Entergy filed a request for rehearing of the FERC’s ruling requiring interest. In March 2013 the LPSC filed a petition for review with the U.S. Court of Appeals for the Fifth Circuit seeking appellate review of the FERC’s earlier orders addressing the ALJ’s initial decision. In July 2014 the FERC issued an order denying Entergy’s rehearing request and decided that it is appropriate to allow interest to be paid on the bandwidth recalculation amounts. The FERC also directed Entergy to file a comprehensive bandwidth recalculation report by September 15, 2014 showing all the updated payment/receipt amounts based on the 2007 calendar year data in compliance with all bandwidth formula and bandwidth calculation adjustments that the FERC has accepted or ordered for that year. The FERC also directed the Entergy Operating Companies to make any true-up bandwidth payments associated with the 2007 bandwidth recalculation report with interest following the filing of the comprehensive

Entergy Corporation and Subsidiaries
Notes to Financial Statements

recalculation report. In August 2014 the Fifth Circuit issued its opinion dismissing in part and denying in part the LPSC petition for review of the FERC’s order. In December 2014 the LPSC petitioned the U.S. Supreme Court for a writ of certiorari of the Fifth Circuit’s decision. In September 2014, Entergy filed a petition for review with the U.S. Court of Appeals for the D.C. Circuit seeking appellate review of the FERC’s interest determination. See discussion below regarding the comprehensive bandwidth recalculation and filings made with the FERC in connection with this proceeding.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

Several parties intervened in the 2009 rate proceeding at the FERC, including the LPSC and Ameren, which also filed protests.  In July 2009 the FERC accepted Entergy’s proposed rates for filing, effective June 1, 2009, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures were terminated and a hearing before the ALJ was held in April 2010.  In August 2010 the ALJ issued an initial decision.  The initial decision substantially affirms Entergy’s position in the filing, except for one issue that may result in some reallocation of costs among the Utility operating companies.  The LPSC, the FERC trial staff, and Entergy submitted briefs on exceptions in the proceeding.  In May 2012 the FERC issued an order affirming the ALJ’s initial decision, or finding certain issues in that decision moot.  Rehearing and clarification of FERC’s order have been requested. In January 2013 the LPSC filed a protest of Entergy’s July 2012 compliance filing submitted in response to the FERC’s May 2012 order. In October 2013 the FERC issued orders denying the LPSC’s rehearing request with respect to the FERC’s May 2012 order and addressing Entergy’s compliance filing implementing the FERC’s directives in the May 2012 order. The compliance filing order referred to guidance provided in a separate order issued on that same day in the 2007 rate proceeding with respect to the ratio used to functionalize net operating loss carryforwards for bandwidth purposes and directed Entergy to make an additional compliance filing in the 2009 rate proceeding consistent with the guidance provided in that order. In November 2013 the LPSC sought rehearing of the FERC’s October 2013 order and Entergy submitted its compliance filing implementing the FERC’s directives in the October 2013 order. In August 2014, the FERC issued an order accepting the November 2013 compliance filing that was made in response to the FERC’s October 2013 order. The LPSC appealed to the U.S. Court of Appeals for the Fifth Circuit the FERC’s May 2012 and October 2013 orders. In November 2014 the Fifth Circuit issued its opinion denying the LPSC petition for review of the FERC’s order. In December 2014 the LPSC petitioned the U.S. Supreme Court for a writ of certiorari of the Fifth Circuit’s decision. See discussion below regarding the comprehensive bandwidth recalculation and filings made with the FERC in connection with this proceeding.

Comprehensive Bandwidth Recalculation for 2007, 2008, and 2009 Rate Filing Proceedings

In July 2014 the FERC issued four orders in connection with various Service Schedule MSS-3 rough production cost equalization formula compliance filings and rehearing requests. Specifically, the FERC accepted Entergy Services’ revised methodologies for calculating certain cost components of the formula and affirmed its prior ruling requiring interest on the true-up amounts. The FERC directed that a comprehensive recalculation of the formula be performed for the filing years 2007, 2008, and 2009 based on calendar years 2006, 2007, and 2008 production costs. In September 2014, Entergy filed with the FERC its compliance filing that provides the payments and receipts, including interest, among the Utility operating companies pursuant to the FERC’s orders for the 2007, 2008, and 2009 rate filing proceedings. The filing shows the following additional payments/receipts among the Utility operating companies:

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

2011 Rate Filing Based on Calendar Year 2010 Production Costs

In May 2011, Entergy filed with the FERC the 2011 rates in accordance with the FERC’s orders in the System Agreement proceeding.  Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest.  In July 2011 the FERC accepted Entergy’s proposed rates for filing, effective June 1, 2011, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review. In January 2014 the LPSC filed a petition for a writ of mandamus at the United States Court of Appeals for the Fifth Circuit. In its petition, the LPSC requested that the Fifth Circuit issue an order compelling the FERC to issue a final order in several proceedings related to the System Agreement, including the 2011 rate filing based on calendar year 2010 production costs and the 2012 and 2013 rate filings discussed below. In March 2014 the Fifth Circuit rejected the LPSC’s petition for a writ of mandamus. In December 2014 the FERC rescinded its earlier abeyance order and consolidated the 2011 Rate Filing with the 2012, 2013, and 2014 Rate Filings for settlement and hearing procedures. A procedural schedule was adopted in February 2015, and a hearing on the merits is scheduled for November 2015.

2012 Rate Filing Based on Calendar Year 2011 Production Costs

In May 2012, Entergy filed with the FERC the 2012 rates in accordance with the FERC’s orders in the System Agreement proceeding.  Several parties intervened in the proceeding at the FERC, including the LPSC, which also

Entergy Corporation and Subsidiaries
Notes to Financial Statements

filed a protest.  In August 2012 the FERC accepted Entergy’s proposed rates for filing, effective June 2012, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review. In December 2014 the FERC rescinded its earlier abeyance order and consolidated the 2012 Rate Filing with the 2011, 2013, and 2014 Rate Filings for settlement and hearing procedures. A procedural schedule was adopted in February 2015, and a hearing on the merits is scheduled for November 2015.

2013 Rate Filing Based on Calendar Year 2012 Production Costs

In May 2013, Entergy filed with the FERC the 2013 rates in accordance with the FERC’s orders in the System Agreement proceeding. Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest. The City Council intervened and filed comments related to including the outcome of a related FERC proceeding in the 2013 cost equalization calculation. In August 2013 the FERC issued an order accepting the 2013 rates, effective June 1, 2013, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review. In December 2014 the FERC rescinded its earlier abeyance order and consolidated the 2013 Rate Filing with the 2011, 2012, and 2014 Rate Filings for settlement and hearing procedures. A procedural schedule was adopted in February 2015, and a hearing on the merits is scheduled for November 2015.

2014 Rate Filing Based on Calendar Year 2013 Production Costs

In May 2014, Entergy filed with the FERC the 2014 rates in accordance with the FERC’s orders in the System Agreement proceeding. Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest. The City Council intervened and filed comments. In December 2014 the FERC issued an order accepting the 2014 rates, effective June 1, 2014, subject to refund, set the proceeding for hearing procedures, and consolidated the 2014 Rate Filing with the 2011, 2012, and 2013 Rate Filings for settlement and hearing procedures. A procedural schedule was adopted in February 2015, and a hearing on the merits is scheduled for November 2015.

Interruptible Load Proceeding

In April 2007, the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC’s appeal of the FERC’s March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies’ interruptible loads.  In its opinion the D.C. Circuit concluded that the FERC (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds.  The FERC issued its order on remand in September 2007, in which it directed Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change.  In addition, the order directed the Utility operating companies to make refunds for the period May 1995 through July 1996.  In November 2007 the Utility operating companies filed a refund report describing the refunds to be issued pursuant to the FERC’s orders.  The LPSC filed a protest to the refund report in December 2007, and the Utility operating companies filed an answer to the protest in January 2008.  The refunds were made in October 2008 by the Utility operating companies that owed refunds to the Utility operating companies that were due a refund under the decision.  The APSC and the Utility operating companies appealed the FERC decisions to the D.C. Circuit.   The refunds were made in the fourth quarter 2009.

Following the filing of petitioners’ initial briefs, the FERC filed a motion requesting the D.C. Circuit hold the appeal of the FERC’s decisions ordering refunds in the interruptible load proceeding in abeyance and remand the record to the FERC.  The D.C. Circuit granted the FERC’s unopposed motion in June 2009.  In December 2009 the FERC established a paper hearing to determine whether the FERC had the authority and, if so, whether it would be appropriate

Entergy Corporation and Subsidiaries
Notes to Financial Statements

to order refunds resulting from changes in the treatment of interruptible load in the allocation of capacity costs by the Utility operating companies.  In August 2010 the FERC issued an order stating that it has the authority and refunds are appropriate.  The APSC, MPSC, and Entergy requested rehearing of the FERC’s decision.  In June 2011 the FERC issued an order granting rehearing in part and denying rehearing in part, in which the FERC determined to invoke its discretion to deny refunds.  The FERC held that in this case where “the Entergy system as a whole collected the proper level of revenue, but, as was later established, incorrectly allocated peak load responsibility among the various Entergy operating companies….the Commission will apply here our usual practice in such cases, invoking our equitable discretion to not order refunds, notwithstanding our authority to do so.”  The LPSC has requested rehearing of the FERC’s June 2011 decision.  In July 2011 the refunds made in the fourth quarter 2009 described above were reversed. In October 2011 the FERC issued an “Order Establishing Paper Hearing” inviting parties that oppose refunds to file briefs within 30 days addressing the LPSC’s argument that FERC precedent supports refunds under the circumstances present in this proceeding.  Parties that favor refunds were then invited to file reply briefs within 21 days of the date that the initial briefs are due.  Briefs were submitted and the matter is pending.

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

Prior to the FERC’s June 2011 order on rehearing, Entergy Arkansas filed an application in November 2010 with the APSC for recovery of the refund that it paid.  The APSC denied Entergy Arkansas’s application, and also denied Entergy Arkansas’s petition for rehearing.  If the FERC were to order Entergy Arkansas to pay refunds on rehearing in the interruptible load proceeding the APSC’s decision would trap FERC-approved costs at Entergy Arkansas with no regulatory-approved mechanism to recover them.  In August 2011, Entergy Arkansas filed a complaint in the United States District Court for the Eastern District of Arkansas asking for a declaratory judgment that the rejection of Entergy Arkansas’s application by the APSC is preempted by the Federal Power Act.  The APSC filed a motion to dismiss the complaint.  In April 2012 the United States district court dismissed Entergy Arkansas’s complaint without prejudice stating that Entergy Arkansas’s claim is not ripe for adjudication and that Entergy Arkansas did not have standing to bring suit at this time.

In March 2013 the FERC issued an order denying the LPSC’s request for rehearing of the FERC’s June 2011 order wherein the FERC concluded it would exercise its discretion and not order refunds in the interruptible load proceeding. Based on its review of the LPSC’s request for rehearing and the briefs filed as part of the paper hearing established in October 2011, the FERC affirmed its earlier ruling and declined to order refunds under the circumstances of the case. In May 2013 the LPSC filed a petition for review with the U.S. Court of Appeals for the D.C. Circuit seeking review of FERC prior orders in the Interruptible Load Proceeding that concluded that the FERC would exercise its discretion and not order refunds in the proceeding. Oral argument was held on the appeal in the D.C. Circuit in September 2014. In December 2014 the D.C. Circuit issued an order on the LPSC’s appeal and remanded the case back to the FERC. The D.C. Circuit rejected the LPSC’s argument that there is a presumption in favor of refunds, but it held that the FERC had not adequately explained its decision to deny refunds and directed the FERC “to consider the relevant factors and weigh them against one another.”

Entergy Arkansas Opportunity Sales Proceeding

In June 2009, the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenges sales made beginning in 2002 and requests refunds.  In July 2009 the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Utility operating companies filed a response to the complaint requesting that the FERC dismiss the complaint on the merits without hearing because the LPSC has failed to meet its burden of showing any violation of the System Agreement and failed to produce any evidence of imprudent action by the Entergy System.  In their response, the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The response further explained that the FERC already had determined that Entergy Arkansas’s short-term wholesale sales did not trigger the “right-of-first-refusal” provision of the System Agreement.  While the D.C. Circuit recently determined that the “right-of-first-refusal” issue was not properly before the FERC at the time of its earlier decision on the issue, the LPSC raised no additional claims or facts that would warrant the FERC reaching a different conclusion.

The LPSC filed direct testimony in the proceeding alleging, among other things, (1) that Entergy violated the System Agreement by permitting Entergy Arkansas to make non-requirements sales to non-affiliated third parties rather than making such energy available to the other Utility operating companies’ customers; and (2) that over the period 2000 - 2009, these non-requirements sales caused harm to the Utility operating companies’ customers and these customers should be compensated for this harm by Entergy.  In subsequent testimony, the LPSC modified its original damages claim in favor of quantifying damages by re-running intra-system bills.  The Utility operating companies believe the LPSC’s allegations are without merit.  A hearing in the matter was held in August 2010.

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

As required by the procedural schedule established in the calculation proceeding, Entergy filed its direct testimony that included a proposed illustrative re-run, consistent with the directives in FERC’s order, of intra-system bills for 2003, 2004, and 2006, the three years with the highest volume of opportunity sales.  Entergy’s proposed illustrative re-run of intra-system bills shows that the potential cost for Entergy Arkansas would be up to $12 million for the years 2003, 2004, and 2006, excluding interest, and the potential benefit would be significantly less than that for each of the other Utility operating companies.  Entergy’s proposed illustrative re-run of the intra-system bills also shows an offsetting potential benefit to Entergy Arkansas for the years 2003, 2004, and 2006 resulting from the effects of the FERC’s order on System Agreement Service Schedules MSS-1, MSS-2, and MSS-3, and the potential offsetting cost would be significantly less than that for each of the other Utility operating companies.  Entergy provided to the LPSC an illustrative intra-system bill recalculation as specified by the LPSC for the years 2003, 2004, and 2006, and the LPSC then filed answering testimony in December 2012.  In its testimony the LPSC claims that the damages, excluding interest, that should be paid by Entergy Arkansas to the other Utility operating company’s customers for 2003, 2004, and 2006 are $42 million to Entergy Gulf States, Inc., $7 million to Entergy Louisiana, $23 million to Entergy Mississippi, and $4 million to Entergy New Orleans. The FERC staff and certain intervenors filed direct and answering testimony in February 2013. In April 2013, Entergy filed its rebuttal testimony in that proceeding, including a revised illustrative re-run of the intra-system bills for the years 2003, 2004, and 2006. The revised calculation

Entergy Corporation and Subsidiaries
Notes to Financial Statements

determines the re-pricing of the opportunity sales based on consideration of moveable resources only and the removal of exchange energy received by Entergy Arkansas, which increases the potential cost for Entergy Arkansas over the three years 2003, 2004, and 2006 by $2.3 million from the potential costs identified in the Utility operating companies’ prior filings in September and October 2012. A hearing was held in May 2013 to quantify the effect of repricing the opportunity sales in accordance with the FERC’s decision.

In August 2013 the presiding judge issued an initial decision in the calculation proceeding. The initial decision concludes that the methodology proposed by the LPSC, rather than the methodologies proposed by Entergy or the FERC Staff, should be used to calculate the payments that Entergy Arkansas is to make to the other Utility operating companies. The initial decision also concludes that the other System Agreement service schedules should not be adjusted and that payments by Entergy Arkansas should not be reflected in the rough production cost equalization bandwidth calculations for the applicable years. The initial decision does recognize that the LPSC’s methodology would result in an inequitable windfall to the other Utility operating companies and, therefore, concludes that any payments by Entergy Arkansas should be reduced by 20%. The LPSC, APSC, City Council, and FERC staff filed briefs on exceptions and/or briefs opposing exceptions. Entergy filed a brief on exceptions requesting that FERC reverse the initial decision and a brief opposing certain exceptions taken by the LPSC and FERC staff. The FERC’s review of the initial decision is pending. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing the initial decision and Entergy submits a subsequent filing to comply with that order.

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

Entergy Gulf States Louisiana and Entergy Louisiana

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to portions of Entergy’s service area in Louisiana, and to a lesser extent in Mississippi and Arkansas.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  In January 2013, Entergy Gulf States Louisiana and Entergy Louisiana drew $65 million and $187 million, respectively, from their funded storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Gulf States Louisiana and Entergy Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds for prior storms, Entergy Gulf States Louisiana requested an LPSC determination that $73.8 million in system restoration costs were prudently incurred and Entergy Louisiana requested an LPSC determination that $247.7 million in system restoration costs were prudently incurred.  In May 2013, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana's and Entergy Louisiana's storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Louisiana Act 55). The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Isaac system restoration costs incurred by Entergy Gulf States Louisiana and Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of each company’s costs. Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Entergy Gulf States Louisiana committed to pass on to customers a minimum of $6.9 million of customer benefits through annual customer credits of approximately $1.4 million for five years.  Entergy Louisiana committed to pass on to customers a minimum of $23.9 million of customer benefits through annual customer credits of approximately $4.8 million for five years. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In July 2014, Entergy Gulf States Louisiana issued $110 million of 3.78% Series first mortgage bonds due April 2025 and used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes. In July 2014, Entergy Louisiana issued $190 million of 3.78% Series first mortgage bonds due April 2025 and used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy’s service territory.  Entergy Gulf States Louisiana and Entergy Louisiana filed their Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Act 55).  Entergy Gulf States Louisiana’s and Entergy Louisiana’s Hurricane Katrina and Hurricane Rita storm costs were financed primarily by Act 55 financings, as discussed below.  Entergy Gulf States Louisiana and Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and Act 55 financing savings to customers via a Storm Cost Offset rider.

In December 2009, Entergy Gulf States Louisiana and Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that provides for total recoverable costs of approximately $234 million for Entergy Gulf States Louisiana and $394 million for Entergy Louisiana, including carrying costs.  Under this stipulation, Entergy Gulf States Louisiana agrees not to recover $4.4 million and Entergy Louisiana agrees not to recover $7.2 million of their storm restoration spending.  The stipulation also permits replenishing Entergy Gulf States Louisiana’s storm reserve in the amount of $90 million and Entergy Louisiana’s storm reserve in the amount of $200 million when the Act 55 financings are accomplished.  In March and April 2010, Entergy Gulf States Louisiana, Entergy Louisiana, and other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that includes these terms and also includes Entergy Gulf States Louisiana’s and Entergy Louisiana’s proposals under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $15.5 million and $27.8 million of customer benefits, respectively, through prospective annual rate reductions of $3.1 million and $5.6 million for five years.  A stipulation hearing was held before the ALJ on April 13, 2010.  On April 21, 2010, the LPSC approved the settlement and subsequently issued two financing orders and one ratemaking order intended to facilitate the implementation of the Act 55 financings.  In June 2010 the Louisiana State Bond Commission approved the Act 55 financings.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Mississippi

On July 1, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, wherein both parties agreed that approximately $32 million in storm restoration costs incurred in 2011 and 2012 were prudently incurred and chargeable to the storm damage provision, while approximately $700,000 in prudently incurred costs were more properly recoverable through the formula rate plan. Entergy Mississippi and the Mississippi Public Utilities Staff also agreed that the storm damage accrual should be increased from $750,000 per month to $1.75 million per month. In September 2013 the MPSC approved the joint stipulation with the increase in the storm damage accrual effective with October 2013 bills. In February 2015, Entergy Mississippi provided notice to the Mississippi Public Utilities Staff that the storm damage accrual would be set to zero effective with the March 2015 billing cycle as a result of Entergy Mississippi's storm damage accrual balance exceeding $15 million as of January 31, 2015, but will return to its current level when the storm damage accrual balance becomes less than $10 million.

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

In August 2012, Hurricane Isaac caused extensive damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow account to partially offset these costs. In February 2014, Entergy New Orleans made a filing with the City Council seeking certification of the Hurricane Isaac costs. In January 2015 the City Council issued a resolution approving the terms of a joint agreement in principle filed by Entergy New Orleans, Entergy Louisiana, and the City Council Advisors determining, among other things, that Entergy New Orleans’s prudently-incurred storm recovery costs were $49.3 million, of which $31.7 million, net of reimbursements from the storm reserve escrow account, remains recoverable from Entergy New Orleans’s electric customers. The resolution also directs Entergy New Orleans to file an application to securitize the unrecovered Council-approved storm recovery costs of $31.7 million pursuant to the Louisiana Electric Utility Storm Recovery Securitization Act (Louisiana Act 64). In addition, the resolution found that it is reasonable for Entergy New Orleans to include in the principal amount of its potential securitization the costs to fund and replenish Entergy New Orleans’s storm reserve in an amount that achieves the Council-approved funding level of $75 million. In January 2015, in compliance with that directive, Entergy New Orleans filed with the City Council an application requesting that the City Council grant a financing order authorizing the financing of Entergy New Orleans's storm costs, storm reserves, and issuance costs pursuant to Louisiana Act 64.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

New Nuclear Generation Development Costs

Entergy Gulf States Louisiana and Entergy Louisiana

Entergy Gulf States Louisiana and Entergy Louisiana have been developing and are preserving a project option for new nuclear generation at River Bend.  In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  At its June 2012 meeting the LPSC voted to uphold an ALJ recommendation that the request of Entergy Gulf States Louisiana and Entergy Louisiana be declined on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  The LPSC directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in their upcoming rate case filings that were subsequently filed in February 2013. In the resolution of the rate case proceeding the LPSC provided for an eight-year amortization of costs incurred in connection with the potential development of new nuclear generation at River Bend, without carrying costs, beginning in December 2014, provided, however, that amortization of these costs shall not result in a future rate increase. As of December 31, 2014, Entergy Gulf States Louisiana and Entergy Louisiana each have a regulatory asset of $29.2 million on its balance sheet related to these new nuclear generation development costs.

Entergy Mississippi

Pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act, Entergy Mississippi had been developing and preserving a project option for new nuclear generation at Grand Gulf Nuclear Station.  In October 2010, Entergy Mississippi filed an application with the MPSC requesting that the MPSC determine that it was in the public interest to preserve the option to construct new nuclear generation at Grand Gulf and that the MPSC approve the deferral of Entergy Mississippi’s costs incurred to date and in the future related to this project, including the accrual of AFUDC or similar carrying charges.  In October 2011, Entergy Mississippi and the Mississippi Public Utilities Staff filed with the MPSC a joint stipulation that the MPSC approved in November 2011.  The stipulation stated that there should be a deferral of the $57 million of costs incurred through September 2011 in connection with planning, evaluation, monitoring, and other and related generation resource development activities for new nuclear generation at Grand Gulf.

In October 2014, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed joint stipulations in Entergy Mississippi’s general rate case proceeding, which are discussed above. In consideration of the comprehensive terms for settlement in that rate case proceeding, the Mississippi Public Utilities Staff and Entergy Mississippi agreed that Entergy Mississippi would request consolidation of the new nuclear generation development costs proceeding with the rate case proceeding for hearing purposes and will not further pursue, except as noted below, recovery of the costs deferred by MPSC order in the new nuclear generation development docket. The stipulations state, however, that, if Entergy Mississippi decides to move forward with nuclear development in Mississippi, it can at that time re-present for consideration by the MPSC only those costs directly associated with the existing early site permit (ESP), to the extent that the costs are verifiable and prudent and the ESP is still valid and relevant to any such option pursued. After considering the progress of the new nuclear generation costs proceeding in light of the joint stipulations, Entergy Mississippi recorded in 2014 a $56.2 million pre-tax charge to recognize that the regulatory asset associated with new nuclear generation development is no longer probable of recovery. In December 2014 the MPSC issued an order accepting in their entirety the October 2014 stipulations, including the findings and terms of the stipulations regarding new nuclear generation development costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2012 the state district court found that the case met the requirements to be maintained as a class action under Texas law.  In April 2012 the court entered an order certifying the class.  The defendants appealed the order to the Texas Court of Appeals – First District and oral argument was held in May 2013. In November 2014 the Texas Court of Appeals - First District reversed the state district court’s class certification order and dismissed the case holding that the state district court lacked subject matter jurisdiction to address the issues. Plaintiffs filed a motion for rehearing and a motion for rehearing en banc. The Entergy defendants filed responsive briefings, and the parties are awaiting rulings by the Court.

NOTE 3.    INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income taxes from continuing operations for 2014, 2013, and 2012 for Entergy Corporation and Subsidiaries consist of the following:

	2014	2013	2012
	(In Thousands)
Current:
Federal	$90,061	$88,291	($47,851)
Foreign	90	101	143
State	(12,637)	20,584	(41,516)
Total	77,514	108,976	(89,224)
Deferred and non-current - net	528,326	126,935	131,130
Investment tax credit adjustments - net	(16,243)	(9,930)	(11,051)
Income tax expense from continuing operations	$589,597	$225,981	$30,855

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Income taxes for 2014, 2013, and 2012 for Entergy’s Registrant Subsidiaries consist of the following:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($34,258)	($3,857)	($41,052)	$8,103	($1,924)	$48,610	$19,908
State	(678)	(769)	(422)	7,474	520	4,877	15,379
Total	(34,936)	(4,626)	(41,474)	15,577	(1,404)	53,487	35,287
Deferred and non-current - net	119,841	96,446	140,348	42,305	13,952	(2,418)	53,501
Investment tax credit adjustments - net	(1,276)	(3,038)	(2,604)	(2,172)	(224)	(1,425)	(5,478)
Income taxes	$83,629	$88,782	$96,270	$55,710	$12,324	$49,644	$83,310

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($13,574)	$12,176	($30,973)	$2,498	$15,017	$37,199	($6,199)
State	6,122	(9,939)	(5,692)	4,849	(1,221)	(843)	15,845
Total	(7,452)	2,237	(36,665)	7,347	13,796	36,356	9,646
Deferred and non-current - net	101,253	57,620	121,416	41,150	(11,952)	(4,639)	60,614
Investment tax credit adjustments - net	(2,014)	(3,038)	(2,874)	1,260	(225)	(1,609)	(1,407)
Income taxes	$91,787	$56,819	$81,877	$49,757	$1,619	$30,108	$68,853

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	$64,069	($66,081)	($132,999)	$3,188	($9,484)	($114,677)	($50,491)
State	6,712	9,535	(1,269)	(4,425)	(1,617)	4,933	(8,544)
Total	70,781	(56,546)	(134,268)	(1,237)	(11,101)	(109,744)	(59,035)
Deferred and non-current - net	26,042	112,390	8,463	59,045	18,586	144,471	137,832
Investment tax credit adjustments - net	(2,017)	(3,228)	(3,117)	871	(245)	(1,609)	(1,682)
Income taxes	$94,806	$52,616	($128,922)	$58,679	$7,240	$33,118	$77,115

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for Entergy Corporation and Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before income taxes.  The reasons for the differences for the years 2014, 2013, and 2012 are:

	2014	2013	2012
	(In Thousands)
Net income attributable to Entergy Corporation	$940,721	$711,902	$846,673
Preferred dividend requirements of subsidiaries	19,536	18,670	21,690
Consolidated net income	960,257	730,572	868,363
Income taxes	589,597	225,981	30,855
Income before income taxes	$1,549,854	$956,553	$899,218
Computed at statutory rate (35%)	$542,449	$334,794	$314,726
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	44,708	13,599	40,699
Regulatory differences - utility plant items	39,321	32,324	35,527
Equity component of AFUDC	(21,108)	(22,356)	(30,838)
Amortization of investment tax credits	(12,211)	(13,535)	(14,000)
Flow-through / permanent differences	(18,003)	(301)	(14,801)
Net-of-tax regulatory liability	—	(2,899)	(4,356)
New York tax law change	(21,500)	—	—
Deferred tax asset on additional depreciation (a)	—	—	(155,300)
Termination of business reorganization	—	(27,192)	—
Write-off of regulatory asset for income taxes	—	—	42,159
Capital losses	—	—	(20,188)
Provision for uncertain tax positions (b)	32,573	(59,249)	(159,957)
Valuation allowance	—	(31,573)	—
Other - net	3,368	2,369	(2,816)
Total income taxes as reported	$589,597	$225,981	$30,855
Effective Income Tax Rate	38.0%	23.6%	3.4%

(a)	See “Income Tax Audits - 2004-2005 IRS Audit” below for discussion of this item.

(b)	See “Income Tax Audits - 2008-2009 IRS Audit” below for discussion of the most significant items in 2013 and 2012.

In March 2014, New York enacted legislation that substantially modifies various aspects of New York tax law. The most significant effect of the legislation for Entergy is the adoption of full water's-edge unitary combined reporting, meaning that all of Entergy's domestic entities will be included in New York's combined filing group. The effect of the tax law change resulted in a deferred state income tax reduction of approximately $21.5 million as shown in the table above.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2014, 2013, and 2012 are:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$121,392	$162,491	$283,531	$74,821	$28,707	$74,804	$96,334
Income taxes	83,629	88,782	96,270	55,710	12,324	49,644	83,310
Pretax income	$205,021	$251,273	$379,801	$130,531	$41,031	$124,448	$179,644
Computed at statutory rate (35%)	$71,757	$87,946	$132,930	$45,686	$14,361	$43,557	$62,875
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	9,591	6,532	5,134	5,180	1,643	3,221	6,877
Regulatory differences - utility plant items	8,653	4,618	2,869	4,448	777	4,165	13,791
Equity component of AFUDC	(2,533)	(2,602)	(12,010)	(833)	(320)	(1,035)	(1,774)
Amortization of investment tax credits	(1,251)	(3,018)	(2,576)	(260)	(218)	(1,412)	(3,476)
Flow-through / permanent differences	(5,082)	799	(1,024)	555	(4,458)	393	(327)
Non-taxable dividend income	—	(10,590)	(30,665)	—	—	—	—
Provision for uncertain tax positions	1,881	4,108	1,228	718	405	522	5,235
Other - net	613	989	384	216	134	233	109
Total income taxes	$83,629	$88,782	$96,270	$55,710	$12,324	$49,644	$83,310
Effective Income Tax Rate	40.8%	35.3%	25.3%	42.7%	30.0%	39.9%	46.4%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$161,948	$161,662	$252,464	$82,159	$11,683	$57,881	$113,664
Income taxes	91,787	56,819	81,877	49,757	1,619	30,108	68,853
Pretax income	$253,735	$218,481	$334,341	$131,916	$13,302	$87,989	$182,517
Computed at statutory rate (35%)	$88,807	$76,468	$117,019	$46,171	$4,656	$30,796	$63,881
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	10,954	7,719	11,365	4,564	1,012	(897)	5,900
Regulatory differences - utility plant items	7,938	4,865	2,140	2,603	453	3,256	11,070
Equity component of AFUDC	(3,820)	(2,822)	(10,278)	(764)	(322)	(1,626)	(2,724)
Amortization of investment tax credits	(1,989)	(3,018)	(2,846)	(260)	(216)	(1,596)	(3,476)
Flow-through / permanent differences	2,540	2,377	1,269	1,702	(4,402)	2,467	(491)
Net-of-tax regulatory liability	—	—	(2,899)	—	—	—	—
Termination of business reorganization	(6,753)	(3,619)	(3,834)	(4,177)	(501)	(3,542)	(13)
Non-taxable dividend income	—	(9,612)	(27,341)	—	—	—	—
Provision for uncertain tax positions	(6,527)	(15,557)	(3,088)	(326)	795	1,027	(5,353)
Other - net	637	18	370	244	144	223	59
Total income taxes	$91,787	$56,819	$81,877	$49,757	$1,619	$30,108	$68,853
Effective Income Tax Rate	36.2%	26.0%	24.5%	37.7%	12.2%	34.2%	37.7%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$152,365	$158,977	$281,081	$46,768	$17,065	$41,971	$111,866
Income taxes (benefit)	94,806	52,616	(128,922)	58,679	7,240	33,118	77,115
Pretax income	$247,171	$211,593	$152,159	$105,447	$24,305	$75,089	$188,981
Computed at statutory rate (35%)	$86,510	$74,058	$53,256	$36,906	$8,507	$26,281	$66,143
Increases (reductions) resulting from:
State income taxes net of federal income tax effect	11,282	5,087	1,976	3,944	505	3,115	6,652
Regulatory differences - utility plant items	6,778	8,472	312	2,619	2,289	3,668	11,389
Equity component of AFUDC	(2,495)	(3,042)	(12,919)	(1,383)	(276)	(1,587)	(9,136)
Amortization of investment tax credits	(1,992)	(3,204)	(3,089)	(264)	(240)	(1,596)	(3,480)
Net-of-tax regulatory liability	—	—	(4,356)	—	—	—	—
Flow-through / permanent differences	3,427	(7,646)	1,397	1,961	(4,385)	1,585	(357)
Non-taxable dividend income	—	(9,836)	(27,336)	—	—	—	—
Expense (benefit) of Entergy Corporation expenses	(19,403)	(17,703)	—	14,449	2,758	—	(10,241)
Provision for uncertain tax positions	11,227	8,745	(143,583)	870	(2,095)	1,651	17,966
Change in regulatory recovery	—	(553)	7,854	—	—	—	—
Other - net	(528)	(1,762)	(2,434)	(423)	177	1	(1,821)
Total income taxes	$94,806	$52,616	($128,922)	$58,679	$7,240	$33,118	$77,115
Effective Income Tax Rate	38.4%	24.9%	(84.7%)	55.6%	29.8%	44.1%	40.8%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($8,128,096)	($7,941,319)
Regulatory assets	(922,161)	(922,312)
Nuclear decommissioning trusts	(1,248,737)	(1,100,439)
Pension, net funding	(324,881)	(299,951)
Combined unitary state taxes	(162,340)	(183,934)
Power purchase agreements	(110,889)	(8,096)
Other	(500,424)	(404,749)
Total	(11,397,528)	(10,860,800)
Deferred tax assets:
Nuclear decommissioning liabilities	874,493	754,828
Regulatory liabilities	458,230	403,370
Pension and other post-employment benefits	586,455	469,190
Sale and leaseback	153,308	176,119
Compensation	74,692	125,552
Accumulated deferred investment tax credit	100,442	106,777
Provision for allowances and contingencies	160,551	66,026
Net operating loss carryforwards	457,758	548,756
Capital losses and miscellaneous tax credits	12,146	13,140
Valuation allowance	(27,387)	(28,146)
Other	58,334	109,606
Total	2,909,022	2,745,218
Noncurrent accrued taxes (including unrecognized tax benefits)	(606,560)	(400,276)
Accumulated deferred income taxes and taxes accrued	($9,095,066)	($8,515,858)

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2014 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration

Federal net operating losses	$12.3 billion	2023-2034
State net operating losses	$10.2 billion	2015-2033
Miscellaneous federal and state credits	$97.6 million	2015-2034

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers, tax credit carryovers, and other tax attributes reflected on income tax returns. Because it is more likely than not that the benefit from certain state net operating loss carryovers will not be utilized, a valuation allowance of $21.2 million has been provided on the deferred tax assets relating to these state net operating loss carryovers.

In the third quarter 2013, Entergy reduced a valuation allowance by $44 million ($28 million net of the federal income tax effect) that had been provided on a state net operating loss carryover due to the prospective utilization of such loss carryover.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2014 and 2013 are as follows:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,657,503)	($1,233,761)	($1,515,091)	($753,576)	($186,153)	($771,135)	($668,779)
Regulatory assets	(198,662)	(106,287)	(274,432)	(30,114)	—	(202,402)	(110,087)
Nuclear decommissioning trusts	(130,524)	(43,611)	(62,551)	—	—	—	(74,063)
Pension, net funding	(93,355)	(46,403)	(53,190)	(27,861)	(13,285)	(25,616)	(23,440)
Deferred fuel	(82,050)	(3,034)	(500)	(5,303)	(407)	2,045	(120)
Power purchase agreements	(17,073)	(67,083)	—	2,129	13	847	—
Other	(33,827)	(8,850)	(75,432)	(11,423)	(11,500)	(22,546)	(19,802)
Total	(2,212,994)	(1,509,029)	(1,981,196)	(826,148)	(211,332)	(1,018,807)	(896,291)
Deferred tax assets:
Regulatory liabilities	145,466	70,068	111,533	7,214	29,580	4,079	90,290
Nuclear decommissioning liabilities	(43,134)	48,815	97,323	—	—	—	(62,571)
Pension and other post-employment benefits	(17,534)	88,606	70,055	(7,288)	(7,504)	(15,053)	(1,413)
Sale and leaseback	—	—	45,136	—	—	—	108,172
Accumulated deferred investment tax credit	14,791	33,941	24,922	2,436	332	5,158	18,862
Provision for allowances and contingencies	(7,149)	43,512	82,293	19,590	10,986	8,017	133
Unbilled/deferred revenues	12,322	(18,553)	(6,463)	12,956	3,395	11,573	—
Compensation	2,085	641	(483)	(846)	475	4,155	—
Net operating loss carryforwards	105,063	—	241,803	—	—	—	—
Capital losses and miscellaneous tax credits	—	—	—	3,504	—	—	—
Other	258	8,102	7,406	5,887	2,891	3,850	2,000
Total	212,168	275,132	673,525	43,453	40,155	21,779	155,473
Noncurrent accrued taxes (including unrecognized tax benefits)	9,367	(388,230)	(24,278)	(12,481)	(19,502)	(48,921)	(81,528)
Accumulated deferred income taxes and taxes accrued	($1,991,459)	($1,622,127)	($1,331,949)	($795,176)	($190,679)	($1,045,949)	($822,346)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,613,195)	($1,259,173)	($1,347,534)	($727,545)	($196,726)	($759,263)	($698,151)
Regulatory assets	(212,339)	(102,362)	(255,068)	(33,277)	—	(205,402)	(113,849)
Nuclear decommissioning trusts	(110,004)	(32,574)	(50,248)	—	—	—	(58,308)
Pension, net funding	(79,589)	(45,342)	(50,630)	(24,392)	(11,606)	(23,598)	(21,187)
Deferred fuel	(26,946)	(4,361)	(512)	(21,823)	63	(470)	(129)
Power purchase agreements	(7,053)	(20,234)	—	—	13	1,269	—
Other	(62,046)	(25,694)	(69,194)	(10,732)	(13,446)	(58,963)	(8,969)
Total	(2,111,172)	(1,489,740)	(1,773,186)	(817,769)	(221,702)	(1,046,427)	(900,593)
Deferred tax assets:
Regulatory liabilities	120,966	60,176	94,019	8,357	35,764	7,952	76,135
Nuclear decommissioning liabilities	(64,571)	49,439	92,206	—	—	—	(71,898)
Pension and other post-employment benefits	(12,132)	73,136	62,999	(1,345)	1,532	(13,417)	(2,073)
Sale and leaseback	—	—	52,054	—	—	—	124,065
Accumulated deferred investment tax credit	15,281	35,297	25,913	3,263	416	5,651	20,956
Provision for allowances and contingencies	12,313	14,784	3,347	13,066	8,535	5,980	—
Unbilled/deferred revenues	37,825	(22,340)	3,026	6,791	4,226	10,655	—
Compensation	7,131	4,701	3,470	1,778	1,696	6,774	822
Net operating loss carryforwards	85,875	—	230,592	19,400	—	—	—
Capital losses and miscellaneous tax credits	—	—	—	6,173	—	—	—
Other	3,682	4,939	4,148	4,224	2,930	3,807	2,001
Total	206,370	220,132	571,774	61,707	55,099	27,402	150,008
Noncurrent accrued taxes (including unrecognized tax benefits)	22,565	(279,269)	25,512	(6,290)	(5,015)	(37,777)	10,302
Accumulated deferred income taxes and taxes accrued	($1,882,237)	($1,548,877)	($1,175,900)	($762,352)	($171,618)	($1,056,802)	($740,283)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2014 are as follows:

	Entergy Arkansas		Entergy Gulf States Louisiana		Entergy Louisiana		Entergy Mississippi		Entergy New Orleans		Entergy Texas		System Energy

Federal net operating losses	$1.3	billion	$151	million	$2.1	billion	—		$55	million	—		$392	million
Year(s) of expiration	2029-2034		2029-2032		2029-2034		N/A		2031-2034		N/A		2030-2032

State net operating losses	$235	million	$580	million	$3	billion	—		$24	million	—		—
Year(s) of expiration	2015-2028		2024-2027		2024-2029		N/A		2026-2029		N/A		N/A

Misc. federal credits	$1	million	$6	million	$13	million	$1	million	—		—		$10	million
Year(s) of expiration	2029-2033		2029-2033		2026-2033		2029-2033		N/A		N/A		2029-2033

State credits	—		—		—		$9.5	million	—		$3.4	million	$15.7	million
Year(s) of expiration	N/A		N/A		N/A		2015-2019		N/A		2026		2015-2019

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

	2014	2013	2012
	(In Thousands)
Gross balance at January 1	$4,593,224	$4,170,403	$4,387,780
Additions based on tax positions related to the current year	348,543	162,338	163,612
Additions for tax positions of prior years	11,637	410,108	1,517,797
Reductions for tax positions of prior years	(213,401)	(103,360)	(476,873)
Settlements	—	(43,620)	(1,421,913)
Lapse of statute of limitations	(3,218)	(2,645)	—
Gross balance at December 31	4,736,785	4,593,224	4,170,403
Offsets to gross unrecognized tax benefits:
Credit and loss carryovers	(4,295,643)	(4,400,498)	(4,022,535)
Unrecognized tax benefits net of unused tax attributes and payments (a)	$441,142	$192,726	$147,868

(a)	Potential tax liability above what is payable on tax returns

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The balances of unrecognized tax benefits include $516 million, $176 million, and $203 million as of December 31, 2014, 2013, and 2012, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $4.221 billion, $4.417 billion, and $3.968 billion as of December 31, 2014, 2013, and 2012, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2014, 2013, and 2012 accrued balance for the possible payment of interest is approximately $127 million, $96.4 million, and $146.3 million, respectively.

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2014, 2013, and 2012 is as follows:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2014	$347,713	$465,075	$611,605	$16,186	$51,679	$13,017	$265,185
Additions based on tax positions related to the current year	14,511	55,053	96,196	3,928	2,235	4,225	2,744
Additions for tax positions of prior years	1,767	5,204	1,720	319	37	303	566
Reductions for tax positions of prior years	(1,079)	(7,995)	(20,929)	(289)	(188)	(267)	(10,253)
Settlements	—	—	—	—	—	(14)	—
Gross balance at December 31, 2014	362,912	517,337	688,592	20,144	53,763	17,264	258,242
Offsets to gross unrecognized tax benefits:
Loss carryovers	(361,043)	(89,448)	(650,540)	(6,992)	(20,735)	(241)	(163,124)
Unrecognized tax benefits net of unused tax attributes and payments	$1,869	$427,889	$38,052	$13,152	$33,028	$17,023	$95,118

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2013	$344,669	$465,721	$536,673	$16,841	$52,018	$13,954	$260,346
Additions based on tax positions related to the current year	6,427	7,276	10,611	957	583	2,170	4,170
Additions for tax positions of prior years	1,228	7,189	118,025	401	3,506	587	8,391
Reductions for tax positions of prior years	(3,943)	(15,045)	(38,428)	(1,941)	(962)	(4,186)	(967)
Settlements	(668)	(66)	(15,276)	(72)	(3,466)	492	(6,755)
Gross balance at December 31, 2013	347,713	465,075	611,605	16,186	51,679	13,017	265,185
Offsets to gross unrecognized tax benefits:
Loss carryovers	(345,674)	(136,151)	(611,605)	(16,186)	(22,078)	(266)	(225,286)
Unrecognized tax benefits net of unused tax attributes and payments	$2,039	$328,924	$—	$—	$29,601	$12,751	$39,899

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2012	$335,493	$390,493	$446,187	$11,052	$56,052	$19,225	$281,183
Additions based on tax positions related to the current year	10,409	8,974	67,721	8,401	497	1,656	8,715
Additions for tax positions of prior years	429,232	392,548	331,432	4,057	445	4,834	271,172
Reductions for tax positions of prior years	(39,534)	(50,518)	(169,465)	(5,703)	(2,506)	(11,649)	(20,934)
Settlements	(390,931)	(275,776)	(139,202)	(966)	(2,470)	(112)	(279,790)
Gross balance at December 31, 2012	344,669	465,721	536,673	16,841	52,018	13,954	260,346
Offsets to gross unrecognized tax benefits:
Loss carryovers	(342,127)	(160,955)	(536,673)	(16,841)	(35,511)	(1,593)	(249,424)
Unrecognized tax benefits net of unused tax attributes and payments	$2,542	$304,766	$—	$—	$16,507	$12,361	$10,922

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would have reduced income tax expense as follows:

	December 31,
	2014	2013	2012
	(In Millions)
Entergy Arkansas	$2.6	$0.6	$0.6
Entergy Gulf States Louisiana	$91.9	$44.0	$44.0
Entergy Louisiana	$175.4	$87.9	$92.4
Entergy Mississippi	$3.9	$3.9	$3.9
Entergy New Orleans	$50.7	$—	$—
Entergy Texas	$10.5	$10.1	$8.6
System Energy	$3.7	$3.3	$3.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries accrue interest and penalties related to unrecognized tax benefits in income tax expense.  Penalties have not been accrued.  Accrued balances for the possible payment of interest are as follows:

	December 31,
	2014	2013	2012
	(In Millions)
Entergy Arkansas	$17.0	$15.2	$21.8
Entergy Gulf States Louisiana	$21.0	$17.0	$33.1
Entergy Louisiana	$1.2	$1.0	$0.9
Entergy Mississippi	$2.8	$2.1	$2.4
Entergy New Orleans	$1.3	$0.9	$0.1
Entergy Texas	$1.0	$0.8	$0.7
System Energy	$23.8	$19.0	$33.2

Income Tax Litigation

In October 2010 the U.S. Tax Court entered a decision in favor of Entergy regarding the ability to credit the U.K. Windfall Tax against U.S. income tax as a foreign tax credit.  The U.K. Windfall Tax relates to Entergy’s former investment in London Electricity.

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

    On May 20, 2013, the U.S. Supreme Court issued a unanimous decision in PPL’s favor, holding that the U.K. Windfall Tax is a creditable tax for U.S. federal income tax purposes. On May 28, 2013, the Supreme Court denied the petition for certiorari filed by the Commissioner of Internal Revenue in Entergy’s U.K. Windfall Tax case, allowing the decision in Entergy’s favor from the United States Court of Appeals for the Fifth Circuit to become final.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In the fourth quarter 2012 the IRS disallowed the reduction to 2009 taxable income related to the 2009 CAM.  In the third quarter 2013, the Internal Revenue Service issued its RAR for the tax years 2008-2009. As a result of the issuance of this RAR, Entergy and the IRS resolved all of the 2008-2009 issues described above except for the 2009 CAM. Entergy disagrees with the IRS’s disallowance of the 2009 CAM and filed a protest with the IRS Appeals Division on October 24, 2013. Two conferences with the Appeals Division have taken place during 2014. The resolution of this issue is in process. The issuance of the RAR by the IRS effectively settled all other issues, which resulted in an adjustment to the provision for uncertain tax positions.

Other Tax Matters

Entergy regularly negotiates with the IRS to achieve settlements.  The resolution of the nuclear decommissioning liability audit issue, discussed above, could result in significant changes to the amounts of unrecognized tax benefits in the next twelve months.

In September 2013 the U.S. Treasury Department and the IRS issued final regulations that provide guidance on the deductibility and capitalization of costs incurred associated with tangible property. Entergy and the Registrant Subsidiaries filed with the IRS an automatic application for change in accounting method which is in compliance with the final regulations and the safe harbor provisions of the relevant IRS Revenue Procedures. Entergy estimates that the effect of this accounting method change will result in a net increase to Entergy’s taxable income of approximately $548 million, which will be recognized over a four year period beginning with the tax year ended 2014. The adoption of the final regulations and safe harbor method results in approximate changes in the Registrant Subsidiaries taxable

Entergy Corporation and Subsidiaries
Notes to Financial Statements

income as follows: an increase of $157 million for Entergy Arkansas, an increase of $42 million for Entergy Gulf States Louisiana, an increase of $49 million for Entergy Louisiana, an increase of $23 million for Entergy Mississippi, an increase of $169 million for Entergy Texas, a decrease of $11 million for Entergy New Orleans, and an increase of $34 million for System Energy.

In March 2013, Entergy Louisiana distributed to its parent, Entergy Louisiana Holdings, Inc., Louisiana income tax credits of $20.6 million, which resulted in a decrease in Entergy Louisiana’s member’s equity account.

The Tax Increase Prevention Act of 2014 was enacted in December 2014. The most significant provisions affecting Entergy and the Registrant Subsidiaries were a one-year extension of 50% bonus depreciation and the research and experimentation tax credit. These provisions do not result in an immediate cash flow benefit but will result in cash flow benefits for Entergy in a future period.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2014 was 1.93% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2014.

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$695	$9	$2,796

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At December 31, 2014, Entergy Corporation had $484 million of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2014 was 0.88%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2014 as follows:

				Amount Drawn as of
Company	Expiration Date	Amount of Facility	Interest Rate (a)	December 31, 2014
Entergy Arkansas	April 2015	$20 million (b)	1.67%	—
Entergy Arkansas	March 2019	$150 million (c)	1.67%	—
Entergy Gulf States Louisiana	March 2019	$150 million (d)	1.42%	—
Entergy Louisiana	March 2019	$200 million (e)	1.42%	—
Entergy Mississippi	May 2015	$10 million (f)	1.67%	—
Entergy Mississippi	May 2015	$35 million (f)	1.67%	—
Entergy Mississippi	May 2015	$20 million (f)	1.67%	—
Entergy Mississippi	May 2015	$37.5 million (f)	1.67%	—
Entergy New Orleans	November 2015	$25 million	1.92%	—
Entergy Texas	March 2019	$150 million (g)	1.67%	—

(a)	The interest rate is the rate as of December 31, 2014 that would be applied to outstanding borrowings under the facility.

(b)	Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2014, no letters of credit were outstanding.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of December 31, 2014, no letters of credit were outstanding.

(e)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2014, no letters of credit were outstanding.

(f)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(g)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2014, $1.3 million in letters of credit were outstanding.

The commitment fees on the credit facilities range from 0.125% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio of 65% or less of its total capitalization. Each Registrant Subsidiary is in compliance with this covenant.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In addition, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations related to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2014:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2014
Entergy Arkansas	$25 million	0.70%	$2.0 million
Entergy Gulf States Louisiana	$75 million	0.70%	$27.9 million
Entergy Louisiana	$50 million	0.70%	$4.7 million
Entergy Mississippi	$40 million	0.70%	$14.4 million
Entergy Mississippi	$40 million	1.50%	—
Entergy New Orleans	$15 million	0.75%	$8.1 million
Entergy Texas	$50 million	0.70%	$24.5 million

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through October 31, 2015. In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2014 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	—
Entergy Gulf States Louisiana	$200	—
Entergy Louisiana	$250	—
Entergy Mississippi	$175	—
Entergy New Orleans	$100	—
Entergy Texas	$200	—
System Energy	$200	—

Entergy Nuclear Vermont Yankee Credit Facilities

In January 2015, Entergy Nuclear Vermont Yankee entered into a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $60 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against this facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Entergy Nuclear Vermont Yankee’s nuclear facilities. The commitment fee is currently 0.25% of the undrawn commitment amount.  The weighted average interest rate that would have applied to any outstanding borrowings at the time Entergy Nuclear Vermont Yankee entered into the facility was 1.92% on the drawn portion of the facility.

         Also in January 2015, Entergy Nuclear Vermont Yankee entered into an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against this facility. This facility provides an additional funding source to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Entergy Nuclear Vermont Yankee’s nuclear facilities.  The weighted average interest rate that

Entergy Corporation and Subsidiaries
Notes to Financial Statements

would have applied to any outstanding borrowings at the time Entergy Nuclear Vermont Yankee entered into the facility was 1.92% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of December 31, 2014:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2014
	(Dollars in Millions)
Entergy Arkansas VIE	June 2016	$85	1.61%	$48.0
Entergy Gulf States Louisiana VIE	June 2016	$100	n/a	$—
Entergy Louisiana VIE	June 2016	$90	1.54%	$46.0
System Energy VIE	June 2016	$125	1.68%	$20.4

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of December 31, 2014 as follows:

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

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2014 and 2013 consisted of:

Type of Debt and Maturity	Weighted Average Interest Rate December 31, 2014	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2014	2013	2014	2013
				(In Thousands)
Mortgage Bonds
2014-2019	6.49%	3.25%-7.13%	1.88%-7.13%	$1,650,000	$2,110,000
2020-2024	4.18%	3.05%-5.60%	3.05%-5.60%	3,483,303	3,008,363
2025-2029	4.54%	3.78%-5.66%	4.44%-5.66%	762,859	462,914
2032-2039	6.16%	5.90%-6.38%	5.90%-7.88%	660,000	980,000
2040-2064	5.28%	4.70%-6.20%	4.70%-6.20%	2,215,000	1,410,000
Governmental Bonds (a)
2015-2017	1.75%	1.55%-2.88%	1.55%-2.88%	86,655	86,655
2021-2022	5.31%	2.375%-5.88%	2.375%-5.88%	291,000	291,000
2028-2030	5.00%	5.00%	5.00%	198,680	198,680
Securitization Bonds
2016-2023	3.88%	2.04%-5.93%	2.04%-5.93%	785,059	883,243
Variable Interest Entities Notes Payable (Note 4)
2014-2021	3.53%	2.62%-5.33%	1.38%-5.69%	630,000	634,800
Entergy Corporation Notes
due September 2015	n/a	3.625%	3.625%	550,000	550,000
due January 2017	n/a	4.70%	4.70%	500,000	500,000
due September 2020	n/a	5.125%	5.125%	450,000	450,000
Note Payable to NYPA	(b)	(b)	(b)	79,638	95,011
5 Year Credit Facility (Note 4)	n/a	1.93%	1.96%	695,000	255,000
Long-term DOE Obligation (c)	—	—	—	181,329	181,253
Waterford 3 Lease Obligation (d)	n/a	7.45%	7.45%	128,488	148,716
Grand Gulf Lease Obligation (d)	n/a	5.13%	5.13%	50,671	97,414
Term Loan - Entergy Arkansas	n/a	—	1.13%	—	250,000
Unamortized Premium and Discount - Net				(12,529)	(11,172)
Other				14,331	14,367
Total Long-Term Debt				13,399,484	12,596,244
Less Amount Due Within One Year				899,375	457,095
Long-Term Debt Excluding Amount Due Within One Year				$12,500,109	$12,139,149
Fair Value of Long-Term Debt (e)				$13,607,242	$12,439,785

(a)	Consists of pollution control revenue bonds and environmental revenue bonds, some of which are secured by collateral first mortgage bonds.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(b)	These notes do not have a stated interest rate, but have an implicit interest rate of 4.8%.

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

(e)
The fair value excludes lease obligations of $128 million at Entergy Louisiana and $51 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $80 million at Entergy, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 16 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2014, for the next five years are as follows:

Amount
(In Thousands)
2015	$310,566
2016	$765,821
2017	$266,801
2018	$1,336,396
2019	$1,492,107

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

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy’s equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);

•	permit the continued commercial operation of Grand Gulf;

•	pay in full all System Energy indebtedness for borrowed money when due; and

•	enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy’s rights in the agreement as security for the specific debt.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Long-term debt for the Registrant Subsidiaries as of December 31, 2014 and 2013 consisted of:

	2014	2013
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
5.0% Series due July 2018	$—	$115,000
3.75% Series due February 2021	350,000	350,000
3.05% Series due June 2023	250,000	250,000
3.7% Series due June 2024	375,000	—
5.66% Series due February 2025	175,000	175,000
5.9% Series due June 2033	100,000	100,000
6.38% Series due November 2034	60,000	60,000
5.75% Series due November 2040	225,000	225,000
4.95% Series due December 2044	250,000	—
4.9% Series due December 2052	200,000	200,000
4.75% Series due June 2063	125,000	125,000
Total mortgage bonds	2,110,000	1,600,000
Governmental Bonds (a):
1.55% Series due 2017, Jefferson County (d)	54,700	54,700
2.375% Series due 2021, Independence County (d)	45,000	45,000
Total governmental bonds	99,700	99,700
Variable Interest Entity Notes Payable (Note 4):
5.69% Series I due July 2014	—	70,000
3.23% Series J due July 2016	55,000	55,000
2.62% Series K due December 2017	60,000	60,000
3.65% Series L due July 2021	90,000	—
Total variable interest entity notes payable	205,000	185,000
Securitization Bonds:
2.30% Series Senior Secured due August 2021	76,185	88,986
Total securitization bonds	76,185	88,986
Other:
Long-term DOE Obligation (b)	181,329	181,253
Term Loan due January 2015, weighted avg rate 1.13%	—	250,000
Unamortized Premium and Discount – Net	(2,960)	(1,242)
Other	2,089	2,105
Total Long-Term Debt	2,671,343	2,405,802
Less Amount Due Within One Year	—	70,000
Long-Term Debt Excluding Amount Due Within One Year	$2,671,343	$2,335,802
Fair Value of Long-Term Debt (c)	$2,517,633	$2,142,527

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2014	2013
	(In Thousands)
Entergy Gulf States Louisiana
Mortgage Bonds:
6.0% Series due May 2018	$375,000	$375,000
3.95% Series due October 2020	250,000	250,000
5.59% Series due October 2024	300,000	300,000
3.78% Series due April 2025	110,000	—
6.2% Series due July 2033	240,000	240,000
6.18% Series due March 2035	85,000	85,000
Total mortgage bonds	1,360,000	1,250,000
Governmental Bonds (a):
2.875% Series due 2015, Louisiana Public Facilities Authority (d)	31,955	31,955
5.0% Series due 2028, Louisiana Public Facilities Authority (d)	83,680	83,680
Total governmental bonds	115,635	115,635
Variable Interest Entity Notes Payable (Note 4):
3.25% Series Q due July 2017	75,000	75,000
3.38% Series R due August 2020	70,000	70,000
Credit Facility due June 2016, weighted avg rate 1.38%	—	14,800
Total variable interest entity notes payable	145,000	159,800
Other:
Unamortized Premium and Discount – Net	(1,422)	(1,574)
Other	3,604	3,604
Total Long-Term Debt	1,622,817	1,527,465
Less Amount Due Within One Year	31,955	—
Long-Term Debt Excluding Amount Due Within One Year	$1,590,862	$1,527,465
Fair Value of Long-Term Debt (c)	$1,743,143	$1,631,308

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2014	2013
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
1.875% Series due December 2014	$—	$250,000
6.50% Series due September 2018	300,000	300,000
4.8% Series due May 2021	200,000	200,000
3.3% Series due December 2022	200,000	200,000
4.05% Series due September 2023	325,000	325,000
5.40% Series due November 2024	400,000	400,000
3.78% Series due April 2025	190,000	—
4.44% Series due January 2026	250,000	250,000
6.4% Series due October 2034	—	70,000
6.3% Series due September 2035	—	100,000
6.0% Series due March 2040	150,000	150,000
5.875% Series due June 2041	150,000	150,000
5.0% Series due July 2044	170,000	—
4.95% Series due January 2045	250,000	—
5.25% Series due July 2052	200,000	200,000
4.7% Series due June 2063	100,000	100,000
Total mortgage bonds	2,885,000	2,695,000
Governmental Bonds (a):
5.0% Series due 2030, Louisiana Public Facilities Authority (d)	115,000	115,000
Total governmental bonds	115,000	115,000
Variable Interest Entity Notes Payable (Note 4):
5.69% Series E due July 2014	—	50,000
3.30% Series F due March 2016	20,000	20,000
3.25% Series G due July 2017	25,000	25,000
3.92% Series H due February 2021	40,000	—
Total variable interest entity notes payable	85,000	95,000
Securitization Bonds:
2.04% Series Senior Secured due June 2021	143,064	164,993
Total securitization bonds	143,064	164,993
Other:
Waterford 3 Lease Obligation 7.45% (Note 10)	128,488	148,716
Unamortized Premium and Discount - Net	(3,719)	(2,962)
Other	3,746	3,769
Total Long-Term Debt	3,356,579	3,219,516
Less Amount Due Within One Year	19,525	320,231
Long-Term Debt Excluding Amount Due Within One Year	$3,337,054	$2,899,285
Fair Value of Long-Term Debt (c)	$3,447,404	$3,148,877

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2014	2013
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
3.25% Series due June 2016	$125,000	$125,000
4.95% Series due June 2018	—	95,000
6.64% Series due July 2019	150,000	150,000
3.1% Series due July 2023	250,000	250,000
3.75% Series due July 2024	100,000	—
6.0% Series due November 2032	75,000	75,000
6.25% Series due April 2034	100,000	100,000
6.20% Series due April 2040	80,000	80,000
6.0% Series due May 2051	150,000	150,000
Total mortgage bonds	1,030,000	1,025,000
Governmental Bonds (a):
4.90% Series due 2022, Independence County (d)	30,000	30,000
Total governmental bonds	30,000	30,000
Other:
Unamortized Premium and Discount – Net	(1,162)	(1,330)
Total Long-Term Debt	1,058,838	1,053,670
Less Amount Due Within One Year	—	—
Long-Term Debt Excluding Amount Due Within One Year	$1,058,838	$1,053,670
Fair Value of Long-Term Debt (c)	$1,102,741	$1,067,006

	2014	2013
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
5.10% Series due December 2020	$25,000	$25,000
3.9% Series due July 2023	100,000	100,000
5.6% Series due September 2024	33,303	33,363
5.65% Series due September 2029	37,859	37,914
5.0% Series due December 2052	30,000	30,000
Total mortgage bonds	226,162	226,277
Other:
Unamortized Premium and Discount – Net	(296)	(333)
Total Long-Term Debt	225,866	225,944
Less Amount Due Within One Year	—	—
Long-Term Debt Excluding Amount Due Within One Year	$225,866	$225,944
Fair Value of Long-Term Debt (c)	$226,349	$217,692

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2014	2013
	(In Thousands)
Entergy Texas
Mortgage Bonds:
3.60% Series due June 2015	$200,000	$200,000
7.125% Series due February 2019	500,000	500,000
4.1% Series due September 2021	75,000	75,000
7.875% Series due June 2039	—	150,000
5.625% Series due June 2064	135,000	—
Total mortgage bonds	910,000	925,000
Securitization Bonds:
2.12% Series Senior Secured, Series A due February 2016	13,816	54,047
5.79% Series Senior Secured, Series A due October 2018	74,194	97,414
3.65% Series Senior Secured, Series A due August 2019	144,800	144,800
5.93% Series Senior Secured, Series A due June 2022	114,400	114,400
4.38% Series Senior Secured, Series A due November 2023	218,600	218,600
Total securitization bonds	565,810	629,261
Other:
Unamortized Premium and Discount - Net	(1,769)	(2,211)
Other	4,890	4,889
Total Long-Term Debt	1,478,931	1,556,939
Less Amount Due Within One Year	200,000	—
Long-Term Debt Excluding Amount Due Within One Year	$1,278,931	$1,556,939
Fair Value of Long-Term Debt (c)	$1,629,124	$1,726,623

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2014	2013
	(In Thousands)
System Energy
Mortgage Bonds:
4.1% Series due April 2023	$250,000	$250,000
Total mortgage bonds	250,000	250,000
Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	216,000	216,000
Total governmental bonds	216,000	216,000
Variable Interest Entity Notes Payable (Note 4):
5.33% Series G due April 2015	60,000	60,000
4.02% Series H due February 2017	50,000	50,000
3.78% Series I due October 2018	85,000	85,000
Total variable interest entity notes payable	195,000	195,000
Other:
Grand Gulf Lease Obligation 5.13% (Note 10)	50,671	97,414
Unamortized Premium and Discount – Net	(867)	(981)
Other	2	3
Total Long-Term Debt	710,806	757,436
Less Amount Due Within One Year	76,310	48,653
Long-Term Debt Excluding Amount Due Within One Year	$634,496	$708,783
Fair Value of Long-Term Debt (c)	$677,475	$664,890

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.

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

(c)
The fair value excludes lease obligations of $128 million at Entergy Louisiana and $51 million at System Energy and long-term DOE obligations of $181 million at Entergy Arkansas, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 16 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

(d)	The bonds are secured by a series of collateral first mortgage bonds.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2014, for the next five years are as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2015	$—	$31,955	$—	$—	$—	$200,000	$60,000
2016	$55,000	$—	$20,000	$125,000	$—	$13,816	$—
2017	$114,700	$75,000	$25,000	$—	$—	$—	$50,000
2018	$—	$375,000	$300,000	$—	$—	$74,194	$85,000
2019	$—	$—	$—	$150,000	$—	$644,800	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas Securitization Bonds

In June 2010 the APSC issued a financing order authorizing the issuance of bonds to recover Entergy Arkansas’s January 2009 ice storm damage restoration costs, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.  The bonds have a coupon of 2.30% and an expected maturity date of August 2021.  Although the principal amount is not due until the date given above, Entergy Arkansas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $13.2 million for 2015, $13.4 million for 2016, $13.8 million for 2017, $14.1 million for 2018, and $14.4 million for 2019.  With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet.  The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding, including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections.

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011 the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the cancelled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate of 2.04% and an expected maturity date of June 2021.  Although the principal amount is not due until the date given above, Entergy Louisiana Investment Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $20.5 million for 2015, $21.6 million for 2016, $21.7 million for 2017, $22.3 million for 2018, and $22.7 million for 2019.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds.  In accordance with the financing order, Entergy Louisiana will apply the proceeds it received from the sale of the investment recovery property as a reimbursement for previously-incurred investment recovery costs.  The investment recovery property is reflected as a regulatory asset on the consolidated Entergy Louisiana balance sheet.  The creditors of Entergy Louisiana do not have recourse to the assets or revenues of Entergy Louisiana Investment Recovery Funding, including the investment recovery property, and the creditors of Entergy Louisiana Investment Recovery Funding do not have recourse to the assets or revenues of Entergy Louisiana.  Entergy Louisiana has no payment obligations to Entergy Louisiana Investment Recovery Funding except to remit investment recovery charge collections.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas Securitization Bonds - Hurricane Rita

In April 2007 the PUCT issued a financing order authorizing the issuance of securitization bonds to recover $353 million of Entergy Texas’s Hurricane Rita reconstruction costs and up to $6 million of transaction costs, offset by $32 million of related deferred income tax benefits.  In June 2007, Entergy Gulf States Reconstruction Funding I, LLC, a company that is now wholly-owned and consolidated by Entergy Texas, issued $329.5 million of senior secured transition bonds (securitization bonds) as follows:

Amount
(In Thousands)
Senior Secured Transition Bonds, Series A:
Tranche A-1 (5.51%) due October 2013	$93,500
Tranche A-2 (5.79%) due October 2018	121,600
Tranche A-3 (5.93%) due June 2022	114,400
Total senior secured transition bonds	$329,500

Although the principal amount of each tranche is not due until the dates given above, Entergy Gulf States Reconstruction Funding expects to make principal payments on the bonds over the next five years in the amounts of $24.6 million for 2015, $26 million for 2016, $27.6 million for 2017, $29.2 million for 2018, and $30.9 million for 2019.  All of the scheduled principal payments for 2015-2016 are for Tranche A-2, $23.6 million of the scheduled principal payments for 2017 are for Tranche A-2 and $4 million of the scheduled principal payments for 2017 are for Tranche A-3. All of the scheduled principal payments for 2018-2019 are for Tranche A-3.

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

Entergy Texas Securitization Bonds - Hurricane Ike and Hurricane Gustav

In September 2009 the PUCT authorized the issuance of securitization bonds to recover $566.4 million of Entergy Texas’s Hurricane Ike and Hurricane Gustav restoration costs, plus carrying costs and transaction costs, offset by insurance proceeds.  In November 2009, Entergy Texas Restoration Funding, LLC (Entergy Texas Restoration Funding), a company wholly-owned and consolidated by Entergy Texas, issued $545.9 million of senior secured transition bonds (securitization bonds), as follows:

Amount
(In Thousands)
Senior Secured Transition Bonds
Tranche A-1 (2.12%) due February 2016	$182,500
Tranche A-2 (3.65%) due August 2019	144,800
Tranche A-3 (4.38%) due November 2023	218,600
Total senior secured transition bonds	$545,900

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $41.2 million for 2015, $42.6 million for 2016, $44.1 million for 2017, $45.8 million for 2018, and $47.6 million for 2019.  A total of $13.8 million of the scheduled principal payments for 2015 are for Tranche A-1 and $27.4 million are for Tranche A-2. All

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of the scheduled principal payments for 2016-2017 are for Tranche A-2, $30.8 million of the scheduled principal payments for 2018 are for Tranche A-2 and $15 million are for Tranche A-3. All of the scheduled principle payments for 2019 are for Tranche A-3.

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

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and non-controlling interest for Entergy Corporation subsidiaries as of December 31, 2014 and 2013 are presented below.  All series of the Utility preferred stock are redeemable at the option of the related company.

	Shares/Units Authorized		Shares/Units Outstanding
	2014	2013	2014	2013	2014	2013
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund:
Entergy Arkansas, 4.32%-6.45% Series	3,413,500	3,413,500	3,413,500	3,413,500	$116,350	$116,350
Entergy Gulf States Louisiana, Series A 8.25%	100,000	100,000	100,000	100,000	10,000	10,000
Entergy Louisiana, 6.95% Series (a)	1,000,000	1,000,000	840,000	840,000	84,000	84,000
Entergy Mississippi, 4.36%-6.25% Series	1,403,807	1,403,807	1,403,807	1,403,807	50,381	50,381
Entergy New Orleans, 4.36%-5.56% Series	197,798	197,798	197,798	197,798	19,780	19,780
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund	6,115,105	6,115,105	5,955,105	5,955,105	280,511	280,511
Entergy Wholesale Commodities:
Preferred Stock without sinking fund:
Entergy Finance Holding, Inc. 8.75% (b)	250,000	250,000	250,000	250,000	24,249	24,249
Total Subsidiaries’ Preferred Stock without sinking fund	6,365,105	6,365,105	6,205,105	6,205,105	$304,760	$304,760

(a)	In 2007, Entergy Louisiana Holdings, an Entergy subsidiary, purchased 160,000 of these shares from the holders.

(b)	Dollar amount outstanding is net of $751 thousand of preferred stock issuance costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2013, Entergy Finance Holding, Inc. issued 250,000 shares of $100 par value 8.75% Series Preferred Stock, all of which are outstanding as of December 31, 2014. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after December 16, 2023, at Entergy Finance Holding, Inc.’s option, at the fixed redemption price of $100 per share.

The number of shares and units authorized and outstanding and dollar value of preferred stock and membership interests for Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 2014 and 2013 are presented below.  All series of the Utility operating companies’ preferred stock and membership interests are redeemable at the respective company’s option at the call prices presented.  Dividends and distributions paid on all of Entergy’s preferred stock and membership interests series are eligible for the dividends received deduction.  The dividends received deduction is limited by Internal Revenue Code section 244 for the following preferred stock series: Entergy Arkansas 4.72%, Entergy Mississippi 4.56%, and Entergy New Orleans 4.75%.

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2014	2013	2014	2013	2014
Entergy Arkansas Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	$107.00
4.56% Series	75,000	75,000	7,500	7,500	$102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	$102.50
6.08% Series	100,000	100,000	10,000	10,000	$102.83
Cumulative, $25 par value:
6.45% Series	3,000,000	3,000,000	75,000	75,000	$25
Total without sinking fund	3,413,500	3,413,500	$116,350	$116,350

	Units Authorized and Outstanding				Call Price per Unit as of December 31,
	2014	2013	2014	2013	2014
Entergy Gulf States Louisiana Preferred Membership Interests			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 liquidation value:
8.25% Series (a)	100,000	100,000	$10,000	$10,000	$—
Total without sinking fund	100,000	100,000	$10,000	$10,000

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Units Authorized and Outstanding				Call Price per Unit as of December 31,
	2014	2013	2014	2013	2014
Entergy Louisiana Preferred Membership Interests			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 liquidation value:
6.95% Series	1,000,000	1,000,000	$100,000	$100,000	$100
Total without sinking fund	1,000,000	1,000,000	$100,000	$100,000

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2014	2013	2014	2013	2014
Entergy Mississippi Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.86
4.56% Series	43,887	43,887	4,389	4,389	$107.00
4.92% Series	100,000	100,000	10,000	10,000	$102.88
Cumulative, $25 par value
6.25% Series	1,200,000	1,200,000	30,000	30,000	$25
Total without sinking fund	1,403,807	1,403,807	$50,381	$50,381

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2014	2013	2014	2013	2014
Entergy New Orleans Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	60,000	60,000	$6,000	$6,000	$104.58
4.75% Series	77,798	77,798	7,780	7,780	$105.00
5.56% Series	60,000	60,000	6,000	6,000	$102.59
Total without sinking fund	197,798	197,798	$19,780	$19,780

(a)	Series is callable at par on and after December 15, 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.   COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Common Stock

Common stock and treasury stock shares activity for Entergy for 2014, 2013, and 2012 is as follows:

	2014		2013		2012
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares
Beginning Balance, January 1	254,752,788	76,381,936	254,752,788	76,945,239	254,752,788	78,396,988
Repurchases	—	2,154,490	—	—	—	—
Issuances:
Employee Stock-Based Compensation Plans	—	(3,019,475)	—	(557,734)	—	(1,446,305)
Directors’ Plan	—	(4,872)	—	(5,569)	—	(5,444)
Ending Balance, December 31	254,752,788	75,512,079	254,752,788	76,381,936	254,752,788	76,945,239

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

In October 2010 the Board granted authority for a $500 million share repurchase program.  As of December 31, 2014, $350 million of authority remains under the $500 million share repurchase program.

Dividends declared per common share were $3.32 in 2014, 2013, and 2012.

Retained Earnings and Dividend Restrictions

Provisions within the articles of incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred equity.  As of December 31, 2014, under provisions in their mortgage indentures, Entergy Arkansas and Entergy Mississippi had retained earnings unavailable for distribution to Entergy Corporation of $394.9 million and $68.5 million, respectively.  Entergy Corporation received dividend payments from subsidiaries totaling $893 million in 2014, $702 million in 2013, and $439 million in 2012.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2014 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gains (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Beginning balance, December 31, 2013	($81,777)	($288,223)	$337,256	$3,420	($29,324)
Other comprehensive income (loss) before reclassifications	52,433	(278,361)	99,900	(751)	(126,779)
Amounts reclassified from accumulated other comprehensive income (loss)	127,462	(3,205)	(10,461)	—	113,796
Net other comprehensive income (loss) for the period	179,895	(281,566)	89,439	(751)	(12,983)
Ending balance, December 31, 2014	$98,118	($569,789)	$426,695	$2,669	($42,307)
The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2013 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gains (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Beginning balance, December 31, 2012	$79,905	($590,712)	$214,547	$3,177	($293,083)
Other comprehensive income (loss) before reclassifications	(133,312)	260,567	143,936	243	271,434
Amounts reclassified from accumulated other comprehensive income (loss)	(28,370)	41,922	(21,227)	—	(7,675)
Net other comprehensive income (loss) for the period	(161,682)	302,489	122,709	243	263,759
Ending balance, December 31, 2013	($81,777)	($288,223)	$337,256	$3,420	($29,324)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the year ended December 31, 2014:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)

Beginning balance, December 31, 2013	($28,202)	($9,635)
Other comprehensive income (loss) before reclassifications	(25,677)	(15,078)
Amounts reclassified from accumulated other comprehensive income (loss)	532	(1,163)
Net other comprehensive income (loss) for the period	(25,145)	(16,241)
Ending balance, December 31, 2014	($53,347)	($25,876)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the year ended December 31, 2013:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)

Beginning balance, December 31, 2012	($65,229)	($46,132)
Other comprehensive income (loss) before reclassifications	33,233	33,869
Amounts reclassified from accumulated other comprehensive income (loss)	3,794	2,628
Net other comprehensive income (loss) for the period	37,027	36,497
Ending balance, December 31, 2013	($28,202)	($9,635)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the year ended December 31, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)

Cash flow hedges net unrealized gain (loss)
Power contracts	($193,297)	Competitive business operating revenues
Interest rate swaps	(2,799)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(196,096)
	68,634	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($127,462)

Pension and other postretirement liabilities
Amortization of prior-service costs	$20,294	(a)
Amortization of loss	(35,836)	(a)
Settlement loss	(3,643)	(a)
Total amortization	(19,185)
	22,390	Income taxes
Total amortization (net of tax)	$3,205

Net unrealized investment gain (loss)
Realized gain (loss)	$20,511	Interest and investment income
	(10,050)	Income taxes
Total realized investment gain (loss) (net of tax)	$10,461

Total reclassifications for the period (net of tax)	($113,796)

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 11 to the financial statements for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the year ended December 31, 2013 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)

Cash flow hedges net unrealized gain (loss)
Power contracts	$47,019	Competitive business operating revenues
Interest rate swaps	(1,565)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	45,454
	(17,084)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$28,370

Pension and other postretirement liabilities
Amortization of prior-service costs	$10,556	(a)
Acceleration of prior-service cost due to curtailment	315	(a)
Amortization of loss	(68,130)	(a)
Settlement loss	(11,612)	(a)
Total amortization	(68,871)
	26,949	Income taxes
Total amortization (net of tax)	($41,922)

Net unrealized investment gain (loss)
Realized gain (loss)	$41,622	Interest and investment income
	(20,395)	Income taxes
Total realized investment gain (loss) (net of tax)	$21,227

Total reclassifications for the period (net of tax)	$7,675

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 11 to the financial statements for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the year ended December 31, 2014 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$2,237	$3,377	(a)
Amortization of loss	(3,126)	(1,511)	(a)
Total amortization	(889)	1,866
	357	(703)	Income tax expense (benefit)
Total amortization (net of tax)	(532)	1,163

Total reclassifications for the period (net of tax)	($532)	$1,163

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 11 to the financial statements for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the year ended December 31, 2013 are as follows:

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

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $152.8 million in 2014, $181.1 million in 2013, and $125.0 million in 2012.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $148.5 million in 2015, and a total of $2.06 billion for the years 2016 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to 10 years, beginning in October 2002.  In addition, in accordance with an LPSC settlement, Entergy Louisiana credited rates in August 2007 by $11.3 million (including interest) as a result of a settlement with the IRS of the 2001 tax treatment of the Vidalia contract.  In August 2011, Entergy agreed to a settlement with the IRS regarding the mark-to-market income tax treatment of various wholesale electric power purchase and sale contracts, including the Vidalia contract.  The agreement with the IRS effectively settled the tax treatment of such contracts which allowed Entergy Louisiana to propose a final settlement with the LPSC regarding Entergy Louisiana’s obligation to customers related to the Vidalia contract. In October 2011 the LPSC approved a final settlement under which Entergy Louisiana agreed to provide credits to the fuel adjustment clause resulting from the IRS settlement to customers by crediting billings an additional $20.235 million per year for 15 years beginning January 2012.  Entergy Louisiana recorded a regulatory charge and a corresponding regulatory liability to reflect this obligation.  Entergy Louisiana’s use of the cash benefit of the proceeds is not reflected in rate base for ratemaking purposes.

ANO Damage, Outage, and NRC Reviews

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

Entergy Arkansas is pursuing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual

Entergy Corporation and Subsidiaries
Notes to Financial Statements

insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO. NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO. Entergy has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy. During 2014, Entergy Arkansas collected $50 million from NEIL. On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop.

Shortly after the stator incident, the NRC deployed an augmented inspection team to review the plant’s response.  In July 2013 a second team of NRC inspectors visited ANO to evaluate certain items that were identified as requiring follow-up inspection to determine whether performance deficiencies existed. In March 2014 the NRC issued an inspection report on the follow-up inspection that discussed two preliminary findings, one that was preliminarily determined to be “red with high safety significance” for Unit 1 and one that was preliminarily determined to be “yellow with substantial safety significance” for Unit 2, with the NRC indicating further that these preliminary findings may warrant additional regulatory oversight. This report also noted that one additional item related to flood barrier effectiveness was still under review.

In May 2014 the NRC met with Entergy during a regulatory conference to discuss the preliminary red and yellow findings and Entergy’s response to the findings. During the regulatory conference, Entergy presented information on the facts and assumptions the NRC used to assess the potential findings. The NRC used the information provided by Entergy at the regulatory conference to finalize its decision regarding the inspection team’s findings. In a letter dated June 23, 2014, the NRC classified both findings as “yellow with substantial safety significance.” In an assessment follow-up letter for ANO dated July 29, 2014, the NRC stated that given the two yellow findings, it determined that the performance at ANO is in the “degraded cornerstone column,” or column 3, of the NRC’s reactor oversight process action matrix beginning the first quarter 2014. Corrective actions in response to the NRC’s findings have been taken and remain ongoing at ANO. The NRC plans to conduct supplemental inspection activity to review the actions taken to address the yellow findings. Entergy will continue to interact with the NRC to address the NRC’s findings.

In September 2014 the NRC issued an inspection report on the flood barrier effectiveness issue that was still under review at the time of the March 2014 inspection report. While Entergy believes that the flood barrier issues that led to the finding have been addressed at ANO, NRC processes still required that the NRC assess the safety significance of the deficiencies. In its September 2014 inspection report, the NRC discussed a preliminary finding of “yellow with substantial safety significance” for the Unit 1 and Unit 2 auxiliary and emergency diesel fuel storage buildings.  The NRC indicated that these preliminary findings may warrant additional regulatory oversight.  Entergy requested a public regulatory conference regarding the inspection, and the conference was held on October 28, 2014. During the regulatory conference, Entergy presented information related to the facts and assumptions used by the NRC in arriving at its preliminary finding of “yellow with substantial safety significance.” In January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.”

The NRC’s January 2015 letter did not advise ANO of the additional level of oversight that will result from the yellow finding related to the flood barrier issue, and it stated that the NRC would inform ANO of this decision by separate correspondence. The yellow finding may result in ANO being placed into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column would require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. The additional NRC inspection activities at the site are expected to increase ANO’s operating costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  Entergy Mississippi completed the repairs to the unit in December 2014. As of December 31, 2014, Entergy Mississippi incurred $22.3 million of capital spending and $26.6 million of operation and maintenance expenses to return the unit to service. The damage was covered by Entergy Mississippi’s property insurance policy, subject to a $20 million deductible. As of December 31, 2014, Entergy Mississippi recorded an insurance receivable of $28.2 million for the amount expected to be received from its insurance policy, allocating $12.9 million of the expected insurance proceeds to capital spending and $15.3 million to operation and maintenance expenses. In June 2014, Entergy Mississippi filed a rate case with the MPSC, which includes recovery of the costs associated with Baxter Wilson (Unit 1) repair activities, net of applicable insurance proceeds. In December 2014 the MPSC issued an order that provided for a deferral of $6 million in other operation and maintenance expenses associated with the Baxter Wilson outage and that the regulatory asset should accrue carrying costs, with amortization of the regulatory asset to occur over two years beginning in February 2015, and provided that the capital costs will be reflected in rate base. The final accounting of costs to return the unit to service and insurance proceeds will be addressed in Entergy Mississippi’s next formula rate plan filing.

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

3.
In the event that one or more acts of terrorism cause a nuclear power plant accident, which results in third-party damages – off-site property and environmental damage, off-site bodily injury, and on-site third-party bodily injury (i.e. contractors); the primary level provided by ANI combined with the Secondary Financial Protection would provide $13.6 billion in coverage.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. The Terrorism Risk Insurance Reauthorization Act of 2007 expired on December 31, 2014. However, The Terrorism Risk Insurance Reauthorization Act of 2015 was signed into law by the President of the United States on January 12, 2015 thereby extending the Terrorism Risk Insurance Act for six years until December 31, 2020.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas has two licensed reactors and Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (SMEPA) that would share on a pro-rata basis in any retrospective premium assessment to System Energy under the Price-Anderson Act).  The Entergy Wholesale Commodities segment includes the ownership, operation, and decommissioning of nuclear power reactors and the ownership of the shutdown Indian Point 1 reactor and Big Rock Point facility.

Property Insurance

Entergy’s nuclear owner/licensee subsidiaries are members of NEIL, a mutual insurance company that provides property damage coverage, including decontamination and premature decommissioning expense, to the members’ nuclear generating plants.  Effective April 1, 2014, Entergy was insured against such losses per the following structures:

Utility Plants (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3)

•	Primary Layer (per plant) - $1.5 billion per occurrence

•	Blanket Excess Layer (shared among the Utility plants) - $100 million per occurrence

•	Total limit - $1.6 billion per occurrence

•	Deductibles:

•	$2.5 million per occurrence - Turbine/generator damage

•	$2.5 million per occurrence - Other than turbine/generator damage

•	$10 million per occurrence plus 10% of amount above $10 million - Damage from a windstorm, flood, earthquake, or volcanic eruption

Note:  ANO 1 and 2 share in the primary and blanket excess layers with common policies because the policies are issued on a per site basis. Flood and earthquake coverage are excluded from the primary layer’s first $500 million in coverage. Entergy currently purchases flood coverage at Waterford 3 and River Bend for the primary layer’s first $500 million in coverage.

Entergy Wholesale Commodities Plants (FitzPatrick, Pilgrim, and Palisades)

•	Primary Layer (per plant) - $1.115 billion per occurrence

•	Total limit (per plant) - $1.115 billion per occurrence

•	Deductibles:

•	$2.5 million per occurrence - Turbine/generator damage

•	$2.5 million per occurrence - Other than turbine/generator damage

•	$10 million per occurrence plus 10% of amount above $10 million - Damage from a windstorm, flood, earthquake, or volcanic eruption

Note:  Flood and earthquake coverage are excluded from the primary layer’s first $500 million in coverage. Entergy currently purchases flood and earthquake coverage at Palisades for the primary layer’s first $500 million in coverage.

Entergy Wholesale Commodities Plant (Indian Point)

•	Primary Layer (per plant) - $1.5 billion per occurrence

•	Excess Layer - $100 million per occurrence

•	Total limit - $1.6 billion per occurrence

•	Deductibles:

•	$2.5 million per occurrence - Turbine/generator damage

•	$2.5 million per occurrence - Other than turbine/generator damage

•	$10 million per occurrence plus 10% of amount above $10 million - Damage from a windstorm, flood, earthquake, or volcanic eruption

Note: The Indian Point Units share in the primary and excess layers with common policies because the policies are issued on a per site basis. Flood and earthquake coverage are excluded from the primary layer’s first $500 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in coverage. Entergy currently purchases flood coverage at Indian Point for the primary layer’s first $500 million in coverage.

Entergy Wholesale Commodities Plant (Vermont Yankee)

•	Primary Layer (per plant) - $1.06 billion per occurrence

•	Total limit - $1.06 billion per occurrence

•	Deductibles:

•	$2.5 million per occurrence - Turbine/generator damage

•	$2.5 million per occurrence - Other than turbine/generator damage

•	$10 million per occurrence plus 10% of amount above $10 million - Damage from a windstorm, flood, earthquake, or volcanic eruption

Note: Flood and earthquake coverage are excluded from the primary layer’s first $500 million in coverage. Entergy currently purchases flood and earthquake coverage at Vermont Yankee for the primary layer’s first $500 million in coverage.

Entergy Wholesale Commodities Plant (Big Rock Point)

•	Primary Layer (per plant) - $500 million per occurrence

•	Total limit - $500 million per occurrence

Note: Flood and earthquake coverage are excluded from the primary layer’s first $500 million in coverage. Entergy currently purchases flood and earthquake coverage at Big Rock Point for the primary layer’s first $500 million in coverage.

In addition, Waterford 3, Grand Gulf, and the Entergy Wholesale Commodities plants, with the exception of Vermont Yankee, are also covered under NEIL’s Accidental Outage Coverage program.  Due to the shutdown of the Vermont Yankee Nuclear Power Plant in December 2014, and the required 12 week deductible waiting period for the accidental outage coverage to take effect, accidental outage coverage was removed effective October 1, 2014. This coverage provides certain fixed indemnities in the event of an unplanned outage that results from a covered NEIL primary property damage loss, subject to a deductible period.  The payout for damage resulting from non-nuclear events is limited to a $327.6 million per occurrence sub-limit. The following summarizes this coverage effective October 1, 2014:

Waterford 3

•	$2.95 million weekly indemnity

•	$413 million maximum indemnity

•	Deductible: 26 week deductible period

Grand Gulf

•	$400,000 weekly indemnity (total for four policies)

•	$56 million maximum indemnity (total for four policies)

•	Deductible: 26 week deductible period

Indian Point 2, Indian Point 3, and Palisades

•	$4.5 million weekly indemnity

•	$490 million maximum indemnity

•	Deductible: 12 week deductible period

FitzPatrick and Pilgrim

•	$4 million weekly indemnity

•	$490 million maximum indemnity

•	Deductible: 12 week deductible period

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL.  Effective April 1, 2014, the maximum amounts of such possible assessments per occurrence were as follows:

Assessments
(In Millions)
Utility:
Entergy Arkansas	$32.2
Entergy Gulf States Louisiana	$25.5
Entergy Louisiana	$26.1
Entergy Mississippi	$0.09
Entergy New Orleans	$0.09
Entergy Texas	N/A
System Energy	$21.5

Entergy Wholesale Commodities	$—

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

In the event that one or more acts of terrorism causes property damage under one or more or all nuclear insurance policies issued by NEIL (including, but not limited to, those described above) within 12 months from the date the first property damage occurs, the maximum recovery under all such nuclear insurance policies shall be an aggregate of $3.24 billion plus the additional amounts recovered for such losses from reinsurance, indemnity, and any other sources applicable to such losses.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. The Terrorism Risk Insurance Reauthorization Act of 2007 expired on December 31, 2014. However, The Terrorism Risk Insurance Reauthorization Act of 2015 was signed into law by the President of the United States on January 12, 2015 thereby extending the Terrorism Risk Insurance Act for six years until December 31, 2020.

Conventional Property Insurance

Entergy’s conventional property insurance program provides coverage of up to $400 million on an Entergy system-wide basis for all operational perils (direct physical loss or damage due to machinery breakdown, electrical failure, fire, lightning, hail, or explosion) on an “each and every loss” basis; up to $400 million in coverage for certain natural perils (direct physical loss or damage due to earthquake, tsunami, and flood) on an annual aggregate basis; up to $125 million for certain other natural perils (direct physical loss or damage due to a named windstorm and associated storm surge) on an annual aggregate basis; and up to $400 million in coverage for all other natural perils not previously stated (direct physical loss or damage due to a tornado, ice storm, or any other natural peril except named windstorm and associated storm surge, earthquake, tsunami, and flood) on an “each and every loss” basis.  The conventional property insurance program provides up to $50 million in coverage for the Entergy New Orleans gas distribution system on an “each and every loss” basis.  This $50 million limit is subject to: the $400 million annual aggregate limit for the natural perils of earthquake, tsunami, and flood; the $125 million annual aggregate limit for the natural perils of named windstorm and associated storm surge.  The coverage is subject to a $40 million self-insured retention per occurrence for the natural perils of named windstorm and associated storm surge, earthquake, flood, and tsunami; and a $20 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

self-insured retention per occurrence for operational perils and all other natural perils not previously stated, which includes tornado and ice storm, but excludes named windstorm and associated storm surge, earthquake, tsunami, and flood.

Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties.  Excluded property generally includes above-ground transmission and distribution lines, poles, and towers for substations valued at $5 million or less, coverage for named windstorm and associated storm surge is excluded.  This coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries, including the owners of the nuclear power plants in the Entergy Wholesale Commodities segment.  Entergy also purchases $300 million in terrorism insurance coverage for its conventional property.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. The Terrorism Risk Insurance Reauthorization Act of 2007 expired on December 31, 2014. However, The Terrorism Risk Insurance Reauthorization Act of 2015 was signed into law by the President of the United States on January 12, 2015 thereby extending the Terrorism Risk Insurance Act for six years until December 31, 2020.

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

Employment and Labor-related Proceedings

The Registrant Subsidiaries and other Entergy subsidiaries are responding to various lawsuits in both state and federal courts and to other labor-related proceedings filed by current and former employees, recognized bargaining representatives, and third parties not selected for open positions or providing services directly or indirectly to one or more of the Registrant Subsidiaries and other Entergy subsidiaries.  Generally, the amount of damages being sought is not specified in these proceedings.  These actions include, but are not limited to, allegations of wrongful employment actions; wage disputes and other claims under the Fair Labor Standards Act or its state counterparts; claims of race, gender, age, and disability discrimination; disputes arising under collective bargaining agreements; unfair labor practice proceedings and other administrative proceedings before the National Labor Relations Board or concerning the National Labor Relations Act; claims of retaliation; claims of harassment and hostile work environment; and claims for or regarding benefits under various Entergy Corporation-sponsored plans. Entergy and the Registrant Subsidiaries are responding to these lawsuits and proceedings and deny liability to the claimants.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of Entergy or the Utility operating companies.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Asbestos Litigation (Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in federal and state courts primarily in Texas and Louisiana, primarily by contractor employees who worked in the 1940-1980s timeframe, against Entergy Gulf States Louisiana and Entergy Texas, and to a lesser extent the other Utility operating companies, as premises owners of power plants, for damages caused by alleged exposure to asbestos.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 400 lawsuits involving approximately 4,000 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of the Utility operating companies.

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

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by the FERC.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  The agreement will remain in effect until terminated by the parties and the termination is approved by the FERC, most likely upon Grand Gulf’s retirement from service.  Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2014 under the agreement are approximately $20.2 million for Entergy Arkansas, $8.0 million for Entergy Louisiana, $17.4 million for Entergy Mississippi, and $9.8 million for Entergy New Orleans.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Under the provisions of the reimbursement agreement relating to the letters of credit, System Energy has agreed to a number of covenants regarding the maintenance of certain capitalization and fixed charge coverage ratios.  System Energy agreed, during the term of the reimbursement agreement, to maintain a ratio of debt to total liabilities and equity less than or equal to 70%.  In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense of at least 1.50 times earnings.  As of December 31, 2014, System Energy was in compliance with these covenants.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

	December 31,
	2014	2013
	(In Millions)
Entergy Arkansas	$59.0	$18.6
Entergy Gulf States Louisiana	($36.9)	($35.3)
Entergy Louisiana	($45.7)	($37.0)
Entergy Mississippi	$76.3	$64.3
Entergy New Orleans	$35.2	$34.9
Entergy Texas	$18.9	$15.1
System Energy	$55.7	$56.0

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2014 by Entergy were as follows:

	Liabilities as of December 31, 2013	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2014
	(In Millions)
Utility:
Entergy Arkansas	$723.8	$47.0	$47.6	$—	$818.4
Entergy Gulf States Louisiana	$403.1	$23.5	$20.0	$—	$446.6
Entergy Louisiana	$479.1	$24.6	$—	$—	$503.7
Entergy Mississippi	$6.4	$0.4	$—	$—	$6.8
Entergy New Orleans	$2.3	$0.2	$—	$—	$2.5
Entergy Texas	$4.3	$0.3	$—	$—	$4.6
System Energy	$616.2	$41.8	$99.9	$—	$757.9
Entergy Wholesale Commodities	$1,698.2	$139.7	$101.6	($21.7)	$1,917.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2013 by Entergy were as follows:

	Liabilities as of December 31, 2012	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2013
	(In Millions)
Utility:
Entergy Arkansas	$680.7	$43.1	$—	$—	$723.8
Entergy Gulf States Louisiana	$380.8	$22.3	$—	$—	$403.1
Entergy Louisiana	$418.1	$21.6	$39.4	$—	$479.1
Entergy Mississippi	$6.0	$0.4	$—	$—	$6.4
Entergy New Orleans	$2.2	$0.1	$—	$—	$2.3
Entergy Texas	$4.1	$0.2	$—	$—	$4.3
System Energy	$478.4	$35.5	$102.3	$—	$616.2
Entergy Wholesale Commodities	$1,543.3	$125.3	$38.6	($9.0)	$1,698.2

Entergy periodically reviews and updates estimated decommissioning costs.  The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.  As described below, during 2014 and 2013 Entergy updated decommissioning cost estimates for certain nuclear power plants.

In 2014, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and ANO 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in a $47.6 million increase in the decommissioning cost liabilities, along with a corresponding increase in the related asset retirement cost assets that will be depreciated over the remaining lives of the units.

See Note 1 to the financial statements for further discussion of the shutdown of Vermont Yankee and the December 2013 settlement agreement involving Entergy and Vermont parties.  In accordance with the settlement agreement, Entergy Vermont Yankee provided to the Vermont parties, in 2014, a site assessment study of the costs and tasks of radiological decommissioning, spent nuclear fuel management, and site restoration for Vermont Yankee.  Entergy Vermont Yankee also filed its Post-Shutdown Decommissioning Activities Report (PSDAR) for Vermont Yankee with the NRC in December 2014.  As part of the development of the site assessment study and PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2014. The revised estimate, along with reassessment of the assumptions regarding the timing of decommissioning cash flows, resulted in a $101.6 million increase in the decommissioning cost liability and a corresponding impairment charge.

In the fourth quarter 2014, Entergy Gulf States Louisiana recorded a revision to its estimated decommissioning cost liability for River Bend as a result of a revised decommissioning cost study. The revised estimate resulted in a $20 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining useful life of the unit.

In the fourth quarter 2014, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $99.9 million increase in its decommissioning liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

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

Vermont Yankee submitted notification of permanent cessation of operations and permanent removal of fuel from the reactor in January 2015 after final shutdown in December 2014.  The PSDAR for Vermont Yankee, including a site specific cost estimate, was submitted to the NRC in December 2014.  Vermont Yankee’s future certifications to satisfy the NRC’s financial assurance requirements will now be based on the site specific cost estimate, including the estimated cost of managing spent fuel, rather than the NRC minimum formula for estimating decommissioning costs.  Entergy expects that amounts available in Vermont Yankee’s decommissioning trust fund, including expected earnings, together with the credit facilities entered into in January 2015 that are expected to be repaid with recoveries from DOE litigation related to spent fuel storage, will be sufficient to cover expected costs of decommissioning, spent fuel management costs, and site restoration.  Filings with the NRC for planned shutdown activities will determine whether any other financial assurance may be required and will specifically address funding for spent fuel management, which will be required until the federal government takes possession of the fuel and removes it from the site, per its current obligation.

For the Indian Point 3 and FitzPatrick plants purchased in 2000, NYPA retained the decommissioning trusts and the decommissioning liabilities.  NYPA and Entergy subsidiaries executed decommissioning agreements, which specify their decommissioning obligations.  NYPA has the right to require the Entergy subsidiaries to assume each of the decommissioning liabilities provided that it assigns the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries.  If the decommissioning liabilities are retained by NYPA, the Entergy subsidiaries will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts.  Entergy recorded an asset, which is $599.9 million as of December 31, 2014, representing its estimate of the present value of the difference between the stipulated contract amount for decommissioning the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

plants less the decommissioning costs estimated in independent decommissioning cost studies.  The asset is increased by monthly accretion based on the applicable discount rate necessary to ultimately provide for the estimated future value of the decommissioning contract.  The monthly accretion is recorded as interest income.

Entergy maintains decommissioning trust funds that are committed to meeting its obligations for the costs of decommissioning the nuclear power plants.  The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets (liabilities) of Entergy as of December 31, 2014 are as follows:

	Decommissioning Trust Fair Values	Regulatory Asset (Liability)
	(In Millions)
Utility:
ANO 1 and ANO 2	$769.9	$247.6
River Bend	$637.7	($25.5)
Waterford 3	$383.6	$145.5
Grand Gulf	$679.8	$80.4
Entergy Wholesale Commodities	$2,899.9	$—

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

General

As of December 31, 2014, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities with minimum lease payments as follows (excluding power purchase agreement operating leases, nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions, all of which are discussed elsewhere):

Year	Operating Leases	Capital Leases
	(In Thousands)
2015	$90,010	$4,615
2016	77,060	4,457
2017	62,103	4,457
2018	49,630	3,672
2019	47,527	2,887
Years thereafter	95,530	27,664
Minimum lease payments	421,860	47,752
Less: Amount representing interest	—	15,773
Present value of net minimum lease payments	$421,860	$31,979

Total rental expenses for all leases (excluding power purchase agreement operating leases, nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $59 million in 2014, $63.7 million in 2013, and $69.9 million in 2012.

As of December 31, 2014 the Registrant Subsidiaries had a capital lease and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities with minimum lease payments as follows (excluding power purchase agreement operating leases, nuclear fuel leases and the Grand Gulf and Waterford 3 sale and leaseback transactions, all of which are discussed elsewhere):

Capital Leases

Year	Entergy Mississippi
(in Thousands)
2015	$1,570
2016	1,570
2017	1,570
2018	785
2019	—
Years thereafter	—
Minimum lease payments	5,495
Less: Amount representing interest	656
Present value of net minimum lease payments	$4,839

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Operating Leases

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2015	$28,647	$12,643	$11,006	$6,885	$2,115	$5,837
2016	23,674	10,880	9,695	5,388	1,856	5,111
2017	16,501	10,035	7,784	4,020	1,587	4,239
2018	10,736	9,100	6,343	3,376	1,264	3,707
2019	11,365	10,795	5,003	3,073	1,087	2,719
Years thereafter	8,412	26,671	5,458	3,212	2,227	2,981
Minimum lease payments	$99,335	$80,124	$45,289	$25,954	$10,136	$24,594

Rental Expenses

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2014	$12.0	$10.9	$9.8	$4.3	$1.2	$3.8	$2.0
2013	$12.0	$10.9	$10.1	$4.6	$1.3	$4.1	$2.5
2012	$12.6	$11.9	$11.2	$5.5	$1.5	$6.4	$1.5

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment.  Railcar operating lease payments were $4.8 million in 2014, $8.6 million in 2013, and $8.5 million in 2012 for Entergy Arkansas and $1.7 million in 2014, $2.2 million in 2013, and $1.7 million in 2012 for Entergy Gulf States Louisiana.  Oil tank facilities lease payments for Entergy Mississippi were $1.6 million in 2014, $3.4 million in 2013, and $3.4 million in 2012.

Power Purchase Agreements

As of December 31, 2014, Entergy Texas had a power purchase agreement that is accounted for as an operating lease under the accounting standards. The lease payments are recovered in fuel expense in accordance with regulatory treatment. The minimum lease payments under the power purchase agreement are as follows:

Year	Entergy Texas (a)	Entergy
	(In Thousands)
2015	$28,450	$28,450
2016	29,104	29,104
2017	29,772	29,772
2018	30,458	30,458
2019	31,158	31,158
Years thereafter	74,664	74,664
Minimum lease payments	223,606	223,606

(a)    Amounts reflect 100% of minimum payments. Under a separate contract, Entergy Gulf States Louisiana purchases 50% of the capacity and energy from the power purchase agreement from Entergy Texas.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total capacity expense under the power purchase agreement accounted for as an operating lease at Entergy Texas was $29.2 million in 2014, $28.6 million in 2013, and $19.2 million in 2012.

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

Upon the occurrence of certain events, Entergy Louisiana may be obligated to assume the outstanding bonds used to finance the purchase of the interests in the unit and to pay an amount sufficient to withdraw from the lease transaction.  Such events include lease events of default, events of loss, deemed loss events, or certain adverse “Financial Events.”  “Financial Events” include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure period, to maintain (i) total equity capital (including preferred membership interests) at least equal to 30% of adjusted capitalization, or (ii) a fixed charge coverage ratio of at least 1.50 computed on a rolling 12 month basis.  As of December 31, 2014, Entergy Louisiana was in compliance with these provisions.

As of December 31, 2014, Entergy Louisiana, in connection with the Waterford 3 sale and leaseback transactions, had future minimum lease payments (reflecting an overall implicit rate of 7.45%) that are recorded as long-term debt, as follows:

Amount
(In Thousands)

2015	$28,827
2016	16,938
2017	106,335
2018	—
2019	—
Years thereafter	—
Total	152,100
Less: Amount representing interest	23,612
Present value of net minimum lease payments	$128,488

Grand Gulf Lease Obligations

In 1988, in two separate but substantially identical transactions, System Energy sold and leased back undivided ownership interests in Grand Gulf for the aggregate sum of $500 million.  The initial term of the leases was to expire in July 2015.  In December 2013, System Energy exercised its options to renew the leases for fair market value with a renewal term for one lease expiring in July 2018 and the renewal term of the other lease expiring in July 2036. At the end of the new lease renewal terms, System Energy has the option to repurchase the leased interests in Grand Gulf or renew the leases at fair market value.  In the event that System Energy does not renew or purchase the interests, System Energy would surrender such interests and their associated entitlement of Grand Gulf’s capacity and energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation.  However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term.  The amount was a net regulatory liability of $62.9 million and $61.6 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, System Energy, in connection with the Grand Gulf sale and leaseback transactions, had future minimum lease payments (reflecting an implicit rate of 5.13%) that are recorded as long-term debt, as follows:

Amount
(In Thousands)

2015	$52,253
2016	13,750
2017	13,750
2018	13,750
2019	13,750
Years thereafter	233,750
Total	341,003
Less: Amount representing interest	290,332
Present value of net minimum lease payments	$50,671

NOTE 11.  RETIREMENT, OTHER POSTRETIREMENT BENEFITS, AND DEFINED CONTRIBUTION PLANS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Qualified Pension Plans

Entergy has nine qualified pension plans covering substantially all employees. The “Entergy Corporation Retirement Plan for Non-Bargaining Employees,” “Entergy Corporation Retirement Plan for Bargaining Employees,” “Entergy Corporation Retirement Plan II for Non-Bargaining Employees,” “Entergy Corporation Retirement Plan II for Bargaining Employees,” “Entergy Corporation Retirement Plan IV for Non-Bargaining Employees,” and “Entergy Corporation Retirement Plan IV for Bargaining Employees” are non-contributory final average pay plans and provide pension benefits that are based on employees’ credited service and compensation during employment.  The “Entergy Corporation Retirement Plan III” is a final average pay plan that provides pension benefits that are based on employees’ credited service and compensation during the final years before retirement and includes a mandatory employee contribution of 3% of earnings during the first 10 years of plan participation, and allows voluntary contributions from 1% to 10% of earnings for a limited group of employees. Non-bargaining employees hired or rehired after June 30, 2014 participate in the “Entergy Corporation Cash Balance Plan for Non-Bargaining Employees.” Certain bargaining employees hired or rehired after June 30, 2014, or such later date provided for in their applicable collective bargaining agreements, participate in the “Entergy Corporation Cash Balance Plan for Bargaining Employees.” The Registrant Subsidiaries participate in these four plans: “Entergy Corporation Retirement Plan for Non-Bargaining Employees,” “Entergy Corporation Retirement Plan for Bargaining Employees,” “Entergy Corporation Cash Balance Plan for Non-Bargaining Employees,” and “Entergy Cash Balance Plan for Bargaining Employees.”

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The assets of the seven final average pay qualified pension plans are held in a master trust established by Entergy and the assets of the two cash balance pension plans are held in a second master trust established by Entergy.  Each pension plan has an undivided beneficial interest in each of the investment accounts in its respective master trust that is maintained by a trustee.  Use of the master trusts permits the commingling of the trust assets of the pension plans of Entergy Corporation and its Registrant Subsidiaries for investment and administrative purposes.  Although assets in the master trusts are commingled, the trustee maintains supporting records for the purpose of allocating the trust level equity in net earnings (loss) and the administrative expenses of the investment accounts in each trust to the various participating pension plans in that particular trust.  The fair value of the trusts’ assets is determined by the trustee and certain investment managers.  For each trust, the trustee calculates a daily earnings factor, including realized and unrealized gains or losses, collected and accrued income, and administrative expenses, and allocates earnings to each plan in the master trusts on a pro rata basis.

Within each pension plan, the record of each Registrant Subsidiary’s beneficial interest in the plan assets is maintained by the plan’s actuary and is updated quarterly.  Assets for each Registrant Subsidiary are increased for investment income and contributions, and are decreased for benefit payments.  A plan’s investment net income/loss (i.e. interest and dividends, realized and unrealized gains and losses and expenses) is allocated to the Registrant Subsidiaries participating in that plan based on the value of assets for each Registrant Subsidiary at the beginning of the quarter adjusted for contributions and benefit payments made during the quarter.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2014, 2013, and 2012 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2014	2013	2012
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$140,436	$172,280	$150,763
Interest cost on projected benefit obligation	290,076	263,296	260,929
Expected return on assets	(361,462)	(328,227)	(317,423)
Amortization of prior service cost	1,600	2,125	2,733
Recognized net loss	145,095	213,194	167,279
Curtailment loss	—	16,318	—
Special termination benefit	732	13,139	—
Net periodic pension costs	$216,477	$352,125	$264,281
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$1,389,912	($894,150)	$552,303
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(1,600)	(2,125)	(2,733)
Acceleration of prior service cost to curtailment	—	(1,307)	—
Amortization of net loss	(145,095)	(213,194)	(167,279)
Total	1,243,217	(1,110,776)	382,291
Total recognized as net periodic pension (income)/cost, regulatory asset, and/or AOCI (before tax)	$1,459,694	($758,651)	$646,572
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year:
Prior service cost	$1,561	$1,600	$2,268
Net loss	$237,013	$146,958	$219,805

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2014, 2013, and 2012 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, for their employees included the following components:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$20,090	$11,524	$14,182	$6,094	$2,666	$5,142	$5,785
Interest cost on projected benefit obligation	59,537	29,114	37,870	17,273	8,164	17,746	13,561
Expected return on assets	(73,218)	(37,950)	(45,796)	(22,794)	(10,019)	(23,723)	(16,619)
Amortization of prior service cost	—	—	—	—	—	—	2
Recognized net loss	35,956	15,923	24,523	9,415	5,796	9,356	9,500
Net pension cost	$42,365	$18,611	$30,779	$9,988	$6,607	$8,521	$12,229
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$300,907	$125,090	$193,842	$88,199	$38,161	$65,363	$60,763
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	—	—	—	—	—	—	(2)
Amortization of net loss	(35,956)	(15,923)	(24,523)	(9,415)	(5,796)	(9,356)	(9,500)
Total	$264,951	$109,167	$169,319	$78,784	$32,365	$56,007	$51,261
Total recognized as net periodic pension income regulatory asset, and/or AOCI (before tax)	$307,316	$127,778	$200,098	$88,772	$38,972	$64,528	$63,490
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$54,254	$23,098	$36,704	$14,896	$8,053	$12,950	$13,055

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$25,229	$14,258	$17,044	$7,295	$3,264	$6,475	$7,242
Interest cost on projected benefit obligation	54,473	26,741	34,857	15,802	7,462	16,303	12,170
Expected return on assets	(66,951)	(34,982)	(41,948)	(21,139)	(9,117)	(22,277)	(17,249)
Amortization of prior service cost	23	9	83	10	2	6	9
Recognized net loss	49,517	23,374	34,107	13,189	7,878	13,302	9,560
Curtailment loss	4,938	805	3,542	767	343	1,559	—
Special termination benefit	1,784	808	1,631	359	581	855	1,970
Net pension cost	$69,013	$31,013	$49,316	$16,283	$10,413	$16,223	$13,702
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($177,105)	($98,610)	($123,234)	($52,525)	($25,419)	($55,772)	($35,511)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(23)	(9)	(83)	(10)	(2)	(6)	(9)
Amortization of net loss	(49,517)	(23,374)	(34,107)	(13,189)	(7,878)	(13,302)	(9,560)
Total	($226,645)	($121,993)	($157,424)	($65,724)	($33,299)	($69,080)	($45,080)
Total recognized as net periodic pension income, regulatory asset, and/or AOCI (before tax)	($157,632)	($90,980)	($108,108)	($49,441)	($22,886)	($52,857)	($31,378)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$—	$—	$—	$—	$—	$—	$2
Net loss	$35,984	$15,935	$24,360	$9,421	$5,802	$9,363	$9,510

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$22,169	$12,273	$14,675	$6,410	$2,824	$5,684	$5,920
Interest cost on projected benefit obligation	55,686	25,679	35,201	16,279	7,608	16,823	12,987
Expected return on assets	(65,763)	(34,370)	(40,836)	(20,945)	(8,860)	(22,325)	(16,436)
Amortization of prior service cost	200	19	208	30	7	15	13
Recognized net loss	40,772	16,173	28,197	10,532	6,878	10,179	9,001
Net pension cost	$53,064	$19,774	$37,445	$12,306	$8,457	$10,376	$11,485
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$105,133	$77,207	$76,163	$27,106	$14,282	$28,745	$10,266
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(200)	(19)	(208)	(30)	(7)	(15)	(13)
Amortization of net loss	(40,772)	(16,173)	(28,197)	(10,532)	(6,878)	(10,179)	(9,001)
Total	$64,161	$61,015	$47,758	$16,544	$7,397	$18,551	$1,252
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$117,225	$80,789	$85,203	$28,850	$15,854	$28,927	$12,737
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$23	$9	$83	$10	$2	$6	$10
Net loss	$50,175	$23,731	$34,906	$13,375	$8,046	$13,494	$9,717

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Recognized in the Balance Sheet for Entergy Corporation and its Subsidiaries as of December 31, 2014 and 2013

	December 31,
	2014	2013
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$5,770,999	$6,096,639
Service cost	140,436	172,280
Interest cost	290,076	263,296
Curtailment	—	15,011
Special termination benefit	732	13,139
Actuarial loss/(gain)	1,284,049	(571,990)
Employee contributions	560	598
Benefits paid	(256,310)	(217,974)
Balance at end of year	$7,230,542	$5,770,999
Change in Plan Assets
Fair value of assets at beginning of year	$4,429,237	$3,832,860
Actual return on plan assets	255,599	650,386
Employer contributions	398,880	163,367
Employee contributions	560	598
Benefits paid	(256,310)	(217,974)
Fair value of assets at end of year	$4,827,966	$4,429,237
Funded status	($2,402,576)	($1,341,762)
Amount recognized in the balance sheet
Non-current liabilities	($2,402,576)	($1,341,762)
Amount recognized as a regulatory asset
Prior service cost	$3,704	$5,027
Net loss	2,451,172	1,494,117
	$2,454,876	$1,499,144
Amount recognized as AOCI (before tax)
Prior service cost	$1,015	$1,292
Net loss	671,682	383,920
	$672,697	$385,212

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Recognized in the Balance Sheet for the Registrant Subsidiaries as of December 31, 2014 and 2013

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$1,192,640	$579,862	$761,350	$345,824	$163,707	$356,080	$270,789
Service cost	20,090	11,524	14,182	6,094	2,666	5,142	5,785
Interest cost	59,537	29,114	37,870	17,273	8,164	17,746	13,561
Actuarial loss	279,781	113,883	180,763	81,600	35,131	58,556	55,410
Benefits paid	(66,330)	(24,389)	(37,624)	(18,622)	(7,113)	(19,026)	(11,233)
Balance at end of year	$1,485,718	$709,994	$956,541	$432,169	$202,555	$418,498	$334,312
Change in Plan Assets
Fair value of assets at beginning of year	$896,295	$469,295	$561,892	$281,837	$122,960	$295,751	$196,328
Actual return on plan assets	52,092	26,744	32,716	16,196	6,988	16,916	11,265
Employer contributions	95,464	30,176	54,549	21,839	10,509	17,072	21,261
Benefits paid	(66,330)	(24,389)	(37,624)	(18,622)	(7,113)	(19,026)	(11,233)
Fair value of assets at end of year	$977,521	$501,826	$611,533	$301,250	$133,344	$310,713	$217,621
Funded status	($508,197)	($208,168)	($345,008)	($130,919)	($69,211)	($107,785)	($116,691)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($508,197)	($208,168)	($345,008)	($130,919)	($69,211)	($107,785)	($116,691)
Amounts recognized as regulatory asset
Net loss	$722,119	$272,695	$468,779	$198,972	$102,141	$176,522	$172,463
Amounts recognized as AOCI (before tax)
Net loss	$—	$40,748	$—	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$1,274,886	$623,068	$817,745	$369,852	$174,585	$382,176	$282,841
Service cost	25,229	14,258	17,044	7,295	3,264	6,475	7,242
Interest cost	54,473	26,741	34,857	15,802	7,462	16,303	12,170
Curtailment	4,938	805	3,542	767	343	1,559	—
Special termination benefit	1,784	808	1,631	359	581	855	1,970
Actuarial gain	(110,943)	(64,119)	(80,794)	(31,684)	(16,276)	(33,792)	(23,882)
Benefits paid	(57,727)	(21,699)	(32,675)	(16,567)	(6,252)	(17,496)	(9,552)
Balance at end of year	$1,192,640	$579,862	$761,350	$345,824	$163,707	$356,080	$270,789
Change in Plan Assets
Fair value of assets at beginning of year	$785,527	$409,971	$489,027	$248,272	$106,778	$262,110	$168,697
Actual return on plan assets	133,113	69,473	84,388	41,980	18,259	44,257	28,878
Employer contributions	35,382	11,550	21,152	8,152	4,175	6,880	8,305
Benefits paid	(57,727)	(21,699)	(32,675)	(16,567)	(6,252)	(17,496)	(9,552)
Fair value of assets at end of year	$896,295	$469,295	$561,892	$281,837	$122,960	$295,751	$196,328
Funded status	($296,345)	($110,567)	($199,458)	($63,987)	($40,747)	($60,329)	($74,461)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($296,345)	($110,567)	($199,458)	($63,987)	($40,747)	($60,329)	($74,461)
Amounts recognized as regulatory asset
Prior service cost	$—	$—	($1)	$—	$—	$—	($4)
Net loss	457,485	178,990	299,740	120,290	69,856	120,619	121,327
	$457,485	$178,990	$299,739	$120,290	$69,856	$120,619	$121,323
Amounts recognized as AOCI (before tax)
Net loss	$—	$25,437	$—	$—	$—	$—	$—
Other Postretirement Benefits

Entergy also currently offers retiree medical, dental, vision, and life insurance benefits (other postretirement benefits) for eligible retired employees.  Employees who commenced employment before July 1, 2014 and who satisfy certain eligibility requirements (including retiring from Entergy after a certain age and/or years of service with Entergy and immediately commencing their Entergy pension benefit), may become eligible for other postretirement benefits.

In December 2013, Entergy announced changes to its other postretirement benefits which include, among other things, elimination of other postretirement benefits for all non-bargaining employees hired or rehired after June 30, 2014 and for certain bargaining employees hired or rehired after June 30, 2014, or such later date provided for in their applicable collective bargaining agreement, and setting a dollar limit cap on Entergy’s contribution to retiree medical costs, effective 2019 for those non-bargaining employees who commence their Entergy retirement benefits on or after

Entergy Corporation and Subsidiaries
Notes to Financial Statements

January 1, 2015 and for certain bargaining employees who commence their Entergy retirement benefits on or after January 1, 2015 or such later date as provided for in their applicable collective bargaining agreement. In accordance with accounting standards, certain of the other postretirement benefit changes have been reflected in the December 31, 2013 other postretirement obligation. The changes affecting active bargaining unit employees are being negotiated with the unions prior to implementation, where necessary, and to the extent required by law.

Entergy uses a December 31 measurement date for its postretirement benefit plans.

Effective January 1, 1993, Entergy adopted an accounting standard requiring a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions.  At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million for Entergy (other than the former Entergy Gulf States) and $128 million for the former Entergy Gulf States (now split into Entergy Gulf States Louisiana and Entergy Texas).  Such obligations were being amortized over a 20-year period that began in 1993 and ended in 2012.  For the most part, the Registrant Subsidiaries recover accrued other postretirement benefit costs from customers and are required to contribute the other postretirement benefits collected in rates to an external trust.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2014, 2013, and 2012 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2014	2013	2012
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$43,493	$74,654	$68,883
Interest cost on APBO	71,841	79,453	82,561
Expected return on assets	(44,787)	(40,323)	(34,503)
Amortization of transition obligation	—	—	3,177
Amortization of prior service credit	(31,590)	(14,904)	(18,163)
Recognized net loss	11,143	44,178	36,448
Curtailment loss	—	12,729	—
Net other postretirement benefit cost	$50,100	$155,787	$138,403
Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or AOCI (before tax)
Arising this period:
Prior service credit for period	($35,864)	($116,571)	$—
Net loss/(gain)	287,313	(405,976)	92,584
Amounts reclassified from regulatory asset and /or AOCI to net periodic benefit cost in the current year:
Amortization of transition obligation	—	—	(3,177)
Amortization of prior service credit	31,590	14,904	18,163
Acceleration of prior service credit due to curtailment	—	1,989	—
Amortization of net loss	(11,143)	(44,178)	(36,448)
Total	$271,896	($549,832)	$71,122
Total recognized as net periodic benefit income/(cost), regulatory asset, and/or AOCI (before tax)	$321,996	($394,045)	$209,525
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Prior service credit	($37,280)	($31,589)	($13,336)
Net loss	$31,591	$11,197	$45,217

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2014, 2013, and 2012 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, for their employees included the following components:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$5,957	$4,896	$4,518	$1,900	$868	$2,378	$2,058
Interest cost on APBO	12,261	8,378	8,264	3,655	2,805	5,652	2,611
Expected return on assets	(19,135)	—	—	(5,771)	(4,475)	(10,358)	(3,727)
Amortization of prior credit	(2,441)	(2,237)	(3,377)	(915)	(709)	(1,300)	(824)
Recognized net loss	1,267	1,212	1,511	149	56	801	443
Net other postretirement benefit (income)/cost	($2,091)	$12,249	$10,916	($982)	($1,455)	($2,827)	$561
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	$—	($12,845)	$—	$—	$—	($8,536)	($3,845)
Net loss	$55,642	$36,467	$24,582	$9,525	$6,309	$24,482	$10,596
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	2,441	2,237	3,377	915	709	1,300	824
Amortization of net loss	(1,267)	(1,212)	(1,511)	(149)	(56)	(801)	(443)
Total	$56,816	$24,647	$26,448	$10,291	$6,962	$16,445	$7,132
Total recognized as net periodic other postretirement income, regulatory asset, and/or AOCI (before tax)	$54,725	$36,896	$37,364	$9,309	$5,507	$13,618	$7,693
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($2,441)	($4,086)	($3,381)	($916)	($709)	($2,723)	($1,465)
Net loss	$5,356	$3,908	$3,210	$860	$470	$2,740	$1,198

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$9,619	$7,910	$8,541	$3,246	$1,752	$3,760	$3,580
Interest cost on APBO	13,545	8,964	9,410	4,289	3,135	6,076	2,945
Expected return on assets	(16,843)	—	—	(5,335)	(4,101)	(9,391)	(3,350)
Amortization of prior credit	(689)	(942)	(508)	(204)	(24)	(501)	(126)
Recognized net loss	7,976	4,598	5,050	2,534	1,509	3,744	1,896
Curtailment loss	4,517	1,546	1,848	596	354	1,436	760
Net other postretirement benefit cost	$18,125	$22,076	$24,341	$5,126	$2,625	$5,124	$5,705
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	($11,617)	($8,705)	($18,844)	($4,714)	($4,469)	($5,359)	($4,591)
Net loss	($81,236)	($40,938)	($43,743)	($30,018)	($18,508)	($34,562)	($17,579)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	689	942	508	204	24	501	126
Acceleration of prior service credit/(cost) due to curtailment	78	91	41	20	(4)	62	9
Amortization of net loss	(7,976)	(4,598)	(5,050)	(2,534)	(1,509)	(3,744)	(1,896)
Total	($100,062)	($53,208)	($67,088)	($37,042)	($24,466)	($43,102)	($23,931)
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	($81,937)	($31,132)	($42,747)	($31,916)	($21,841)	($37,978)	($18,226)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($2,441)	($2,236)	($3,376)	($918)	($709)	($1,301)	($824)
Net loss	$1,267	$1,212	$1,511	$149	$56	$800	$464

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2012	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$9,089	$7,521	$7,796	$3,093	$1,689	$3,651	$3,293
Interest cost on APBO	14,452	9,590	9,781	4,716	3,422	6,650	3,028
Expected return on assets	(14,029)	—	—	(4,521)	(3,711)	(8,415)	(2,601)
Amortization of transition obligation	820	238	382	351	1,189	187	8
Amortization of prior service cost/(credit)	(530)	(824)	(247)	(139)	38	(428)	(63)
Recognized net loss	8,305	4,737	4,359	2,920	1,559	4,320	1,970
Net other postretirement benefit cost	$18,107	$21,262	$22,071	$6,420	$4,186	$5,965	$5,635
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$9,066	$5,818	$16,215	$271	$2,260	$191	$2,043
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of transition obligation	(820)	(238)	(382)	(351)	(1,189)	(187)	(8)
Amortization of prior service (cost)/credit	530	824	247	139	(38)	428	63
Amortization of net loss	(8,305)	(4,737)	(4,359)	(2,920)	(1,559)	(4,320)	(1,970)
Total	$471	$1,667	$11,721	($2,861)	($526)	($3,888)	$128
Total recognized as net periodic other postretirement income, regulatory asset, and/or AOCI (before tax)	$18,578	$22,929	$33,792	$3,559	$3,660	$2,077	$5,763
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost/(credit)	($530)	($824)	($247)	($139)	$38	($428)	($62)
Net loss	$8,163	$4,693	$5,149	$2,650	$1,587	$3,905	$1,915

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet of Entergy Corporation and its Subsidiaries as of December 31, 2014 and 2013

	December 31,
	2014	2013
	(In Thousands)
Change in APBO
Balance at beginning of year	$1,461,910	$1,846,922
Service cost	43,493	74,654
Interest cost	71,841	79,453
Plan amendments	(35,864)	(116,571)
Curtailment	—	14,718
Plan participant contributions	22,160	19,141
Actuarial loss/(gain)	274,061	(370,004)
Benefits paid	(102,439)	(89,713)
Medicare Part D subsidy received	4,395	3,310
Balance at end of year	$1,739,557	$1,461,910
Change in Plan Assets
Fair value of assets at beginning of year	$569,850	$488,448
Actual return on plan assets	31,535	76,314
Employer contributions	76,521	75,660
Plan participant contributions	22,160	19,141
Benefits paid	(102,439)	(89,713)
Fair value of assets at end of year	$597,627	$569,850
Funded status	($1,141,930)	($892,060)
Amounts recognized in the balance sheet
Current liabilities	($41,821)	($40,602)
Non-current liabilities	(1,100,109)	(851,458)
Total funded status	($1,141,930)	($892,060)
Amounts recognized as a regulatory asset
Prior service credit	($54,508)	($93,332)
Net loss	248,918	165,270
	$194,410	$71,938
Amounts recognized as AOCI (before tax)
Prior service credit	($104,086)	($60,988)
Net loss	300,518	107,996
	$196,432	$47,008

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2014 and 2013

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$250,734	$170,302	$168,764	$74,539	$57,874	$115,418	$53,051
Service cost	5,957	4,896	4,518	1,900	868	2,378	2,058
Interest cost	12,261	8,378	8,264	3,655	2,805	5,652	2,611
Plan amendments	—	(12,845)	—	—	—	(8,536)	(3,845)
Plan participant contributions	5,195	2,304	2,767	1,396	1,044	1,655	1,061
Actuarial loss	49,573	36,467	24,582	7,939	5,097	21,471	9,524
Benefits paid	(20,984)	(10,613)	(14,012)	(6,589)	(4,131)	(8,333)	(3,858)
Medicare Part D subsidy received	980	520	654	322	222	440	152
Balance at end of year	$303,716	$199,409	$195,537	$83,162	$63,779	$130,145	$60,754
Change in Plan Assets
Fair value of assets at beginning of year	$231,663	$—	$—	$73,438	$66,539	$131,618	$48,101
Actual return on plan assets	13,066	—	—	4,185	3,263	7,347	2,655
Employer contributions	15,251	8,309	11,245	8,505	4,289	3,446	334
Plan participant contributions	5,195	2,304	2,767	1,396	1,044	1,655	1,061
Benefits paid	(20,984)	(10,613)	(14,012)	(6,589)	(4,131)	(8,333)	(3,858)
Fair value of assets at end of year	$244,191	$—	$—	$80,935	$71,004	$135,733	$48,293
Funded status	($59,525)	($199,409)	($195,537)	($2,227)	$7,225	$5,588	($12,461)
Amounts recognized in the balance sheet
Current liabilities	$—	($8,884)	($9,840)	$—	$—	$—	$—
Non-current liabilities	(59,525)	(190,525)	(185,697)	(2,227)	7,225	5,588	(12,461)
Total funded status	($59,525)	($199,409)	($195,537)	($2,227)	$7,225	$5,588	($12,461)
Amounts recognized in regulatory asset
Prior service credit	($10,555)	$—	$—	($4,141)	($3,626)	($13,741)	($7,723)
Net loss	94,647	—	—	18,680	12,738	46,453	20,450
	$84,092	$—	$—	$14,539	$9,112	$32,712	$12,727
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($20,967)	($16,013)	$—	$—	$—	$—
Net loss	—	66,832	58,072	—	—	—	—
	$—	$45,865	$42,059	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$315,308	$207,987	$220,017	$100,508	$74,200	$142,114	$67,934
Service cost	9,619	7,910	8,541	3,246	1,752	3,760	3,580
Interest cost	13,545	8,964	9,410	4,289	3,135	6,076	2,945
Plan amendments	(11,617)	(8,705)	(18,844)	(4,714)	(4,469)	(5,359)	(4,591)
Curtailment	4,595	1,637	1,889	616	350	1,498	769
Plan participant contributions	4,564	1,998	2,509	1,292	915	1,498	860
Actuarial gain	(67,253)	(40,941)	(43,747)	(25,527)	(13,739)	(26,048)	(14,639)
Benefits paid	(18,764)	(8,958)	(11,524)	(5,416)	(4,464)	(8,455)	(3,912)
Medicare Part D subsidy received	737	410	513	245	194	334	105
Balance at end of year	$250,734	$170,302	$168,764	$74,539	$57,874	$115,418	$53,051
Change in Plan Assets
Fair value of assets at beginning of year	$194,018	$—	$—	$62,951	$58,651	$115,824	$39,474
Actual return on plan assets	30,830	—	—	9,826	8,870	17,905	6,292
Employer contributions	21,015	6,960	9,015	4,785	2,567	4,846	5,387
Plan participant contributions	4,564	1,998	2,509	1,292	915	1,498	860
Benefits paid	(18,764)	(8,958)	(11,524)	(5,416)	(4,464)	(8,455)	(3,912)
Fair value of assets at end of year	$231,663	$—	$—	$73,438	$66,539	$131,618	$48,101
Funded status	($19,071)	($170,302)	($168,764)	($1,101)	$8,665	$16,200	($4,950)
Amounts recognized in the balance sheet
Current liabilities	$—	($8,803)	($10,249)	$—	$—	$—	$—
Non-current liabilities	(19,071)	(161,499)	(158,515)	(1,101)	8,665	16,200	(4,950)
Total funded status	($19,071)	($170,302)	($168,764)	($1,101)	$8,665	$16,200	($4,950)
Amounts recognized in regulatory asset
Prior service credit	($12,996)	$—	$—	($5,056)	($4,335)	($6,505)	($4,702)
Net loss	40,272	—	—	9,304	6,485	22,772	10,297
	$27,276	$—	$—	$4,248	$2,150	$16,267	$5,595
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($10,359)	($19,390)	$—	$—	$—	$—
Net loss	—	31,577	35,001	—	—	—	—
	$—	$21,218	$15,611	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $32.4 million in 2014, $54.5 million in 2013, and $26.5 million in 2012.  In 2014, 2013, and 2012 Entergy recognized $15.1 million, $33 million, and $6.3 million, respectively in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.  The projected benefit obligation was $151.8 million and $154.3 million as of December 31, 2014 and 2013, respectively.  The accumulated benefit obligation was $130.6 million and $131.4 million as of December 31, 2014 and 2013, respectively.

Entergy’s non-qualified, non-current pension liability at December 31, 2014 and 2013 was $135.6 million and $127.5 million, respectively; and its current liability was $16.2 million and $26.8 million, respectively.  The unamortized prior service cost and net loss are recognized in regulatory assets ($60.3 million at December 31, 2014 and $59.1 million at December 31, 2013) and accumulated other comprehensive income before taxes ($23.5 million at December 31, 2014 and $26.1 million at December 31, 2013).

The Registrant Subsidiaries (except System Energy) participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for their employees for the non-qualified plans for 2014, 2013, and 2012, was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2014	$754	$130	$5	$190	$95	$491
2013	$448	$151	$12	$192	$92	$1,001
2012	$464	$158	$12	$183	$79	$648

Included in the 2014 net periodic pension cost above are settlement charges of $337 thousand and $16 thousand for Entergy Arkansas and Entergy Texas, respectively, related to the lump sum benefits paid out of the plan. Included in the 2013 net periodic pension cost above are settlement charges of $415 thousand for Entergy Texas related to the lump sum benefits paid out of the plan.  Included in the 2012 net periodic pension cost above are settlement charges of $38 thousand for Entergy Arkansas related to the lump sum benefits paid out of the plan.

The projected benefit obligation for their employees for the non-qualified plans as of December 31, 2014 and 2013 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2014	$4,495	$2,693	$158	$2,128	$476	$9,567
2013	$4,162	$2,511	$50	$1,752	$434	$7,910

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The accumulated benefit obligation for their employees for the non-qualified plans as of December 31, 2014 and 2013 was as follows:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2014	$4,086	$2,693	$131	$1,761	$436	$9,215
2013	$3,765	$2,510	$50	$1,528	$387	$7,496

The following amounts were recorded on the balance sheet as of December 31, 2014 and 2013:

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($347)	($241)	($18)	($119)	($23)	($753)
Non-current liabilities	(4,148)	(2,452)	(140)	(2,009)	(453)	(8,814)
Total funded status	($4,495)	($2,693)	($158)	($2,128)	($476)	($9,567)
Regulatory asset/(liability)	$2,368	$659	$37	$942	($65)	$296
Accumulated other comprehensive income (before taxes)	$—	$98	$—	$—	$—	$—

2013	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($367)	($262)	($6)	($118)	($20)	($786)
Non-current liabilities	(3,795)	(2,249)	(44)	(1,634)	(414)	(7,124)
Total funded status	($4,162)	($2,511)	($50)	($1,752)	($434)	($7,910)
Regulatory asset/(liability)	$1,979	$422	($87)	$637	($18)	($1,631)
Accumulated other comprehensive income (before taxes)	$—	$57	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) as of December 31, 2014:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($1,559)	$22,280	($427)	$20,294
Amortization of loss	(26,934)	(6,689)	(2,213)	(35,836)
Settlement loss	—	—	(3,643)	(3,643)
	($28,493)	$15,591	($6,283)	($19,185)
Entergy Gulf States Louisiana
Amortization of prior service cost	$—	$2,237	$—	$2,237
Amortization of loss	(1,911)	(1,212)	(3)	(3,126)
	($1,911)	$1,025	($3)	($889)
Entergy Louisiana
Amortization of prior service cost	$—	$3,377	$—	$3,377
Amortization of loss	—	(1,511)	—	(1,511)
	$—	$1,866	$—	$1,866

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

Accounting for Pension and Other Postretirement Benefits

Accounting standards require an employer to recognize in its balance sheet the funded status of its benefit plans.  This is measured as the difference between plan assets at fair value and the benefit obligation.  Entergy uses a December 31 measurement date for its pension and other postretirement plans.  Employers are to record previously unrecognized gains and losses, prior service costs, and any remaining transition asset or obligation (that resulted from adopting prior pension and other postretirement benefits accounting standards) as comprehensive income and/or as a regulatory asset reflective of the recovery mechanism for pension and other postretirement benefit costs in the Registrant Subsidiaries’ respective regulatory jurisdictions.  For the portion of Entergy Gulf States Louisiana that is not regulated, the unrecognized prior service cost, gains and losses, and transition asset/obligation for its pension and other postretirement benefit obligations are recorded as other comprehensive income.  Entergy Gulf States Louisiana and Entergy Louisiana recover other postretirement benefit costs on a pay-as-you-go basis and record the unrecognized prior service cost, gains and losses, and transition obligation for its other postretirement benefit obligation as other comprehensive income.  Accounting standards also require that changes in the funded status be recorded as other comprehensive income and/or a regulatory asset in the period in which the changes occur.

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

In the optimization studies, the Plan Administrator formulates assumptions about characteristics, such as expected asset class investment returns, volatility (risk), and correlation coefficients among the various asset classes.  The future market assumptions used in the optimization study are determined by examining historical market characteristics of the various asset classes and making adjustments to reflect future conditions expected to prevail over the study period.

The target asset allocation for pension adjusts dynamically based on the pension plans' funded status. The current targets are shown below. The expectation is that the allocation to fixed income securities will increase as the pension plans' funded status increases. The following ranges were established to produce an acceptable, economically efficient plan to manage around the targets.

The target and range asset allocation for postretirement assets reflects changes made in 2012 as recommended in the latest optimization study.

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2014 and 2013 and the target asset allocation and ranges are as follows:

Pension Asset Allocation	Target	Range			Actual 2014	Actual 2013
Domestic Equity Securities	45%	34%	to	53%	45%	46%
International Equity Securities	20%	16%	to	24%	19%	20%
Fixed Income Securities	35%	31%	to	41%	35%	33%
Other	0%	0%	to	10%	1%	1%

Postretirement Asset Allocation	Non-Taxable and Taxable
	Target	Range			Actual 2014	Actual 2013
Domestic Equity Securities	39%	34%	to	44%	42%	40%
International Equity Securities	26%	21%	to	31%	25%	26%
Fixed Income Securities	35%	30%	to	40%	33%	34%
Other	0%	0%	to	5%	0%	0%

In determining its expected long-term rate of return on plan assets used in the calculation of benefit plan costs, Entergy reviews past performance, current and expected future asset allocations, and capital market assumptions of its investment consultant and some investment managers.

The expected long-term rate of return for the qualified pension plans’ assets is based primarily on the geometric average of the historical annual performance of a representative portfolio weighted by the target asset allocation defined in the table above, along with other indications of expected return on assets. The time period reflected is a long dated period spanning several decades.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area and individual security issuance.  As of December 31, 2014, all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in Entergy’s pension and other postretirement benefit plan assets.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy, measured at fair value

Entergy Corporation and Subsidiaries
Notes to Financial Statements

on a recurring basis at December 31, 2014, and December 31, 2013, a summary of the investments held in the master trusts for Entergy’s qualified pension and other postretirement plans in which the Registrant Subsidiaries participate.

Qualified Defined Benefit Pension Plan Trusts

Final Average Pay Pension Plans’ Trust

2014	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$10,017	(b)	$—	(a)	$—	$10,017
Common	717,685	(b)	97		—	717,782
Common collective trusts	—		1,886,897	(c)	—	1,886,897
103-12 investment entities	—		259,995	(h)	—	259,995
Fixed income securities:
U.S. Government securities	240	(b)	400,059	(a)	—	400,299
Corporate debt instruments	—		548,788	(a)	—	548,788
Registered investment companies	286,534	(d)	576,641	(e)	—	863,175
Other	—		130,295	(f)	—	130,295
Other:
Insurance company general account (unallocated contracts)	—		37,818	(g)	—	37,818
Total investments	$1,014,476		$3,840,590		$—	$4,855,066
Cash						314
Other pending transactions						7,359
Less: Other postretirement assets included in total investments						(34,954)
Total fair value of qualified pension assets						$4,827,785

Cash Balance Pension Plans’ Trust

The Cash Balance pension plans’ trust held $181 thousand of cash as of December 31, 2014.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$6,847	(b)	$6,038	(a)	$—	$12,885
Common	915,996	(b)	—		—	915,996
Common collective trusts	—		1,753,958	(c)	—	1,753,958
Fixed income securities:
U.S. Government securities	180,718	(b)	152,915	(a)	—	333,633
Corporate debt instruments	—		464,652	(a)	—	464,652
Registered investment companies	316,863	(d)	486,748	(e)	—	803,611
Other	—		129,169	(f)	—	129,169
Other:
Insurance company general account (unallocated contracts)	—		36,886	(g)	—	36,886
Total investments	$1,420,424		$3,030,366		$—	$4,450,790
Cash						280
Other pending transactions						8,081
Less: Other postretirement assets included in total investments						(29,914)
Total fair value of qualified pension assets						$4,429,237

Other Postretirement Trusts

2014	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust	$—		$370,228	(c)	$—	$370,228
Fixed income securities:
U.S. Government securities	36,306	(b)	45,618	(a)	—	81,924
Corporate debt instruments	—		57,830	(a)	—	57,830
Registered investment companies	5,558	(d)	—		—	5,558
Other	—		46,968	(f)	—	46,968
Total investments	$41,864		$520,644		$—	$562,508
Other pending transactions						165
Plus: Other postretirement assets included in the investments of the qualified pension trust						34,954
Total fair value of other postretirement assets						$597,627

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust	$—		$356,700	(c)	$—	$356,700
Fixed income securities:
U.S. Government securities	40,808	(b)	43,471	(a)	—	84,279
Corporate debt instruments	—		50,563	(a)	—	50,563
Registered investment companies	4,163	(d)	—		—	4,163
Other	—		43,458	(f)	—	43,458
Total investments	$44,971		$494,192		$—	$539,163
Other pending transactions						773
Plus: Other postretirement assets included in the investments of the qualified pension trust						29,914
Total fair value of other postretirement assets						$569,850

(a)	Certain preferred stocks and certain fixed income debt securities (corporate, government, and securitized) are stated at fair value as determined by broker quotes.

(b)	Common stocks, certain preferred stocks, and certain fixed income debt securities (government) are stated at fair value determined by quoted market prices.

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

(h)
103-12 investment entities hold investments in accordance with stated objectives. The investment strategy of the investment entities is to capture the growth potential of international equity markets by replicating the performance of a specified index. Net asset value per share of the 103-12 investment entities estimate fair value.

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy’s qualified pension plans was $6.6 billion and $5.2 billion at December 31, 2014 and 2013, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries for their employees as of December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
	(In Thousands)
Entergy Arkansas	$1,379,108	$1,107,023
Entergy Gulf States Louisiana	$649,932	$530,974
Entergy Louisiana	$873,759	$697,945
Entergy Mississippi	$399,300	$318,941
Entergy New Orleans	$186,473	$150,239
Entergy Texas	$391,296	$332,484
System Energy	$305,556	$247,807

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefit obligations at December 31, 2014, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement (before Medicare Subsidy)	Estimated Future Medicare Subsidy Receipts
	(In Thousands)
Year(s)
2015	$262,792	$16,173	$78,601	$455
2016	$277,307	$9,976	$80,601	$525
2017	$292,841	$10,774	$83,425	$595
2018	$310,200	$12,598	$88,049	$1,785
2019	$328,533	$11,431	$92,253	$1,984
2020 - 2024	$1,966,776	$70,791	$506,086	$13,539

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries for their employees will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2015	$66,156	$25,450	$37,892	$18,702	$7,397	$19,078	$11,432
2016	$67,639	$26,805	$39,070	$19,625	$7,836	$19,697	$11,949
2017	$69,207	$28,340	$40,675	$20,517	$8,304	$20,558	$12,357
2018	$71,306	$30,279	$42,336	$21,444	$8,895	$21,448	$12,977
2019	$73,795	$32,445	$44,058	$22,306	$9,368	$22,291	$13,724
2020 - 2024	$418,009	$196,323	$256,639	$125,761	$56,659	$125,001	$87,663

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2015	$347	$241	$18	$119	$23	$753
2016	$300	$228	$17	$115	$23	$837
2017	$291	$241	$16	$124	$23	$784
2018	$282	$205	$15	$114	$23	$749
2019	$339	$199	$17	$112	$46	$720
2020 - 2024	$2,684	$924	$90	$825	$199	$3,442

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2015	$15,699	$8,921	$9,885	$3,926	$4,261	$6,617	$2,796
2016	$15,745	$9,219	$10,016	$4,001	$4,253	$6,785	$2,802
2017	$15,830	$9,580	$10,148	$4,125	$4,280	$7,012	$2,883
2018	$16,305	$10,110	$10,654	$4,433	$4,373	$7,438	$2,984
2019	$16,528	$10,706	$11,048	$4,599	$4,412	$7,771	$3,138
2020 - 2024	$86,854	$59,199	$60,735	$25,341	$21,584	$41,303	$17,664

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2015	$77	$37	$45	$29	$23	$34	$9
2016	$87	$41	$50	$32	$24	$37	$11
2017	$96	$46	$56	$34	$25	$40	$1
2018	$358	$168	$204	$125	$87	$142	$52
2019	$398	$184	$223	$136	$90	$151	$59
2020 - 2024	$2,593	$1,243	$1,434	$839	$506	$922	$456

Contributions

Entergy currently expects to contribute approximately $396 million to its qualified pension plans and approximately $66.9 million to other postretirement plans in 2015.  The expected 2015 pension and other postretirement plan contributions of the Registrant Subsidiaries for their employees are shown below.  The required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries expect to contribute approximately the following to the qualified pension and other postretirement plans for their employees in 2015:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$92,523	$32,455	$56,960	$22,472	$10,910	$17,166	$20,778
Other Postretirement Contributions	$16,904	$8,921	$9,885	$535	$3,669	$3,231	$475

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefit APBO as of December 31, 2014, and 2013 were as follows:

	2014	2013
Weighted-average discount rate:
Qualified pension	4.03% - 4.40% Blended 4.27%	5.04% - 5.26% Blended 5.14%
Other postretirement	4.23%	5.05%
Non-qualified pension	3.61%	4.29%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%
Assumed health care trend rate:
Pre-65	7.10%	7.25%
Post-65	7.70%	7.00%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2023	2022
Post-65	2023	2022

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2014,  2013, and 2012 were as follows:

	2014	2013	2012
Weighted-average discount rate:
Qualified pension	5.04%-5.26% Blended 5.14%	4.31% - 4.5% Blended 4.36%	5.10% - 5.20% Blended 5.11%
Other postretirement	5.05%	4.36%	5.10%
Non-qualified pension	4.29%	3.37%	4.40%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%	4.23%
Expected long-term rate of return on plan assets:
Pension assets	8.50%	8.50%	8.50%
Other postretirement tax deferred assets	8.30%	8.50%	8.50%
Other postretirement taxable assets	6.50%	6.50%	6.50%
Assumed health care trend rate:
Pre-65	7.25%	7.50%	7.75%
Post-65	7.00%	7.25%	7.50%
Ultimate rate	4.75%	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2022	2022	2022
Post-65	2022	2022	2022

Entergy’s other postretirement benefit transition obligations were amortized over 20 years ending in 2012.

With respect to mortality assumptions, Entergy used the RP-2014 Employee and Health Annuitant Tables, with a fully generational MP-2014 projection scale, in determining its December 31, 2014 pension plans’ PBOs and other postretirement benefit APBO. The mortality assumptions used in determining Entergy’s December 31, 2013 pension plans’ PBOs were the 1994 Group Annuity Mortality Table and RP 2000 Combined Health Mortality, with generational (using Scale AA) projected mortality improvement. The mortality assumption used in determining the December 31, 2013 other postretirement APBO was the 1994 Group Annuity Mortality Table, with generational (using Scale AA) projected mortality improvement.

A one percentage point change in the assumed health care cost trend rate for 2014 would have the following effects:

	1 Percentage Point Increase		1 Percentage Point Decrease
2014	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase /(Decrease) (In Thousands)
Entergy Corporation and its subsidiaries	$234,971	$16,769	($190,996)	($13,566)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

A one percentage point change in the assumed health care cost trend rate for 2014 would have the following effects for the Registrant Subsidiaries for their employees:

	1 Percentage Point Increase		1 Percentage Point Decrease
2014	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase/(Decrease) (In Thousands)
Entergy Arkansas	$39,286	$2,448	($31,753)	($1,971)
Entergy Gulf States Louisiana	$27,929	$2,092	($22,591)	($1,671)
Entergy Louisiana	$23,779	$1,681	($19,452)	($1,366)
Entergy Mississippi	$10,596	$754	($8,596)	($606)
Entergy New Orleans	$6,373	$386	($5,317)	($321)
Entergy Texas	$16,246	$1,148	($13,397)	($927)
System Energy	$8,716	$734	($7,044)	($586)

Defined Contribution Plans

Entergy sponsors the Savings Plan of Entergy Corporation and Subsidiaries (System Savings Plan).  The System Savings Plan is a defined contribution plan covering eligible employees of Entergy and certain of its subsidiaries. The participating employing Entergy subsidiary makes matching contributions to the System Savings Plan for all eligible participating employees in an amount equal to either 70% or 100% of the participants’ basic contributions, up to 6% of their eligible earnings per pay period.  The matching contribution is allocated to investments as directed by the employee.

Entergy also sponsors the Savings Plan of Entergy Corporation and Subsidiaries IV (established in March 2002), the Savings Plan of Entergy Corporation and Subsidiaries VI (established in April 2007), and the Savings Plan of Entergy Corporation and Subsidiaries VII (established in April 2007) to which matching contributions are also made.  The plans are defined contribution plans that cover eligible employees, as defined by each plan, of Entergy and certain of its subsidiaries.

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $43.3 million in 2014, $44.5 million in 2013, and $43.7 million in 2012.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries’ 2014, 2013, and 2012 contributions to defined contribution plans for their employees were as follows:

Year	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2014	$3,044	$1,867	$2,266	$1,855	$710	$1,563
2013	$3,351	$1,906	$2,393	$1,954	$769	$1,616
2012	$3,223	$1,842	$2,327	$1,875	$740	$1,601

NOTE 12.    STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, restricted stock, performance units, and restricted unit awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans which are shareholder-approved stock-based compensation

Entergy Corporation and Subsidiaries
Notes to Financial Statements

plans.  The Equity Ownership Plan, as restated in February 2003 (2003 Plan), had 885,200 authorized shares remaining for long-term incentive and restricted unit awards as of December 31, 2014.  Effective January 1, 2007, Entergy’s shareholders approved the 2007 Equity Ownership and Long-Term Cash Incentive Plan (2007 Plan).  The maximum aggregate number of common shares that can be issued from the 2007 Plan for stock-based awards is 7,000,000 with no more than 2,000,000 available for non-option grants.  The 2007 Plan, which only applies to awards made on or after January 1, 2007, will expire after 10 years.  As of December 31, 2014, there were 1,104,547 authorized shares remaining for stock-based awards, all of which are available for non-option grants.  Effective May 6, 2011, Entergy’s shareholders approved the 2011 Equity Ownership and Long-Term Cash Incentive Plan (2011 Plan).  The maximum number of common shares that can be issued from the 2011 Plan for stock-based awards is 5,500,000 with no more than 2,000,000 available for incentive stock option grants.  The 2011 Plan, which only applies to awards made on or after May 6, 2011, will expire after 10 years.  As of December 31, 2014, there were 1,579,563 authorized shares remaining for stock-based awards, including 2,000,000 for incentive stock option grants.

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

The following table includes financial information for stock options for each of the years presented:

	2014	2013	2012
	(In Millions)
Compensation expense included in Entergy’s Consolidated Net Income	$4.1	$4.1	$7.7
Tax benefit recognized in Entergy’s Consolidated Net Income	$1.6	$1.6	$3.0
Compensation cost capitalized as part of fixed assets and inventory	$0.7	$0.7	$1.5

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2014	2013	2012
Stock price volatility	24.67%	24.61%	25.11%
Expected term in years	6.95	6.69	6.55
Risk-free interest rate	2.16%	1.31%	1.22%
Dividend yield	4.75%	4.75%	4.50%
Dividend payment per share	$3.32	$3.32	$3.32

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

A summary of stock option activity for the year ended December 31, 2014 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Options outstanding as of January 1, 2014	9,639,849	$80.06
Options granted	611,700	$63.17
Options exercised	(2,852,350)	$68.19
Options forfeited/expired	(117,803)	$82.48
Options outstanding as of December 31, 2014	7,281,396	$83.25	$30,830,809	4.3 years
Options exercisable as of December 31, 2014	6,232,998	$86.41	$6,657,504	3.6 years
Weighted-average grant-date fair value of options granted during 2014	$8.71

The weighted-average grant-date fair value of options granted during the year was $8.00 for 2013 and $9.42 for 2012.  The total intrinsic value of stock options exercised was $25.5 million during 2014, $5.7 million during 2013, and $39.8 million during 2012.  The intrinsic value, which has no effect on net income, of the stock options exercised is calculated by the difference in Entergy Corporation’s common stock price on the date of exercise and the exercise price of the stock options granted.  The aggregate intrinsic value of the stock options outstanding as of December 31, 2014 was $30.8 million. Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $4 million during 2014, $11 million during 2013, and $11 million during 2012.

The following table summarizes information about stock options outstanding as of December 31, 2014:

			Options Outstanding			Options Exercisable
Range of			As of	Weighted-Avg. Remaining Contractual Life-Yrs.	Weighted Avg. Exercise Price	Number Exercisable as of	Weighted Avg. Exercise Price
Exercise Prices			12/31/2014			12/31/2014
$51	-	$64.99	1,138,602	8.6	$63.84	192,152	$64.60
$65	-	$78.99	3,095,377	4.4	$74.31	2,993,429	$74.41
$79	-	$91.99	1,604,717	2.1	$91.82	1,604,717	$91.82
$92	-	$108.20	1,442,700	3.1	$108.20	1,442,700	$108.20
$51	-	$108.20	7,281,396	4.3	$83.25	6,232,998	$86.41

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2014 not yet recognized is approximately $5.4 million and is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards

In January 2014 the Board approved and Entergy granted 352,600 restricted stock awards under the 2011 Equity Ownership and Long-term Cash Incentive Plan.  The restricted stock awards were made effective as of January 30, 2014 and were valued at $63.17 per share, which was the closing price of Entergy Corporation’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date and are expensed

Entergy Corporation and Subsidiaries
Notes to Financial Statements

ratably over the three year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting.

The following table includes financial information for restricted stock for each of the years presented:

	2014	2013	2012
	(In Millions)
Compensation expense included in Entergy’s Consolidated Net Income	$19.3	$16.4	$11.4
Tax benefit recognized in Entergy’s Consolidated Net Income	$7.5	$6.3	$4.4
Compensation cost capitalized as part of fixed assets and inventory	$3.1	$2.6	$2.0

Long-Term Performance Unit Program

Entergy grants long-term incentive awards earned under its stock benefit plans in the form of performance units, which are equal to the cash value of shares of Entergy Corporation common stock at the end of the performance period, which is the last trading day of the year.  Performance units will pay out to the extent that the performance conditions are satisfied.  In addition to the potential for equivalent share appreciation or depreciation, performance units will earn the cash equivalent of the dividends paid during the 3-year performance period applicable to each plan.  The costs of incentive awards are charged to income over the 3-year period.  Beginning with the 2012-2014 performance period, upon vesting, the performance units granted under the Long-Term Performance Unit Program will be settled in shares of Entergy common stock rather than cash.  In January 2014 the Board approved and Entergy granted 226,792 performance units under the 2011 Equity Ownership and Long-Term Cash Incentive Plan.  The performance units were made effective as of January 30, 2014, and were valued at $67.16 per share. Entergy considers factors, primarily market conditions, in determining the value of the performance units. Shares of the performance units have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

The following table includes financial information for the long-term performance units for each of the years presented:

	2014	2013	2012
	(In Millions)
Fair value of long-term performance units as of December 31,	$23.4	$11.1	$4.3
Compensation expense included in Entergy’s Consolidated Net Income	$10.7	$6.0	($5.0)
Tax benefit (expense) recognized in Entergy’s Consolidated Net Income	$4.1	$2.3	($1.9)
Compensation cost capitalized as part of fixed assets and inventory	$1.5	$0.9	($0.9)

There was no payout in 2014 for the performance units granted in 2011 applicable to the 2011 – 2013 performance period.

Restricted Unit Awards

Entergy grants restricted unit awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted units are equal to the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted unit awards granted is 36 months.  As of December 31, 2014, there were 98,334 unvested restricted units that are expected to vest over an average period of 21 months.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for restricted unit awards for each of the years presented:

	2014	2013	2012
	(In Millions)
Fair value of restricted awards as of December 31,	$3.3	$2.5	$3.0
Compensation expense included in Entergy’s Consolidated Net Income	$2.2	$1.4	$1.3
Tax benefit recognized in Entergy’s Consolidated Net Income	$0.9	$0.6	$0.5
Compensation cost capitalized as part of fixed assets and inventory	$0.3	$0.2	$0.2

Entergy paid $1.7 million in 2014 for awards under the Restricted Units Awards Plan.

NOTE 13. BUSINESS SEGMENT INFORMATION  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi,  Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of December 31, 2014 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information is as follows:

2014	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,773,822	$2,719,404	$1,821	($126)	$12,494,921
Depreciation, amortization, & decommissioning	$1,170,122	$417,435	$3,702	$—	$1,591,259
Interest and investment income	$171,217	$113,959	$22,159	($159,649)	$147,686
Interest expense	$531,729	$16,646	$120,908	($41,776)	$627,507
Income taxes	$472,148	$176,988	($59,539)	$—	$589,597
Consolidated net income (loss)	$846,496	$294,521	($62,887)	($117,873)	$960,257
Total assets	$38,295,309	$10,279,500	($654,831)	($1,392,124)	$46,527,854
Investment in affiliates - at equity	$199	$36,035	$—	$—	$36,234
Cash paid for long-lived asset additions	$2,113,631	$615,021	$87	$—	$2,728,739

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,101,786	$2,312,758	$3,558	($27,155)	$11,390,947
Depreciation, amortization, & decommissioning	$1,157,843	$341,163	$4,142	$—	$1,503,148
Interest and investment income	$186,724	$137,727	$24,179	($149,330)	$199,300
Interest expense	$509,173	$16,323	$122,291	($43,750)	$604,037
Income taxes	$365,917	($77,471)	($62,465)	$—	$225,981
Consolidated net income (loss)	$846,215	$42,976	($53,039)	($105,580)	$730,572
Total assets	$35,539,585	$9,696,705	($486,438)	($1,343,406)	$43,406,446
Investment in affiliates - at equity	$199	$40,151	$—	$—	$40,350
Cash paid for long-lived asset additions	$2,268,083	$626,322	$49	$—	$2,894,454

2012	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$8,005,091	$2,326,309	$4,048	($33,369)	$10,302,079
Depreciation, amortization, & decommissioning	$1,076,845	$248,143	$4,357	$—	$1,329,345
Interest and investment income	$150,292	$105,062	$30,656	($158,234)	$127,776
Interest expense	$476,485	$17,900	$126,913	($52,014)	$569,284
Income taxes	$49,340	$61,329	($79,814)	$—	$30,855
Consolidated net income (loss)	$960,322	$40,427	($26,167)	($106,219)	$868,363
Total assets	$35,438,130	$9,623,345	($509,985)	($1,348,988)	$43,202,502
Investment in affiliates - at equity	$199	$46,539	$—	$—	$46,738
Cash paid for long-lived asset additions	$3,182,695	$577,652	$619	$—	$3,760,966

Businesses marked with * are sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity.  Almost all of Entergy’s goodwill is related to the Utility segment.

Earnings were negatively affected by expenses in 2013 of approximately $110 million ($70 million after-tax), including approximately $85 million ($55 million after-tax) for Utility and $25 million ($15 million after-tax) for Entergy Wholesale Commodities, and expenses in 2014 of approximately $20 million ($12 million after-tax), including approximately $15 million ($9 million after-tax) for Utility and $5 million ($3 million after-tax) for Entergy Wholesale Commodities, recorded in connection with a strategic imperative intended to optimize the organization through a process known as human capital management. In July 2013 management completed a comprehensive review of Entergy’s organization design and processes. This effort resulted in a new internal organization structure, which resulted in the elimination of approximately 800 employee positions. The restructuring costs associated with this phase of human capital management included implementation costs, severance expenses, benefits-related costs, including pension curtailment losses and special termination benefits, and impairments of corporate property, plant, and equipment. The implementation costs, severance costs, and benefits-related costs are included in “Other operation and maintenance” in the consolidated income statements. The property, plant, and equipment impairments are included in “Asset write-offs, impairments, and related charges” in the consolidated income statements. Total restructuring charges were comprised of the following:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2013			2014			Remaining Accrual as of December 31, 2014
	Restructuring Costs	Paid In Cash	Non-Cash Portion	Restructuring Costs	Paid In Cash	Non-Cash Portion
	(In Millions)
Implementation costs	$19	$19	$—	$9	$9	$—	$—
Severance costs	45	6	—	11	44	—	6
Benefits-related costs	26	—	26	—	—	—	—
Property, plant, and equipment impairments	20	—	20	—	—	—	—
Total	$110	$25	$46	$20	$53	$—	$6

Geographic Areas

For the years ended December 31, 2014, 2013, and 2012, the amount of revenue Entergy derived from outside of the United States was insignificant.  As of December 31, 2014 and 2013, Entergy had no long-lived assets located outside of the United States.

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

NOTE 14.  EQUITY METHOD INVESTMENTS (Entergy Corporation)

As of December 31, 2014, Entergy owns investments in the following companies that it accounts for under the equity method of accounting:

Investment	Ownership		Description

RS Cogen LLC	50%	member interest	Co-generation project that produces power and steam on an industrial and merchant basis in the Lake Charles, Louisiana area.

Top Deer	50%	member interest	Wind-powered electric generation joint venture.

Following is a reconciliation of Entergy’s investments in equity affiliates:

	2014	2013	2012
	(In Thousands)
Beginning of year	$40,350	$46,738	$44,876
Income (loss) from the investments	(5,169)	(1,702)	1,162
Dispositions and other adjustments	1,053	(4,686)	700
End of year	$36,234	$40,350	$46,738

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Transactions with equity method investees

Entergy Gulf States Louisiana purchased approximately $3.2 million in 2013 and $2.8 million in 2012 of electricity generated from Entergy’s share of RS Cogen. Entergy Gulf States Louisiana made no purchases in 2014 of electricity generated from Entergy’s share of RS Cogen. Entergy’s operating transactions with its other equity method investees were not significant in 2014, 2013, or 2012.

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

Palisades Purchased Power Agreement

Entergy’s purchase of the Palisades plant in 2007 included a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant’s output, excluding any future uprates.  Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh.  For the PPA, which was at below-market prices at the time of the acquisition, Entergy will amortize a liability to revenue over the life of the agreement.  The amount that will be amortized each period is based upon the difference between the present value calculated at the date of acquisition of each year’s difference between revenue under the agreement and revenue based on estimated market prices.  Amounts amortized to revenue were $16 million in 2014, $18 million in 2013, and $17 million in 2012.  The amounts to be amortized to revenue for the next five years will be $15 million in 2015, $13 million for 2016, $12 million for 2017, $8 million for 2018, and $13 million for 2019.

NYPA Value Sharing Agreements

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, Entergy subsidiaries and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, Entergy subsidiaries made annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries paid NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year’s output was due by January 15 of the following year.  Entergy recorded the liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  An amount equal to the liability was recorded to the plant asset account as contingent purchase price consideration for the plants.  In 2014, 2013, and 2012, Entergy Wholesale Commodities recorded approximately $72 million as plant for generation during each of those years.  This amount was depreciated over the expected remaining useful life of the plants.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities. Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at December 31, 2014 is approximately 3 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 86% for 2015, of which approximately 62% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for 2015 is 35 TWh.

Entergy may use standardized master netting agreements to help mitigate the credit risk of derivative instruments. These master agreements facilitate the netting of cash flows associated with a single counterparty and may include collateral requirements. Cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds an established threshold. The threshold represents an unsecured credit limit, which may be supported by a parental/affiliate guaranty, as determined in accordance with Entergy’s credit policy. In addition, collateral agreements allow for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of December 31, 2014, derivative contracts with 1 counterparty were in a liability position (approximately $1 million total). As of December 31, 2013, derivative contracts with 9 counterparties were in a liability position (approximately $187 million total). In addition to the corporate guarantee, $47 million in cash collateral was required to be posted. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans. The total volume of natural gas swaps outstanding as of December 31, 2014 is 21,475,000 MMBtu for Entergy, including 8,740,000 MMBtu for Entergy Gulf States Louisiana, 8,810,000 MMBtu for Entergy Louisiana, 3,230,000 MMBtu for Entergy Mississippi, and 695,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

During the second quarter 2014, Entergy participated in the annual FTR auction process for the MISO planning year of June 1, 2014 through May 31, 2015. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of December 31, 2014 is 45,196 GWh for Entergy, including 9,844 GWh for Entergy Arkansas, 9,881 GWh for Entergy Gulf States Louisiana, 10,691 GWh for Entergy Louisiana, 5,403 GWh for Entergy Mississippi, 3,633 GWh for Entergy New Orleans, and 5,669 GWh for Entergy Texas. Credit support for FTRs held by the Utility operating

Entergy Corporation and Subsidiaries
Notes to Financial Statements

companies is covered by cash or letters of credit issued by each Utility operating company as required by MISO. Credit support for FTRs held by Entergy Wholesale Commodities is covered by cash. As of December 31, 2014, letters of credit posted with MISO covered the FTR exposure for Entergy Arkansas and Entergy Mississippi. No cash collateral was required to be posted for FTR exposure for the Utility operating companies or Entergy Wholesale Commodities.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2014 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$149	($53)	$96	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$48	$—	$48	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$24	($24)	$—	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$97	($25)	$72	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$9	($8)	$1	Entergy Wholesale Commodities
FTRs	Prepayments and other	$50	($3)	$47	Utility and Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$57	($55)	$2	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$8	($8)	$—	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$20	$—	$20	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2013 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Consolidated Balance Sheets

(d)	Excludes cash collateral in the amounts of $25 million held as of December 31, 2014 and $47 million posted and $4 million held as of December 31, 2013, respectively

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the years ended December 31, 2014, 2013, and 2012 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2014
Electricity swaps and options	$81	Competitive business operating revenues	($193)

2013
Electricity swaps and options	($190)	Competitive business operating revenues	$47

2012
Electricity swaps and options	$111	Competitive business operating revenues	$268

(a)	Before taxes of ($68) million, $18 million, and $94 million, for the years ended December 31, 2014, 2013, and 2012, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness was $7 million, ($6) million, and ($14) million for the years ended December 31, 2014, 2013, and 2012, respectively.

Based on market prices as of December 31, 2014, unrealized gains recorded in AOCI on cash flow hedges relating to power sales totaled $156 million of net unrealized gains.  Approximately $109 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the years ended December 31, 2014, 2013, and 2012 is as follows:

Instrument	Amount of gain (loss) recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2014
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($8)
FTRs	—	Purchased power expense	(b)	$229
Electricity swaps and options	($13)	Competitive business operating revenues		$56

2013
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$13
FTRs	—	Purchased power	(b)	$3
Electricity swaps and options	$1	Competitive business operating revenues		($50)

2012
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($42)
Electricity swaps and options	$1	Competitive business operating revenues		$1

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2014 and 2013 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
2014
Assets:
FTRs	Prepayments and other	$0.7	Entergy Arkansas
FTRs	Prepayments and other	$14.4	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$11.1	Entergy Louisiana
FTRs	Prepayments and other	$3.4	Entergy Mississippi
FTRs	Prepayments and other	$4.1	Entergy New Orleans
FTRs	Prepayments and other	$12.3	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$8.2	Entergy Gulf States Louisiana
Natural gas swaps	Other current liabilities	$7.6	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.8	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.9	Entergy New Orleans

2013
Assets:
Natural gas swaps	Gas hedge contracts	$2.2	Entergy Gulf States Louisiana
Natural gas swaps	Gas hedge contracts	$2.9	Entergy Louisiana
Natural gas swaps	Prepayments and other	$0.7	Entergy Mississippi
Natural gas swaps	Prepayments and other	$0.1	Entergy New Orleans

FTRs	Prepayments and other	$6.7	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$5.7	Entergy Louisiana
FTRs	Prepayments and other	$1.0	Entergy Mississippi
FTRs	Prepayments and other	$2.0	Entergy New Orleans
FTRs	Prepayments and other	$18.4	Entergy Texas

(a)	No cash collateral was required to be posted as of December 31, 2014 and 2013, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the years ended December 31, 2014, 2013, and 2012 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement	Registrant
		(In Millions)
2014
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.9)	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.6)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.5)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.2)	Entergy New Orleans

FTRs	Purchased power	$21.6	Entergy Arkansas
FTRs	Purchased power	$56.3	Entergy Gulf States Louisiana
FTRs	Purchased power	$47.2	Entergy Louisiana
FTRs	Purchased power	$19.0	Entergy Mississippi
FTRs	Purchased power	$16.5	Entergy New Orleans
FTRs	Purchased power	$65.8	Entergy Texas

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$4.5	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$6.0	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.5	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.1	Entergy New Orleans

FTRs	Purchased power	($0.1)	Entergy Arkansas
FTRs	Purchased power	$0.3	Entergy Gulf States Louisiana
FTRs	Purchased power	$0.2	Entergy Louisiana
FTRs	Purchased power	$1.0	Entergy Mississippi
FTRs	Purchased power	$1.2	Entergy New Orleans
FTRs	Purchased power	$0.8	Entergy Texas

2012
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($12.9)	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($16.2)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($11.2)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.5)	Entergy New Orleans

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

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The

Entergy Corporation and Subsidiaries
Notes to Financial Statements

valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group and the Entergy Wholesale Commodities Accounting Policy and External Reporting group.  The primary functions of the Entergy Wholesale Commodities Risk Control group include: gathering, validating and reporting market data, providing market risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market risks, and implementing and maintaining controls around changes to market data in the energy trading and risk management system.  The Risk Control group is also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The Entergy Wholesale Commodities Accounting Policy and External Reporting group performs functions related to market and counterparty settlements, revenue reporting and analysis and financial accounting. The Entergy Wholesale Commodities Risk Control group reports to the Vice President and Treasurer while the Entergy Wholesale Commodities Accounting Policy and External Reporting group reports to the Vice President, Accounting Policy and External Reporting.

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

On a daily basis, Entergy Wholesale Commodities Risk Control group calculates the mark-to-market for electricity swaps and options.  Entergy Wholesale Commodities Risk Control group also validates forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available, and uses multiple sources of market implied volatilities.  Moreover, on at least a monthly basis, the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit and liquidity effects are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

The values of FTRs are based on unobservable inputs, including estimates of future congestion costs in MISO between applicable generation and load pricing nodes based on prices published by MISO.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group for the unregulated business and by the System Planning and Operations Risk Control group for the Utility operating companies.  Entergy’s Accounting Policy group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

assumptions used in the valuation. The System Planning and Operations Risk Control group reports to the Vice President and Treasurer.  The Accounting Policy group reports to the Vice President, Accounting Policy and External Reporting.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,291	$—		$—	$1,291
Decommissioning trust funds (a):
Equity securities	452	2,834	(b)	—	3,286
Debt securities	880	1,205		—	2,085
Power contracts	—	—		217	217
Securitization recovery trust account	44	—		—	44
Escrow accounts	362	—		—	362
FTRs	—	—		47	47
	$3,029	$4,039		$264	$7,332
Liabilities:
Power contracts	$—	$—		$2	$2
Gas hedge contracts	20	—		—	20
	$20	$—		$2	$22

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$609	$—		$—	$609
Decommissioning trust funds (a):
Equity securities	472	2,601	(b)	—	3,073
Debt securities	783	1,047		—	1,830
Power contracts	—	—		74	74
Securitization recovery trust account	46	—		—	46
Escrow accounts	115	—		—	115
Gas hedge contracts	6	—		—	6
FTRs	—	—		34	34
	$2,031	$3,648		$108	$5,787
Liabilities:
Power contracts	$—	$—		$207	$207

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 17 to the financial statements for additional information on the investment portfolios.

(b)	Commingled equity funds may be redeemed semi-monthly.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
	Power Contracts	FTRs	Power Contracts	FTRs	Power Contracts
	(In Millions)
Balance as of January 1,	($133)	$34	$178	$—	$312
Realized losses included in earnings	(65)	—	(38)	—	(11)
Unrealized gains (losses) included in earnings	120	2	(35)	—	(4)
Unrealized gains (losses) included in OCI	131	—	(204)	—	140
Unrealized gains included as a regulatory liability / asset	—	119	—	—	—
Issuances of FTRs	—	121	—	37	—
Purchases	17	—	14	—	9
Settlements	145	(229)	(48)	(3)	(268)
Balance as of December 31,	$215	$47	($133)	$34	$178

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification, as of December 31, 2014:

Transaction Type	Fair Value as of December 31, 2014	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value
	(In Millions)			(In Millions)
Electricity swaps	$165	Unit contingent discount	+/-3%	$10
Electricity options	$50	Implied volatility	+/-130%	$43

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$208.0	$—		$—	$208.0
Decommissioning trust funds (a):
Equity securities	7.2	480.1	(b)	—	487.3
Debt securities	72.2	210.4		—	282.6
Securitization recovery trust account	4.1	—		—	4.1
Escrow accounts	12.2	—		—	12.2
FTRs	—	—		0.7	0.7
	$303.7	$690.5		$0.7	$994.9

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$122.8	$—		$—	$122.8
Decommissioning trust funds (a):
Equity securities	13.6	449.7	(b)	—	463.3
Debt securities	58.6	189.0		—	247.6
Securitization recovery trust account	3.8	—		—	3.8
Escrow accounts	26.0	—		—	26.0
	$224.8	$638.7		$—	$863.5

Entergy Gulf States Louisiana

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$109.6	$—		$—	$109.6
Decommissioning trust funds (a):
Equity securities	10.5	385.4	(b)	—	395.9
Debt securities	81.9	159.9		—	241.8
Escrow accounts	90.1	—		—	90.1
FTRs	—	—		14.4	14.4
	$292.1	$545.3		$14.4	$851.8

Liabilities:
Gas hedge contracts	$8.2	$—		$—	$8.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$13.8	$—		$—	$13.8
Decommissioning trust funds (a):
Equity securities	27.6	343.2	(b)	—	370.8
Debt securities	71.7	131.2		—	202.9
Escrow accounts	21.5	—		—	21.5
Gas hedge contracts	2.2	—		—	2.2
FTRs	—	—		6.7	6.7
	$136.8	$474.4		$6.7	$617.9

Entergy Louisiana

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$157.1	$—		$—	$157.1
Decommissioning trust funds (a):
Equity securities	4.8	234.8	(b)	—	239.6
Debt securities	68.7	75.3		—	144.0
Securitization recovery trust account	3.1	—		—	3.1
Escrow accounts	200.1	—		—	200.1
FTRs	—	—		11.1	11.1
	$433.8	$310.1		$11.1	$755.0

Liabilities:
Gas hedge contracts	$7.6	$—		$—	$7.6

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$123.6	$—		$—	$123.6
Decommissioning trust funds (a):
Equity securities	13.5	210.7	(b)	—	224.2
Debt securities	61.7	61.4		—	123.1
Securitization recovery trust account	4.5	—		—	4.5
Gas hedge contracts	2.9	—		—	2.9
FTRs	—	—		5.7	5.7
	$206.2	$272.1		$5.7	$484.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$60.4	$—	$—	$60.4
Escrow accounts	41.8	—	—	41.8
FTRs	—	—	3.4	3.4
	$102.2	$—	$3.4	$105.6

Liabilities:
Gas hedge contracts	$2.8	$—	$—	$2.8

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$51.8	$—	$—	$51.8
Gas hedge contracts	0.7	—	—	0.7
FTRs	—	—	1.0	1.0
	$52.5	$—	$1.0	$53.5

Entergy New Orleans

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$41.4	$—	$—	$41.4
Escrow accounts	18.0	—	—	18.0
FTRs	—	—	4.1	4.1
	$59.4	$—	$4.1	$63.5

Liabilities:
Gas hedge contracts	$0.9	$—	$—	$0.9

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$33.2	$—	$—	$33.2
Escrow accounts	10.5	—	—	10.5
Gas hedge contracts	0.1	—	—	0.1
FTRs	—	—	2.0	2.0
	$43.8	$—	$2.0	$45.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.7	$—	$—	$28.7
Securitization recovery trust account	37.2	—	—	37.2
FTRs	—	—	12.3	12.3
	$65.9	$—	$12.3	$78.2

2013	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$44.1	$—	$—	$44.1
Securitization recovery trust account	37.5	—	—	37.5
FTRs	—	—	18.4	18.4
	$81.6	$—	$18.4	$100.0

System Energy

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$222.4	$—		$—	$222.4
Decommissioning trust funds (a):
Equity securities	2.0	422.5	(b)	—	424.5
Debt securities	194.2	61.1		—	255.3
	$418.6	$483.6		$—	$902.2

2013	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$64.6	$—		$—	$64.6
Decommissioning trust funds (a):
Equity securities	2.2	377.8	(b)	—	380.0
Debt securities	152.9	71.0		—	223.9
	$219.7	$448.8		$—	$668.5

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 17 to the financial statements for additional information on the investment portfolios.

(b)	Commingled equity funds may be redeemed semi-monthly.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2014.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1,	$—	$6.7	$5.7	$1.0	$2.0	$18.4
Issuances of FTRs	4.2	37.3	21.5	15.2	8.3	33.2
Unrealized gains (losses) included as a regulatory liability / asset	18.1	26.7	31.1	6.2	10.3	26.5
Settlements	(21.6)	(56.3)	(47.2)	(19.0)	(16.5)	(65.8)
Balance as of December 31,	$0.7	$14.4	$11.1	$3.4	$4.1	$12.3

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2013.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1,	$—	$—	$—	$—	$—	$—
Issuances of FTRs	—	7.2	6.2	1.1	2.2	20.0
Unrealized gains (losses) included as a regulatory liability / asset	(0.1)	(0.2)	(0.3)	0.9	1.0	(0.8)
Settlements	0.1	(0.3)	(0.2)	(1.0)	(1.2)	(0.8)
Balance as of December 31,	$—	$6.7	$5.7	$1.0	$2.0	$18.4

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

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Generally, Entergy records

Entergy Corporation and Subsidiaries
Notes to Financial Statements

realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of December 31, 2014 and 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$3,286	$1,513	$1
Debt Securities	2,085	76	6
Total	$5,371	$1,589	$7

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2013
Equity Securities	$3,073	$1,260	$—
Debt Securities	1,830	47	29
Total	$4,903	$1,307	$29

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $396 million and $329 million as of December 31, 2014 and 2013, respectively.  The amortized cost of debt securities was $2,019 million as of December 31, 2014 and $1,843 million as of December 31, 2013.  As of December 31, 2014, the debt securities have an average coupon rate of approximately 3.31%, an average duration of approximately 5.65 years, and an average maturity of approximately 8.45 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$9	$1	$277	$2
More than 12 months	—	—	163	4
Total	$9	$1	$440	$6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$892	$24
More than 12 months	—	—	60	5
Total	$—	$—	$952	$29

The unrealized losses in excess of twelve months on equity securities above relate to Entergy’s Utility operating companies and System Energy.

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$94	$83
1 year - 5 years	783	752
5 years - 10 years	681	620
10 years - 15 years	173	169
15 years - 20 years	79	52
20 years+	275	154
Total	$2,085	$1,830

During the years ended December 31, 2014, 2013, and 2012, proceeds from the dispositions of securities amounted to $1,872 million, $2,032 million, and $2,074 million, respectively.  During the years ended December 31, 2014, 2013, and 2012, gross gains of $39 million, $91 million, and $39 million, respectively, and gross losses of $8 million, $11 million, and $7 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2014 and 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$487.3	$248.9	$—
Debt Securities	282.6	6.2	1.1
Total	$769.9	$255.1	$1.1
2013
Equity Securities	$463.3	$214.0	$—
Debt Securities	247.6	5.3	5.2
Total	$710.9	$219.3	$5.2

The amortized cost of debt securities was $277.4 million as of December 31, 2014 and $248.9 million as of December 31, 2013.  As of December 31, 2014, the debt securities have an average coupon rate of approximately 2.55%, an average duration of approximately 4.68 years, and an average maturity of approximately 5.32 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$56.5	$0.3
More than 12 months	—	—	34.8	0.8
Total	$0.1	$—	$91.3	$1.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$153.2	$4.8
More than 12 months	—	—	6.9	0.4
Total	$—	$—	$160.1	$5.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$14.9	$8.1
1 year - 5 years	127.3	110.9
5 years - 10 years	128.2	118.0
10 years - 15 years	1.7	3.9
15 years - 20 years	1.0	0.9
20 years+	9.5	5.8
Total	$282.6	$247.6

During the years ended December 31, 2014, 2013, and 2012, proceeds from the dispositions of securities amounted to $181.5 million, $266.4 million, and $144.3 million, respectively.  During the years ended December 31, 2014, 2013, and 2012, gross gains of $8.7 million, $16.8 million, and $3.4 million, respectively, and gross losses of $0.3 million, $0.6 million, and $0.1 million, respectively, were recorded in earnings.

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2014 and 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$395.9	$177.6	$—
Debt Securities	241.8	11.9	0.3
Total	$637.7	$189.5	$0.3
2013
Equity Securities	$370.8	$141.8	$—
Debt Securities	202.9	7.4	3.5
Total	$573.7	$149.2	$3.5

The amortized cost of debt securities was $231.5 million as of December 31, 2014 and $199.1 million as of December 31, 2013.  As of December 31, 2014, the debt securities have an average coupon rate of approximately 4.40%, an average duration of approximately 5.87 years, and an average maturity of approximately 11.13 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$14.0	$0.1
More than 12 months	—	—	15.0	0.2
Total	$0.1	$—	$29.0	$0.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$91.9	$3.1
More than 12 months	—	—	4.6	0.4
Total	$—	$—	$96.5	$3.5

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$6.4	$7.9
1 year - 5 years	59.8	51.2
5 years - 10 years	68.3	75.5
10 years - 15 years	43.6	55.8
15 years - 20 years	14.8	4.6
20 years+	48.9	7.9
Total	$241.8	$202.9

During the years ended December 31, 2014, 2013, and 2012, proceeds from the dispositions of securities amounted to $173.5 million, $193.8 million, and $131.0 million, respectively.  During the years ended December 31, 2014, 2013, and 2012, gross gains of $1.9 million, $16.0 million, and $6.7 million, respectively, and gross losses of $0.3 million, $0.1 million, and $0.04 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2014 and 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$239.6	$116.7	$—
Debt Securities	144.0	6.9	0.4
Total	$383.6	$123.6	$0.4
2013
Equity Securities	$224.2	$96.1	$—
Debt Securities	123.1	4.7	1.9
Total	$347.3	$100.8	$1.9

The amortized cost of debt securities was $137.9 million as of December 31, 2014 and $120.6 million as of December 31, 2013.  As of December 31, 2014, the debt securities have an average coupon rate of approximately 3.05%, an average duration of approximately 5.39 years, and an average maturity of approximately 8.39 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$19.1	$0.1
More than 12 months	—	—	12.1	0.3
Total	$0.1	$—	$31.2	$0.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$38.3	$1.7
More than 12 months	—	—	1.7	0.2
Total	$—	$—	$40.0	$1.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$5.6	$14.8
1 year - 5 years	58.2	41.9
5 years - 10 years	44.2	37.0
10 years - 15 years	7.3	6.6
15 years - 20 years	9.4	6.2
20 years+	19.3	16.6
Total	$144.0	$123.1

During the years ended December 31, 2014, 2013, and 2012, proceeds from the dispositions of securities amounted to $43.2 million, $109.9 million, and $27.6 million, respectively.  During the years ended December 31, 2014, 2013, and 2012, gross gains of $0.3 million, $6.0 million, and $0.2 million, respectively, and gross losses of $0.02 million, $0.1 million, and $0.04 million, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2014 and 2013 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$424.5	$188.0	$—
Debt Securities	255.3	5.9	0.3
Total	$679.8	$193.9	$0.3
2013
Equity Securities	$380.0	$150.8	$—
Debt Securities	223.9	3.5	1.8
Total	$603.9	$154.3	$1.8

The amortized cost of debt securities was $251 million as of December 31, 2014 and $223.4 million as of December 31, 2013.  As of December 31, 2014, the debt securities have an average coupon rate of approximately 2.23%, an average duration of approximately 4.48 years, and an average maturity of approximately 5.95 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$51.6	$0.2
More than 12 months	—	—	6.5	0.1
Total	$0.1	$—	$58.1	$0.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2013:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$121.7	$1.7
More than 12 months	—	—	0.9	0.1
Total	$—	$—	$122.6	$1.8

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(In Millions)
less than 1 year	$33.5	$5.5
1 year - 5 years	139.7	144.9
5 years - 10 years	53.5	44.3
10 years - 15 years	3.4	9.3
15 years - 20 years	3.2	1.6
20 years+	22.0	18.3
Total	$255.3	$223.9

During the years ended December 31, 2014, 2013, and 2012, proceeds from the dispositions of securities amounted to $392.9 million, $215.5 million, and $349.4 million, respectively.  During the years ended December 31, 2014, 2013, and 2012, gross gains of $1.8 million, $1.5 million, and $3.6 million, respectively, and gross losses of $0.9 million, $1.3 million, and $0.3 million, respectively, were recorded in earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the years ended December 31, 2014, 2013, and 2012.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in 2014, 2013, and 2012, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

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

Entergy Louisiana and System Energy are also considered to each hold a variable interest in the lessors from which they lease undivided interests in the Waterford 3 and Grand Gulf nuclear plants, respectively.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements.  Entergy Louisiana made payments on its lease, including interest, of $31.0 million in 2014, $26.3 million in 2013, and $39.1 million in 2012.  System Energy made payments on its lease, including interest, of $51.6 million in 2014, $50.5 million in 2013, and $50.0 million in 2012.  The lessors are banks acting in the capacity of owner trustee for the benefit of equity investors in the transactions pursuant to trust agreements entered solely for the purpose of facilitating the lease transactions.  It is possible that Entergy Louisiana and System Energy may be considered as the primary beneficiary of the lessors, but Entergy is unable to apply the authoritative accounting guidance with respect to these VIEs because the lessors are not required to, and could not, provide the necessary financial information to consolidate the lessors.  Because Entergy accounts for these leasing arrangements as capital financings, however, Entergy believes that consolidating the lessors would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  Entergy believes, however, that the obligations recorded on the balance sheets materially represent each company’s potential exposure to loss.

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

Each Registrant Subsidiary purchases electricity from or sells electricity to the other Registrant Subsidiaries, or both, under rate schedules filed with FERC.  The Registrant Subsidiaries receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations.  These transactions are on an “at cost” basis.  In addition, Entergy Power sold electricity to Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans prior to the expiration of the contract in 2013.  RS Cogen sells electricity to Entergy Gulf States Louisiana.

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

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2014	$131.2	$418.0	$258.5	$169.8	$76.8	$316.1	$664.4
2013	$349.9	$383.1	$114.9	$107.3	$27.0	$369.4	$735.1
2012	$324.0	$380.6	$138.2	$36.1	$43.9	$313.2	$622.1

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
	(a)	(b)	(c)		(d)
2014	$596.6	$773.1	$490.9	$367.6	$241.5	$445.3	$156.7
2013	$656.1	$672.8	$667.6	$399.0	$279.6	$418.1	$175.2
2012	$580.7	$532.3	$597.4	$352.7	$247.2	$386.1	$147.4

(a)	Includes power purchased from Entergy Power of $3.3 million in 2013 and $1.4 million in 2012. The contract with Entergy Power expired in May 2013.

(b)	Includes power purchased from RS Cogen of $3.2 million in 2013 and $2.8 million in 2012.

(c)	Includes power purchased from Entergy Power of $8.1 million in 2013 and $14.3 million in 2012. The contract with Entergy Power expired in May 2013.

(d)	Includes power purchased from Entergy Power of $8 million in 2013 and $14.1 million in 2012. The contract with Entergy Power expired in May 2013.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Intercompany Interest and Investment Income

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2014	$—	$30.3	$87.6	$—	$—	$—	$—
2013	$—	$27.5	$78.2	$—	$—	$—	$—
2012	$—	$28.2	$78.2	$—	$—	$0.1	$—

NOTE 20.  QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating results for the four quarters of 2014 and 2013 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income	Consolidated Net Income	Net Income Attributable to Entergy Corporation
	(In Thousands)
2014:
First Quarter	$3,208,843	$739,877	$406,053	$401,174
Second Quarter	$2,996,650	$454,477	$194,281	$189,383
Third Quarter	$3,458,110	$492,859	$234,916	$230,037
Fourth Quarter	$2,831,318	$319,674	$125,006	$120,127
2013:
First Quarter	$2,608,874	$394,045	$166,982	$161,400
Second Quarter	$2,738,208	$346,512	$168,055	$163,723
Third Quarter	$3,351,959	$388,894	$244,182	$239,850
Fourth Quarter	$2,691,906	$225,548	$151,353	$146,929

Earnings per Average Common Share

	2014		2013
	Basic	Diluted	Basic	Diluted
First Quarter	$2.24	$2.24	$0.91	$0.90
Second Quarter	$1.06	$1.05	$0.92	$0.92
Third Quarter	$1.28	$1.27	$1.35	$1.34
Fourth Quarter	$0.67	$0.66	$0.82	$0.82

As discussed in more detail in Note 1 to the financial statements, operating results for 2014 include $154 million ($100 million after-tax) of charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014 along with reassessment of assumptions regarding the timing of decommissioning cash flows and severance and employee retention costs. Results of operations for 2014 also include the $56.2 million ($36.7 million after-tax) write-off of Entergy Mississippi’s regulatory asset associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff, subsequently approved by the MPSC, in which Entergy Mississippi agreed not to pursue recovery of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements for further discussion of the new nuclear generation development costs and the joint stipulation.

Results of operations for 2013 include $322 million ($202 million after-tax) of impairment and other related charges primarily to write down the carrying value of Vermont Yankee and related assets to their fair values. See Note 1 to the financial statements for further discussion of the charges. Also, as discussed in more detail in Note 13 to the financial statements, operating results include approximately $110 million ($70 million after-tax) in costs in 2013 associated with the human capital management strategic imperative, primarily implementation costs, severance expenses, pension curtailment losses, and special termination benefits expense. In December 2013, Entergy deferred for future recovery approximately $45 million ($30 million after-tax) of these costs in the Arkansas and Louisiana jurisdictions, as approved by the APSC and the LPSC, respectively.

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter.  Operating results for the Registrant Subsidiaries for the four quarters of 2014 and 2013 were:

Operating Revenues

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2014:
First Quarter	$514,981	$513,295	$623,494	$348,196	$186,567	$440,256	$157,667
Second Quarter	$511,522	$554,034	$736,408	$370,638	$169,989	$482,932	$163,830
Third Quarter	$627,153	$610,493	$870,181	$425,341	$182,971	$528,508	$172,151
Fourth Quarter	$518,735	$473,104	$595,798	$380,018	$150,558	$400,286	$170,716
2013:
First Quarter	$542,392	$419,955	$606,085	$291,641	$146,466	$306,173	$168,578
Second Quarter	$508,653	$492,361	$635,805	$326,039	$142,841	$455,100	$172,177
Third Quarter	$647,671	$558,331	$782,789	$397,833	$178,641	$526,978	$192,679
Fourth Quarter	$491,443	$470,486	$602,256	$319,027	$152,208	$440,548	$201,655

Operating Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2014:
First Quarter	$66,360	$82,576	$85,057	$57,132	$15,281	$43,056	$52,029
Second Quarter	$68,970	$70,350	$100,176	$59,063	$12,862	$53,158	$56,547
Third Quarter	$115,357	$96,698	$160,595	$9,403	$24,866	$82,911	$58,484
Fourth Quarter	$19,317	$43,766	$38,615	$61,162	($539)	$29,590	$54,056
2013:
First Quarter	$43,314	$52,083	$64,728	$37,123	$4,272	$26,277	$52,052
Second Quarter	$80,942	$53,856	$88,691	$46,809	$3,627	$38,355	$51,632
Third Quarter	$157,681	$85,284	$145,847	$70,186	$15,895	$79,430	$52,029
Fourth Quarter	$23,123	$56,114	$56,128	$36,112	$3,070	$30,071	$47,367

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Net Income (Loss)

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2014:
First Quarter	$28,370	$46,472	$58,378	$25,839	$8,294	$13,165	$24,619
Second Quarter	$29,005	$36,171	$69,667	$26,564	$6,374	$18,585	$25,931
Third Quarter	$62,980	$55,535	$123,821	($6,464)	$13,932	$39,559	$26,730
Fourth Quarter	$1,037	$24,313	$31,665	$28,882	$107	$3,495	$19,054
2013:
First Quarter	$14,719	$27,165	$45,376	$13,934	$1,307	$922	$28,006
Second Quarter	$40,483	$29,720	$61,377	$18,954	$598	$10,953	$27,734
Third Quarter	$82,577	$62,642	$100,597	$33,813	$8,086	$35,801	$35,105
Fourth Quarter	$24,169	$42,135	$45,114	$15,458	$1,692	$10,205	$22,819

Earnings (Loss) Applicable to Common Equity

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans
	(In Thousands)
2014:
First Quarter	$26,652	$46,266	$56,640	$25,132	$8,053
Second Quarter	$27,287	$35,962	$67,910	$25,857	$6,133
Third Quarter	$61,262	$55,329	$122,083	($7,171)	$13,691
Fourth Quarter	($682)	$24,107	$29,929	$28,175	($135)
2013:
First Quarter	$13,001	$26,959	$43,638	$13,227	$1,066
Second Quarter	$38,765	$29,514	$59,639	$18,247	$357
Third Quarter	$80,859	$62,436	$98,859	$33,106	$7,845
Fourth Quarter	$22,450	$41,928	$43,378	$14,751	$1,450

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail electric distribution operations.  Entergy owns and operates power plants with approximately 30,000 MW of aggregate electric generating capacity, including nearly 10,000 MW of nuclear-fueled capacity. Entergy’s Utility business delivers electricity to 2.8 million utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy generated annual revenues of $12.5 billion in 2014 and had approximately 13,000 employees as of December 31, 2014.

Entergy operates primarily through two business segments: Utility and Entergy Wholesale Commodities.

•
The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operates a small natural gas distribution business.

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  In August 2013, Entergy announced plans to close and decommission Vermont Yankee. On December 29, 2014 the Vermont Yankee plant ceased power production and has entered its decommissioning phase. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

See Note 13 to the financial statements for financial information regarding Entergy’s business segments.

Strategy

Entergy’s mission is to operate a world-class energy business that creates sustainable value for its owners, customers, employees, and communities. Entergy aspires to achieve top quartile total shareholder returns in a socially and environmentally responsible fashion by leveraging the scale and expertise inherent in its core utility and nuclear operations.  Entergy’s current scope includes electricity generation, transmission, and distribution as well as natural gas distribution.  Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, risk management, and engaged employees.  Entergy also continually seeks opportunities to grow its utility business to benefit all stakeholders and to optimize its portfolio of assets in an ever-dynamic market through periodic buy, build, hold, or disposal decisions. To accomplish this, Entergy has established strategic imperatives for each business segment. For the Utility, the strategic imperative is to grow the business by leveraging the industrial expansion underway in the Gulf region of the United States, and for Entergy Wholesale Commodities, the strategic imperative is to manage the risk and preserve value in the business.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2014, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)
Entergy Arkansas	Portions of Arkansas	702	25%
Entergy Gulf States Louisiana	Portions of Louisiana	396	14%	93	47%
Entergy Louisiana	Portions of Louisiana	680	24%
Entergy Mississippi	Portions of Mississippi	442	16%
Entergy New Orleans	City of New Orleans (a)	171	6%	105	53%
Entergy Texas	Portions of Texas	427	15%
Total customers		2,818	100%	198	100%

(a)	Excludes the Algiers area of the city, where Entergy Louisiana provides electric service.

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On August 22, 2014, Entergy reached a 2014 peak demand of 20,472 MWh, compared to the 2013 peak of 21,581 MWh recorded on August 8, 2013.  Selected electric energy sales data is shown in the table below:

Selected 2014 Electric Energy Sales Data

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(In GWh)
Sales to retail customers	21,050	20,823	32,904	13,204	5,229	17,698	—	110,910
Sales for resale:
Affiliates	2,299	6,966	4,450	2,657	1,322	4,763	9,219	—
Others	8,003	925	126	193	16	200	—	9,462
Total	31,352	28,714	37,480	16,054	6,567	22,661	9,219	120,372
Average use per residential customer (kWh)	13,774	15,865	15,355	15,319	12,870	15,560	—	14,911

(a)	Includes the effect of intercompany eliminations.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The following table illustrates the Utility operating companies’ 2014 combined electric sales volume as a percentage of total electric sales volume, and 2014 combined electric revenues as a percentage of total 2014 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue
Residential	29.9	37.1
Commercial	23.9	26.6
Industrial (a)	36.3	27.3
Governmental	2.0	2.4
Wholesale/Other	7.9	6.6

(a)	Major industrial customers are in the chemical, petroleum refining, and pulp and paper industries.

See “Selected Financial Data” for each of the Utility operating companies for the detail of their sales by customer class for 2010-2014.

Selected 2014 Natural Gas Sales Data

Entergy New Orleans and Entergy Gulf States Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Gulf States Louisiana sold 11,296,179 and 7,933,968 Mcf, respectively, of natural gas to retail customers in 2014.  In 2014, 97% of Entergy Gulf States Louisiana’s operating revenue was derived from the electric utility business, and only 3% from the natural gas distribution business.  For Entergy New Orleans, 84% of operating revenue was derived from the electric utility business and 16% from the natural gas distribution business in 2014.

Following is data concerning Entergy New Orleans’s 2014 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Revenue
Residential	42%	51%
Commercial	38%	26%
Industrial	7%	8%
Governmental/Municipal	13%	15%

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy Gulf States Louisiana

Fuel Recovery

Entergy Gulf States Louisiana’s electric rates include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs.  The fuel adjustment clause contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers, including carrying charges. See Note 2 to the financial statements for a discussion of proceedings related to audits of Entergy Gulf States Louisiana’s fuel adjustment clause filings.

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

Entergy Louisiana

Fuel Recovery

Entergy Louisiana’s rate schedules include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs.  The fuel adjustment clause contains a surcharge or credit for deferred fuel expense and related carrying charges arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers, including carrying charges. See Note 2 to the financial statements for a discussion of proceedings related to audits of Entergy Louisiana’s fuel adjustment clause filings.

To help stabilize electricity costs, Entergy Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility through the use of financial instruments.  Entergy Louisiana hedges approximately one-

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year.  The hedge quantity is reviewed on an annual basis.

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

Power Management Rider

In November 2005 the MPSC approved the purchase of the Attala power plant and recovery of the investment cost through Entergy Mississippi’s power management rider.  Entergy Mississippi recovered the annual ownership costs of the Attala plant through the power management rider until resolution of its general rate case.  In 2012 the MPSC approved the purchase of the Hinds power plant recovery of the investment cost through Entergy Mississippi’s power management rider.  Entergy Mississippi recovered the annual ownership costs of the Hinds plant through the power management rider until resolution of its general rate case.  See Note 2 to the financial statements for a discussion of Entergy Mississippi’s 2014 general rate case. Included in the rate changes and revenue adjustments effective with February 2015 bills was the realignment of the annual ownership costs associated with the Attala plant and the Hinds plant from the power management rider to base rates.

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

Storm Cost Recovery

Entergy Mississippi maintains a storm damage provision pursuant to orders of the MPSC and consistent with regulatory accounting requirements.  Entergy Mississippi’s storm damage provision is funded through its storm damage rider schedule.  In two orders issued in July 2012, the MPSC temporarily increased Entergy Mississippi’s storm damage provision monthly accrual from $750,000 to $2 million for bills rendered during the billing months of August 2012 through December 2012, and approved recovery of $14.9 million in prudently incurred storm costs to be amortized over five months, beginning with August 2012 bills.  Beginning with January 2013 bills, the monthly accrual to the storm damage provision reverted back to $750,000.  On July 1, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, in which both parties agreed that approximately $32 million in storm restoration costs incurred in 2011 and 2012 were prudently incurred and chargeable to storm damages, while approximately $700,000 in prudently incurred costs were more properly recoverable through the formula rate plan. Entergy Mississippi and the Mississippi Public Utilities Staff also agreed that the storm damage accrual should be increased from $750,000 per month to $1.75 million per month. In September 2013 the MPSC approved the joint stipulation with the increase in the storm damage accrual effective with October 2013 bills. In February 2015, Entergy Mississippi provided notice to the Mississippi Public Utilities Staff that the storm damage accrual would be set to zero effective with the March 2015 billing cycle as a result of Entergy Mississippi's storm damage accrual balance exceeding

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

$15 million as of January 31, 2015, but will return to its current level when the storm damage accrual balance becomes less than $10 million.

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

To help stabilize gas costs, Entergy New Orleans seeks approval annually from the City Council to continue implementation of its natural gas hedging program consistent with the City Council’s stated policy objectives.  The program uses financial instruments to hedge exposure to volatility in the wholesale price of natural gas purchased to serve Entergy New Orleans gas customers.  Entergy New Orleans hedges up to 25% of actual gas sales made during the winter months.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy New Orleans’s efforts to recover storm-related costs.

Entergy Texas

Fuel Recovery

Entergy Texas’s rate schedules include a fixed fuel factor to recover fuel and purchased power costs, including interest, that are not included in base rates.  Semi-annual revisions of the fixed fuel factor are made in March and September based on the market price of natural gas and changes in fuel mix.  The amounts collected under Entergy Texas’s fixed fuel factor and any interim surcharge or refund are subject to fuel reconciliation proceedings before the PUCT.  The PUCT fuel cost proceedings are discussed in Note 2 to the financial statements.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The law also contains provisions that allow Entergy Texas to take advantage of a cost recovery mechanism that permits annual filings for the recovery of reasonable and necessary expenditures for transmission infrastructure improvement and changes in wholesale transmission charges.  This mechanism was previously available to other non-ERCOT Texas utility companies, but not to Entergy Texas.

In September 2011 the PUCT adopted a proposed rule implementing a Distribution Cost Recovery Factor to recover capital and capital-related costs related to distribution infrastructure.  The Distribution Cost Recovery Factor permits utilities once per year to implement an increase or decrease in rates above or below amounts reflected in base rates to reflect depreciation expense, federal income tax and other taxes, and return on investment.  The Distribution Cost Recovery Factor rider may be changed a maximum of four times between base rate cases, and expires in January 2017, unless otherwise extended by the Texas Legislature.

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

Entergy Texas and the other parties to the PUCT proceeding to determine the design of the competitive generation tariff were involved in negotiations throughout 2011 and 2012 with the objective of resolving as many disputed issues as possible regarding the tariff.  The PUCT determined that unrecovered costs that could be recovered through the rider consist only of those costs necessary to implement and administer the competitive generation program and do not include lost revenues or embedded generation costs.  The PUCT also ruled that the amount of customer load that may be included in the competitive generation service program is limited to 115 MW.  After additional negotiations, and ultimately the scheduling of a hearing to resolve remaining contested issues, the PUCT issued the order approving the competitive generation service rider in July 2013. Entergy Texas filed for rehearing of the PUCT’s July 2013 order, which the PUCT denied. Entergy Texas has since filed its appeal of that PUCT order to the Travis County District Court, which found in favor of the PUCT in an order issued in October 2014. In November 2014, Entergy Texas appealed the District Court’s order which moves the appeal to the Third Court of Appeals. The appeal remains pending.

Franchises

Entergy Arkansas holds exclusive franchises to provide electric service in approximately 308 incorporated cities and towns in Arkansas.  These franchises are unlimited in duration and continue unless the municipalities purchase the utility property.  In Arkansas franchises are considered to be contracts and, therefore, are terminable pursuant to the terms of the franchise agreement and applicable statutes.

Entergy Gulf States Louisiana holds non-exclusive franchises to provide electric service in approximately 59 incorporated municipalities and the unincorporated areas of approximately 22 parishes, and to provide gas service in the City of Baton Rouge and the unincorporated areas of two parishes.  Most of Entergy Gulf States Louisiana’s franchises have a term of 60 years.  Entergy Gulf States Louisiana’s current electric and gas franchises expire during 2015-2055.

Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 117 incorporated Louisiana municipalities.  Most of these franchises have 25-year terms.  Entergy Louisiana also supplies electric service in approximately 52 Louisiana parishes in which it holds non-exclusive franchises.  Entergy Louisiana’s electric franchises expire during 2015-2039.

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

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 27 counties in eastern Texas, and holds non-exclusive franchises to provide electric service in approximately 68 incorporated municipalities.  Entergy Texas typically obtains 25-year franchise agreements as existing agreements expire.  Entergy Texas’s electric franchises expire during 2016-2058.

The business of System Energy is limited to wholesale power sales.  It has no distribution franchises.

Property and Other Generation Resources

Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2014, is indicated below:

	Owned and Leased Capability MW(a)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro
Entergy Arkansas	4,721	1,630	1,820	1,198	73
Entergy Gulf States Louisiana	2,963	1,630	973	360	—
Entergy Louisiana	6,321	5,157	1,164	—	—
Entergy Mississippi	3,495	3,075	—	420	—
Entergy New Orleans	782	782	—	—	—
Entergy Texas	2,553	2,287	—	266	—
System Energy	1,268	—	1,268	—	—
Total	22,103	14,561	5,225	2,244	73

(a)
“Owned and Leased Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

Summer peak load for the Utility has averaged 23,269 MW over the previous decade.  The Utility operating companies, in aggregate, are projected to have approximately 224 MW more than their minimum capacity requirements needed to meet MISO Resource Adequacy for 2015.

The Utility operating companies’ load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections. These reviews consider existing and projected demand, and the availability and price of power, the location of new load, the economy, and the age and condition of Entergy’s existing infrastructure. The resource planning processes also consider the Entergy Arkansas exit from the System Agreement on December 18, 2013, and Entergy Mississippi’s (in November 2015), Entergy Texas’s, Entergy Louisiana’s, and Entergy Gulf States Louisiana’s notices of their future withdrawal from the System Agreement.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The Utility operating companies’ long-term resource strategy, the “Portfolio Transformation Strategy,” calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted.  Over the past decade, the Portfolio Transformation Strategy has resulted in the addition of about 6,500 MW of new long-term resources. As MISO market participants, the Utility operating companies also participate in MISO’s Day Ahead and Real Time Energy and Ancillary Services markets to economically dispatch generation and purchase energy to serve customers reliably and at the lowest reasonable cost.

RFP Procurements

The Utility operating companies from time to time issue requests for proposals (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the Utility operating companies. The RFPs issued by the Utility operating companies have sought resources needed to meet near-term summer reliability requirements as well as longer-term requirements through a broad range of wholesale power products, including limited-term (1 to 3 years) and long-term contractual products and asset acquisitions.  The RFP process resulted, among other things, in:

•	Entergy Louisiana’s June 2005 purchase of the 718 MW, gas-fired Perryville plant, of which a total of 75% of the output is sold to Entergy Gulf States Louisiana and Entergy Texas;

•
Entergy Arkansas’s September 2008 purchase of the 789 MW, combined-cycle, gas-fired Ouachita Generating Facility. Entergy Gulf States Louisiana purchased one-third of the facility from Entergy Arkansas in November 2009;

•	Entergy Arkansas’s November 2012 purchase of the 620 MW, combined-cycle, gas-fired Hot Spring Energy facility;

•	Entergy Mississippi’s November 2012 purchase of the 450 MW, combined-cycle, gas-fired Hinds Energy facility; and

•
Entergy Louisiana’s construction of the 560 MW, combined-cycle, gas turbine Ninemile 6 generating facility at its existing Ninemile Point electric generating station. The facility reached commercial operation in December 2014. For additional discussion of the Ninemile 6 project see “Capital Expenditure Plans and Other Uses of Capital” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

The RFP process has also resulted in the selection, or confirmation of the economic merits of, long-term purchased power agreements (PPAs), including, among others:

•
River Bend 30% life-of-unit PPAs totaling approximately 300 MW between Entergy Gulf States Louisiana and Entergy Louisiana (200 MW), and between Entergy Gulf States Louisiana and Entergy New Orleans (100 MW) related to Entergy Gulf States Louisiana’s unregulated portion of the River Bend nuclear station, which portion was formerly owned by Cajun;

•
Entergy Arkansas wholesale base load capacity life-of-unit PPAs executed in 2003 totaling approximately 220 MW between Entergy Arkansas and Entergy Louisiana (110 MW) and between Entergy Arkansas and Entergy New Orleans (110 MW) related to the sale of a portion of Entergy Arkansas’s coal and nuclear base load resources (which had not been included in Entergy Arkansas’s retail rates);

•
12-month agreements originally executed in 2005 and which are renewed annually between Entergy Arkansas and Entergy Gulf States Louisiana and Entergy Texas, and between Entergy Arkansas and Entergy Mississippi, relating to the sale of a portion of Entergy Arkansas’s coal and nuclear base load resources (which had not been included in Entergy Arkansas’s retail rates);

•	In December 2009, Entergy Texas and Exelon Generation Company, LLC executed a 10-year agreement for 150-300 MW from the Frontier Generating Station located in Grimes County, Texas;

•
In May 2011, Entergy Texas and Calpine Energy Services, L.P. executed a 10-year agreement for 485 MW from the Carville Energy Center located in St. Gabriel, Louisiana. Entergy Gulf States Louisiana purchases 50% of the facility's capacity and energy from Entergy Texas;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•
In October 2012, Entergy Arkansas and Union Power Partners, L.P. executed a 3 ½-year agreement for 495 MW from the Union Power Station located in El Dorado, Arkansas.  Cost recovery for this agreement was approved within Entergy Arkansas’s general rate case filed in March 2013; and

•
Entergy Mississippi’s cost-based purchase, beginning in January 2013, of 90 MW from Entergy Arkansas’s share of Grand Gulf (only 60 MW of this PPA came through the RFP process). Cost recovery for the 90 MW was approved by the MPSC in January 2013.

In December 2010 on behalf of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Services issued the 2010 RFP for Long-Term Renewable Energy Resources seeking up to 233 MW of renewable generation resources to meet the requirements of an LPSC general order issued on December 9, 2010.  In September 2012, Entergy Gulf States Louisiana executed a 20-year contract for 28 MW, with the potential to purchase an additional 9 megawatts when available, from Rain CII Carbon LLC’s pet coke calcining facility in Sulphur, Louisiana.  The facility began commercial operation in May 2013.  In March 2013, Entergy Gulf States Louisiana executed a 20-year contract for 8.5 MW from Agrilectric Power Partners, LP’s refurbished rice hull-fueled electric generation facility located in Lake Charles, Louisiana. In September 2013, Entergy Louisiana executed a 10-year contract with TX LFG Energy, LP, a wholly-owned subsidiary of Montauk Energy Holdings, LLC, to purchase approximately 3 MW from its landfill gas-fueled power generation facility located in Cleveland, Texas. LPSC certification of these three contracts has been received.

In May 2014, Entergy Arkansas issued the 2014 Entergy Arkansas RFP for Long-Term, Supply-Side and Renewable Generation Resources. This RFP is seeking between 200 to 600 MW of capacity, capacity-related benefits, energy, other electric products, and environmental attributes from traditional resources (CT, CCTG or solid fuel) for deliveries beginning in 2017 and approximately 200 MW of the same products from renewable resources (wind, solar, biomass and hydro) for deliveries starting as early as 2015.

In September 2014, on behalf of one or more of Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans, Entergy Services issued the 2014 Amite South RFP for Long-Term Supply Side Developmental Resources to be constructed in the Amite South planning region. This RFP is seeking between 650 and 1000 MW of capacity, energy, and related products and environmental attributes from a new, single integrated generation resource located in Amite South, preferably in close proximity to the Downstream of Gypsy region. This RFP includes a self-build option at Entergy Louisiana’s Little Gypsy site.

Other Procurements From Third Parties

The Utility operating companies have also made resource acquisitions outside of the RFP process, including Entergy Mississippi’s January 2006 acquisition of the 480 MW, combined-cycle, gas-fired Attala power plant; Entergy Gulf States Louisiana’s March 2008 acquisition of the 322 MW, simple-cycle, gas-fired Calcasieu Generating Facility; and Entergy Louisiana’s April 2011 acquisition of the 580 MW, combined-cycle, gas-fired Acadia Energy Center Unit 2.  The Utility operating companies have also entered into various limited- and long-term contracts in recent years as a result of bilateral negotiations.

In December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Pursuant to the agreement, Entergy Gulf States Louisiana will acquire two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy Texas will each acquire one power block and a 25% undivided ownership interest in the related assets. If Entergy Arkansas or Entergy Texas do not obtain approval for the purchase of their power blocks, Entergy Gulf States Louisiana will seek to purchase the power blocks not approved. The base purchase price is expected to be approximately $948 million (approximately $237 million for each power block) subject to adjustments.  In addition, Entergy Gulf States Louisiana anticipates selling 20% of the capacity and energy associated with its two power blocks to Entergy New Orleans through a cost-based, life-of-unit power purchase

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy agreement. The purchase is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies. These include regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law. In December 2014, Entergy Texas filed its application with the PUCT for approval of the acquisition. The PUCT has indicated that it will convene the hearing on the merits of this case in June 2015. Entergy Texas intends to file a rate application to seek cost recovery later in 2015. In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC and Entergy Arkansas filed its application with the APSC, each for approval of the acquisition and cost recovery. Closing is targeted to occur in late-2015.

Interconnections

The Utility operating companies’ generating units are interconnected by a transmission system operating at various voltages up to 500 kV.  These generating units consist primarily of steam-electric production facilities and are provided dispatch instructions by MISO. Entergy’s Utility operating companies are MISO market participants and are interconnected with many neighboring utilities.  MISO is an essential link in the safe, cost-effective delivery of electric power across all or parts of 15 U.S. states and the Canadian province of Manitoba. As a Regional Transmission Organization, MISO assures consumers of unbiased regional grid management and open access to the transmission facilities under MISO’s functional supervision. In addition, the Utility operating companies are members of the SERC Reliability Corporation (SERC). SERC is a nonprofit corporation responsible for promoting and improving the reliability, adequacy, and critical infrastructure of the bulk power supply systems in all or portions of 16 central and southeastern states. SERC serves as a regional entity with delegated authority from the North American Electric Reliability Corporation (NERC) for the purpose of proposing and enforcing reliability standards within the SERC Region.

Gas Property

As of December 31, 2014, Entergy New Orleans distributed and transported natural gas for distribution within Algiers and New Orleans, Louisiana, through approximately 2,500 miles of gas pipeline.  As of December 31, 2014, the gas properties of Entergy Gulf States Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States Louisiana’s financial position.

Title

The Utility operating companies’ generating stations are generally located on properties owned in fee simple.  Most of the substations and transmission and distribution lines are constructed on private property or public rights-of-way pursuant to easements, servitudes, or appropriate franchises.  Some substation properties are owned in fee simple.  The Utility operating companies generally have the right of eminent domain, whereby they may perfect title to, or secure easements or servitudes on, private property for their utility operations.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2012-2014 were:

	Natural Gas		Nuclear		Coal		Purchased Power
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh
2014	28	4.36	33	0.89	11	2.63	28	5.14
2013	26	4.12	39	0.92	10	2.70	25	4.32
2012	27	3.15	33	0.85	11	2.60	29	3.58

Actual 2014 and projected 2015 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	Natural Gas		Nuclear		Coal		Purchased Power
	2014	2015	2014	2015	2014	2015	2014	2015
Entergy Arkansas (a)	12%	13%	53%	58%	24%	23%	11%	5%
Entergy Gulf States Louisiana	43%	30%	15%	15%	9%	12%	33%	43%
Entergy Louisiana	26%	25%	36%	35%	1%	1%	37%	39%
Entergy Mississippi	37%	32%	22%	25%	16%	16%	25%	27%
Entergy New Orleans	30%	31%	45%	43%	3%	3%	22%	23%
Entergy Texas	19%	14%	13%	13%	8%	10%	60%	63%
System Energy (b)	—	—	100%	100%	—	—	—	—
Utility (a)	28%	23%	33%	33%	11%	11%	28%	33%

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas’s generation in 2014 and is expected to provide less than 1% of its generation in 2015.

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

Some of the Utility’s gas-fired plants are capable of also using fuel oil, if necessary.  In addition, two small peaking units burn only oil. Any oil use is included in the total for gas.

Natural Gas

The Utility operating companies have long-term firm and short-term interruptible gas contracts for both supply and transportation.  Long-term firm contracts for power plants comprise less than 25% of the Utility operating companies’ total requirements.  Short-term contracts and spot-market purchases satisfy additional gas requirements.  Entergy Texas owns a gas storage facility that provides reliable and flexible natural gas service to certain generating stations.

Many factors, including wellhead deliverability, storage, pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants.  Demand is tied to weather conditions as well as to the prices and availability of other energy sources.  Pursuant to federal and state regulations, gas supplies

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy to power plants may be interrupted during periods of shortage.  To the extent natural gas supplies are disrupted or natural gas prices significantly increase, the Utility operating companies will use alternate fuels, such as oil, or rely to a larger extent on coal, nuclear generation, and purchased power.

Coal

Entergy Arkansas has committed to eight one- to three-year contracts that will supply approximately 87% of the total coal supply needs in 2015.  These contracts are staggered in term so that not all contracts have to be renewed the same year.  The remaining 13% of total coal requirements will be satisfied by contracts with a term of less than one year.  Based on continued improved Powder River Basin (PRB) coal deliveries by rail and the high cost of alternate sources and modes of transportation, no alternative coal consumption is expected at Entergy Arkansas during 2015.  Entergy Arkansas is currently negotiating a new rail agreement that will provide all of Entergy Arkansas’s coal transportation requirements through 2015. The current agreement is set to expire June 30, 2015.

Entergy Gulf States Louisiana has committed to four one- to three-year contracts that will supply approximately 79% of Nelson Unit 6 coal needs in 2015.  Additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs.  For the same reasons as for Entergy Arkansas’s plants, no alternative coal consumption is expected at Nelson Unit 6 during 2015.  Coal will be transported to Nelson via an existing transportation agreement that is expected to provide all of Entergy Gulf States Louisiana’s rail transportation requirements for 2015.

For the year 2014, coal transportation delivery to Entergy Arkansas- and Entergy Gulf States Louisiana-operated coal-fired units met coal demand at the plants and it is expected that delivery times experienced in 2014 will continue to improve through 2015.  Both Entergy Arkansas and Entergy Gulf States Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Gulf States Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of PRB coal requested for 2015.  Entergy Gulf States Louisiana’s and Entergy Texas’s coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

Nuclear Fuel

The nuclear fuel cycle consists of the following:

•	mining and milling of uranium ore to produce a concentrate;

•	conversion of the concentrate to uranium hexafluoride gas;

•	enrichment of the uranium hexafluoride gas;

•	fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and

•	disposal of spent fuel.

The Registrant Subsidiaries that own nuclear plants (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy) are responsible through a shared regulated uranium pool for contracts to acquire nuclear material to be used in fueling Entergy’s Utility nuclear units.  These companies own the materials and services in this shared regulated uranium pool on a pro rata fractional basis determined by the nuclear generation capability of each company.  Any liabilities for obligations of the pooled contracts are on a several but not joint basis.  The shared regulated uranium pool maintains inventories of nuclear materials during the various stages of processing.  The Registrant Subsidiaries purchase enriched uranium hexafluoride for their nuclear plant reload requirements at the average inventory cost from the shared regulated uranium pool.  Entergy Operations Inc. contracts separately for the fabrication of nuclear fuel as agent on behalf of each of the Registrant Subsidiaries that owns a nuclear plant.  All contracts for the disposal of spent nuclear fuel are between the DOE and the owner of a nuclear power plant.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Based upon currently planned fuel cycles, the nuclear units in both the Utility and Entergy Wholesale Commodities segments have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through most of 2015.  Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners.  There are a number of possible supply alternatives that may be accessed to mitigate any supplier performance failure, including potentially drawing upon Entergy’s inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

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

Entergy’s ability to assure nuclear fuel supply also depends upon the performance reliability of conversion, enrichment, and fabrication services providers. There are fewer of these providers than for uranium. For conversion and enrichment services, like uranium, Entergy diversifies its supply by supplier and country and may take special measures as needed to ensure supply of enriched uranium for the reliable fabrication of nuclear fuel. For fabrication services, each plant is dependent upon the effective performance of the fabricator of that plant’s nuclear fuel, therefore, Entergy provides additional monitoring, inspection, and oversight for the fabrication process to assure reliability and quality.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy each have made arrangements to lease nuclear fuel and related equipment and services.  The lessors, which are consolidated in the financial statements of Entergy and the applicable Registrant Subsidiary, finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes.  These credit facilities are subject to periodic renewal, and the notes are issued periodically, typically for terms between three and ten years.

Natural Gas Purchased for Resale

Entergy New Orleans has several suppliers of natural gas.  Its system is interconnected with three interstate and three intrastate pipelines.  Entergy New Orleans has a “no-notice” service gas purchase contract with Atmos Energy which guarantees Entergy New Orleans gas delivery at specific delivery points and at any volume within the minimum and maximum set forth in the contract amounts.  The Atmos Energy gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Gulf South Pipeline Co.  This service is subject to FERC-approved rates.  Entergy New Orleans also makes interruptible spot market purchases.  In recent years, natural gas deliveries to Entergy New Orleans have been subject primarily to weather-related curtailments.

Entergy Gulf States Louisiana purchases natural gas for resale under a firm contract from Enbridge Marketing (U.S.) Inc.  The gas is delivered through a combination of intrastate and interstate pipelines.

As a result of the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy Gulf States Louisiana’s or Entergy New Orleans’s suppliers failed to perform their obligations to deliver gas under their supply agreements.  Gulf South Pipeline Co. could curtail transportation capacity only in the event of pipeline system constraints.

Federal Regulation of the Utility

State or local regulatory authorities, as described above, regulate the retail rates of the Utility operating companies.  The FERC regulates wholesale rates (including intrasystem sales pursuant to the System Agreement) and

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.  Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the Utility operating companies that are participating in the System Agreement.  The System Agreement provides, among other things, that parties having generating reserves greater than their allocated share of reserves (long companies) shall receive payments from those parties having generating reserves that are less than their allocated share of reserves (short companies).  Such payments are at amounts sufficient to cover certain of the long companies’ costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred equity, and a fair rate of return on common equity investment.  Under the System Agreement, the rates used to compensate long companies are based on costs associated with the long companies’ steam electric generating units fueled by oil or gas and having an annual average heat rate above 10,000 Btu/kWh.  In addition, for all energy exchanged among the Utility operating companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs. Entergy Arkansas terminated its participation in the System Agreement in December 2013. Entergy Mississippi will terminate its participation in the System Agreement in November 2015.

See “System Agreement” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for additional discussion of the System Agreement, including other Utility operating companies’ notices to terminate participation in the future. See Note 2 to the financial statements for discussion of legal proceedings at the FERC involving the System Agreement.

Transmission

See “Entergy’s Integration into the MISO Regional Transmission Organization” in the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below).  In December 1995, System Energy commenced a rate proceeding at the FERC.  In July 2001 the rate proceeding became final, with the FERC approving a prospective 10.94% return on equity.  The FERC’s decision also affected other aspects of System Energy’s charges to the Utility operating companies that it supplies with power.  In 1998 the FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations.  Entergy Arkansas’s and Entergy Mississippi’s acceleration of Grand Gulf purchased power obligations ceased effective July 2001 and July 2003, respectively, as approved by the FERC.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf.  Under a settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its 36% share of Grand Gulf-related costs and recovers the remaining 78% of its share in rates.  In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas’s cost from its retained share.  Entergy Arkansas has life-of-resources purchased power agreements with Entergy Louisiana and Entergy New Orleans that sell a portion of the output of Entergy Arkansas’s retained share of Grand Gulf to those companies, with the remainder of the retained share being sold to Entergy Mississippi through a separate life-of-resources purchased power agreement.  In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana’s share of capacity and energy from Grand Gulf, subject to certain terms and conditions.  Entergy Louisiana retains and does not recover from retail ratepayers 18% of its 14% share of the costs of Grand Gulf capacity and energy and recovers the remaining 82% of its share in rates.  Entergy Louisiana is allowed to recover through the fuel adjustment clause at 4.6 cents per kWh for the energy related to its retained portion of these costs.  Alternatively, Entergy Louisiana may sell such energy to non-affiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC’s approval. Entergy Arkansas also has a life-of-resources purchased power agreement with Entergy Mississippi to sell a portion of the output of Entergy Arkansas’s non-retained share of Grand Gulf. Entergy Mississippi was granted rate relief for those purchases by the MPSC through its annual rate mechanism.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy Texas purchases from Entergy Gulf States Louisiana pursuant to a life-of-unit purchased power agreement a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation.  Entergy Texas was allocated a share of River Bend’s nuclear and environmental liabilities that is identical to the share of the plant’s output purchased by Entergy Texas under the purchased power agreement.  Entergy Gulf States Louisiana purchases a 57.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Texas, and Entergy Texas purchases a 42.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Gulf States Louisiana.  The purchased power agreements associated with the gas-fired generating plants will terminate when the unit(s) is/are removed from Entergy System dispatch.  The dispatch and operation of the generating plants did not change as a result of the jurisdictional separation.  The LPSC staff has asserted that the purchased power agreements would terminate if Entergy Texas and Entergy Gulf States Louisiana join MISO.  Entergy Gulf States Louisiana filed testimony opposing that position.  The LPSC stayed consideration of this issue until December 31, 2013. No further action has been taken regarding this matter. See additional discussion of the purchased power agreements in the “Federal Regulation - Entergy’s Integration Into the MISO Regional Transmission Organization” section in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

See Note 2 to the financial statements for a discussion of the planned Entergy Louisiana and Entergy Gulf States Louisiana business combination.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Earnings Ratios of Registrant Subsidiaries

The Registrant Subsidiaries’ ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends or distributions pursuant to Item 503 of SEC Regulation S-K are as follows:

	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2014	2013	2012	2011	2010
Entergy Arkansas	3.08	3.62	3.79	4.31	3.91
Entergy Gulf States Louisiana	3.84	3.63	3.48	4.36	3.58
Entergy Louisiana	3.23	3.13	2.08	1.86	3.41
Entergy Mississippi	3.23	3.19	2.79	3.55	3.35
Entergy New Orleans	3.96	1.93	3.02	5.37	4.43
Entergy Texas	2.39	1.94	1.76	2.34	2.10
System Energy	4.04	5.66	5.12	3.85	3.64

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends or Distributions Years Ended December 31,
	2014	2013	2012	2011	2010
Entergy Arkansas	2.76	3.25	3.36	3.83	3.60
Entergy Gulf States Louisiana	3.78	3.57	3.43	4.30	3.54
Entergy Louisiana	3.03	2.92	1.93	1.70	3.19
Entergy Mississippi	3.00	2.97	2.59	3.27	3.16
Entergy New Orleans	3.56	1.74	2.67	4.74	4.08

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Entergy Wholesale Commodities

Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants, located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities revenues are primarily derived from sales of energy and generation capacity from these plants.  Entergy Wholesale Commodities also provides operations and management services, including decommissioning services, to nuclear power plants owned by other utilities in the United States. Entergy Wholesale Commodities also includes the ownership of, or participation in joint ventures that own, non-nuclear power plants and the sale to wholesale customers of the electric power produced by these plants.

On December 29, 2014, Entergy Wholesale Commodities Vermont Yankee plant was removed from the grid, after 42 years of operations. The decision to close and decommission Vermont Yankee was announced in August 2013, as a result of numerous issues including sustained low natural gas and wholesale energy prices, the high cost structure of the plant, and lack of a market structure that adequately compensates merchant nuclear plants for their environmental and fuel diversity benefits in the Northeast region.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Property

Nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership of the following nuclear power plants:

Power Plant	Market	In Service Year	Acquired	Location	Capacity- Reactor Type	License Expiration Date
Pilgrim	IS0-NE	1972	July 1999	Plymouth, MA	688 MW - Boiling Water	2032
FitzPatrick	NYISO	1975	Nov. 2000	Oswego, NY	838 MW - Boiling Water	2034
Indian Point 3	NYISO	1976	Nov. 2000	Buchanan, NY	1,041 MW - Pressurized Water	2015
Indian Point 2	NYISO	1974	Sept. 2001	Buchanan, NY	1,028 MW - Pressurized Water	2013 (b)
Vermont Yankee (a)	IS0-NE	1972	July 2002	Vernon, VT	605 MW - Boiling Water	2032
Palisades	MISO	1971	Apr. 2007	Covert, MI	811 MW - Pressurized Water	2031

(a)	On December 29, 2014, the Vermont Yankee plant ceased power production.

(b)
The original expiration date of the NRC operating license for Indian Point 2 was September 28, 2013. Indian Point 2 has now entered its “period of extended operation” after expiration of the plant’s initial license term under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency. The Indian Point license renewal application qualifies for timely renewal protection because it met NRC regulatory standards for timely filing.

Entergy Wholesale Commodities also includes the ownership of two non-operating nuclear facilities, Big Rock Point in Michigan and Indian Point 1 in New York that were acquired when Entergy purchased the Palisades and Indian Point 2 nuclear plants, respectively.  These facilities are in various stages of the decommissioning process.

In April 2007, Entergy submitted to the NRC a joint application to renew the operating licenses for Indian Point 2 and Indian Point 3 for an additional 20 years. The original expiration date of the NRC operating license for Indian Point 2 was in September 2013 and the original expiration date of the NRC operating license for Indian Point 3 is in December 2015. Authorization to operate Indian Point 2 rests, and for Indian Point 3 will likely rest, on Entergy’s having timely filed a license renewal application that remains pending before the NRC. Indian Point 2 has now entered its “period of extended operation” after expiration of the plant’s initial license term under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency. Indian Point 3 is expected to reach the same milestone, and to become subject to the same statutorily prescribed extension of its license expiration date, in December 2015. The license renewal application for Indian Point 2 and Indian Point 3 qualifies for timely renewal protection because it met NRC regulatory standards for timely filing. For additional discussion of the license renewal applications, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Plants” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

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

Energy and Capacity Sales

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward fixed price power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  See “Market and Credit Risk Sensitive Instruments” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for additional information regarding these contracts.

As part of the purchase of the Palisades plant in 2007, Entergy executed a 15-year PPA with the seller, Consumers Energy, for 100% of the plant’s output, excluding any future uprates.  Under the purchased power agreement, Consumers Energy will receive the value of any new environmental credits for the first ten years of the agreement.  Palisades and Consumers Energy will share on a 50/50 basis the value of any new environmental credits for years 11 through 15 of the agreement.  The environmental credits are defined as benefits from a change in law that causes capability of the plant as of the purchase date to become a tradable attribute (e.g., emission credit, renewable energy credit, environmental credit, “green” credit, etc.) or otherwise to have a market value.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

Entergy Wholesale Commodities’ customers for the sale of both energy and capacity from its nuclear plants include retail power providers, utilities, electric power co-operatives, power trading organizations and other power generation companies.  These customers include Consolidated Edison and Consumers Energy, companies from which Entergy purchased plants, and ISO New England, NYISO, and MISO.  Substantially all of the counterparties or their guarantors for the planned energy output under contract for Entergy Wholesale Commodities nuclear plants have public investment grade credit ratings.

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

Seasonality

Entergy Wholesale Commodities’ revenues and operating income are subject to fluctuations during the year due to seasonal factors, weather conditions, and contract pricing.  Refueling outages are generally scheduled for the spring and the fall, and cause volumetric decreases during those seasons.  When outdoor and cooling water temperatures are lower, generally during colder months, Entergy Wholesale Commodities nuclear power plants operate more efficiently, and consequently, generate more electricity.  Many of Entergy Wholesale Commodities’ contracts provide for shaped pricing over the course of the year.  As a result of these factors, Entergy Wholesale Commodities’ revenues are typically higher in the first and third quarters than in the second and fourth quarters.

Fuel Supply

Nuclear Fuel

See “Fuel Supply - Nuclear Fuel” in the Utility portion of Part I, Item 1 for a discussion of the nuclear fuel cycle and markets.  Entergy Nuclear Fuels Company, a wholly-owned subsidiary, is responsible for contracts to acquire nuclear materials, except for fuel fabrication, for Entergy Wholesale Commodities nuclear power plants, while Entergy Nuclear Operations, Inc. acts as the agent for the purchase of nuclear fuel assembly fabrication services.  All contracts for the disposal of spent nuclear fuel are between the DOE and each of the nuclear power plants.

Other Business Activities

Entergy Nuclear Power Marketing, LLC (ENPM) was formed in 2005 to centralize the power marketing function for Entergy Wholesale Commodities nuclear plants.  Upon its formation, ENPM entered into long-term power purchase agreements with the Entergy Wholesale Commodities subsidiaries that own nuclear power plants (generating

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

In September 2003, Entergy agreed to provide plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska.  The original contract was to expire in 2014 corresponding to the original operating license life of the plant.  In 2006 an Entergy subsidiary signed an agreement to provide license renewal services for the Cooper Nuclear Station.  The Cooper Nuclear Station received its license renewal from the NRC in November 2010.  Entergy continues to provide implementation services for the renewed license.  In 2010 an Entergy subsidiary signed an agreement to extend the management support services to Cooper Nuclear Station by 15 years, through January 2029.

Regulation of Entergy’s Business

Federal Power Act

The Federal Power Act provides the FERC the authority to regulate:

•	the transmission and wholesale sale of electric energy in interstate commerce;

•	sale or acquisition of certain assets;

•	securities issuances;

•	the licensing of certain hydroelectric projects;

•	certain other activities, including accounting policies and practices of electric and gas utilities; and

•	changes in control of FERC jurisdictional entities or rate schedules.

The Federal Power Act gives the FERC jurisdiction over the rates charged by System Energy for Grand Gulf capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans and over some of the rates charged by Entergy Arkansas and Entergy Gulf States Louisiana.  The FERC also regulates the provisions of the System Agreement, including the rates, and the provision of transmission service to wholesale market participants. The FERC also regulates the MISO RTO, an independent entity that maintains functional control over the combined transmission systems of its members and administers wholesale energy, capacity, and ancillary services markets for market participants in the MISO region, including the Utility operating companies. FERC regulation of the MISO RTO includes regulation of the design and implementation of the wholesale markets administered by the MISO RTO, as well as the rates, terms, and conditions of open access transmission service over the member systems and the allocation of costs associated with transmission upgrades.

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

Entergy New Orleans is subject to regulation by the City Council as to the following:

•	utility service;

•	retail rates and charges;

•	standards of service;

•	depreciation;

•	issuance and sale of certain securities; and

•	other matters.

To the extent authorized by governing legislation, Entergy Texas is subject to the original jurisdiction of the municipal authorities of a number of incorporated cities in Texas with appellate jurisdiction over such matters residing in the PUCT.  Entergy Texas is also subject to regulation by the PUCT as to:

•	retail rates and service in unincorporated areas of its service territory, and in municipalities that have ceded jurisdiction to the PUCT;

•	customer service standards;

•	certification of certain transmission and generation projects; and

•	extensions of service into new areas.

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

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors.  Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982.  The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date.  Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2014 of $181.3 million for the one-time fee.  Entergy accepted assignment of the Pilgrim, FitzPatrick and Indian Point 3, Indian Point 1 and 2, Vermont Yankee, Palisades, and Big Rock Point spent fuel disposal contracts with the DOE held by their previous owners.  The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants.  The fees payable to the

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1.6 billion (exclusive of amounts relating to Entergy plants that were paid or are owed by prior owners of those plants).

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada. The DOE is required by law to proceed with the licensing (the DOE filed the license application in June 2008) and, after the license is granted by the NRC, proceed with the repository construction and commencement of receipt of spent fuel. Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. The DOE continues to delay meeting its obligation. Moreover, the current Presidential administration has taken specific steps to discontinue the Yucca Mountain project and study a new spent fuel strategy. Such actions included a motion to the NRC to withdraw the license application with prejudice and the establishment of a commission to develop recommendations for alternative spent fuel storage solutions. In August 2013 the U.S. Court of Appeals for the D.C. Circuit ordered the NRC to continue with the Yucca Mountain license review, but only to the extent of funds previously appropriated by Congress for that purpose and not yet used. This amount of money is not expected to be sufficient to complete the review. The government has taken no effective action to date related to the recommendations of the appointed spent fuel study commission. Accordingly, large uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy’s facilities for storage or disposal. As a result, continuing future expenditures will be required to increase spent fuel storage capacity at Entergy’s nuclear sites.

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

As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. In November 2003 these subsidiaries, except for the owner of Palisades, began litigation to recover the damages caused by the DOE’s delay in performance. Through 2014, Entergy’s subsidiaries have won and collected on judgments in excess of $200 million , including approximately $48 million collected by Entergy Arkansas in 2013, against the U.S. for damages caused by the DOE’s breach of the contract. First round or second round damages cases are in progress covering each of the nuclear plants owned by Entergy subsidiaries. In 2014 trials were held in three additional cases (second round ANO case, second round Grand Gulf case, and first round Waterford 3 case) but judgments have not yet been issued in any of those cases. A second round case was filed for the Vermont Yankee plant in April 2014 and a second round case was filed for the Pilgrim plant in December 2014. Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are providing their own spent fuel storage.  Storage capability additions using dry casks began operations at Palisades in 1993, at ANO in 1996, at FitzPatrick in 2002, at River Bend in 2005, at Grand Gulf in 2006, at Indian Point and Vermont Yankee in 2008, at Waterford 3 in 2011, and at Pilgrim in 2015.  These facilities will be expanded as needed.

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

Following a review in 2009, Entergy concluded that there was a funding shortfall for Vermont Yankee of approximately $40 million, which it satisfied with a $40 million guarantee from Entergy Corporation that is still in place subject to a 120-day notice of cancellation sent to the NRC in December 2014.  In July 2010 the LPSC approved increased decommissioning collections for Waterford 3 and the Louisiana regulated share of River Bend and in December 2010 the PUCT approved increased decommissioning collections for the Texas share of River Bend to address previously identified funding shortfalls.  Entergy currently believes its decommissioning funding will be sufficient for its nuclear plants subject to retail rate regulation, although decommissioning cost inflation and trust fund performance will ultimately determine the adequacy of the funding amounts. See Note 1 to the financial statements for further discussion of Vermont Yankee decommissioning costs.

For the Indian Point 3 and FitzPatrick plants purchased in 2000, NYPA retained the decommissioning trusts and the decommissioning liabilities.  NYPA and Entergy subsidiaries executed decommissioning agreements, which specify their decommissioning obligations.  NYPA has the right to require the Entergy subsidiaries to assume each of the decommissioning liabilities provided that it assigns the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries.  If the decommissioning liabilities are retained by NYPA, the responsible Entergy subsidiary will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts.

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

Price-Anderson Act

The Price-Anderson Act requires that reactor licensees purchase and maintain the maximum amount of nuclear liability insurance available and participate in an industry assessment program called Secondary Financial Protection in order to protect the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025.  The Price-Anderson Act limits the contingent liability for a single nuclear incident to a maximum assessment of approximately $127.318 million per reactor (with 104 nuclear industry reactors currently participating).  In the case of a nuclear event in which Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, System Energy, or an Entergy Wholesale Commodities company is liable, protection is afforded through a combination of private insurance and the Secondary Financial Protection program. In addition to this, insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units is also purchased.  The Price-Anderson Act and insurance applicable to the nuclear programs of Entergy are discussed in more detail in Note 8 to the financial statements.

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

Clean Air Act and Subsequent Amendments

The Clean Air Act and its amendments establish several programs that currently or in the future may affect Entergy’s fossil-fueled generation facilities and, to a lesser extent, certain operations at nuclear and other  facilities.  Individual states also operate similar independent state programs or delegated federal programs that may include requirements more stringent than federal regulatory requirements.  These programs include:

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Acid Rain Program

The Clean Air Act provides SO2 allowances to most of the affected Entergy generating units for emissions based upon past emission levels and operating characteristics.  Each allowance is an entitlement to emit one ton of SO2 per year.  Plant owners are required to possess allowances for SO2 emissions from affected generating units.  Virtually all Entergy fossil-fueled generating units are subject to SO2 allowance requirements.  Entergy could be required to purchase additional allowances when it generates power using fuel oil.  Fuel oil usage is determined by economic dispatch and influenced by the price and availability of natural gas, incremental emission allowance costs, and the availability and cost of purchased power.

Ozone Nonattainment

Entergy Texas operates one fossil-fueled generating unit (Lewis Creek) in a geographic area that is not in attainment of the currently-enforced national ambient air quality standards (NAAQS) for ozone.  The nonattainment area that affects Entergy Texas is the Houston-Galveston-Brazoria area.  Areas in nonattainment are classified as “marginal,” “moderate,” “serious,” or “severe.”  When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

The Houston-Galveston-Brazoria area was originally classified as “moderate” nonattainment under the 8-hour ozone standard with an attainment date of June 15, 2010.  In June 2007 the Texas governor petitioned the EPA to reclassify Houston-Galveston-Brazoria from “moderate” to “severe” and the EPA granted the request in October 2008.  The area’s new attainment date for the 8-hour ozone standard is as expeditiously as practicable, but no later than June 15, 2019.

In March 2008, the EPA revised the NAAQS for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  In April 2012 the EPA released its final non-attainment designations for the 2008 ozone NAAQS.  In Entergy’s utility service area, the Houston-Galveston-Brazoria, Texas; Baton Rouge, Louisiana; and Memphis, Tennessee/Mississippi/Arkansas areas were designated as in “marginal” nonattainment.

For these marginal areas attainment must be demonstrated no later than July 20, 2015 (with EPA evaluating whether the area attained the standard based on monitored ozone data from 2013-2015).  In the final designation rule, EPA states that it anticipates the marginal areas will be able to attain by that date based upon reductions attendant with other rules and programs such as the interstate transport rules.  Entergy facilities in these areas may be subject to installation of NOx controls, but the degree of control will remain unknown until the states are further along in implementation in the marginal areas.   Entergy will continue to monitor and engage in the state’s implementation process in Entergy states.

In December 2014 the EPA published a proposed rule to lower the primary and secondary NAAQS for ozone to a level within a range of 65 to 75 parts per billion (ppb). The agency also is asking for comment on the potential for leaving the standard at its current level of 75 ppb, or lowering the standard to 60 ppb. Entergy is analyzing the proposal and is engaged with industry groups, regulators, and lawmakers. If the standard is lowered, this may result in additional counties/parishes in which Entergy operates being designated as nonattainment and potentially requiring further emission reductions. Comments are due in March 2015, and a final rule is anticipated in late-2015 according to the EPA’s regulatory agenda.

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA has indicated that it will delay designations except for those areas with existing monitoring data from 2009

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy to 2011 indicating violations of the new standard. In July 2013 EPA issued final designations for these areas. In Entergy’s utility service territory, only St. Bernard Parish in Louisiana is designated as non-attainment for the SO2 1-hour national ambient air quality standard of 75 parts per billion. Entergy does not have a generation asset in that parish. In all other areas, analysis is required once EPA issues additional final regulations and guidance. Additional capital projects or operational changes may be required for Entergy facilities in these areas.

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

Based on several court challenges, the CAIR was vacated and remanded to the EPA by the D.C. Circuit in 2008.  The court allowed the CAIR to become effective in January 2009, while the EPA revised the rule.  In July 2011 the EPA released its final Cross-State Air Pollution Rule (CSAPR, which previously was referred to as the Transport Rule).  The rule was directed at limiting the interstate transport of emissions of NOx and SO2 as precursors to ozone and fine particulate matter.  The final rule provided a significantly lower number of allowances to Entergy’s Utility states than did the draft rule.  Entergy’s capital investment and annual allowance purchase costs under the CSAPR would depend on the economic assessment of NOx and SO2 allowance markets, the cost of control technologies, generation unit utilization, and the availability and cost of purchased power.

Entergy filed a petition for review with the United States Court of Appeals for the D.C. Circuit and a petition with the EPA for reconsideration of the rule and stay of its effectiveness. Several other parties filed similar petitions. In December 2011 the Court of Appeals for the D.C. Circuit Court stayed CSAPR and instructed the EPA to continue administering CAIR, pending further judicial review. In August 2012 the court issued a decision vacating CSAPR and leaving CAIR in place pending the promulgation of a lawful replacement for both rules. In January 2013 the court denied petitions for reconsideration filed by the EPA and certain states and intervenors. In March 2013 the EPA and other parties filed petitions for certiorari with the U.S. Supreme Court. The U.S. Supreme Court issued an order in June 2013 granting the EPA’s and environmental groups’ petitions for review of the D.C. Circuit’s decision vacating CSAPR. In April 2014 the U.S. Supreme Court reversed the D.C. Circuit and remanded the case to the D.C. Circuit for further proceedings. In June 2014 the EPA filed a motion with the D.C. Circuit Court requesting that the court lift the stay and extend CSAPR’s deadlines by three years so that the Phase 1 emissions budgets apply in 2015 and 2016 and the Phase 2 emissions budgets apply in 2017 and beyond. In October 2014 the D.C. Circuit granted EPA’s motion to lift the stay. Accordingly, CSAPR Phase 1 implementation became effective January 1, 2015. Entergy is developing a compliance plan that could include installation of controls at certain facilities and an emission allowance procurement strategy. Litigation concerning several issues not determined by the U.S. Supreme Court continues in the D.C. Circuit.

Regional Haze

In June 2005, the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

(BART) on certain of Entergy’s coal and oil generation units.  The rule leaves certain CAVR determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.  The ADEQ determined that Entergy Arkansas’s White Bluff power plant affects a Class I Area’s visibility and will be subject to the EPA’s presumptive BART limits, which likely would require the installation of scrubbers and low NOx burners.  Under then-current state regulations, the scrubbers would have had to be operational by October 2013.  Entergy Arkansas filed a petition in December 2009 with the Arkansas Pollution Control and Ecology Commission requesting a variance from this deadline because the EPA had expressed concerns about Arkansas’s Regional Haze SIP and questioned the appropriateness of issuing an air permit prior to that approval.  Entergy Arkansas’s petition requested that, consistent with federal law, the compliance deadline be changed to as expeditiously as practicable, but in no event later than five years after EPA approval of the Arkansas Regional Haze SIP.  The Arkansas Pollution Control and Ecology Commission approved the variance in March 2010.  In October 2011 the EPA released a proposed rule addressing the Arkansas Regional Haze SIP.  In the proposal the EPA disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.  The final rule was published, mostly unchanged, in March 2012 and became final in April 2012.  This triggered a two-year timeframe in which the EPA was required to either approve a revised SIP issued by Arkansas or issue a Federal Implementation Plan (FIP).  This two-year time frame expired in April 2014. In December 2014 a draft consent decree between the Sierra Club and the EPA was filed with the U.S. District Court for the Eastern District of Arkansas. This consent decree states that the EPA is to issue a draft FIP addressing Regional Haze requirements in Arkansas by no later than March 6, 2015 and a final FIP for these same requirements by no later than December 15, 2015. The consent decree has not been finalized. These decisions could impact the timing and level of control installation at Entergy's units in Arkansas.

Fine Particle (PM2.5) National Ambient Air Quality Standard

In December 2012 the EPA released regulations that lowered the NAAQS for fine particle pollution or PM2.5.  In December 2014 the EPA issued final area designations for this standard. All areas in Entergy’s service territory were designated as “Unclassifiable/Attainment” for this standard.  Entergy will continue to monitor and engage in the state’s implementation process in Entergy states.

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

•
introduction of bills in Congress and development of regulations by the EPA proposing further limits on NOx, SO2, mercury, and carbon dioxide and other air emissions.  New legislation or regulations applicable to stationary sources could take the form of market-based cap-and-trade programs, direct requirements for the installation of air emission controls onto air emission sources, or other or combined regulatory programs;

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

Entergy continues to support national legislation that would increase planning certainty for electric utilities while addressing carbon dioxide emissions in a responsible and flexible manner.  By virtue of its proportionally large investment in low-emitting gas-fired and nuclear generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per kilowatt-hour of electricity generated.  In anticipation of the potential imposition of carbon dioxide emission limits on the electric industry in the future, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  These voluntary actions included establishment of a formal program to stabilize power plant carbon dioxide emissions at 2000 levels through 2005, and Entergy succeeded in actually reducing emissions below 2000 levels. Total carbon dioxide emissions representing Entergy’s ownership share of power plants in the United States were approximately 53.2 million tons in 2000 and 35.6 million tons in 2005.  In 2006, Entergy changed its method of calculating emissions and now includes emissions from controllable power purchases as well as its ownership share of generation.  Entergy established a second formal voluntary program to stabilize power plant carbon dioxide emissions and emissions from controllable power purchases at 20% below 2000 levels through 2010.  In 2011, Entergy extended this commitment through 2020.  Total carbon dioxide emissions representing Entergy’s ownership share of power plants and controllable power purchases in the United States were approximately 46.1 million tons in 2011, approximately 45.5 million tons in 2012, approximately 46.2 million tons in 2013, and approximately 41.8 million tons in 2014. The decrease in this number in 2014 is largely attributable to the impact on the calculation methodology of the Utility operating companies’ transition into the MISO system. Participation in this system resulted in fewer power purchases being classified as "controllable" and thus included in the calculation of the emissions total.

Greenhouse Gas Reporting

In September 2009, the EPA finalized a rule to require reporting of several greenhouse gases.  This rule requires Entergy to report annually greenhouse gas emissions from operating power plants, various combustion sources, certain transmission and distribution equipment, and natural gas distribution operations.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, President Obama directed the EPA to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In September 2013 the EPA issued the proposed New Source Performance Standards rule for new sources. The rule was published in the Federal Register in January 2014. In June 2014 the EPA issued proposed standards for existing power plants.  Entergy is actively engaged in the rulemaking process, having submitted comments to the EPA in December 2014. Cost and methods of compliance remain unknown at this time.

Nelson Unit 6 (Entergy Gulf States Louisiana)

Entergy Gulf States Louisiana has self-reported to the LDEQ an annual carbon monoxide (CO) emission limit deviation at the Nelson Unit 6 coal-fired facility for the years 2006-2010 and the failure to report these deviations in semi-annual reporting and in annual Title V compliance certifications. Entergy Gulf States Louisiana is not required

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

NPDES Permits and Section 401 Water Quality Certifications

NPDES permits are subject to renewal every five years.  Consequently, Entergy is currently in various stages of the data evaluation and discharge permitting process for its power plants.  Additionally, the State of New York has taken the position that a new state-issued water quality certification is required as part of the NRC license renewal process.  Entergy Wholesale Commodities’ Indian Point nuclear facility in New York is seeking a new Section 401 certification prior to license renewal under full reservation of rights.

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

An August 2008 ruling by the NYSDEC’s Assistant Commissioner restructured the permitting and administrative process, including the application of a new economic test designed to implement the U.S. Second Circuit Court of Appeals standard in that court’s review of the EPA’s cooling water intake structure rules, which is discussed in the 316(b) Cooling Water Intake Structures section below.  The NYSDEC has directed Entergy to develop detailed feasibility information regarding the construction and operation of cooling towers, and alternatives to closed cycle cooling, prior to the issuance of a new draft permit by the NYSDEC staff and commencement of the adjudicatory proceeding.  The reports include a visual impact and aesthetics report filed in June 2009, a plume and emissions report filed in September 2009, a technical feasibility report and alternatives analysis filed in February 2010, and an economic report to establish whether the technology, if feasible, satisfies the economic test that is part of the New York standard.  Entergy requested that the NYSDEC Assistant Commissioner reconsider the New York standard in light of the U.S. Supreme Court decision reversing the Second Circuit’s alternative economic test adopted in the August 2008 ruling.  In November 2012 the NYSDEC Assistant Commissioner’s delegate issued a decision overturning the alternative economic test adopted in the August 2008 ruling and reestablishing the “wholly disproportionate” test

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy derived from previous New York precedent. The wholly disproportionate test considers whether the costs of a technology are wholly disproportionate to the environmental benefits gained from the technology.

In February 2010, Entergy provided to the NYSDEC an updated estimate of the capital cost to retrofit Indian Point 2 and Indian Point 3 with cooling towers. Construction costs for retrofitting with cooling towers are estimated to be at least $1.19 billion, in addition to lost generation of approximately 14.5 terawatt-hours (TWh) during the forced outage of both units that is estimated to take at least 42 weeks. Entergy also proposed an alternative to the cooling towers, the use of cylindrical wedgewire screens, the construction costs of which are now expected to be approximately $250 million to $300 million. Because a cooling tower retrofitting of this size and complexity has never been undertaken at an operating nuclear facility, significant uncertainties exist in the capital cost estimates and, therefore, the actual capital costs could be materially higher than estimated. Moreover, construction outage-related costs to Entergy have not been calculated because of the significant variability in power pricing at any given time, but they are expected to be significant and may exceed the capital costs. The capital cost estimate for the wedgewire screen construction is also subject to uncertainty. Hearings on certain issues began in 2011 in consolidation with certain issues in the water quality certification matter.

Hearings were held in July 2013 before NYSDEC ALJs on environmental issues related to Indian Point’s wedgewire screen proposal for “best technology available.” In 2014, hearings were held on NYSDEC’s proposed best technology available, closed cycle cooling. NYSDEC also has proposed annual fish protection outages of 42, 62, or 92 days at both units or at one unit with closed cycle cooling at the other. The ALJs held a further legislative hearing and issues conference on this NYSDEC staff proposal in July 2014. In January 2015, Entergy wrote NYSDEC leadership requesting an explanation of the delay in release of the ruling following an ALJ's on-record statement that the ALJ's draft ruling was under "executive review." In February 2015 the ALJs issued a ruling scheduling hearings on the outage proposals and other pending issues in September and October 2015, with post-hearing briefing to follow in December 2015. For additional discussion of this and other proceedings related to Indian Point, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Plants” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.
Pilgrim Nuclear Power Station

In October 2012, EcoLaw, a coalition of several environmental groups, served Entergy Nuclear Generating Company and Entergy Nuclear Operations, Inc. with a notice of intent (NOI) to sue under the Clean Water Act for alleged violations at the Pilgrim Nuclear Power Station.  The NOI alleges 33,253 discharge permit violations since 1994 (including alleged violations prior to Entergy’s ownership; Entergy purchased the plant in 1999) and seeks $25,000 per violation for a total of $831,325,000.  The Clean Water Act states that an alleged violator must be given 60 days notice prior to a citizen’s suit being filed.  Review of the NOI indicates that many of the alleged violations were discharges in compliance with the current EPA facility discharge permit, which the putative plaintiff alleges was improperly issued or modified.  An additional NOI was served by EcoLaw to the same Entergy parties and the Massachusetts Department of Environmental Protection alleging violations of state water quality standards and requesting revocation of the state-issued Section 401 Water Quality Certification associated with the plant’s water discharge permit.  In November and December 2012, Entergy filed responses to the state and federal notices of intent to sue.  To date, Pilgrim has not received notice that EcoLaw has initiated any lawsuits against Pilgrim.

316(b) Cooling Water Intake Structures

The EPA finalized regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures. The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. In January 2007 the U.S. Second Circuit Court of Appeals remanded the rule to the EPA for reconsideration. The court instructed the EPA to reconsider several aspects of the rule that were beneficial to businesses affected by the rule after finding that these provisions of the rule were contrary to the language of the Clean Water Act or were not sufficiently explained in

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy the rule. In April 2008 the U.S. Supreme Court agreed to review the Second Circuit decision on the question of whether the EPA may take into consideration a cost-benefit analysis in developing these regulations, a consideration of potential benefit to businesses affected by the rule that the Second Circuit disallowed. In March 2009 the Supreme Court ruled in favor of the petitioners that cost-benefit analysis may be taken into consideration. The EPA reissued the proposed rule in April 2011. Entergy filed comments with the EPA on the proposed rule. The EPA further extended the finalization deadline to November 2013, then to January 2014, and then to April 2014. In May 2014 the EPA issued the final 316(b) rule, followed by publication in the Federal Register in August 2014, with the final rule effective in October 2014. Entergy is developing a compliance plan for each affected facility in accordance with the requirements of the final rule.

Entergy filed as a co-petitioner with the Utility Water Act Group a petition for review of the final rule. The case will be heard in the U.S. Second Circuit Court of Appeals. Entergy expects briefing on the case to occur in 2015.

Coastal Zone Management Act

Before a federal licensing agency (such as the NRC) may issue a major license or permit for an activity within the federally designated coastal zone, the agency must be satisfied that the requirements of the Coastal Zone Management Act (CZMA), as applicable, have been met. In many cases, CZMA requirements are satisfied by the state’s written concurrence with a “consistency determination” filed by the federal license applicant explaining why the activity proposed to be federally licensed is consistent with the state’s coastal management program. The CZMA gives the state six months to act once the consistency determination is deemed complete; failure to act is treated as a deemed concurrence. Entergy is pursuing three independent paths to ensure that CZMA requirements for Indian Point license renewal are met. For additional discussion of the CZMA proceedings related to Indian Point license renewal see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Plants” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

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

Federal Jurisdiction of Waters of the United States

In September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA’s release of a draft scientific report on the “connectivity” of waters that the agency says will inform the rulemaking. The proposed rule was published in the Federal Register in April 2014. The initial 90-day public comment period was extended until November 2014. Preliminary review indicates that this proposal could significantly increase the number and types of waters included in the EPA’s and the U.S. Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. Entergy is actively engaged in the rulemaking process and anticipates a final rule in April 2015.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

As part of the groundwater monitoring and protection program, Entergy has: (1) performed reviews of plant groundwater characteristics (hydrology) and historical records of past events on site that may have potentially impacted groundwater; (2) implemented fleet procedures on how to handle events that could impact groundwater; and (3) installed groundwater monitoring wells and began periodic sampling.  The program also includes protocols for notifying local officials if contamination is found.  To date, radionuclides such as tritium have been detected at Arkansas Nuclear One, FitzPatrick, Indian Point, Palisades, Pilgrim, Grand Gulf, Vermont Yankee, and River Bend.  Each of these sites has installed groundwater monitoring wells and implemented a program for testing groundwater at the sites for the presence of tritium and other radionuclides.  Based on current information, the concentrations and locations of radionuclides detected at these plants pose no threat to public health or safety, but each site continues to evaluate the results from its groundwater monitoring program.

Indian Point Units 1 and 2 Hazardous Waste Remediation

Prior to Entergy’s purchase of Indian Point Unit 1, the previous owner completed the cleanup and desludging of the Unit 1 water storage pool, generating mixed waste. The existing mixed waste storage permit and an associated order on consent were transferred to Entergy upon purchasing the unit. The waste is stored in the Unit 1 containment building in accordance with NRC regulations controlling low level radioactive waste. An order on consent with NYSDEC requires a quarterly survey of the availability of any commercial facility capable of treating, processing, and disposing of this waste in a commercially reasonable manner. However, in 2005, NYSDEC revised its regulations to conditionally exempt the storage and disposal of mixed waste that is regulated by the NRC. Thus, in October 2005 and again in January 2013, Entergy requested that NYSDEC terminate the mixed waste permit and order on consent because the waste falls within the mixed waste exemption. In April 2013, NYSDEC agreed with Entergy’s request to terminate the permit finding that as long as the facility continues to meet the exemption, the mixed waste permit is not required. NYSDEC denied the request to terminate the consent order, however, reasoning that it contains provisions for storage and reporting that are still applicable. Entergy continues to manage the waste according to applicable regulatory requirements.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy such environmental clean-up and restoration activities.  Details of CERCLA and similar state program liabilities that are not de minimis are discussed in the “Other Environmental Matters” section below.

Coal Combustion Residuals

In June 2010 the EPA issued a proposed rule on coal combustion residuals (CCRs) that contained two primary regulatory options: (1) regulating CCRs destined for disposal in landfills or received (including stored) in surface impoundments as so-called “special wastes” under the hazardous waste program of RCRA Subtitle C; or (2) regulating CCRs destined for disposal in landfills or surface impoundments as non-hazardous wastes under Subtitle D of RCRA.  Under both options, CCRs that are beneficially used in certain processes would remain excluded from hazardous waste regulation. In December 2014 the EPA issued the final CCR rule with the material being regulated under the second scenario presented above - as non-hazardous wastes regulated under RCRA Subtitle D.

The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse.

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

Entergy Gulf States Louisiana is currently involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana.  A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931.  Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal.  The same area has also been used as a landfill.  In 1999, Entergy Gulf States, Inc. signed a second administrative consent order with the EPA to perform a removal action at the site.  In 2002 approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center.  In 2003 a cap was constructed over the remedial area to prevent the migration of contamination to the surface.  In August 2005 an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site.  The groundwater monitoring study commenced in January 2006 and is continuing.  In 2010 the EPA conducted a Five Year Review (FYR) of the 10-year groundwater monitoring program at Lake Charles.  Negotiations are on-going regarding whether additional actions will be necessary at the site.  If additional actions are necessary, site expenditures will increase commensurate with the additional chosen site remedies. Entergy does not have sufficient information at this time to estimate additional site costs, if any. Entergy also has made a payment to the EPA of $275,000 for past agency oversight costs. Entergy Gulf States Louisiana and Entergy Texas each believe that its remaining responsibility for this site will not materially exceed the existing clean-up provisions of $0.3 million for Entergy Gulf States Louisiana and $0.2 million for Entergy Texas. Meetings to discuss the status of this project with the EPA are scheduled in 2015.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas that the TCEQ believes those entities are potentially responsible parties (PRPs) concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003.  Both soil and groundwater contamination exists at the site.  Entergy subsidiaries sent transformers to this facility.  Entergy Gulf States Louisiana, Entergy Texas, Entergy Louisiana, and Entergy Arkansas responded to an information request from the TCEQ and continue to cooperate in this investigation.  Entergy Gulf States Louisiana, Entergy Texas, and Entergy Louisiana joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies’ involvement at the site, while Entergy Arkansas likely will pay a de minimis amount.  Current estimates, although preliminary and variable depending on the level of third-party cost contributions, indicate that Entergy’s total share of remediation costs likely will be in the range of $1.5 million to $2 million.  Remediation activities continue at the site.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Employment and Labor-related Proceedings (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 8 to the financial statements for a discussion of these proceedings.

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2014, Entergy subsidiaries employed 13,393 people.

Utility:
Entergy Arkansas	1,160
Entergy Gulf States Louisiana	729
Entergy Louisiana	890
Entergy Mississippi	673
Entergy New Orleans	298
Entergy Texas	596
System Energy	—
Entergy Operations	2,764
Entergy Services	2,852
Entergy Nuclear Operations	3,376
Other subsidiaries	55
Total Entergy	13,393

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

Entergy uses its website, http://www.entergy.com, as a routine channel for distribution of important information, including news releases, analyst presentations and financial information.  Filings made with the SEC are posted and available without charge on Entergy’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  These filings include our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format) and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements.  All such postings and filings are available on Entergy’s Investor Relations website free of charge.  Entergy is providing the address to its Internet site solely for the information of investors and does not intend the address to be an active link.  The contents of the website are not incorporated into this report.

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

The base rates of Entergy Arkansas and Entergy Texas are established in traditional base rate case proceedings. Entergy Arkansas recovers fuel and purchased energy and certain non-fuel costs through other APSC-approved tariffs. Entergy Mississippi infrequently has traditional base rate cases, although one was filed and settled in 2014. More commonly, it obtains base rate adjustments through its formula rate plan, which operates annually. In the event that this formula rate plan were terminated, Entergy Mississippi would at that time revert to the more traditional rate case environment.

In January 2013, Entergy Gulf States Louisiana’s and Entergy Louisiana’s then-existing formula rate plans expired, and each company filed full rate cases in February 2013. As part of the rate cases that Entergy Louisiana and Entergy Gulf States Louisiana filed, each company requested that the LPSC approve new formula rate plans.  In December 2013 the LPSC voted to approve a settlement that provides for the continued use, through the test year 2016 filing, of formula rate plans by Entergy Louisiana and Entergy Gulf States Louisiana. Entergy Louisiana’s formula rate plan changes are capped at a cumulative total of $30 million through the formula rate plan cycle. Entergy Gulf States Louisiana has no cap but is not permitted to increase rates prior to the test year 2015 filing. As part of the settlement, both companies established mechanisms to recover non-fuel MISO-related costs calculated separately from the formula rate plan requirements, but embedded in the formula rate plan factor applied on customer bills. MISO fuel and energy-related costs are recoverable in Entergy Gulf States Louisiana’s and Entergy Louisiana’s fuel adjustment

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy clauses. The formula rate plans continue to retain exceptions from the rate cap/restrictions and sharing requirements for certain large capital investment projects, including the Ninemile 6 generating facility. In the event that these formula rate plans were terminated, or expire without renewal or extension, Entergy Gulf States Louisiana and Entergy Louisiana would at that time revert to the more traditional rate case environment. Additionally, in September 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC a joint application seeking to combine the two companies. In connection with this request, the companies are also seeking to combine the formula rate plans approved for each company into a single formula rate plan with a single combined-company filing for 2014. Most of the provisions under the existing separate formula rate plans would be retained under the combined formula rate plan. Further, Entergy Louisiana and Entergy New Orleans have filed with the Council of the City of New Orleans a joint application seeking authorization to transfer certain assets of Entergy Louisiana used to serve the Fifteenth Ward of New Orleans (commonly referred to as Algiers) to Entergy New Orleans. Entergy New Orleans has operated under a formula rate plan that ended with the 2011 test year and has not yet been extended. If no formula rate plan is approved going forward, Entergy New Orleans will continue operating in the more traditional rate case environment.

The Utility operating companies and System Energy, and the energy industry as a whole, have experienced a period of rising costs and investments, and an upward trend in spending, especially with respect to infrastructure investments, which is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms.  For information regarding rate case proceedings and formula rate plans applicable to certain of the Utility operating companies, see Note 2 to the financial statements.

The Utility operating companies recover fuel, purchased power, and associated costs through rate mechanisms that are subject to risks of delay or disallowance in regulatory proceedings.

The Utility operating companies recover their fuel, purchased power, and associated costs from their customers through rate mechanisms subject to periodic regulatory review and adjustment.  Because regulatory review can result in the disallowance of incurred costs found not to have been prudently incurred with the possibility of refunds to ratepayers, there exists some risk to the ultimate recovery of those costs.  Regulators can initiate proceedings to investigate the continued usage or the adequacy and operation of the fuel and purchased power recovery clauses of the Utility operating companies.

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

As a result of a challenge by the LPSC, the manner in which the Utility operating companies have traditionally shared the costs associated with coordinated planning, construction, and operation of generating resources has been changed by the FERC, a development which has had and could continue to require adjustment of retail and wholesale rates in the jurisdictions where the Utility operating companies provide service and has introduced additional uncertainty in the ratemaking process.

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating resources and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.  In 2005 the FERC issued a decision requiring changes to the cost allocation methodology used in that rate schedule.

In 2007 through 2012, payments were made by Entergy Arkansas to certain of the Utility operating companies in compliance with the 2005 FERC decision on the cost allocation methodology, and in 2013 and 2014, payments were made by Entergy Texas to Entergy New Orleans.  There have been challenges to the level and timing of payments

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy made by Entergy Arkansas under the FERC’s decision and the prudence of the Utility operating companies’ production costs.  The ability to recover in rates any changes to the cost allocation resulting from the challenges, and timing of such recovery, could be uncertain and could be the subject of additional regulatory and other proceedings.  For information regarding these and other proceedings associated with the System Agreement, as well as additional information regarding the System Agreement itself, see Note 2 to financial statements, System Agreement Cost Equalization Proceedings. The outcome and timing of these FERC proceedings and resulting recovery and impact on rates cannot be predicted at this time.

The withdrawal and notices of withdrawal of certain Utility operating companies from the System Agreement create uncertainty regarding the System Agreement and the effect of the absence of such an arrangement on the Utility operating companies.

Entergy Arkansas’s participation in the System Agreement terminated in December 2013, and Entergy Mississippi’s participation in the System Agreement is scheduled to terminate in November 2015.

In October 2013, the Utility operating companies filed at the FERC seeking to shorten to 60 months the provision in the System Agreement that requires a Utility operating company seeking to withdraw from the System Agreement to provide 96 months advance notice of termination of participation. In October 2013, Entergy Texas provided its notice to the other Utility operating companies to terminate its participation in the System Agreement after expiration of the proposed 60-month notice period or such other period as approved by the FERC. Subsequently, Entergy Texas filed its notice to terminate its participation in the System Agreement at FERC in October 2013. In January 2014, the LPSC directed Entergy Louisiana and Entergy Gulf States Louisiana to provide no later than February 15, 2014 notice of their intention to terminate their participation in the System Agreement, and to use their reasonable best efforts to achieve a consensual resolution permitting early termination of the System Agreement. Entergy Louisiana and Entergy Gulf States Louisiana provided notice of their termination on February 14, 2014. Accordingly, there is uncertainty regarding the continuation of the System Agreement and the effect of the absence of such an arrangement on the Utility operating companies.

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

On December 19, 2013, the Utility operating companies integrated into the MISO RTO. For further information regarding the FERC and proceedings related to the MISO RTO, see the “Rate, Cost-recovery, and Other Regulation - Federal Regulation - Entergy’s Integration Into the MISO Regional Transmission Organization” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries. MISO maintains functional control over the combined transmission systems of its members and administers wholesale energy and ancillary services markets for market participants in the MISO region, including the Utility operating companies. The Utility operating companies sell capacity, energy, and ancillary services on a bilateral basis to certain wholesale customers and offer available electricity production of their generating facilities into the MISO day-ahead and real-time energy markets pursuant to the MISO tariff and market rules. The Utility operating companies are subject to economic risks associated with participation in the MISO markets. MISO tariff rules and system conditions, including transmission congestion, could affect the Utility operating companies’ ability to sell power in certain regions and/or the economic value of such sales, and MISO market rules may change in ways, including the implementation of competition among transmission providers, that cause additional risk.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The Utility operating companies participate in the MISO regional transmission planning process and are subject to risks associated with planning decisions that MISO makes in the exercise of control over the planning of the Utility operating companies’ transmission assets that are under MISO’s functional control. The Utility operating companies pay transmission rates that reflect the cost of transmission projects that the Utility operating companies do not own, which could increase cash or financing needs. The terms and conditions of the MISO tariff, including provisions related to the design and implementation of wholesale markets and the allocation of transmission upgrade costs, are subject to regulation by FERC. The operation of the Utility operating companies’ transmission system pursuant to the MISO tariff and their participation in the MISO wholesale markets may be adversely affected by regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements.

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

Nuclear capacity factors significantly affect the results of operations of certain Utility operating companies, System Energy, and Entergy Wholesale Commodities.  Nuclear plant operations involve substantial fixed operating costs.  Consequently, to be successful, a plant owner must consistently operate its nuclear power plants at high capacity factors.  For the Utility operating companies that own nuclear plants, lower capacity factors can increase production costs by requiring the affected companies to generate additional energy, sometimes at higher costs, from their fossil facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs.  For the Entergy Wholesale Commodities nuclear plants, lower capacity factors directly affect revenues and cash flow from operations.  Entergy Wholesale Commodities’ forward sales are comprised of various hedge products, many of which have some degree of operational-contingent price risk. Certain unit-contingent contracts guarantee specified minimum capacity factors. In the event plants with these contracts were operating below the guaranteed capacity factors, Entergy would be subject to price risk for the undelivered power.  Further, Entergy Wholesale Commodities’ nuclear forward sales contracts can also be on a firm LD basis, which subjects Entergy to increasing price risk as capacity factors decrease. Many of these firm hedge products have damages risk, capped through the use of risk management products.

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

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities face risks related to the purchase of uranium fuel (and its conversion, enrichment, and fabrication), and the risk of being unable to effectively manage these risks by purchasing from a diversified mix of sellers located in a diversified mix of countries could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

Based upon currently planned fuel cycles, Entergy’s nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through most of 2015.  Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners and enrichers.  While there are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy also may draw upon its own inventory intended for later generation periods, depending upon its risk management strategy at that time.  Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to normal inherent market uncertainties, and price increases could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities.

Entergy’s ability to assure nuclear fuel supply also depends upon the performance and reliability of conversion, enrichment, and fabrication services providers. These service providers are fewer in number than uranium suppliers. For conversion and enrichment services, Entergy diversifies its supply by supplier and country and may take special measures to ensure a reliable supply of enriched uranium for fabrication into nuclear fuel. For fabrication services, each plant is dependent upon the performance of the fabricator of that plant’s nuclear fuel; therefore, Entergy relies upon additional monitoring, inspection, and oversight of the fabrication process to assure reliability and quality of its nuclear fuel. Certain of the suppliers and service providers are located in or dependent upon countries, such as Russia, in which deteriorating economic conditions or international sanctions could restrict the ability of such suppliers to continue to supply fuel or provide such services.  The inability of such suppliers or service providers to perform such obligations  could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities.

Certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business face the risk that the NRC will change or modify its regulations or suspend or revoke their licenses, which could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

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

The nuclear generating units owned by certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business began commercial operations in the 1970s-1980s.  Older equipment may require more capital expenditures to keep each of these nuclear power plants operating efficiently.  This equipment is also likely to require periodic upgrading and improvement.  Any unexpected failure, including failure associated with breakdowns, forced outages, or any unanticipated capital expenditures, could result in reduced profitability.  Operations at any of the nuclear generating units owned and operated by Entergy’s subsidiaries could degrade to the point where the affected unit needs to be shut down or operated at less than full capacity.  If this were to happen, identifying and correcting the causes may require significant time and expense.  A decision may be made to close a unit rather than incur the expense of restarting it or returning the unit to full capacity.  For Entergy Wholesale Commodities, this could result in lost revenue and increased fuel and purchased power expense to meet supply commitments and penalties for failure to perform under their contracts with customers.  Moreover, Entergy is becoming more dependent on fewer suppliers for key parts of Entergy’s nuclear power plants that may need to be replaced or refurbished.  In addition, certain major parts have long lead-times to manufacture if an unplanned replacement is needed. This dependence on a reduced number of suppliers and long lead-times on certain major parts for unplanned replacements could result in delays in obtaining qualified replacement parts and, therefore, greater expense for Entergy.

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

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere.  The Price-Anderson Act limits each reactor owner’s public liability (off-site) for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool of up to approximately $127.318 million per reactor.   With 104 reactors currently participating, this translates to a total public liability cap of approximately $13.241 billion per incident.  The limit is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors.  As required by the Price-Anderson Act, the Utility operating companies, System Energy, and Entergy Wholesale Commodities carry the maximum available amount of primary nuclear off-site liability insurance with American Nuclear Insurers (currently $375 million for each operating site).  Claims for any nuclear incident exceeding that amount are covered under the retrospective premiums paid into the secondary insurance pool.  As a result, in the event of a nuclear incident that causes damages (off-site) in excess of the $375 million in primary insurance coverage, each owner of a nuclear plant reactor, including Entergy’s Utility operating companies, System Energy, and the Entergy Wholesale Commodities plant owners, regardless of fault or proximity to the incident, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the $375 million primary level, up to a maximum of $127.318 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.4 billion).  The retrospective premium payment is currently limited to $18.963 million per year per incident per reactor until the aggregate public liability for each licensee is paid up to the $127.318 million cap.

NEIL is a utility industry mutual insurance company, owned by its members.  All member plants could be subject to an annual assessment (retrospective premium of up to 10 times current annual premium for all policies) should the surplus (reserve) be significantly depleted due to insured losses.  As of April 1, 2014, the maximum annual assessment amounts total $105.7 million for the Utility plants and $126.4 million for the Entergy Wholesale Commodities plants.  Retrospective Premium Insurance available through NEIL’s reinsurance treaty can cover the potential assessments.  The Entergy Wholesale Commodities plants currently maintain the Retrospective Premium Insurance to cover this potential assessment.

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

The license renewal and related processes for the Entergy Wholesale Commodities nuclear power plants have been and may continue to be the subject of significant public debate and regulatory and legislative review and scrutiny at the federal and, in certain cases, state level.  The original expiration date of the operating license for Indian Point 2 was September 2013 and the original expiration date of the operating license for Indian Point 3 is December 2015.  Because these plants filed timely license renewal applications, the NRC’s rules provide that these plants may continue to operate under their existing operating licenses until their renewal applications have been finally determined.  Various parties have expressed opposition to renewal of these licenses.  Renewal of the Indian Point licenses is the subject of ongoing proceedings before the Atomic Safety and Licensing Board (ASLB) of the NRC and, with respect to issues resolved by the ASLB, before the NRC on appeal.

In relation to Indian Point 2 and Indian Point 3, the New York State Department of Environmental Conservation has taken the position that these plant owners must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  In addition, before the NRC may issue renewed operating licenses it must resolve its obligation to address the requirements of the Coastal Zone Management Act (CZMA). Most commonly, those requirements are met by the applicant's demonstration that the activity authorized by the federal permit being sought is consistent with the host state's federally-approved coastal management policies. Entergy has undertaken three independent initiatives to resolve CZMA issues: "grandfathering," "previous review," and a "consistency certification." In December 2014 the New York Supreme Court, Appellate Division, issued a unanimous ruling stating that Indian Point 2 and Indian Point 3 “are exempt from New York’s Coastal Management Program.”  That decision could be appealed. For further information regarding these environmental regulations see the “Regulation of Entergy's Business - Environmental Regulation - Clean Water Act” section in Part I, Item 1.

If the NRC finally denies the applications for the renewal of operating licenses for one or more of the Entergy Wholesale Commodities nuclear power plants, or a state in which any such nuclear power plant is located is able to prevent the continued operation of such plant, Entergy’s results of operations, financial condition, and liquidity could be materially affected by loss of revenue and cash flow associated with the plant or plants, potential impairments of the carrying value of the plants, increased depreciation rates, and an accelerated need for decommissioning funds, which could require additional funding. In addition, Entergy may incur increased operating costs depending on any conditions that may be imposed in connection with license renewal.  For further discussion regarding the license renewal processes for the Entergy Wholesale Commodities nuclear power plants, see the “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Plants” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

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

Under NRC regulations, Entergy Wholesale Commodities’ nuclear subsidiaries are permitted to project the NRC-required decommissioning amount, based on an NRC formula or a site-specific estimate, and the amount in each of the Entergy Wholesale Commodities nuclear power plant’s decommissioning trusts combined with other decommissioning financial assurances in place.  The projections are made based on the operating license expiration date and the mid-point of the subsequent decommissioning process, or the anticipated actual completion of decommissioning if a site-specific estimate is used, for each of these nuclear power plants.  As a result, if the projected amount of individual plants’ decommissioning trusts exceeds the NRC-required decommissioning amount, then its

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy decommissioning obligations are considered to be funded in accordance with NRC regulations.  If the projected costs do not sufficiently reflect the actual costs the applicable Entergy subsidiaries would be required to incur to decommission these nuclear power plants, and funding is otherwise inadequate, or if the formula or site-specific estimate is changed to require increased funding, additional resources would be required.  Furthermore, depending upon the level of funding available in the trust funds, the NRC may not permit the trust funds to be used to pay for related costs such as the management of spent nuclear fuel that are not included in the NRC’s formula.  The NRC may also require a plan for the provision of separate funding for spent fuel management costs.  In addition to NRC requirements, there are other decommissioning-related obligations for certain of the Entergy Wholesale Commodities nuclear power plants, which management believes it will be able to satisfy.

If any Entergy Wholesale Commodities subsidiary decides to shut down one of its nuclear power plants earlier than the scheduled shutdown date and conduct decommissioning without the benefit of a safe storage period, the applicable Entergy subsidiary may be unable to rely upon only the decommissioning trust to fund the entire decommissioning obligations, which would require it to obtain funding from other sources.

Vermont Yankee submitted notification of permanent cessation of operations and permanent removal of fuel from the reactor in January 2015 after final shutdown in December 2014.  The Post Shutdown Decommissioning Activities Report for Vermont Yankee, including a site specific cost estimate, was submitted to the NRC in December 2014.  Vermont Yankee’s future certifications to satisfy the NRC’s financial assurance requirements will now be based on the site specific cost estimate, including the estimated cost of managing spent fuel, rather than the NRC minimum formula for estimating decommissioning costs.  Entergy expects that amounts available in Vermont Yankee’s decommissioning trust fund, including expected earnings, together with the credit facilities entered into in January 2015 that are expected to be repaid with recoveries from DOE litigation related to spent fuel storage, will be sufficient to cover expected costs of decommissioning, spent fuel management costs, and site restoration.  Filings with the NRC for planned shutdown activities will determine whether any other financial assurance may be required and will specifically address funding for spent fuel management, which will be required until the federal government takes possession of the fuel and removes it from the site, per its current obligation.

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

Entergy and its subsidiaries do not have a regulator-authorized rate of return on their capital investments in non-utility businesses.  In particular, the sale of capacity and energy from the Entergy Wholesale Commodities nuclear power plants, unless otherwise contracted, is subject to the fluctuation of market power prices. In order to reduce future price risk to desired levels, Entergy Wholesale Commodities utilizes contracts that are unit-contingent and Firm LD and various products such as forward sales, options, and collars.  As of December 31, 2014, Entergy Wholesale Commodities’ nuclear power generation plants had sold forward 86%, 74%, 39%, 17%, and 19% of its generation portfolio’s planned energy output for 2015, 2016, 2017, 2018, and 2019, respectively.

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

The price that different counterparties offer for various products including forward sales is influenced both by market conditions as well as the contract terms such as damage provisions, credit support requirements, and the number of available counterparties interested in contracting for the desired forward period.  Depending on differences between market factors at the time of contracting versus current conditions, Entergy Wholesale Commodities’ contract portfolio may have average contract prices above or below current market prices, including at the expiration of the contracts, which may significantly affect Entergy Wholesale Commodities’ results of operations, financial condition, or liquidity.  New hedges are generally layered into on a rolling forward basis, which tends to drive hedge over-performance to market in a falling price environment, and hedge underperformance to market in a rising price environment; however, hedge timing, product choice, and hedging costs will also affect these results. See the “Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.  With operating licenses for Indian Point 2 and Indian Point 3 expiring in 2013 and 2015, respectively (see discussion above regarding the continued operation of Indian Point 2 and 3 past the license expiration dates), and as a consequence of any delays in obtaining extension of the operating licenses and any other approvals required for continued operation of the plants, Entergy Wholesale Commodities may enter into fewer unit-contingent forward sales contracts for output from such plants for periods beyond the license expiration.

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

•
increases in supplies due to actions of current Entergy Wholesale Commodities competitors or new market entrants, including the development of new generation facilities, expansion of existing generation facilities, the disaggregation of vertically integrated utilities, and improvements in transmission that allow additional supply to reach Entergy Wholesale Commodities’ nuclear markets;

•	union and labor relations;

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

Public utilities under the Federal Power Act are required to obtain FERC acceptance of their rate schedules for wholesale sales of electricity.  Each of the owners of the Entergy Wholesale Commodities nuclear power plants that generates electricity, as well as Entergy Nuclear Power Marketing, LLC, is a “public utility” under the Federal Power Act by virtue of making wholesale sales of electric energy and/or owning wholesale electric transmission facilities.  The FERC has granted these generating and power marketing companies the authority to sell electricity at market-based rates.  The FERC’s orders that grant the Entergy Wholesale Commodities’ generating and power marketing companies market-based rate authority reserve the right to revoke or revise that authority if the FERC subsequently determines that the Entergy Wholesale Commodities business can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions.  In addition, the Entergy Wholesale Commodities’ market-based sales are subject to certain market behavior rules, and if any of its generating and power marketing companies were deemed to have violated one of those rules, they would be subject to potential disgorgement of profits associated with the violation and/or suspension or revocation of their market-based rate authority and potential penalties of up to $1 million per day per violation.  If the Entergy Wholesale Commodities’ generating or power marketing companies were to lose their market-based rate authority, such companies would be required to obtain the FERC’s acceptance of a cost-of-service rate schedule and could become subject to the accounting, record-keeping, and reporting requirements that are imposed on utilities with cost-based rate schedules.  This could have an adverse effect on the rates the Entergy Wholesale Commodities business charges for power from its facilities.

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

As discussed in the “Entergy Wholesale Commodities - Property” section in Part I, Item 1, the original expiration dates of the operating licenses for Indian Point 2 and Indian Point 3 are 2013 and 2015, respectively (see discussion above regarding the continued operation of Indian Point 2 and 3 past the license expiration dates),and are currently the subject of license renewal processes at the NRC and the state in which the plants operate. On August 27, 2013, Entergy announced its plan to close and decommission Vermont Yankee.  Vermont Yankee ceased power production in the fourth quarter 2014 at the end of a fuel cycle.  This decision was approved by the Board in August 2013, and resulted in the recognition of impairment charges in 2013 and 2014. If Entergy concludes that any of its nuclear power plants is unlikely to operate through its current useful life, which conclusion would be based on a variety of factors, such a conclusion could result in an impairment of part or all of the carrying value of the plant.  Any impairment charge taken by Entergy with respect to its long-lived assets, including the power plants owned by the Entergy Wholesale Commodities business, would likely be material in the quarter that the charge is taken and could otherwise have a material effect on Entergy’s results of operations, financial condition, or liquidity. For further information regarding evaluating long-lived assets for impairment, see the “Critical Accounting Estimates - Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.

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

Entergy’s business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms.  At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies and Entergy Wholesale Commodities.  In addition, Entergy’s and the Utility operating companies’ liquidity needs could significantly increase in the event of a hurricane or other weather-

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy related or unforeseen disaster similar to that experienced in Entergy’s service territory with Hurricane Katrina and Hurricane Rita in 2005, Hurricane Gustav and Hurricane Ike in 2008, and Hurricane Isaac in 2012.  The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, higher than expected pension contributions, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, or other unknown events, such as future storms, could cause the financing needs of Entergy and its subsidiaries to increase.  In addition, accessing the debt capital markets more frequently in these situations may result in an increase in leverage.  Material leverage increases could negatively affect the credit ratings of Entergy and the Utility operating companies, which in turn could negatively affect access to the capital markets.

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

Most of Entergy Corporation’s and its subsidiaries’ large customers, suppliers, and counterparties require sufficient creditworthiness to enter into transactions.  If Entergy Corporation’s or its subsidiaries’ ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas, and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries. At December 31, 2014, based on power prices at that time, Entergy had liquidity exposure of $159 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $5 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2014, Entergy would have been required to provide approximately $51 million of additional cash or letters of credit under some of the agreements. As of December 31, 2014, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $52 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Entergy and its subsidiaries’ ability to successfully complete strategic transactions, including merger, acquisition, divestiture, joint venture, restructuring or other strategic transactions, is subject to significant risks, including the risk that required regulatory or governmental approvals may not be obtained, risks relating to unknown or undisclosed problems or liabilities, and the risk that for these or other reasons, Entergy and its subsidiaries may be unable to achieve some or all of the benefits that they anticipate from such transactions.

From time to time, Entergy and its subsidiaries have pursued and may continue to pursue strategic transactions including merger, acquisition, divestiture, joint venture, restructuring or other strategic transactions. In particular, as discussed in Note 2 to the financial statements, two of Entergy’s subsidiaries, Entergy Louisiana and Entergy Gulf States Louisiana, are undertaking a transaction that would result in the combination of those entities into a single public utility. In addition, as discussed in the “Capital Expenditure Plans and Other Uses of Capital - Union Power Station Purchase Agreement” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries, certain of Entergy’s subsidiaries have entered into an asset purchase agreement to acquire the Union Power Station, consisting of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating), from Union Power Partners, L.P. Each of these transactions is subject to regulatory approval and other material conditions or contingencies. The failure to complete these transactions or any future strategic transaction successfully or on a timely basis could have an adverse effect on Entergy’s financial condition, results of operations and the market’s perception of Entergy’s ability to execute its strategy. Further, these transactions, and any completed or future strategic transactions, involve substantial risks, including the following:

•	acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;

•	acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;

•	Entergy and/or its subsidiaries may assume liabilities that were not disclosed to them, that exceed their estimates, or for which their rights to indemnification from the seller are limited;

•
Entergy and/or its subsidiaries may be unable to obtain the necessary regulatory or governmental approvals to close a transaction, such approvals may be granted subject to terms that are unacceptable to them, or Entergy or its subsidiaries otherwise may be unable to achieve anticipated regulatory treatment of any such transaction or acquired business or assets; and

•
Entergy or its subsidiaries otherwise may be unable to achieve the full strategic and financial benefits that they anticipate from the transaction, or such benefits may be delayed or may not occur at all.

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
The businesses in which the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business operate are subject to extensive environmental regulation by local, state, and federal authorities.  These laws and regulations affect the manner in which the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business conduct their operations and make capital expenditures.  These laws and regulations also affect how the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business manage air emissions, discharges to water, wetlands impacts, solid and hazardous waste storage and disposal, cooling and service water intake, the protection of threatened and endangered species, hazardous materials transportation, and similar matters.  Federal, state, and local authorities continually revise these laws and regulations, and the laws and regulations are subject to judicial interpretation and to the permitting and enforcement discretion vested in the implementing agencies.  Developing and implementing plans for facility compliance with these requirements can lead to capital, personnel, and operation and maintenance expenditures.  Violations of these requirements can subject the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  In addition, the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business potentially are subject to liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned or operated by the Utility operating companies, System Energy, and Entergy Wholesale Commodities and of property contaminated by hazardous substances they generate.  The Utility operating companies are currently involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.  The Utility operating companies, System Energy, and the Entergy Wholesale Commodities business have incurred and expect to incur significant costs related to environmental compliance.

Emissions of nitrogen and sulfur oxides, mercury, particulates, greenhouse gases, and other regulated air emissions from generating plants are potentially subject to increased regulation, controls and mitigation expenses.  In addition, existing air regulations and programs promulgated by the EPA often are challenged legally, sometimes resulting in large-scale changes to anticipated regulatory regimes and the resulting need to shift course, both operationally and economically, depending on the nature of the changes.  Risks relating to global climate change, initiatives to compel greenhouse gas emission reductions, and water availability issues are discussed below.

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

Entergy’s business is subject to extensive and mandatory reliability standards.  Such standards, which are established by the North American Electric Reliability Corporation (NERC), the SERC Reliability Corporation (SERC), and other regional enforcement entities, are approved by the FERC and frequently are reviewed, amended, and supplemented.  Failure to comply with such standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of such standards.  The standards, as well as the laws and regulations that govern them, are subject to judicial interpretation and to the enforcement discretion vested in the implementing agencies.  In addition to exposure to civil penalties and fines, the Utility operating companies have incurred and expect to incur significant costs related to compliance with new and existing reliability standards, including costs associated with the Utility operating companies’ transmission system and generation assets.  The changes to the

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy reliability standards applicable to the electric power industry are ongoing, and Entergy cannot predict the ultimate effect that the reliability standards will have on its Utility and Entergy Wholesale Commodities.

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

Entergy’s electricity sales volumes are affected by a number of factors, including the state of the national and regional economies, weather, customer bill sizes (large bills tend to induce conservation), trends in energy efficiency, and the willingness and ability of large industrial customers to develop co-generation facilities that greatly reduce their demand from Entergy. Some of these factors are inherently cyclical or temporary in nature, such as the weather or economic conditions, and rarely have a long-lasting impact on Entergy’s operating results.  Others, such as the increasing adoption of energy efficient appliances and building codes, are having a more permanent impact of reducing sales growth rates from historical norms. Newer technologies such as distributed generation have not yet had a substantive impact on Entergy’s electricity sales, but further advances have the potential to do so in the future.  Since the national economy emerged from the last recession in 2009, Entergy’s industrial sales in particular have benefited from steady economic growth and relatively low natural gas prices from an historical perspective.  Any substantial negative change in any of these factors has the potential to result in slower or declining sales growth and increased bad debt expense, which could materially affect Entergy’s and the Utility operating companies’ results of operations, financial condition, and liquidity.

The effects of climate change and environmental and regulatory obligations intended to compel greenhouse gas emission reductions or to place a price on greenhouse gas emissions could materially affect the financial condition, results of operations, and liquidity of Entergy, the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business.

In an effort to address climate change concerns, federal, state, and local authorities are calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, in response to the United States Supreme Court’s 2007 decision holding that the EPA has authority to regulate emissions of CO2 and other “greenhouse gases” under the Clean Air Act, the EPA, various environmental interest groups, and other organizations are focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  In 2010, EPA promulgated its first regulations controlling greenhouse gas emissions from certain vehicles and from new and significantly modified stationary sources of emissions, including electric generating units.  In 2012 and 2013, EPA proposed a CO2 emission standard for new sources; this standard is expected to be finalized in 2015. Additionally, EPA proposed a CO2 existing source performance standard regulation in 2014 for finalization in 2015.  As examples of state action, in the Northeast, the Regional Greenhouse Gas Initiative (RGGI) establishes a cap on CO2 emissions from electric power plants and requires generators to purchase emission permits to cover their CO2 emissions, and a similar program has been developed in California.

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

In addition to the regulatory and financial risks associated with climate change discussed above, physical risks from climate change include an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, risks of flooding and changes in weather conditions, such as changes in precipitation, drought, average temperatures, and potential increased impacts of extreme weather conditions or storms.  Entergy subsidiaries own assets in, and serve, communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands.  A significant portion of the nation’s oil and gas infrastructure is located in these areas and susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes. Entergy and its subsidiaries also face the risk that climate change could impact the availability and quality of water supply necessary for operations.

These and other physical changes could result in changes in customer demand, increased costs associated with repairing and maintaining generation facilities and transmission and distribution systems resulting in increased maintenance and capital costs (and potential increased financing needs), limits on the Entergy System’s ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction.  Also, to the extent that climate change adversely impacts the economic health of a region or results in energy conservation or demand side management programs, it may adversely impact customer demand and revenues.  Such physical or operational risks could have a material effect on Entergy’s, Entergy Wholesale Commodities’, System Energy’s, and the Utility operating companies’ financial condition, results of operations, and liquidity.

Continued and future availability and quality of water for cooling, process, and sanitary uses could materially affect the financial condition, results of operations, and liquidity of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business.

Water is a vital natural resource that is also critical to the Utility operating companies’, System Energy's, and Entergy Wholesale Commodities’ business operations.  Entergy’s facilities use water for cooling, boiler make-up, sanitary uses, potable supply, and many other uses.  Two of Entergy’s Utility operating companies own and/or operate hydroelectric facilities.  Accordingly, water availability and quality are critical to Entergy’s business operations.  Impacts to water availability or quality could negatively impact both operations and revenues.

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

To manage near-term financial exposure related to commodity price fluctuations, Entergy and its subsidiaries, including the Utility operating companies and the Entergy Wholesale Commodities business, may enter into contracts to hedge portions of their purchase and sale commitments, fuel requirements, and inventories of natural gas, uranium and its conversion and enrichment, coal, refined products, and other commodities, within established risk management guidelines.  As part of this strategy, Entergy and its subsidiaries may utilize fixed- and variable-price forward physical purchase and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges.  However, Entergy and its subsidiaries normally cover only a portion of the exposure of their assets and positions to market price volatility, and the coverage will vary over time.  In addition, Entergy also elects to leave certain volumes during certain years unhedged.  To the extent Entergy and its subsidiaries have unhedged positions, fluctuating commodity prices can materially affect Entergy’s and its subsidiaries’ results of operations and financial position.

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

The hedging and risk management practices of the Utility operating companies and the Entergy Wholesale Commodities business are exposed to the risk that counterparties that owe Entergy and its subsidiaries money, energy, or other commodities will not perform their obligations.  Currently, some hedging agreements contain provisions that require the counterparties to provide credit support to secure all or part of their obligations to Entergy or its subsidiaries.  If the counterparties to these arrangements fail to perform, Entergy or its subsidiaries may enforce and recover the proceeds from the credit support provided and acquire alternative hedging arrangements, which credit support may not always be adequate to cover the related obligations.  In such event, Entergy and its subsidiaries might incur losses in addition to amounts, if any, already paid to the counterparties.  In addition, the credit commitments of Entergy’s lenders under its bank facilities may not be honored for a variety of reasons, including unexpected periods of financial distress affecting such lenders, which could materially affect the adequacy of its liquidity sources.

The Wall Street Transparency and Accountability Act of 2010 and rules and regulations promulgated under the act may adversely affect the ability of the Utility operating companies and the Entergy Wholesale Commodities business to utilize certain commodity derivatives for hedging and mitigating commercial risk.

The Wall Street Transparency and Accountability Act of 2010, which was enacted on July 21, 2010 as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Act), and the rules and regulations promulgated under the act impose governmental regulation on the over-the-counter derivative market, including the commodity

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy swaps used by the Utility operating companies and the Entergy Wholesale Commodities business to hedge and mitigate commercial risk.  Under the Act, certain swaps are subject to mandatory clearing and exchange trading requirements.  Swap dealers and major market participants in the swap market are subject to capital, margin, registration, reporting, recordkeeping, and business conduct requirements with respect to their swap activities.  Entergy is not a swap dealer or a major swap participant, and does not expect to qualify as either in the future. Non-swap dealers and non-major swap participants, such as Entergy, are subject to reporting, recordkeeping, and business conduct requirements (i.e., anti-manipulation, anti-disruptive trading practices, and whistleblower provisions) with respect to their swap activities. Position limits may also apply to certain swaps activities. Position limit rules promulgated by the Commodity Futures Trading Commission were vacated by the US District Court for the District of Columbia. The Commodity Futures Trading Commission has subsequently proposed new position limit rules. If the Commodity Futures Trading Commission’s issues final position limit rules, those rules may apply to certain of Entergy’s swaps activities.

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

Domestic or international terrorist attacks, including cyber attacks, and failures or breaches of Entergy’s and its subsidiaries’ technology systems may adversely affect Entergy’s results of operations.

As power generators and distributors, Entergy and its subsidiaries face heightened risk of an act or threat of terrorism, including physical and cyber attacks, either as a direct act against one of Entergy’s generation facilities, transmission operations centers, or distribution infrastructure used to manage and transport power to customers. An actual act could affect Entergy’s ability to operate the necessary information technology systems and network infrastructure. The Utility operating companies also face heightened risk of an act or threat by cyber criminals, intent on accessing personal information for the purpose of committing identity theft.

Entergy and its subsidiaries operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure in accordance with prescriptive standards. Despite the implementation of multiple layers of security by Entergy and its subsidiaries, technology systems remain vulnerable to potential threats that could lead to unauthorized access or loss of availability to critical systems essential to the reliable operation of Entergy’s electric system. If Entergy’s or its subsidiaries’ technology systems were compromised and unable to recover timely to a normal state of operations, Entergy or its subsidiaries may be unable to perform critical business functions that are essential to the company’s well-being and the health, safety, and security needs of its customers. In addition, an attack on its information technology infrastructure may result in a loss of its confidential, sensitive, and proprietary information, including personal information of its customers, employees, vendors, and others in Entergy’s care.

If any such attacks, failures or breaches were to occur, Entergy’s and the Utility operating companies’ business, financial condition, and results of operations could be materially and adversely affected. The risk of such attacks, failures, or breaches may cause Entergy and the Utility operating companies to incur increased capital and operating costs to implement increased security for its nuclear power plants and other facilities, such as additional physical facility security and additional security personnel, and for systems to protect its information technology and network infrastructure systems. Such events may also expose Entergy to an increased risk of judgments and fines.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition and liquidity.

Entergy and its subsidiaries make judgments regarding the potential tax effects of various transactions and results of operations to estimate their obligations to taxing authorities.  These tax obligations include income, franchise, real estate, sales and use, and employment-related taxes.  These judgments include provisions for potential adverse outcomes regarding tax positions that have been taken.  Entergy and its subsidiaries also estimate their ability to utilize tax benefits, including those in the form of carryforwards for which the benefits have already been reflected in the financial statements.  Changes in federal, state, or local tax laws, adverse tax audit results or adverse tax rulings on positions taken by Entergy and its subsidiaries could negatively affect Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition, and liquidity.  For further information regarding Entergy’s income taxes, refer to Note 3 to the financial statements.

(Entergy Gulf States Louisiana and Entergy New Orleans)

The effect of higher purchased gas cost charges to customers may adversely affect Entergy Gulf States Louisiana’s and Entergy New Orleans’s results of operations and liquidity.

Gas rates charged to retail gas customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy Gulf States Louisiana or Entergy New Orleans, and distribution charges, which provide

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy a return or profit to the utility.  Distribution charges are affected by the amount of gas sold to customers.  Purchased gas cost charges, which comprise most of a customer’s bill and may be adjusted monthly, represent gas commodity costs that Entergy Gulf States Louisiana or Entergy New Orleans recovers from its customers.  Entergy Gulf States Louisiana’s or Entergy New Orleans’s cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers occurs.  When purchased gas cost charges increase substantially reflecting higher gas procurement costs incurred by Entergy Gulf States Louisiana or Entergy New Orleans, customer usage may decrease, especially in weaker economic times, resulting in lower distribution charges for Entergy Gulf States Louisiana or Entergy New Orleans, which could adversely affect results of operations.

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2014 Compared to 2013

Net income decreased by $40.6 million primarily due to higher other operation and maintenance expenses, lower other income, higher depreciation and amortization expenses, and a higher effective income tax rate, partially offset by higher net revenue.

2013 Compared to 2012

Net income increased $9.6 million primarily due to higher net revenue, higher other income, lower nuclear refueling outage expenses, and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses, higher interest expense, and higher depreciation and amortization expenses.

Net Revenue

2014 Compared to 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing 2014 to 2013.

Amount
(In Millions)

2013 net revenue	$1,301.5
Retail electric price	43.3
Reserve equalization	16.5
Transmission revenue	13.7
Asset retirement obligation	12.7
MISO deferral	(11.1)
Volume/weather	(13.0)
Net wholesale revenue	(20.5)
Other	(7.2)
2014 net revenue	$1,335.9

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2013 and July 2014, and the effect of the APSC’s order in the 2013 rate case, including an annual base rate increase effective January 2014, offset by a MISO rider to provide customers credits in rates for transmission revenue received through MISO. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have minimal effect on net income. See Note 2 to the financial statements for further discussion of the rate case.

The reserve equalization variance is primarily due to the absence of reserve equalization expenses as compared to 2013 resulting from Entergy Arkansas’s exit from the System Agreement.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The transmission revenue variance is primarily due to changes as a result of participation in the MISO RTO in 2014.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory debit or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation related costs collected in revenue. The variance is primarily caused by an increase in regulatory credits because of a decrease in decommissioning trust earnings.

The MISO deferral variance is due to the deferral in April 2013, as approved by the APSC, of costs incurred from March 2010 through December 2012 related to the transition and implementation of joining the MISO RTO.

The volume/weather variance is primarily due to a decrease in sales volume during the unbilled sales period, partially offset by an increase of 190 GWh, or 1%, in billed electricity usage primarily in the residential sector.

The net wholesale revenue variance is primarily due to lower margins on co-owner contracts due to contract changes.

2013 Compared to 2012

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing 2013 to 2012.

Amount
(In Millions)

2012 net revenue	$1,253.0
Retail electric price	46.4
MISO deferral	11.1
Net wholesale revenue	6.5
Volume/weather	(10.7)
Asset retirement obligation	(10.4)
Other	5.6
2013 net revenue	$1,301.5

The retail electric price variance is primarily due to:

•
an increase in the capacity acquisition rider, as approved by the APSC, effective with the first billing cycle of December 2012, relating to the Hot Spring plant acquisition. The net income effect of the Hot Spring plant cost recovery is limited to a portion representing an allowed return on equity on the net plant investment with the remainder offset by the Hot Spring plant costs in other operation and maintenance expenses, depreciation expenses, and taxes other than income taxes; and

•
increases in the energy efficiency rider, as approved by the APSC, effective July 2014 and July 2013. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have minimal effect on net income.

The MISO deferral variance is due to the deferral in April 2013, as approved by the APSC, of costs incurred from March 2010 through December 2012 related to the transition and implementation of joining the MISO RTO.

The net wholesale revenue variance is primarily due to higher margins on co-owner contracts.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The volume/weather variance is due to lower weather-adjusted usage across all sectors, partially offset by the effect of more favorable weather on residential sales. The decrease in the industry usage was primarily driven by the pulp and paper industry, the chemicals industry, and the food products industry.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory debit or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation related costs collected in revenue. The variance is primarily caused by a decrease in regulatory credits because of an increase in decommissioning trust earnings.

Other Income Statement Variances

2014 Compared to 2013

Other operation and maintenance expenses increased primarily due to:

•
a net increase of $26.4 million in energy efficiency costs, including a $4.3 million true-up to the 2013 energy efficiency filing for fixed costs collected from customers. These costs are recovered through the energy efficiency rider and have a minimal effect on net income;

•	an increase of $21.2 million in nuclear generation expenses primarily due to higher material costs, higher nuclear labor costs, including contract labor, and higher NRC fees;

•	an increase of $13.9 million due to an increase in storm damage accruals effective January 2014, as approved by the APSC;

•	an increase of $7.5 million in administration fees in 2014 related to participation in the MISO RTO;

•
an increase of $7.2 million due to the amortization in 2014 of human capital management costs that were deferred in 2013, as approved by the APSC. See Note 2 to the financial statements for further discussion of the deferral of these costs;

•	an increase of $5.2 million due to the amortization in 2014 of costs deferred in 2013 related to the transition and implementation of joining the MISO RTO, as discussed above; and

•
the effects of recording the final court decision in 2013 in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $3.2 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense.

The increase was partially offset by:

•
a decrease of $20.8 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•
a decrease of $9 million resulting from costs incurred in 2013 related to the generator stator incident at ANO, including an offset for insurance proceeds. See “ANO Damage, Outage, and NRC Reviews” below for further discussion of the incident; and

•	a decrease of $8.6 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

Depreciation and amortization expenses increased primarily due to additions to plant in service, higher depreciation rates in 2014, as approved by the APSC, and the effects of recording the final court decision in 2013 in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $3.6 million of spent nuclear fuel storage costs previously recorded as depreciation expense.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Other income decreased primarily due to lower earnings in 2014 on decommissioning trust fund investments. There is no effect on net income as the trust fund earnings are offset by a corresponding amount of regulatory charges.

2013 Compared to 2012

Nuclear refueling outage expenses decreased primarily due to lower costs associated with the most recent outage as compared to the previous outages.

Other operation and maintenance expenses increased primarily due to:

•
an increase of $24.3 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative, partially offset by the deferral, as approved by the APSC, of $21.8 million of these costs. See “Human Capital Management Strategic Imperative” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion;

•	an increase of $16.2 million in fossil-fueled generation expenses primarily due to the addition of the Hot Spring plant in November 2012;

•	an increase of $16.1 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have minimal effect on net income;

•
an increase of $10.8 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs; and

•
an increase of $9 million resulting from costs related to the generator stator incident at ANO, including an offset for expected insurance proceeds. See “ANO Damage, Outage, and NRC Reviews” below for further discussion of the incident.

The increase was partially offset by:

•
a decrease of $4.6 million due to costs incurred in 2012 related to the transition and implementation of joining the MISO RTO. In April 2013, Entergy Arkansas began deferring these costs as approved by the APSC; and

•
the effects of recording the final court decision in 2013 in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $3.2 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense.

Also, other operation and maintenance expenses include $8.6 million in 2013 and $13.3 million in 2012 of costs incurred related to the now terminated plan to spin off and merge the transmission business.

Depreciation and amortization expenses increased primarily due to the acquisition of the Hot Spring plant in November 2012, partially offset by the effects of recording the final court decision in 2013 in the Entergy Arkansas lawsuit against the U.S. Department of Energy related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $3.6 million of spent nuclear fuel storage costs previously recorded as depreciation expense.

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

Income Taxes

The effective income tax rates for 2014, 2013, and 2012 were 40.8%, 36.2% and 38.4%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

ANO Damage, Outage, and NRC Reviews

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

Entergy Arkansas is pursuing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. Entergy is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants, including ANO. NEIL has notified Entergy that it believes that a $50 million course of construction sublimit applies to any loss associated with the lifting apparatus failure and stator drop at ANO. Entergy has responded that it disagrees with NEIL’s position and is evaluating its options for enforcing its rights under the policy. During 2014, Entergy Arkansas collected $50 million from NEIL and is pursuing additional recoveries due under the policy. On July 12, 2013, Entergy Arkansas filed a complaint in the Circuit Court in Pope County, Arkansas against the owner of the heavy-lifting apparatus that collapsed, an engineering firm, a contractor, and certain individuals asserting claims of breach of contract, negligence, and gross negligence in connection with their responsibility for the stator drop.

Shortly after the stator incident, the NRC deployed an augmented inspection team to review the plant’s response.  In July 2013 a second team of NRC inspectors visited ANO to evaluate certain items that were identified as requiring follow-up inspection to determine whether performance deficiencies existed. In March 2014 the NRC issued an inspection report on the follow-up inspection that discussed two preliminary findings, one that was preliminarily determined to be “red with high safety significance” for Unit 1 and one that was preliminarily determined to be “yellow with substantial safety significance” for Unit 2, with the NRC indicating further that these preliminary findings may warrant additional regulatory oversight. This report also noted that one additional item related to flood barrier effectiveness was still under review.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In May 2014 the NRC met with Entergy during a regulatory conference to discuss the preliminary red and yellow findings and Entergy’s response to the findings. During the regulatory conference, Entergy presented information on the facts and assumptions the NRC used to assess the potential findings. The NRC used the information provided by Entergy at the regulatory conference to finalize its decision regarding the inspection team’s findings. In a letter dated June 23, 2014, the NRC classified both findings as “yellow with substantial safety significance.” In an assessment follow-up letter for ANO dated July 29, 2014, the NRC stated that given the two yellow findings, it determined that the performance at ANO is in the “degraded cornerstone column,” or column 3, of the NRC’s reactor oversight process action matrix beginning the first quarter 2014. Corrective actions in response to the NRC’s findings have been taken and remain ongoing at ANO. The NRC plans to conduct supplemental inspection activity to review the actions taken to address the yellow findings. Entergy will continue to interact with the NRC to address the NRC’s findings.

In September 2014 the NRC issued an inspection report on the flood barrier effectiveness issue that was still under review at the time of the March 2014 inspection report. While Entergy believes that the flood barrier issues that led to the finding have been addressed at ANO, NRC processes still required that the NRC assess the safety significance of the deficiencies. In its September 2014 inspection report, the NRC discussed a preliminary finding of “yellow with substantial safety significance” for the Unit 1 and Unit 2 auxiliary and emergency diesel fuel storage buildings.  The NRC indicated that these preliminary findings may warrant additional regulatory oversight.  Entergy requested a public regulatory conference regarding the inspection, and the conference was held on October 28, 2014. During the regulatory conference, Entergy presented information related to the facts and assumptions used by the NRC in arriving at its preliminary finding of “yellow with substantial safety significance.” In January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.”

The NRC’s January 2015 letter did not advise ANO of the additional level of oversight that will result from the yellow finding related to the flood barrier issue, and it stated that the NRC would inform ANO of this decision by separate correspondence. The yellow finding may result in ANO being placed into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column would require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. The additional NRC inspection activities at the site are expected to increase ANO’s operating costs.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
	(In Thousands)
Cash and cash equivalents at beginning of period	$127,022	$34,533	$22,599

Net cash provided by (used in):
Operating activities	403,826	401,250	509,117
Investing activities	(600,628)	(524,473)	(723,248)
Financing activities	288,285	215,712	226,065
Net increase in cash and cash equivalents	91,483	92,489	11,934

Cash and cash equivalents at end of period	$218,505	$127,022	$34,533

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $2.6 million in 2014 primarily due to:

•
income tax refunds of $48.9 million in 2014 compared to income tax payments of $184.6 million in 2013. Entergy Arkansas received income tax refunds in 2014 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax refunds in 2014 resulted primarily from the utilization of Entergy Arkansas’s net operating losses by the consolidated group whereas the income tax payments in 2013 resulted primarily from the reversal of temporary differences for which Entergy Arkansas had previously claimed a tax deduction;

•	approximately $25 million in spending in 2013 related to the generator stator incident at ANO, as discussed above; and

•	$13.4 million in insurance proceeds received in 2014 for property damages related to the generator stator incident at ANO, as discussed above.

The increase was partially offset by:

•
a decrease in the recovery of fuel and purchased power costs including a $68 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period and a $33.7 million System Agreement bandwidth remedy payment made in September 2014 as a result of the compliance filing pursuant to the FERC’s orders related to the bandwidth payments/receipts for the comprehensive recalculation for 2007, 2008, and 2009. See Note 2 to the financial statements for a discussion of the System Agreement bandwidth remedy payments;

•
an increase of $60.1 million in pension contributions in 2014. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding;

•	proceeds of $38 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel;

•	the timing of payments to vendors; and

•	an increase of $24.6 million in storm spending in 2014.

Net cash flow provided by operating activities decreased $107.9 million in 2013 primarily due to:

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

•	a decrease in the recovery of fuel and purchased power costs.

The decrease was partially offset by:

•	proceeds of $38 million associated with the payments received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel; and

•	the $30.6 million June 2012 refund to AmerenUE, including interest, in rough production cost equalization payments previously collected from Ameren UE .

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash used in investing activities increased $76.2 million in 2014 primarily due to:

•	an increase of $101.4 million storm spending in 2014;

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	proceeds of $10.3 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel.

The decrease was partially offset by:

•	approximately $69 million in spending in 2013 related to the generator stator incident at ANO, as discussed above;

•	$36.6 million in insurance proceeds received in 2014 for property damages related to the generator stator incident at ANO, as discussed above; and

•	money pool activity.

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased by $15.3 million in 2014 as compared to increasing by $9.5 million in 2013. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities decreased $198.8 million in 2013 primarily due to the purchase of the Hot Spring Energy Facility for approximately $253 million in November 2012 and fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle. See Note 15 to the financial statements for a discussion of the purchase of the Hot Spring Energy Facility.

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

Financing Activities

Net cash provided by financing activities increased $72.6 million in 2014 primarily due to:

•	the issuance of $375 million of 3.70% Series first mortgage bonds in March 2014;

•	the retirement, at maturity, of $300 million of 5.40% Series first mortgage bonds in August 2013;

•	the issuance of $90 million of 9% Series L notes by the nuclear fuel company variable interest entity in July 2014;

•	the issuance of $250 million of 4.95% Series first mortgage bonds in December 2014;

•	net borrowings of $48 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2014 compared to net repayments of $36.7 million in 2013;

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•	the retirement, at maturity, of $30 million of 9% Series H notes by the nuclear fuel company variable interest entity in June 2013; and

•	a decrease of $5 million in common stock dividends paid in 2014.

The increase was partially offset by:

•	borrowings on a $250 million term loan credit facility entered into in July 2013 and its repayment, prior to maturity, in March 2014;

•	the issuance of $250 million of 3.05% Series first mortgage bonds in May 2013;

•	the issuance of $125 million of 4.75% Series first mortgage bonds in June 2013;

•	the retirement, prior to maturity, of $115 million of 5.0% Series first mortgage bonds in April 2014; and

•	the retirement, at maturity, of $70 million of 5.69% Series I notes by the nuclear fuel company variable interest entity in July 2014.

Net cash provided by financing activities decreased $10.4 million in 2013 primarily due to:

•	the retirement, at maturity, of $30 million of 9% Series H notes by the nuclear fuel company variable interest entity in June 2013;

•	the retirement, at maturity, of $300 million of 5.40% Series first mortgage bonds in August 2013;

•	the issuance of $200 million of 4.9% Series first mortgage bonds in December 2012;

•	the issuance of $60 million of 2.62% Series K notes by the nuclear fuel company variable interest entity in December 2012; and

•	the net repayment of $36.7 million of borrowings on the nuclear fuel company variable interest entity credit facility in 2013 compared to net borrowings of $2.8 million in 2012.

The decrease was partially offset by:

•	the issuance of $250 million of 3.05% Series first mortgage bonds in May 2013 and $125 million of 4.75% Series first mortgage bonds in June 2013; and

•	borrowings on a $250 million term loan credit facility entered into in July 2013.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Arkansas is primarily due to an increase in long-term debt as a result of the issuance of $375 million of 3.70% Series first mortgage bonds in March 2014.

	December 31, 2014	December 31, 2013
Debt to capital	58.4%	56.7%
Effect of excluding the securitization bonds	(0.7%)	(0.9%)
Debt to capital, excluding securitization bonds (a)	57.7%	55.8%
Effect of subtracting cash	(2.2%)	(1.4%)
Net debt to net capital, excluding securitization bonds (a)	55.5%	54.4%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings and long-term debt, including the currently maturing portion. Capital consists of debt, preferred stock without sinking fund, and common equity. Net capital consists of capital less cash and cash equivalents. Entergy Arkansas uses the debt to capital ratios

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Uses of Capital

Entergy Arkansas requires capital resources for:

•	construction and other capital investments;

•	debt and preferred stock maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments.

	2015	2016	2017
	(In Millions)
Planned construction and capital investment:
Generation	$405	$155	$235
Transmission	255	130	80
Distribution	195	180	165
Other	35	20	20
Total	$890	$485	$500

Following are the amounts of Entergy Arkansas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2015	2016-2017	2018-2019	after 2020	Total
	(In Millions)
Long-term debt (a)	$105	$378	$203	$3,963	$4,649
Operating leases	$28	$40	$22	$9	$99
Purchase obligations (b)	$760	$986	$761	$1,694	$4,201

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Arkansas, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which are discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Arkansas currently expects to contribute approximately $92.5 million to its pension plans and approximately $16.9 million to other postretirement plans in 2015, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Arkansas has $1.9 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Arkansas includes specific investments, such as the Union Power Station acquisition discussed below; NRC post-Fukushima requirements; environmental compliance spending, including potential scrubbers at White Bluff to meet pending Arkansas state requirements under the Clean Air Visibility Rule; transmission projects to enhance reliability, reduce congestion, and enable economic growth; resource planning; generation projects; system improvements; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, requirements, and oversight, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Arkansas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly.  Entergy Arkansas’s long-term debt indenture restricts the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of December 31, 2014, Entergy Arkansas had restricted retained earnings unavailable for distribution to Entergy Corporation of $394.9 million.

Union Power Station Purchase Agreement

In December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Pursuant to the agreement, Entergy Gulf States Louisiana will acquire two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy Texas will each acquire one power block and a 25% undivided ownership interest in such related assets. (If Entergy Arkansas or Entergy Texas do not obtain approval for the purchase of their power blocks, Entergy Gulf States Louisiana will seek to purchase the power blocks not approved.) The base purchase price is expected to be approximately $948 million (approximately $237 million for each power block) subject to adjustments.  In addition, Entergy Gulf States Louisiana anticipates selling 20% of the capacity and energy associated with its two power blocks to Entergy New Orleans through a cost-based, life-of-unit power purchase agreement. The purchase is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies. These include regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law. In December 2014, Entergy Texas filed its application with the PUCT for approval of the acquisition. The PUCT has indicated that it will convene the hearing on the merits of this case in June 2015. Entergy Texas intends to file a rate application to seek cost recovery later in 2015. In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC and Entergy Arkansas filed its application with the APSC, each for approval of the acquisition and cost recovery. Closing is targeted to occur in late-2015.

Sources of Capital

Entergy Arkansas’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred stock issuances; and

•	bank financing under new or existing facilities.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Arkansas’s receivables from the money pool were as follows as of December 31 for each of the following years.

2014	2013	2012	2011
(In Thousands)
$2,218	$17,531	$8,035	$17,362

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas has credit facilities in the amount of $20 million and $150 million scheduled to expire in April 2015 and March 2019, respectively.  The $150 million credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2014, there were no cash borrowings and no letters of credit outstanding under the credit facilities.  In addition, Entergy Arkansas entered into an uncommitted letter of credit facility in 2014 as a means to post collateral to support its obligations under MISO. As of December 31, 2014, a $2 million letter of credit was outstanding under Entergy Arkansas’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  As of December 31, 2014, $48 million was outstanding on the credit facility.  See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas obtained authorizations from the FERC through October 2015 for short-term borrowings not to exceed an aggregate amount of $250 million at any time outstanding and long-term borrowings by its nuclear fuel company variable interest entity. See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits. The long-term securities issuances of Entergy Arkansas are limited to amounts authorized by the APSC and the Tennessee Regulatory Authority; the current authorizations extend through December 2015.

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

In December 2014, Entergy Arkansas issued $250 million of 4.95% Series first mortgage bonds due December 2044. Entergy Arkansas used the proceeds for general corporate purposes.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

Retail Rates

2013 Base Rate Filing

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing assumed Entergy Arkansas’s transition to MISO in December 2013, and requested a rate increase of $174 million, including $49 million of revenue being transferred from collection in riders to base rates. The filing also proposed a new transmission rider and a capacity cost recovery rider. The filing requested a 10.4% return on common equity. In September 2013, Entergy Arkansas filed testimony reflecting an updated rate increase request of $145 million, with no change to its requested return on common equity of 10.4%. Hearings in the proceeding began in October 2013, and in December 2013 the APSC issued an order. The order authorized a base rate increase of $81 million and included an authorized return on common equity of 9.3%. The order allows Entergy Arkansas to amortize its human capital management costs over a three-and-a-half year period, but also orders Entergy Arkansas to file a detailed report of the Arkansas-specific costs, savings and final payroll changes upon conclusion of the human capital management strategic imperative. The detailed report was subsequently filed in February 2015. The substance of the report will be addressed in Entergy Arkansas’s next base rate filing. New rates were implemented in the first billing cycle of March 2014, effective as of January 2014. Additionally, in January 2014, Entergy Arkansas filed a petition for rehearing or clarification of several aspects of the APSC’s order, including the 9.3% authorized return on common equity. In February 2014 the APSC granted Entergy Arkansas’s petition for the purpose of considering the additional evidence identified by Entergy Arkansas. In August 2014 the APSC issued an order amending certain aspects of the original order, including providing for a 9.5% authorized return on common equity. Pursuant to the August 2014 order, revised rates are effective for all bills rendered after December 31, 2013 and were implemented in the first billing cycle of October 2014.

On January 30, 2015, Entergy Arkansas filed with the APSC a notice of intent to file a rate case within 60 to 90 days.

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

In May 2014, Entergy Arkansas filed its annual redetermination of the production cost allocation rider to recover the $3 million unrecovered retail balance as of December 31, 2013 and the $67.8 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. In June 2014 the APSC suspended the annual redetermination of the production cost allocation rider and scheduled a hearing in September 2014. Upon a joint motion of the parties, the APSC canceled the September 2014 hearing and in January 2015 the APSC issued an order approving Entergy Arkansas’s request for recovery of the $3 million under-recovered amount based on the true-up of the production cost allocation rider and the $67.8 million May 2014 System Agreement bandwidth remedy payment subject to refund with interest, with recovery of these payments concluding with the last billing cycle in December 2015. The APSC also found that Entergy Arkansas is entitled to carrying charges pursuant to the current terms of the production cost allocation rider. Entergy Arkansas made its compliance filing pursuant to the order in January 2015 and the APSC issued its approval order, also in January 2015. The redetermined rate went into effect the first billing cycle of February 2015.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In October 2005 the APSC initiated an investigation into Entergy Arkansas’s interim energy cost recovery rate.  The investigation focused on Entergy Arkansas’s 1) gas contracting, portfolio, and hedging practices; 2) wholesale purchases during the period; 3) management of the coal inventory at its coal generation plants; and 4) response to the contractual failure of the railroads to provide coal deliveries.  In March 2006 the APSC extended its investigation to cover the costs included in Entergy Arkansas’s March 2006 annual energy cost rate filing, and a hearing was held in the APSC investigation in October 2006.

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

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its redetermination of its energy cost rate to be filed in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude $65.9 million of deferred fuel and purchased energy costs incurred in 2013 from the redetermination of its 2014 energy cost rate. The $65.9 million is an estimate of the incremental fuel and replacement energy costs that Entergy Arkansas incurred as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information is available regarding various claims associated with the ANO stator incident. The APSC approved Entergy Arkansas’s request in February 2014. See the “ANO Damage, Outage, and NRC Reviews” section above for further discussion of the ANO stator incident.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

including costs recorded as regulatory assets of approximately $22 million.  In the Entergy Arkansas 2013 rate case, the APSC approved inclusion of the construction spending in rate base and approved an increase in the normal storm cost accrual, which will effectively amortize the regulatory asset over a five-year period.

Opportunity Sales Proceeding

In June 2009, the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenges sales made beginning in 2002 and requests refunds.  In July 2009, the Utility operating companies filed a response to the complaint requesting that the FERC dismiss the complaint on the merits without hearing because the LPSC has failed to meet its burden of showing any violation of the System Agreement and failed to produce any evidence of imprudent action by the Entergy System.  In their response, the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The response further explained that the FERC already had determined that Entergy Arkansas’s short-term wholesale sales did not trigger the “right-of-first-refusal” provision of the System Agreement.  While the D.C. Circuit recently determined that the “right-of-first-refusal” issue was not properly before the FERC at the time of its earlier decision on the issue, the LPSC raised no additional claims or facts that would warrant the FERC reaching a different conclusion.

The LPSC filed direct testimony in the proceeding alleging, among other things, (1) that Entergy violated the System Agreement by permitting Entergy Arkansas to make non-requirements sales to non-affiliated third parties rather than making such energy available to the other Utility operating companies’ customers; and (2) that over the period 2000 - 2009, these non-requirements sales caused harm to the Utility operating companies’ customers and these customers should be compensated for this harm by Entergy.  In subsequent testimony, the LPSC modified its original damages claim in favor of quantifying damages by re-running intra-system bills.  The Utility operating companies believe the LPSC’s allegations are without merit.  A hearing in the matter was held in August 2010.

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

As required by the procedural schedule established in the calculation proceeding, Entergy filed its direct testimony that included a proposed illustrative re-run, consistent with the directives in FERC’s order, of intra-system bills for 2003, 2004, and 2006, the three years with the highest volume of opportunity sales.  Entergy’s proposed illustrative re-run of intra-system bills shows that the potential cost for Entergy Arkansas would be up to $12 million

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

for the years 2003, 2004, and 2006, excluding interest, and the potential benefit would be significantly less than that for each of the other Utility operating companies.  Entergy’s proposed illustrative re-run of the intra-system bills also shows an offsetting potential benefit to Entergy Arkansas for the years 2003, 2004, and 2006 resulting from the effects of the FERC’s order on System Agreement Service Schedules MSS-1, MSS-2, and MSS-3, and the potential offsetting cost would be significantly less than that for each of the other Utility operating companies.  Entergy provided to the LPSC an illustrative intra-system bill recalculation as specified by the LPSC for the years 2003, 2004, and 2006, and the LPSC then filed answering testimony in December 2012.  In its testimony the LPSC claims that the damages, excluding interest, that should be paid by Entergy Arkansas to the other Utility operating company’s customers for 2003, 2004, and 2006 are $42 million to Entergy Gulf States, Inc., $7 million to Entergy Louisiana, $23 million to Entergy Mississippi, and $4 million to Entergy New Orleans. The FERC staff and certain intervenors filed direct and answering testimony in February 2013. In April 2013, Entergy filed its rebuttal testimony in that proceeding, including a revised illustrative re-run of the intra-system bills for the years 2003, 2004, and 2006. The revised calculation determines the re-pricing of the opportunity sales based on consideration of moveable resources only and the removal of exchange energy received by Entergy Arkansas, which increases the potential cost for Entergy Arkansas over the three years 2003, 2004, and 2006 by $2.3 million from the potential costs identified in the Utility operating companies’ prior filings in September and October 2012. A hearing was held in May 2013 to quantify the effect of repricing the opportunity sales in accordance with the FERC’s decision.

In August 2013 the presiding judge issued an initial decision in the calculation proceeding. The initial decision concludes that the methodology proposed by the LPSC, rather than the methodologies proposed by Entergy or the FERC Staff, should be used to calculate the payments that Entergy Arkansas is to make to the other Utility operating companies. The initial decision also concludes that the other System Agreement service schedules should not be adjusted and that payments by Entergy Arkansas should not be reflected in the rough production cost equalization bandwidth calculations for the applicable years. The initial decision does recognize that the LPSC’s methodology would result in an inequitable windfall to the other Utility operating companies and, therefore, concludes that any payments by Entergy Arkansas should be reduced by 20%. The Utility operating companies are currently analyzing the effects of the initial decision. The LPSC, APSC, City Council, and FERC staff filed briefs on exceptions and/or briefs opposing exceptions. Entergy filed a brief on exceptions requesting that FERC reverse the initial decision and a brief opposing certain exceptions taken by the LPSC and FERC staff. The FERC’s review of the initial decision is pending. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing the initial decision and Entergy submits a subsequent filing to comply with that order.

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization,” “System Agreement,” and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials within the reactor coolant system.  The issue is applicable to ANO and is managed in accordance with industry standard practices and guidelines that include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders. Entergy Arkansas’s estimated capital expenditures for 2015 through 2017 for complying with the NRC orders are included in the planned construction and other capital investments estimates given in “Liquidity and Capital Resources - Uses of Capital” above.

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

In 2014, Entergy Arkansas recorded a revision to its estimated decommissioning cost liabilities for ANO 1 and ANO 2 as a result of a revised decommissioning cost study.  The revised estimates resulted in a $47.6 million increase in the decommissioning cost liabilities, along with a corresponding increase in the related asset retirement cost assets that will be depreciated over the remaining lives of the units.

Unbilled Revenue

As discussed in Note 1 to the financial statements, Entergy Arkansas records an estimate of the revenues earned for energy delivered since the latest customer billing.  Each month the estimated unbilled revenue amounts are recorded as revenue and a receivable, and the prior month’s estimate is reversed.  The difference between the estimate of the

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Qualified Pension and Other Postretirement Benefits

Entergy Arkansas’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.   See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Qualified Pension Cost	Impact on 2014 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$3,172	$51,882
Rate of return on plan assets	(0.25%)	$2,153	$—
Rate of increase in compensation	0.25%	$1,238	$7,401

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Postretirement Benefit Cost	Impact on 2014 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$749	$10,813
Health care cost trend	0.25%	$1,276	$9,378

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2014 was $42.4 million.  Entergy Arkansas anticipates 2015 qualified pension cost to be $62.7 million.  Entergy Arkansas contributed $95.5 million to its pension plan in 2014 and estimates 2015 pension contributions to be approximately $92.5 million, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.

Total postretirement health care and life insurance benefit income for Entergy Arkansas in 2014 was $2.1 million.  Entergy Arkansas expects 2015 postretirement health care and life insurance benefit costs of approximately

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

$3.2 million.  Entergy Arkansas contributed $15.3 million to its other postretirement plans in 2014 and expects to contribute approximately $16.9 million in 2015.

The retirement and mortality rate assumptions are reviewed every three-to-five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2014 actuarial study reviewed plan experience from 2010 through 2013.  As a result of the 2014 actuarial study and the issuance of new mortality tables in October 2014 by the Society of Actuaries, changes were made to reflect modified demographic pattern expectations as well as longer life expectancies.  These changes are reflected in the December 31, 2014 financial disclosures. Adoption of the new mortality assumptions for 2015 resulted in an increase at December 31, 2014 of  $106.9 million in the qualified pension benefit obligation and $16 million in the accumulated postretirement obligation.  The new mortality assumptions increased anticipated 2015 qualified pension cost by approximately $15.4 million and other postretirement cost by approximately $2.2 million. Pension funding guidelines, as established by the Employee Retirement Income Security Act of 1974, as amended and the Internal Revenue Code of 1986, as amended, are not expected to incorporate the October 2014 Society of Actuaries new mortality assumptions until after 2015, possibly 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc. and Subsidiaries
Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated income statements, consolidated statements of cash flows, and consolidated statements of changes in common equity (pages 316 through 320 and applicable items in page 61 through 234) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$2,172,391	$2,190,159	$2,127,004

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	327,695	426,316	480,464
Purchased power	528,815	473,326	431,932
Nuclear refueling outage expenses	43,258	40,499	47,103
Other operation and maintenance	647,461	592,892	545,782
Decommissioning	46,972	43,058	40,484
Taxes other than income taxes	91,470	89,471	89,527
Depreciation and amortization	236,770	230,512	222,734
Other regulatory credits - net	(20,054)	(10,975)	(38,406)
TOTAL	1,902,387	1,885,099	1,819,620

OPERATING INCOME	270,004	305,060	307,384

OTHER INCOME
Allowance for equity funds used during construction	7,238	10,913	9,070
Interest and investment income	23,075	30,148	15,169
Miscellaneous - net	(5,144)	(4,275)	(4,049)
TOTAL	25,169	36,786	20,190

INTEREST EXPENSE
Interest expense	93,921	91,318	82,860
Allowance for borrowed funds used during construction	(3,769)	(3,207)	(2,457)
TOTAL	90,152	88,111	80,403

INCOME BEFORE INCOME TAXES	205,021	253,735	247,171

Income taxes	83,629	91,787	94,806

NET INCOME	121,392	161,948	152,365

Preferred dividend requirements	6,873	6,873	6,873

EARNINGS APPLICABLE TO COMMON STOCK	$114,519	$155,075	$145,492

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)
OPERATING ACTIVITIES
Net income	$121,392	$161,948	$152,365
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	387,945	357,639	357,913
Deferred income taxes, investment tax credits, and non-current taxes accrued	130,132	130,707	(67,482)
Changes in assets and liabilities:
Receivables	25,661	(26,320)	(30,786)
Fuel inventory	(9,394)	7,471	(68)
Accounts payable	(120,097)	141,041	(179,009)
Prepaid taxes and taxes accrued	14,261	(204,990)	178,688
Interest accrued	(1,786)	(6,382)	(1,463)
Deferred fuel costs	(140,483)	28,609	112,471
Other working capital accounts	72,411	(34,909)	55,735
Provisions for estimated losses	(57)	(76)	182
Other regulatory assets	(367,234)	214,131	(88,119)
Pension and other postretirement liabilities	252,639	(295,435)	75,725
Other assets and liabilities	38,436	(72,184)	(57,035)
Net cash flow provided by operating activities	403,826	401,250	509,117
INVESTING ACTIVITIES
Construction expenditures	(535,464)	(489,079)	(361,858)
Allowance for equity funds used during construction	10,789	14,550	12,441
Nuclear fuel purchases	(195,092)	(88,637)	(215,968)
Proceeds from sale of nuclear fuel	75,860	36,478	96,700
Proceeds from nuclear decommissioning trust fund sales	181,489	266,391	144,275
Investment in nuclear decommissioning trust funds	(190,062)	(274,519)	(154,608)
Payment for purchase of plant	—	—	(253,043)
Change in money pool receivable - net	15,313	(9,496)	9,327
Changes in securitization account	(261)	568	(514)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	10,271	—
Counterparty collateral deposit	—	9,000	—
Insurance proceeds	36,600	—	—
Other	200	—	—
Net cash flow used in investing activities	(600,628)	(524,473)	(723,248)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	707,465	716,595	252,347
Retirement of long-term debt	(447,815)	(442,302)	(12,230)
Changes in short-term borrowings - net	47,968	(36,735)	2,821
Dividends paid:
Common stock	(10,000)	(15,000)	(10,000)
Preferred stock	(6,873)	(6,873)	(6,873)
Other	(2,460)	27	—
Net cash flow provided by financing activities	288,285	215,712	226,065
Net increase in cash and cash equivalents	91,483	92,489	11,934
Cash and cash equivalents at beginning of period	127,022	34,533	22,599
Cash and cash equivalents at end of period	$218,505	$127,022	$34,533
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$90,285	$92,353	$79,271
Income taxes	($48,948)	$184,592	($20,480)
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2014	2013
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$10,526	$4,181
Temporary cash investments	207,979	122,841
Total cash and cash equivalents	218,505	127,022
Securitization recovery trust account	4,096	3,835
Accounts receivable:
Customer	97,314	102,328
Allowance for doubtful accounts	(32,247)	(30,113)
Associated companies	32,187	68,875
Other	110,269	94,256
Accrued unbilled revenues	80,704	82,298
Total accounts receivable	288,227	317,644
Accumulated deferred income taxes	21,533	33,556
Deferred fuel costs	143,279	68,696
Fuel inventory - at average cost	50,898	41,504
Materials and supplies - at average cost	162,792	152,429
Deferred nuclear refueling outage costs	29,690	31,135
System agreement cost equalization	—	30,000
Prepayments and other	9,588	58,911
TOTAL	928,608	864,732

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	769,883	710,913
Other	14,170	30,845
TOTAL	784,053	741,758

UTILITY PLANT
Electric	9,139,181	8,798,458
Property under capital lease	961	1,064
Construction work in progress	284,322	209,036
Nuclear fuel	293,695	321,901
TOTAL UTILITY PLANT	9,718,159	9,330,459
Less - accumulated depreciation and amortization	4,191,959	4,034,880
UTILITY PLANT - NET	5,526,200	5,295,579

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	64,214	73,864
Other regulatory assets (includes securitization property of $67,877 as of December 31, 2014 and $80,963 as of December 31, 2013)	1,391,276	1,014,392
Deferred fuel costs	65,900	—
Other	47,674	44,565
TOTAL	1,569,064	1,132,821

TOTAL ASSETS	$8,807,925	$8,034,890

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2014	2013
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$—	$70,000
Short-term borrowings	47,968	—
Accounts payable:
Associated companies	56,078	149,802
Other	174,998	228,160
Customer deposits	115,647	86,512
Taxes accrued	24,240	9,979
Accumulated deferred income taxes	15,009	9,231
Interest accrued	20,250	22,036
Other	27,872	55,656
TOTAL	482,062	631,376

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,997,983	1,906,562
Accumulated deferred investment tax credits	37,708	38,958
Other regulatory liabilities	254,036	219,370
Decommissioning	818,351	723,771
Accumulated provisions	5,689	5,746
Pension and other postretirement liabilities	571,870	319,211
Long-term debt (includes securitization bonds of $76,164 as of December 31, 2014 and $88,961 as of December 31, 2013)	2,671,343	2,335,802
Other	28,296	18,026
TOTAL	6,385,276	5,567,446

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2014 and 2013	470	470
Paid-in capital	588,471	588,471
Retained earnings	1,235,296	1,130,777
TOTAL	1,824,237	1,719,718

TOTAL LIABILITIES AND EQUITY	$8,807,925	$8,034,890

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2014, 2013, and 2012

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$470	$588,444	$855,210	$1,444,124
Net income	—	—	152,365	152,365
Common stock dividends	—	—	(10,000)	(10,000)
Preferred stock dividends	—	—	(6,873)	(6,873)
Balance at December 31, 2012	$470	$588,444	$990,702	$1,579,616
Net income	—	—	161,948	161,948
Common stock dividends	—	—	(15,000)	(15,000)
Preferred stock dividends	—	—	(6,873)	(6,873)
Other	—	27	—	27
Balance at December 31, 2013	$470	$588,471	$1,130,777	$1,719,718
Net income	—	—	121,392	121,392
Common stock dividends	—	—	(10,000)	(10,000)
Preferred stock dividends	—	—	(6,873)	(6,873)
Balance at December 31, 2014	$470	$588,471	$1,235,296	$1,824,237

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2014	2013	2012	2011	2010
	(In Thousands)

Operating revenues	$2,172,391	$2,190,159	$2,127,004	$2,084,310	$2,082,447
Net Income	$121,392	$161,948	$152,365	$164,891	$172,618
Total assets	$8,807,925	$8,034,890	$7,819,445	$7,212,212	$6,751,368
Long-term obligations (a)	$2,787,693	$2,452,152	$1,910,245	$1,992,271	$1,946,494

(a) Includes long-term debt (excluding currently maturing debt) and preferred stock without sinking fund.

	2014	2013	2012	2011	2010
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$755	$772	$766	$756	$773
Commercial	461	469	472	450	441
Industrial	424	433	439	421	415
Governmental	18	19	20	20	20
Total retail	1,658	1,693	1,697	1,647	1,649

Sales for resale:
Associated companies	131	346	320	279	302
Non-associated companies	282	83	49	96	78
Other	101	68	61	62	53
Total	$2,172	$2,190	$2,127	$2,084	$2,082

Billed Electric Energy Sales (GWh):
Residential	8,070	7,921	7,859	8,229	8,501
Commercial	5,934	5,929	6,046	6,051	6,144
Industrial	6,808	6,769	6,925	7,029	7,082
Governmental	238	241	257	275	277
Total retail	21,050	20,860	21,087	21,584	22,004

Sales for resale:
Associated companies	2,299	7,918	7,926	6,893	7,853
Non-associated companies	8,003	1,011	1,093	1,304	850
Total	31,352	29,789	30,106	29,781	30,707

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

In June 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed a business combination study report with the LPSC. The report contained a preliminary analysis of the potential combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility, including an overview of the combination that identified its potential customer benefits. Although not part of the business combination, Entergy Louisiana provided notice to the City Council in June 2014 that it would seek authorization to transfer to Entergy New Orleans the assets that currently support the provision of service to Entergy Louisiana’s customers in Algiers. Entergy Louisiana subsequently filed the referenced application with the City Council in October 2014. In the summer of 2014, Entergy Louisiana and Entergy Gulf States Louisiana held technical conferences and face-to-face meetings with LPSC staff and other stakeholders to discuss potential effects of the combination, solicit suggestions and concerns, and identify areas in which additional information might be needed.

On September 30, 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility.

The combination is subject to regulatory review and approval of the LPSC, the FERC, and the NRC. In June 2014, Entergy submitted an application to the NRC for approval of River Bend and Waterford 3 license transfers as part of the steps to complete the business combination. The combination also could be subject to regulatory review of the City Council if Entergy Louisiana continues to own the assets that currently support Entergy Louisiana’s customers in Algiers at the time the combination is effectuated. In November 2014, Entergy Louisiana filed an application with the City Council seeking authorization to undertake the combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the combination. In December 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed applications with the FERC requesting authorization for the business combination and the Algiers asset transfer. In January 2015, Entergy Services filed an application with the FERC for financing authority for the combined company. If approvals are obtained from the LPSC, the FERC, the NRC, and, if required, the City Council, Entergy Louisiana and Entergy Gulf States Louisiana expect the combination will be effected in the second half of 2015.

The procedural schedule in the LPSC business combination proceeding calls for LPSC Staff and intervenor testimony to be filed in March 2015, with a hearing scheduled for June 2015. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the LPSC issue its decision regarding the business combination in August 2015. In the City Council business combination proceeding, the City Council announced through a resolution that it would not initiate an active review of the business combination filing, but instead would establish a business combination docket for the limited purpose of receiving information filings relative to the business combination proceedings at the LPSC.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

Results of Operations

Net Income

2014 Compared to 2013

Net income increased slightly, by $0.8 million, primarily due to higher net revenue and lower other operation and maintenance expenses, substantially offset by a higher effective income tax rate, lower other income, higher depreciation and amortization expenses, higher interest expense, and higher taxes other than income taxes.

2013 Compared to 2012

Net income increased $2.7 million primarily due to higher net revenue and higher other income, substantially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher taxes other than income taxes, and a higher effective income tax rate partially due to the settlement of the tax treatment related to Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing in June 2012. See Note 3 to the financial statements for additional discussion of the tax treatment.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Net Revenue

2014 Compared to 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2014 to 2013.

Amount
(In Millions)

2013 net revenue	$913.4
Volume/weather	19.2
Asset retirement obligation	14.3
MISO deferral	8.4
Transmission equalization	3.5
Retail electric price	3.3
Other	1.5
2014 net revenue	$963.6

The volume/weather variance is primarily due to an increase of 1,160 GWh, or 6%, in billed electricity usage, including the effect of more favorable weather on residential sales and higher industrial usage primarily in the chemicals industry.

The asset retirement obligation affects net revenue because Entergy Gulf States Louisiana records a regulatory debit or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance is primarily caused by an increase in regulatory credits because of a decrease in decommissioning trust earnings and an increase in regulatory credits to realign the asset retirement obligation regulatory asset with regulatory treatment.

The MISO deferral variance is due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements for further discussion of the recovery of non-fuel MISO-related charges.

The transmission equalization variance is primarily due to changes in transmission investment equalization billings under the Entergy System Agreement compared to the same period in 2013 primarily as a result of Entergy Arkansas’s exit from the System Agreement in December 2013.

The retail electric price variance is primarily due to an increase in purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism. See Note 2 to the financial statements for further discussion of Entergy Gulf States Louisiana’s formula rate plan.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Gulf States Louisiana was required to share with customers the savings from the tax treatment related to the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing. See Note 3 to the financial statements for additional discussion of the tax treatment.

The net wholesale revenue variance is primarily due to higher prices.

The volume/weather variance is primarily due to an increase of 82 GWh, or 0.4%, in billed electricity usage as a result of the effect of more favorable weather, as compared to the prior period, primarily on residential sales. The increase was also driven by higher industrial usage primarily in the chemicals industry.

Other Income Statement Variances

2014 Compared to 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $20.7 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•	a decrease of $7.2 million due to costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

•	a decrease of $2.3 million in loss reserves.

The decrease was partially offset by:

•	an increase of $6.9 million due to administration fees in 2014 related to participation in the MISO RTO. The LPSC approved deferral of these expenses resulting in no net income effect;

•	an increase of $3.6 million in outside regulatory, consulting, and legal fees;

•	an increase of $1.7 million in customer service costs primarily due to write-offs in 2014 of uncollectible customer accounts; and

•	several individually insignificant items.

Entergy Gulf States Louisiana, L.L.C.
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

Interest expense increased primarily due to $3.6 million of carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac, as approved by the LPSC, and the issuance of $110 million of 3.78% Series first mortgage bonds in July 2014.

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

•
an increase of $13.5 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative, partially offset by the deferral, as approved by the LPSC, of $9.8 million of these costs. See the “Human Capital Management Strategic Imperative” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion;

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Income Taxes

The effective income tax rates were 35.3%, 26%, and 24.9% for 2014, 2013, and 2012, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
	(In Thousands)
Cash and cash equivalents at beginning of period	$15,581	$35,686	$24,845

Net cash provided by (used in):
Operating activities	592,551	434,726	346,208
Investing activities	(391,283)	(336,644)	(201,440)
Financing activities	(53,886)	(118,187)	(133,927)
Net increase (decrease) in cash and cash equivalents	147,382	(20,105)	10,841

Cash and cash equivalents at end of period	$162,963	$15,581	$35,686

Operating Activities

Net cash flow provided by operating activities increased $157.8 million in 2014 primarily due to:

•
proceeds of $69 million received from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financing. See Note 2 to the financial statements and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

•	lower nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2013 and did not have one in 2014; and

•	the timing of collections from customers.

The increase was partially offset by an increase of $18.6 million in pension contributions in 2014. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Net cash flow provided by operating activities increased $88.5 million in 2013 primarily due to:

•
a decrease of $84.1 million in income tax payments in 2013 compared to 2012. Entergy Gulf States Louisiana had income tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. In 2013, the payments resulted primarily from the reversal of temporary differences for which Entergy Gulf States Louisiana had previously claimed a tax deduction. In 2012, Entergy Gulf States Louisiana no longer had a net operating loss carryover from prior years to reduce current taxable income; and

•	decreased Hurricane Isaac storm spending in 2013.

The increase was partially offset by higher nuclear refueling outage spending at River Bend. River Bend had a refueling outage in 2013 and did not have one in 2012.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $54.6 million in 2014 primarily due to:

•	the deposit in 2014 of $68.5 million into the storm escrow account;

•
the investment in 2014 of $66.2 million in affiliate securities as a result of the Act 55 storm cost financing. See Note 2 to the financial statements and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

•	the withdrawal of $65.5 million from the storm reserve escrow account in 2013; and

•	an increase in fossil-fueled generation expenditures as a result of an increased scope of work in 2014.

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

Net cash flow used in investing activities increased $135.2 million in 2013 primarily due to:

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

Financing Activities

Net cash flow used in financing activities decreased $64.3 million in 2014 primarily due to:

•	the issuance of $110 million of 3.78% Series first mortgage bonds in July 2014;

•	the retirement, at maturity, of $75 million of 5.56% Series N notes by the nuclear fuel company variable interest entity in May 2013; and

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

•	money pool activity.

The decrease was partially offset by:

•	the issuance of $70 million of 3.38% Series R notes by the nuclear fuel company variable interest entity in February 2013;

•	an increase of $47 million in common equity distributions in 2014; and

•	payments of $14.8 million on credit borrowings in 2014 compared to an increase of $14.8 million in credit borrowings in 2013 against the nuclear fuel company variable interest entity credit facility.

    Decreases in Entergy Gulf States Louisiana’s payable to the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s payable to the money pool decreased by $7.1 million in 2013.

Net cash flow used in financing activities decreased $15.7 million in 2013 primarily due to $14.8 million in credit borrowings in 2013 compared to payments of $29.4 million on credit borrowings in 2012 against the nuclear fuel company variable interest entity credit facility.

The decrease was partially offset by:

•	money pool activity;

•	an increase of $5.7 million in common equity distributions;

•
the issuance of $75 million of 3.25% Series Q notes by the nuclear fuel company variable interest entity in July 2012 compared to the issuance of $70 million of 3.38% Series R notes by the nuclear fuel company variable interest entity in February 2013;

•
the retirement, at maturity, of $75 million of 5.56% Series N notes by the nuclear fuel company variable interest entity in May 2013 compared to the retirement, at maturity, of $60 million of 5.41% Series O notes by the nuclear fuel company variable interest entity in July 2012; and

•	the redemption of $10.84 million of pollution control revenue bonds in 2012.

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

	December 31, 2014	December 31, 2013
Debt to capital	53.1%	51.1%
Effect of subtracting cash	(2.6%)	(0.2%)
Net debt to net capital	50.5%	50.9%

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

Uses of Capital

Entergy Gulf States Louisiana requires capital resources for:

•	construction and other capital investments;

•	debt and preferred equity maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distribution and interest payments.

Following are the amounts of Entergy Gulf States Louisiana’s planned construction and other capital investments.

	2015	2016	2017
	(In Millions)
Planned construction and capital investment:
Generation	$570	$145	$210
Transmission	195	150	160
Distribution	95	100	125
Other	40	30	30
Total	$900	$425	$525

Following are the amounts of Entergy Gulf States Louisiana’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2015	2016-2017	2018-2019	After 2019	Total
	(In Millions)
Long-term debt (a)	$115	$244	$509	$1,582	$2,450
Operating leases	$13	$21	$20	$26	$80
Purchase obligations (b)	$308	$490	$398	$275	$1,471

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Gulf States Louisiana, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Gulf States Louisiana expects to contribute approximately $32.5 million to its pension plans and approximately $8.9 million to other postretirement plans in 2015, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also, in addition to the contractual obligations, Entergy Gulf States Louisiana has $427.9 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Gulf States Louisiana includes specific investments, such as the Union Power Station acquisition discussed below; NRC post-Fukushima requirements; environmental compliance spending; transmission projects to enhance reliability, reduce congestion, and enable economic growth; resource planning; generation projects; system improvements; and other investments.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

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

Union Power Station Purchase Agreement

In December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Pursuant to the agreement, Entergy Gulf States Louisiana will acquire two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy Texas will each acquire one power block and a 25% undivided ownership interest in such related assets. (If Entergy Arkansas or Entergy Texas do not obtain approval for the purchase of their power blocks, Entergy Gulf States Louisiana will seek to purchase the power blocks not approved.) The base purchase price is expected to be approximately $948 million (approximately $237 million for each power block) subject to adjustments.  In addition, Entergy Gulf States Louisiana anticipates selling 20% of the capacity and energy associated with its two power blocks to Entergy New Orleans through a cost-based, life-of-unit power purchase agreement. The purchase is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies. These include regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law. In December 2014, Entergy Texas filed its application with the PUCT for approval of the acquisition. The PUCT has indicated that it will convene the hearing on the merits of this case in June 2015. Entergy Texas intends to file a rate application to seek cost recovery later in 2015. In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC and Entergy Arkansas filed its application with the APSC, each for approval of the acquisition and cost recovery. Closing is targeted to occur in late-2015.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

At its June 2012 meeting the LPSC voted to uphold an ALJ recommendation that the request of Entergy Gulf States Louisiana and Entergy Louisiana be declined on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification. The LPSC directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in their upcoming rate case filings that were subsequently filed in February 2013. In the resolution of the rate case proceeding, the LPSC provided for an eight-year amortization of costs incurred in connection with the potential development of a new nuclear generation at River Bend, without carrying costs, beginning in December 2014, provided, however, that amortization of these costs shall not result in a future rate increase. As of December 31, 2014, Entergy Gulf States Louisiana and Entergy Louisiana each have a regulatory asset of $29.2 million on its balance sheet related to these new nuclear generation development costs.

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

Entergy Gulf States Louisiana’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2014	2013	2012	2011
(In Thousands)
$1,166	$1,925	($7,074)	$23,596

See Note 4 to the financial statements for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2019. The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  No borrowings were outstanding under the credit facility as of December 31, 2014.   In addition, Entergy Gulf States Louisiana entered into an uncommitted letter of credit facility in 2014 as a means to post collateral to support its obligations under MISO. As of December 31, 2014, a $27.9 million letter of credit was outstanding under Entergy Gulf States Louisiana’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Gulf States Louisiana obtained authorizations from the FERC through October 2015 for the following:

•	short-term borrowings not to exceed an aggregate amount of $200 million at any time outstanding;

•	long-term borrowings and security issuances; and

•	long-term borrowings by its nuclear fuel company variable interest entity.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

See Note 4 to the financial statements for further discussion of Entergy Gulf States Louisiana’s short-term borrowing limits.

The Entergy Gulf States Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $100 million scheduled to expire in June 2016. No borrowings were outstanding under the credit facility as of December 31, 2014. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

In July 2014, Entergy Gulf States Louisiana issued $110 million of 3.78% Series first mortgage bonds due April 2025. Entergy Gulf States Louisiana used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Gulf States Louisiana’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. In January 2013, Entergy Gulf States Louisiana drew $65 million from its funded storm reserve escrow accounts.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  In May 2013, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Louisiana Act 55). The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Gulf States Louisiana and Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of each company’s costs. Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Entergy Gulf States Louisiana committed to pass on to customers a minimum of $6.9 million of customer benefits through annual customer credits of approximately $1.4 million for five years.  Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In July 2014, Entergy Gulf States Louisiana issued $110 million of 3.78% Series first mortgage bonds due April 2025 and used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes. In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $71 million in bonds under Act 55 of the Louisiana Legislature.  From the $69 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $3 million in a restricted escrow account as a storm damage reserve for Entergy Gulf States Louisiana and transferred $66 million directly to Entergy Gulf States Louisiana.  Entergy Gulf States Louisiana used the $66 million received from the LURC to acquire 662,426.80 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

Entergy Gulf States Louisiana does not report the bonds on its balance sheet because the bonds are the obligation of the LCDA and there is no recourse against Entergy Gulf States Louisiana in the event of a bond default.  To service

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

the bonds, Entergy Gulf States Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy Gulf States Louisiana does not report the collections as revenue because it is merely acting as the billing and collection agent for the state.

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station. Ninemile 6 is a nominally-sized 560 MW unit that is expected to cost approximately $655 million to construct when spending is complete, excluding interconnection and transmission upgrades. Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 25% of the capacity and energy generated by Ninemile 6. The Ninemile 6 capacity and energy is allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans. In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity. In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana. Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction contractor.

Under the terms approved by the LPSC, non-fuel costs may be recovered through Entergy Gulf States Louisiana’s formula rate plan beginning in the month after the unit is placed in service. In July 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an unopposed stipulation with the LPSC that estimates a first year revenue requirement associated with Ninemile 6 and provides a mechanism to update the revenue requirement as the in-service date approaches, which was subsequently approved by the LPSC. In late December 2014, roughly contemporaneous with the unit’s placement in service, a final updated estimated revenue requirement of $26.8 million for Entergy Gulf States Louisiana was filed.  The December 2014 estimate forms the basis of rates implemented effective with the first billing cycle of January 2015.

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

Retail Rates - Electric

In November 2011 the LPSC approved a one-year extension of Entergy Gulf States Louisiana’s formula rate plan.  In May 2012, Entergy Gulf States Louisiana made its formula rate plan filing with the LPSC for the 2011 test year.  The filing reflected an 11.94% earned return on common equity, which was above the earnings bandwidth and indicated a $6.5 million cost of service rate decrease was necessary under the formula rate plan.  The filing also reflected a $22.9 million rate decrease for the incremental capacity rider.  Subsequently, in August 2012, Entergy Gulf States Louisiana submitted a revised filing that reflected an earned return on common equity of 11.86%, which indicated a $5.7 million cost of service rate decrease was necessary under the formula rate plan.  The revised filing also indicated that a reduction of $20.3 million should be reflected in the incremental capacity rider.  The rate reductions were implemented, subject to refund, effective for bills rendered in the first billing cycle of September 2012.  Subsequently, in December 2012, Entergy Gulf States Louisiana submitted a revised evaluation report that reflected expected retail jurisdictional cost of $17 million for the first-year capacity charges for the purchase from Entergy Louisiana of one-third of Acadia Unit 2 capacity and energy.  This rate change was implemented effective with the first billing cycle of January 2013.  The 2011 test year filings, as revised, were approved by the LPSC in February 2013. In April 2013, Entergy Gulf States Louisiana submitted a revised evaluation report increasing the incremental capacity rider by approximately $7.3 million to reflect the cost of an additional capacity contract.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Gulf States Louisiana, and the required filing was made in February 2013. The filing anticipated Entergy Gulf States Louisiana’s integration into MISO. In the filing Entergy Gulf States Louisiana requested, among other relief:

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

Following a hearing before an ALJ and the ALJ’s issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. Major terms of the settlement include approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Gulf States Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain special recovery items; (3) three-year amortization of costs to achieve savings associated with the human capital management strategic imperative, with savings to be reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) no change in rates related to test year 2013, except with respect to recovery of the non-fuel MISO-related costs and any changes to the additional capacity revenue requirement; and (6) no increase in rates related to test year 2014, except for those items eligible for recovery outside of the earnings sharing mechanism. Existing depreciation rates will not change. Implementation of rate changes for items recoverable outside of the earnings sharing mechanism occurred in December 2014.

Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Gulf States Louisiana submitted a compliance filing in May 2014 reflecting the effects of the estimated MISO cost recovery mechanism revenue requirement and adjustment of the additional capacity mechanism. In November 2014, Entergy Gulf States Louisiana submitted an additional compliance filing updating the estimated MISO cost recovery mechanism for the most recent actual data. Based on this updated filing, a net increase of $5.8 million in formula rate plan revenue to be collected over nine months was implemented in December 2014. The compliance filings are subject to the review in accordance with the review process set forth in Entergy Gulf States Louisiana’s formula rate plan.

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

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

In January 2014, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2013.  The filing showed an earned return on common equity of 5.47% which results in a $1.5 million rate increase. In April 2014 the LPSC Staff issued a report indicating “that Entergy Gulf States Louisiana has properly determined its earnings for the test year ended September 30, 2013.” The $1.5 million rate increase was implemented effective with the first billing cycle of April 2014.

In accordance with the settlement of Entergy Gulf States Louisiana’s gas rate stabilization plan for the test year ended September 30, 2012, in August 2014 Entergy Gulf States Louisiana submitted for consideration a proposal for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment and relocation projects mandated by local governments. After review by the LPSC staff and inclusion of certain customer safeguards required by the LPSC staff, in December 2014, Entergy Gulf States Louisiana and the LPSC staff submitted a joint settlement for implementation of an accelerated gas pipe replacement program providing for the replacement of approximately 100 miles of pipe over the next ten years, as well as relocation of certain existing pipe resulting from local government-related infrastructure projects, and for a rider to recover the investment associated with these projects. The rider allows for recovery of approximately $65 million over ten years. The rider recovery will be adjusted on a quarterly basis to include actual investment incurred for the prior quarter and is subject to the following conditions, among others: a ten-year term; application of any earnings in excess of 10.45% as an offset to the revenue requirement of the infrastructure rider; adherence to a specified spending plan, within plus or minus 20 percent annually; annual filings comparing actual versus planned rider spending with actual spending and explanation of variances exceeding ten percent; and an annual true-up. The joint settlement was approved by the LPSC in January 2015. Implementation of the infrastructure rider will commence with bills rendered on and after the first billing cycle of April 2015.

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which results in a $706 thousand rate increase.  The rate increase, if approved, will be implemented effective with the first billing cycle of April 2015.

Fuel and purchased power cost recovery

Entergy Gulf States Louisiana recovers electric fuel and purchased power costs for the billing month based upon the level of such costs incurred two months prior to the billing month. Entergy Gulf States Louisiana’s purchased gas adjustments include estimates for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

In December 2011 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  Discovery is in progress, but a procedural schedule has not been established.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization,” “System Agreement,” and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

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

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials within the reactor coolant system.  The issue is applicable to River Bend and is managed in accordance with industry standard practices and guidelines that include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders. Entergy Gulf States Louisiana’s estimated capital expenditures for 2015 through 2017 for complying with the NRC orders are included in the planned construction and other capital investments estimates given in “Liquidity and Capital Resources - Uses of Capital” above.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

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

In the fourth quarter 2014, Entergy Gulf States Louisiana recorded a revision to its estimated decommissioning cost liability for River Bend as a result of a revised decommissioning cost study. The revised estimate resulted in a $20 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining useful life of the unit.

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

Qualified Pension and Other Postretirement Benefits

Entergy Gulf States Louisiana’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Entergy Gulf States Louisiana, L.L.C.
Management’s Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Qualified Pension Cost	Impact on 2014 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$1,737	$26,342
Rate of return on plan assets	(0.25%)	$1,117	$—
Rate of increase in compensation	0.25%	$669	$4,020

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Postretirement Benefit Cost	Impact on 2014 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$534	$7,188
Health care cost trend	0.25%	$956	$6,643

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Gulf States Louisiana in 2014 was $18.6 million. Entergy Gulf States Louisiana anticipates 2015 qualified pension cost to be $27.5 million.  Entergy Gulf States Louisiana contributed $30.2 million to its pension plans in 2014 and estimates 2015 pension contributions to be approximately $32.5 million, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.

Total postretirement health care and life insurance benefit costs for Entergy Gulf States Louisiana in 2014 were $12.2 million.   Entergy Gulf States Louisiana expects 2015 postretirement health care and life insurance benefit costs of approximately $13.1 million. Entergy Gulf States Louisiana contributed $8.3 million to its other postretirement plans in 2014 and expects to contribute approximately $8.9 million in 2015.

The retirement and mortality rate assumptions are reviewed every three-to-five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2014 actuarial study reviewed plan experience from 2010 through 2013.  As a result of the 2014 actuarial study and the issuance of new mortality tables in October 2014 by the Society of Actuaries, changes were made to reflect modified demographic pattern expectations as well as longer life expectancies.  These changes are reflected in the December 31, 2014 financial disclosures. Adoption of the new mortality assumptions for 2015 resulted in an increase at December 31, 2014 of  $51.3 million in the qualified pension benefit obligation and $11.8 million in the accumulated postretirement obligation.  The new mortality assumptions increased anticipated 2015 qualified pension cost by approximately $7.6 million and other postretirement cost by approximately $1.6 million. Pension funding guidelines, as established by the Employee Retirement Income Security Act of 1974, as amended and the Internal Revenue Code of 1986, as amended, are not expected to incorporate the October 2014 Society of Actuaries new mortality assumptions until after 2015, possibly 2016.

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
Management’s Financial Discussion and Analysis

(Page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Jefferson, Louisiana

We have audited the accompanying balance sheets of Entergy Gulf States Louisiana, L.L.C. (the “Company”) as of December 31, 2014 and 2013, and the related income statements, statements of comprehensive income, statements of cash flows, and statements of changes in equity (pages 343 through 348 and applicable items in pages 61 through 234) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Gulf States Louisiana, L.L.C. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$2,079,236	$1,881,895	$1,606,165
Natural gas	71,690	59,238	48,729
TOTAL	2,150,926	1,941,133	1,654,894

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	350,765	286,625	194,878
Purchased power	849,165	731,611	562,247
Nuclear refueling outage expenses	21,443	20,345	17,565
Other operation and maintenance	392,398	398,589	361,415
Decommissioning	16,844	15,908	15,024
Taxes other than income taxes	84,178	80,307	76,295
Depreciation and amortization	155,383	150,929	146,673
Other regulatory charges (credits) - net	(12,640)	9,482	31,835
TOTAL	1,857,536	1,693,796	1,405,932

OPERATING INCOME	293,390	247,337	248,962

OTHER INCOME
Allowance for equity funds used during construction	7,433	8,062	8,694
Interest and investment income	40,448	52,953	42,773
Miscellaneous - net	(7,608)	(11,567)	(8,928)
TOTAL	40,273	49,448	42,539

INTEREST EXPENSE
Interest expense	86,705	81,118	83,251
Allowance for borrowed funds used during construction	(4,315)	(2,814)	(3,343)
TOTAL	82,390	78,304	79,908

INCOME BEFORE INCOME TAXES	251,273	218,481	211,593

Income taxes	88,782	56,819	52,616

NET INCOME	162,491	161,662	158,977

Preferred distribution requirements and other	827	825	825

EARNINGS APPLICABLE TO COMMON EQUITY	$161,664	$160,837	$158,152

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

Net Income	$162,491	$161,662	$158,977

Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense (benefit) of ($15,777), $34,126, and $8,732)	(25,145)	37,027	4,381
Other comprehensive income	(25,145)	37,027	4,381

Comprehensive Income	$137,346	$198,689	$163,358

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)
OPERATING ACTIVITIES
Net income	$162,491	$161,662	$158,977
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	230,795	223,420	214,929
Deferred income taxes, investment tax credits, and non-current taxes accrued	99,404	86,125	92,523
Changes in working capital:
Receivables	31,710	(61,561)	87,089
Fuel inventory	10,348	412	(3,718)
Accounts payable	3,646	24,694	(1,725)
Prepaid taxes and taxes accrued	(2,050)	(43,029)	(86,346)
Interest accrued	1,267	371	(647)
Deferred fuel costs	20,205	(10,573)	(96,230)
Other working capital accounts	22,323	(5,434)	(5,548)
Changes in provisions for estimated losses	69,839	(60,084)	(2,222)
Changes in other regulatory assets	(101,173)	123,254	(73,082)
Changes in pension and other postretirement liabilities	126,889	(140,643)	83,440
Other	(83,143)	136,112	(21,232)
Net cash flow provided by operating activities	592,551	434,726	346,208
INVESTING ACTIVITIES
Construction expenditures	(272,738)	(267,122)	(284,458)
Allowance for equity funds used during construction	7,433	8,062	8,694
Nuclear fuel purchases	(40,319)	(141,176)	(51,610)
Proceeds from sale of nuclear fuel	66,220	19,401	67,632
Investment in affiliates	(66,243)	—	—
Payment to storm reserve escrow account	(68,523)	(29)	(99)
Receipts from storm reserve escrow account	—	65,475	3,364
Proceeds from nuclear decommissioning trust fund sales	173,530	193,792	131,042
Investment in nuclear decommissioning trust funds	(191,402)	(213,122)	(150,601)
Change in money pool receivable - net	759	(1,925)	23,596
Proceeds from the sale of investment	—	—	51,000
Net cash flow used in investing activities	(391,283)	(336,644)	(201,440)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	108,730	69,770	74,251
Retirement of long-term debt	—	(75,000)	(70,840)
Change in money pool payable - net	—	(7,074)	7,074
Changes in credit borrowings - net	(14,800)	14,800	(29,400)
Dividends/distributions paid:
Common equity	(166,901)	(119,900)	(114,200)
Preferred membership interests	(825)	(825)	(825)
Other	19,910	42	13
Net cash flow used in financing activities	(53,886)	(118,187)	(133,927)

Net increase (decrease) in cash and cash equivalents	147,382	(20,105)	10,841
Cash and cash equivalents at beginning of period	15,581	35,686	24,845
Cash and cash equivalents at end of period	$162,963	$15,581	$35,686
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$82,531	$77,882	$80,848
Income taxes	($1,009)	$5,064	$89,191
See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS

	December 31,
	2014	2013
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$53,394	$1,739
Temporary cash investments	109,569	13,842
Total cash and cash equivalents	162,963	15,581
Accounts receivable:
Customer	67,006	69,648
Allowance for doubtful accounts	(625)	(909)
Associated companies	86,966	107,723
Other	18,379	22,945
Accrued unbilled revenues	54,079	58,867
Total accounts receivable	225,805	258,274
Deferred fuel costs	—	9,625
Fuel inventory - at average cost	16,207	26,555
Materials and supplies - at average cost	121,237	122,909
Deferred nuclear refueling outage costs	7,416	25,975
Prepayments and other	45,122	36,698
TOTAL	578,750	495,617

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	355,906	289,664
Decommissioning trust funds	637,744	573,744
Non-utility property - at cost (less accumulated depreciation)	193,407	174,134
Storm reserve escrow account	90,061	21,538
Other	14,887	14,145
TOTAL	1,292,005	1,073,225

UTILITY PLANT
Electric	7,600,730	7,400,689
Natural gas	148,586	143,902
Construction work in progress	127,436	105,314
Nuclear fuel	131,901	196,508
TOTAL UTILITY PLANT	8,008,653	7,846,413
Less - accumulated depreciation and amortization	4,176,242	4,071,762
UTILITY PLANT - NET	3,832,411	3,774,651

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	161,714	165,456
Other regulatory assets	426,381	321,466
Deferred fuel costs	100,124	100,124
Other	12,438	12,049
TOTAL	700,657	599,095

TOTAL ASSETS	$6,403,823	$5,942,588

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2014	2013
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$31,955	$—
Accounts payable:
Associated companies	102,933	95,853
Other	108,874	103,314
Customer deposits	56,749	51,839
Accumulated deferred income taxes	21,095	36,330
Interest accrued	27,075	25,808
Deferred fuel costs	10,580	—
Other	44,517	43,097
TOTAL	403,778	356,241

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,601,032	1,512,547
Accumulated deferred investment tax credits	72,277	75,295
Other regulatory liabilities	176,305	159,429
Decommissioning and asset retirement cost liabilities	446,619	403,084
Accumulated provisions	106,985	37,146
Pension and other postretirement liabilities	401,144	274,315
Long-term debt	1,590,862	1,527,465
Long-term payables - associated companies	26,156	27,900
Other	148,102	108,189
TOTAL	4,569,482	4,125,370

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member’s equity	1,473,910	1,479,179
Accumulated other comprehensive loss	(53,347)	(28,202)
TOTAL	1,430,563	1,460,977

TOTAL LIABILITIES AND EQUITY	$6,403,823	$5,942,588

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2014, 2013, and 2012

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2011	$10,000	$1,393,386	($69,610)	$1,333,776
Net income	—	158,977	—	158,977
Member contribution	—	1,000	—	1,000
Other comprehensive income	—	—	4,381	4,381
Dividends/distributions declared on common equity	—	(114,200)	—	(114,200)
Dividends/distributions declared on preferred membership interests	—	(825)	—	(825)
Other	—	(105)	—	(105)
Balance at December 31, 2012	$10,000	$1,438,233	($65,229)	$1,383,004
Net income	—	161,662	—	161,662
Other comprehensive income	—	—	37,027	37,027
Dividends/distributions declared on common equity	—	(119,900)	—	(119,900)
Dividends/distributions declared on preferred membership interests	—	(825)	—	(825)
Other	—	9	—	9
Balance at December 31, 2013	$10,000	$1,479,179	($28,202)	$1,460,977
Net income	—	162,491	—	162,491
Other comprehensive income	—	—	(25,145)	(25,145)
Dividends/distributions declared on common equity	—	(166,901)	—	(166,901)
Dividends/distributions declared on preferred membership interests	—	(827)	—	(827)
Other	—	(32)	—	(32)
Balance at December 31, 2014	$10,000	$1,473,910	($53,347)	$1,430,563

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2014	2013	2012	2011	2010
	(In Thousands)

Operating revenues	$2,150,926	$1,941,133	$1,654,894	$2,134,409	$2,097,021
Net Income	$162,491	$161,662	$158,977	$201,604	$174,319
Total assets	$6,403,823	$5,942,588	$5,803,119	$5,763,719	$5,690,376
Long-term obligations (a)	$1,590,862	$1,527,465	$1,442,429	$1,482,430	$1,584,332

(a) Includes long-term debt (excluding currently maturing debt).

	2014	2013	2012	2011	2010
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$502	$465	$389	$479	$498
Commercial	448	417	349	416	426
Industrial	588	502	392	490	489
Governmental	23	22	18	22	21
Total retail	1,561	1,406	1,148	1,407	1,434
Sales for resale:
Associated companies	407	375	377	562	463
Non-associated companies	62	45	34	52	79
Other	49	56	47	49	40
Total	$2,079	$1,882	$1,606	$2,070	$2,016

Billed Electric Energy Sales (GWh):
Residential	5,368	5,206	5,176	5,383	5,538
Commercial	5,298	5,208	5,287	5,239	5,274
Industrial	9,925	9,021	8,890	9,041	8,801
Governmental	232	228	228	222	210
Total retail	20,823	19,663	19,581	19,885	19,823
Sales for resale:
Associated companies	6,966	6,580	7,727	8,595	8,516
Non-associated companies	925	887	941	1,013	1,705
Total	28,714	27,130	28,249	29,493	30,044

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

In June 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed a business combination study report with the LPSC. The report contained a preliminary analysis of the potential combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility, including an overview of the combination that identified its potential customer benefits. Although not part of the business combination, Entergy Louisiana provided notice to the City Council in June 2014 that it would seek authorization to transfer to Entergy New Orleans the assets that currently support the provision of service to Entergy Louisiana’s customers in Algiers. Entergy Louisiana subsequently filed the referenced application with the City Council in October 2014. In the summer of 2014, Entergy Louisiana and Entergy Gulf States Louisiana held technical conferences and face-to-face meetings with LPSC staff and other stakeholders to discuss potential effects of the combination, solicit suggestions and concerns, and identify areas in which additional information might be needed.

On September 30, 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility.

The combination is subject to regulatory review and approval of the LPSC, the FERC, and the NRC. In June 2014, Entergy submitted an application to the NRC for approval of River Bend and Waterford 3 license transfers as part of the steps to complete the business combination. The combination also could be subject to regulatory review of the City Council if Entergy Louisiana continues to own the assets that currently support Entergy Louisiana’s customers in Algiers at the time the combination is effectuated. In November 2014, Entergy Louisiana filed an application with the City Council seeking authorization to undertake the combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the combination. In December 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed applications with the FERC requesting authorization for the business combination and the Algiers asset transfer. In January 2015, Entergy Services filed an application with the FERC for financing authority for the combined company. If approvals are obtained from the LPSC, the FERC, the NRC, and, if required, the City Council, Entergy Louisiana and Entergy Gulf States Louisiana expect the combination will be effected in the second half of 2015.

The procedural schedule in the LPSC business combination proceeding calls for LPSC Staff and intervenor testimony to be filed in March 2015, with a hearing scheduled for June 2015. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the LPSC issue its decision regarding the business combination in August 2015. In the City Council business combination proceeding, the City Council announced through a resolution that it would not initiate an active review of the business combination filing, but instead would establish a business combination docket for the limited purpose of receiving information filings relative to the business combination proceedings at the LPSC.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Results of Operations

Net Income

2014 Compared to 2013

Net income increased $31.1 million primarily due to higher net revenue and higher other income, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest expense.

2013 Compared to 2012

Net income decreased $28.6 million primarily due to higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher interest expense, and higher nuclear refueling outage expenses, partially offset by higher net revenue. Also contributing to the decrease in net income was the settlement of the tax treatment related to the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing in June 2012, which resulted in a $142.7 million reduction of income tax expense partially offset by a $137.1 million ($84.3 million net-of-tax) regulatory charge, which reduced net revenue in 2012. See Note 3 to the financial statements for additional discussion of the tax treatment.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Net Revenue

2014 Compared to 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2014 to 2013.

Amount
(In Millions)

2013 net revenue	$1,208.8
MISO deferral	16.9
Retail electric price	15.7
Asset retirement obligation	15.2
Volume/weather	12.6
Other	13.3
2014 net revenue	$1,282.5

The MISO deferral variance is due to the deferral in 2014 of non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements for further discussion of the recovery of non-fuel MISO-related charges.

The retail electric price variance is primarily due to an increase in affiliated purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism and a formula rate plan increase effective December 2014. Entergy Louisiana’s formula rate plan is discussed in Note 2 to the financial statements.

The asset retirement obligation affects net revenue because Entergy Louisiana records a regulatory debit or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance is primarily caused by an increase in regulatory credits because of a decrease in decommissioning trust earnings, increases in depreciation and accretion expenses, and an increase in regulatory credits to realign the asset retirement obligation regulatory asset with regulatory treatment.

The volume/weather variance is primarily due to an increase of 682 GWh, or 2%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales as compared to the prior year and an increase in industrial usage primarily due to increased consumption by a large industrial customer in the chemicals industry as a result of a prior year plant outage and the addition of new mid-small industrial customers.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in the second quarter 2012 because Entergy Louisiana was required to share with customers the savings from the tax treatment related to the Hurricane Katrina and Hurricane Rita Louisiana Act 55 financing.  See Note 3 to the financial statements for additional discussion of the tax treatment.

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

Other Income Statement Variances

2014 Compared to 2013

Other operation and maintenance expenses increased primarily due to:

•
a $16 million write-off recorded in 2014 because of the uncertainty associated with the resolution of the Waterford 3 replacement steam generator project prudence review. See Note 2 to the financial statements for further discussion of the prudence review;

•
an increase of $10.5 million due to administration fees related to the participation in the MISO RTO effective December 2013. The LPSC approved deferral of these expenses resulting in no net income effect;

•	an increase of $9.7 million in regulatory, consulting, and legal fees;

•	an increase of $7.9 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, higher materials costs, and higher NRC fees;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•	an increase of $7.3 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done during plant outages as compared to prior year;

•	an increase of $4.4 million in transmission expenses primarily due to increased transmission equalization expenses and higher vegetation maintenance;

•	an increase of $2.1 million as a result of higher write-offs of uncollectible accounts in 2014;

•	an increase of $1.7 million in distribution vegetation maintenance expenses; and

•	several individually insignificant items.

The increase was partially offset by:

•
a decrease of $24 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•	a decrease of $6.1 million relating to the sale of surplus oil inventory in 2014; and

•	a decrease of $5.9 million due to costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to:

•
an increase of $9.5 million due to distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. See Note 2 to the financial statements and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

•	$7.6 million of carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac as approved by the LPSC; and

•	the increase in allowance for equity funds used during construction due to a higher construction work in progress balance in 2014, including the Ninemile Unit 6 Self-Build Project.

The increase was partially offset by higher realized gains in 2013 on Waterford 3 decommissioning trust fund investments.

Interest expense increased primarily due to:

•	the issuance of $325 million of 4.05% Series first mortgage bonds in August 2013;

•	the issuance of $170 million of 5.0% Series first mortgage bonds in June 2014; and

•	the issuance of $190 million of 3.78% Series first mortgage bonds in July 2014.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•
an increase of $16.5 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative, substantially offset by the deferral, as approved by the LPSC, of $13 million of these costs. See the “Human Capital Management Strategic Imperative” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion;

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

Interest expense increased primarily due to:

•	the issuance of $200 million of 5.25% Series first mortgage bonds in July 2012;

•	the issuance of $200 million of 3.30% Series first mortgage bonds in December 2012;

•	the issuance of $100 million of 4.70% Series first mortgage bonds in May 2013; and

•	the issuance of $325 million of 4.05% Series first mortgage bonds in August 2013.

Income Taxes

The effective income tax rates for 2014, 2013, and 2012, were 25.3%, 24.5%, and (84.7%), respectively. The effective income tax rate of (84.7%) for 2012 was primarily due to the settlement of the tax treatment of the Louisiana Act 55 financing of the Hurricane Katrina and Hurricane Rita storm costs and the reversal of the provision for the uncertain tax positions related to that item. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates and for a discussion of the IRS settlement and audits.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
	(In Thousands)
Cash and cash equivalents at beginning of period	$124,007	$30,086	$878

Net cash provided by (used in):
Operating activities	1,126,040	662,772	447,698
Investing activities	(938,758)	(540,807)	(850,866)
Financing activities	(153,736)	(28,044)	432,376
Net increase in cash and cash equivalents	33,546	93,921	29,208

Cash and cash equivalents at end of period	$157,553	$124,007	$30,086

Operating Activities

Net cash flow provided by operating activities increased $463.3 million in 2014 primarily due to proceeds of $240 million received from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financing, an increase in income tax refunds of $207.8 million, and the timing of collections from customers.  The increase was partially offset by an increase of $33.4 million in pension contributions in 2014 and an increase of $15.6 million in interest paid resulting from an increase in interest expense, as discussed above.  Entergy Louisiana had income tax refunds in 2014 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The refunds are primarily due to favorable adjustments allowed in the IRS Audit of the 2006-2007 tax years and a carryback of a 2008 net operating loss. See Note 2 to the financial statements and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

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

Investing Activities

Net cash flow used in investing activities increased $398 million in 2014 primarily due to:

•
the investment in 2014 of $227 million in affiliate securities as a result of the Act 55 storm cost financing. See Note 2 to the financial statements and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•	an increase in transmission construction expenditures as a result of additional reliability work performed in 2014.

The increase was partially offset by a decrease in fossil-fueled generation construction expenditures due to lower spending on the Ninemile Unit 6 self-rebuild project and money pool activity.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $16 million in 2014 compared to increasing by $8.2 million in 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

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

The decrease was partially offset by an increase in fossil-fueled generation construction expenditures due to spending on the Ninemile Unit 6 self-build project and an increase in transmission construction expenditures as a result of additional reliability work performed in 2013.

Financing Activities

Net cash used by financing activities increased $125.7 million in 2014 primarily due to the net issuance of $130.7 million of long-term debt in 2014 compared to the net issuance of $386.9 million of long-term debt in 2013, partially offset by borrowings of $43.1 million on the nuclear fuel company variable interest entity’s credit facility in 2014 compared to the repayment of borrowings of $51.7 million in 2013 and a decrease of $35.7 million in common equity distributions in 2014.

Entergy Louisiana’s financing activities used $28 million of cash in 2013 compared to providing $432.4 million of cash in 2012 primarily due to:

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

	December 31, 2014	December 31, 2013
Debt to capital	53.8%	52.0%
Effect of excluding securitization bonds	(1.0%)	(1.3%)
Debt to capital, excluding securitization bonds (a)	52.8%	50.7%
Effect of subtracting cash	(1.3%)	(1.1%)
Net debt to net capital, excluding securitization bonds (a)	51.5%	49.6%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition. Entergy Louisiana uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluation Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents.

Uses of Capital

Entergy Louisiana requires capital resources for:

•	construction and other capital investments;

•	debt and preferred equity maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distribution and interest payments.

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments.

	2015	2016	2017
	(In Millions)
Planned construction and capital investment:
Generation	$225	$205	$395
Transmission	100	90	155
Distribution	160	185	140
Other	30	20	20
Total	$515	$500	$710

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Louisiana’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2015	2016-2017	2018-2019	After 2019	Total
	(In Millions)
Long-term debt (a)	$183	$476	$580	$4,682	$5,921
Operating leases	$11	$18	$11	$5	$45
Purchase obligations (b)	$682	$1,260	$1,135	$3,623	$6,700

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

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

In addition to the contractual obligations given above, Entergy Louisiana currently expects to contribute approximately $57 million to its pension plans and approximately $9.9 million to other postretirement plans in 2015, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also, in addition to the contractual obligations, Entergy Louisiana has $38.1 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Louisiana includes specific investments such as NRC post-Fukushima requirements; environmental compliance spending; transmission projects to enhance reliability, reduce congestion, and enable economic growth; resource planning; generation projects; system improvements; and other investments.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Management provides more information on long-term debt maturities in Note 5 to the financial statements.

As an indirect, majority-owned subsidiary of Entergy Corporation, Entergy Louisiana pays distributions from its earnings at a percentage determined monthly. Entergy Louisiana’s long-term debt indenture contains restrictions on the payment of cash dividends or other distributions on its common and preferred membership interests.

Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station. Ninemile 6 is a nominally-sized 560 MW unit that is expected to cost approximately $655 million to construct when spending is complete, excluding interconnection and transmission upgrades. Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 25% of the capacity and energy

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

generated by Ninemile 6. The Ninemile 6 capacity and energy is allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans. In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity. In March 2012 the LPSC unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana. Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction contractor.

Under terms approved by the LPSC, non-fuel costs may be recovered through Entergy Louisiana’s formula rate plan beginning in the month after the unit is placed in service. In July 2014, Entergy Louisiana and Entergy Gulf States Louisiana filed an unopposed stipulation with the LPSC that estimates a first year revenue requirement associated with Ninemile 6 and provides a mechanism to update the revenue requirement as the in-service date approaches, which was subsequently approved by the LPSC. In late December 2014, roughly contemporaneous with the unit’s placement in service, a final updated estimated revenue requirement of $51.1 million for Entergy Louisiana was filed. The December 2014 estimate forms the basis of rates implemented effective with the first billing cycle of January 2015. Entergy Louisiana will submit project and cost information to the LPSC in mid-2015 to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project.

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

In March 2010, Entergy Gulf States Louisiana and Entergy Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend. At its June 2012 meeting the LPSC voted to uphold an ALJ recommendation that the request of Entergy Gulf States Louisiana and Entergy Louisiana be declined on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification. The LPSC directed that Entergy Gulf States Louisiana and Entergy Louisiana be permitted to seek recovery of these costs in their upcoming rate case filings that were subsequently filed in February 2013. In the resolution of the rate case proceeding, the LPSC provided for an eight-year amortization of costs incurred in connection with the potential development of a new nuclear generation at River Bend, without carrying costs, beginning in December 2014, provided, however, that amortization of these costs shall not result in a future rate increase. As of December 31, 2014, Entergy Gulf States Louisiana and Entergy Louisiana each have a regulatory asset of $29.2 million on its balance sheet related to these new nuclear generation development costs.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

All debt and common and preferred membership interest issuances by Entergy Louisiana require prior regulatory approval. Preferred membership interest and debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements. Entergy Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2014	2013	2012	2011
(In Thousands)
$1,649	$17,648	$9,433	($118,415)

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2019. The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2014, there were no cash borrowings and no letters of credit outstanding under the credit facility. See Note 4 to the financial statements for additional discussion of the credit facility. In addition, Entergy Louisiana entered into an uncommitted letter of credit facility in 2014 as a means to post collateral to support its obligations under MISO.  As of December 31, 2014, a $4.7 million letter of credit was outstanding under Entergy Louisiana’s letter of credit facility.

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in June 2016. As of December 31, 2014, $46.1 million of letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana nuclear fuel company variable interest entity. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Louisiana obtained authorizations from the FERC through October 2015 for the following:

•	short-term borrowings not to exceed an aggregate amount of $250 million at any time outstanding;

•	long-term borrowings and security issuances; and

•	long-term borrowings by its nuclear fuel company variable interest entity.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In November 2014, Entergy Louisiana issued $250 million of 4.95% Series first mortgage bonds due January 2045. Entergy Louisiana used the proceeds to repay, at maturity, its $250 million of 1.875% Series first mortgage bonds due December 2014.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Louisiana’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. In January 2013, Entergy Louisiana drew $187 million from its funded storm reserve escrow account.  In April 2013, Entergy Gulf States Louisiana and Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  In May 2013, Entergy Gulf States Louisiana, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Gulf States Louisiana’s and Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Louisiana Act 55). The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Gulf States Louisiana and Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of each company’s costs. Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($66.5 million for Entergy Gulf States Louisiana and $224.3 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($90 million for Entergy Gulf States Louisiana and $200 million for Entergy Louisiana); (iii) authorize Entergy Gulf States Louisiana and Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Entergy Louisiana committed to pass on to customers a minimum of $23.9 million of customer benefits through annual customer credits of approximately $4.8 million for five years. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In July 2014, Entergy Louisiana issued $190 million of 3.78% Series first mortgage bonds due April 2025 and used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.
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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Filings with the LPSC

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

With completion of the Waterford 3 replacement steam generator project, the LPSC is conducting a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. In July 2014 the LPSC Staff filed testimony recommending potential project and replacement power cost disallowances of up to $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana provided further documentation and explanation requested by the LPSC staff. An evidentiary hearing was held in December 2014. At the hearing the parties maintained the positions reflected in pre-filed testimony. A post-hearing briefing schedule has not been established. Entergy Louisiana believes that the replacement steam generator costs were prudently incurred and applicable legal principles support their recovery in rates.  Nevertheless, Entergy Louisiana recorded a write-off of $16 million of Waterford 3’s plant balance in December 2014 because of the uncertainty associated with the resolution of the prudence review.

In connection with its decision to extend the formula rate plan to the 2011 test year, the LPSC required that a base rate case be filed by Entergy Louisiana, and the required filing was made on February 15, 2013. The filing anticipated Entergy Louisiana’s integration into MISO. In the filing Entergy Louisiana requested, among other relief:

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

•
authorization to implement a three-year formula rate plan with a midpoint return on common equity of 10.4%, plus or minus 75 basis points (the deadband), that would provide a means for the annual re-setting of rates (commencing with calendar year 2013 as its first test year), that would include a mechanism to recover incremental transmission revenue requirements on the basis of a forward-looking test year as compared to the initial base year of 2014 with an annual true-up, that would retain the primary aspects of the prior formula rate plan, including a 60% to customers/40% to Entergy Louisiana sharing mechanism for earnings outside the deadband, and a capacity rider mechanism that would permit recovery of incremental capacity additions approved by the LPSC.

Following a hearing before an ALJ and the ALJ’s issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. The settlement provides for a $10 million rate increase effective with the first billing cycle of December 2014. Major terms of the settlement include approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

special recovery items; (3) three-year amortization of costs to achieve savings associated with the human capital management strategic imperative, with savings reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) recovery of non-fuel MISO-related costs and any changes to the additional capacity revenue requirement related to test year 2013 effective with the first billing cycle of December 2014; and (6) a cumulative $30 million cap on cost of service increases over the three-year formula rate plan cycle, except for those items outside of the sharing mechanism. Existing depreciation rates will not change.

Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Louisiana submitted a compliance filing in May 2014 reflecting the effects of the $10 million agreed-upon increase in formula rate plan revenue, the estimated MISO cost recovery mechanism revenue requirement, and the adjustment of the additional capacity mechanism. In November 2014, Entergy Louisiana submitted an additional compliance filing updating the estimated MISO cost recovery mechanism for the most recent actual data, as well as providing for a refund and prospective reduction in rates for the true-up of the estimated revenue requirement for the Waterford 3 replacement steam generator project. Based on this updated filing, a net increase of $41.7 million in formula rate plan revenue to be collected over nine months was implemented in December 2014. The compliance filings are subject to the review in accordance with the review process set forth in Entergy Louisiana’s formula rate plan. Additionally, the adjustments of rates made related to the Waterford 3 replacement steam generator project included in the December 2014 compliance filing are subject to final true-up following completion of the LPSC’s determination regarding the prudence of the project.

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

The rate increase was effective with bills rendered on and after the first billing cycle of July 2014. Additional compliance filings were made with the Council in October 2014 for approval of the form of certain rate riders, including among others, a Ninemile 6 non-fuel cost recovery interim rider, allowing for contemporaneous recovery of capacity costs related to the commencement of commercial operation of the Ninemile 6 generating unit and a purchased power capacity cost recovery rider. The Ninemile 6 cost recovery interim rider was implemented in December 2014 to collect $915 thousand from Entergy Louisiana customers in the Algiers area.

Fuel and purchased power recovery

Entergy Louisiana recovers electric fuel and purchased power costs for the billing month based upon the level of such costs incurred two months prior to the billing month.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Algiers Asset Transfer

In October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently support the provision of service to Entergy Louisiana’s customers in Algiers. The transaction is expected to result in the transfer of net assets of approximately $60 million. The Algiers asset transfer is also subject to regulatory review and approval of the FERC. As discussed previously, Entergy Louisiana also filed an application with the City Council seeking authorization to undertake the Entergy Louisiana and Entergy Gulf States Louisiana business combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the business combination. If the necessary approvals are obtained from the City Council and the FERC, Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in the second half of 2015. In November 2014 the City Council approved a resolution establishing a procedural schedule that provides for a hearing on the joint application in late-May 2015, with a decision to be rendered no later than June 2015.

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

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization,” “System Agreement,” and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials within the reactor coolant system.  The issue is applicable to Waterford 3 and is managed in accordance with industry standard practices and guidelines that include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders. Entergy Louisiana’s estimated capital expenditures for 2015 through 2017 for complying with the NRC orders are included in the planned construction and other capital investments estimates given in “Liquidity and Capital Resources - Uses of Capital” above.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Qualified Pension and Other Postretirement Benefits

Entergy Louisiana’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.   See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Qualified Pension Cost	Impact on 2014 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$2,235	$35,324
Rate of return on plan assets	(0.25%)	$1,346	$—
Rate of increase in compensation	0.25%	$892	$5,860

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Postretirement Benefit Cost	Impact on 2014 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$465	$6,598
Health care cost trend	0.25%	$820	$5,691

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2014 was $30.8 million. Entergy Louisiana anticipates 2015 qualified pension cost to be $45.4 million.  Entergy Louisiana contributed $54.5 million to its pension plans in 2014 and estimates 2015 pension contributions to be approximately $57 million, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2014 were $10.9 million.  Entergy Louisiana expects 2015 postretirement health care and life insurance benefit costs of approximately $12.8 million.  Entergy Louisiana contributed $11.2 million to its other postretirement plans in 2014 and expects to contribute approximately $9.9 million in 2015.

The retirement and mortality rate assumptions are reviewed every three-to-five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2014 actuarial study reviewed plan experience from 2010 through 2013.  As a result of the 2014 actuarial study and the issuance of new mortality tables in October 2014 by the Society of Actuaries, changes were made to reflect modified demographic pattern expectations as well as longer life expectancies.  These changes are reflected in the December 31, 2014 financial disclosures. Adoption of the new mortality assumptions for 2015 resulted in an increase at December 31, 2014 of  $70.3 million in the qualified pension benefit obligation and $9.7 million in the accumulated postretirement obligation.  The new mortality assumptions increased anticipated 2015 qualified pension cost by approximately $10.5 million and other postretirement cost by approximately $1.2 million. Pension funding guidelines, as established by the Employee Retirement Income Security Act of 1974, as amended and the Internal Revenue Code of 1986, as amended, are not expected to incorporate the October 2014 Society of Actuaries new mortality assumptions until after 2015, possibly 2016.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Louisiana, LLC and Subsidiaries
Jefferson, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated income statements, consolidated statements of comprehensive income, consolidated statements of cash flows, and consolidated statements of changes in equity (pages 371 through 376 and applicable items in pages 61 through 234) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Louisiana, LLC and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$2,825,881	$2,626,935	$2,149,443

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	679,028	570,956	360,964
Purchased power	895,242	850,998	728,170
Nuclear refueling outage expenses	30,347	34,566	24,344
Other operation and maintenance	514,910	480,166	449,172
Decommissioning	24,649	21,612	23,406
Taxes other than income taxes	75,416	74,241	69,186
Depreciation and amortization	252,690	242,787	218,140
Other regulatory charges (credits) - net	(30,844)	(3,785)	127,050
TOTAL	2,441,438	2,271,541	2,000,432

OPERATING INCOME	384,443	355,394	149,011

OTHER INCOME
Allowance for equity funds used during construction	38,807	31,544	39,610
Interest and investment income	94,437	91,599	84,478
Miscellaneous - net	8,458	(3,990)	(2,584)
TOTAL	141,702	119,153	121,504

INTEREST EXPENSE
Interest expense	166,750	153,529	136,967
Allowance for borrowed funds used during construction	(20,406)	(13,323)	(18,611)
TOTAL	146,344	140,206	118,356

INCOME BEFORE INCOME TAXES	379,801	334,341	152,159

Income taxes	96,270	81,877	(128,922)

NET INCOME	283,531	252,464	281,081

Preferred distribution requirements and other	6,969	6,950	6,950

EARNINGS APPLICABLE TO COMMON EQUITY	$276,562	$245,514	$274,131

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

Net Income	$283,531	$252,464	$281,081

Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax expense (benefit) of ($10,207), $30,591, and $5,095)	(16,241)	36,497	(6,625)
Other comprehensive income (loss)	(16,241)	36,497	(6,625)

Comprehensive Income	$267,290	$288,961	$274,456

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)
OPERATING ACTIVITIES
Net income	$283,531	$252,464	$281,081
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	349,947	337,333	293,774
Deferred income taxes, investment tax credits, and non-current taxes accrued	149,282	310,964	(59,069)
Changes in working capital:
Receivables	60,747	(121,118)	43,850
Fuel inventory	(7,640)	272	336
Accounts payable	(22,560)	(29,151)	40,085
Prepaid taxes and taxes accrued	185,363	(176,566)	(39,275)
Interest accrued	2,300	4,808	729
Deferred fuel costs	20,040	56,960	(93,103)
Other working capital accounts	(4,562)	41,693	(79,771)
Changes in provisions for estimated losses	204,510	(188,741)	(16,586)
Changes in other regulatory assets	(213,664)	111,049	(116,249)
Changes in other regulatory liabilities	12,837	156,446	81,259
Changes in pension and other postretirement liabilities	172,430	(180,601)	80,027
Other	(66,521)	86,960	30,610
Net cash flow provided by operating activities	1,126,040	662,772	447,698
INVESTING ACTIVITIES
Construction expenditures	(484,638)	(711,470)	(787,075)
Allowance for equity funds used during construction	38,807	31,544	39,610
Nuclear fuel purchases	(131,978)	(51,016)	(159,501)
Proceeds from the sale of nuclear fuel	59,784	23,438	62,248
Investment in affiliates	(227,273)	—	—
Payments to storm reserve escrow account	(200,053)	—	—
Receipts from storm reserve escrow account	—	187,008	14,478
Changes in securitization account	1,480	(157)	818
Proceeds from nuclear decommissioning trust fund sales	43,158	109,856	27,577
Investment in nuclear decommissioning trust funds	(54,044)	(121,773)	(39,374)
Change in money pool receivable - net	15,999	(8,215)	(9,433)
Other	—	(22)	(214)
Net cash flow used in investing activities	(938,758)	(540,807)	(850,866)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	642,835	417,740	663,975
Retirement of long-term debt	(512,180)	(30,846)	(50,899)
Change in money pool payable - net	—	—	(118,415)
Changes in credit borrowings - net	43,110	(51,734)	(39,735)
Distributions paid:
Common equity	(320,601)	(356,254)	(15,600)
Preferred membership interests	(6,950)	(6,950)	(6,950)
Other	50	—	—
Net cash flow provided by (used in) financing activities	(153,736)	(28,044)	432,376
Net increase in cash and cash equivalents	33,546	93,921	29,208
Cash and cash equivalents at beginning of period	124,007	30,086	878
Cash and cash equivalents at end of period	$157,553	$124,007	$30,086
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$158,905	$143,257	$130,934
Income taxes	($241,411)	($33,622)	($41,423)
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2014	2013
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$431	$427
Temporary cash investments	157,122	123,580
Total cash and cash equivalents	157,553	124,007
Accounts receivable:
Customer	124,125	144,836
Allowance for doubtful accounts	(984)	(965)
Associated companies	48,474	87,820
Other	9,150	21,420
Accrued unbilled revenues	88,673	93,073
Total accounts receivable	269,438	346,184
Accumulated deferred income taxes	74,558	100,022
Fuel inventory	30,951	23,311
Materials and supplies - at average cost	154,295	156,487
Deferred nuclear refueling outage costs	23,067	13,670
Prepaid taxes	—	184,503
Prepayments and other	24,962	22,651
TOTAL	734,824	970,835

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,034,696	807,423
Decommissioning trust funds	383,615	347,274
Storm reserve escrow account	200,053	—
Non-utility property - at cost (less accumulated depreciation)	214	396
TOTAL	1,618,578	1,155,093

UTILITY PLANT
Electric	9,627,495	8,799,393
Property under capital lease	334,716	331,895
Construction work in progress	241,923	672,883
Nuclear fuel	162,721	147,385
TOTAL UTILITY PLANT	10,366,855	9,951,556
Less - accumulated depreciation and amortization	3,942,916	3,763,234
UTILITY PLANT - NET	6,423,939	6,188,322

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	324,555	309,617
Other regulatory assets (includes securitization property of $135,538 as of December 31, 2014 and $156,103 as of December 31, 2013)	914,229	715,503
Deferred fuel costs	67,998	67,998
Other	45,182	43,025
TOTAL	1,351,964	1,136,143

TOTAL ASSETS	$10,129,305	$9,450,393

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2014	2013
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$19,525	$320,231
Short-term borrowings	46,033	2,923
Accounts payable:
Associated companies	74,692	83,655
Other	164,329	162,507
Customer deposits	93,010	90,393
Taxes accrued	860	—
Accumulated deferred income taxes	—	338
Interest accrued	44,372	42,072
Deferred fuel costs	50,432	30,392
Other	48,250	46,698
TOTAL	541,503	779,209

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,406,507	1,275,584
Accumulated deferred investment tax credits	64,771	67,347
Other regulatory liabilities	546,084	533,247
Decommissioning	503,734	479,086
Accumulated provisions	212,243	7,733
Pension and other postretirement liabilities	530,844	358,017
Long-term debt (includes securitization bonds of $143,039 as of December 31, 2014 and $164,965 as of December 31, 2013)	3,337,054	2,899,285
Other	70,141	75,233
TOTAL	6,671,378	5,695,532

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member’s equity	2,842,300	2,885,287
Accumulated other comprehensive loss	(25,876)	(9,635)
TOTAL	2,916,424	2,975,652

TOTAL LIABILITIES AND EQUITY	$10,129,305	$9,450,393

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2014, 2013, and 2012

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2011	$100,000	$2,504,436	($39,507)	$2,564,929
Net income	—	281,081	—	281,081
Additional contribution from parent	—	253,661	—	253,661
Other comprehensive loss	—	—	(6,625)	(6,625)
Distributions to parent	—	(15,600)	—	(15,600)
Distributions declared on preferred membership interests	—	(6,950)	—	(6,950)
Balance at December 31, 2012	$100,000	$3,016,628	($46,132)	$3,070,496
Net income	—	252,464	—	252,464
Other comprehensive income	—	—	36,497	36,497
Distributions to parent	—	(376,855)	—	(376,855)
Distributions declared on preferred membership interests	—	(6,950)	—	(6,950)
Balance at December 31, 2013	$100,000	$2,885,287	($9,635)	$2,975,652
Net income	—	283,531	—	283,531
Other comprehensive loss	—	—	(16,241)	(16,241)
Contributions from parent	—	1,052	—	1,052
Distributions to parent	—	(320,601)	—	(320,601)
Distributions declared on preferred membership interests	—	(6,969)	—	(6,969)
Balance at December 31, 2014	$100,000	$2,842,300	($25,876)	$2,916,424

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2014	2013	2012	2011	2010
	(In Thousands)

Operating revenues	$2,825,881	$2,626,935	$2,149,443	$2,508,915	$2,538,766
Net Income	$283,531	$252,464	$281,081	$473,923	$231,435
Total assets	$10,129,305	$9,450,393	$9,074,084	$8,063,867	$7,488,423
Long-term obligations (a)	$3,337,054	$2,899,285	$2,811,859	$2,177,003	$1,771,566

(a) Includes long-term debt (excluding currently maturing debt).

	2014	2013	2012	2011	2010
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$856	$839	$687	$830	$840
Commercial	596	586	482	549	543
Industrial	981	955	731	867	817
Governmental	47	46	38	42	42
Total retail	$2,480	$2,426	$1,938	$2,288	$2,242
Sales for resale:
Associated companies	256	114	137	137	220
Non-associated companies	18	3	2	8	5
Other	72	84	72	76	72
Total	$2,826	$2,627	$2,149	$2,509	$2,539

Billed Electric Energy Sales (GWh):
Residential	9,047	8,820	8,703	9,303	9,533
Commercial	6,257	6,194	6,112	6,155	6,164
Industrial	17,100	16,713	16,416	15,813	14,473
Governmental	500	495	479	473	479
Total retail	32,904	32,222	31,710	31,744	30,649
Sales for resale:
Associated companies	4,450	1,844	2,156	2,145	2,860
Non-associated companies	126	92	65	185	101
Total	37,480	34,158	33,931	34,074	33,610

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2014 Compared to 2013

Net income decreased $7.3 million primarily due to the write-off in 2014 of the regulatory asset associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff, subsequently approved by the MPSC, in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements for discussion of the new nuclear generation development costs and the joint stipulation. Also contributing to the decrease were higher depreciation and amortization expenses and higher taxes other than income taxes. These decreases were significantly offset by higher net revenue and lower other operation and maintenance expenses.

2013 Compared to 2012

Net income increased $35.4 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses.

Net Revenue

2014 Compared to 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2014 to 2013.

Amount
(In Millions)

2013 net revenue	$644.4
Retail electric price	39.7
Reserve equalization	11.2
Transmission equalization	1.3
Volume/weather	1.3
Other	3.3
2014 net revenue	$701.2

The retail electric price variance is primarily due to a formula rate plan increase, as approved by the MPSC, effective September 2013 and an increase in the storm damage rider, as approved by the MPSC, effective October 2013. The increase in the storm damage rider is offset by other operation and maintenance expenses and has no effect on net income. See Note 2 to the financial statements for a discussion of the formula rate plan and storm damage rider.

The reserve equalization variance is primarily due to an increase in reserve equalization revenue primarily due to the changes in the Entergy System generation mix as a result of Entergy Arkansas’s exit from the System Agreement in December 2013.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

The transmission equalization variance is primarily due to changes in transmission investment equalization billings under the Entergy System Agreement compared to the same period in 2013 primarily as a result of Entergy Arkansas’s exit from the System Agreement in December 2013.

The volume/weather variance is primarily due to an increase of 86 GWh, or 1%, in billed electricity usage, including the effect of more favorable weather on residential sales as compared to the prior year and an increase in industrial. The increase in industrial usage is primarily in the primary metals and pipelines industries.

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

Other Income Statement Variances

2014 Compared to 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $11.6 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•	a decrease of $7.6 million in fossil-fueled generation expenses primarily due to a lower scope of work done during plant outages in 2014 as compared to the same period in 2013;

•	a decrease of $5.9 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business;

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

•
a decrease of $5.1 million in implementation costs, severance costs, and curtailment and special termination benefits related to the human capital management strategic imperative in 2014 as compared to the same period in 2013. See the “Human Capital Management Strategic Imperative” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion; and

•
a net decrease of $3.8 million related to Baxter Wilson (Unit 1) repairs. The increase in repair costs incurred in 2014 compared to the prior year were offset by expected insurance proceeds and the deferral of repair costs, as approved by the MPSC. See “Baxter Wilson Plant Event” below for further discussion.

The decrease was partially offset by:

•	an increase of $10 million in storm damage accruals, as approved by the MPSC, effective October 2013;

•	an increase of $5.1 million in 2014 as compared to 2013 in administration fees related to participation in the MISO RTO;

•	an increase of $4 million in regulatory, consulting, and legal fees;

•	an increase of $2.3 million in distribution and transmission vegetation maintenance;

•	an increase of $1.3 million due to higher write-offs of uncollectible customer accounts in 2014 as compared to 2013; and

•	several individually insignificant items.

The asset write-off resulted from the $56.2 million ($36.7 million after-tax) write-off in 2014 of the regulatory asset associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff, subsequently approved by the MPSC, in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements for discussion of the new nuclear generation development costs and the joint stipulation.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes in 2014 as compared to prior year and an increase in local franchise taxes due to higher revenues.

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

•
an increase of $7.1 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative. See the “Human Capital Management Strategic Imperative” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion; and

•
an increase of $5.9 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge, recognized in September 2013, related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs.

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

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes as a result of a higher assessment in 2013 primarily due to the acquisition of the Hinds plant in November 2012.

Depreciation and amortization expenses increased primarily due to an increase in plant in service, including the acquisition of the Hinds plant in November 2012.

Income Taxes

The effective income tax rates for 2014, 2013, and 2012 were 42.7%, 37.7%, and 55.6%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  Entergy Mississippi completed the repairs to the unit in December 2014. As of December 31, 2014, Entergy Mississippi incurred $22.3 million of capital spending and $26.6 million of operation and maintenance expenses to return the unit to service. The damage was covered by Entergy Mississippi’s property insurance policy, subject to a $20 million deductible. As of December 31, 2014, Entergy Mississippi recorded an insurance receivable of $28.2 million for the amount expected to be received from its insurance policy, allocating $12.9 million of the expected insurance proceeds to capital spending and $15.3 million to operation and maintenance expenses. In June 2014, Entergy Mississippi filed a rate case with the MPSC, which includes recovery of the costs associated with Baxter Wilson (Unit 1) repair activities, net of applicable insurance proceeds. In December 2014 the MPSC issued an order that provided for a deferral of $6 million in other operation and maintenance expenses associated with the Baxter Wilson outage and that the regulatory asset should accrue carrying costs, with amortization of the regulatory asset to occur over two years beginning in February 2015, and provided that the capital costs will be reflected in rate base. The final accounting of costs to return the unit to service and insurance proceeds will be addressed in Entergy Mississippi’s next formula rate plan filing.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
	(In Thousands)
Cash and cash equivalents at beginning of period	$31	$52,970	$16

Net cash provided by (used in):
Operating activities	303,463	219,665	202,406
Investing activities	(177,765)	(149,410)	(391,127)
Financing activities	(64,096)	(123,194)	241,675
Net increase (decrease) in cash and cash equivalents	61,602	(52,939)	52,954

Cash and cash equivalents at end of period	$61,633	$31	$52,970

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $83.8 million in 2014 primarily due to:

•	increased recovery of fuel costs;

•	the timing of collections of receivables from customers; and

•
System Agreement bandwidth remedy payments of $11.3 million received in the second quarter 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period.

The increase was partially offset by:

•
System Agreement bandwidth remedy payments made in September 2014 of $16.4 million as a result of the compliance filing pursuant to the FERC’s orders related to the bandwidth payments/receipts for the 2007 - 2009 period;

•
an increase of $15 million in income tax payments in 2014. Entergy Mississippi had income tax payments in 2014 and 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The 2013 and 2014 payments resulted primarily from the reversal of temporary differences for which Entergy Mississippi had previously claimed a tax deduction; and

•
an increase of $13.7 million in pension contributions in 2014 as compared to 2013.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

See Note 2 to the financial statements for a discussion of the System Agreement proceedings.

Net cash flow provided by operating activities increased $17.3 million in 2013 primarily due to the timing of collections of receivables from customers and a $1.5 million decrease in pension contributions in 2013 as compared to 2012. The increase was partially offset by income tax payments of $4.7 million in 2013, as discussed above, as compared to income tax refunds of $0.7 million in 2012. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $28.4 million in 2014 primarily due to money pool activity and an increase in fossil-fueled generation construction expenditures primarily due to a higher scope of work done during plant outages in 2014 and an increase in spending on Baxter Wilson (Unit 1) repairs in 2014. The increase was partially offset by a decrease in transmission construction expenditures as a result of a decrease in reliability work performed in 2014.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $0.6 million in 2014 compared to decreasing by $16.9 million in 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash flow used in investing activities decreased $241.7 million in 2013 primarily due to the payment for the purchase of Hinds Energy Facility in November 2012 of approximately $203 million, including adjustments to the purchase price, and money pool activity. See Note 15 to the financial statements for a discussion of the purchase of Hinds Energy Facility.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $16.9 million in 2013 compared to increasing by $16.9 million in 2012.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow used in financing activities decreased $59.1 million in 2014 primarily due to the issuance of $100 million of 3.75% Series first mortgage bonds in March 2014 and the payment, at maturity, of $100 million of 5.15% Series first mortgage bonds in February 2013.

The decrease was partially offset by:

•	the payment, prior to maturity, of $95 million of 4.95% Series first mortgage bonds in April 2014;

•	an increase of $54 million in common stock dividends paid in 2014 as compared to 2013; and

•	money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $3.5 million in 2014 compared to increasing by $3.5 million in 2013.

Entergy Mississippi’s financing activities used $123.2 million of cash in 2013 as compared to providing $241.7 million of cash in 2012 primarily due to the payment, at maturity, of $100 million of 5.15% Series first mortgage bonds in February 2013 and the issuance of $250 million of 3.1% Series first mortgage bonds in December 2012.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2014	December 31, 2013
Debt to capital	51.2%	51.4%
Effect of subtracting cash	(1.5%)	—%
Net debt to net capital	49.7%	51.4%

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

Uses of Capital

Entergy Mississippi requires capital resources for:

•	construction and other capital investments;

•	debt and preferred stock maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments.

	2015	2016	2017
	(In Millions)
Planned construction and capital investment:
Generation	$35	$15	$20
Transmission	70	115	180
Distribution	125	115	100
Other	25	15	15
Total	$255	$260	$315

Following are the amounts of Entergy Mississippi’s existing debt obligations and lease obligations (includes estimated interest payments) and other purchase obligations.

	2015	2016-2017	2018-2019	After 2019	Total
	(In Millions)
Long-term debt (a)	$52	$222	$240	$1,245	$1,759
Capital lease payments	$2	$3	$1	$—	$6
Operating leases	$7	$9	$6	$4	$26
Purchase obligations (b)	$318	$563	$496	$1,033	$2,410

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Mississippi, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Mississippi currently expects to contribute approximately $22.5 million to its pension plans and approximately $535 thousand to its other postretirement plans in 2015, although the 2015 required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Mississippi has $13.2 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Mississippi includes amounts associated with specific investments such as environmental compliance spending; transmission projects to enhance reliability, reduce congestion, and enable economic growth; resource planning; generation projects; system improvements; and other investments.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly.  Entergy Mississippi’s long-term debt indenture restricts the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

December 31, 2014, Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $68.5 million.

New Nuclear Generation Development Costs

Pursuant to the Mississippi Baseload Act and the Mississippi Public Utilities Act, Entergy Mississippi had been developing and preserving a project option for new nuclear generation at Grand Gulf Nuclear Station.  In October 2010, Entergy Mississippi filed an application with the MPSC requesting that the MPSC determine that it was in the public interest to preserve the option to construct new nuclear generation at Grand Gulf and that the MPSC approve the deferral of Entergy Mississippi’s costs incurred to date and in the future related to this project, including the accrual of AFUDC or similar carrying charges.  In October 2011, Entergy Mississippi and the Mississippi Public Utilities Staff filed with the MPSC a joint stipulation that the MPSC approved in November 2011.  The stipulation stated that there should be a deferral of the $57 million of costs incurred through September 2011 in connection with planning, evaluating, monitoring, and other related generation resource development activities for new nuclear generation at Grand Gulf.

In October 2014, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed joint stipulations in Entergy Mississippi’s general rate case proceeding, which are discussed below. In consideration of the comprehensive terms for settlement in that rate case proceeding, the Mississippi Public Utilities Staff and Entergy Mississippi agreed that Entergy Mississippi would request consolidation of the new nuclear generation development costs proceeding with the rate case proceeding for hearing purposes and will not further pursue, except as noted below, recovery of the costs deferred by MPSC order in the new nuclear generation development docket. The stipulations state, however, that, if Entergy Mississippi decides to move forward with nuclear development in Mississippi, it can at that time re-present for consideration by the MPSC only those costs directly associated with the existing early site permit (ESP), to the extent that the costs are verifiable and prudent and the ESP is still valid and relevant to any such option pursued. After considering the progress of the new nuclear generation costs proceeding in light of the joint stipulation, Entergy Mississippi recorded in 2014 a $56.2 million pre-tax charge to recognize that the regulatory asset associated with new nuclear generation development is no longer probable of recovery. In December 2014 the MPSC issued an order accepting in their entirety the October 2014 stipulations, including the findings and terms of the stipulations regarding new nuclear generation development costs.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2014	2013	2012	2011
(In Thousands)
$644	($3,536)	$16,878	($1,999)
See Note 4 to the financial statements for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire May 2015. No borrowings were outstanding under the credit facilities as of December 31, 2014.  See Note 4 to the financial statements for additional discussion of the credit facilities. In addition, Entergy Mississippi entered into an uncommitted letter of credit facility in 2013 and an uncommitted letter of credit facility in 2014 as a means to post collateral to support its obligations under MISO. As of December 31, 2014, a $14.4 million letter of credit was outstanding under Entergy Mississippi’s letter of credit facility which was issued in 2014.

Entergy Mississippi obtained authorizations from the FERC through October 2015 for short-term borrowings not to exceed an aggregate amount of $175 million at any time outstanding and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Mississippi’s short-term borrowing limits. Entergy Mississippi has also obtained an order from the FERC authorizing long-term securities issuances through October 2015.

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

In March 2012, Entergy Mississippi submitted its formula rate plan filing for the 2011 test year. The filing shows an earned return on common equity of 10.92% for the test year, which is within the earnings bandwidth and results in no change in rates. In February 2013 the MPSC approved a joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff that provided for no change in rates.

In March 2013, Entergy Mississippi submitted its formula rate plan filing for the 2012 test year. The filing requested a $36.3 million revenue increase to reset Entergy Mississippi’s return on common equity to 10.55%, which is a point within the formula rate plan bandwidth. In June 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, in which both parties agreed that the MPSC should approve a $22.3 million rate

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

increase for Entergy Mississippi which, with other adjustments reflected in the stipulation, would have the effect of resetting Entergy Mississippi’s return on common equity to 10.59% when adjusted for performance under the formula rate plan. In August 2013 the MPSC approved the joint stipulation between Entergy Mississippi and the Mississippi Public Utilities Staff authorizing the rate increase effective with September 2013 bills.  Additionally, the MPSC authorized Entergy Mississippi to defer approximately $1.2 million in MISO-related implementation costs incurred in 2012 along with other MISO-related implementation costs incurred in 2013.

In June 2014, Entergy Mississippi filed its first general rate case before the MPSC in almost 12 years.  The rate filing laid out Entergy Mississippi’s plans for improving reliability, modernizing the grid, maintaining its workforce, stabilizing rates, utilizing new technologies, and attracting new industry to its service territory.  Entergy Mississippi requested a net increase in revenue of $49 million for bills rendered during calendar year 2015, including $30 million resulting from new depreciation rates to update the estimated service life of assets.  In addition, the filing proposed, among other things: 1) realigning cost recovery of the Attala and Hinds power plant acquisitions from the power management rider to base rates; 2) including certain MISO-related revenues and expenses in the power management rider; 3) power management rider changes that reflect the changes in costs and revenues that will accompany Entergy Mississippi’s withdrawal from participation in the System Agreement; and 4) a formula rate plan forward test year to allow for known changes in expenses and revenues for the rate effective period.  Entergy Mississippi proposed maintaining the current authorized return on common equity of 10.59%.

In October 2014, Entergy Mississippi and the Mississippi Public Utilities Staff entered into and filed joint stipulations that addressed the majority of issues in the proceeding. The stipulations provided for:

•	an approximate $16 million net increase in revenues, which reflected an agreed upon 10.07% return on common equity;

•
revision of Entergy Mississippi’s formula rate plan by providing Entergy Mississippi with the ability to reflect known and measurable changes to historical rate base and certain expense amounts; resolving uncertainty around and obviating the need for an additional rate filing in connection with Entergy Mississippi’s withdrawal from participation in the System Agreement; updating depreciation rates; and moving costs associated with the Attala and Hinds generating plants from the power management rider to base rates;

•	recovery of non-fuel MISO-related costs through a separate rider for that purpose;

•
a deferral of $6 million in other operation and maintenance expenses associated with the Baxter Wilson outage and a determination that the regulatory asset should accrue carrying costs, with amortization of the regulatory asset over two years beginning in February 2015, and a provision that the capital costs will be reflected in rate base. See "Baxter Wilson Plant Event" above for further discussion of the Baxter Wilson outage; and

•
consolidation of the new nuclear generation development costs proceeding with the general rate case proceeding for hearing purposes and a determination that Entergy Mississippi would not further pursue, except as noted below, recovery of the costs that were approved for deferral by the MPSC in November 2011. The stipulations state, however, that, if Entergy Mississippi decides to move forward with nuclear development in Mississippi, it can at that time re-present for consideration by the MPSC only those costs directly associated with the existing early site permit (ESP), to the extent that the costs are verifiable and prudent and the ESP is still valid and relevant to any such option pursued. See "New Nuclear Generation Development Costs" above for further discussion of the new nuclear generation development costs proceeding and subsequent write-off in 2014 of the regulatory asset related to those costs.

In December 2014 the MPSC issued an order accepting the stipulations in their entirety and approving the revenue adjustments and rate changes effective with February 2015 bills.

In August 2012 the MPSC opened inquiries to review whether the current formulaic methodology used to calculate the return on common equity in both Entergy Mississippi’s formula rate plan and Mississippi Power Company’s annual formula rate plan is still appropriate or can be improved to better serve the public interest. The intent of this inquiry and review was for informational purposes only; the evaluation of any recommendations for changes to the existing methodology would take place in a general rate case or in the existing formula rate plan docket. In March

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

2013 the Mississippi Public Utilities Staff filed its consultant’s report which noted the return on common equity estimation methods used by Entergy Mississippi and Mississippi Power Company are commonly used throughout the electric utility industry. The report suggested ways in which the methods used by Entergy Mississippi and Mississippi Power Company might be improved, but did not recommend specific changes in the return on common equity formulas or calculations at that time. In June 2014 the MPSC expanded the scope of the August 2012 inquiry to study the merits of adopting a uniform formula rate plan that could be applied, where possible in whole or in part, to both Entergy Mississippi and Mississippi Power Company in order to achieve greater consistency in the plans. The MPSC directed the Mississippi Public Utilities Staff to investigate and review Entergy Mississippi’s formula rate plan rider schedule and Mississippi Power Company’s Performance Evaluation Plan by considering the merits and deficiencies and possibilities for improvement of each and then to propose a uniform formula rate plan that, where possible, could be applicable to both companies. No procedural schedule has been set. In October 2014 the Mississippi Public Utilities Staff conducted a public technical conference to discuss performance benchmarking and its potential application to the electric utilities’ formula rate plans.

In Entergy Mississippi’s 2014 general rate case, the Mississippi Public Utilities Staff conducted a review of Entergy Mississippi’s proposed changes to its formula rate plan and recommended changes in that proceeding that may be duplicative of the review being conducted simultaneously in the above-described formula rate plan docket. Consequently, the MPSC found in the general rate case order that the changes to Entergy Mississippi's formula rate plan schedule approved in that order are just and reasonable and should remain unchanged by any MPSC action in the above-described formula rate plan docket, but that any provisions of Entergy Mississippi's formula rate plan schedule not specifically addressed in the general rate case order may be reviewed and changed.

Fuel and Purchased Power Cost Recovery

Entergy Mississippi’s rate schedules include an energy cost recovery rider that, effective January 1, 2013, is adjusted annually to reflect accumulated over- or under-recoveries. Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.

Entergy Mississippi had a deferred fuel balance of $60.4 million as of March 31, 2014. In May 2014, Entergy Mississippi filed for an interim adjustment under its energy cost recovery rider. The interim adjustment proposed a net energy cost factor designed to collect over a six-month period the under-recovered deferred fuel balance as of March 31, 2014 and also reflected a natural gas price of $4.50 per MMBtu. In May 2014, Entergy Mississippi and the Public Utilities Staff entered into a joint stipulation in which Entergy Mississippi agreed to a revised net energy cost factor that reflected the proposed interim adjustment with a reduction in costs recovered through the energy cost recovery rider associated with the suspension of the DOE nuclear waste storage fee. In June 2014 the MPSC approved the joint stipulation and allowed Entergy Mississippi’s interim adjustment. In November 2014, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider.  Due to lower gas prices and a lower deferred fuel balance, the redetermined annual factor was a decrease from the revised interim net energy cost factor.  In January 2015 the MPSC approved the redetermined annual factor effective January 30, 2015.

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

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

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

Storm Damage Accrual and Storm Cost Recovery

In two orders issued in July 2012 the MPSC temporarily increased Entergy Mississippi’s storm damage provision monthly accrual from $0.75 million to $2 million for bills rendered during the billing months of August 2012 through December 2012, and approved recovery of $14.9 million in prudently incurred storm costs to be amortized over five months, beginning with August 2012 bills.
In August 2012, Hurricane Isaac caused damage to Entergy Mississippi’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy Mississippi’s electric facilities damaged by Hurricane Isaac were $22 million.
On July 1, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, wherein both parties agreed that approximately $32 million in storm restoration costs incurred in 2011 and 2012 were prudently incurred and chargeable to the storm damage provision, while approximately $700,000 in prudently incurred costs were more properly recoverable through the formula rate plan. Entergy Mississippi and the Mississippi Public Utilities Staff also agreed that the storm damage accrual should be increased from $750,000 per month to $1.75 million per month. In September 2013 the MPSC approved the joint stipulation with the increase in the storm damage accrual effective with October 2013 bills. In February 2015, Entergy Mississippi provided notice to the Mississippi Public Utilities Staff that the storm damage accrual would be set to zero effective with the March 2015 billing cycle as a result of Entergy Mississippi's storm damage accrual balance exceeding $15 million as of January 31, 2015, but will return to its current level when the storm damage accrual balance becomes less than $10 million.

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization,” “System Agreement,” and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Nuclear Matters

See the “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of nuclear matters.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

Qualified Pension and Other Postretirement Benefits

Entergy Mississippi’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.   See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected qualified benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Qualified Pension Cost	Impact on 2014 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$906	$14,873
Rate of return on plan assets	(0.25%)	$671	$—
Rate of increase in compensation	0.25%	$361	$2,205

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Postretirement Benefit Cost	Impact on 2014 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$225	$2,925
Health care cost trend	0.25%	$377	$2,531

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2014 was $10 million. Entergy Mississippi anticipates 2015 qualified pension cost to be $16.4 million. Entergy Mississippi contributed $21.8 million to its qualified pension plans in 2014 and estimates 2015 pension contributions to be approximately $22.5 million, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.

Total postretirement health care and life insurance benefit income for Entergy Mississippi in 2014 was $982 thousand. Entergy Mississippi expects 2015 postretirement health care and life insurance benefit income of approximately $758 thousand. Entergy Mississippi contributed $8.5 million to its other postretirement plans in 2014 and expects to contribute $535 thousand in 2015.

The retirement and mortality rate assumptions are reviewed every three-to-five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2014 actuarial study reviewed plan experience from 2010 through 2013.  As a result of the 2014 actuarial study and the issuance of new mortality tables in October 2014 by the Society of Actuaries, changes were made to reflect modified demographic pattern expectations as well as longer life expectancies.  These changes are reflected in the December 31, 2014 financial disclosures. Adoption of the new mortality assumptions for 2015 resulted in an increase at December 31, 2014 of  $33.5 million in the qualified pension benefit obligation and $4.6 million in the accumulated postretirement obligation.  The new mortality assumptions increased anticipated 2015 qualified pension cost by approximately $4.8 million and other postretirement cost by approximately $0.6 million. Pension funding guidelines, as established by the Employee Retirement Income Security Act of 1974, as amended and the Internal Revenue Code of 1986, as amended, are not expected to incorporate the October 2014 Society of Actuaries new mortality assumptions until after 2015, possibly 2016.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

(Page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Mississippi, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 394 through 398 and applicable items in pages 61 through 234) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$1,524,193	$1,334,540	$1,120,366

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	325,643	328,934	227,133
Purchased power	493,533	375,745	320,923
Other operation and maintenance	256,339	261,832	244,722
Asset write-off	56,225	—	—
Taxes other than income taxes	87,936	83,630	75,006
Depreciation and amortization	113,903	108,714	97,768
Other regulatory charges (credits) - net	3,854	(14,545)	(5,701)
TOTAL	1,337,433	1,144,310	959,851

OPERATING INCOME	186,760	190,230	160,515

OTHER INCOME
Allowance for equity funds used during construction	2,380	2,182	3,955
Interest and investment income	1,055	817	170
Miscellaneous - net	(3,905)	(3,821)	(3,951)
TOTAL	(470)	(822)	174

INTEREST EXPENSE
Interest expense	57,002	59,031	57,345
Allowance for borrowed funds used during construction	(1,243)	(1,539)	(2,103)
TOTAL	55,759	57,492	55,242

INCOME BEFORE INCOME TAXES	130,531	131,916	105,447

Income taxes	55,710	49,757	58,679

NET INCOME	74,821	82,159	46,768

Preferred dividend requirements and other	2,828	2,828	2,828

EARNINGS APPLICABLE TO COMMON STOCK	$71,993	$79,331	$43,940

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

OPERATING ACTIVITIES
Net income	$74,821	$82,159	$46,768
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	113,903	108,714	97,768
Deferred income taxes, investment tax credits, and non-current taxes accrued	32,472	47,878	58,221
Changes in assets and liabilities:
Receivables	(27,444)	(31,647)	42,222
Fuel inventory	6,163	(121)	(6,202)
Accounts payable	(14,618)	38,727	(3,796)
Taxes accrued	318	920	6,791
Interest accrued	2,789	2,157	(3,324)
Deferred fuel costs	40,251	(11,567)	(42,331)
Other working capital accounts	17,567	(12,820)	(6,859)
Provisions for estimated losses	14,468	(146)	(2,469)
Other regulatory assets	(36,875)	87,907	(6,501)
Pension and other postretirement liabilities	68,434	(94,143)	16,782
Other assets and liabilities	11,214	1,647	5,336
Net cash flow provided by operating activities	303,463	219,665	202,406
INVESTING ACTIVITIES
Construction expenditures	(179,544)	(168,510)	(175,544)
Allowance for equity funds used during construction	2,380	2,182	3,955
Payment for purchase of plant	—	—	(202,668)
Change in money pool receivable - net	(644)	16,878	(16,878)
Other	43	40	8
Net cash flow used in investing activities	(177,765)	(149,410)	(391,127)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	98,668	—	246,502
Retirement of long-term debt	(95,000)	(116,030)	—
Change in money pool payable - net	(3,536)	3,536	(1,999)
Dividends paid:
Common stock	(61,400)	(7,400)	—
Preferred stock	(2,828)	(2,828)	(2,828)
Other	—	(472)	—
Net cash flow provided by (used in) financing activities	(64,096)	(123,194)	241,675
Net increase (decrease) in cash and cash equivalents	61,602	(52,939)	52,954
Cash and cash equivalents at beginning of period	31	52,970	16
Cash and cash equivalents at end of period	$61,633	$31	$52,970
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$51,509	$54,120	$58,043
Income taxes	$19,650	$4,657	($696)
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2014	2013
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,223	$22
Temporary cash investments	60,410	9
Total cash and cash equivalents	61,633	31
Accounts receivable:
Customer	78,593	76,534
Allowance for doubtful accounts	(873)	(906)
Associated companies	21,233	13,794
Other	42,009	9,117
Accrued unbilled revenues	43,374	44,777
Total accounts receivable	184,336	143,316
Deferred fuel costs	—	38,057
Accumulated deferred income taxes	5,198	—
Fuel inventory - at average cost	42,736	48,899
Materials and supplies - at average cost	37,741	40,849
Prepayments and other	7,315	19,813
TOTAL	338,959	290,965

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,642	4,670
Escrow accounts	41,752	51,795
TOTAL	46,394	56,465

UTILITY PLANT
Electric	3,999,918	3,875,737
Property under capital lease	4,185	5,329
Construction work in progress	67,514	37,316
TOTAL UTILITY PLANT	4,071,617	3,918,382
Less - accumulated depreciation and amortization	1,516,540	1,413,484
UTILITY PLANT - NET	2,555,077	2,504,898

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	49,306	58,716
Other regulatory assets	364,747	318,462
Other	19,121	20,819
TOTAL	433,174	397,997

TOTAL ASSETS	$3,373,604	$3,250,325

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2014	2013
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$49,832	$74,144
Other	63,300	52,129
Customer deposits	77,753	74,211
Taxes accrued	53,565	53,247
Accumulated deferred income taxes	—	15,413
Interest accrued	23,172	20,383
Deferred fuel costs	2,194	—
Other	17,533	19,021
TOTAL	287,349	308,548

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	800,374	746,939
Accumulated deferred investment tax credits	6,370	8,530
Asset retirement cost liabilities	6,786	6,401
Accumulated provisions	50,142	35,674
Pension and other postretirement liabilities	135,156	66,722
Long-term debt	1,058,838	1,053,670
Other	16,038	21,883
TOTAL	2,073,704	1,939,819

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2014 and 2013	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	763,534	752,941
TOTAL	962,170	951,577

TOTAL LIABILITIES AND EQUITY	$3,373,604	$3,250,325

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2014, 2013, and 2012

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$199,326	($690)	$637,070	$835,706
Net income	—	—	46,768	46,768
Preferred stock dividends	—	—	(2,828)	(2,828)
Balance at December 31, 2012	$199,326	($690)	$681,010	$879,646
Net income	—	—	82,159	82,159
Common stock dividends	—	—	(7,400)	(7,400)
Preferred stock dividends	—	—	(2,828)	(2,828)
Balance at December 31, 2013	$199,326	($690)	$752,941	$951,577
Net income	—	—	74,821	74,821
Common stock dividends	—	—	(61,400)	(61,400)
Preferred stock dividends	—	—	(2,828)	(2,828)
Balance at December 31, 2014	$199,326	($690)	$763,534	$962,170

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2014	2013	2012	2011	2010
	(In Thousands)

Operating revenues	$1,524,193	$1,334,540	$1,120,366	$1,266,470	$1,232,922
Net Income	$74,821	$82,159	$46,768	$108,729	$85,377
Total assets	$3,373,604	$3,250,325	$3,354,027	$2,943,394	$2,772,778
Long-term obligations (a)	$1,112,161	$1,108,236	$1,125,229	$978,932	$806,506

(a) Includes long-term debt (excluding currently maturing debt), non-current capital lease obligations, and preferred stock without sinking fund.

	2014	2013	2012	2011	2010
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$585	$527	$454	$490	$509
Commercial	481	432	381	401	406
Industrial	175	156	140	146	145
Governmental	47	42	37	37	38
Total retail	1,288	1,157	1,012	1,074	1,098
Sales for resale:
Associated companies	153	92	23	104	55
Non-associated companies	14	24	24	27	33
Other	69	62	61	61	47
Total	$1,524	$1,335	$1,120	$1,266	$1,233

Billed Electric Energy Sales (GWh):
Residential	5,672	5,629	5,550	5,848	6,077
Commercial	4,821	4,815	4,915	4,985	5,000
Industrial	2,297	2,265	2,400	2,326	2,250
Governmental	414	409	408	415	416
Total retail	13,204	13,118	13,273	13,574	13,743
Sales for resale:
Associated companies	2,657	1,543	232	431	268
Non-associated companies	193	304	265	332	402
Total	16,054	14,965	13,770	14,337	14,413

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Algiers Asset Transfer

In October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently support the provision of service to Entergy Louisiana’s customers in Algiers. The transaction is expected to result in the transfer of net assets of approximately $60 million. The Algiers asset transfer is also subject to regulatory review and approval of the FERC. Entergy Louisiana also filed an application with the City Council seeking authorization to undertake the Entergy Louisiana and Entergy Gulf States Louisiana business combination. The application provides that if the City Council approves the Algiers asset transfer before the business combination occurs, the City Council may not need to issue a public interest finding regarding the business combination. If the necessary approvals are obtained from the City Council and the FERC, Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in the second half of 2015. In November 2014 the City Council approved a resolution establishing a procedural schedule that provides for a hearing on the joint application in late-May 2015, with a decision to be rendered no later than June 2015.

Results of Operations

Net Income

2014 Compared to 2013

Net income increased $17 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by a higher effective income tax rate.

2013 Compared to 2012

Net income decreased $5.4 million primarily due to higher other operation and maintenance expenses, higher taxes other than income taxes, and higher interest expense, partially offset by higher net revenue and a lower effective income tax rate.

Net Revenue

2014 Compared to 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2014 to 2013.

Amount
(In Millions)

2013 net revenue	$249.2
Volume/weather	4.5
Net gas revenue	3.5
Transmission revenue	1.4
Other	1.5
2014 net revenue	$260.1

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 125 GWh, or 2%, in billed electricity usage, primarily in the residential and commercial sectors, including the effect of favorable weather on residential sales in 2014 as compared to the prior year and a 2% increase in the average number of electric customers.

The net gas revenue variance is primarily due to the effect of favorable weather, primarily in the residential and commercial sectors, in 2014 as compared to the prior year.

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

The net gas revenue variance is primarily due to the effect of more favorable weather, primarily in the residential and commercial sectors, in 2013 as compared to prior year.

The retail electric price variance is primarily due to a formula rate plan decrease effective September 2013. See Note 2 to the financial statements for a discussion of the formula rate plan filing.

Other Income Statement Variances

2014 Compared to 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $7.7 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

•	a decrease of $6.7 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages as compared to prior year; and

•	a decrease of $2.4 million in outside regulatory consultant fees.

2013 Compared to 2012

Other operation and maintenance expenses increased primarily due to:

•	an increase of $9 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages as compared to prior year;

•
an increase of $4.4 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative. See the “Human Capital Management Strategic Imperative” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion; and

•
an increase of $3.1 million in compensation and benefits costs primarily due to a decrease in the discount rates used to determine net periodic pension and other postretirement benefit costs and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs.

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

Income Taxes

The effective income tax rates for 2014, 2013, and 2012 were 30%, 12.2%, and 29.8%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
	(In Thousands)
Cash and cash equivalents at beginning of period	$33,489	$9,391	$9,834

Net cash provided by (used in):
Operating activities	81,064	86,326	52,089
Investing activities	(64,514)	(89,666)	(78,040)
Financing activities	(7,650)	27,438	25,508
Net increase (decrease) in cash and cash equivalents	8,900	24,098	(443)

Cash and cash equivalents at end of period	$42,389	$33,489	$9,391

Operating Activities

Net cash flow provided by operating activities decreased $5.3 million in 2014 primarily due to the payment of calendar year 2012 System Agreement bandwidth remedy payments of $15 million to the City of New Orleans in June 2014 for use in the streetlight conversion program, as directed by the City Council, an increase of $6.3 million in pension contributions, and income tax payments of $4.9 million in 2014 compared to income tax refunds of $1.4 million in 2013. The decrease in cash flow was offset by the timing of collections from customers. See “Critical Accountings Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

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

Investing Activities

Net cash flow used in investing activities decreased $25.2 million in 2014 primarily due to:

•	a decrease in fossil-fueled generation construction expenditures primarily due to spending on the Michoud turbine blade replacement projects in 2013;

•	a decrease in transmission construction expenditures as a result of decreased scope of work in 2014; and

•	money pool activity.

The decrease was partially offset by receipts from the storm reserve escrow account of $7.8 million in 2013.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $4.3 million in 2014 compared to increasing $1.8 million in 2013.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Net cash flow used in investing activities increased $11.6 million in 2013 primarily due to:

•	money pool activity;

•	an increase in transmission construction expenditures as a result of additional reliability work performed in 2013; and

•	an increase in fossil-fueled generation construction expenditures as a result of increased scope of work in 2013.

The increase was partially offset by a decrease in distribution construction expenditures due to higher spending related to Hurricane Isaac in 2012.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $1.8 million in 2013 compared to decreasing $6.2 million in 2012.

Financing Activities

Entergy New Orleans’s financing activities used $7.7 million of cash in 2014 compared to providing $27.4 million of cash in 2013 primarily due to the issuance of $100 million of 3.9% Series first mortgage bonds in June 2013 and $6 million in common stock dividends paid in 2014, partially offset by the retirement of $70 million of 5.25% Series first mortgage bonds in August 2013.

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

	December 31, 2014	December 31, 2013
Debt to capital	47.7%	50.0%
Effect of subtracting cash	(5.2%)	(4.0%)
Net debt to net capital	42.5%	46.0%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition. Entergy New Orleans uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluation Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents.

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

Uses of Capital

Entergy New Orleans requires capital resources for:

•	construction and other capital investments;

•	working capital purposes, including the financing of fuel and purchased power costs;

•	debt and preferred stock maturities or retirements; and

•	dividend payments.

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments.

	2015	2016	2017
	(In Millions)
Planned construction and capital investment:
Generation	$—	$—	$40
Transmission	15	10	5
Distribution	35	25	25
Other	25	30	25
Total	$75	$65	$95

Following are the amounts of Entergy New Orleans’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2015	2016-2017	2018-2019	After 2019	Total
	(In Millions)
Long-term debt (a)	$11	$21	$21	$320	$373
Operating leases	$2	$4	$2	$2	$10
Purchase obligations (b)	$215	$425	$397	$579	$1,616

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy New Orleans, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy New Orleans currently expects to contribute approximately $10.9 million to its pension plan in 2015, and approximately $3.7 million to other postretirement plans in 2015, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy New Orleans has $33 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy New Orleans includes specific investments such as environmental compliance spending; transmission projects to enhance reliability, reduce congestion, and enable economic growth; resource planning; generation projects; system improvements; and other investments.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance,

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary of Entergy Corporation, Entergy New Orleans pays dividends from its earnings at a percentage determined monthly. Entergy New Orleans’s long-term debt indenture contains restrictions on the payment of cash dividends or other distributions on its common and preferred stock.

Sources of Capital

Entergy New Orleans’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt and preferred stock issuances; and

•	bank financing under new or existing facilities.

Entergy New Orleans may refinance, redeem, or otherwise retire debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

Entergy New Orleans’s receivables from the money pool were as follows as of December 31 for each of the following years.

2014	2013	2012	2011
(In Thousands)
$442	$4,737	$2,923	$9,074

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2015. No borrowings were outstanding under the facility as of December 31, 2014. See Note 4 to the financial statements for additional discussion of the credit facility. In addition, Entergy New Orleans entered into an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO.  As of December 31, 2014, an $8.1 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility.

Entergy New Orleans obtained authorization from the FERC through October 2015 for short-term borrowings not to exceed an aggregate amount of $100 million at any time outstanding. See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through July 2016.

Entergy Louisiana’s Ninemile Point Unit 6 Self-Build Project

In June 2011, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by Entergy Louisiana’s construction of a combined-cycle gas turbine generating facility (Ninemile 6) at its existing Ninemile Point electric generating station. Ninemile 6 is a nominally-sized 560 MW unit that is expected to cost approximately $655 million to construct when spending is complete, excluding interconnection and transmission upgrades. Entergy Gulf States Louisiana joined in the application, seeking certification of its purchase under a life-of-unit power purchase agreement of up to 25% of the capacity and energy generated by Ninemile 6. The Ninemile 6 capacity and energy is allocated 55% to Entergy Louisiana, 25% to Entergy Gulf States Louisiana, and 20% to Entergy New Orleans. In February 2012 the City Council passed a resolution authorizing Entergy New Orleans to purchase 20% of the Ninemile 6 energy and capacity. In March 2012 the LPSC

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

unanimously voted to grant the certifications requested by Entergy Gulf States Louisiana and Entergy Louisiana. Following approval by the LPSC, Entergy Louisiana issued full notice to proceed to the project’s engineering, procurement, and construction contractor. Under terms approved by the City Council, non-fuel costs associated with Ninemile 6 may be recovered through a special rider for that purpose. The unit was placed in service in December 2014.

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

Rate Cases and Formula Rate Plans

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

In May 2012, Entergy New Orleans filed its electric and gas formula rate plan evaluation reports for the 2011 test year.  Subsequent adjustments agreed upon with the City Council Advisors indicate a $4.9 million electric base revenue increase and a $0.05 million gas base revenue increase as necessary under the formula rate plan.  As part of the original filing, Entergy New Orleans also requested to increase annual funding for its storm reserve by approximately $5.7 million for five years.  On September 26, 2012, Entergy New Orleans made a filing with the City Council that implemented the $4.9 million electric formula rate plan rate increase and the $0.05 million gas formula rate plan rate increase.  The new rates were effective with the first billing cycle in October 2012.  In August 2013 the City Council unanimously approved a settlement of all issues in the formula rate plan proceeding.  Pursuant to the terms of the settlement, Entergy New Orleans implemented an approximately $1.625 million net decrease to the electric rates that were in effect prior to the electric rate increase implemented in October 2012, with no change in gas rates.  Entergy New Orleans refunded to customers approximately $6 million over the four-month period from September 2013 through December 2013 to make the electric rate decrease effective as of the first billing cycle of October 2012.  Entergy New Orleans had previously recorded provisions for the majority of the refund to customers, but recorded an additional $1.1 million provision in second quarter 2013 as a result of the settlement. Entergy New Orleans’s formula rate plan ended with the 2011 test year and has not been extended.  Entergy New Orleans is recovering the costs of its power purchase agreement with Entergy Louisiana for 20% of the capacity and energy of the Ninemile Unit 6 generating station, which commenced operation in December 2014, through a special Ninemile Unit 6 rider.

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  In September 2009 the City Council approved the energy efficiency programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In October 2013 the City Council approved the extension of the current Energy Smart program through December 2014. The City Council approved the use of $3.5 million of rough production cost equalization funds for program costs. In addition, Entergy New Orleans will be allowed to recover its lost contribution to fixed costs and to earn an incentive for meeting program goals. In January 2015 the City Council approved extending the Energy Smart program through March 2015 and using $1.2 million of rough production cost equalization funds to cover program costs for the extended period. Additionally, the City Council approved funding for the Energy Smart 2 programs from April 2015 through March 2017 using the

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

remainder of the approximately $12.4 million of 2014 rough production cost equalization funds, and with any remaining costs being recovered through the fuel adjustment clause.

Storm Cost Recovery

In October 2006, the City Council approved a rate filing settlement agreement that, among other things, authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider that began in March 2007. These storm reserve funds are held in a restricted escrow account until needed in response to a storm.

In August 2012, Hurricane Isaac caused extensive damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow account to partially offset these costs. In February 2014, Entergy New Orleans made a filing with the City Council seeking certification of the Hurricane Isaac costs. In January 2015 the City Council issued a resolution approving the terms of a joint agreement in principle filed by Entergy New Orleans, Entergy Louisiana, and the City Council Advisors determining, among other things, that Entergy New Orleans’s prudently-incurred storm recovery costs were $49.3 million, of which $31.7 million, net of reimbursements from the storm reserve escrow account, remains recoverable from Entergy New Orleans’s electric customers. The resolution also directs Entergy New Orleans to file an application to securitize the unrecovered Council-approved storm recovery costs of $31.7 million pursuant to the Louisiana Electric Utility Storm Recovery Securitization Act (Louisiana Act 64). In addition, the resolution found that it is reasonable for Entergy New Orleans to include in the principal amount of its potential securitization the costs to fund and replenish Entergy New Orleans’s storm reserve in an amount that achieves the Council-approved funding level of $75 million. In January 2015, in compliance with that directive, Entergy New Orleans filed with the City Council an application requesting that the City Council grant a financing order authorizing the financing of Entergy New Orleans’s storm costs, storm reserves, and issuance costs pursuant to Louisiana Act 64.

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization,” “System Agreement,” and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Nuclear Matters

See the “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of nuclear matters.

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

Qualified Pension and Other Postretirement Benefits

Entergy New Orleans’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Qualified Pension Cost	Impact on 2014 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$451	$7,348
Rate of return on plan assets	(0.25%)	$295	$—
Rate of increase in compensation	0.25%	$175	$1,092

Entergy New Orleans, Inc.
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Postretirement Benefit Cost	Impact on 2014 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$79	$1,813
Health care cost trend	0.25%	$210	$1,537

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2014 was $6.6 million. Entergy New Orleans anticipates 2015 qualified pension cost to be $9 million.  Entergy New Orleans contributed $10.5 million to its pension plans in 2014 and estimates 2015 pension contributions to be approximately $10.9 million, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.

Total postretirement health care and life insurance benefit income for Entergy New Orleans in 2014 was $1.5 million.   Entergy New Orleans expects 2015 postretirement health care and life insurance benefit income of approximately $1.6 million. Entergy New Orleans contributed $4.3 million to its other postretirement plans in 2014 and expects to contribute $3.7 million in 2015.

The retirement and mortality rate assumptions are reviewed every three-to-five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2014 actuarial study reviewed plan experience from 2010 through 2013.  As a result of the 2014 actuarial study and the issuance of new mortality tables in October 2014 by the Society of Actuaries, changes were made to reflect modified demographic pattern expectations as well as longer life expectancies.  These changes are reflected in the December 31, 2014 financial disclosures. Adoption of the new mortality assumptions for 2015 resulted in an increase at December 31, 2014 of  $15 million in the qualified pension benefit obligation and $3.6 million in the accumulated postretirement obligation.  The new mortality assumptions increased anticipated 2015 qualified pension cost by approximately $2.2 million and other postretirement cost by approximately $0.4 million. Pension funding guidelines, as established by the Employee Retirement Income Security Act of 1974, as amended and the Internal Revenue Code of 1986, as amended, are not expected to incorporate the October 2014 Society of Actuaries new mortality assumptions until after 2015, possibly 2016.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy New Orleans, Inc.
New Orleans, Louisiana

We have audited the accompanying balance sheets of Entergy New Orleans, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 412 through 416 and applicable items in pages 61 through 234) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$579,981	$525,041	$487,633
Natural gas	110,104	95,115	82,107
TOTAL	690,085	620,156	569,740

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	169,605	116,715	107,616
Purchased power	259,680	253,202	222,193
Other operation and maintenance	120,610	136,003	122,143
Taxes other than income taxes	48,142	48,659	43,189
Depreciation and amortization	38,884	37,717	36,726
Other regulatory charges - net	694	996	1,983
TOTAL	637,615	593,292	533,850

OPERATING INCOME	52,470	26,864	35,890

OTHER INCOME
Allowance for equity funds used during construction	915	920	791
Interest and investment income	79	89	47
Miscellaneous - net	430	(1,401)	(1,453)
TOTAL	1,424	(392)	(615)

INTEREST EXPENSE
Interest expense	13,310	13,675	11,344
Allowance for borrowed funds used during construction	(447)	(505)	(374)
TOTAL	12,863	13,170	10,970

INCOME BEFORE INCOME TAXES	41,031	13,302	24,305

Income taxes	12,324	1,619	7,240

NET INCOME	28,707	11,683	17,065

Preferred dividend requirements and other	965	965	965

EARNINGS APPLICABLE TO COMMON STOCK	$27,742	$10,718	$16,100

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)
OPERATING ACTIVITIES
Net income	$28,707	$11,683	$17,065
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	38,884	37,717	36,726
Deferred income taxes, investment tax credits, and non-current taxes accrued	24,388	(7,427)	15,016
Changes in assets and liabilities:
Receivables	20,506	(6,508)	(29,046)
Fuel inventory	(17)	(1,222)	2,029
Accounts payable	(7,702)	5,987	4,828
Interest accrued	(60)	578	180
Deferred fuel costs	5,252	20,988	(9,464)
Other working capital accounts	(18,050)	3,155	12,862
Provisions for estimated losses	10,877	(31)	(812)
Other regulatory assets	(38,405)	64,810	(23,188)
Pension and other postretirement liabilities	29,942	(51,293)	9,773
Other assets and liabilities	(13,258)	7,889	16,120
Net cash flow provided by operating activities	81,064	86,326	52,089
INVESTING ACTIVITIES
Construction expenditures	(62,199)	(88,864)	(86,373)
Allowance for equity funds used during construction	915	920	791
Change in money pool receivable - net	4,295	(1,814)	6,151
Payments to storm reserve escrow account	(7,525)	(7,663)	(8,609)
Receipts from storm reserve escrow account	—	7,755	10,000
Net cash flow used in investing activities	(64,514)	(89,666)	(78,040)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	98,471	28,422
Retirement of long-term debt	—	(70,068)	—
Dividends paid:
Common stock	(6,000)	—	(1,700)
Preferred stock	(965)	(965)	(965)
Other	(685)	—	(249)
Net cash flow provided by (used in) financing activities	(7,650)	27,438	25,508
Net increase (decrease) in cash and cash equivalents	8,900	24,098	(443)
Cash and cash equivalents at beginning of period	33,489	9,391	9,834
Cash and cash equivalents at end of period	$42,389	$33,489	$9,391
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$12,477	$12,050	$10,183
Income taxes	$4,871	($1,448)	($12,952)
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2014	2013
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,006	$317
Temporary cash investments	41,383	33,172
Total cash and cash equivalents	42,389	33,489
Accounts receivable:
Customer	35,663	38,872
Allowance for doubtful accounts	(262)	(974)
Associated companies	11,693	32,273
Other	3,223	2,667
Accrued unbilled revenues	16,465	18,745
Total accounts receivable	66,782	91,583
Accumulated deferred income taxes	8,562	12,018
Fuel inventory - at average cost	3,016	2,999
Materials and supplies - at average cost	12,650	11,696
Prepayments and other	6,887	4,178
TOTAL	140,286	155,963

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	18,038	10,513
TOTAL	19,054	11,529

UTILITY PLANT
Electric	936,862	889,629
Natural gas	228,979	222,463
Construction work in progress	18,866	29,312
TOTAL UTILITY PLANT	1,184,707	1,141,404
Less - accumulated depreciation and amortization	594,945	566,948
UTILITY PLANT - NET	589,762	574,456

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	175,596	137,191
Other	5,345	5,577
TOTAL	185,021	146,848

TOTAL ASSETS	$934,123	$888,796

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2014	2013
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$33,170	$36,193
Other	22,435	27,840
Customer deposits	24,681	22,959
Interest accrued	3,538	3,598
Deferred fuel costs	28,397	23,145
System agreement cost equalization	—	17,040
Other	6,830	5,896
TOTAL CURRENT LIABILITIES	119,051	136,671

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	199,241	183,636
Accumulated deferred investment tax credits	864	1,082
Regulatory liability for income taxes - net	20,640	28,711
Asset retirement cost liabilities	2,511	2,347
Accumulated provisions	25,877	15,000
Pension and other postretirement liabilities	62,440	32,497
Long-term debt	225,866	225,944
Gas system rebuild insurance proceeds	23,218	32,760
Other	6,610	4,085
TOTAL NON-CURRENT LIABILITIES	567,267	526,062

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2014 and 2013	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	157,987	136,245
TOTAL	228,025	206,283

TOTAL LIABILITIES AND EQUITY	$934,123	$888,796

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2014, 2013, and 2012

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$33,744	$36,294	$111,127	$181,165
Net income	—	—	17,065	17,065
Common stock dividends	—	—	(1,700)	(1,700)
Preferred stock dividends	—	—	(965)	(965)
Balance at December 31, 2012	$33,744	$36,294	$125,527	$195,565
Net income	—	—	11,683	11,683
Preferred stock dividends	—	—	(965)	(965)
Balance at December 31, 2013	$33,744	$36,294	$136,245	$206,283
Net income	—	—	28,707	28,707
Common stock dividends	—	—	(6,000)	(6,000)
Preferred stock dividends	—	—	(965)	(965)
Balance at December 31, 2014	$33,744	$36,294	$157,987	$228,025

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2014	2013	2012	2011	2010
	(In Thousands)

Operating revenues	$690,085	$620,156	$569,740	$630,185	$659,449
Net Income	$28,707	$11,683	$17,065	$35,976	$31,114
Total assets	$934,123	$888,796	$881,789	$806,035	$850,076
Long-term obligations (a)	$245,646	$245,724	$146,080	$186,317	$186,995

(a) Includes long-term debt (excluding currently maturing debt) and preferred stock without sinking fund.

	2014	2013	2012	2011	2010
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$202	$197	$174	$176	$196
Commercial	184	183	164	154	174
Industrial	33	35	31	30	36
Governmental	66	67	63	59	70
Total retail	485	482	432	419	476
Sales for resale:
Associated companies	77	27	44	95	56
Non-associated companies	4	—	—	1	1
Other	14	16	12	14	10
Total	$580	$525	$488	$529	$543

Billed Electric Energy Sales (GWh):
Residential	1,963	1,867	1,772	1,888	1,858
Commercial	2,046	1,998	1,968	1,939	1,899
Industrial	452	481	484	498	503
Governmental	768	758	785	795	809
Total retail	5,229	5,104	5,009	5,120	5,069
Sales for resale:
Associated companies	1,322	495	978	1,167	906
Non-associated companies	16	13	8	19	13
Total	6,567	5,612	5,995	6,306	5,988

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2014 Compared to 2013

Net income increased $16.9 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by a higher effective income tax rate, higher taxes other than income taxes, and higher depreciation and amortization expenses.

2013 Compared to 2012

Net income increased $15.9 million primarily due to higher net revenue and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses and higher depreciation and amortization expenses.

Net Revenue

2014 Compared to 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2014 to 2013.

Amount
(In Millions)

2013 net revenue	$586.5
Purchased power capacity	37.5
Retail electric price	17.3
Volume/weather	11.6
Transmission revenue	(7.6)
Reserve equalization	(18.0)
Net wholesale revenue	(21.0)
Other	5.4
2014 net revenue	$611.7

The purchased power capacity variance is primarily due to a decrease in expenses due to contract changes.

The retail electric price variance is primarily due to an annual base rate increase of $18.5 million, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case. See Note 2 to the financial statements for further discussion of the PUCT rate order.

The volume/weather variance is primarily due to an increase of 884 GWh, or 5%, in billed electricity usage, including the effect of more favorable weather on residential sales and increased industrial usage primarily in the petroleum industry as a result of expansions.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The transmission revenue variance is primarily due to changes as a result of the participation in the MISO RTO in 2014.

The reserve equalization variance is primarily due to an increase in reserve equalization expense as compared to the same period in 2013 primarily due to the changes in the Entergy System generation mix compared to the same period in 2013 as a result of the Entergy Arkansas’s exit from the System Agreement in December 2013.

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

The volume/weather variance is primarily due to an increase of 470 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather compared to last year on residential sales and increased usage in the industrial sector compared to prior year as a result of an unplanned outage in the refining industry in 2012.

The retail electric price variance is primarily due to an annual base rate increase of $28 million, effective July 2012, as a result of the PUCT’s order in the November 2011 rate case. See Note 2 to the financial statements for further discussion of the PUCT rate order.

The fuel recovery variance is primarily the result of a $6 million adjustment to deferred fuel costs recorded in third quarter 2012 in accordance with a rate order from the PUCT issued in September 2012. See Note 2 to the financial statements for further discussion of the PUCT order issued in Entergy Texas’s 2011 rate case.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

2014 Compared to 2013

Other operation and maintenance expenses decreased primarily due to:

•
an decrease of $14.9 million in compensation and benefit costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge in 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of benefits costs;

•	a decrease of $7.4 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business; and

•
a decrease of $7.1 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative. See the “Human Capital Management Strategic Imperative” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

The decrease was partially offset by an increase of $5.9 million primarily due to administration fees in 2014 related to participation in the MISO RTO.

Taxes other than income taxes increased primarily due to a reduction in the provision recorded for sales and use taxes in 2013, an increase in local franchise taxes, and an increase in ad valorem taxes. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

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

•
an increase of $8.8 million resulting from implementation costs, severance costs, and curtailment and special termination benefits in 2013 related to the human capital management strategic imperative. See the “Human Capital Management Strategic Imperative” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion;

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Also, other operation and maintenance expenses include $7.4 million in 2013 and $4.8 million in 2012 of costs incurred related to the now-terminated plan to spin off and merge the transmission business.

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

Income Taxes

The effective income tax rates were 39.9%, 34.2%, and 44.1% for 2014, 2013, and 2012, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
	(In Thousands)
Cash and cash equivalents at beginning of period	$46,488	$60,236	$65,289

Net cash provided by (used in):
Operating activities	315,164	237,054	271,081
Investing activities	(186,540)	(164,309)	(128,904)
Financing activities	(144,671)	(86,493)	(147,230)
Net decrease in cash and cash equivalents	(16,047)	(13,748)	(5,053)

Cash and cash equivalents at end of period	$30,441	$46,488	$60,236

Operating Activities

Net cash flow provided by operating activities increased $78.1 million in 2014 primarily due to:

•	$86.1 million of fuel cost refunds in 2013;

•
System Agreement bandwidth remedy payments of $48.6 million received in the second quarter 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. Entergy Texas received approval to apply a portion of the payments to the under-collected fuel balance. The remaining balance of $24.6 million was refunded to Entergy Texas customers as of December 31, 2014; and

•	the timing of collections from customers.

See Note 2 to the financial statements for a discussion of fuel cost refunds and the System Agreement proceedings.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by:

•
a decrease of $54.8 million in income tax refunds in 2014 compared to 2013. Entergy Texas had income tax refunds in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The refunds in 2013 resulted from the utilization of Entergy Texas’s taxable losses against taxable income of other members of the Entergy consolidated group; and

•
an increase of $10.2 million in pension contributions in 2014.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

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

Investing Activities

Net cash used in investing activities increased $22.2 million in 2014 primarily due to an increase in transmission construction expenditures and an increase in fossil-fueled generation construction expenditures due to a greater scope of projects in 2014 and money pool activity.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $6 million in 2014 compared to decreasing by $12.9 million in 2013. The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Net cash used in investing activities increased $35.4 million in 2013 primarily due to:

•	money pool activity;

•	an increase in transmission construction expenditures due to reliability work performed in 2013; and

•	an increase in distribution construction expenditures due to an increased scope of work in 2013.

The increase was partially offset by lower fossil-fueled generation construction expenditures due to a greater scope of projects in 2012.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $12.9 million in 2013 compared to decreasing by $44 million in 2012.

Financing Activities

Net cash flow used in financing activities increased $58.2 million in 2014 primarily due to the retirement of $150 million of 7.875% Series first mortgage bonds in June 2014 and an increase of $45 million in common stock

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

dividends paid, partially offset by the issuance of $135 million of 5.625% Series first mortgage bonds in May 2014. See Note 5 to the financial statements for more details on long-term debt.

Net cash flow used in financing activities decreased $60.7 million in 2013 primarily due to a decrease of $62.2 million in common stock dividends paid.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2014	December 31, 2013
Debt to capital	62.4%	63.7%
Effect of excluding the securitization bonds	(11.8%)	(12.6%)
Debt to capital, excluding securitization bonds (a)	50.6%	51.1%
Effect of subtracting cash	(0.9%)	(1.3%)
Net debt to net capital, excluding securitization bonds (a)	49.7%	49.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Uses of Capital

Entergy Texas requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Following are the amounts of Entergy Texas’s planned construction and other capital investments.

	2015	2016	2017
	(In Millions)
Planned construction and capital investment:
Generation	$275	$45	$100
Transmission	140	165	85
Distribution	105	95	95
Other	35	35	10
Total	$555	$340	$290

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Texas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2015	2016-2017	2018-2019	After 2019	Total
	(In Millions)
Long-term debt (a)	$276	$158	$356	$1,444	$2,234
Operating leases (b)	$6	$9	$6	$4	$25
Purchase obligations (c)	$244	$494	$492	$213	$1,443

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Does not include power purchase agreements that are accounted for as leases that are included in purchase obligations.

(c)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Texas, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Texas expects to contribute approximately $17.2 million to its pension plans and approximately $3.2 million to other postretirement plans in 2015, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Texas has $17 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Texas amounts associated with specific investments, such as the Union Power Station acquisition discussed below; NRC post-Fukushima requirements; environmental compliance spending; transmission projects to enhance reliability, reduce congestion, and enable economic growth; resource planning; generation projects; system improvements; and other investments.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt in Note 5 to the financial statements.

As a wholly-owned subsidiary, Entergy Texas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly.

Union Power Station Purchase Agreement

In December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Pursuant to the agreement, Entergy Gulf States Louisiana will acquire two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy Texas will each acquire one power block and a 25% undivided ownership interest in such related assets. (If Entergy Arkansas or Entergy Texas do not obtain approval for the purchase of their power blocks, Entergy Gulf States Louisiana will seek to purchase the power blocks not approved.) The base purchase price is expected to be approximately $948 million (approximately $237 million for each power block) subject to adjustments.  In addition, Entergy Gulf States Louisiana anticipates selling 20% of the capacity and energy associated with its two power blocks to Entergy New Orleans through a cost-based, life-of-unit power purchase

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

agreement. The purchase is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies. These include regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law. In December 2014, Entergy Texas filed its application with the PUCT for approval of the acquisition. The PUCT has indicated that it will convene the hearing on the merits of this case in June 2015. Entergy Texas intends to file a rate application to seek cost recovery later in 2015. In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC and Entergy Arkansas filed its application with the APSC, each for approval of the acquisition and cost recovery. Closing is targeted to occur in late-2015.

Sources of Capital

Entergy Texas’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred stock issuances; and

•	bank financing under new or existing facilities.

Entergy Texas may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

All debt and common and preferred stock issuances by Entergy Texas require prior regulatory approval. Debt issuances are also subject to issuance tests set forth in its bond indenture and other agreements. Entergy Texas has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Texas’s receivables from the money pool were as follows as of December 31 for each of the following years.

2014	2013	2012	2011
(In Thousands)
$306	$6,287	$19,175	$63,191

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2019. The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2014, there were no borrowings and $1.3 million of letters of credit outstanding under the facility. In addition, Entergy Texas entered into an uncommitted letter of credit facility in 2014 as a means to post collateral to support its obligations under MISO. As of December 31, 2014, a $24.5 million letter of credit was outstanding under Entergy Texas’s letter of credit facility.

Entergy Texas obtained authorizations from the FERC through October 2015 for short-term borrowings not to exceed an aggregate amount of $200 million at any time outstanding and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Texas’s short-term borrowing limits.

In May 2014, Entergy Texas issued $135 million of 5.625% Series first mortgage bonds due June 2064. Entergy Texas used the proceeds to pay, prior to maturity, a portion of its $150 million of 7.875% Series first mortgage bonds due June 2039.

Entergy Texas, Inc. and Subsidiaries
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

In September 2012 the PUCT issued an order approving a $28 million rate increase, effective July 2012. The order includes a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.” The order also provides for increases in depreciation rates and the annual storm reserve accrual. The order also reduced Entergy Texas’s proposed purchased power capacity costs, stating that they are not known and measureable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6 million of MISO transition expense in base rates, and reduced Entergy’s Texas’s fuel reconciliation recovery by $4 million because it disagreed with the line-loss factor used in the calculation. After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery. Entergy Texas continues to believe that it is entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012. Several other parties have also filed motions for rehearing of the PUCT’s order. The PUCT subsequently denied rehearing of substantive issues. Several parties, including Entergy Texas, have appealed the PUCT’s order to the Travis County District Court. A hearing was held in July 2014. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced above, which was found in favor of Entergy Texas. In November 2014, Entergy Texas appealed the Travis County District Court decision and the PUCT appealed the decision on the line-loss factor issue. Entergy Texas expects to file briefs during the first half of 2015.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In September 2014, Entergy Texas filed for a distribution cost recovery factor rider based on a law that was passed in 2011 allowing for the recovery of increases in capital costs associated with distribution plant. Entergy Texas requested collection of approximately $7 million annually from retail customers. The parties reached a unanimous settlement authorizing recovery of $3.6 million annually commencing with usage on and after January 1, 2015. A State Office of Administrative Hearings ALJ issued an order in December 2014 authorizing this recovery on an interim basis and remanded the case to the PUCT. In February 2015 the PUCT entered a final order, making the settlement final and the interim rates permanent.

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

In August 2014, Entergy Texas filed an application seeking PUCT approval to implement an interim fuel refund of approximately $24.6 million for over-collected fuel costs incurred during the months of November 2012 through April 2014. This refund resulted from (i) applying $48.6 million in bandwidth remedy payments that Entergy Texas

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

received in May 2014 related to the June - December 2005 period to Entergy Texas’s $8.7 million under-recovered fuel balance as of April 30, 2014 and (ii) netting that fuel balance against the $15.3 million bandwidth remedy payment that Entergy Texas made related to calendar year 2013 production costs. Also in August 2014, Entergy Texas filed an unopposed motion for interim rates to implement these refunds for most customers over a two-month period commencing with September 2014. The PUCT issued its order approving the interim relief in August 2014 and Entergy Texas completed the refunds in October 2014. Parties intervened in this matter. All parties agreed that this case should be bifurcated such that the interim refunds would become final in a separate docket. The current docket would remain in place to potentially address additional rough production cost equalization-related matters that are not part of the interim refunds discussed above. In January 2015, Entergy Texas filed a request for this severance and final approval of the interim refund. Both applications are pending.

At the PUCT’s April 2013 open meeting, the PUCT Commissioners discussed their view that a purchased power capacity rider was good public policy. The PUCT issued an order in May 2013 adopting the rule allowing for a purchased power capacity rider, subject to an offsetting adjustment for load growth. The rule, as adopted, also includes a process for obtaining pre-approval by the PUCT of purchased power agreements. Entergy Texas has not exercised the option to recover its capacity costs under the new rider mechanism, but will continue to evaluate the benefits of utilizing the new rider to recover future capacity costs.

Federal Regulation

See “Entergy’s Integration Into the MISO Regional Transmission Organization,” “System Agreement,” and “U.S. Department of Justice Investigation” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of these topics.

Nuclear Matters

See the “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of nuclear matters.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Qualified Pension and Other Postretirement Benefits

Entergy Texas’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.   See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries’ Management’s Financial Discussion and Analysis for further discussion. Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension and qualified projected benefit obligation cost to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Qualified Pension Cost	Impact on 2014 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$842	$13,906
Rate of return on plan assets	(0.25%)	$697	$—
Rate of increase in compensation	0.25%	$322	$1,769

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Postretirement Benefit Cost	Impact on 2014 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$230	$4,221
Health care cost trend	0.25%	$536	$3,884

Each fluctuation above assumes that the other components of the calculation are held constant.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Costs and Funding

Total qualified pension cost for Entergy Texas in 2014 was $8.5 million. Entergy Texas anticipates 2015 qualified pension cost to be $12.1 million. Entergy Texas contributed $17.1 million to its qualified pension plans in 2014 and estimates 2015 pension contributions to be approximately $17.2 million, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.

Total postretirement health care and life insurance benefit income for Entergy Texas in 2014 was $2.8 million. Entergy Texas expects 2015 postretirement health care and life insurance benefit income to approximate $3.0 million. Entergy Texas contributed $3.4 million to its other postretirement plans in 2014 and expects to contribute approximately $3.2 million in 2015.

The retirement and mortality rate assumptions are reviewed every three-to-five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2014 actuarial study reviewed plan experience from 2010 through 2013.  As a result of the 2014 actuarial study and the issuance of new mortality tables in October 2014 by the Society of Actuaries, changes were made to reflect modified demographic pattern expectations as well as longer life expectancies.  These changes are reflected in the December 31, 2014 financial disclosures. Adoption of the new mortality assumptions for 2015 resulted in an increase at December 31, 2014 of  $30.8 million in the qualified pension benefit obligation and $8.2 million in the accumulated postretirement obligation.  The new mortality assumptions increased anticipated 2015 qualified pension cost by approximately $4.3 million and other postretirement cost by approximately $1 million. Pension funding guidelines, as established by the Employee Retirement Income Security Act of 1974, as amended and the Internal Revenue Code of 1986, as amended, are not expected to incorporate the October 2014 Society of Actuaries new mortality assumptions until after 2015, possibly 2016.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Entergy Texas, Inc. and Subsidiaries
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated income statements, consolidated statements of cash flows, and consolidated statements of changes in common equity (pages 432 through 436 and applicable items in pages 61 through 234) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Texas, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$1,851,982	$1,728,799	$1,581,496

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	282,809	207,310	243,877
Purchased power	881,438	857,512	717,876
Other operation and maintenance	232,955	253,786	233,503
Taxes other than income taxes	70,439	63,823	59,348
Depreciation and amortization	99,609	94,744	88,307
Other regulatory charges - net	76,017	77,491	68,772
TOTAL	1,643,267	1,554,666	1,411,683

OPERATING INCOME	208,715	174,133	169,813

OTHER INCOME
Allowance for equity funds used during construction	2,959	4,647	4,537
Interest and investment income (loss)	1,106	1,369	(2,220)
Miscellaneous - net	(2,345)	(3,328)	(4,264)
TOTAL	1,720	2,688	(1,947)

INTEREST EXPENSE
Interest expense	88,049	92,156	96,035
Allowance for borrowed funds used during construction	(2,062)	(3,324)	(3,258)
TOTAL	85,987	88,832	92,777

INCOME BEFORE INCOME TAXES	124,448	87,989	75,089

Income taxes	49,644	30,108	33,118

NET INCOME	$74,804	$57,881	$41,971

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)
OPERATING ACTIVITIES
Net income	$74,804	$57,881	$41,971
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	99,609	94,744	88,307
Deferred income taxes, investment tax credits, and non-current taxes accrued	2,829	86,152	123,167
Changes in assets and liabilities:
Receivables	24,318	(49,252)	32,912
Fuel inventory	5,433	53	(1,504)
Accounts payable	(19,854)	29,718	19,980
Prepaid taxes and taxes accrued	57,484	(1,967)	(93,979)
Interest accrued	(1,489)	(920)	(929)
Deferred fuel costs	(15,954)	(89,241)	28,670
Other working capital accounts	9,045	6,918	(58,691)
Provisions for estimated losses	3,139	2,470	1,585
Other regulatory assets	2,809	197,520	62,166
Pension and other postretirement liabilities	59,725	(104,055)	17,330
Other assets and liabilities	13,266	7,033	10,096
Net cash flow provided by operating activities	315,164	237,054	271,081
INVESTING ACTIVITIES
Construction expenditures	(195,794)	(181,546)	(181,404)
Allowance for equity funds used during construction	2,981	4,647	4,537
Changes in money pool receivable - net	5,981	12,888	44,016
Changes in securitization account	292	(256)	3,960
Other	—	(42)	(13)
Net cash flow used in investing activities	(186,540)	(164,309)	(128,904)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	131,163	—	—
Retirement of long-term debt	(213,450)	(61,316)	(59,322)
Dividends paid:
Common stock	(70,000)	(25,000)	(87,180)
Other	7,616	(177)	(728)
Net cash flow used in financing activities	(144,671)	(86,493)	(147,230)
Net decrease in cash and cash equivalents	(16,047)	(13,748)	(5,053)
Cash and cash equivalents at beginning of period	46,488	60,236	65,289
Cash and cash equivalents at end of period	$30,441	$46,488	$60,236
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$85,695	$89,021	$92,632
Income taxes	($2,653)	($57,473)	($2,207)
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2014	2013
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,733	$2,432
Temporary cash investments	28,708	44,056
Total cash and cash equivalents	30,441	46,488
Securitization recovery trust account	37,219	37,511
Accounts receivable:
Customer	70,993	76,957
Allowance for doubtful accounts	(672)	(443)
Associated companies	57,004	76,494
Other	10,985	10,897
Accrued unbilled revenues	38,363	43,067
Total accounts receivable	176,673	206,972
Deferred fuel costs	11,861	—
Accumulated deferred income taxes	669	—
Fuel inventory - at average cost	49,902	55,335
Materials and supplies - at average cost	33,892	34,068
Prepaid taxes	—	55,635
Prepayments and other	29,211	50,498
TOTAL	369,868	486,507

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	655	687
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,085	18,161
TOTAL	20,116	19,224

UTILITY PLANT
Electric	3,761,847	3,616,061
Construction work in progress	125,425	94,743
TOTAL UTILITY PLANT	3,887,272	3,710,804
Less - accumulated depreciation and amortization	1,454,701	1,387,303
UTILITY PLANT - NET	2,432,571	2,323,501

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	123,407	129,069
Other regulatory assets (includes securitization property of $521,424 as of December 31, 2014 and $585,152 as of December 31, 2013)	922,087	919,234
Long-term receivables - associated companies	26,156	27,900
Other	13,880	16,425
TOTAL	1,085,530	1,092,628

TOTAL ASSETS	$3,908,085	$3,921,860

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2014	2013
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,000	$—
Accounts payable:
Associated companies	91,481	112,309
Other	87,910	73,682
Customer deposits	44,308	38,721
Taxes accrued	1,849	—
Accumulated deferred income taxes	—	33,847
Interest accrued	29,757	31,246
Deferred fuel costs	—	4,093
Other	18,238	36,276
TOTAL	473,543	330,174

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,046,618	1,022,955
Accumulated deferred investment tax credits	14,735	16,147
Other regulatory liabilities	5,125	5,194
Asset retirement cost liabilities	4,610	4,349
Accumulated provisions	12,218	9,079
Pension and other postretirement liabilities	111,011	51,253
Long-term debt (includes securitization bonds of $565,659 as of December 31, 2014 and $629,087 as of December 31, 2013)	1,278,931	1,556,939
Other	69,463	38,743
TOTAL	2,542,711	2,704,659

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2014 and 2013	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	360,385	355,581
TOTAL	891,831	887,027

TOTAL LIABILITIES AND EQUITY	$3,908,085	$3,921,860

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2014, 2013, and 2012

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$49,452	$481,994	$367,909	$899,355
Net income	—	—	41,971	41,971
Common stock dividends	—	—	(87,180)	(87,180)
Balance at December 31, 2012	$49,452	$481,994	$322,700	$854,146
Net income	—	—	57,881	57,881
Common stock dividends	—	—	(25,000)	(25,000)
Balance at December 31, 2013	$49,452	$481,994	$355,581	$887,027
Net income	—	—	74,804	74,804
Common stock dividends	—	—	(70,000)	(70,000)
Balance at December 31, 2014	$49,452	$481,994	$360,385	$891,831

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2014	2013	2012	2011	2010
	(In Thousands)

Operating revenues	$1,851,982	$1,728,799	$1,581,496	$1,757,199	$1,690,431
Net Income	$74,804	$57,881	$41,971	$80,845	$66,200
Total assets	$3,908,085	$3,921,860	$4,025,781	$4,059,006	$3,783,864
Long-term obligations (a)	$1,278,931	$1,556,939	$1,617,813	$1,677,127	$1,659,230

(a) Includes long-term debt (excluding currently maturing debt).

	2014	2013	2012	2011	2010
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$654	$596	$553	$638	$559
Commercial	384	327	325	369	321
Industrial	422	325	299	352	305
Governmental	26	24	24	26	23
Total retail	1,486	1,272	1,201	1,385	1,208
Sales for resale:
Associated companies	316	369	313	262	373
Non-associated companies	23	47	36	74	76
Other	27	41	31	36	33
Total	$1,852	$1,729	$1,581	$1,757	$1,690

Billed Electric Energy Sales (GWh):
Residential	5,810	5,726	5,604	6,034	5,958
Commercial	4,471	4,402	4,396	4,433	4,271
Industrial	7,140	6,404	6,066	6,102	5,642
Governmental	277	282	278	294	271
Total retail	17,698	16,814	16,344	16,863	16,142
Sales for resale:
Associated companies	4,763	6,287	5,702	4,158	3,758
Non-associated companies	200	712	827	1,258	1,300
Total	22,661	23,813	22,873	22,279	21,200

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

Results of Operations

Net Income

2014 Compared to 2013

Net income decreased $17.3 million primarily due to a higher effective income tax rate and lower operating revenues resulting from lower rate base as compared with the same period in the prior year, partially offset by higher other regulatory credits. System Energy records a regulatory debit or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The increase in regulatory credits for 2014 compared to 2013 is primarily caused by increases in depreciation and accretion expenses and regulatory credits recorded in 2014 to realign the asset retirement obligation regulatory asset with regulatory treatment.

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

Income Taxes

The effective income tax rates for 2014, 2013, and 2012 were 46.4%, 37.7%, and 40.8%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2014, 2013, and 2012 were as follows:

	2014	2013	2012
	(In Thousands)
Cash and cash equivalents at beginning of period	$127,142	$83,622	$185,157

Net cash provided by (used in):
Operating activities	428,265	279,638	412,000
Investing activities	(203,930)	(96,852)	(502,637)
Financing activities	(128,298)	(139,266)	(10,898)
Net increase (decrease) in cash and cash equivalents	96,037	43,520	(101,535)

Cash and cash equivalents at end of period	$223,179	$127,142	$83,622

Operating Activities

Net cash flow provided by operating activities increased $148.6 million in 2014 primarily due to income tax refunds of $10.1 million in 2014 compared to income tax payments of $211.2 million in 2013. The increase was partially offset by spending on the Grand Gulf refueling outage in 2014 and an increase of $12.9 million in pension contributions in 2014. System Energy made income tax payments in 2013 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2013 resulted primarily from the reversal of temporary differences for which System Energy had previously claimed a tax deduction. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Net cash provided by operating activities decreased $132.4 million in 2013 primarily due to income tax payments of $211.2 million in 2013, as discussed above, compared to income tax refunds of $56.8 million in 2012, partially offset by spending on the Grand Gulf refueling outage in 2012. System Energy received income tax refunds in 2012 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax refunds of $56.8 million in 2012 resulted primarily from a decrease of previously estimated 2011 taxable income due to the recognition of additional bonus depreciation.

Investing Activities

Net cash flow used in investing activities increased $107.1 million in 2014 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase in nuclear construction expenditures primarily as a result of spending on nuclear projects during the Grand Gulf refueling outage in 2014; and

•	money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $6.9 million in 2014 compared to decreasing by $17.7 million in 2013. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

 Financing Activities

Net cash used in financing activities decreased $11 million in 2014 primarily due to:

•	the redemption of $70 million of 6.29% Series F notes by the nuclear fuel company variable interest entity in September 2013; and

•
net borrowings of $20.4 million on the nuclear fuel company variable interest entity’s credit facility in 2014 compared to net repayments of $40 million on the nuclear fuel company variable interest entity’s credit facility in 2013.

The decrease was partially offset by the issuance of $85 million of 3.78% Series I notes by the nuclear fuel company variable interest entity in October 2013 and an increase of $31.6 million in common stock dividends paid in 2014.

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

The increase was partially offset by:

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

•	a decrease of $9.4 million in common stock dividends paid in 2013.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2014	December 31, 2013
Debt to capital	45.7%	46.4%
Effect of subtracting cash	(8.8%)	(4.6%)
Net debt to net capital	36.9%	41.8%

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings and long-term debt, including the currently maturing portion. Capital consists of debt and common equity. Net capital consists of

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

Uses of Capital

System Energy requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel costs; and

•	dividend and interest payments.

Following are the amounts of System Energy’s planned construction and other capital investments.

	2015	2016	2017
	(In Millions)
Planned construction and capital investment:
Generation	$70	$65	$35
Other	5	5	5
Total	$75	$70	$40

Following are the amounts of System Energy’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2015	2016-2017	2018-2019	After 2019	Total
	(In Millions)
Long-term debt (a)	$141	$132	$161	$762	$1,196
Purchase obligations (b)	$5	$28	$30	$53	$116

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For System Energy, it includes nuclear fuel purchase obligations.

In addition to the contractual obligations given above, System Energy expects to contribute approximately $20.8 million to its pension plans and approximately $475 thousand to its other postretirement plans in 2015, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, System Energy has $95.1 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine spending to maintain operations, the planned capital investment estimate includes specific investments and initiatives such as NRC post-Fukushima requirements and plant improvements.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

System Energy’s receivables from the money pool were as follows as of December 31 for each of the following years.

2014	2013	2012	2011
(In Thousands)
$2,373	$9,223	$26,915	$120,424

See Note 4 to the financial statements for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016. As of December 31, 2014, $20.4 million was outstanding on the variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facilities.

System Energy obtained authorizations from the FERC through October 2015 for the following:

•	short-term borrowings not to exceed an aggregate amount of $200 million at any time outstanding;

•	long-term borrowings and security issuances; and

•	long-term borrowings by its nuclear fuel company variable interest entity.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

2024.  In October 2011, System Energy filed an application with the NRC for an extension of Grand Gulf’s operating license to 2044, which application is pending.

In June 2012 the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings. The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions. The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that the NEPA requires the NRC to address before it issues a renewed license. Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Grand Gulf. In August 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward. In September 2014 the NRC published a new final Waste Confidence rule, named Continued Storage of Spent Nuclear Fuel, that for licensing purposes adopts non-site specific findings concerning the environmental impacts of the continued storage of spent nuclear fuel at reactor sites - for 60 years, 100 years and indefinitely - after the reactor’s licensed period of operations. The NRC also issued an order lifting its suspension of licensing proceedings after the final rule’s effective date in October 2014. After the final rule became effective, New York, Connecticut, and Vermont filed a challenge to the rule in the U.S. Court of Appeals. The final rule remains in effect while that challenge is pending unless the court orders otherwise.

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials within the reactor coolant system.  The issue is applicable to Grand Gulf and is managed in accordance with industry standard practices and guidelines that include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders. System Energy’s estimated capital expenditures for 2015 through 2017 for complying with the NRC orders are included in the planned construction and other capital investments estimates given in “Liquidity and Capital Resources - Uses of Capital” above.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

In the fourth quarter 2014, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $99.9 million increase in its decommissioning liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

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

Qualified Pension and Other Postretirement Benefits

System Energy’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Qualified Pension and Other Postretirement Benefits” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.  Because of the complexity of these calculations, the long-term nature of these obligations, and the importance of the assumptions utilized, Entergy’s estimate of these costs is a critical accounting estimate.

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Qualified Pension Cost	Impact on 2014 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$858	$12,797
Rate of return on plan assets	(0.25%)	$489	$—
Rate of increase in compensation	0.25%	$330	$1,934

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2014 Postretirement Benefit Cost	Impact on 2014 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$191	$2,252
Health care cost trend	0.25%	$318	$2,071

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for System Energy in 2014 was $12.2 million.  System Energy anticipates 2015 qualified pension cost to be $16.6 million.  System Energy contributed $21.2 million to its pension plans in 2014 and estimates 2015 pension contributions to be approximately $20.8 million, although the required pension contributions will not be known with more certainty until the January 1, 2015 valuations are completed by April 1, 2015.

Total postretirement health care and life insurance benefit costs for System Energy in 2014 were $561 thousand. System Energy expects 2015 postretirement health care and life insurance benefit costs to approximate $481 thousand. System Energy contributed $334 thousand to its other postretirement plans in 2014 and expects to contribute $475 thousand in 2015.

The retirement and mortality rate assumptions are reviewed every three-to-five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2014 actuarial study reviewed plan experience from 2010 through 2013.  As a result of the 2014 actuarial study and the issuance of new mortality tables in October 2014 by the Society of Actuaries, changes were made to reflect modified demographic pattern expectations as well as longer life expectancies.  These changes are reflected in the December 31, 2014 financial disclosures. Adoption of the new mortality assumptions for 2015 resulted in an increase at December 31, 2014 of  $17.7 million in the qualified pension benefit obligation and $3.1 million in the accumulated postretirement obligation. The new mortality assumptions increased anticipated 2015 qualified pension cost by approximately $2.7 million and other postretirement cost by approximately $0.4 million. Pension funding guidelines, as established by the Employee Retirement Income Security Act of 1974, as amended and the Internal Revenue Code of 1986, as amended, are not expected to incorporate the October 2014 Society of Actuaries new mortality assumptions until after 2015, possibly 2016.

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
Management’s Financial Discussion and Analysis

(Page left blank intentionally)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
System Energy Resources, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 448 through 452 and applicable items in pages 61 through 234) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)

OPERATING REVENUES
Electric	$664,364	$735,089	$622,118

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	84,658	103,358	62,918
Nuclear refueling outage expenses	23,309	29,551	21,824
Other operation and maintenance	156,502	174,772	149,346
Decommissioning	41,835	35,472	33,019
Taxes other than income taxes	25,160	25,537	19,468
Depreciation and amortization	142,583	176,387	154,561
Other regulatory credits - net	(30,799)	(13,068)	(10,429)
TOTAL	443,248	532,009	430,707

OPERATING INCOME	221,116	203,080	191,411

OTHER INCOME
Allowance for equity funds used during construction	5,069	7,784	26,102
Interest and investment income	11,037	9,844	10,134
Miscellaneous - net	(529)	(804)	(617)
TOTAL	15,577	16,824	35,619

INTEREST EXPENSE
Interest expense	58,384	38,173	45,214
Allowance for borrowed funds used during construction	(1,335)	(786)	(7,165)
TOTAL	57,049	37,387	38,049

INCOME BEFORE INCOME TAXES	179,644	182,517	188,981

Income taxes	83,310	68,853	77,115

NET INCOME	$96,334	$113,664	$111,866

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands)
OPERATING ACTIVITIES
Net income	$96,334	$113,664	$111,866
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	254,199	293,537	235,881
Deferred income taxes, investment tax credits, and non-current taxes accrued	79,835	29,996	43,651
Changes in assets and liabilities:
Receivables	37,345	(29,226)	(12,557)
Accounts payable	(6,372)	6,685	(10,511)
Prepaid taxes and taxes accrued	12,146	(170,356)	89,022
Interest accrued	21,371	(3,794)	(2,157)
Other working capital accounts	(11,688)	24,863	(22,917)
Other regulatory assets	(64,262)	79,345	(44,004)
Pension and other postretirement liabilities	49,741	(63,206)	2,898
Other assets and liabilities	(40,384)	(1,870)	20,828
Net cash flow provided by operating activities	428,265	279,638	412,000
INVESTING ACTIVITIES
Construction expenditures	(63,774)	(51,584)	(450,236)
Allowance for equity funds used during construction	5,069	7,784	26,102
Nuclear fuel purchases	(181,209)	(65,691)	(194,314)
Proceeds from sale of nuclear fuel	61,076	26,522	52,708
Proceeds from nuclear decommissioning trust fund sales	392,872	215,467	349,427
Investment in nuclear decommissioning trust funds	(424,814)	(247,042)	(379,833)
Change in money pool receivable - net	6,850	17,692	93,509
Net cash flow used in investing activities	(203,930)	(96,852)	(502,637)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	85,000	297,908
Retirement of long-term debt	(46,743)	(111,479)	(262,867)
Changes in credit borrowings - net	20,404	(39,986)	39,986
Dividends paid:
Common stock	(101,930)	(70,286)	(79,700)
Other	(29)	(2,515)	(6,225)
Net cash flow used in financing activities	(128,298)	(139,266)	(10,898)
Net increase (decrease) in cash and cash equivalents	96,037	43,520	(101,535)
Cash and cash equivalents at beginning of period	127,142	83,622	185,157
Cash and cash equivalents at end of period	$223,179	$127,142	$83,622
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$27,834	$32,178	$34,012
Income taxes	($10,065)	$211,210	($56,808)
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2014	2013
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$789	$62,561
Temporary cash investments	222,390	64,581
Total cash and cash equivalents	223,179	127,142
Accounts receivable:
Associated companies	60,907	104,419
Other	5,717	6,400
Total accounts receivable	66,624	110,819
Materials and supplies - at average cost	80,049	85,118
Deferred nuclear refueling outage costs	26,580	7,853
Prepayments and other	2,312	1,727
TOTAL	398,744	332,659

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	679,840	603,896
TOTAL	679,840	603,896

UTILITY PLANT
Electric	4,244,902	4,124,647
Property under capital lease	573,784	570,872
Construction work in progress	50,382	29,061
Nuclear fuel	251,376	188,824
TOTAL UTILITY PLANT	5,120,444	4,913,404
Less - accumulated depreciation and amortization	2,819,688	2,699,263
UTILITY PLANT - NET	2,300,756	2,214,141

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	105,882	115,492
Other regulatory assets	335,613	261,740
Other	9,251	15,996
TOTAL	450,746	393,228

TOTAL ASSETS	$3,830,086	$3,543,924

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2014	2013
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$76,310	$48,653
Short-term borrowings	20,404	—
Accounts payable:
Associated companies	6,252	12,778
Other	33,096	31,862
Taxes accrued	23,267	11,121
Accumulated deferred income taxes	14,175	2,310
Interest accrued	33,196	11,825
Other	2,365	2,312
TOTAL	209,065	120,861

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	808,171	737,973
Accumulated deferred investment tax credits	49,313	54,786
Other regulatory liabilities	371,110	349,846
Decommissioning	757,918	616,157
Pension and other postretirement liabilities	129,152	79,411
Long-term debt	634,496	708,783
Other	350	—
TOTAL	2,750,510	2,546,956

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2014 and 2013	789,350	789,350
Retained earnings	81,161	86,757
TOTAL	870,511	876,107

TOTAL LIABILITIES AND EQUITY	$3,830,086	$3,543,924

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2014, 2013, and 2012

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2011	$789,350	$11,213	$800,563
Net income	—	111,866	111,866
Common stock dividends	—	(79,700)	(79,700)
Balance at December 31, 2012	$789,350	$43,379	$832,729
Net income	—	113,664	113,664
Common stock dividends	—	(70,286)	(70,286)
Balance at December 31, 2013	$789,350	$86,757	$876,107
Net income	—	96,334	96,334
Common stock dividends	—	(101,930)	(101,930)
Balance at December 31, 2014	$789,350	$81,161	$870,511

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2014	2013	2012	2011	2010
	(Dollars In Thousands)

Operating revenues	$664,364	$735,089	$622,118	$563,411	$558,584
Net Income	$96,334	$113,664	$111,866	$64,197	$82,624
Total assets	$3,830,086	$3,543,924	$3,623,516	$3,245,365	$3,224,070
Long-term obligations (a)	$634,496	$708,783	$671,945	$636,885	$796,728
Electric energy sales (GWh)	9,219	9,794	6,602	9,293	8,692

(a) Includes long-term debt (excluding currently maturing debt).

Item 2.   Properties

Information regarding the registrant’s properties is included in Part I. Item 1. - Business under the sections titled “Utility - Property and Other Generation Resources” and “Entergy Wholesale Commodities - Property” in this report.

Item 3.   Legal Proceedings

Details of the registrant’s material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2014 are discussed in Part I. Item 1. - Business under the sections titled “Retail Rate Regulation”, “Environmental Regulation”, and  “Litigation” and “Impairment of Long-Lived Assets” in Note 1 to the financial statements in this report.

Item 4.   Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
Leo P. Denault (a)	55	Chairman of the Board and Chief Executive Officer of Entergy Corporation	2013-Present
		Executive Vice President and Chief Financial Officer of Entergy Corporation	2004-2013
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and System Energy	2004-2013
		Director of Entergy Texas	2007-2013
		Director of Entergy New Orleans	2011-2013

William M. Mohl (a)	55	President, Entergy Wholesale Commodities	2013-Present
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2010-2013
		Director of Entergy Gulf States Louisiana and Entergy Louisiana	2010-2013
		Vice President, System Planning of Entergy Services, Inc.	2007-2010

Theodore H. Bunting, Jr. (a)	56	Group President Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and Entergy Texas	2012-Present
		President, Chief Executive Officer, and Director of System Energy	2014-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2012-Present

Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy
2007-2012

Name	Age	Position	Period
Marcus V. Brown (a)	53
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
		Vice President and Deputy General Counsel of Entergy Services, Inc.	2009-2012
		Associate General Counsel of Entergy Services, Inc.	2007-2009

Andrew S. Marsh (a)	43	Executive Vice President and Chief Financial Officer of Entergy Corporation	2013-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy	2013-Present
		Chief Financial Officer of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy	2014-Present
		Vice President, System Planning of Entergy Services, Inc.	2010-2013
		Vice President, Planning and Financial Communications of Entergy Services, Inc.	2007-2010

Mark T. Savoff (a)	58	Executive Vice President and Chief Operating Officer of Entergy Corporation	2010-Present
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi	2004-Present
		Director of Entergy Texas	2007-Present
		Director of Entergy New Orleans	2011-Present
		Executive Vice President, Operations of Entergy Corporation	2004-2010

Roderick K. West (a)	46	Executive Vice President and Chief Administrative Officer of Entergy Corporation	2010-Present
		President and Chief Executive Officer of Entergy New Orleans	2007-2010
		Director of Entergy New Orleans	2005-2011

Jeffrey S. Forbes (a)	58	Executive Vice President, Nuclear Operations/Chief Nuclear Officer of Entergy Corporation	2013-Present
		Executive Vice President and Chief Nuclear Officer of Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Louisiana	2013-Present
		Executive Vice President and Chief Nuclear Officer of System Entergy	2014-Present
		Director of System Energy	2013-Present
		President and Chief Executive Officer of System Energy	2013-2014
		Senior Vice President, Nuclear Operations of Entergy Services, Inc.	2011-2013
		Senior Vice President and Chief Operating Officer of Entergy Operations, Inc.	2003-2011

Name	Age	Position	Period
Alyson M. Mount (a)	44
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

Each officer of Entergy Corporation is elected yearly by the Board of Directors. Each officer’s age and title is provided as of December 31, 2014.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR.

The high and low prices of Entergy Corporation’s common stock for each quarterly period in 2014 and 2013 were as follows:

	2014		2013
	High	Low	High	Low
	(In Dollars)
First	67.02	60.40	65.39	61.09
Second	82.30	66.41	72.10	63.12
Third	82.48	70.70	72.60	61.66
Fourth	92.02	76.51	68.63	60.22

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2014 and 2013.  Quarterly dividends of $0.83 per share were paid in 2014 and 2013.

As of January 31, 2015, there were 30,762 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2014	-10/31/2014	—	$—	—	$350,052,918
11/01/2014	-11/30/2014	—	$—	—	$350,052,918
12/01/2014	-12/31/2014	1,906,300	$86.56	1,906,300	$350,052,918
Total		1,906,300	$86.56	1,906,300

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2014, Entergy withheld 55,076 shares of its common stock at $61.29 per share and 43,246 shares of its common stock at $63.03 per share to pay income taxes due upon vesting of restricted stock granted as part of its long-term incentive program.

(1)	See Note 12 to the financial statements for additional discussion of the stock-based compensation plans.

(2)
Maximum amount of shares that may yet be repurchased relates only to the $500 million plan does not include an estimate of the amount of shares that may be purchased to fund the exercise of grants under the stock-based compensation plans.

Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy

There is no market for the common stock of Entergy Corporation’s wholly owned subsidiaries.  Cash dividends on common stock paid by the Registrant Subsidiaries during 2014 and 2013, were as follows:

	2014	2013
	(In Millions)
Entergy Arkansas	$10.0	$15.0
Entergy Gulf States Louisiana	$166.9	$119.9
Entergy Louisiana	$320.6	$356.3
Entergy Mississippi	$61.4	$7.4
Entergy New Orleans	$6.0	$—
Entergy Texas	$70.0	$25.0
System Energy	$101.9	$70.3

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

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2014, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

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

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2014.  In making this assessment, each Registrant’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The 2013 COSO Framework was utilized for management’s assessment.

Based on each management’s assessment and the criteria set forth by the 2013 COSO Framework, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2014.

The report of Deloitte & Touche LLP, Entergy Corporation’s independent registered public accounting firm, regarding Entergy Corporation’s internal control over financial reporting is included herein on page 529. The report of Deloitte & Touche LLP is not applicable to Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy because these Registrants are non-accelerated filers.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2014, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Corporation and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

PART III

Item 10.  Directors and Executive Officers of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Item 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 8, 2015, and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period
ENTERGY ARKANSAS, INC.

Directors
Hugh T. McDonald	56	President and Chief Executive Officer of Entergy Arkansas	2000-Present
		Director of Entergy Arkansas	2000-Present

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Jeffrey S. Forbes	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Hugh T. McDonald	See information under the Entergy Arkansas Directors Section above.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY GULF STATES LOUISIANA, L.L.C.
Directors
Phillip R. May, Jr.	52	Director of Entergy Gulf States Louisiana and Entergy Louisiana	2013-Present
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2013-Present
		Vice President, Regulatory Services of Entergy Services, Inc.	2002-2013

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Jeffrey S. Forbes	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Phillip R. May, Jr.	See information under the Entergy Gulf States Louisiana Directors Section above.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC
Directors

Phillip R. May, Jr.	See information under the Entergy Gulf States Louisiana Directors Section above.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Jeffrey S. Forbes	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Phillip R. May, Jr.	See information under the Entergy Gulf States Louisiana Directors Section above.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.
Directors
Haley R. Fisackerly	49	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Haley R. Fisackerly	See information under the Entergy Mississippi Directors Section above.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.
Directors
Charles L. Rice, Jr.	50	President and Chief Executive Officer of Entergy New Orleans	2010-Present
		Director of Entergy New Orleans	2010-Present
		Director, Utility Strategy of Entergy Services, Inc.	2009-2010
		Partner, Barrasso, Usdin, Kupperman, Freeman & Sarver, L.L.C.	2005-2009

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Charles L. Rice, Jr.	See information under the Entergy New Orleans Directors Section above.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY TEXAS, INC.
Directors
Sallie T. Rainer	53	Director of Entergy Texas	2012-Present
		President and Chief Executive Officer of Entergy Texas	2012-Present
		Vice President, Federal Policy of Entergy Services, Inc.	2011-2012
		Director, Regulatory Affairs and Energy Settlements of Entergy Services, Inc.	2006-2011

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Mark T. Savoff		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Sallie T. Rainer	See information under the Entergy Texas Directors Section above.
Mark T. Savoff	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

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

Source of Nominations to the Board of Directors; Nominating Procedure

The Corporate Governance Committee does not have any single method for identifying director candidates but will consider candidates suggested by a wide range of sources including director candidates recommended by Entergy Corporation’s shareholders. Shareholders wishing to recommend a candidate to the Corporate Governance Committee should do so by submitting the recommendation in writing to Entergy Corporation’s Secretary at 639 Loyola Avenue, P.O. Box 61000, New Orleans, LA 70161, and it will be forwarded to the Corporate Governance Committee members for their consideration. Any recommendation should include:

•	the number of shares of Entergy Corporation held by the shareholder;

•	the name and address of the candidate;

•
a brief biographical description of the candidate, including his or her occupation for at least the last five years, and a statement of the qualifications of the candidate, taking into account the qualification requirements set forth above; and

•	the candidate’s signed consent to serve as a director if elected and to be named in the Proxy Statement.

Once the Corporate Governance Committee receives the recommendation, it may request additional information from the candidate about the candidate’s independence, qualifications, and other information that would assist the Corporate Governance Committee in evaluating the candidate, as well as certain information that must be disclosed about the candidate in the Proxy Statement, if nominated. The Corporate Governance Committee will apply the same standards in considering director candidates recommended by shareholders as it applies to other candidates.

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 8, 2015, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”, which information is incorporated herein by reference.

Item 11.  Executive Compensation

ENTERGY CORPORATION

Information concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Nominees for the Board of Directors,” and “Non-Employee Director Compensation,” all of which information is incorporated herein by reference.

ENTERGY ARKANSAS, ENTERGY GULF STATES LOUISIANA, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

In this section, the compensation earned by the following Named Executive Officers in 2014 is discussed. Each officer’s title is provided as of December 31, 2014.

Name	Title
Leo P. Denault	Chairman of the Board and Chief Executive Officer
Haley R. Fisackerly	President, Entergy Mississippi
Andrew S. Marsh	Executive Vice President and Chief Financial Officer Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas
Phillip R. May, Jr.	President, Entergy Gulf States Louisiana and Entergy Louisiana
Hugh T. McDonald	President, Entergy Arkansas
Alyson M. Mount	Senior Vice President and Chief Accounting Officer Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans and Entergy Texas
Sallie T. Rainer	President, Entergy Texas
Charles L. Rice, Jr.	President, Entergy New Orleans
Mark T. Savoff	Executive Vice President and Chief Operating Officer
Roderick K. West	Executive Vice President and Chief Administrative Officer

Mr. Denault, Mr. Marsh, Ms. Mount, Mr. Savoff, and Mr. West serve as executive officers of Entergy Corporation. No additional compensation was paid in 2014 to Mr. Denault, Mr. Marsh, Ms. Mount, Mr. Savoff, or Mr. West for their service as Named Executive Officers of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas (the “Subsidiaries”). Ms. Mount is included in the Executive Compensation section of this Form 10-K because she served as the principal financial officer of the Subsidiaries for a portion of 2014.

CD&A Highlights
Executive Compensation Programs and Practices
Entergy Corporation regularly reviews its executive compensation programs to align them with commonly viewed best practices in the market. Following are some highlights of Entergy Corporation’s executive compensation practices:

Things Entergy Corporation Does

•	Require a “double trigger” for severance payments or equity acceleration in the event of a change in control

•	Maintain a “clawback” policy that goes beyond Sarbanes-Oxley requirements

•	Cap the maximum payout at 200% of target under the Long-Term Performance Unit Program and under the Annual Incentive Plan for members of the Office of the Chief Executive

•	Require minimum vesting periods for equity based awards

•	Target the long-term compensation mix to give more weight to performance units than to time-based restricted stock and stock options combined

•	Settle 100% of long-term performance unit payouts in shares of Entergy stock

•	Require executives to hold substantially all equity compensation received from Entergy Corporation until stock ownership guidelines are met

•	Prohibit directors and officers from pledging or entering into hedging or other derivative transactions with respect to their Entergy Corporation shares

Things Entergy Corporation Doesn’t Do

•	No 280(G) tax “gross up” payments in the event of a change in control

•	No option repricing or cash buy-outs for underwater options under the equity plans

•	No agreements providing for severance payments to executive officers that exceed 2.99 times annual base salary and annual incentive awards without shareholder approval

•	No unusual or excessive perquisites

•	New officers are excluded from participation in the System Executive Retirement Plan

•	No grants of supplemental service credit for newly-hired officers under any of Entergy Corporation's non-qualified retirement plans

Pay for Performance Philosophy

Entergy Corporation’s executive compensation programs are based on a philosophy of pay-for-performance that is embodied in the design of its annual and long-term incentive plans. In keeping with this philosophy approximately 80% of the annual target compensation of Entergy Corporation’s Chief Executive Officer is “at risk,” equity or performance-based compensation.

2014 Incentive Pay Outcomes

Pay outcomes for the Named Executive Officers during 2014 demonstrated the application of this pay-for-performance philosophy.

Annual Incentive Plan Awards

Awards under Entergy Corporation’s Annual Incentive Plan are tied to its financial performance through the Entergy Achievement Multiplier, which is the performance metric used to determine the funding of awards under the plan. For 2014, the Entergy Achievement Multiplier was determined based in equal part on Entergy Corporation’s success in achieving its operational earnings per share and operating cash flow goals. These goals were approved by the Personnel Committee at the beginning of the year based on Entergy Corporation’s financial plan and the Board’s overall goals for Entergy Corporation and were consistent with its published earnings guidance.

For 2014, the Personnel Committee, based on the recommendation of the Finance Committee, determined that management exceeded its operational earnings per share goal of $5.00 per share by $0.83 per share and exceeded its operational operating cash flow goal of $3.43 billion by approximately $517 million. Based on the targets previously determined by the Committee, Entergy Corporation’s outstanding financial performance in 2014 would have resulted in an Entergy Achievement Multiplier of 200% of target. From a qualitative standpoint, the Committee also took into account management’s strong performance executing on Entergy Corporation’s strategies in 2014 and various accomplishments and challenges in 2014. Included in those challenges was a decline in Entergy Corporation’s employee safety performance, as a result of which the Committee decided to exercise its discretion to reduce the calculated Entergy Achievement Multiplier to 195%. This resulted in payouts under the Annual Incentive Plan to the Named Executive Officers who are members of the Office of the Chief Executive, including Entergy Corporation’s Chief Executive Officer, at 195% of each officer’s target award, which the Personnel Committee considered to be appropriate in light of management’s performance and the outstanding results achieved in 2014.

Long-Term Performance Unit Program Payouts

Under the Long-Term Performance Unit Program, a substantial portion of targeted executive officer pay is tied directly to Entergy Corporation’s relative total shareholder return. Under this program, Entergy Corporation measures performance over a three-year period by assessing Entergy’s total shareholder return in relation to the total shareholder return of the companies included in the Philadelphia Utility Index, with payouts based solely on Entergy Corporation’s performance relative to the other companies in the index. Entergy Corporation measures performance based on relative total shareholder return because it encourages the executives to deliver superior shareholder value in relation to Entergy Corporation’s peers and rewards not just stock price appreciation, but also the ability to deliver significant dividends to shareholders, and takes into account market fluctuations in the utility sector.

Entergy Corporation’s total shareholder return, which had substantially lagged the returns of its peer group in 2012, improved significantly in 2013 and, for 2014, was near the top of the Philadelphia Utility Index. As a result, following a review by the Finance Committee and the Personnel Committee of Entergy Corporation’s total shareholder return in relation to the total shareholder return of the companies in the Philadelphia Utility Index, the Personnel Committee determined that Entergy Corporation’s relative total shareholder return fell within the third quartile of the Philadelphia Utility Index for the 2012-2014 performance period, resulting in payouts of 64.64% of target. Such payouts were made 100% in shares of Entergy Corporation stock that are required to be held by the executives until they satisfy the executive stock ownership guidelines.

What Entergy Corporation Pays and Why

Pay for Performance Philosophy

Entergy Corporation’s executive compensation programs are based on a philosophy of pay-for-performance that is embodied in the design of its annual and long-term incentive plans. Entergy Corporation believes the executive pay programs described in this section and in the accompanying tables have played a material role in its ability to drive strong financial and operational results and to attract and retain a highly experienced and successful management team. The Annual Incentive Plan incentivizes and rewards the achievement of operational financial metrics that are deemed by the Personnel Committee to be consistent with the overall goals and strategic direction that the Board has approved for Entergy Corporation. Entergy Corporation’s long-term incentive programs further align the interests of its executives and its shareholders by directly tying the value of the equity awards granted to executives under these programs to the performance of Entergy Corporation’s stock price and its total shareholder return. By incentivizing officers to achieve important financial and operational objectives and create long-term shareholder value, these programs play a key role in creating sustainable value for the benefit of all of Entergy Corporation's stakeholders, including its owners, customers, employees, and communities.

How Entergy Corporation Sets Target Pay

To develop a competitive compensation program, the Personnel Committee annually reviews compensation data from two sources:

Survey Data

The Committee uses published and private compensation survey data to develop marketplace compensation levels for the executive officers. The data, which are compiled by Pay Governance, LLC, the Committee’s independent compensation consultant, compare the current compensation opportunities provided to each of the executive officers against the compensation opportunities provided to executives holding similar positions at companies with corporate revenues similar to Entergy Corporation’s. For non-industry specific positions such as a chief financial officer, the Committee reviews general industry data for total cash compensation (base salary and annual incentive) since the market for talent is broader than the utility sector. For management positions that are industry-specific such as Group President, Utility Operations, the Committee reviews data from utility companies for total cash compensation. However, for long-term incentives, all positions are reviewed relative to utility market data. The survey data reviewed by the Committee cover hundreds of companies across a broad range of industries and over 60 investor-owned utility companies in the utility sector. In evaluating compensation levels against the survey data, the Committee considers only the aggregated survey data. The identities of the companies participating in compensation survey data are not disclosed to, or considered by, the Committee in its decision-making process and, thus, are not considered material by the Committee.

The Committee uses this survey data to develop compensation opportunities that are designed to deliver total target compensation at approximately the 50th percentile of the surveyed companies. The survey data are the primary data used for purposes of assessing target compensation. As a result, Mr. Denault, Entergy Corporation’s Chief Executive Officer, is compensated at a higher level than the other Named Executive Officers, reflecting market practices that compensate chief executive officers at greater potential compensation levels with more pay “at risk” than other named executive officers, due to the greater responsibilities and accountability required of a Chief Executive Officer. In most cases, the Committee considers its objectives to have been met if Entergy Corporation’s Chief Executive Officer and the eight (8) other executive officers who constitute what Entergy Corporation refers to as its Office of the Chief Executive each have a target compensation opportunity that falls within the range of 85%-115% of the 50th percentile of the survey data. Promoted officers or officers who are new to their roles may be transitioned into the targeted market range over time. Actual compensation received by an individual officer may be above or below the targeted range based on an individual officer’s skills, performance, experience and responsibilities, corporate performance, and internal pay equity. For 2014, the total target compensation of each of the Named Executive Officers fell within the targeted range except for three officers whose total target compensation fell below the targeted range.

Proxy Analysis

Although the survey data described above are the primary data used in determining compensation, the Committee reviews data derived from the proxy statements of companies included in the Philadelphia Utility Index as an additional point of comparison. The proxy data are used to compare the compensation levels of the Named Executive Officers with the compensation levels of the corresponding top five highest paid executive officers of the companies included in the Philadelphia Utility Index, as reported in their proxy statements, based on pay rank and without regard to roles and responsibilities, except with respect to the Chief Executive Officer and Chief Financial Officer, for whom comparable roles are used. The Personnel Committee uses this analysis to evaluate the overall reasonableness of the Entergy Corporation’s compensation programs. The following companies were included in the Philadelphia Utility Index at the time the proxy data from the 2014 filings of the Index were compiled:

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

Executive Compensation Elements

The following table summarizes the elements of target direct compensation granted or paid to the executive officers under the 2014 executive compensation program. The program uses a mix of fixed and variable compensation elements and provides alignment with both short- and long-term business goals through annual and long-term incentives. Incentives are designed to drive overall corporate performance, specific business unit strategies, and individual performance using performance and operational measures the Committee believes correlate to shareholder value and align with Entergy Corporation’s strategic vision and operating priorities. The Committee establishes the performance measures and ranges of performance for the variable compensation elements. An individual’s award is based primarily on corporate performance, market-based compensation levels, and individual performance.

Element	Key Characteristics	Why This Element Is Paid	How This Amount Is Determined	2014 Decisions
Base Salary	Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	Provides a base level of competitive cash compensation for executive talent.	Experience, job scope, market data, individual performance, and internal pay equity.	All of the Named Executive Officers received increases in their base salaries ranging from 2%-5%.
Annual Incentive Awards	Variable compensation component payable in cash based on performance against goals established annually.	Motivate and reward executives for performance on key financial and operational measures during the year.
Target opportunity is determined based on job scope, market data, and internal equity.

For 2014, awards were determined based on success in meeting operational earnings per share and operating cash flow targets, subject to downward adjustment at the Personnel Committee’s discretion.

The CEO’s target annual incentive award for 2014 was 120% of base salary, and target awards were in the range of 40%-70% of base salary for the other Named Executive Officers.

Strong operational and financial performance resulted in awards in the range of 130%-195% of target for each of the Named Executive Officers, after downward adjustment for failure to meet Board expectations as to safety performance.

Stock Options	Non-qualified stock options are granted at fair market value, have a ten year term and vest over 3 years - 33 1/3% on each anniversary of the grant date.
Reward executives for absolute value creation and coupled with restricted stock provide competitive compensation, retain executive talent, and increase the executive officers’ ownership in Entergy Corporation’s common stock.
Job scope, market data, individual performance, and Entergy Corporation performance.
Stock options granted in 2014 represented approximately 12% of total target compensation for Entergy Corporation’s Chief Executive Officer and approximately 7%-10% for the other Named Executive Officers.

Element	Key Characteristics	Why This Element Is Paid	How This Amount Is Determined	2014 Decisions
Restricted Stock Awards	Restricted stock awards vest over 3 years - 33 1/3% on each anniversary of the grant date, have voting rights and accrue dividends during the vesting period.
Coupled with stock options, align interests of executives with long-term shareholder value, provide competitive compensation, retain executive talent, and increase the executive officers’ ownership of Entergy Corporation’s common stock.
Job scope, market data, individual performance, and Entergy Corporation performance.
Restricted stock granted in 2014 represented approximately 12% of total target compensation for Entergy Corporation’s Chief Executive Officer and approximately 7%-10% for the other Named Executive Officers.

Long-Term Performance Unit Program
Each performance unit equals the value of one share of Entergy Corporation’s common stock. Performance is measured at the end of a three-year performance period. Each unit also earns the equivalent of the dividends paid during the performance period. Performance units granted under the Long-Term Performance Unit Program are settled in shares of Entergy common stock rather than in cash.
		Focuses the executive officers on building long-term shareholder value and increases the executive officers’ ownership of Entergy Corporation’s common stock.	Payout based on Entergy Corporation’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index.
Performance unit grants for the 2014 to 2016 performance cycle represented approximately 34% of total target compensation for Entergy Corporation’s Chief Executive Officer and approximately 22%-31% for the other Named Executive Officers.

Strong relative total shareholder return for 2014 resulted in third quartile performance for the 2012 to 2014 performance period, yielding a payout of 64.64% of target for the Named Executive Officers.

Short-Term Compensation

The Personnel Committee determines the base salaries for all of the Named Executive Officers who are members of the Office of the Chief Executive based on competitive compensation data, performance considerations, and advice provided by the Committee’s independent compensation consultant. For the other Named Executive Officers, their salaries are established by their immediate supervisors using the same criteria. The Committee also considers internal pay equity; however, the Committee has not established any predetermined formula against which the base salary of one Named Executive Officer is measured against another officer or employee.

In 2014, all of the Named Executive Officers received merit increases in their base salaries ranging from 2 to 5 percent. The increases in base salary were made in light of current economic conditions and the projected growth in executive salaries in 2014 based on the market data previously discussed in this CD&A under “What Entergy Corporation Pays and Why - How Entergy Corporation Sets Target Pay,” as well as an internal pay equity comparison.

The following table sets forth the 2013 and 2014 base salaries for the Named Executive Officers. Changes in base salaries for 2014 were effective in April.

Named Executive Officer	2013 Base Salary	2014 Base Salary
Leo P. Denault	$1,085,000	$1,110,000
Haley R. Fisackerly	$296,174	$302,934
Andrew S. Marsh	$500,000	$517,500
Phillip R. May, Jr.	$330,000	$338,250
Hugh T. McDonald	$345,220	$352,121
Alyson M. Mount	$286,700	$301,100
Sallie T. Rainer	$291,000	$298,275
Charles L. Rice, Jr.	$257,144	$262,287
Mark T. Savoff	$632,251	$644,896
Roderick K. West	$612,726	$628,044

Annual Incentive Plan

Entergy Corporation includes performance-based incentives in the Named Executive Officers’ compensation packages because it believes performance-based incentives encourage the Named Executive Officers to pursue objectives consistent with the overall goals and strategic direction that the Board has approved for Entergy Corporation.

Under the Annual Incentive Plan, Entergy Corporation uses a performance metric known as the Entergy Achievement Multiplier to determine the percentage of target annual plan opportunities that will be paid each year to each Named Executive Officer, subject to adjustment based on individual performance. For 2014, the Personnel Committee maintained the following target award levels of base salary for the Named Executive Officers:

•	120% for Mr. Denault;

•	70% for Mr. Marsh, Mr. Savoff, and Mr. West;

•	60% for Mr. May and Ms. Mount;

•	50% for Mr. McDonald; and

•	40% for Mr. Fisackerly, Ms. Rainer, and Mr. Rice.

The target opportunities established for these officers were comparable to the target opportunities historically set for these positions and levels of responsibility. The Named Executive Officers who are members of the Office of the Chief Executive may earn a payout ranging from 0% to 200% of their target opportunity calculated as described in the table below. The target awards for the Named Executive Officers (other than the Entergy Corporation Named Executive Officers) were set by their respective supervisors (subject to ultimate approval of Entergy Corporation’s Chief Executive Officer) who allocated a potential incentive pool established by the Personnel Committee among various of their direct and indirect reports.

Target awards are set based on an executive officer’s position and executive management level within the Entergy organization. Executive management levels at Entergy range from Level 1 through Level 4. At December 31, 2014, Mr. Denault held a Level 1 position, Messrs. Marsh, Savoff, and West held positions in Level 2, Ms. Mount and Mr. May held Level 3 positions and the remaining Named Executive Officers held positions in Level 4. Accordingly, their respective incentive targets differ one from another based on the external market data developed by the Committee’s independent compensation consultant and the other factors noted above.

Each year the Personnel Committee reviews the performance measures used to determine the Entergy Achievement Multiplier. In December 2013, the Personnel Committee decided to retain for 2014 the performance measures used for determining the 2013 Entergy Achievement Multiplier. These measures were operational earnings per share and operating cash flow, with each measure weighted equally. The Committee considered a variety of other potential measures, but determined that operational earnings per share and operating cash flow continued to be the best metrics to use because, among other things, they are objective measures that Entergy Corporation’s investors consider to be important in evaluating its financial performance and because Entergy Corporation’s goals in that regard are broadly communicated both internally and externally. This provides both discipline and transparency that the Committee believes are important objectives of any well designed incentive compensation plan.

The Personnel Committee also engages in a rigorous process each year to establish the targets for the Annual Incentive Plan with a goal of establishing target achievement levels that are consistent with Entergy Corporation’s strategy and business objectives for the upcoming year, as reflected in its financial plan, and sufficient to drive results that represent a high level of achievement for Entergy Corporation, taking into consideration the applicable business environment and specific challenges facing it. These targets are approved based on a comprehensive review by the full Board of Entergy Corporation’s financial plan, including changes in commodity market conditions and other key drivers of anticipated changes in performance from the preceding year. The Committee further confirms that the targets it approves are aligned with the earnings guidance that will be communicated to the financial markets, which assures that the internal targets approved for purposes of Entergy Corporation’s incentive compensation plans are aligned with the external expectations set and communicated to its shareholders.

In December 2013, after full Board review of management’s 2014 financial plan for Entergy Corporation and engaging in the process discussed above, the Committee determined the Annual Incentive Plan targets to be used for purposes of determining annual bonuses for 2014. In keeping with its past practice, the Committee also determined that for purposes of measuring performance against such targets, the Committee would exclude the effect on as-reported results of activities related to special items that would be excluded in determining operational results, and the effect of any major storms that may occur during the year.

The following table shows the Annual Incentive Plan targets established by the Personnel Committee in December 2013, and 2014 results:

Annual Incentive Plan Targets and Results

	Performance Goals(1)
	Minimum	Target	Maximum	2014 Results
Operational Earnings Per Share ($)	$4.50	$5.00	$5.50	$5.83
Operational Operating Cash Flow ($ billion)	$3.02	$3.43	$3.84	$3.947
Payout as % of Target	25%	100%	200%	195%(2)

(1)
Payouts for performance between minimum and target achievement levels and between target and maximum levels are calculated using straight-line interpolation. There is no payout for performance below minimum.

(2)	Reflects downward adjustment by Personnel Committee, as further described below.

In January 2015, the Finance and Personnel Committees reviewed Entergy Corporation’s financial results against the performance objectives reflected in the table above. Based on the Finance Committee’s recommendation, the Personnel Committee determined that management exceeded its operational earnings per share goal of $5.00 per share by $0.83 per share and exceeded its operational operating cash flow goal of $3.43 billion by approximately $517 million. Operational results excluded from as-reported results special items recorded for (i) expenses associated with the shutdown in December 2014 of the Vermont Yankee Nuclear Power Station and the related settlement agreement reached with the State of Vermont in 2014, and (ii) expenses for the implementation of the Human Capital Management strategic imperative in 2014. The exclusion of these items was consistent with the Committee’s decision to approve the annual incentive plan targets for 2014 on the basis of Entergy Corporation’s operational financial results, because such results form the basis for Entergy Corporation’s financial plan and guidance to investors and are the primary basis on which its financial performance is evaluated by investors.

Based on the targets previously determined by the Committee, Entergy Corporation’s outstanding financial performance in 2014 exceeded the maximum target achievement approved by the Committee, and would have resulted in an Entergy Achievement Multiplier of 200%. However, in determining the Entergy Achievement Multiplier, the Committee also took into account management’s strong performance executing on Entergy Corporation’s strategies in 2014 and various accomplishments and challenges in 2014. Included in those challenges was a decline in Entergy Corporation’s employee safety performance from 2013, which included an increase in OSHA recordable accidents from the preceding year and two electrical contact incidents involving critical safety rule violations. The Committee concluded that despite management’s outstanding performance overall and Entergy Corporation’s strong financial performance for the year, this decline in safety performance warranted a downward adjustment in the Entergy Achievement Multiplier to 195%.

Based on the foregoing evaluation of management performance and the recommendation of the Finance Committee, the Personnel Committee certified an Entergy Achievement Multiplier of 195% for 2014 for the members of the Office of the Chief Executive. After the Entergy Achievement Multiplier was established to determine overall funding for the Annual Incentive Plan, Entergy Corporation’s Chief Executive Officer allocated incentive award funding to the business units based on their business unit results (referred to as the “line of business multiplier). Individual awards were determined based on the line of business multiplier as well as individual officer performance taking into account customer, operational, and safety measures.

The following table shows the Annual Incentive Plan payouts to each Named Executive Officer for 2014.

Named Executive Officer	Base Salary	Target as Percentage of Base Salary	Payout as Percentage of Base Salary	2014 Annual Incentive Award
Leo P. Denault	$1,110,000	120%	234%	$2,597,400
Haley R. Fisackerly	$302,934	40%	64%	$193,878
Andrew S. Marsh	$517,500	70%	137%	$706,388
Phillip R. May, Jr.	$338,250	60%	78%	$263,835
Hugh T. McDonald	$352,121	50%	65%	$228,879
Alyson M. Mount	$301,100	60%	108%	$325,188
Sallie T. Rainer	$298,275	40%	58%	$171,500
Charles L. Rice, Jr.	$262,275	40%	64%	$167,864
Mark T. Savoff	$644,896	70%	137%	$880,283
Roderick K. West	$628,044	70%	137%	$857,280

Long-Term Incentive Compensation

Entergy Corporation’s goal for its long-term incentive compensation is to focus the executive officers on building shareholder value and to increase the executive officers’ ownership of Entergy Corporation’s common stock in order to more closely align their interest with those of its shareholders. In its long-term incentive compensation program, Entergy Corporation uses a mix of performance units, restricted stock, and stock options. Performance units reward the Named Executive Officers on the basis of total shareholder return, which is a measure of stock price appreciation and dividend payments, in relation to the companies in the Philadelphia Utility Index. Restricted stock ties the executive officers’ long-term financial interest to the long-term financial interests of Entergy Corporation’s shareholders. Stock options provide a direct incentive to increase the value of Entergy Corporation’s common stock. In general, Entergy Corporation seeks to allocate the total value of long-term incentive compensation 60% to performance units and 40% to a combination of stock options and restricted stock, equally divided in value, all based on their grant date fair values. Awards for individual Named Executive Officers may vary from this target as a result of individual performance, promotions, and internal pay equity.

All of the performance units, shares of restricted stock, and stock options granted to the Named Executive Officers in 2014 were awarded under Entergy Corporation’s 2011 Equity Ownership Plan and Long-Term Cash

Incentive Plan (“2011 Equity Ownership Plan”), which requires both a change in control and an involuntary job loss or substantial diminution of duties (a “double trigger”) for the acceleration of these awards upon a change in control.

Performance Unit Program

Entergy Corporation issues performance unit awards to the Named Executive Officers under its Long-Term Performance Unit Program. Each performance unit represents the value of one share of Entergy Corporation’s common stock at the end of the three-year performance period, plus dividends accrued during the performance period. The Personnel Committee approves payout opportunities for the program at the outset of each performance period, and the program is structured to reward Named Executive Officers only if performance goals approved by the Personnel Committee are met. The Personnel Committee has no discretion to make awards if minimum performance goals are not achieved.

The performance units granted under the Long-Term Performance Unit Program and accrued dividends on any shares earned during the performance period are settled in shares of Entergy common stock rather than cash. All shares paid out under the Long-Term Performance Unit Program are required to be retained by the officers until applicable executive stock ownership requirements are met.

The Long-Term Performance Unit Program specifies a minimum, target, and maximum achievement level, the achievement of which will determine the number of performance units that may be earned by each participant. Entergy Corporation measures performance by assessing Entergy Corporation’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index. The Personnel Committee identified the Philadelphia Utility Index as the appropriate industry peer group for this purpose because the companies included in this index, in the aggregate, approximate Entergy Corporation in terms of business and scale. The Personnel Committee chose relative total shareholder return as a measure of performance because it reflects Entergy Corporation’s creation of shareholder value relative to other electric utilities over the performance period. It also takes into account dividends paid by the companies in this index and normalizes certain events that affect the industry as a whole. Minimum, target, and maximum performance levels are determined by reference to the ranking of Entergy Corporation’s total shareholder return against the total shareholder return of the companies in the Philadelphia Utility Index. The range of potential payouts under the program is shown below.

Performance Level	Minimum	Target	Maximum
Total Shareholder Return	Bottom of Third Quartile	50th percentile	Top Quartile
Payout	25% of target	100% of target	200% of Target

There is no payout for performance below the 25th percentile. Payouts between minimum and target and between target and maximum are calculated by interpolating between the bottom position of the third quartile and the median or between the median and the bottom position of the top quartile, respectively. For top quartile performance, a maximum payout of 200% of target is earned. At any given time, a participant in the Long-Term Performance Unit Program may be participating in up to three performance periods. Currently, participants are participating in the 2013-2015, the 2014-2016, and the 2015-2017 performance periods.

Performance Unit Program Grants. Subject to achievement of the applicable performance levels, the Personnel Committee established the following target performance unit payout opportunities for each of the 2012-2014, 2013-2015, and 2014-2016 performance periods. Each Named Executive Officer received a larger number of performance units in 2013 and 2014 than were granted to officers at their respective levels in the preceding years to reflect the lower stock price at the time of the award as compared to the preceding year and a slight increase in targeted long-term value required to result in awards approximating the 50th percentile of the utility market data.

Named Executive Officer	2012-2014 Target Opportunity	2013-2015 Target Opportunity	2014-2016 Target Opportunity
Leo P. Denault(1)	19,136	37,156	40,000
Haley R. Fisackerly	1,500	1,900	2,200
Andrew S. Marsh(1)	3,992	7,442	9,400
Phillip R. May, Jr.(1)	2,075	2,969	3,100
Hugh T. McDonald	1,500	1,900	2,200
Alyson M. Mount	2,067	3,000	3,100
Sallie T. Rainer	1,292	1,900	2,200
Charles L. Rice, Jr.	1,500	1,900	2,200
Mark T. Savoff	5,400	7,600	9,400
Roderick K. West	5,400	7,600	9,400

(1)	Messrs. Denault, Marsh, and May received pro-rated awards for the 2012-2014 and 2013-2015 performance cycles as a result of their promotions in 2013.

     Payout for the 2012-2014 Performance Period. In January 2015, the Committee reviewed the Entergy Corporation’s total shareholder return for the 2012-2014 performance period in order to determine the payout to participants for the 2012-2014 performance period. The Committee compared Entergy Corporation’s total shareholder return against the total shareholder return of the companies that comprise the Philadelphia Utility Index, with the performance measures and range of potential payouts for the 2012-2014 performance similar to the range of payouts discussed above for the 2014-2016 performance period. As recommended by the Finance Committee, the Personnel Committee determined that Entergy Corporation’s relative total shareholder return fell within the third quartile of the Philadelphia Utility Index for the 2012-2014 performance period, resulting in payouts to the Named Executive Officers of 64.64% of target. Beginning with the 2012-2014 performance period, payouts under the performance unit program are made in shares of Entergy common stock. For the 2012-2014 performance period, the following numbers of shares of Entergy common stock were issued:

•	Mr. Denault - 13,777 shares;

•	Mr. Marsh - 2,874 shares;

•	Mr. Savoff and Mr. West - 3,888 shares;

•	Mr. May - 1,494 shares;

•	Ms. Mount - 1,462 shares;

•	Mr. Fisackerly, Mr. McDonald, and Mr. Rice - 1,080 shares; and

•	Ms. Rainer - 914 shares.

Stock Options and Restricted Stock
Entergy Corporation grants stock options and restricted stock as part of the long-term incentive program to its executive officers. As previously discussed, the Personnel Committee considers several factors in determining the number of stock options and shares of restricted stock it will grant to the Named Executive Officers, including individual performance, prevailing market practice, targeted long-term value created by the use of stock options and restricted stock, and the potential dilutive effect of stock option and restricted stock grants. The Committee’s assessment of individual performance of each Named Executive Officer is the most important factor in determining the number of shares of restricted stock and stock options awarded, except with respect to the Chief Executive Officer for whom comparative market data is the most important factor. Mr. Denault's 2014 awards are comparable to historical awards granted to Entergy Corporation's Chief Executive Officer and reflects the decreased stock price at the time of grant. The Committee, in consultation with Entergy Corporation’s Chief Executive Officer, reviews each other Named Executive Officer’s performance, role and responsibilities, strengths, and developmental opportunities. Stock option and restricted stock awards for Entergy Corporation’s Chief Executive Officer are determined solely by the Personnel Committee on the basis of the same considerations. For all equity awards, the Committee also considers Entergy Corporation’s significant achievements for the prior year.

The following table sets forth the number of stock options and shares of restricted stock granted to each Named Executive Officer in 2014. The exercise price for each option was $63.17, which was the closing price of Entergy’s common stock on the date of grant.

Named Executive Officer	Stock Options	Shares of Restricted Stock
Leo P. Denault	106,000	13,900
Haley R. Fisackerly	5,800	1,400
Andrew S. Marsh	35,000	4,900
Phillip R. May, Jr.	8,000	1,800
Hugh T. McDonald	5,500	1,300
Alyson M. Mount	8,500	1,800
Sallie T. Rainer	5,800	1,400
Charles L. Rice, Jr.	5,200	1,150
Mark T. Savoff	27,500	4,200
Roderick K. West	36,000	6,000

Benefits, Perquisites, Agreements and Post-Termination Plans
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

Effective July 1, 2014, the Pension Equalization Plan was amended to provide that employees who participate in Entergy Corporation’s new cash balance pension plan are not eligible to participate in the Pension Equalization Plan. These employees instead will participate in a new cash balance restoration plan. In addition, the Pension Equalization Plan and all other non-qualified plans sponsored by Entergy Corporation were amended, as necessary, to eliminate the grant of supplemental credited service to new executive officers under any of those plans. The plan amendments were authorized by the Personnel Committee after reviewing comparative market data to better align Entergy Corporation’s retirement plans with emerging market practice. Also to better align with emerging market practice, effective July 1, 2014, the System Executive Retirement Plan and the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries were closed to new participants.

See the 2014 Pension Benefits Table for additional information regarding the operation of the plans described under this caption.

Savings Plan

The Named Executive Officers are eligible to participate in Entergy Corporation-sponsored Savings Plan that covers a broad group of employees. The Savings Plan is a tax-qualified 401(k) retirement savings plan, wherein total combined before-tax and after-tax contributions may not exceed 30% of a participant’s base salary up to certain contribution limits defined by law. In addition, under the Savings Plan, the employer of Savings Plan participants, who participate in the final average pay defined benefit pension plan, matches an amount equal to seventy cents for each dollar contributed by participating employees, including the Named Executive Officers, with respect to the first six percent of their eligible earnings under the plan for that pay period.

Executive Deferred Compensation Plan

The Named Executive Officers are eligible to defer up to 100% of their Annual Incentive Plan awards into either or both of the Entergy Corporation-sponsored Executive Deferred Compensation Plan and the 2011 Equity Plan. In addition, they are eligible to defer up to 100% of their base salary into the Executive Deferred Compensation Plan. Entergy Corporation believes that providing this benefit is important as a retention and recruitment tool because many, if not all, of the companies with which it competes for executive talent provide a similar arrangement to their senior executive officers. See the 2014 Non-qualified Deferred Compensation discussion for additional information regarding the operation of the Executive Deferred Compensation Plan.

Health & Welfare Benefits

The Named Executive Officers are eligible to participate in various health and welfare benefits available to a broad group of employees. These benefits include medical, dental, and vision coverage, life and accidental death and dismemberment insurance, business travel accident insurance, and long-term disability insurance. Eligibility, coverage levels, potential employee contributions, and other plan design features are the same for the Named Executive Officers as for the broad employee population.

Executive Disability Plan

All of the executive officers, including the Named Executive Officers, are eligible to participate in the Executive Disability Plan of Entergy Corporation and Subsidiaries. Individuals who elect to participate in this plan and become disabled under the terms of the plan are eligible for 65% of the difference between their base salary and $276,923 (i.e. the base salary that produces the maximum $15,000 monthly disability payment under the general long-term disability plan).

Perquisites

Entergy Corporation provides the Named Executive Officers with a limited number of perquisites and other personal benefits as part of providing a competitive executive compensation program and for employee retention. The Personnel Committee reviews all perquisites, including the personal use of corporate aircraft, on an annual basis. In 2014, the Named Executive Officers were offered corporate aircraft usage, relocation assistance, annual physical exams, and event tickets. Named Executive Officers who are not members of the Office of Chief Executive were provided in 2014 with club dues and tax gross up payment on some perquisites. For security and business convenience reasons, Entergy Corporation’s Chief Executive Officer is allowed to use corporate aircraft at Entergy Corporation’s expense for personal use. The other Named Executive Officers may use corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer. From time to time, tickets to cultural and sporting events are made available to employees, including the Named Executive Officers, for business purposes. If not utilized for business purposes, the tickets are made available to employees, including the Named Executive Officers, for personal use. Entergy Corporation does not provide personal financial counseling. Relocation benefits to executive officers, including tax gross-up payments, are similar to those provided to all eligible employees. For additional information regarding perquisites, see the “All Other Compensation” column in the Summary Compensation Table.

Post-Termination Agreements and other Compensation Arrangements

The Committee believes that retention and transitional compensation arrangements are an important part of overall compensation. The Committee believes that these arrangements help to secure the continued employment and dedication of the Named Executive Officers, notwithstanding any concern that they might have at the time of a change in control regarding their own continued employment. In addition, the Committee believes that these arrangements are important as recruitment and retention devices, as all or nearly all of the companies with which Entergy Corporation competes for executive talent have similar arrangements in place for its senior employees.

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan under which each of the Named Executive Officers is entitled to receive “change in control” payments and benefits if such officer’s employment is involuntarily terminated in connection with a change in control of Entergy Corporation. Severance payments under the System Executive Continuity Plan are based on a multiple of the sum of an executive officer’s annual base salary plus his or her average Annual Incentive Plan award for the two fiscal years immediately preceding the fiscal year in which the termination of employment occurs. Under no circumstances can this multiple exceed 2.99 times the sum of (a) the executive officer’s annual base salary as in effect at any time within one year prior to the commencement of a change in control period or if higher, immediately prior to a circumstance constituting good reason plus (b) his or her annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the officer’s termination occurs, or if higher the annual incentive award actually received under the Annual Incentive Plan for the fiscal year immediately preceding the fiscal year in which the termination of employment occurs. Entergy Corporation strives to ensure that the benefits and payment levels under the System Executive Continuity Plan are consistent with market practices. Executive officers, including the Named Executive Officers, will not receive any tax gross-up payments on any severance benefits received under this plan. For more information regarding the System Executive Continuity Plan, see “System Executive Continuity Plan."

In certain cases, the Committee may approve the execution of a retention agreement with an individual executive officer. These decisions are made on a case by case basis to reflect specific retention needs or other factors, including market practice. If a retention agreement is entered into with an individual officer, the Committee considers the economic value associated with that agreement in making overall compensation decisions for that officer. Entergy Corporation has voluntarily adopted a policy that any employment or severance agreements providing severance benefits in excess of 2.99 times the sum of an officer’s annual base salary and annual incentive award (other than the value of the vesting or payment of an outstanding equity-based award or the pro rata vesting or payment of an outstanding long-term incentive award) must be approved by Entergy Corporation’s shareholders.

Entergy Corporation has a retention agreement with Mr. Denault. In general, Mr. Denault’s retention agreement provides for severance payments and other benefits in the event of termination of employment other than for cause or on account of death or disability in lieu of those provided under the System Executive Continuity Plan. As with any severance benefits paid under the System Executive Continuity Plan, Mr. Denault will not receive tax gross-up payments on any severance benefits he may receive under his agreement. Mr. Denault’s retention agreement was entered into in 2006 when he was Entergy Corporation’s Chief Financial Officer and was designed to reflect the competition for chief financial officer talent in the marketplace at that time and the Committee’s assessment of the critical role this position plays in executing Entergy Corporation’s long-term financial and other strategic objectives. Based on the market data provided by its former independent compensation consultant, the Committee believes the benefits and payment levels under Mr. Denault’s retention agreement are consistent with market practices.

For additional information regarding the System Executive Continuity Plan and Mr. Denault’s retention agreement described above, see “2014 Potential Payments Upon Termination or Change in Control."

Compensation Policies and Practices

Entergy Corporation strives to ensure that its compensation philosophy and practices are in line with the best practices of companies in the utility industry as well as other companies in the S&P 500. Some of these practices include the following:

Clawback Provisions

Entergy Corporation has adopted a clawback policy that covers all individuals subject to Section 16 of the Exchange Act, including all of the members of the Office of the Chief Executive. Under the policy, the Committee will require reimbursement of incentives paid to these executive officers where:

•
(i) the payment was predicated upon the achievement of certain financial results with respect to the applicable performance period that were subsequently determined to be the subject of a material restatement other than a restatement due to changes in accounting policy; or (ii) a material miscalculation of a performance award occurs, whether or not the financial statements were restated and, in either such case, a lower payment would have been made to the executive officer based upon the restated financial results or correct calculation; or

•
in the Board of Directors’ view, the executive officer engaged in fraud that caused or partially caused the need for a restatement or caused a material miscalculation of a performance award, in each case, whether or not the financial statements were restated.

The amount the Committee requires to be reimbursed is equal to the excess of the gross incentive payment made over the gross payment that would have been made if the original payment had been determined based on the restated financial results or correct calculation. Further, following a material restatement of the financial statements, Entergy Corporation will seek to recover any compensation received by its Chief Executive Officer and Chief Financial Officer that is required to be reimbursed under Section 304 of the Sarbanes-Oxley Act of 2002.

Stock Ownership Guidelines and Share Retention Requirements

For many years, Entergy Corporation has had stock ownership guidelines for executives, including the Named Executive Officers. These guidelines are designed to align the executives’ long-term financial interests with those of shareholders. Annually, the Personnel Committee monitors the executive officers’ compliance with these guidelines. The ownership guidelines are as follows:

Role	Value of Common Stock to be Owned
Chief Executive Officer	6 times base salary
Executive Vice Presidents	3 times base salary
Senior Vice Presidents	2 times base salary
Vice Presidents	1 time base salary

Further, to ensure compliance with the guidelines, until an executive officer satisfies the stock ownership guidelines, the officer must retain:

•	all net after-tax shares paid out under the Long-Term Performance Unit Program;

•	all net after-tax shares of Entergy Corporation’s restricted stock received upon vesting; and

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

Trading Controls and Anti-Pledging and Anti-Hedging Policies

Executive officers, including the Named Executive Officers, are required to receive the permission of Entergy Corporation’s General Counsel prior to entering into any transaction involving Entergy Corporation securities, including gifts, other than the exercise of employee stock options. Trading is generally permitted only during open trading windows occurring immediately following the release of earnings. Employees, who are subject to trading restrictions, including the Named Executive Officers, may enter into trading plans under Rule 10b5-1 of the Exchange Act, but these trading plans may be entered into only during an open trading window and must be approved by Entergy Corporation. The Named Executive Officer bears full responsibility if he or she violates company policy by permitting shares to be bought or sold without pre-approval or when trading is restricted.

Entergy Corporation also prohibits its directors and executive officers, including the Named Executive Officers, from pledging any Entergy Corporation’s securities or entering into margin accounts involving Entergy securities. It prohibits these transactions because of the potential that sales of Entergy Corporation’s securities could occur outside trading periods and without the required approval of the General Counsel.

Entergy Corporation also has adopted an anti-hedging policy that prohibits officers, directors, and employees from entering into hedging or monetization transactions involving its common stock. Prohibited transactions include, without limitation, zero-cost collars, forward sale contracts, purchase or sale of options, puts, calls, straddles or equity swaps or other derivatives that are directly linked to the Entergy Corporation’s stock or transactions involving “short-sales” of its stock. Entergy Corporation's Board of Directors adopted this policy to require officers, directors, and employees to continue to own Entergy Corporation stock with the full risks and rewards of ownership, thereby ensuring continued alignment of their objectives with those of Entergy Corporation’s other shareholders.

Roles and Responsibilities

Role of the Personnel Committee

The Personnel Committee has overall responsibility for approving the compensation program for the Named Executive Officers and makes all final compensation decisions regarding the Named Executive Officers. The Committee works with Entergy Corporation’s executive management to ensure that the compensation policies and practices are consistent with Entergy Corporation’s values and support the successful recruitment, development, and retention of executive talent so Entergy Corporation can achieve its business objectives and optimize its long-term financial returns. Each year, Entergy Corporation’s Senior Vice President, Human Resources and Chief Diversity Officer presents the proposed compensation model for the following year, including the compensation elements, mix of elements and measures for each element and consults with Entergy Corporation’s Chief Executive Officer on recommended compensation for senior executives. The Committee evaluates executive pay each year to ensure that the compensation policies and practices are consistent with Entergy Corporation’s philosophy. The Personnel Committee is responsible for, among its other duties, the following actions related to the Named Executive Officers:

•
developing and implementing compensation policies and programs for hiring, evaluating, and setting compensation for the executive officers, including any employment agreement with an executive officer;

•	evaluating the performance of Entergy Corporation’s Chairman and Chief Executive Officer; and

•	reporting, at least annually, to the Board on succession planning, including succession planning for the Chief Executive Officer.

Role of the Chief Executive Officer

The Personnel Committee solicits recommendations from Entergy Corporation’s Chief Executive Officer with respect to compensation decisions for the other Named Executive Officers. Entergy Corporation’s Chief Executive Officer provides the Personnel Committee with an assessment of the performance of each of the other Named Executive Officers and recommends compensation levels to be awarded to each of them. In addition, the Committee may request that the Chief Executive Officer provide management feedback and recommendations on changes in the design of compensation programs, such as special retention plans or changes in the structure of bonus programs. However, Entergy Corporation’s Chief Executive Officer does not play any role with respect to any matter affecting his own compensation, nor does he have any role determining or recommending the amount, or form of, director compensation. The Personnel Committee also relies on the recommendations of senior human resources executives with respect to compensation decisions, policies, and practices.

Entergy Corporation’s Chief Executive Officer may attend meetings of the Personnel Committee only at the invitation of the chair of the Personnel Committee and cannot call a meeting of the Committee. In addition, he is not in attendance at the portion of any meeting when the Committee approves the compensation to be paid to the Named Executive Officers. Since he is not a member of the Committee, he has no vote on matters submitted to the Committee. During 2014, Mr. Denault attended 6 meetings of the Personnel Committee.

Role of the Compensation Consultant

Entergy Corporation’s Personnel Committee has the sole authority for the appointment, compensation, and oversight of its outside compensation consultant. In 2014, the Personnel Committee retained Pay Governance LLC as its independent compensation consultant to assist it in, among other things, evaluating different compensation programs, and developing market data to assess the compensation programs.

During 2014, Pay Governance assisted the Committee with its responsibilities related to Entergy Corporation’s compensation programs for its executives. The Committee directed Pay Governance to: (i) regularly attend meetings of the Committee; (ii) conduct studies of competitive compensation practices; (iii) identify market surveys and proxy peer group; (iv) review base salary, annual incentives, and long-term incentive compensation opportunities relative to competitive practices; and (v) develop conclusions and recommendations related to the executive compensation plan for consideration by the Committee. A senior consultant from Pay Governance attended all Personnel Committee meetings to which he was invited in 2014.

Compensation Consultant Independence

To maintain the independence of the Personnel Committee’s compensation consultant, the Board has adopted a policy that any consultant (including its affiliates) retained by the Board of Directors or any Committee of the Board of Directors to provide advice or recommendations on the amount or form of executive and director compensation should not be retained by Entergy Corporation or any of its affiliates to provide other services in an aggregate amount that exceeds $120,000 in any year. In 2014, the Personnel Committee’s independent compensation consultant, Pay Governance LLC, did not provide any services to Entergy Corporation other than its services to the Personnel Committee. Annually, the Committee reviews the relationship with its compensation consultant including services provided, quality of those services, and fees associated with services in its evaluation of the executive compensation consultant’s independence. The Committee also assesses Pay Governance’s independence under NYSE rules and has concluded that no conflict of interests exists that would prevent Pay Governance from independently advising the Personnel Committee.

Tax and Accounting Considerations

Section 162(m) of the Code limits the tax deductibility by a publicly held corporation of compensation in excess of $1 million paid to the Chief Executive Officer or any of its other Named Executive Officers who may be Section 162(m) covered employees, unless that compensation is “performance-based compensation” within the meaning of Section 162(m). The Personnel Committee considers deductibility under Section 162(m) as it structures the compensation packages that are provided to its Named Executive Officers. Likewise, the Personnel Committee considers financial accounting consequences as it structures the compensation packages that are provided to the Named Executive Officers. However, the Personnel Committee and the Board believe that it is in the best interest of Entergy Corporation that the Personnel Committee retains the flexibility and discretion to make compensation awards, whether or not deductible. This flexibility is necessary to foster achievement of performance goals established by the Personnel Committee, as well as other corporate goals that the Committee deems important to Entergy Corporation’s success, such as encouraging employee retention and rewarding achievement of key goals.

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

EXECUTIVE COMPENSATION TABLES

2014 Summary Compensation Tables

The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal year ended December 31, 2014, and to the extent required by SEC rules, for the fiscal years ended 2013 and 2012.  For information on the principal positions held by each of the Named Executive Officers, see Item 10, “Directors and Executive Officers of the Registrants.”  The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  None of the Entergy System companies has entered into any employment agreements with any of the Named Executive Officers (other than the retention agreements described in “2014 Potential Payments upon Termination or Change in Control”).  For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1)(2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compensation (6)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (7)	All Other Compensation (8)	Total
Leo P. Denault	2014	$1,103,173	$—	$3,564,463	$923,260	$2,597,400	$3,578,200	$57,538	$11,824,034
Chairman of the	2013	$1,039,253	$—	$3,780,189	$400,000	$1,770,720	$630,800	$44,690	$7,665,652
Board and CEO -	2012	$669,564	$—	$647,594	$282,600	$448,779	$972,400	$22,657	$3,043,594
Entergy Corp.

Haley R. Fisackerly	2014	$300,941	$—	$236,190	$50,518	$193,878	$281,100	$33,311	$1,095,938
CEO - Entergy	2013	$294,090	$10,000	$214,624	$48,000	$142,368	$—	$28,058	$737,140
Mississippi	2012	$287,296	$30,000	$186,225	$43,332	$139,000	$284,900	$26,781	$997,534

Andrew S. Marsh	2014	$512,721	$—	$940,837	$304,850	$706,388	$750,900	$26,722	$3,242,418
Executive Vice	2013	$477,846	$—	$921,927	$256,000	$476,000	$157,700	$213,663	$2,503,136
President and CFO -
Entergy Corp.
Acting principal
financial officer
Entergy Arkansas,
Entergy Gulf States
Louisiana, Entergy
Louisiana, Entergy
Mississippi, Entergy
New Orleans,
Entergy Texas

Phillip R. May, Jr.	2014	$335,997	$—	$321,902	$69,680	$263,835	$546,000	$20,641	$1,558,055
CEO - Entergy Gulf	2013	$321,860	$5,000	$325,813	$48,000	$238,223	$—	$16,547	$955,443
States Louisiana and
Entergy Louisiana

Hugh T. McDonald	2014	$350,104	$—	$229,873	$47,905	$228,879	$400,800	$48,766	$1,306,327
CEO - Entergy	2013	$342,791	$10,000	$214,624	$48,000	$191,562	$—	$48,326	$855,303
Arkansas	2012	$334,891	$30,000	$193,355	$43,332	$202,000	$452,900	$38,819	$1,295,297

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary (1)(2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compensation (6)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (7)	All Other Compensation (8)	Total
Alyson M. Mount	2014	$297,166	$—	$321,902	$74,035	$325,188	$369,400	$21,549	$1,409,240
Former acting	2013	$284,896	$—	$312,360	$71,200	$245,000	$69,200	$14,553	$997,209
principal financial	2012	$252,389	$—	$320,401	$—	$210,000	$384,700	$11,556	$1,179,046
officer Entergy
Arkansas, Entergy
Gulf States Louisiana
Entergy Louisiana,
Entergy Mississippi,
Entergy New
Orleans, Entergy
Texas

Sallie T. Rainer	2014	$296,288	$—	$236,190	$50,518	$171,500	$504,000	$32,250	$1,290,746
CEO - Entergy	2013	$286,692	$10,000	$214,624	$46,400	$140,184	$57,800	$22,779	$778,479
Texas	2012	$251,907	$30,000	$215,262	$—	$128,000	$581,300	$13,714	$1,220,183

Charles L. Rice, Jr.	2014	$260,880	$—	$220,398	$45,292	$167,864	$135,700	$31,402	$861,536
CEO - Entergy New	2013	$255,786	$10,000	$201,704	$40,000	$112,446	$67,900	$24,078	$711,914
Orleans	2012	$250,781	$30,000	$175,530	$43,332	$115,000	$96,900	$24,422	$735,965

Mark T. Savoff	2014	$641,443	$—	$896,618	$239,525	$880,283	$733,800	$49,902	$3,441,571
Executive Vice	2013	$628,913	$—	$677,616	$200,000	$601,903	$197,400	$33,141	$2,338,973
President and Chief	2012	$616,583	$—	$540,644	$169,560	$412,203	$664,500	$35,775	$2,439,265
Operating Officer -
Entergy Corp.

Roderick K. West	2014	$623,854	$—	$1,010,324	$313,560	$857,280	$782,400	$43,648	$3,631,066
Executive Vice	2013	$606,381	$—	$2,318,926	$320,000	$583,315	$147,800	$27,045	$4,003,467
President and Chief	2012	$584,540	$—	$647,594	$282,600	$391,791	$991,000	$46,097	$2,943,622
Administrative
Officer - Entergy Corp.

(1)
The amounts in column (c) represent the actual base salary paid to the Named Executive Officer.  The 2014 changes in base salaries noted in the Compensation Discussion and Analysis were effective in April 2014.

(2)	Mr. Marsh was not a Named Executive officer in 2012.

(3)
The amounts in column (d) in 2013 and 2012 for Mr. Fisackerly, Mr. McDonald, Ms. Rainer, and Mr. Rice and in 2013 for Mr. May represent a cash bonus paid in recognition of their work supporting the move to MISO.

(4)
The amounts in column (e) represent the aggregate grant date fair value of restricted stock, restricted units, and performance units granted under the 2011 Equity Ownership Plan calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock and the restricted units is based on the closing price of Entergy Corporation common stock on the date of grant.  The grant date fair value of performance units is based on the probable outcome of the applicable performance conditions, measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  If the highest achievement level is attained, the maximum amounts that will be received with respect to the performance units granted in 2014 are as follows:  Mr. Denault, $5,053,600; Mr. Fisackerly, $277,948; Mr. Marsh, $1,187,596; Mr. May, $391,654; Mr. McDonald, $277,948; Ms. Mount, $391,654; Ms. Rainer, $277,948; Mr. Rice, $277,948; Mr. Savoff, $1,187,596; and Mr. West, $1,187,596.

(5)
The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the 2011 Equity Ownership Plan calculated in accordance with FASB ASC Topic 718.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the financial statements.

(6)	The amounts in column (g) represent cash payments made under the Annual Incentive Plan.

(7)
The amounts in column (h) include the annual actuarial increase in the present value of the Named Executive Officers’ benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements and include amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested (see “2014 Pension Benefits”).  None of the increase is attributable to above-market or preferential earnings on non-qualified deferred compensation (see “2014 Non-qualified Deferred Compensation”).

(8)
The amounts in column (i) for 2014 include (a) matching contributions by Entergy Corporation under the Savings Plan to each of the Named Executive Officers; (b) dividends paid on restricted stock when vested; (c) life insurance premiums; (d) tax gross up payments on club dues; and (e) perquisites and other compensation.  The amounts are listed in the following table:

Named Executive Officer	Company Contribution – Savings Plan	Dividends Paid on Restricted Stock	Life Insurance Premium	Tax Gross Up Payments	Perquisites and Other Compensation	Total
Leo P. Denault	$10,920	$31,934	$7,482	$—	$7,202	$57,538
Haley R. Fisackerly	$10,890	$7,150	$995	$3,893	$10,383	$33,311
Andrew S. Marsh	$10,919	$10,816	$3,157	$—	$1,830	$26,722
Phillip R. May, Jr.	$10,920	$6,655	$2,646	$—	$420	$20,641
Hugh T. McDonald	$10,920	$7,366	$6,976	$8,073	$15,431	$48,766
Alyson M. Mount	$10,920	$7,598	$297	$—	$2,734	$21,549
Sallie T. Rainer	$10,920	$6,047	$3,137	$2,955	$9,191	$32,250
Charles L. Rice, Jr.	$10,920	$5,779	$4,870	$1,743	$8,090	$31,402
Mark T. Savoff	$10,920	$18,486	$7,482	$—	$13,014	$49,902
Roderick K. West	$10,920	$24,208	$2,610	$—	$5,910	$43,648

Perquisites and Other Compensation

The amounts set forth in column (i) include perquisites and other personal benefits that Entergy Corporation provides to the Named Executive Officers as part of providing a competitive executive compensation program and for employee retention. The following perquisites and other compensation were provided by Entergy Corporation in 2014.

Named Executive Officer	Personal Use of Corporate Aircraft	Club Dues	Executive Physicals	Event Tickets
Leo P. Denault	X		X
Haley R. Fisackerly		X	X
Andrew S. Marsh			X	X
Phillip R. May, Jr.				X
Hugh T. McDonald		X
Alyson M. Mount			X
Sallie T. Rainer	X	X
Charles L. Rice, Jr.		X	X	X
Mark T. Savoff	X		X
Roderick K. West	X		X	X

For security and business reasons, Entergy Corporation permits its Chief Executive Officer to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other Named Executive Officers may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer.  The amounts included in column (i) for the personal use of corporate aircraft, reflect the incremental cost to Entergy Corporation for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications, and fees, including flight planning, ground handling, and landing permits. In addition, Entergy Corporation offers its executives comprehensive physical exams at Entergy Corporation's expense. Tickets to cultural and sporting events are purchased for business purposes, and if not utilized for business purposes, the tickets are made available to the employees, including the Named Executive Officers, for personal use. Entergy Corporation also provides relocation benefits to a broad base of employees which include assistance with moving expenses, purchase and sale of homes, and transportation of household goods. None of the perquisites referenced above exceeded $25,000 for any of the other Named Executive Officers.

2014 Grants of Plan-Based Awards

The following table summarizes award grants during 2014 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh- old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under- lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Leo P.	1/30/14	—	$1,332,000	$2,664,000
Denault	1/30/14				10,000	40,000	80,000				$2,686,400
	1/30/14							13,900			$878,063
	1/30/14								106,000	$63.17	$923,260

Haley R.	1/30/14	—	$121,174	$242,347
Fisackerly	1/30/14				550	2,200	4,400				$147,752
	1/30/14							1,400			$88,438
	1/30/14								5,800	$63.17	$50,518

Andrew S.	1/30/14	—	$362,250	$724,500
Marsh	1/30/14				2,350	9,400	18,800				$631,304
	1/30/14							4,900			$309,533
	1/30/14								35,000	$63.17	$304,850

Phillip R.	1/30/14	—	$202,950	$405,900
May, Jr.	1/30/14				775	3,100	6,200				$208,196
	1/30/14							1,800			$113,706
	1/30/14								8,000	$63.17	$69,680

Hugh T.	1/30/14	—	$176,060	$352,121
McDonald	1/30/14				550	2,200	4,400				$147,752
	1/30/14							1,300			$82,121
	1/30/14								5,500	$63.17	$47,905

Alyson M.	1/30/14	—	$180,660	$361,320
Mount	1/30/14				775	3,100	6,200				$208,196
	1/30/14							1,800			$113,706
	1/30/14								8,500	$63.17	$74,035

Sallie T.	1/30/14	—	$119,310	$238,620
Rainer	1/30/14				550	2,200	4,400				$147,752
	1/30/14							1,400			$88,438
	1/30/14								5,800	$63.17	$50,518

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh- old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under- lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Charles L.	1/30/14	—	$104,915	$209,829
Rice, Jr.	1/30/14				550	2,200	4,400				$147,752
	1/30/14							1,150			$72,646
	1/30/14								5,200	$63.17	$45,292

Mark T.	1/30/14	—	$451,427	$902,854
Savoff	1/30/14				2,350	9,400	18,800				$631,304
	1/30/14							4,200			$265,314
	1/30/14								27,500	$63.17	$239,525

Roderick K.	1/30/14	—	$439,631	$879,262
West	1/30/14				2,350	9,400	18,800				$631,304
	1/30/14							6,000			$379,020
	1/30/14								36,000	$63.17	$313,560

(1)
The amounts in columns (c), (d), and (e) represent minimum, target, and maximum payment levels under the Annual Incentive Plan.  The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)
The amounts in columns (f), (g), and (h) represent the minimum, target, and maximum payment levels under the Long-Term Performance Unit Program.  Performance under the program is measured by Entergy Corporation’s total shareholder return relative to the total shareholder returns of the companies included in the Philadelphia Utility Index.  If Entergy Corporation’s total shareholder return is not at least 25% of that for the Philadelphia Utility Index, there is no payout.  Subject to achievement of performance targets, each unit will be converted into one share of Entergy Corporation’s common stock on the last day of the performance period (December 31, 2016.)  Accrued dividends on the shares earned will also be paid in Entergy Corporation common stock.

(3)
The amounts in column (i) represent shares of restricted stock granted under the 2011 Equity Ownership Plan.  Shares of restricted stock vest one-third on each of the first through third anniversaries of the grant, have voting rights, and accrue dividends during the vesting period.

(4)
The amounts in column (j) represent options to purchase shares of Entergy Corporation’s common stock.  The options vest one-third on each of the first through third anniversaries of the grant date and have a ten-year term from the date of grant. The options were granted under the 2011 Equity Ownership Plan.

(5)
The amounts in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and, in the case of the performance units, are based on the probable outcome of the applicable performance conditions.  See Notes 4 and 5 to the Summary Compensation Table for a discussion of the relevant assumptions used in calculating the grant date fair value.

2014 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each Named Executive Officer, unexercised options, restricted stock that has not vested, and equity incentive plan awards outstanding as of the end of 2014.

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Leo P.	—	106,000(1)		$63.17	1/30/2024
Denault	16,666	33,334(2)		$64.60	1/31/2023
	20,000	10,000(3)		$71.30	1/26/2022
	25,000	—		$72.79	1/27/2021
	50,000	—		$77.10	1/28/2020
	45,000	—		$77.53	1/29/2019
	50,000	—		$108.20	1/24/2018
	60,000	—		$91.82	1/25/2017
	50,000	—		$68.89	1/26/2016
								80,000(4)	$6,998,400
								74,312(5)	$6,500,814
						13,900(6)	$1,215,972
						4,000(7)	$349,920
						1,334(8)	$116,698

Haley R.	—	5,800(1)		$63.17	1/30/2024
Fisackerly	—	4,000(2)		$64.60	1/31/2023
	—	1,534(3)		$71.30	1/26/2022
	2,900	—		$72.79	1/27/2021
	9,000	—		$77.10	1/28/2020
	3,800	—		$77.53	1/29/2019
	5,000	—		$108.20	1/24/2018
	2,500	—		$91.82	1/25/2017
								4,400(4)	$384,912
								3,800(5)	$332,424
						1,400(6)	$122,472
						934(7)	$81,706
						400(8)	$34,992

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Andrew S.	—	35,000(1)		$63.17	1/30/2024
Marsh	10,666	21,334(2)		$64.60	1/31/2023
	6,666	3,334(3)		$71.30	1/26/2022
	4,000	—		$72.79	1/27/2021
	9,100	—		$77.10	1/28/2020
	8,000	—		$77.53	1/29/2019
	10,000	—		$108.20	1/24/2018
	5,000	—		$91.82	1/25/2017
	5,500	—		$68.89	1/26/2016
								18,800(4)	$1,644,624
								14,884(5)	$1,302,052
						4,900(6)	$428,652
						2,667(7)	$223,309
						467(8)	$40,853

Phillip R.	—	8,000(1)		$63.17	1/30/2024
May, Jr.	2,000	4,000(2)		$64.60	1/31/2023
	3,066	1,534(3)		$71.30	1/26/2022
	2,900	—		$72.79	1/27/2021
	6,000	—		$77.10	1/28/2020
	4,700	—		$77.53	1/29/2019
	6,500	—		$108.20	1/24/2018
	5,000	—		$91.82	1/25/2017
	4,500	—		$68.89	1/26/2016
								6,200(4)	$542,376
								5,938(5)	$519,456
						1,800(6)	$157,464
						934(7)	$81,706
						400(8)	$34,992

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Hugh T.	—	5,500(1)		$63.17	1/30/2024
McDonald	2,000	4,000(2)		$64.60	1/31/2023
	3,066	1,534(3)		$71.30	1/26/2022
	2,900	—		$72.79	1/27/2021
	4,600	—		$77.10	1/28/2020
	4,500	—		$77.53	1/29/2019
	7,000	—		$108.20	1/24/2018
	12,000	—		$91.82	1/25/2017
	7,500	—		$68.89	1/26/2016
								4,400(4)	$384,912
								3,800(5)	$332,424
						1,300(6)	$113,724
						934(7)	$81,706
						434(8)	$37,966

Alyson M.	—	8,500(1)		$63.17	1/30/2024
Mount	—	5,934(2)		$64.60	1/31/2023
	4,500	—		$108.20	1/24/2018
	5,400	—		$91.82	1/25/2017
								6,200(4)	$542,376
								6,000(5)	$524,880
						1,800(6)	$157,464
						1,200(7)	$104,976
						500(8)	$43,740

Sallie T.	—	5,800(1)		$63.17	1/30/2024
Rainer	1,933	3,867(2)		$64.60	1/31/2023
	2,500	—		$77.10	1/28/2020
	1,200	—		$77.53	1/29/2019
	2,300	—		$108.20	1/24/2018
	2,000	—		$91.82	1/25/2017
	2,500	—		$68.89	1/26/2016
								4,400(4)	$384,912
								3,800(5)	$332,424
						1,400(6)	$122,472
						934(7)	$81,706
						434(8)	$37,966

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Charles L.	—	5,200(1)		$63.17	1/30/2024
Rice, Jr.	1,666	3,334(2)		$64.60	1/31/2023
	3,066	1,534(3)		$71.30	1/26/2022
	2,900	—		$72.79	1/27/2021
								4,400(4)	$384,912
								3,800(5)	$332,424
						1,150(6)	$100,602
						800(7)	$69,984
						350(8)	$30,618

Mark T.	—	27,500(1)		$63.17	1/30/2024
Savoff	8,333	16,667(2)		$64.60	1/31/2023
	12,000	6,000(3)		$71.30	1/26/2022
	17,000	—		$72.79	1/27/2021
	30,000	—		$77.10	1/28/2020
	30,000	—		$77.53	1/29/2019
	27,000	—		$108.20	1/24/2018
	35,000	—		$91.82	1/25/2017
								18,800(4)	$1,644,624
								15,200(5)	$1,329,696
						4,200(6)	$367,416
						1,867(7)	$163,325
						834(8)	$72,958

Roderick	—	36,000(1)		$63.17	1/30/2024
K. West	13,333	26,667(2)		$64.60	1/31/2023
	20,000	10,000(3)		$71.30	1/26/2022
	17,000	—		$72.79	1/27/2021
	7,000	—		$77.10	1/28/2020
	5,000	—		$77.53	1/29/2019
	8,000	—		$108.20	1/24/2018
	12,000	—		$91.82	1/25/2017
								18,800(4)	$1,644,624
								15,200(5)	$1,329,696
						6,000(6)	$524,880
						3,334(7)	$291,658
						1,334(8)	$116,698
						21,000(9)	$1,837,080

(1)	Consists of options that vested or will vest as follows: 1/3 of the options granted vest on each of 1/30/2015, 1/30/2016 and 1/30/2017.

(2)	Consists of options that vested or will vest as follows: 1/2 of the remaining unexercisable options vest on each of 1/31/2015 and 1/31/2016.

(3)	The remaining unexercisable options vested on 1/26/2015.

(4)
Consists of performance units that will vest on December 31, 2016 based on Entergy Corporation’s total shareholder return performance over the 2014-2016 performance period, as described under “What We Pay and Why- Executive Compensation Elements - Long-Term Incentive Compensation - Performance Unit Program” in Compensation Discussion and Analysis.

(5)	Consists of performance units that will vest on December 31, 2015 based on Entergy Corporation’s total shareholder return performance over the 2013-2015 performance period.

(6)	Consists of shares of restricted stock that vested or will vest as follows: 1/3 of the shares of restricted stock granted vest on each of 1/30/2015, 1/30/2016 and 1/30/2017.

(7)	Consists of shares of restricted stock that vested or will vest as follows: 1/2 of the shares of restricted stock granted vest on each of 1/31/2015 and 1/31/2016.

(8)	Consists of shares of restricted stock that vested on 1/26/2015.

(9)	Consists of restricted units granted under the 2011 Equity Ownership Plan which will vest on May 1, 2018.

2014 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2014 for the Named Executive Officers.

	Options Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Leo P. Denault	35,000	$477,575	17,370(1)	$1,423,990

Haley R. Fisackerly	6,066	$61,983	2,136(1)	$164,281

Andrew S. Marsh	7,000	$78,385	4,715(1)	$369,715

Phillip R. May, Jr.	7,000	$75,732	2,458(1)	$193,263

Hugh T. McDonald	10,000	$53,055	2,169(1)	$166,520

Alyson M. Mount	24,466	$67,906	2,670(1)	$202,276

Sallie T. Rainer	2,500	$31,434	1,901(1)	$145,240

Charles L. Rice, Jr.	—	$—	1,937(1)	$150,599

Mark T. Savoff	50,000	$534,219	6,257(1)	$495,030

Roderick K. West	2,001	$28,988	7,490(1)	$577,597

(1)
Represents the value of performance units for the 2012-2014 performance period (payable solely in shares based on the closing stock price of the Company on the dates of vesting) under the Performance Unit Program and the vesting of shares of restricted stock in 2014.

2014 Pension Benefits

The following table shows the present value as of December 31, 2014, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the financial statements.  Additional information regarding these retirement plans is included in Compensation Discussion & Analysis under the heading, “Benefits, Perquisites, Agreements, and Post-Retirement Plans" and following this table.  In addition, this section includes information regarding early retirement options under the plans.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2014
Leo P. Denault (1)	Non-qualified System Executive Retirement Plan	30.83	$9,539,500	$—
	Qualified defined benefit plan	15.83	$546,100	$—

Haley R. Fisackerly	Non-qualified System Executive Retirement Plan	19.08	$843,300	$—
	Qualified defined benefit plan	19.08	$538,700	$—

Andrew S. Marsh	Non-qualified System Executive Retirement Plan	16.37	$1,621,700	$—
	Qualified defined benefit plan	16.37	$354,600	$—

Phillip R. May, Jr.	Non-qualified System Executive Retirement Plan	28.56	$1,346,100	$—
	Qualified defined benefit plan	28.56	$888,600	$—

Hugh T. McDonald (2)	Non-qualified System Executive Retirement Plan	32.93	$1,615,100	$—
	Qualified defined benefit plan	31.44	$1,142,200	$—

Alyson M. Mount	Non-qualified System Executive Retirement Plan	12.35	$696,600	$—
	Qualified defined benefit plan	12.35	$294,100	$—

Sallie T. Rainer (2)	Non-qualified System Executive Retirement Plan	30.38	$818,800	$—
	Qualified defined benefit plan	28.52	$981,100	$—

Charles L. Rice, Jr.	Non-qualified System Executive Retirement Plan	5.47	$256,200	$—
	Qualified defined benefit plan	5.47	$157,400	$—

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2014
Mark T. Savoff	Non-qualified System Executive Retirement Plan	11.06	$3,329,000	$—
	Qualified defined benefit plan	11.06	$437,600	$—

Roderick K. West	Non-qualified System Executive Retirement Plan	15.75	$2,830,500	$—
	Qualified defined benefit plan	15.75	$387,700	$—

(1)
During 2006, Mr. Denault entered into an agreement granting an additional 15 years of service under the non-qualified System Executive Retirement Plan if he continues to work for an Entergy System company employer and, after age 55, retires with the permission of his employer or his employment is terminated due to death or disability. The additional 15 years increases the present value of his benefit by $2,246,700.

(2)	Service under the non-qualified System Executive Retirement Plan is granted from date of hire. Qualified plan benefit service is granted from the later of date of hire or plan participation date.

Qualified Retirement Benefits

The qualified retirement plan in which the Named Executive Officers participate is a funded, tax-qualified, noncontributory defined benefit pension plan that provides benefits to most of the non-bargaining unit employees of Entergy System Companies.  All Named Executive Officers are participants in this plan.  Benefits under the tax-qualified pension plan are calculated as an annuity payable at age 65 and generally equal to 1.5% of a participant’s Final Average Monthly Earnings (FAME) multiplied by years of service (not to exceed 40).  “Earnings” for purposes of calculating FAME generally includes the employee’s base salary and eligible annual incentive award and excludes all other bonuses. FAME is calculated using the employee’s average monthly Earnings for the 60 consecutive months in which the employee’s earnings were highest during the 120 month period immediately preceding the employee’s retirement and includes up to 5 annual bonuses paid during the 60 month period.  Benefits under the tax-qualified plan are payable monthly after attainment of at least age 55 and after separation from an Entergy System company.  The amount of annual earnings that may be considered in calculating benefits under the tax-qualified pension plan is limited by federal law.  Participants are 100% vested in their benefit upon completing 5 years of vesting service or upon attainment of age 65 while an active employee participant in the plan.  Contributions to the pension plan are made entirely by the Entergy System employer and are paid into a trust fund from which the benefits of participants will be paid.

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

Mr. Denault, Mr. McDonald, and Mr. Savoff are eligible for subsidized early retirement benefits.

Non-qualified Retirement Benefits

The Named Executive Officers are eligible to participate in certain non-qualified retirement benefit plans that provide retirement income, including the Pension Equalization Plan and the System Executive Retirement Plan.  Each of these plans is an unfunded non-qualified defined benefit pension plan that provides benefits to key management employees.  In these plans, as described below, an executive is typically enrolled in one or more plans but only paid the amount due under the plan that provides the highest benefit.  In general, upon disability, participants in the Pension Equalization Plan and the System Executive Retirement Plan remain eligible for continued service credits until the earlier of recovery, separation from service due to disability, or retirement eligibility.  Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant’s accrued benefit.

All of the Named Executive Officers participate in both the Pension Equalization Plan and the System Executive Retirement Plan.

The Pension Equalization Plan
The Pension Equalization Plan is a non-qualified unfunded restoration retirement plan that provides for the payment to participants from Entergy Corporation's general assets of a single lump sum cash distribution upon separation from service generally equal to the actuarial present value of the difference between the amount that would have been payable as an annuity under the tax-qualified pension plan, but for Internal Revenue Code limitations on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and the amount actually payable as an annuity under the tax-qualified pension plan. The Pension Equalization Plan also takes into account as eligible earnings certain incentive awards paid under the Annual Incentive Plan and includes supplemental credited service granted to a participant in calculating his or her benefit. Participants receive their Pension Equalization Plan benefit in the form of a single sum cash distribution. The benefits under this plan are offset by benefits payable from the qualified retirement plan and may be offset by prior employer benefits. The Pension Equalization Plan benefit attributable to supplemental credited service is not vested until age 65. Subject to the prior written consent of the Entergy System Company employer (which consent is deemed given if the participant’s employment is terminated within twenty-four months following a change in control by the employer without “Cause” or by the participant for “Good Reason,” as each is defined in the plan), an employee with supplemental credited service who terminates employment prior to age 65 may be vested in his or her benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Internal Revenue Code Section 409A. Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.
Effective July 1, 2014, participants in the Pension Equalization Plan will not be provided with supplemental credited service unless the grant of supplemental credited service was approved and accepted in writing by the plan administrator prior to July 1, 2014. In addition, the Pension Equalization Plan was amended effective July 1, 2014 to provide that employees who participate in the Entergy Corporation’s cash balance pension plan adopted June 30, 2014 are not eligible to participate in the Pension Equalization Plan and instead are eligible to participate in a new cash balance restoration plan.

The System Executive Retirement Plan

The System Executive Retirement Plan is a non-qualified supplemental retirement plan that provides for a single sum payment at age 65.  Like the Pension Equalization Plan, the System Executive Retirement Plan is designed to provide for the payment to participants from Entergy Corporation’s general assets of a single-sum cash distribution upon the participant’s separation from service.  The single-sum benefit is generally equal to the actuarial present value of a specified percentage of the participant’s “Final Average Monthly Compensation” (which is generally 1/36th of the sum of the participant’s annual rate of base salary and Annual Incentive Plan award for the 3 highest years during the last 10 years preceding termination of employment), after first being reduced by the value of the participant’s tax-qualified retirement plan benefit and typically any prior employer pension benefit available to the participant.

While the System Executive Retirement Plan has a replacement ratio schedule from one year of service to the maximum of 30 years of service, the table below offers a sample ratio at 20 and 30 years of service.

Years of Service	Executives at Management Level 1	Executives at Management Levels 2 and 3	Executives at Management Level 4
20 Years	55.0%	50.0%	45.0%
30 years	65.0%	60.0%	55.0%
The System Executive Retirement Plan benefit is not vested until age 65. Subject to the prior written consent of the Entergy System company employer, an employee who terminates his or her employment prior to age 65 may be vested in the System Executive Retirement Plan benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Code Section 409A.  Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.  Further, in the event of a change in control, participants whose employment is terminated without “Cause” or by the employee for “Good Reason,” as each is defined in the plan are also eligible for a subsidized lump sum benefit payment, even if they do not currently meet the age or service requirements for early retirement under that plan or have company permission to separate from employment. Such lump sum benefit is payable generally at separation from service unless delayed 6 months under Code Section 409A.

2014 Non-qualified Deferred Compensation

The Executive Deferred Compensation Plan, the 2007 Equity Ownership Plan and Long-Term Cash Incentive Plan, and the 2011 Equity Ownership Plan allow for the deferral of compensation for the Named Executive Officers.  As of December 31, 2014, none of the Named Executive Officers had deferred compensation balances under the equity ownership plans or the Executive Deferred Compensation Plan.

As of December 31, 2014, Mr. Savoff and Mr. May had deferred account balances under a frozen Defined Contribution Restoration Plan.  These amounts are deemed invested, as chosen by the participant, in certain T. Rowe Price investment funds that are also available to participants under the Savings Plan.  Mr. Savoff and Mr. May have elected to receive the deferred account balances after they retire. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

Defined Contribution Restoration Plan

Name	Executive Contributions in 2014	Registrant Contributions in 2014	Aggregate Earnings in 2014 (1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2014
(a)	(b)	(c)	(d)	(e)	(f)

Phillip R. May, Jr.	$—	$—	$359	$—	$1,721

Mark T. Savoff	$—	$—	$8,224	$—	$26,685

(1)	Amounts in this column are not included in the Summary Compensation Table.

2014 Potential Payments upon Termination or Change in Control

Entergy Corporation has plans and other arrangements that provide compensation to a Named Executive Officer if his or her employment terminates under specified conditions, including following a change in control of Entergy Corporation. In addition, Entergy Corporation has entered into a retention agreement with Mr. Denault that provides for payments upon certain employment termination events. There are no plans or agreements that would provide for payments to any of the Named Executive Officers solely upon a change in control.
The tables below reflect the amount of compensation each of the Named Executive Officers would have received if his or her employment with an Entergy System company had been terminated under various scenarios as of December 31, 2014. For purposes of these tables, Entergy Corporation assumed that its stock price was $87.48, the closing market price on that date.

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Change in Control	Termination Related to a Change in Control
Leo P. Denault (1)(2)

Severance Payment(5)	—	—	$8,613,353	—	—	—	—	$8,613,353
Performance Units:(7)
2013-2015 Performance Unit Program	—	—	$2,112,642	$2,166,880	$2,112,642	$2,112,642	—	$2,112,642
2014-2016 Performance Unit Program	—	—	$2,112,642	$1,166,371	$2,112,642	$2,112,642	—	$2,112,642
Unvested Stock Options(9)	—	—	$3,501,327	$3,501,327	$3,501,327	$3,501,327	—	$3,501,327
Unvested Restricted Stock(11)	—	—	$1,791,514	—	$1,791,514	$1,791,514	—	$1,791,514
Welfare Benefits(13)	—	—	—	—	—	—	—

Haley Fisackerly (4)

Severance Payment(6)	—	—	—	—	—	—	—	$424,107
Performance Units:(8)
2013-2015 Performance Unit Program	—	—	—	—	$110,837	$110,837	—	$96,228
2014-2016 Performance Unit Program	—	—	—	—	$64,123	$64,123	—	$96,228
Unvested Stock Options(10)	—	—	—	—	$257,327	$257,327	—	$257,327
Unvested Restricted Stock(12)	—	—	—	—	$117,836	$117,836	—	$258,479
Welfare Benefits(14)	—	—	—	—	—	—	—	$18,324

Andrew S. Marsh (4)

Severance Payment(6)	—	—	—	—	—	—	—	$2,398,354
Performance Units:(8)
2013-2015 Performance Unit Program	—	—	—	—	$433,988	$433,988	—	$489,888
2014-2016 Performance Unit Program	—	—	—	—	$274,075	$274,075	—	$489,888
Unvested Stock Options(10)	—	—	—	—	$1,392,890	$1,392,890	—	$1,392,890
Unvested Restricted Stock(12)	—	—	—	—	$298,482	$298,482	—	$752,247
Welfare Benefits(14)	—	—	—	—	—	—	—	$27,486

Phillip R. May, Jr. (4)

Severance Payment(6)	—	—	—	—	—	—	—	$1,014,750
Performance Units:(8)
2013-2015 Performance Unit Program	—	—	—	—	$173,210	$173,210	—	$205,578
2014-2016 Performance Unit Program	—	—	—	—	$90,367	$90,367	—	$205,578
Unvested Stock Options(10)	—	—	—	—	$310,809	$310,809	—	$310,809
Unvested Restricted Stock(12)	—	—	—	—	$129,120	$129,120	—	$295,063
Welfare Benefits(14)	—	—	—	—			—	$27,486

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Change in Control	Termination Related to a Change in Control
Hugh T. McDonald (1)(3)

Severance Payment(6)	—	—	—	—	—	—	—	$528,181
Performance Units:(8)
2013-2015 Performance Unit Program	—	—	—	$110,837	$110,837	$110,837	—	$96,228
2014-2016 Performance Unit Program	—	—	—	$64,123	$64,123	$64,123	—	$96,228
Unvested Stock Options(10)	—	—	—	$250,034	$250,034	$250,034	—	$250,034
Unvested Restricted Stock(12)	—	—	—	—	$118,273	$118,273	—	$252,776
Welfare Benefits(13)	—	—	—	—	—	—	—

Alyson M. Mount (4)

Severance Payment(6)	—	—	—	—	—	—	—	$963,520
Performance Units:(8)
2013-2015 Performance Unit Program	—	—	—	—	$174,960	$174,960	—	$205,578
2014-2016 Performance Unit Program	—	—	—	—	$90,367	$90,367	—	$205,578
Unvested Stock Options(10)	—	—	—	—	$342,390	$342,390	—	$342,390
Unvested Restricted Stock(12)	—	—	—	—	$150,203	$150,203	—	$330,801
Welfare Benefits(14)	—	—	—	—	—	—	—	$9,148

Sallie T. Rainer (4)

Severance Payment(6)	—	—	—	—	—	—	—	$417,585
Performance Units:(8)
2013-2015 Performance Unit Program	—	—	—	—	$110,837	$110,837	—	$96,228
2014-2016 Performance Unit Program	—	—	—	—	$64,123	$64,123	—	$96,228
Unvested Stock Options(10)	—	—	—	—	$229,467	$229,467	—	$229,467
Unvested Restricted Stock(12)	—	—	—	—	$121,072	$121,072	—	$261,921
Welfare Benefits(14)	—	—	—	—	—	—	—	$18,234

Charles R. Rice, Jr (4)

Severance Payment(6)	—	—	—	—	—	—	—	$367,201
Performance Units:(8)
2013-2015 Performance Unit Program	—	—	—	—	$110,837	$110,837	—	$96,228
2014-2016 Performance Unit Program	—	—	—	—	$64,123	$64,123	—	$96,228
Unvested Stock Options(10)	—	—	—	—	$227,488	$227,488	—	$227,488
Unvested Restricted Stock(12)	—	—	—	—	$100,340	$100,340	—	$217,649
Welfare Benefits(14)	—	—	—	—	—	—	—	$18,324

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Change in Control	Termination Related to a Change in Control
Mark T. Savoff (1)(3)

Severance Payment(6)	—	—	—	—	—	—	—	$3,278,006
Performance Units:(8)
2013-2015 Performance Unit Program	—	—	—	$443,261	$443,261	$443,261	—	$489,888
2014-2016 Performance Unit Program	—	—	—	$274,075	$274,075	$274,075	—	$489,888
Unvested Stock Options(10)				$1,146,938	$1,146,938	$1,146,938	—	$1,146,938
Unvested Restricted Stock(12)	—	—	—		$278,099	$278,099	—	$648,346
Welfare Benefits(13)	—	—	—	—	—	—	—	—

Roderick K. West (4)

Severance Payment(6)	—	—	—	—	—	—	—	$3,192,348
Performance Units:(8)
2013-2015 Performance Unit Program	—	—	—	—	$443,261	$443,261	—	$489,888
2014-2016 Performance Unit Program	—	—	—	—	$274,075	$274,075	—	$489,888
Unvested Stock Options(10)					$1,647,093	$1,647,093	—	$1,647,093
Unvested Restricted Stock(12)	—	—	—	—	$440,199	$440,199	—	$1,004,859
Welfare Benefits(14)	—	—	—	—	—		—	$27,486
Unvested Restricted Units(15)	—	—	$1,837,080	—	—	—	—	$1,837,080

(1)	As of December 31, 2014, Mr. Denault, Mr. McDonald, and Mr. Savoff are retirement eligible and would retire rather than voluntarily resign.
Pension Benefits

(2)
In addition to the payments and benefits in the table, Mr. Denault also would have been entitled to receive his vested pension benefits. If Mr. Denault’s employment were terminated under certain conditions relating to a change in control, he would also be eligible for early retirement benefits. For a description of these benefits, see “2014 Pension Benefits.” In addition, Mr. Denault is subject to the following provisions:

•
Mr. Denault’s retention agreement provides that, unless his employment is terminated for cause, he will be granted an additional 15 years of service under the System Executive Retirement Plan if he continues to work for an Entergy System company employer and after age 55, retires with the permission of his employer or his employment is terminated due to death or disability. If Mr. Denault’s employment is terminated for cause, he will forfeit his benefit under the System Executive Retirement Plan.

•
Under his retention agreement, if Mr. Denault’s employment is terminated by Mr. Denault for good reason or by Entergy Corporation not for cause (regardless of whether there is a change in control) or on account of disability, Mr. Denault would be eligible for subsidized retirement and the additional 15 years of service upon his separation of service even if he does not have permission to separate from employment.

(3)
In addition to the payments and benefits in the table, Mr. McDonald and Mr. Savoff each would have been eligible to retire and entitled to receive his vested pension benefits. For a description of the pension benefits available see, “2014 Pension Benefits.” In the event of a termination by Entergy Corporation without cause or by the executive for good reason in connection with a change in control, Mr. McDonald and Mr. Savoff each would be eligible for subsidized early retirement benefits under the System Executive Retirement Plan even if he does not have permission to separate from employment. If Mr. McDonald’s and Mr. Savoff’s employment were terminated for cause, he would not receive a benefit under the System Executive Retirement Plan.

(4)
In addition to the payments and benefits in the table, if a Named Executive Officer's, other than Messrs. Denault, McDonald, and Savoff, employment was terminated under certain conditions relating to a change in control, he or she also would have been entitled to receive his or her vested pension benefits upon attainment of age 55 and would have been eligible for early retirement benefits under the System Executive Retirement Plan calculated using early retirement reduction factors. For a description of the pension benefits, see “2014 Pension Benefits.” If the Named Executive Officers’, other than Messrs. Denault, McDonald, and Savoff, employment were terminated for cause, he or she would forfeit his or her benefit under the System Executive Retirement Plan.

Severance Payments

(5)
In the event of a termination (not due to death or disability) by Mr. Denault for good reason or by Entergy Corporation not for cause (regardless of whether there is a change in control), Mr. Denault would be entitled to receive, pursuant to his retention agreement, a lump sum severance payment equal to the product of 2.99 times the sum of (a) his annual base salary as in effect at any time within one year prior to the effective date of the retention agreement or, if higher, immediately prior to a circumstance constituting good reason plus (b) the greater of (i) his actual annual incentive award under the Annual Incentive Plan for the calendar year immediately preceding the calendar year in which Mr. Denault’s termination date occurs or (ii) Mr. Denault’s Annual Incentive Plan target award for the calendar year in which the effective date of the retention agreement occurred. For purposes of this table, we have calculated the award using a base salary of $1,110,000 and his preceding year’s actual annual incentive award, $1,770,720.

(6)
In the event of a termination (not due to death or disability) by the executive for good reason or by Entergy Corporation not for cause during the period beginning upon the occurrence of a “potential change in control” (as defined in the System Executive Continuity Plan) and ending on the 2nd anniversary of a change in control, each Named Executive Officer, other than Mr. Denault, would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to the product of for Mr. Marsh, Mr. Savoff, and Mr. West 2.99 times, for Mr. May and Ms. Mount 2 times and Mr. Fisackerly, Mr. McDonald, Ms. Rainer, and Mr. Rice 1 time the sum of (a) his or her annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) his or her annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in his or her termination occurs. For purposes of this table, it assumes the following target opportunity and base salary:

Named Executive Officer	Target Opportunity	Base Salary
Haley R. Fisackerly	40%	$302,934
Andrew S. Marsh	55%	$517,500
Phillip R. May	50%	$338,250
Hugh T. McDonald	50%	$352,121
Alyson M. Mount	60%	$301,100
Sallie T. Rainer	40%	$298,275
Charles L. Rice, Jr.	40%	$262,287
Mark T. Savoff	70%	644,896
Roderick K. West	70%	628,044
Performance Units

(7)
In the event of a termination due to death or disability, by Mr. Denault for good reason, or by Entergy Corporation not for cause (in all cases, regardless of whether there is a change in control), Mr. Denault would have forfeited his performance units for all open performance periods and would have been entitled to receive a single-lump sum severance payment pursuant to his retention agreement that would not be based on any outstanding performance periods. The payment would be calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. Denault’s severance payment was calculated by taking an average of the target performance units from the 2010-2012 Performance Unit Program (22,300 units) and the 2011-2013 Performance Unit Program (26,000 units). This average number of units (24,150 units) multiplied by the closing price of Entergy stock on December 31, 2014 ($87.48) would equal a severance payment of $2,112,642 for the forfeited performance units.
In the event of Mr. Denault’s retirement not related to a change in control, Mr. Denault would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his number of months of participation in each open Performance Unit Program performance cycle. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of Mr. Denault’s awards were calculated as follows:
2013 - 2015 Plan - 24,770 (24/36*37,156) performance units at target, assuming a stock price of $87.48
2014 - 2016 Plan - 13,333 (12/36*40,000) performance units at target, assuming a stock price of $87.48

(8)
In the event of a qualifying termination related to a change in control, each Named Executive Officer, other than Mr. Denault, would have forfeited his or her performance units for the 2013-2015 and 2014-2016 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plan, a single-lump sum severance payment that would not be based on any outstanding performance periods. For both the 2013-2015 and the 2014-2016 performance periods, the payment would have been calculated using the average annual number of performance units he or she would have been entitled to receive under each Performance Unit Program with respect to the two most recent performance periods preceding (but not including) the calendar year in which his or her termination occurs, assuming all performance goals were achieved at target multiplied by the closing price of Entergy stock on December 31, 2014.

For purposes of the table, the value of the severance payment for Mr. Fisackerly, Mr. McDonald, Ms. Rainer and Mr. Rice was calculated by taking an average of the target performance units from the 2010-2012 Performance Unit Program (1,000 units) and the 2011-2013 Performance Unit Program (1,200 units). This average number of units (1,100) multiplied by the closing price of Entergy stock on December 31, 2014 ($87.48) would equal a severance payment of for the forfeited performance units equal to $96,228.
The value of severance payment for Mr. May and Ms. Mount was calculated by taking an average of the target performance units from the 2010-2012 Performance Unit Program (2,200 units) and the 2011-2013 Performance Unit Program (2,500 units). This average number of units (2,350) multiplied by the closing price of Entergy stock on December 31, 2014 ($87.48) would equal a severance payment of for the forfeited performance units equal to $205,578.
The value of severance payment for Mr. Marsh, Mr. Savoff, and Mr. West was calculated by taking an average of the target performance units from the 2010-2012 Performance Unit Program (5,300 units) and the 2011-2013 Performance Unit Program (5,900 units). This average number of units (5,600) multiplied by the closing price of Entergy stock on December 31, 2014 ($87.48) would equal a severance payment of for the forfeited performance units equal to $489,888.
In the event of death or disability, or retirement in the case of Mr. McDonald or Mr. Savoff, each Named Executive Officer, other than Mr. Denault, would not have forfeited his performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his or her number of months of participation in each open Performance Unit Program performance cycle, in accordance with his or her grant agreement under the Performance Unit Program. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of the awards were calculated as follows:

Mr. Fisackerly’s, Mr. McDonald’s, Ms. Rainer’s and Mr. Rice’s awards:
2013 - 2015 Plan - 1,267 (24/36*1,900) performance units at target, assuming a stock price of $87.48
2014 - 2016 Plan - 733 (12/36*2,200) performance units at target, assuming a stock price of $87.48
Mr. Marsh’s awards:
2013 - 2015 Plan - 4,961 (24/36*7,442) performance units at target, assuming a stock price of $87.48
2014 - 2016 Plan - 3,133 (12/36*9,400) performance units at target, assuming a stock price of $87.48
Mr. May’s awards:
2013 - 2015 Plan - 1,980 (24/36*2,969) performance units at target, assuming a stock price of $87.48
2014 - 2016 Plan - 1,033 (12/36*3,100) performance units at target, assuming a stock price of $87.48
Ms. Mount’s awards:
2013 - 2015 Plan - 2,000 (24/36*3,000) performance units at target, assuming a stock price of $87.48
2014 - 2016 Plan - 1,033 (12/36*3,100) performance units at target, assuming a stock price of $87.48
Mr. Savoff’s and Mr. West’s awards:
2013 - 2015 Plan - 5,067 (24/36*7,600) performance units at target, assuming a stock price of $87.48
2014 - 2016 Plan - 3,133 (12/36*9,400) performance units at target, assuming a stock price of $87.48
Unvested Stock Options

(9)
In the event of Mr. Denault’s retirement, death or disability (pursuant to the 2011 Equity Ownership Plan) or upon termination by Mr. Denault for good reason or by Entergy Corporation not for cause (regardless of whether there is a change in control), pursuant to his retention agreement, all of Mr. Denault’s unvested stock options would immediately vest. In addition, he would be entitled to exercise any unexercised options during a ten-year term extending from the grant date of the options. For purposes of this table, it is assumed that Mr. Denault exercised his options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2014, and the exercise price of each option share.

(10)
In the event of death or disability or qualifying termination related to a change in control or retirement in the case of Mr. McDonald or Mr. Savoff, all of the unvested stock options of each Named Executive Officer, other than Mr. Denault, would immediately vest pursuant to the 2011 Equity Ownership Plan. In addition, each would be entitled to exercise his or her stock options for the remainder of the ten-year period extending from the grant date of the options. For purposes of this table, it is assumed that the Named Executive Officers, other than Mr. Denault, exercised their options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 31, 2014, and the applicable exercise price of each option share.

Unvested Restricted Stock

(11)
Pursuant to his retention agreement, in the event of Mr. Denault's death or disability or upon termination by Mr. Denault for good reason or by Entergy Corporation not for cause (regardless of whether there is a change in control), all of Mr. Denault’s unvested restricted stock would immediately vest.

(12)
In the event of death or disability (pursuant to the 2011 Equity Ownership Plan), each Named Executive Officer, other than Mr. Denault, would immediately vest in a pro-rated portion of his or her unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock) pursuant to the 2011 Equity Ownership Plan. The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of his or her death or disability. In the event of his or her qualifying termination related to a change in control, the Named Executive Officers, other than Mr. Denault, would immediately vest in all of their unvested restricted stock.

Welfare Benefits

(13)
Upon retirement, Mr. Denault, Mr. McDonald, and Mr. Savoff would be eligible for retiree medical and dental benefits, the same as all other retirees. Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Messrs. Denault, McDonald, and Savoff would not be eligible to receive Entergy Corporation subsidized COBRA benefits.

(14)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Marsh, Mr. May, Ms. Mount and Mr. West would be eligible to receive Entergy Corporation subsidized COBRA benefits for 18 months and Mr. Fisackerly, Ms. Rainer, and Mr. Rice would be eligible to receive Entergy Corporation subsidized COBRA benefits for 12 months.

Restricted Stock Units

(15)
Mr. West’s 21,000 restricted units vest 100% in 2018. Pursuant to his restricted unit agreement, any unvested restricted units will vest immediately in the event of a termination for a reason other than cause, total disability, or death. The units will vest upon termination within 24 months of a change in control without cause or by Mr. West with good reason. If Mr. West voluntarily resigns or is terminated for cause, he would forfeit these units.

Mr. Denault’s Retention Agreement

Under the terms of Mr. Denault’s retention agreement, Entergy Corporation may terminate his employment for cause upon Mr. Denault’s:

•
continuing failure to substantially perform his duties (other than because of physical or mental illness or after he has given notice of termination for good reason) that remains uncured for 30 days after receiving a written notice from the Personnel Committee;

•	willfully engaging in conduct that is demonstrably and materially injurious to Entergy Corporation;

•
conviction of or entrance of a plea of guilty or nolo contendere to a felony or other crime that has or may have a material adverse effect on his ability to carry out his duties or upon Entergy Corporation’s reputation;

•	material violation of any agreement that he has entered into with Entergy Corporation; or

•	unauthorized disclosure of Entergy Corporation’s confidential information.
Mr. Denault may terminate his employment for good reason upon:

•
the substantial reduction in the nature or status of his duties or responsibilities from those in effect immediately prior to the date of the retention agreement, other than de minimis acts that are remedied after notice from Mr. Denault;

•	a reduction of 5% or more in his base salary as in effect on the date of the retention agreement;

•	the relocation of his principal place of employment to a location other than the corporate headquarters;

•
the failure to continue to allow him to participate in programs or plans providing opportunities for equity awards, stock options, restricted stock, stock appreciation rights, incentive compensation, bonus, and other plans on a basis not materially less favorable than enjoyed at the time of the retention agreement (other than changes similarly affecting all senior executives);

•
the failure to continue to allow him to participate in programs or plans with opportunities for benefits not materially less favorable than those enjoyed by him or her under any of Entergy Corporation’s pension, savings, life insurance, medical, health and accident, disability, or vacation plans at the time of the retention agreement (other than changes similarly affecting all senior executives); or

•	any purported termination of his employment not taken in accordance with his retention agreement.

System Executive Continuity Plan
Termination Related to a Change in Control
The Named Executive Officers will be entitled to the benefits described in the tables above under the System Executive Continuity Plan in the event of a termination related to a change in control if a change in control occurs and their employment is terminated by an Entergy System company other than for cause or if they terminate their employment for good reason, in each case within a period beginning on the occurrence of a potential change in control and ending 24 months following the effective date of a change in control.
A change in control includes the following events:

•	The purchase of 30% or more of either Entergy Corporation common stock or the combined voting power of its voting securities;

•	the merger or consolidation of Entergy Corporation (unless its Board members constitute at least a majority of the board members of the surviving entity);

•	the liquidation, dissolution, or sale of all or substantially all of Entergy Corporation’s assets; or

•
a change in the composition of Entergy Corporation’s Board such that, during any two-year period, the individuals serving at the beginning of the period no longer constitute a majority of the Board at the end of the period.

A potential change in control includes the following events:

•	Entergy Corporation or an affiliate enters into an agreement the consummation of which would constitute a change in control;

•	the Board adopts resolutions determining that, for purposes of the System Executive Continuity Plan, a potential change in control has occurred;

•	an Entergy System Company or other person or entity publicly announces an intention to take actions that would constitute a change in control; or

•
any person or entity becomes the beneficial owner (directly or indirectly) of outstanding shares of common stock of Entergy Corporation constituting 20% of the voting power or value of Entergy Corporation’s outstanding common stock.

A Named Executive Officer’s employment may be terminated for cause under the System Executive Continuity Plan if he or she:

•	willfully and continuously fails to substantially perform his or her duties after receiving a 30-day written demand for performance from the Board;

•	engages in conduct that is materially injurious to Entergy Corporation or any of its subsidiaries;

•	is convicted or pleads guilty or nolo contendere to a felony or other crime that materially and adversely affects his or her ability to perform his or her duties or Entergy Corporation’s reputation;

•	materially violates any agreement with Entergy Corporation or any of its subsidiaries; or

•	discloses any of Entergy Corporation confidential information without authorization.
A Named Executive Officer may terminate his or her employment with an Entergy System Company for good reason under the System Executive Continuity Plan if, without his or her consent:

•	the nature or status of his or her duties and responsibilities is substantially altered or reduced compared to the period prior to the change in control;

•	his or her salary is reduced by 5% or more;

•	he or she is required to be based outside of the continental United States at somewhere other than his or her primary work location prior to the change in control;

•	any of his or her compensation plans are discontinued without an equitable replacement;

•	his or her benefits or number of vacation days are substantially reduced; or

•	his or her employer purports to terminate his or her employment other than in accordance with the System Executive Continuity Plan.
In addition to participation in the System Executive Continuity Plan, benefits already accrued under the System Executive Retirement Plan, Pension Equalization Plan, and Supplemental Retirement Plan, if any, will become fully vested if the executive is involuntarily terminated without cause or the executive terminates his or her employment for good reason within two years after the occurrence of a change in control. Any awards granted under the equity ownership plans will become fully vested if the executive is involuntarily terminated without cause or terminates employment for good reason within two years after the occurrence of a change in control. In 2010, Entergy Corporation eliminated tax gross up payments for any severance benefits paid under the System Executive Continuity Plan.
Under certain circumstances described below, the payments and benefits received by a Named Executive Officer pursuant to the System Executive Continuity Plan may be forfeited and, in certain cases, subject to repayment. Benefits are no longer payable under the System Executive Continuity Plan, and unvested performance units under the Performance Unit Program are subject to forfeiture, if the executive:

•	accepts employment with Entergy Corporation or any of its subsidiaries;

•	elects to receive the benefits of another severance or separation program;

•	removes, copies, or fails to return any property belonging to Entergy Corporation or any of its subsidiaries;

•	discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries; or

•	violates his or her non-competition provision, which generally runs for two years but extends to three years if permissible under applicable law.
Furthermore, if the executive discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries or violates his or her non-competition provision, he or she will be required to repay any benefits previously received under the System Executive Continuity Plan.
Termination for Cause
If a Named Executive Officer’s employment is terminated for “cause” (as defined in the System Executive Continuity Plan and described above under “Termination Related to a Change in Control”), he or she is generally entitled to the same compensation and separation benefits described below under “Voluntary Resignation,” except that all options are no longer exercisable.
Voluntary Resignation
If a Named Executive Officer voluntarily resigns from his or her Entergy System company employer, he or she is entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits (if any) and other post-employment benefits on terms consistent with those generally available to other salaried employees. In the case of voluntary resignation, the officer would forfeit all unvested stock options, shares of restricted stock, and restricted units as well as any perquisites to which he or she is entitled as an officer. In addition, the officer would forfeit, except as described below, his or her right to receive incentive payments under any outstanding performance periods under the Long-Term Performance Unit Program or the Annual Incentive Plan. If the officer resigns after the completion of an Annual Incentive Plan or Long-Term Performance Unit Program performance period, he or she could receive a payout under the Long-Term Performance Unit Program based on the outcome of the performance cycle and could, at the Entergy Corporation’s discretion, receive an annual incentive payment under the Annual Incentive Plan. Any vested stock options held by the officer as of the separation date will expire the earlier of ten years from date of grant or 90 days from the last day of active employment.
Retirement
Under Entergy Corporation’s retirement plans, a Named Executive Officer’s eligibility for retirement benefits is based on a combination of age and years of service. Normal retirement is defined as age 65. Early retirement is defined under the qualified retirement plan as minimum age 55 with 10 years of service and in the case of the System Executive Retirement Plan and the supplemental credited service under the Pension Equalization Plan, the consent of the Entergy System company employer.
Upon a Named Executive Officer’s retirement, he or she is generally entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits and other post-employment benefits consistent with those generally available to salaried employees. The annual incentive payment under the Annual Incentive Plan is pro-rated based on the actual number of days employed during the performance year in which the retirement date occurs. Similarly, payments under the Performance Unit Program for those retiring with a minimum 12 months of participation are pro-rated based on the actual full months of participation, in each outstanding performance cycle, in which the retirement date occurs. In each case, payments are delivered at the conclusion of each annual or performance cycle, consistent with the timing of payments to active participants in the Annual Incentive Plan and the Performance Unit Program, respectively. Unvested stock options issued under Entergy Corporation’s equity ownership plans vest on the retirement date and expire ten years from the grant date of the options. Any restricted stock and restricted stock units (other than those issued under the Performance Unit Program) held by the executive upon his or her retirement are forfeited, and perquisites are not available following the separation date.
Disability
If a Named Executive Officer’s employment is terminated due to disability, he or she generally is entitled to the same compensation and separation benefits described above under “Retirement,” except that restricted stock units may be subject to specific disability benefits (as noted, where applicable, in the tables above).

Death
If a Named Executive Officer dies while actively employed by an Entergy System company employer, he or she generally is entitled to the same compensation and separation benefits described above under “Retirement,” including:

•	all unvested stock options will vest immediately;

•	vested stock options will expire ten years from the grant date; and

•	restricted units may be subject to specific death benefits depending on the restricted unit agreement (as noted, where applicable, in the tables above).

Compensation of Directors

For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading “Director Compensation,” which information is incorporated herein by reference.  The Boards of Directors of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are comprised solely of employee directors who receive no compensation for service as directors.

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

The following table sets forth the beneficial ownership of Common Stock of Entergy Corporation and stock-based units as of January 31, 2015 for all directors and Named Executive Officers.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of Common Stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy Corporation
Maureen S. Bateman*	6,258	—	11,263
Leo P. Denault***	64,450	378,666	—
Kirkland H. Donald*	965	—	753
Gary W. Edwards*	1,791	—	10,852
Alexis Herman*	556	—	8,863
Donald C. Hintz*	3,650	—	10,471
Stuart L. Levenick*	5,758	—	7,094
Blanche L. Lincoln*	2,618	—	2,663
Andrew S. Marsh**	18,620	84,599	—
William M. Mohl**	18,946	80,799	—
Stewart C. Myers*	3,682	—	3,846
Mark T. Savoff**	26,546	182,832	305
W. J. Tauzin*	5,658	—	6,956
Roderick K. West**	26,191	117,666	—
Steven V. Wilkinson*	6,813	—	8,490
All directors and executive
officers as a group (20 persons)	271,309	1,153,759	71,617

Entergy Arkansas
Theodore H. Bunting, Jr.*	21,009	111,466	—
Leo P. Denault**	64,450	378,666	—
Andrew S. Marsh***	18,620	84,599	—
Hugh T. McDonald***	15,653	48,933	—
Alyson M. Mount**	9,653	15,700	—
Mark T. Savoff***	26,546	182,832	305
Roderick K. West**	26,191	117,666	—
All directors and executive
officers as a group (10 persons)	230,267	1,121,893	366

Entergy Gulf States Louisiana
Theodore H. Bunting, Jr.*	21,009	111,466	—
Leo P. Denault**	64,450	378,666	—
Andrew S. Marsh***	18,620	84,599	—
Phillip R. May, Jr.***	12,886	40,866	11
Alyson M. Mount**	9,653	15,700	—
Mark T. Savoff***	26,546	182,832	305
Roderick K. West**	26,191	117,666	—
All directors and executive
officers as a group (10 persons)	227,500	1,113,826	377

Name	Shares (1)	Options Exercisable Within 60 Days	Stock Units (2)
Entergy Louisiana
Theodore H. Bunting, Jr.*	21,009	111,466	—
Leo P. Denault**	64,450	378,666	—
Andrew S. Marsh***	18,620	84,599	—
Phillip R. May, Jr.***	12,886	40,866	11
Alyson M. Mount**	9,653	15,700	—
Mark T. Savoff***	26,546	182,832	305
Roderick K. West**	26,191	117,666	—
All directors and executive
officers as a group (10 persons)	227,500	1,113,826	377

Entergy Mississippi
Theodore H. Bunting, Jr.*	21,009	111,466	—
Leo P. Denault**	64,450	378,666	—
Haley R. Fisackerly***	7,269	28,667	—
Andrew S. Marsh***	18,620	84,599	—
Alyson M. Mount**	9,653	15,700	—
Mark T. Savoff***	26,546	182,832	305
Roderick K. West**	26,191	117,666	—
All directors and executive
officers as a group (9 persons)	203,967	1,002,461	305

Entergy New Orleans
Theodore H. Bunting, Jr.*	21,009	111,466	—
Leo P. Denault**	64,450	378,666	—
Andrew S. Marsh***	18,620	84,599	—
Alyson M. Mount**	9,653	15,700	—
Charles L. Rice, Jr.***	4,831	12,566	—
Mark T. Savoff***	26,546	182,832	305
Roderick K. West**	26,191	117,666	—
All directors and executive
officers as a group (9 persons)	201,529	986,360	305

Entergy Texas
Theodore H. Bunting, Jr.*	21,009	111,466	—
Leo P. Denault**	64,450	378,666	—
Andrew S. Marsh***	18,620	84,599	—
Alyson M. Mount**	9,653	15,700	—
Sallie T. Rainer***	8,586	16,299	—
Mark T. Savoff***	26,546	182,832	305
Roderick K. West**	26,191	117,666	—
All directors and executive
officers as a group (9 persons)	205,284	990,093	305

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2014. Information is included for equity compensation plans approved by the stockholders and equity compensation plans not approved by the stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,281,396	$83.25	3,569,309
Equity compensation plans not approved by security holders(2)	—	—	—
Total	7,281,396	$83.25	3,569,309

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

(2)
Entergy has a Board-approved stock-based compensation plan. However, effective May 9, 2003, the Board has directed that no further awards be issued under that plan. As of December 31, 2014, all options outstanding under the plan were either exercised or expired.

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

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2014 and 2013 by Deloitte & Touche LLP were as follows:

	2014	2013
Entergy Corporation (consolidated)
Audit Fees	$8,097,000	$9,832,698
Audit-Related Fees (a)	1,135,000	545,000
Total audit and audit-related fees	9,232,000	10,377,698
Tax Fees (b)	—	—
All Other Fees	—	—
Total Fees (c)	$9,232,000	$10,377,698
Entergy Arkansas
Audit Fees	$984,813	$985,484
Audit-Related Fees (a)	19,000	—
Total audit and audit-related fees	1,003,813	985,484
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,003,813	$985,484
Entergy Gulf States Louisiana
Audit Fees	$874,813	$840,484
Audit-Related Fees (a)	375,000	100,000
Total audit and audit-related fees	1,249,813	940,484
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,249,813	$940,484
Entergy Louisiana
Audit Fees	$1,134,813	$985,484
Audit-Related Fees (a)	375,000	100,000
Total audit and audit-related fees	1,509,813	1,085,484
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,509,813	$1,085,484

	2014	2013
Entergy Mississippi
Audit Fees	$869,813	$840,484
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	869,813	840,484
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$869,813	$840,484
Entergy New Orleans
Audit Fees	$824,813	$885,484
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	824,813	885,484
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$824,813	$885,484
Entergy Texas
Audit Fees	$1,004,813	$1,886,280
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,004,813	1,886,280
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$1,004,813	$1,886,280
System Energy
Audit Fees	$824,813	$840,484
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	824,813	840,484
Tax Fees	—	—
All Other Fees	—	—
Total Fees (c)	$824,813	$840,484

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.

(b)	Includes fees for tax advisory services.

(c)	100% of fees paid in 2014 and 2013 were pre-approved by the Entergy Corporation Audit Committee.

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

Report of Independent Registered Public Accounting Firm (see page 529)

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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

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

By: /s/ Alyson M. Mount	February 26, 2015
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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Theodore H. Bunting, Jr. and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 26, 2015
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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Theodore H. Bunting, Jr. and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 26, 2015
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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Theodore H. Bunting, Jr. and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 26, 2015
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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Theodore H. Bunting, Jr. and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 26, 2015
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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

Charles L. Rice, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Theodore H. Bunting, Jr. and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 26, 2015
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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

Sallie T. Rainer (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Theodore H. Bunting, Jr. and Mark T. Savoff (Directors).

By: /s/ Alyson M. Mount	February 26, 2015
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

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

Theodore H. Bunting, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Jeffrey S. Forbes and Steven C. McNeal (Directors).

By: /s/ Alyson M. Mount	February 26, 2015
(Alyson M. Mount, Attorney-in-fact)

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-190911 on Form S-3 and in Registration Statements Nos. 333-55692, 333-68950, 333-75097, 333-90914, 333-98179, 333-140183, 333-142055, 333-168664, 333-174148, and 333-183090 on Form S-8 of our reports dated February 26, 2015, relating to the consolidated financial statements and financial statement schedule of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2014.

We consent to the incorporation by reference in Registration Statement No. 333-190911-02 on Form S-3 of our reports dated February 26, 2015, relating to the consolidated financial statements and financial statement schedule of Entergy Arkansas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2014.

We consent to the incorporation by reference in Registration Statement No. 333-190911-07 on Form S-3 of our reports dated February 26, 2015, relating to the consolidated financial statements and financial statement schedule of Entergy Louisiana, LLC and Subsidiaries appearing in this Annual Report on Form 10‑K of Entergy Louisiana, LLC for the year ended December 31, 2014.

We consent to the incorporation by reference in Registration Statement No. 333-190911-06 on Form S-3 of our reports dated February 26, 2015, relating to the financial statements and financial statement schedule of Entergy Mississippi, Inc. appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2014.

We consent to the incorporation by reference in Registration Statement No. 333-190911-05 on Form S-3 of our reports dated February 26, 2015, relating to the financial statements and financial statement schedule of Entergy New Orleans, Inc. appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. for the year ended December 31, 2014.

We consent to the incorporation by reference in Registration Statement No. 333-190911-04 on Form S-3 of our reports dated February 26, 2015, relating to the consolidated financial statements and financial statement schedule of Entergy Texas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. for the year ended December 31, 2014.

We consent to the incorporation by reference in Registration Statement No. 333-190911-03 on Form S-3 of our reports dated February 26, 2015, relating to the financial statements of System Energy Resources, Inc. appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2014.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Corporation’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated February 26, 2015; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Corporation listed in Item 15. These consolidated financial statement schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc. and Subsidiaries
Entergy Mississippi, Inc.
Entergy New Orleans, Inc.
Entergy Texas, Inc. and Subsidiaries

To the Board of Directors and Members of
Entergy Gulf States Louisiana, L.L.C.
Entergy Louisiana, LLC and Subsidiaries

We have audited the consolidated financial statements of Entergy Arkansas, Inc. and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, and Entergy Texas, Inc. and Subsidiaries, and we have also audited the financial statements of Entergy Gulf States Louisiana, L.L.C., Entergy Mississippi, Inc., and Entergy New Orleans, Inc. (collectively the “Companies”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our reports thereon dated February 26, 2015; such financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the respective Companies’ managements. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2015

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013, and 2012
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2014	$34,311	$4,573	$3,221	$35,663
2013	$31,956	$2,355	$—	$34,311
2012	$31,159	$2,448	$1,651	$31,956
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013, and 2012
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2014	$30,113	$2,881	$747	$32,247
2013	$28,343	$1,770	$—	$30,113
2012	$26,155	$2,188	$—	$28,343
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013, and 2012
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2014	$909	$326	$610	$625
2013	$711	$198	$—	$909
2012	$843	$123	$255	$711
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013, and 2012
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2014	$965	$516	$497	$984
2013	$867	$98	$—	$965
2012	$1,147	$121	$401	$867
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY MISSISSIPPI, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013, and 2012
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2014	$906	$269	$302	$873
2013	$910	($4)	$—	$906
2012	$756	$154	$—	$910
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY NEW ORLEANS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013, and 2012
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2014	$974	$99	$811	$262
2013	$446	$528	$—	$974
2012	$465	$12	$31	$446
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013, and 2012
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2014	$443	$483	$254	$672
2013	$680	($237)	$—	$443
2012	$1,461	($21)	$760	$680
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

*(a) 3 --	Extension Agreement, dated as of March 1, 2013, to Credit Agreement.

*(a) 4 --	Extension Agreement, dated as of March 14, 2014, to Credit Agreement.

(a) 5 --	Indenture (For Unsecured Debt Securities), dated as of September 1, 2010, between Entergy Corporation and Wells Fargo Bank, National Association (4.01 to Form 8-K filed September 16, 2010 in 1-11299).

(a) 6 --	Officer’s Certificate for Entergy Corporation relating to 3.625% Senior Notes due September 15, 2015 (4.02(a) to Form 8-K filed September 16, 2010 in 1-11299).

(a) 7 --	Officer’s Certificate for Entergy Corporation relating to 5.125% Senior Notes due September 15, 2020 (4.02(b) to Form 8-K filed September 16, 2010 in 1-11299).

(a) 8 --	Officer’s Certificate for Entergy Corporation relating to 4.70% Senior Notes due January 15, 2017 (4.02 to Form 8-K filed January 13, 2012 in 1-11299).

(a) 9 --	Officer’s Certificate for Entergy Corporation relating to 4.50% Senior Note due December 16, 2028 (4(a)7 to Form 10-K for the year ended December 31, 2013 in 1-11299).

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

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by seventy-seven Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third); 7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth); 4(a)-6 in 2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8 in 2-11043 (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D in 70-4099 (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913 (Fifteenth); 2(c) in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in 70-5151 (Twenty-second); C-1 to Rule 24 Certificate in 70-5257 (Twenty-third); C to Rule 24 Certificate in 70-5343 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404 (Twenty-fifth); C to Rule 24 Certificate in 70-5502 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174 (Thirtieth); C-1 to Rule 24 Certificate in 70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in 70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127 (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth); 4(a) to Form 10-Q for the quarter ended September 30, 2001 in 1-10764 (Fifty-sixth); C-2(a) to Form U5S for the year ended December 31, 2001 (Fifty-seventh); 4(c)1 to Form 10-K for the year December 31, 2002 in 1-10764 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Fifty-ninth); 4(f) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixtieth); 4(h) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixty-first); 4(e) to Form 10-Q for the quarter ended September 30, 2004 in 1-10764 (Sixty-second); 4(c)1 to Form 10-K for the year December 31, 2004 in 1-10764 (Sixty-third); C-2(a) to Form U5S for the year ended December 31, 2004 (Sixty-fourth); 4(c) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-fifth);  4(a) to Form 10-Q for the quarter ended June 30, 2006 in 1-10764 (Sixty-sixth); 4(b) to Form 10-Q for the quarter ended June 30, 2008 in 1-10764 (Sixty-seventh); 4(c)1 to Form 10-K for the year ended December 31, 2008 in 1-10764 (Sixty-eighth); 4.06 to Form 8-K dated October 8, 2010 in 1-10764 (Sixty-ninth); 4.06 to Form 8-K dated November 12, 2010 in 1-10764 (Seventieth); 4.06 to Form 8-K dated December 13, 2012 in 1-10764 (Seventy-first); 4(e) to Form 8-K dated January 9, 2013 in 1-10764 (Seventy-second); 4.06 to Form 8-K dated May 30, 2013 in 1-10764 (Seventy-third); 4.06 to Form 8-K dated June 4, 2013 in 1-10764 (Seventy-fourth); 4.02 to Form 8-K dated July 26, 2013 in 1-10764 (Seventy-fifth); 4.05 to Form 8-K dated March 14, 2014 in 1-10764 (Seventy-sixth); and 4.05 to Form 8-K dated December 9, 2014 in 1-10764 (Seventy-Seventh)).

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

*(c) 3 --	Extension Agreement, dated as of March 1, 2013, to Credit Agreement.

*(c) 4 --	Extension Agreement, dated as of March 14, 2014, to Credit Agreement.

Entergy Gulf States Louisiana

(d) 1 --
Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-27031 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-27031 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-27031 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-27031 (Fifth-fourth); 4 to Form 10-K dated  December 31, 1992 in 1-27031 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-27031 (Fifty-sixth); 4-2 to Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); A-2(a) to Rule 24 Certificate dated June 23, 2000 in 70-8721 (Fifty-ninth); A-2(a) to Rule 24 Certificate dated September 10, 2001 in 70-9751 (Sixtieth); A-2(b) to Rule 24 Certificate dated November 18, 2002 in 70-9751 (Sixty-first); A-2(c) to Rule 24 Certificate dated December 6, 2002 in 70-9751 (Sixty-second); A-2(d) to Rule 24 Certificate dated June 16, 2003 in 70-9751 (Sixty-third); A-2(e) to Rule 24 Certificate dated June 27, 2003 in 70-9751 (Sixty-fourth); A-2(f) to Rule 24 Certificate dated July 11, 2003 in 70-9751 (Sixty-fifth); A-2(g) to Rule 24 Certificate dated July 28, 2003 in 70-9751 (Sixty-sixth); A-3(i) to Rule 24 Certificate dated November 4, 2004 in 70-10158 (Sixty-seventh); A-3(ii) to Rule 24 Certificate dated November 23, 2004 in 70-10158 (Sixty-eighth); A-3(iii) to Rule 24 Certificate dated February 16, 2005 in 70-10158 (Sixty-ninth); A-3(iv) to Rule 24 Certificate dated June 2, 2005 in 70-10158 (Seventieth); A-3(v) to Rule 24 Certificate dated July 21, 2005 in 70-10158 (Seventy-first); A-3(vi) to Rule 24 Certificate dated October 7, 2005 in 70-10158 (Seventy-second); A-3(vii) to Rule 24 Certificate dated December 19, 2005 in 70-10158 (Seventy-third); 4(a) to Form 10-Q for the quarter ended March 31, 2006 in 1-27031 (Seventy-fourth); 4(iv) to Form 8-K15D5 dated January 7, 2008 in 333-148557 (Seventy-fifth); 4(a) to Form 10-Q for the quarter ended June 30, 2008 in 333-148557 (Seventy-sixth); 4(a) to Form 10-Q for the quarter ended September 30, 2009 in 0-20371 (Seventy-seventh); 4.07 to Form 8-K dated October 1, 2010 in 0-20371 (Seventy-eighth); 4(c) to Form 8-K filed October 12, 2010 in 0-20371 (Seventy-ninth); 4(f) to Form 8-K filed October 12, 2010 in 0-20371 (Eightieth); and 4.07 to Form 8-K dated July 1, 2014 in 0-20371 (Eighty-first)).

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

*(d) 6 --	Extension Agreement, dated as of March 1, 2013, to Credit Agreement.

*(d) 7 --	Extension Agreement, dated as of March 14, 2014, to Credit Agreement.

Entergy Louisiana

(e) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by seventy-eight Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c) in 2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4 in 2-12264 (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c) in 2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10 in 2-26911 (Tenth); 2(c) in 2-28123 (Eleventh); 2(c) in 2-34659 (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to Rule 24 Certificate in 70-5242 (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth); C-1 to Rule 24 Certificate in 70-5449 (Nineteenth); C-1 to Rule 24 Certificate in 70-5550 (Twentieth); A-6(a) to Rule 24 Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919 (Twenty-third); C-1 to Rule 24 Certificate in 70-6102 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169 (Twenty-fifth); C-1 to Rule 24 Certificate in 70-6278 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6635 (Thirtieth); C-1 to Rule 24 Certificate in 70-6834 (Thirty-first); C-1 to Rule 24 Certificate in 70-6886 (Thirty-second); C-1 to Rule 24 Certificate in 70-6993 (Thirty-third); C-2 to Rule 24 Certificate in 70-6993 (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993 (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553 (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553 (Forty-first); A-3(a) to Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24 Certificate in 70-7822 (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December 21, 1993 in 70-7822 (Forty-eighth); A-3(f) to Rule 24 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9, 1999 in 70-9141 (Fifty-third); A-3(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141 (Fifty-fourth); A-2(c) to Rule 24 Certificate dated June 2, 2000 in 70-9141 (Fifty-fifth); A-2(d) to Rule 24 Certificate dated April 4, 2002 in 70-9141 (Fifty-sixth); A-3(a) to Rule 24 Certificate dated March 30, 2004 in 70-10086 (Fifty-seventh); A-3(b) to Rule 24 Certificate dated October 15, 2004 in 70-10086 (Fifty-eighth); A-3(c) to Rule 24 Certificate dated October 26, 2004 in 70-10086 (Fifty-ninth); A-3(d) to Rule 24 Certificate dated May 18, 2005 in 70-10086 (Sixtieth); A-3(e) to Rule 24 Certificate dated August 25, 2005 in 70-10086 (Sixty-first); A-3(f) to Rule 24 Certificate dated October 31, 2005 in 70-10086 (Sixty-second); B-4(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); 4(e)1 to Form 10-K for the year ended December 31, 2009 in 1-132718 (Sixty-sixth); 4(a) to Form 10-Q for the quarter ended March 31, 2010 in 1-32718 (Sixty-seventh); 4.08 to Form 8-K dated September 24, 2010 in 1-32718 (Sixty-eighth); 4(c) to Form 8-K filed October 12, 2010 in 1-32718 (Sixty-ninth); 4.08 to Form 8-K dated November 23, 2010 in 1-32718 (Seventieth); 4.08 to Form 8-K dated March 24, 2011 in 1-32718 (Seventy-first); 4(a) to Form 10-Q for the quarter ended June 30, 2011 in 1-32718 (Seventy-second); 4.08 to Form 8-K dated December 15, 2011 in 1-32718 (Seventy-third); 4.08 to Form 8-K dated January 12, 2012 in 1-32718 (Seventy-fourth); 4.08 to Form 8-K dated July 3, 2012 in 1-32718 (Seventy-fifth); 4.08 to Form 8-K dated December 4, 2012 in 1-32718 (Seventy-sixth); 4.08 to Form 8-K dated May 21, 2013 in 1-32718 (Seventy-seventh); 4.08 to Form 8-K dated August 23, 2013 in 1-32718 (Seventy-eighth); 4.08 to Form 8-K dated June 24, 2014 in 1-32718 (Seventy-ninth); 4.08 to Form 8-K dated July 1, 2014 in 1-32718 (Eightieth); and 4.08 to Form 8-K dated November 21, 2014 (Eighty-first)).

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

*(e) 6 --	Extension Agreement, dated as of March 1, 2013, to Credit Agreement.

*(e) 7 --	Extension Agreement, dated as of March 14, 2014, to Credit Agreement.

Entergy Mississippi

(f) 1 --
Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by thirty-one Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461 (Mortgage); A-2(b)-2 in 70-7461 (First); A-5(b) to Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh); A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); (A-2(l) to Rule 24 Certificate dated April 21, 1995 in 70-7914 (Tenth); A-2(a) to Rule 24 Certificate dated June 27, 1997 in 70-8719 (Eleventh); A-2(b) to Rule 24 Certificate dated April 16, 1998 in 70-8719 (Twelfth); A-2(c) to Rule 24 Certificate dated May 12, 1999 in 70-8719 (Thirteenth); A-3(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719 (Fourteenth); A-2(d) to Rule 24 Certificate dated February 24, 2000 in 70-8719 (Fifteenth); A-2(a) to Rule 24 Certificate dated February 9, 2001 in 70-9757 (Sixteenth); A-2(b) to Rule 24 Certificate dated October 31, 2002 in 70-9757 (Seventeenth); A-2(c) to Rule 24 Certificate dated December 2, 2002 in 70-9757 (Eighteenth); A-2(d) to Rule 24 Certificate dated February 6, 2003 in 70-9757 (Nineteenth); A-2(e) to Rule 24 Certificate dated April 4, 2003 in 70-9757 (Twentieth); A-2(f) to Rule 24 Certificate dated June 6, 2003 in 70-9757 (Twenty-first); A-3(a) to Rule 24 Certificate dated April 8, 2004 in 70-10157 (Twenty-second); A-3(b) to Rule 24 Certificate dated April 29, 2004 in 70-10157 (Twenty-third); A-3(c) to Rule 24 Certificate dated October 4, 2004 in 70-10157 (Twenty-fourth); A-3(d) to Rule 24 Certificate dated January 27, 2006 in 70-10157 (Twenty-fifth); 4(b) to Form 10-Q for the quarter ended June 30, 2009 in 1-31508 (Twenty-sixth); 4(b) to Form 10-Q for the quarter ended March 31, 2010 in 1-31508 (Twenty-seventh); 4.38 to Form 8-K dated April 15, 2011 in 1-31508 (Twenty-eighth); 4.38 to Form 8-K dated May 13, 2011 in 1-31508 (Twenty-ninth); 4.38 to Form 8-K dated December 11, 2012 in 1-31508 (Thirtieth); and 4.05 to Form 8-K dated March 21, 2014 in 1-31508 (Thirty-first)).

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

*(h) 2 --	Extension Agreement, dated as of March 1, 2013, to Credit Agreement.

*(h) 3 --	Extension Agreement, dated as of March 14, 2014, to Credit Agreement.

(h) 4 --
Assumption Agreement, dated as of May 30, 2008, among Entergy Texas, Inc., Entergy Gulf States Louisiana, L.L.C. and Citibank, N.A., as administrative agent (10(a) to Form 10-Q for the quarter ended March 31, 2008 in 0-53134).

(h) 5 --
Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(h)2 to Form 10-K for the year ended December 31, 2008 in 0-53134).

(h) 6 --
Officer’s Certificate No. 1-B-1 dated January 27, 2009, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(h)3 to Form 10-K for the year ended December 31, 2008 in 0-53134).

(h) 7 --
Officer’s Certificate No. 2-B-2 dated May 14, 2009, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(a) to Form 10-Q for the quarter ended June 30, 2009 in 1-34360).

(h) 8 --
Officer’s Certificate No. 3-B-3 dated May 18, 2010, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(a) to Form 10-Q for the quarter ended June 30, 2010 in 1-34360).

(h) 9 --
Officer’s Certificate No. 5-B-4 dated September 7, 2011, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4.40 to Form 8-K dated September 13, 2011 in 1-34360).

(h) 10 --
Officer’s Certificate No. 7-B-5 dated May 13, 2014, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(d) to Form 10-Q for the quarter ended June 30, 2014 in 1-34360).

(10)  Material Contracts

Entergy Corporation

(a) 1 --
Agreement, dated April 23, 1982, among certain System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-11299).

(a) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(a) 4 --	Service Agreement with Entergy Services, dated as of April 1, 1963 (5(a)5 in 2-41080).

(a) 5 --	Amendment, dated April 27, 1984, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984 in 1-3517).

(a) 6 --	Amendment, dated January 1, 2000, to Service Agreement with Entergy Services (10(a)12 to Form 10-K for the year ended December 31, 2001 in 1-11299).

(a) 7 --	Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 2013 in 1-11299).

(a) 8 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies (B to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 9 --	First Amendment to Availability Agreement, dated as of June 30, 1977 (B to Rule 24 Certificate dated June 24, 1977 in 70-5399).

(a) 10 --	Second Amendment to Availability Agreement, dated as of June 15, 1981 (E to Rule 24 Certificate dated July 1, 1981 in 70-6592).

(a) 11 --	Third Amendment to Availability Agreement, dated as of June 28, 1984 (B-13(a) to Rule 24 Certificate dated July 6, 1984 in 70-6985).

(a) 12 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989 (A to Rule 24 Certificate dated June 8, 1989 in 70-5399).

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

+(a) 51 --	First Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective January 1, 2005 (10(a)54 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 52 --	Second Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective October 26, 2006 (10(a)55 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 53 --	Third Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)56 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 54 --	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

+(a) 55 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)57 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 56 --	First Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)58 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 57 --	Second Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)57 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 58 --	Third Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(b) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 59 --	Fourth Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(c) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 60 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)59 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 61 --
First Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)60 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 62 --
Second Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)60 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 63 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 64 --	Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)62 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 65 --	First Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)63 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 66 --	Second Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)64 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 67 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective as of January 1, 2009 (10(a)77 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 68--	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010 (10(a)78 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 69 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)69 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 70 --	Third Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)71 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 71 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 72 --	Amendment, effective December 28, 2001, to the Post-Retirement Plan of Entergy Corporation and Subsidiaries (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 73 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)74 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 74 --	First Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)75 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 75 --	Second Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)76 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 76 --	Third Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective June 19, 2013 (10(b) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 77 --	Fourth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(c) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 78 --	Fifth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(a) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 79 --
Service Recognition Program for Non-Employee Outside Directors of Entergy Corporation and Subsidiaries, as amended and restated effective June 1, 2012 (10(a) to Form 10-Q for the quarter ended September 30, 2012 in 1-11299).

+(a) 80 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 81 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)78 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 82 --	First Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)79 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 83 --	Second Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)81 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 84--	Third Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 26, 2012 (10(a)81 to Form 10-K for the year ended December 31, 2013 in 1-11299).

+(a) 85 --	Fourth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(d) to Form 10-Q for the year ended June 30, 2013 in 1-11299).

+(a) 86 --	Fifth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(d) to Form 10-Q for the year ended September 30, 2014 in 1-11299).

(a) 87 --
Agreement of Limited Partnership of Entergy-Koch, LP among EKLP, LLC, EK Holding I, LLC, EK Holding II, LLC and Koch Energy, Inc. dated January 31, 2001 (10(a)94 to Form 10-K/A for the year ended December 31, 2000 in 1-11299).

+(a) 88 --	Employment Agreement effective November 24, 2003 between Mark T. Savoff and Entergy Services (10(a)99 to Form 10-K for the year ended December 31, 2003 in 1-11299).

+(a) 89 --	Employment Agreement effective February 9, 1999 between Leo P. Denault and Entergy Services (10(a) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 90 --	Amendment to Employment Agreement effective March 5, 2004 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 91 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 92 --	Amendment to Retention Agreement effective January 1, 2009 between Leo P. Denault and Entergy Corporation (10(a)93 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 93 --	Amendment to Retention Agreement effective January 1, 2010 between Leo P. Denault and Entergy Corporation (10(a)101 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 94 --	Amendment to Retention Agreement effective December 30, 2010 between Leo P. Denault and Entergy Corporation (10(a)95 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 95 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 96 --
Entergy Corporation Outside Director Stock Program Established under the 2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (10(b) to Form 10-Q for the quarter ended June 30, 2011 in 1-11299).

+(a) 97 --
First Amendment to Entergy Corporation Outside Director Stock Program Established under the 2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation Subsidiaries (10(b) to Form 10-Q for the quarter ended September 30, 2012 in 1-11299).

+(a) 98 --	Entergy Nuclear Retention Plan, as amended and restated January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

+(a) 99 --
Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries as amended and restated effective January 1, 2010 (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on  March 17, 2010 in 1-11299).

+(a) 100 --	First Amendment of the Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)106 to Form 10-K for the year ended December 31, 2011 in 1-11299).

*+(a)101-	Form of Stock Option Grant Letter.

*+(a)102-	Form of Long Term Incentive Program Performance Unit Grant Letter.

*+(a)103-	Form of Restricted Stock Grant Letter.

(a) 104 --	Employee Matters Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC and ITC Holdings Corp. (10.1 to Form 8-K filed December 6, 2011 in 1-11299).

*+(a)105-	Retention Agreement effective February 1, 2013 between William M. Mohl and Entergy Corporation.

+(a)106 --	Restricted Units Agreement between Roderick K. West and Entergy Corporation (10(a) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a)107 --	Restricted Unit Agreement between Jeffrey S. Forbes and Entergy Corporation (10(a)109 to Form 10-K for the year ended December 31, 2013 in 1-11299).
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

(b) 42 --	Service Agreement with Entergy Services, dated as of July 16, 1974, as amended (10(b)43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b) 43 --	Amendment, dated January 1, 2004, to Service Agreement with Entergy Services (10(b)57 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 44 --	Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (10(b)44 to Form 10-K for the year ended December 31, 2013 in 1-9067).

(b) 45 --	Operating Agreement between Entergy Operations and System Energy, dated as of June 6, 1990 (B-3(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(b) 46 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

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

(c) 5 --
Amendment, dated December 19, 2013, to Service Agreement, with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services, Service Agreement for Generation Planning and Operational Support Services, and Service Agreement for Transmission Planning and Reliability Support Services (10(c)5 to Form 10-K for the year ended December 31, 2013 in 1-10764).

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

(d) 30 --
Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services) (10(d)30 to Form 10-K for the year ended December 31, 2013 in 0-20371).

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

(d) 38 --
Asset Purchase Agreement, dated as of December 8, 2014, by and among Union Power Partners, L.P., Entegra TC LLC, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas (10.1 to Form 8-K filed December 12, 2014 in 0-20371).

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

(e) 5 --
Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services) (10(e)5 to Form 10-K for the year ended December 31, 2013 in 1-32718).

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

(e) 21--	Operating Agreement between Entergy Operations and Entergy Louisiana, dated as of June 6, 1990 (B-2(c) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(e) 22 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(e) 23 --	Second Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 22, 2010 (10(a) to Form 10-Q for the quarter ended June 30, 2010).

(e) 24 --	Third Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of August 6, 2014 (10(a) to Form 10-Q for the quarter ended June 30, 2014).

(e) 25 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-32718).

(e) 26 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-32718).

(e) 27 --
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

(f) 5 --
Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services) (10(f)5 to Form 10-K for the year ended December 31, 2013 in 1-31508).

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

(g) 5 --
Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services) (10(g)5 to Form 10-K for the year ended December 31, 2013 in 0-5807).

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

(h) 22 --
Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services) (10(h)22 to Form 10-K for the year ended December 31, 2013 in 1-34360).

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(c)	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(d)	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(g)	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 528.

*(24)  Powers of Attorney

(31)  Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(o)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(p)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32)  Section 1350 Certifications

*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(f)	Section 1350 Certification for Entergy Gulf States Louisiana.

*(g)	Section 1350 Certification for Entergy Louisiana.

*(h)	Section 1350 Certification for Entergy Louisiana.

*(i)	Section 1350 Certification for Entergy Mississippi.

*(j)	Section 1350 Certification for Entergy Mississippi.

*(k)	Section 1350 Certification for Entergy New Orleans.

*(l)	Section 1350 Certification for Entergy New Orleans.

*(m)	Section 1350 Certification for Entergy Texas.

*(n)	Section 1350 Certification for Entergy Texas.

*(o)	Section 1350 Certification for System Energy.

*(p)	Section 1350 Certification for System Energy.

(101)  XBRL Documents

Entergy Corporation

*INS -	XBRL Instance Document.

*SCH -	XBRL Taxonomy Extension Schema Document.

*CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

*DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

*LAB -	XBRL Taxonomy Extension Label Linkbase Document.

*PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________

*	Filed herewith.
+	Management contracts or compensatory plans or arrangements.