Form 10-Q
period 2015-03-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY GULF STATES LOUISIANA, LLC; ENTERGY NEW ORLEANS INC; ENTERGY ARKANSAS INC
filed 2015-05-07
CIK 65984, 202584, 1427437, 66901, 1348952, 44570, 71508, 7323

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	0-05807	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

0-20371	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 74-0662730	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 9425 Pinecroft The Woodlands, Texas 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 75-3206126	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Gulf States Louisiana, L.L.C.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at April 30, 2015
Entergy Corporation	($0.01 par value)	179,522,178

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2014, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2015

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2015

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

•
the termination of Entergy Arkansas’s participation in the System Agreement, which occurred in December 2013, the termination of Entergy Mississippi’s participation in the System Agreement in November 2015, the termination of Entergy Texas’s, Entergy Gulf States Louisiana’s, and Entergy Louisiana’s participation in the System Agreement after expiration of the proposed 60-month notice period or such other period as approved by the FERC;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ move to MISO, which occurred in December 2013, including the effect of current or projected MISO market rules and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC;

•
changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned or potential shutdown of nuclear generating facilities owned or operated by Entergy Wholesale Commodities, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

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

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;

•	volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, and the effect of those changes on Entergy and its customers;

FORWARD-LOOKING INFORMATION (Concluded)

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

•
changes in environmental, tax, and other laws, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, and other regulated air and water emissions, and changes in costs of compliance with environmental and other laws and regulations;

•
uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal and the level of spent fuel disposal fees charged by the U.S. government related to such sites;

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

•
the economic climate, and particularly economic conditions in Entergy’s Utility service area and the Northeast United States and events and circumstances that could influence economic conditions in those areas, and the risk that anticipated load growth may not materialize;

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

•	Entergy’s ability to attract and retain talented management and directors;

•	changes in accounting standards and corporate governance;

•	declines in the market prices of marketable securities and resulting funding requirements for Entergy’s defined benefit pension and other postretirement benefit plans;

•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;

•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites;

•	the implementation of the shutdown of Vermont Yankee and the related decommissioning of Vermont Yankee;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

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

Entergy Wholesale Commodities (EWC)
Entergy’s non-utility business segment primarily comprised of the ownership, operation, and decommissioning of nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by its operating power plants to wholesale customers

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2014 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
FTR	Financial transmission right
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

v

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
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

Utility	Entergy’s business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in December 2014
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

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

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Results of Operations

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2015 to the first quarter 2014 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
1st Quarter 2014 Consolidated Net Income (Loss)	$205,440	$242,470	($41,857)	$406,053

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	73,119	(221,439)	(915)	(149,235)
Other operation and maintenance	58,188	(20,296)	(3,492)	34,400
Asset write-off, impairments, and related charges	—	(2,270)	—	(2,270)
Taxes other than income taxes	10,198	(7,622)	479	3,055
Depreciation and amortization	11,733	(7,884)	(587)	3,262
Other income	14,340	22,940	(5,102)	32,178
Interest expense	5,861	854	(2,026)	4,689
Other expenses	2,982	6,444	—	9,426
Income taxes	(23,813)	(48,687)	6,005	(66,495)

1st Quarter 2015 Consolidated Net Income (Loss)	$227,750	$123,432	($48,253)	$302,929

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2015 to the first quarter 2014:

Amount
(In Millions)
2014 net revenue	$1,337
Retail electric price	68
Volume/weather	9
MISO deferral	(10)
Other	6
2015 net revenue	$1,410

The retail electric price variance is primarily due to:

•	formula rate plan increases at Entergy Gulf States Louisiana and Entergy Louisiana, as approved by the LPSC, effective December 2014 and January 2015;

•	an annual net rate increase at Entergy Mississippi of $16 million, effective February 2015, as a result of the MPSC order in the June 2014 rate case;

•
an increase in energy efficiency rider revenue primarily due to an increase in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2014 and new energy efficiency riders at Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi that began in the fourth quarter 2014. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income; and

•	an annual base rate increase of $18.5 million at Entergy Texas, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

The volume/weather variance is primarily due to an increase in industrial usage and an increase in unbilled sales volume, partially offset by the effect of less favorable weather on billed residential and commercial sales. The increase in industrial usage is primarily in the chemicals industry. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Unbilled Revenue” in the Form 10-K for further discussion of the accounting for unbilled revenues.

The MISO deferral variance is primarily due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by the LPSC and the MPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the first quarter 2015 to the first quarter 2014:

Amount
(In Millions)
2014 net revenue	$748
Vermont Yankee shutdown in December 2014	(144)
Nuclear realized price changes	(99)
Mark-to-market	(55)
Nuclear volume, excluding Vermont Yankee	67
Other	10
2015 net revenue	$527

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $221 million in the first quarter 2015 compared to the first quarter 2014 primarily due to:

•	a decrease in net revenue as a result of Vermont Yankee ceasing power production in December 2014;

•	lower realized wholesale energy prices; and

•
in the fourth quarter 2014, Entergy Wholesale Commodities entered into electricity derivative instruments that were not designated as hedges, including additional financial power sales to lock in margins on some in-the-money purchased call options. When these positions settled, the turnaround of the positive year-end 2014 mark contributed to the negative mark-to-market variance for first quarter 2015. In the fourth quarter 2013, Entergy Wholesale Commodities also entered into similar transactions. The effect of increases in forward prices resulted in negative mark-to-market activity in fourth quarter 2013. The turnaround of the negative 2013 mark resulted in a positive mark in first quarter 2014, which also contributed to the negative mark-to-market variance for first quarter 2015. See Note 16 to the financial statements in the Form 10-K and Note 8 to the financial statements herein for discussion of derivative instruments.

The decrease was partially offset by higher volume in the Entergy Wholesale Commodities nuclear fleet resulting from fewer refueling outage days in the first quarter 2015 as compared to the first quarter 2014.

Following are key performance measures for Entergy Wholesale Commodities for the first quarter 2015 and 2014:

	2015	2014
Owned capacity (MW) (a)	5,463	6,068
GWh billed	9,592	10,014
Average revenue per MWh	$67.00	$90.68

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	90%	82%
GWh billed	8,618	9,079
Average revenue per MWh	$65.78	$88.86
Refueling Outage Days:
Indian Point 2	—	24
Indian Point 3	23	—
Palisades	—	56

(a)	The reduction in owned capacity is due to the retirement of the 605 MW Vermont Yankee plant in December 2014.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” in the Form 10-K for a discussion of the effects of sustained low natural gas prices and power market structure challenges on market prices for electricity in the New York and New England power regions over the past few years. The higher realized revenue in first quarter 2014 compared to first quarter 2015 was due to significantly higher Northeast spot market prices in first quarter 2014 as a result of sustained cold weather across the entire region combined with limited liquefied natural gas imports and natural gas infrastructure constraints.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $497 million for the first quarter 2014 to $555 million for the first quarter 2015 primarily due to:

•	an increase of $20 million in fossil-fueled generation expenses primarily due to an increase in scope of work done during plant outages;

•	an increase of $14 million in energy efficiency costs. These costs are recovered through energy efficiency riders and have a minimal effect on net income;

•
an increase of $12 million in nuclear generation expenses primarily due to increased costs related to an NRC inspection in first quarter 2015, higher labor costs, including contract labor, higher materials costs, and higher NRC fees;

•
an increase of $7 million in transmission expenses primarily due to an increase in costs related to the participation in the MISO RTO. The net income effect is partially offset due to deferrals of some of these costs in certain jurisdictions.  See Note 2 to the financial statements in the Form 10-K for further information on the deferrals; and

•	an increase of $5 million primarily due to losses of $1 million on the sale of surplus diesel inventory in 2015 compared to gains of $4 million on the sale of surplus oil inventory in 2014.

The increase was partially offset by:

•
a decrease of $8 million in compensation and benefits costs primarily due to a decrease in the accrual for incentive-based compensation, partially offset by an increase in net periodic pension and other postretirement benefit costs as a result of lower discount rates and changes in retirement and mortality assumptions.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $5 million due to the timing of annual Nuclear Electric Insurance Limited distributions in 2015 as compared to 2014.

Taxes other than income taxes increased primarily due to increases in payroll taxes and ad valorem taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to:

•
an increase in earnings on decommissioning trust fund investments in the first quarter 2015 as compared to the first quarter 2014. There is no effect on net income as the trust fund earnings are offset by a corresponding amount of regulatory charges; and

•
an increase in distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. The distributions

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

on preferred membership interests are eliminated in consolidation and have no effect on Entergy's net income because the investment is in another Entergy subsidiary. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $233 million for the first quarter 2014 to $212 million for the first quarter 2015 primarily due to the shutdown of Vermont Yankee, which ceased power production in December 2014. The decrease was partially offset by lower deferral of costs for future amortization as a result of fewer refueling outage days.

Taxes other than income taxes decreased due to decreased ad valorem and payroll taxes primarily as a result of the shutdown of Vermont Yankee, which ceased power production in December 2014.

Depreciation and amortization expenses decreased primarily due to decreases in depreciable asset balances as a result of the shutdown of Vermont Yankee, which ceased power production in December 2014. See Note 1 to the financial statements in the Form 10-K for further discussion of impairment of long-lived assets.

Other income increased primarily due to realized decommissioning trust gains in the first quarter 2015 that resulted from portfolio reallocations for the Vermont Yankee nuclear decommissioning trust funds.

Other expenses increased primarily due to an increase in nuclear refueling outage costs that are being amortized over the estimated period to the next outage.

Income Taxes

The effective income tax rate was 33.2% for the first quarter 2015. The difference in the effective income tax rate for the first quarter 2015 versus the federal statutory rate of 35% was primarily due to the reversal of a portion of the provision for uncertain income tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS, partially offset by certain book and tax differences related to utility plant items. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 audit.

The effective income tax rate was 34.8% for the first quarter 2014. The difference in the effective income tax rate for the first quarter 2014 versus the federal statutory rate of 35% was primarily due to a deferred state income tax reduction related to a New York tax law change. See Note 3 to the financial statements in the Form 10-K for a discussion of the New York tax law change.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See the Form 10-K for a discussion of the NRC operating licenses for Indian Point 2 and Indian Point 3 and the NRC license renewal joint application in process for these plants.  Following are updates to the discussion regarding the NRC and related proceedings.

In March 2015 the NRC resolved the remaining appeals from the ASLB’s Track 1 decisions in favor of Entergy and NRC staff. Those appeals addressed electrical transformers and environmental justice. Initial filings in response to the NRC’s request for additional information on Severe Accident Mitigation Alternatives (SAMA) issues raised by the pending two SAMA-related appeals were completed. There is no deadline for the NRC to act once further filings have been made.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In March 2015 the ASLB granted New York State’s motions to amend and update two of the remaining three previously-admitted Track 2 contentions. The ASLB also directed the parties to state their availability for Track 2 hearings starting in mid-November 2015.

In March 2015 the New York State Department of Environmental Conservation (NYSDEC) staff withdrew from consideration at trial before the ALJs its proposal for annual fish protection outages of 92 days. NYSDEC staff and Riverkeeper continue to advance other annual outage proposals. NYSDEC staff also withdrew from further consideration a $24 million annual interim payment that had been proposed as a condition of the draft water pollution control permit.

In March 2015, New York State Department of State’s (NYSDOS) motion for reargument or, alternatively, leave to appeal the December 2014 Coastal Zone Management Act grandfathering decision to the New York State Court of Appeals was denied by the Appellate Division. In April 2015, as permitted by New York rules, NYSDOS filed a separate motion directly with the State Court of Appeals requesting leave to appeal that decision. In April 2015, Entergy filed with the State Court of Appeals an answer opposing NYSDOS’s motion for leave to appeal.

ANO Damage, Outage, and NRC Reviews

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

As discussed in the Form 10-K, in January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.” In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column will require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. The additional NRC inspection activities at the site are expected to increase ANO’s operating costs. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur NRC inspection costs of approximately $35 million in 2015 and approximately $15 million in 2016.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2015	December 31, 2014
Debt to capital	57.4%	57.6%
Effect of excluding the securitization bonds	(1.4%)	(1.4%)
Debt to capital, excluding securitization bonds (a)	56.0%	56.2%
Effect of subtracting cash	(2.3%)	(2.8%)
Net debt to net capital, excluding securitization bonds (a)	53.7%	53.4%

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(a)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2015 was 1.93% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2015:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$508	$9	$2,983

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

In January 2015, Entergy Nuclear Vermont Yankee entered into a credit facility with a borrowing capacity of $60 million and an uncommitted credit facility with a borrowing capacity of $85 million. Both facilities are guaranteed by Entergy Corporation and will expire in January 2018. As of March 31, 2015, no amounts were outstanding under these facilities. See Note 4 to the financial statements herein for additional discussion of these facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion. As of March 31, 2015, Entergy Corporation had $762 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2015 was 0.85%.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments by operating segment for 2015 through 2017. Following are updates to the discussion in the Form 10-K.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Union Power Station Purchase Agreement

As discussed in the Form 10-K, in December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station. The purchase of the Union Power Station is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act).  In December 2014, Entergy Texas filed its application with the PUCT seeking one of the two necessary PUCT approvals of the acquisition.  In April 2015 the Office of Public Utility Counsel filed testimony recommending that the Union Power Station transaction be determined not to be consistent with the public interest, and Texas Industrial Energy Consumers filed testimony concluding that serious concerns exist as to whether Entergy Texas needs the capacity of Union Power Station and whether Union Power Station is the most economical alternative. Also in April 2015, East Texas Electric Cooperative filed testimony raising certain transmission-related issues with respect to the proposed acquisition. In May 2015, PUCT staff filed testimony concluding that Entergy Texas had not adequately supported its demonstration of need for the facility or the extent of its due diligence in considering alternatives to the acquisition of Union Power Station. The PUCT staff further concluded that (i) Entergy Texas’ financial condition would remain adequate should it acquire the facility regardless of whether it was also allowed to recover its requested acquisition adjustment and (ii) Entergy Texas had not provided sufficient information for PUCT staff to determine the reasonable value of the facility. The PUCT has indicated that it will convene the hearing on the merits of the initial requested approval in June 2015.  Entergy Texas intends to file a rate application to seek cost recovery in the second quarter of 2015.  In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC and Entergy Arkansas filed its application with the APSC, each for approval of the acquisition and cost recovery.  The LPSC established a procedural schedule providing for a hearing on the merits in August 2015. The APSC established a procedural schedule providing for a hearing on the merits in September 2015. In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the HSR Act with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP, which will have the effect of extending the DOJ review period. In March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Closing is targeted to occur in late-2015.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its April 2015 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since the second quarter 2010.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
	(In Millions)
Cash and cash equivalents at beginning of period	$1,422	$739

Cash flow provided by (used in):
Operating activities	611	767
Investing activities	(700)	(656)
Financing activities	(152)	58
Net increase (decrease) in cash and cash equivalents	(241)	169

Cash and cash equivalents at end of period	$1,181	$908

Operating Activities

Net cash flow provided by operating activities decreased by $156 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to:

•	lower Entergy Wholesale Commodities net revenues in 2015 as compared to the same period in 2014, as discussed previously;

•	an increase in income tax payments of $62 million primarily due to payments made in 2015 for the final settlement of amounts outstanding associated with the 2006-2007 IRS audit;

•
an increase in spending of $49 million in 2015 related to Vermont Yankee, including severance and retention payments accrued in 2014 and defueling activities that took place after the plant ceased power production in December 2014; and

•
an increase of $20 million in pension contributions in 2015. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by:

•	higher Utility net revenues in 2015 as compared to the same period in 2014, as discussed above;

•	a decrease of $16 million in spending on nuclear refueling outages in 2015 as compared to the same period in 2014; and

•	a decrease of $15 million in storm restoration spending in 2015.

Investing Activities

Net cash flow used in investing activities increased by $44 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to:

•
an increase in construction expenditures primarily due to compliance with NRC post-Fukushima requirements, an overall higher scope of work on various projects, and a higher scope of work during plant outages in 2015 as compared to the same period in 2014, partially offset by a decrease in spending on the Ninemile Unit 6 self-build project and a decrease in storm restoration spending;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
a change in collateral deposit activity, reflected in the “Decrease in other investments” line on the Consolidated Statement of Cash Flows, as Entergy received net deposits of $21 million in 2014.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the “Market and Credit Risk Sensitive Instruments” section below;

•
a decrease of $15 million in insurance proceeds primarily due to $13 million received in the first quarter 2015 related to the Baxter Wilson plant event and $24 million received in the first quarter 2014 for property damages related to the generator stator incident at ANO. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for a discussion of the Baxter Wilson plant event and the ANO stator incident; and

•	proceeds from the sale of aircraft in first quarter 2014.

The increase was partially offset by a decrease in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

Entergy’s financing activities used net cash flow of $152 million for the three months ended March 31, 2015 compared to providing $58 million the three months ended March 31, 2014 primarily due to:

•
long-term debt activity using approximately $197 million of cash in 2015 compared to providing $17 million of cash in 2014.  Included in the long-term debt activity is $187 million in 2015 and $140 million in 2014 for the repayment of borrowings on the Entergy Corporation long-term credit facility;

•	net issuances of commercial paper of $278 million in 2015 compared to net issuances of commercial paper of $14 million in 2014;

•	the repurchase of $25 million of Entergy common stock in 2015; and

•	a net decrease of $212 million in 2015 in short-term borrowings by the nuclear fuel company variable interest entities.

For details of long-term debt activity and Entergy’s commercial paper program in 2015, see Note 4 to the financial statements herein and Notes 4 and 5 to the financial statements in the Form 10-K.

Rate, Cost-recovery, and Other Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation” in the Form 10-K for discussions of rate regulation, federal regulation, and related regulatory proceedings.

State and Local Rate Regulation and Fuel-Cost Recovery

See Note 2 to the financial statements herein for updates to the discussion in the Form 10-K regarding these proceedings.

Federal Regulation

See the Form 10-K for a discussion of federal regulatory proceedings.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of March 31, 2015 (2015 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2015	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	44%	23%	14%	14%	16%
Unit-contingent with availability guarantees (c)	20%	17%	18%	3%	3%
Firm LD (d)	42%	43%	7%	—%	—%
Offsetting positions (e)	(19%)	—%	—%	—%	—%
Total	87%	83%	39%	17%	19%
Planned generation (TWh) (f) (g)	27	36	35	35	36
Average revenue per MWh on contracted volumes:
Minimum	$42	$45	$48	$56	$57
Expected based on market prices as of March 31, 2015	$43	$49	$50	$56	$57
Sensitivity: -/+ $10 per MWh market price change	$42-$45	$46-$53	$49-$53	$56	$57

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	17%	17%	18%	18%	18%
Capacity contracts (j)	40%	16%	16%	16%	7%
Total	57%	33%	34%	34%	25%
Planned net MW in operation (g)	4,406	4,406	4,406	4,406	4,406
Average revenue under contract per kW per month (applies to capacity contracts only)	$5.1	$3.4	$5.6	$9.4	$11.1

Total Nuclear Energy and Capacity Revenues
Expected sold and market total revenue per MWh	$48	$50	$50	$52	$53
Sensitivity: -/+ $10 per MWh market price change	$46-$51	$47-$55	$44-$57	$44-$60	$45-$61

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2015	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Cost-based contracts (k)	38%	36%	34%	34%	34%
Firm LD (d)	7%	7%	7%	7%	7%
Total	45%	43%	41%	41%	41%
Planned generation (TWh) (f) (l)	4	6	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (k)	24%	24%	26%	26%	26%
Bundled capacity and energy contracts (i)	8%	8%	8%	8%	8%
Capacity contracts (j)	53%	53%	57%	57%	24%
Total	85%	85%	91%	91%	58%
Planned net MW in operation (l)	1,052	1,052	977	977	977

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights. Positions that are not classified as hedges are netted in the planned generation under contract.

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

(d)
Transaction that requires receipt or delivery of energy at a specified delivery point (usually at a market hub not associated with a specific asset) or settles financially on notional quantities; if a party fails to deliver or receive energy, defaulting party must compensate the other party as specified in the contract, a portion of which may be capped through the use of risk management products. This also includes option transactions that may expire without being exercised.

(e)	Transactions for the purchase of energy, generally to offset a Firm LD transaction.

(f)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch.

(g)
Assumes NRC license renewals for plants whose current licenses expire within five years, and uninterrupted normal operation at all operating plants.  NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015).  For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above and in the Form10-K.

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

(l)
Non-nuclear planned generation and net MW in operation include purchases from affiliated and non-affiliated counterparties under long-term contracts and exclude energy and capacity from Entergy Wholesale Commodities’ wind investment. The decrease in planned net MW in operation beginning in 2017 is due to the expiration of a non-affiliated 75 MW contract.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on March 31, 2015 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $82 million for the remainder of 2015. As of March 31, 2014, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $148 million for the remainder of 2014.  A negative $10 per MWh change in the annual average energy price in the markets based on March 31, 2015 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($44) million for the remainder of 2015. As of March 31, 2014, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($142) million for the remainder of 2014.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At March 31, 2015, based on power prices at that time, Entergy had liquidity exposure of $172 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $6 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of March 31, 2015, Entergy would have been required to provide approximately $62 million of additional cash or letters of credit under some of the agreements. As of March 31, 2015, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $79 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.

As of March 31, 2015, substantially all of the counterparties or their guarantors for the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2019 have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

The accounting standard-setting process, including projects between the FASB and the International Accounting Standards Board (IASB) to converge U.S. GAAP and International Financial Reporting Standards, is ongoing and the FASB and the IASB are each currently working on several projects.  Final pronouncements that result from these projects could have a material effect on Entergy’s future net income, financial position, or cash flows.

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to Consolidation Analysis” which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU affects (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. ASU 2015-02 is effective for Entergy for the first quarter 2016. Entergy does not expect ASU 2015-02 to affect materially its results of operations, financial position, or cash flows.

In April 2015 the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs.”  The ASU states that debt issuance costs shall be reported in the balance sheet as a direct deduction from the associated debt liability.  ASU 2015-03 is effective for Entergy for the first quarter 2016. Entergy does not expect ASU 2015-03 to affect materially its results of operations, financial position, or cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,217,989	$2,226,463
Natural gas	59,511	78,220
Competitive businesses	642,590	904,160
TOTAL	2,920,090	3,208,843

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	630,453	543,829
Purchased power	342,023	574,627
Nuclear refueling outage expenses	64,870	59,544
Other operation and maintenance	770,110	735,710
Asset write-offs, impairments, and related charges	—	2,270
Decommissioning	69,899	65,799
Taxes other than income taxes	157,523	154,468
Depreciation and amortization	331,986	328,724
Other regulatory charges	10,457	3,995
TOTAL	2,377,321	2,468,966

OPERATING INCOME	542,769	739,877

OTHER INCOME
Allowance for equity funds used during construction	11,738	15,129
Interest and investment income	68,133	35,248
Miscellaneous - net	(9,020)	(11,704)
TOTAL	70,851	38,673

INTEREST EXPENSE
Interest expense	166,337	162,551
Allowance for borrowed funds used during construction	(6,117)	(7,020)
TOTAL	160,220	155,531

INCOME BEFORE INCOME TAXES	453,400	623,019

Income taxes	150,471	216,966

CONSOLIDATED NET INCOME	302,929	406,053

Preferred dividend requirements of subsidiaries	4,879	4,879

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$298,050	$401,174

Earnings per average common share:
Basic	$1.66	$2.24
Diluted	$1.65	$2.24
Dividends declared per common share	$0.83	$0.83

Basic average number of common shares outstanding	179,658,981	178,797,829
Diluted average number of common shares outstanding	180,480,523	179,055,967

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
	(In Thousands)

Net Income	$302,929	$406,053

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of ($15,898) and $7,225)	(29,330)	13,754
Pension and other postretirement liabilities
(net of tax expense of $3,175 and $17,761)	8,448	(12,696)
Net unrealized investment gains
(net of tax expense of $3,666 and $5,748)	4,003	22,989
Foreign currency translation
(net of tax expense (benefit) of ($296) and $40)	(551)	75
Other comprehensive income (loss)	(17,430)	24,122

Comprehensive Income	285,499	430,175
Preferred dividend requirements of subsidiaries	4,879	4,879
Comprehensive Income Attributable to Entergy Corporation	$280,620	$425,296

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$302,929	$406,053
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	526,008	516,442
Deferred income taxes, investment tax credits, and non-current taxes accrued	95,732	234,102
Changes in working capital:
Receivables	22,288	49,107
Fuel inventory	(22,553)	15,940
Accounts payable	(153,700)	32,870
Taxes accrued	(67,941)	(79,829)
Interest accrued	(42,551)	(24,802)
Deferred fuel costs	81,271	(161,189)
Other working capital accounts	(90,619)	(115,060)
Changes in provisions for estimated losses	1,334	3,319
Changes in other regulatory assets	93,082	18,627
Changes in other regulatory liabilities	15,857	19,634
Changes in pensions and other postretirement liabilities	(52,509)	(46,174)
Other	(97,670)	(101,883)
Net cash flow provided by operating activities	610,958	767,157

INVESTING ACTIVITIES
Construction/capital expenditures	(532,958)	(483,350)
Allowance for equity funds used during construction	13,077	15,883
Nuclear fuel purchases	(96,392)	(142,672)
Proceeds from sale of assets	—	10,100
Insurance proceeds received for property damages	12,745	28,226
Changes in securitization account	(251)	(2,219)
NYPA value sharing payment	(70,790)	(72,000)
Payments to storm reserve escrow account	(1,865)	(1,897)
Decrease in other investments	278	18,093
Proceeds from nuclear decommissioning trust fund sales	492,841	536,515
Investment in nuclear decommissioning trust funds	(516,564)	(562,278)
Net cash flow used in investing activities	(699,879)	(655,599)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	488,065	753,244
Treasury stock	23,156	35,538
Retirement of long-term debt	(685,258)	(735,794)
Repurchase of common stock	(25,078)	—
Changes in credit borrowings and commercial paper - net	210,012	157,959
Other	(9,320)	—
Dividends paid:
Common stock	(149,257)	(148,275)
Preferred stock	(4,879)	(4,873)
Net cash flow provided by (used in) financing activities	(152,559)	57,799

Net increase (decrease) in cash and cash equivalents	(241,480)	169,357

Cash and cash equivalents at beginning of period	1,422,026	739,126

Cash and cash equivalents at end of period	$1,180,546	$908,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$203,786	$181,112
Income taxes	$65,919	$4,196

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$67,120	$131,327
Temporary cash investments	1,113,426	1,290,699
Total cash and cash equivalents	1,180,546	1,422,026
Accounts receivable:
Customer	638,721	596,917
Allowance for doubtful accounts	(35,884)	(35,663)
Other	174,030	220,342
Accrued unbilled revenues	291,040	321,659
Total accounts receivable	1,067,907	1,103,255
Deferred fuel costs	127,742	155,140
Accumulated deferred income taxes	22,953	27,783
Fuel inventory - at average cost	227,986	205,434
Materials and supplies - at average cost	929,843	918,584
Deferred nuclear refueling outage costs	278,900	214,188
Prepayments and other	304,108	343,223
TOTAL	4,139,985	4,389,633

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	34,864	36,234
Decommissioning trust funds	5,452,950	5,370,932
Non-utility property - at cost (less accumulated depreciation)	218,235	213,791
Other	407,639	405,169
TOTAL	6,113,688	6,026,126

PROPERTY, PLANT, AND EQUIPMENT
Electric	45,233,667	44,881,419
Property under capital lease	945,454	945,784
Natural gas	379,949	377,565
Construction work in progress	1,387,574	1,425,981
Nuclear fuel	1,523,612	1,542,055
TOTAL PROPERTY, PLANT, AND EQUIPMENT	49,470,256	49,172,804
Less - accumulated depreciation and amortization	20,662,229	20,449,858
PROPERTY, PLANT, AND EQUIPMENT - NET	28,808,027	28,722,946

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	803,744	836,064
Other regulatory assets (includes securitization property of $699,764 as of March 31, 2015 and $724,839 as of December 31, 2014)	4,877,838	4,968,553
Deferred fuel costs	238,706	238,102
Goodwill	377,172	377,172
Accumulated deferred income taxes	53,135	48,351
Other	965,238	920,907
TOTAL	7,315,833	7,389,149

TOTAL ASSETS	$46,377,533	$46,527,854

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$896,877	$899,375
Notes payable and commercial paper	808,419	598,407
Accounts payable	941,596	1,166,431
Customer deposits	415,195	412,166
Taxes accrued	60,167	128,108
Accumulated deferred income taxes	94,719	38,039
Interest accrued	163,459	206,010
Deferred fuel costs	146,078	91,602
Obligations under capital leases	2,557	2,508
Pension and other postretirement liabilities	58,786	57,994
Other	177,572	248,251
TOTAL	3,765,425	3,848,891

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	9,158,586	9,133,161
Accumulated deferred investment tax credits	251,616	247,521
Obligations under capital leases	29,051	29,710
Other regulatory liabilities	1,369,514	1,383,609
Decommissioning and asset retirement cost liabilities	4,513,168	4,458,296
Accumulated provisions	419,471	418,128
Pension and other postretirement liabilities	3,584,994	3,638,295
Long-term debt (includes securitization bonds of $762,101 as of March 31, 2015 and $784,862 as of December 31, 2014)	12,307,540	12,500,109
Other	539,429	557,649
TOTAL	32,173,369	32,366,478

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	210,760	210,760

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2015 and in 2014	2,548	2,548
Paid-in capital	5,351,690	5,375,353
Retained earnings	10,318,450	10,169,657
Accumulated other comprehensive loss	(59,737)	(42,307)
Less - treasury stock, at cost (75,238,343 shares in 2015 and 75,512,079 shares in 2014)	5,478,972	5,497,526
Total common shareholders' equity	10,133,979	10,007,725
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	10,227,979	10,101,725

TOTAL LIABILITIES AND EQUITY	$46,377,533	$46,527,854

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2013	$94,000	$2,548	($5,533,942)	$5,368,131	$9,825,053	($29,324)	$9,726,466

Consolidated net income (a)	4,879	—	—	—	401,174	—	406,053
Other comprehensive income	—	—	—	—	—	24,122	24,122
Common stock issuances related to stock plans	—	—	56,440	(17,499)	—	—	38,941
Common stock dividends declared	—	—	—	—	(148,275)	—	(148,275)
Preferred dividend requirements of subsidiaries (a)	(4,879)	—	—	—	—	—	(4,879)

Balance at March 31, 2014	$94,000	$2,548	($5,477,502)	$5,350,632	$10,077,952	($5,202)	$10,042,428

Balance at December 31, 2014	$94,000	$2,548	($5,497,526)	$5,375,353	$10,169,657	($42,307)	$10,101,725

Consolidated net income (a)	4,879	—	—	—	298,050	—	302,929
Other comprehensive loss	—	—	—	—	—	(17,430)	(17,430)
Common stock repurchases	—	—	(25,078)	—	—	—	(25,078)
Common stock issuances related to stock plans	—	—	43,632	(23,663)	—	—	19,969
Common stock dividends declared	—	—	—	—	(149,257)	—	(149,257)
Preferred dividend requirements of subsidiaries (a)	(4,879)	—	—	—	—	—	(4,879)

Balance at March 31, 2015	$94,000	$2,548	($5,478,972)	$5,351,690	$10,318,450	($59,737)	$10,227,979

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2015 and 2014 include $3.2 million and $3.2 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$882	$904	($22)	(2)
Commercial	583	577	6	1
Industrial	576	555	21	4
Governmental	52	53	(1)	(2)
Total retail	2,093	2,089	4	—
Sales for resale	60	119	(59)	(50)
Other	65	18	47	261
Total	$2,218	$2,226	($8)	—

Utility Billed Electric Energy Sales (GWh):
Residential	9,433	10,027	(594)	(6)
Commercial	6,721	6,800	(79)	(1)
Industrial	10,406	10,113	293	3
Governmental	592	584	8	1
Total retail	27,152	27,524	(372)	(1)
Sales for resale	1,811	2,234	(423)	(19)
Total	28,963	29,758	(795)	(3)

Entergy Wholesale Commodities:
Operating Revenues	$643	$912	($269)	(29)
Billed Electric Energy Sales (GWh)	9,592	10,014	(422)	(4)

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

ANO Damage, Outage, and NRC Reviews

See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

As discussed in the Form 10-K, in January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.” In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column will require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. The additional NRC inspection activities at the site are expected to increase ANO’s operating costs. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur NRC inspection costs of approximately $35 million in 2015 and approximately $15 million in 2016.

Baxter Wilson Plant Event

See Note 8 to the financial statements in the Form 10-K for a discussion of the Baxter Wilson plant event. During the first quarter 2015, Entergy Mississippi received $27.8 million of previously accrued insurance proceeds with $12.7 million allocated to capital spending and $15.1 million allocated to operation and maintenance expenses.

Nuclear Fuel Enrichment Contracts

Entergy subsidiaries are parties to two contracts with American Centrifuge Enrichment, LLC (ACE) under which these subsidiaries purchase nuclear fuel enrichment services.  The term of each contract is from 2011 to 2022; however, each contract provided for cancellation of the parties’ purchase and sale obligations for 2016-2022 if, by August 1, 2014, ACE’s planned Advanced Centrifuge Plant was not in commercial operation and ACE did not identify to Entergy’s reasonable satisfaction how it would meet its contractual delivery obligations through output from ACE.  In August 2014, Entergy sent notice to ACE that the 2016-2022 obligations were canceled by the operation of this contractual provision.  United States Enrichment Corporation, ACE’s affiliate to which ACE assigned the contracts, has filed a demand for arbitration with the American Arbitration Association, claiming damages of approximately $165 million.  Entergy will participate in the arbitration proceedings and believes that ACE and United States Enrichment Corporation failed to satisfy the conditions required to avoid cancellation of the parties’ 2016-2022 performance obligations.

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

Regulatory Assets and Regulatory Liabilities

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets and regulatory liabilities in the Utility business presented on the balance sheets of Entergy and the Registrant Subsidiaries.  The following are updates to that discussion.

Fuel and purchased power cost recovery

Entergy Mississippi

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  In December 2008 the defendant Entergy companies removed the Attorney General’s lawsuit to U.S. District Court in Jackson, Mississippi.  The Mississippi attorney general moved to remand the matter to state court.  In August 2012 the District Court issued an opinion denying the Attorney General’s motion for remand, finding that the District Court has subject matter jurisdiction under the Class Action Fairness Act.

The defendant Entergy companies answered the complaint and filed a counterclaim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act.  In May 2009 the defendant Entergy companies filed a motion for judgment on the pleadings asserting grounds of federal preemption, the exclusive jurisdiction of the MPSC,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and factual errors in the Attorney General’s complaint.  In September 2012 the District Court heard oral argument on Entergy’s motion for judgment on the pleadings.

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not considered “mass actions” under the Class Action Fairness Act, so as to establish federal subject matter jurisdiction. One day later the Attorney General renewed his motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies responded to that motion reiterating the additional grounds asserted for federal question jurisdiction, and the District Court held oral argument on the renewed motion to remand in February 2014. In April 2015 the District Court entered an order denying the renewed motion to remand, holding that the District Court has federal question subject matter jurisdiction. The District Court has not yet ruled on the defendant Entergy companies’ motion for judgment on the pleadings, which if granted would dismiss the case.

Entergy New Orleans

In February 2015, Entergy New Orleans filed an application with the City Council seeking authorization to enter into a power purchase agreement, subject to certain conditions, with Entergy Gulf States Louisiana to purchase on a life-of-unit basis 20% of the capacity and related energy of the two power blocks of the Union Power Station that Entergy Gulf States Louisiana is seeking to purchase. In the application, Entergy New Orleans also seeks authorization from the City Council for full and timely cost recovery in rates for all costs associated with the power purchase agreement. In April 2015 the City Council approved a procedural schedule for this proceeding that would provide for a City Council decision in July 2015.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the APSC

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notifies the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requests a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requests a 10.2% return on common equity.

Filings with the LPSC

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which results in a $706 thousand rate increase.  In April 2015 the LPSC issued findings recommending two adjustments to Entergy Gulf States Louisiana’s as-filed results, and an additional recommendation that does not affect current year results. The LPSC staff’s recommended adjustments increase the earned return on equity for the test year to 7.24%. Entergy Gulf States Louisiana accepted the LPSC staff’s recommendations and a revenue increase of $688 thousand will be required as opposed to the $706 thousand requested by Entergy Gulf States Louisiana. The resulting change will be implemented with the first billing cycle of May 2015.

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

As discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake the transactions that would result in the combination

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. In the proceedings with the LPSC, Entergy Louisiana and Entergy Gulf States Louisiana estimate that the business combination could produce up to $128 million in customer benefits including proposed guaranteed savings of $97 million in the first ten years.  In April 2015 the LPSC staff and intervenors filed testimony in the LPSC business combination proceeding. The testimony recommends an extensive set of conditions that would be required in order to recommend that the LPSC find that the business combination is in the public interest. The LPSC staff’s primary concern appears to be potential shifting in fuel costs between legacy Entergy Louisiana and Entergy Gulf States Louisiana customers. In May 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed rebuttal testimony. The hearing in the LPSC proceeding is scheduled to take place in June 2015. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the LPSC issue its decision regarding the business combination in August 2015.

Entergy Louisiana and Entergy Gulf States Louisiana filed applications with the FERC requesting authorization for the business combination and Entergy Louisiana and Entergy New Orleans filed applications with the FERC requesting authorization of the Algiers asset transfer. In April 2015 the FERC issued orders approving certain of those business combination and the Algiers asset transfer applications. Other FERC applications related to the business combination remain pending.

Algiers Asset Transfer (Entergy Louisiana and Entergy New Orleans)

As discussed in the Form 10-K, in October 2014 Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently serve Entergy Louisiana’s customers in Algiers. In March 2015 the City Council’s Utility advisors filed direct testimony recommending that the Algiers asset transfer be approved subject to certain conditions that Entergy Louisiana and Entergy New Orleans believe they will be able to satisfy. If the necessary approvals are obtained from the City Council, Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in the second half of 2015. In April 2015 the FERC issued an order approving the Algiers asset transfer.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceedings regarding the System Agreement, including the FERC’s October 2011 order that concluded the FERC did have the authority to order refunds, but decided that it would exercise its equitable discretion and not require refunds for the 20-months period from September 13, 2001 - May 2, 2003. Because the ruling on refunds relied on findings in the interruptible load proceeding, the FERC concluded that the refund ruling will be held in abeyance pending the outcome of the rehearing requests in that proceeding. In March 2015, in light of the December 2014 decision by the D.C. Circuit in the interruptible load proceeding, Entergy filed with the FERC a motion to establish briefing schedule on refund issues and initial brief addressing refund issues. The initial brief argued that the FERC, in response to the D.C. Circuit decision, should clarify its policy on refunds and find that refunds are not required in this proceeding.

Rough Production Cost Equalization Rates

2007 Rate Filing Based on Calendar Year 2006 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In March 2015 the D.C. Circuit issued an unpublished order dismissing in part and denying in part the petition for review by the LPSC and denying the petition for review by Entergy.

2008 Rate Filing Based on Calendar Year 2007 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In April 2015, after issuance of the March 2015 unpublished opinion of the D.C. Circuit related to the 2007 rate proceeding, as

Entergy Corporation and Subsidiaries
Notes to Financial Statements

discussed above, Entergy filed an unopposed motion for voluntary dismissal of the petition for review of the FERC’s interest determination. In May 2015 the U.S. Supreme Court denied the LPSC’s petition for a writ of certiorari of the Fifth Circuit’s decision.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015 the U.S. Supreme Court denied the LPSC’s petition for a writ of certiorari of the Fifth Circuit’s decision.

2011 Rate Filing Based on Calendar Year 2010 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years.

2012 Rate Filing Based on Calendar Year 2011 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years.

2013 Rate Filing Based on Calendar Year 2012 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years.

2014 Rate Filing Based on Calendar Year 2013 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years.

Interruptible Load Proceeding

As discussed in the Form 10-K, in May 2013 the LPSC filed a petition for review with the U.S. Court of Appeals for the D.C. Circuit seeking review of FERC prior orders in the interruptible load proceeding that concluded that the FERC would exercise its discretion and not order refunds in this proceeding. In December 2014 the D.C. Circuit issued an order on the LPSC’s appeal and remanded the case back to the FERC. The D.C. Circuit rejected the LPSC’s argument that there is a presumption in favor of refunds, but it held that the FERC had not adequately explained its decision to deny refunds and directed the FERC “to consider the relevant factors and weigh them against one another.” In March 2015, Entergy filed with the FERC a motion to establish a briefing schedule on remand and an initial brief on remand to address the December 2014 decision by the D.C. Circuit. The initial brief on remand argued that the FERC, in response to the D.C. Circuit decision, should clarify its policy on refunds and find that refunds are not required in the interruptible load proceeding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Storm Cost Recovery Filings with Retail Regulators

Entergy New Orleans

As discussed in the Form 10-K, in January 2015, Entergy New Orleans filed with the City Council an application requesting that the City Council grant a financing order authorizing the securitization of Entergy New Orleans’s storm costs, storm reserves, and issuance costs pursuant to Louisiana Act 64. In February 2015 the City Council approved a resolution establishing an expedited procedural schedule that provided for a hearing on the securitization application in late-April 2015, with a decision to be rendered no later than May 2015. In April 2015 the City Council’s Utility advisors filed direct testimony recommending that the proposed securitization be approved subject to certain limited modifications, and Entergy New Orleans filed rebuttal testimony later in April 2015. Also in April 2015, the parties’ joint motion to continue the hearing to facilitate settlement negotiations was granted.

Texas Power Price Lawsuit

See Note 2 to the financial statements in the Form 10-K for a discussion of this lawsuit. In May 2015 the Court of Appeals granted plaintiffs’ motion for rehearing, withdrew its prior opinion, and set the case for resubmission in June 2015, without further argument.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2015			2014
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$298.1	179.7	$1.66	$401.2	178.8	$2.24
Average dilutive effect of:
Stock options		0.5	(0.01)		—	—
Other equity plans		0.3	—		0.3	—
Diluted earnings per share	$298.1	180.5	$1.65	$401.2	179.1	$2.24

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 3.5 million for the three months ended March 31, 2015 and approximately 9.0 million for the three months ended March 31, 2014.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the three months ended March 31, 2015, Entergy Corporation issued 599,136 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based

Entergy Corporation and Subsidiaries
Notes to Financial Statements

awards.  During the three months ended March 31, 2015, Entergy Corporation repurchased 325,400 shares of its common stock for a total purchase price of $25.1 million.

Retained Earnings

On April 1, 2015, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on June 1, 2015 to holders of record as of May 14, 2015.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2015 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, December 31, 2014	$98,118	($569,789)	$426,695	$2,669	($42,307)
Other comprehensive income (loss) before reclassifications	(20,896)	13	12,658	(551)	(8,776)
Amounts reclassified from accumulated other comprehensive income (loss)	(8,434)	8,435	(8,655)	—	(8,654)
Net other comprehensive income (loss) for the period	(29,330)	8,448	4,003	(551)	(17,430)
Ending balance, March 31, 2015	$68,788	($561,341)	$430,698	$2,118	($59,737)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2014 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, December 31, 2013	($81,777)	($288,223)	$337,256	$3,420	($29,324)
Other comprehensive income (loss) before reclassifications	140,052	—	24,723	75	164,850
Amounts reclassified from accumulated other comprehensive income (loss)	(126,298)	(12,696)	(1,734)	—	(140,728)
Net other comprehensive income (loss) for the period	13,754	(12,696)	22,989	75	24,122
Ending balance, March 31, 2014	($68,023)	($300,919)	$360,245	$3,495	($5,202)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended March 31, 2015:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance, December 31, 2014	($53,347)	($25,876)
Amounts reclassified from accumulated other comprehensive income (loss)	422	(42)
Net other comprehensive income (loss) for the period	422	(42)
Ending balance, March 31, 2015	($52,925)	($25,918)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended March 31, 2014:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance, December 31, 2013	($28,202)	($9,635)
Amounts reclassified from accumulated other comprehensive income (loss)	122	(302)
Net other comprehensive income (loss) for the period	122	(302)
Ending balance, March 31, 2014	($28,080)	($9,937)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended March 31, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$13,522	Competitive business operating revenues
Interest rate swaps	(546)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	12,976
	(4,542)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$8,434

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,986	(a)
Amortization of loss	(17,588)	(a)
Total amortization	(11,602)
	3,167	Income taxes
Total amortization (net of tax)	($8,435)

Net unrealized investment gain (loss)
Realized gain (loss)	$16,970	Interest and investment income
	(8,315)	Income taxes
Total realized investment gain (loss) (net of tax)	$8,655

Total reclassifications for the period (net of tax)	$8,654

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended March 31, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$194,603	Competitive business operating revenues
Interest rate swaps	(298)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	194,305
	(68,007)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$126,298

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,078	(a)
Amortization of loss	(8,981)	(a)
Settlement loss	(1,162)	(a)
Total amortization	(5,065)
	17,761	Income taxes
Total amortization (net of tax)	$12,696

Net unrealized investment gain (loss)
Realized gain (loss)	$3,400	Interest and investment income
	(1,666)	Income taxes
Total realized investment gain (loss) (net of tax)	$1,734

Total reclassifications for the period (net of tax)	$140,728

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended March 31, 2015 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,022	$845	(a)
Amortization of loss	(1,733)	(802)	(a)
Total amortization	(711)	43
	289	(1)	Income tax expense (benefit)
Total amortization (net of tax)	(422)	42

Total reclassifications for the period (net of tax)	($422)	$42

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended March 31, 2014 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$559	$844	(a)
Amortization of loss	(782)	(378)	(a)
Total amortization	(223)	466
	101	(164)	Income tax expense (benefit)
Total amortization (net of tax)	(122)	302

Total reclassifications for the period (net of tax)	($122)	$302

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2015 was 1.93% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2015.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$508	$9	$2,983

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At March 31, 2015, Entergy Corporation had $762 million of commercial paper outstanding.  The weighted-average interest rate for the three months ended March 31, 2015 was 0.85%.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2015 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2015
Entergy Arkansas	April 2015	$20 million (b)	1.68%	$—
Entergy Arkansas	March 2019	$150 million (c)	1.68%	$—
Entergy Gulf States Louisiana	March 2019	$150 million (d)	1.43%	$—
Entergy Louisiana	March 2019	$200 million (e)	1.43%	$—
Entergy Mississippi	May 2015	$37.5 million (f)	1.68%	$—
Entergy Mississippi	May 2015	$35 million (f)	1.68%	$—
Entergy Mississippi	May 2015	$20 million (f)	1.68%	$—
Entergy Mississippi	May 2015	$10 million (f)	1.68%	$—
Entergy New Orleans	November 2015	$25 million	1.93%	$—
Entergy Texas	March 2019	$150 million (g)	1.68%	$—

(a)	The interest rate is the rate as of March 31, 2015 that would most likely apply to outstanding borrowings under the facility.

(b)
Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option. In April 2015, Entergy Arkansas renewed its credit facility through April 2016.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2015, no letters of credit were outstanding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(d)	The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2015, no letters of credit were outstanding.

(e)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2015, no letters of credit were outstanding.

(f)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option. Prior to expiration on May 31, 2015, Entergy Mississippi expects to renew all of its credit facilities.

(g)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2015, $1.3 million in letters of credit were outstanding.

The commitment fees on the credit facilities range from 0.125% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations related to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2015:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of March 31, 2015
Entergy Arkansas	$25 million	0.70%	$2 million
Entergy Gulf States Louisiana	$75 million	0.70%	$26 million
Entergy Louisiana	$50 million	0.70%	$1 million
Entergy Mississippi	$40 million	0.70%	$9.5 million
Entergy Mississippi	$40 million	1.50%	$—
Entergy New Orleans	$15 million	0.75%	$8.5 million
Entergy Texas	$50 million	0.70%	$11 million

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2015.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2015 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Gulf States Louisiana	$200	$—
Entergy Louisiana	$250	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$100	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Nuclear Vermont Yankee Credit Facilities

In January 2015, Entergy Nuclear Vermont Yankee entered into a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $60 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against this facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Entergy Nuclear Vermont Yankee’s nuclear facilities. As of March 31, 2015, no amounts were outstanding under the facility.  The commitment fee is currently 0.25% of the undrawn commitment amount.  The rate as of March 31, 2015 that would most likely apply to outstanding borrowings under the facility was 1.93% on the drawn portion of the facility.

         Also in January 2015, Entergy Nuclear Vermont Yankee entered into an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against this facility. This facility provides an additional funding source to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Entergy Nuclear Vermont Yankee’s nuclear facilities.  As of March 31, 2015, no amounts were outstanding under the facility. The rate as of March 31, 2015 that would most likely apply to outstanding borrowings under the facility was 1.93% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of March 31, 2015:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of March 31, 2015
		(Dollars in Millions)
Entergy Arkansas VIE	June 2016	$85	1.71%	$19.5
Entergy Gulf States Louisiana VIE	June 2016	$100	1.25%	$41.0
Entergy Louisiana VIE	June 2016	$90	1.48%	$27.3
System Energy VIE	June 2016	$125	n/a	$—

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy.  The nuclear fuel company variable interest entity for Entergy Gulf States Louisiana does not issue commercial paper, but borrows directly on its bank credit facility.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of March 31, 2015 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Gulf States Louisiana VIE	3.25% Series Q due July 2017	$75 million
Entergy Gulf States Louisiana VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
Entergy Louisiana VIE	3.25% Series G due July 2017	$25 million
Entergy Louisiana VIE	3.92% Series H due February 2021	$40 million
System Energy VIE	5.33% Series G due April 2015 (a)	$60 million
System Energy VIE	4.02% Series H due February 2017	$50 million
System Energy VIE	3.78% Series I due October 2018	$85 million

(a)	In April 2015, the System Energy nuclear fuel company variable interest entity redeemed, at maturity, its $60 million of 5.33% Series G Notes.

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2015 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$13,204,417	$13,558,411
Entergy Arkansas	$2,671,406	$2,567,341
Entergy Gulf States Louisiana	$1,663,879	$1,753,434
Entergy Louisiana	$3,340,585	$3,477,366
Entergy Mississippi	$1,058,869	$1,111,044
Entergy New Orleans	$225,875	$229,573
Entergy Texas	$1,456,274	$1,611,345
System Energy	$699,429	$683,191

(a)
The values exclude lease obligations of $112 million at Entergy Louisiana and $39 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $80 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2014 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$13,399,484	$13,607,242
Entergy Arkansas	$2,671,343	$2,517,633
Entergy Gulf States Louisiana	$1,622,817	$1,743,143
Entergy Louisiana	$3,356,579	$3,447,404
Entergy Mississippi	$1,058,838	$1,102,741
Entergy New Orleans	$225,866	$226,349
Entergy Texas	$1,478,931	$1,629,124
System Energy	$710,806	$677,475

(a)
The values exclude lease obligations of $128 million at Entergy Louisiana and $51 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $80 million at Entergy, and include debt due within one year.

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

Stock Options

Entergy granted 456,100 stock options during the first quarter 2015 with a weighted-average fair value of $11.41 per option.  At March 31, 2015, there are 7,413,220 stock options outstanding with a weighted-average exercise price of $84.16.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2015.  Because Entergy’s stock price at March 31, 2015 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of March 31, 2015 is zero. The intrinsic value of “in the money” stock options is $3.3 million as of March 31, 2015.

The following table includes financial information for stock options for the three months ended March 31, 2015 and 2014:

	2015	2014
	(In Millions)
Compensation expense included in Entergy’s net income	$1.1	$1.3
Tax benefit recognized in Entergy’s net income	$0.4	$0.5
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Equity Plans

In January 2015 the Board approved and Entergy granted 292,750 restricted stock awards and 156,017 long-term incentive awards under the 2011 Equity Ownership and Long-term Cash Incentive Plan.  The restricted stock awards were made effective as of January 29, 2015 and were valued at $89.90 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  The long-term incentive awards are granted in the form of performance units, which are equal to the cash value of shares of Entergy Corporation at the end of the performance period, which is the last day of the year.  The performance units were made effective as of January 29, 2015 and were valued at $99.02 per share.  Entergy considers various factors, primarily market conditions, in determining the value of the performance units.  Shares of the restricted stock awards have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.  Shares of the performance units have the same dividend rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

The following table includes financial information for other equity plans for the three months ended March 31, 2015 and 2014:

	2015	2014
	(In Millions)
Compensation expense included in Entergy’s net income	$8.1	$7.4
Tax benefit recognized in Entergy’s net income	$3.1	$2.9
Compensation cost capitalized as part of fixed assets and inventory	$1.5	$1.1

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the first quarters of 2015 and 2014, included the following components:

	2015	2014
	(In Thousands)
Service cost - benefits earned during the period	$43,762	$35,109
Interest cost on projected benefit obligation	75,694	72,519
Expected return on assets	(98,655)	(90,366)
Amortization of prior service cost	390	400
Amortization of loss	58,981	36,274
Special termination benefit	76	—
Net pension costs	$80,248	$53,936

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the first quarters of 2015 and 2014, included the following components:

2015	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,661	$3,821	$4,778	$1,982	$849	$1,645	$1,957
Interest cost on projected
benefit obligation	15,471	7,428	9,939	4,502	2,108	4,354	3,493
Expected return on assets	(20,026)	(10,160)	(12,541)	(6,105)	(2,725)	(6,222)	(4,568)
Amortization of loss	13,564	5,775	9,176	3,724	2,013	3,238	3,264
Net pension cost	$15,670	$6,864	$11,352	$4,103	$2,245	$3,015	$4,146

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,023	$2,881	$3,546	$1,523	$666	$1,285	$1,446
Interest cost on projected
benefit obligation	14,884	7,278	9,467	4,318	2,041	4,437	3,390
Expected return on assets	(18,305)	(9,488)	(11,449)	(5,698)	(2,505)	(5,931)	(4,155)
Amortization of loss	8,989	3,981	6,131	2,354	1,449	2,339	2,375
Net pension cost	$10,591	$4,652	$7,695	$2,497	$1,651	$2,130	$3,056

Non-Qualified Net Pension Cost

Entergy recognized $4.5 million and $10 million in pension cost for its non-qualified pension plans in the first quarters of 2015 and 2014, respectively. Reflected in the pension cost for non-qualified pension plans in the first quarter of 2014 is a $5.5 million settlement charge related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the first quarters of 2015 and 2014:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost first quarter 2015	$113	$65	$3	$59	$16	$149
Non-qualified pension cost first quarter 2014	$161	$33	$1	$48	$23	$125

Reflected in Entergy Arkansas’s and Entergy Texas’s non-qualified pension costs in the first quarter of 2014 are $51 thousand and $6 thousand, respectively, in settlement charges related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the first quarters of 2015 and 2014, included the following components:

	2015	2014
	(In Thousands)
Service cost - benefits earned during the period	$11,326	$10,873
Interest cost on accumulated postretirement benefit obligation (APBO)	17,984	17,960
Expected return on assets	(11,344)	(11,197)
Amortization of prior service credit	(9,320)	(7,898)
Amortization of loss	7,893	2,786
Net other postretirement benefit cost	$16,539	$12,524

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the first quarters of 2015 and 2014, included the following components:

2015	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,739	$1,247	$1,227	$507	$205	$500	$470
Interest cost on APBO	3,130	2,062	2,016	859	652	1,342	628
Expected return on assets	(4,798)	—	—	(1,542)	(1,201)	(2,588)	(911)
Amortization of prior service
credit	(610)	(1,022)	(845)	(229)	(177)	(681)	(366)
Amortization of loss	1,339	977	803	215	118	685	300
Net other postretirement
benefit cost	$800	$3,264	$3,201	($190)	($403)	($742)	$121

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,489	$1,224	$1,130	$475	$217	$595	$515
Interest cost on APBO	3,065	2,095	2,066	914	701	1,413	653
Expected return on assets	(4,784)	—	—	(1,443)	(1,119)	(2,590)	(932)
Amortization of prior service
credit	(610)	(559)	(844)	(229)	(177)	(325)	(206)
Amortization of loss	317	303	378	37	14	200	111
Net other postretirement
benefit cost	($523)	$3,063	$2,730	($246)	($364)	($707)	$141

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the first quarters of 2015 and 2014:

2015	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($389)	$6,482	($107)	$5,986
Amortization of loss	(12,627)	(4,409)	(552)	(17,588)
	($13,016)	$2,073	($659)	($11,602)
Entergy Gulf States Louisiana
Amortization of prior service credit	$—	$1,022	$—	$1,022
Amortization of loss	(751)	(977)	(5)	(1,733)
	($751)	$45	($5)	($711)
Entergy Louisiana
Amortization of prior service credit	$—	$845	$—	$845
Amortization of loss	—	(802)	—	(802)
	$—	$43	$—	$43

2014	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($389)	$5,571	($104)	$5,078
Amortization of loss	(6,734)	(1,673)	(574)	(8,981)
Settlement loss	—	—	(1,162)	(1,162)
	($7,123)	$3,898	($1,840)	($5,065)
Entergy Gulf States Louisiana
Amortization of prior service credit	$—	$559	$—	$559
Amortization of loss	(478)	(303)	(1)	(782)
	($478)	$256	($1)	($223)
Entergy Louisiana
Amortization of prior service credit	$—	$844	$—	$844
Amortization of loss	—	(378)	—	(378)
	$—	$466	$—	$466

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $396 million to its qualified pension plans in 2015.  As of March 31, 2015, Entergy had contributed $78.5 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2015:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2015 pension contributions	$92,458	$32,471	$56,986	$22,473	$10,918	$17,167	$20,796
Pension contributions made through March 2015	$19,093	$5,959	$11,073	$4,385	$2,101	$3,279	$4,272
Remaining estimated pension contributions to be made in 2015	$73,365	$26,512	$45,913	$18,088	$8,817	$13,888	$16,524

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of March 31, 2015 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the three months ended March 31, 2015 and 2014 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2015
Operating revenues	$2,277,510	$642,590	$—	($10)	$2,920,090
Income taxes	$91,251	$70,190	($10,970)	$—	$150,471
Consolidated net income (loss)	$227,750	$123,432	($16,354)	($31,899)	$302,929
2014
Operating revenues	$2,304,704	$912,122	$761	($8,744)	$3,208,843
Income taxes	$115,064	$118,877	($16,975)	$—	$216,966
Consolidated net income (loss)	$205,440	$242,470	($15,462)	($26,395)	$406,053

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at March 31, 2015 is approximately 3 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 87% for the remainder of 2015, of which approximately 63% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2015 is 27 TWh.

Entergy may use standardized master netting agreements to help mitigate the credit risk of derivative instruments. These master agreements facilitate the netting of cash flows associated with a single counterparty and may include collateral requirements. Cash, letters of credit, and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds an established threshold. The threshold represents an unsecured credit limit, which may be supported by a parental/affiliate guaranty, as determined in accordance with Entergy’s credit policy. In addition, collateral agreements allow for termination and liquidity of all positions in the event of a failure or inability to post collateral.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of March 31, 2015, derivative contracts with two counterparties were in a liability position (approximately $14 million total). In addition to the corporate guarantee, $1 million in cash collateral was required to be posted. As of March 31, 2014, derivative contracts with nine counterparties were in a liability position (approximately $98 million total) and, in addition to the corporate guarantee, $64 million in cash collateral was required to be posted. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of March 31, 2015 is 44,080,000 MMBtu for Entergy, 16,610,000 MMBtu for Entergy Gulf States Louisiana, 20,190,000 MMBtu for Entergy Louisiana, and 7,280,000 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

During the second quarter 2014, Entergy participated in the annual FTR auction process for the MISO planning year of June 1, 2014 through May 31, 2015. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of March 31, 2015 is 18,332 GWh for Entergy, including 4,010 GWh for Entergy Arkansas, 4,060 GWh for Entergy Gulf States Louisiana, 4,358 GWh for Entergy Louisiana, 2,031 GWh for Entergy Mississippi, 1,478 GWh for Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

New Orleans, and 2,276 GWh for Entergy Texas. Credit support for FTRs held by the Utility operating companies is covered by cash or letters of credit issued by each Utility operating company as required by MISO. Credit support for FTRs held by Entergy Wholesale Commodities is covered by cash. As of March 31, 2015, letters of credit posted with MISO covered the FTR exposure for Entergy Texas. No cash collateral was required to be posted for FTR exposure for the Utility operating companies or Entergy Wholesale Commodities.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2015 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$118	($47)	$71	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$39	($8)	$31	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$13	($13)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$8	($8)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$67	($10)	$57	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities
FTRs	Prepayments and other	$15	$—	$15	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$57	($43)	$14	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$21	$—	$21	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2014 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$149	($53)	$96	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$48	$—	$48	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$24	($24)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$97	($25)	$72	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$9	($8)	$1	Entergy Wholesale Commodities
FTRs	Prepayments and other	$50	($3)	$47	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$57	($55)	$2	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$8	($8)	$—	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$20	$—	$20	Utility

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets

(d)	Excludes cash collateral in the amounts of $1 million posted as of March 31, 2015 and $25 million held as of December 31, 2014, respectively

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended March 31, 2015 and 2014 are as follows:

Instrument	Amount of loss recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2015
Electricity swaps and options	($32)	Competitive businesses operating revenues	$14

2014
Electricity swaps and options	($174)	Competitive businesses operating revenues	($195)

(a)    Before taxes (benefit) of $5 million and ($68) million, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended March 31, 2015 and 2014 was ($1) million and $1 million, respectively.

Based on market prices as of March 31, 2015, unrealized gains (losses) recorded in AOCI on cash flow hedges relating to power sales totaled $111 million of net unrealized gains (losses).  Approximately $88 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended March 31, 2015 and 2014 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2015
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($19)
FTRs	—	Purchased power expense	(b)	$33
Electricity swaps and options de-designated as hedged items	$4	Competitive business operating revenues		($34)

2014
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$17
FTRs	—	Purchased power expense	(b)	$46
Electricity swaps and options de-designated as hedged items	$22	Competitive business operating revenues		$21

(a)
Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

(b)
Due to regulatory treatment, the changes in the estimated fair value of FTRs for the Utility operating companies are recorded through purchased power expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the FTRs for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of March 31, 2015 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$0.6	Entergy Arkansas
FTRs	Prepayments and other	$5.0	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$3.8	Entergy Louisiana
FTRs	Prepayments and other	$0.9	Entergy Mississippi
FTRs	Prepayments and other	$1.4	Entergy New Orleans
FTRs	Prepayments and other	$3.4	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$7.8	Entergy Gulf States Louisiana
Natural gas swaps	Other current liabilities	$9.7	Entergy Louisiana
Natural gas swaps	Other current liabilities	$3.4	Entergy Mississippi

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2014 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$0.7	Entergy Arkansas
FTRs	Prepayments and other	$14.4	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$11.1	Entergy Louisiana
FTRs	Prepayments and other	$3.4	Entergy Mississippi
FTRs	Prepayments and other	$4.1	Entergy New Orleans
FTRs	Prepayments and other	$12.3	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$8.2	Entergy Gulf States Louisiana
Natural gas swaps	Other current liabilities	$7.6	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.8	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.9	Entergy New Orleans

(a)	No cash collateral was required to be posted as of March 31, 2015 and December 31, 2014, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended March 31, 2015 and 2014 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement	Registrant
		(In Millions)
2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.9)	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($8.1)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.0)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	Entergy New Orleans

FTRs	Purchased power expense	$15.1	Entergy Arkansas
FTRs	Purchased power expense	$7.4	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$7.1	Entergy Louisiana
FTRs	Purchased power expense	$3.3	Entergy Mississippi
FTRs	Purchased power expense	$1.6	Entergy New Orleans
FTRs	Purchased power expense	($1.4)	Entergy Texas

2014
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$6.8	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$8.0	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$1.6	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.7	Entergy New Orleans

FTRs	Purchased power expense	$5.1	Entergy Arkansas
FTRs	Purchased power expense	$9.1	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$8.0	Entergy Louisiana
FTRs	Purchased power expense	$7.8	Entergy Mississippi
FTRs	Purchased power expense	$2.9	Entergy New Orleans
FTRs	Purchased power expense	$12.8	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Accounting standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy establishes the highest priority for unadjusted market quotes in an active market for the identical asset or liability and the lowest priority for unobservable inputs.  The three levels of the fair value hierarchy are:

•
Level 1 - Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of individually owned common stocks, cash equivalents (temporary cash investments, securitization recovery trust account, and escrow accounts), debt instruments, and gas hedge contracts.  Cash equivalents includes all unrestricted highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

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

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group and the Entergy Wholesale Commodities Accounting Policy and External Reporting group.  The primary functions of the Entergy Wholesale Commodities Risk Control group include: gathering, validating and reporting market data, providing market risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market risks, and implementing and maintaining controls around changes to market data in the energy trading and risk management system.  The Risk Control group is also

Entergy Corporation and Subsidiaries
Notes to Financial Statements

responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The Entergy Wholesale Commodities Accounting Policy and External Reporting group performs functions related to market and counterparty settlements, revenue reporting and analysis and financial accounting. The Entergy Wholesale Commodities Risk Control group reports to the Vice President and Treasurer while the Entergy Wholesale Commodities Accounting Policy and External Reporting group reports to the Vice President, Accounting Policy and External Reporting.

The amounts reflected as the fair value of electricity swaps are based on the estimated amount that the contracts are in-the-money at the balance sheet date (treated as an asset) or out-of-the-money at the balance sheet date (treated as a liability) and would equal the estimated amount receivable to or payable by Entergy if the contracts were settled at that date.  These derivative contracts include cash flow hedges that swap fixed for floating cash flows for sales of the output from the Entergy Wholesale Commodities business.  The fair values are based on the mark-to-market comparison between the fixed contract prices and the floating prices determined each period from quoted forward power market prices.  The differences between the fixed price in the swap contract and these market-related prices multiplied by the volume specified in the contract and discounted at the counterparties’ credit adjusted risk free rate are recorded as derivative contract assets or liabilities.  For contracts that have unit contingent terms, a further discount is applied based on the historical relationship between contract and market prices for similar contract terms.

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

On a daily basis, Entergy Wholesale Commodities Risk Control group calculates the mark-to-market for electricity swaps and options.  Entergy Wholesale Commodities Risk Control group also validates forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available, and uses multiple sources of market implied volatilities.  Moreover, on at least a monthly basis, the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit and liquidity effects are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

The values of FTRs are based on unobservable inputs, including estimates of future congestion costs in MISO between applicable generation and load pricing nodes based on prices published by MISO.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group for the unregulated business and by the System Planning and Operations Risk Control group for the Utility operating companies.  Entergy’s Accounting Policy group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The System Planning and Operations Risk Control group reports to the Vice President and Treasurer.  The Accounting Policy group reports to the Vice President, Accounting Policy and External Reporting.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2015	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,113	$—		$—	$1,113
Decommissioning trust funds (a):
Equity securities	485	2,842	(b)	—	3,327
Debt securities	877	1,249		—	2,126
Power contracts	—	—		159	159
Securitization recovery trust account	45	—		—	45
Escrow accounts	364	—		—	364
FTRs	—	—		15	15
	$2,884	$4,091		$174	$7,149
Liabilities:
Power contracts	$—	$—		$14	$14
Gas hedge contracts	21	—		—	21
	$21	$—		$14	$35

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,291	$—		$—	$1,291
Decommissioning trust funds (a):
Equity securities	452	2,834	(b)	—	3,286
Debt securities	880	1,205		—	2,085
Power contracts	—	—		217	217
Securitization recovery trust account	44	—		—	44
Escrow accounts	362	—		—	362
FTRs	—	—		47	47
	$3,029	$4,039		$264	$7,332
Liabilities:
Power contracts	$—	$—		$2	$2
Gas hedge contracts	20	—		—	20
	$20	$—		$2	$22

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are held to approximate the returns of major market indices.  Fixed income investments are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

(b)	Commingled equity funds may be redeemed bi-monthly.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2015 and 2014:

	2015		2014
	Power Contracts	FTRs	Power Contracts	FTRs
	(In Millions)
Balance as of January 1,	$215	$47	($133)	$34
Realized gains (losses) included in earnings	52	—	5	—
Unrealized gains (losses) included in earnings	(87)	—	16	—
Unrealized gains (losses) included in OCI	(26)	—	(162)	—
Unrealized gains (losses) included as a regulatory liability/asset	—	1	—	37
Purchases	10	—	5	—
Settlements	(19)	(33)	183	(46)
Balance as of March 31,	$145	$15	($86)	$25

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of March 31, 2015:

Transaction Type	Fair Value as of March 31, 2015	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Electricity swaps	$109	Unit contingent discount	+/-	3%	$7
Electricity options	$36	Implied volatility	+/-	65%	$32

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2015	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$112.3	$—		$—	$112.3
Decommissioning trust funds (a):
Equity securities	12.4	474.1	(b)	—	486.5
Debt securities	93.8	202.8		—	296.6
Securitization recovery trust account	8.1	—		—	8.1
Escrow accounts	12.2	—		—	12.2
FTRs	—	—		0.6	0.6
	$238.8	$676.9		$0.6	$916.3

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$208.0	$—		$—	$208.0
Decommissioning trust funds (a):
Equity securities	7.2	480.1	(b)	—	487.3
Debt securities	72.2	210.4		—	282.6
Securitization recovery trust account	4.1	—		—	4.1
Escrow accounts	12.2	—		—	12.2
FTRs	—	—		0.7	0.7
	$303.7	$690.5		$0.7	$994.9

Entergy Gulf States Louisiana

2015	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$114.8	$—		$—	$114.8
Decommissioning trust funds (a):
Equity securities	15.9	391.4	(b)	—	407.3
Debt securities	81.0	160.4		—	241.4
Escrow accounts	90.1	—		—	90.1
FTRs	—	—		5.0	5.0
	$301.8	$551.8		$5.0	$858.6

Liabilities:
Gas hedge contracts	$7.8	$—		$—	$7.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$109.6	$—		$—	$109.6
Decommissioning trust funds (a):
Equity securities	10.5	385.4	(b)	—	395.9
Debt securities	81.9	159.9		—	241.8
Escrow accounts	90.1	—		—	90.1
FTRs	—	—		14.4	14.4
	$292.1	$545.3		$14.4	$851.8

Liabilities:
Gas hedge contracts	$8.2	$—		$—	$8.2

Entergy Louisiana

2015	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$167.5	$—		$—	$167.5
Decommissioning trust funds (a):
Equity securities	6.5	238.8	(b)	—	245.3
Debt securities	69.5	77.0		—	146.5
Escrow accounts	200.1	—		—	200.1
Securitization recovery trust account	8.5	—		—	8.5
FTRs	—	—		3.8	3.8
	$452.1	$315.8		$3.8	$771.7

Liabilities:
Gas hedge contracts	$9.7	$—		$—	$9.7

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$157.1	$—		$—	$157.1
Decommissioning trust funds (a):
Equity securities	4.8	234.8	(b)	—	239.6
Debt securities	68.7	75.3		—	144.0
Escrow accounts	200.1	—		—	200.1
Securitization recovery trust account	3.1	—		—	3.1
FTRs	—	—		11.1	11.1
	$433.8	$310.1		$11.1	$755.0

Liabilities:
Gas hedge contracts	$7.6	$—		$—	$7.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$77.6	$—	$—	$77.6
Escrow accounts	41.8	—	—	41.8
FTRs	—	—	0.9	0.9
	$119.4	$—	$0.9	$120.3

Liabilities:
Gas hedge contracts	$3.4	$—	$—	$3.4

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$60.4	$—	$—	$60.4
Escrow accounts	41.8	—	—	41.8
FTRs	—	—	3.4	3.4
	$102.2	$—	$3.4	$105.6

Liabilities:
Gas hedge contracts	$2.8	$—	$—	$2.8

Entergy New Orleans

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$21.0	$—	$—	$21.0
Escrow accounts	19.8	—	—	19.8
FTRs	—	—	1.4	1.4
	$40.8	$—	$1.4	$42.2

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$41.4	$—	$—	$41.4
Escrow accounts	18.0	—	—	18.0
FTRs	—	—	4.1	4.1
	$59.4	$—	$4.1	$63.5

Liabilities:
Gas hedge contracts	$0.9	$—	$—	$0.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$13.6	$—	$—	$13.6
Securitization recovery trust account	28.1	—	—	28.1
FTRs	—	—	3.4	3.4
	$41.7	$—	$3.4	$45.1

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.7	$—	$—	$28.7
Securitization recovery trust account	37.2	—	—	37.2
FTRs	—	—	12.3	12.3
	$65.9	$—	$12.3	$78.2

System Energy

2015	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$171.5	$—		$—	$171.5
Decommissioning trust funds (a):
Equity securities	2.1	429.8	(b)	—	431.9
Debt securities	200.7	63.6		—	264.3
	$374.3	$493.4		$—	$867.7

2014	Level 1	Level 2		Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$222.4	$—		$—	$222.4
Decommissioning trust funds (a):
Equity securities	2.0	422.5	(b)	—	424.5
Debt securities	194.2	61.1		—	255.3
	$418.6	$483.6		$—	$902.2

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are held to approximate the returns of major market indices.  Fixed income investments are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

(b)	Commingled equity funds may be redeemed bi-monthly.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2015.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$0.7	$14.4	$11.1	$3.4	$4.1	$12.3
Unrealized gains (losses) included as a regulatory liability/asset	15.0	(2.0)	(0.2)	0.8	(1.1)	(10.3)
Settlements	(15.1)	(7.4)	(7.1)	(3.3)	(1.6)	1.4
Balance as of March 31,	$0.6	$5.0	$3.8	$0.9	$1.4	$3.4

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

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Gulf States Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available-for-sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The securities held as of March 31, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$3,327	$1,525	$1
Debt Securities	2,126	88	4
Total	$5,453	$1,613	$5

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$3,286	$1,513	$1
Debt Securities	2,085	76	6
Total	$5,371	$1,589	$7

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $400 million and $396 million as of March 31, 2015 and December 31, 2014, respectively.  The amortized cost of debt securities was $2,054 million as of March 31, 2015 and $2,019 million as of December 31, 2014.  As of March 31, 2015, the debt securities have an average coupon rate of approximately 3.33%, an average duration of approximately 5.7 years, and an average maturity of approximately 8.75 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$13	$1	$213	$2
More than 12 months	—	—	80	2
Total	$13	$1	$293	$4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$9	$1	$277	$2
More than 12 months	—	—	163	4
Total	$9	$1	$440	$6

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$70	$94
1 year - 5 years	801	783
5 years - 10 years	692	681
10 years - 15 years	176	173
15 years - 20 years	71	79
20 years+	316	275
Total	$2,126	$2,085

During the three months ended March 31, 2015 and 2014, proceeds from the dispositions of securities amounted to $493 million and $537 million, respectively.  During the three months ended March 31, 2015 and 2014, gross gains of $26 million and $6 million, respectively, and gross losses of $2 million and $2 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$486.5	$249.7	$—
Debt Securities	296.6	8.2	0.6
Total	$783.1	$257.9	$0.6

2014
Equity Securities	$487.3	$248.9	$—
Debt Securities	282.6	6.2	1.1
Total	$769.9	$255.1	$1.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The amortized cost of debt securities was $290 million as of March 31, 2015 and $277.4 million as of December 31, 2014.  As of March 31, 2015, the debt securities have an average coupon rate of approximately 2.43%, an average duration of approximately 4.9 years, and an average maturity of approximately 5.64 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.0	$—	$29.6	$0.3
More than 12 months	—	—	19.6	0.3
Total	$1.0	$—	$49.2	$0.6

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$56.5	$0.3
More than 12 months	—	—	34.8	0.8
Total	$0.1	$—	$91.3	$1.1

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$16.7	$14.9
1 year - 5 years	128.0	127.3
5 years - 10 years	136.0	128.2
10 years - 15 years	3.1	1.7
15 years - 20 years	1.0	1.0
20 years+	11.8	9.5
Total	$296.6	$282.6

During the three months ended March 31, 2015 and 2014, proceeds from the dispositions of securities amounted to $81.9 million and $45.3 million, respectively.  During the three months ended March 31, 2015 and 2014, gross gains of $5.1 million and $0.1 million, respectively, and gross losses of $1.3 thousand and $0.2 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$407.3	$180.6	$—
Debt Securities	241.4	11.9	0.2
Total	$648.7	$192.5	$0.2

2014
Equity Securities	$395.9	$177.6	$—
Debt Securities	241.8	11.9	0.3
Total	$637.7	$189.5	$0.3

The amortized cost of debt securities was $232.8 million as of March 31, 2015 and $231.5 million as of December 31, 2014.  As of March 31, 2015, the debt securities have an average coupon rate of approximately 4.40%, an average duration of approximately 5.72 years, and an average maturity of approximately 11.1 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.7	$—	$18.1	$0.2
More than 12 months	—	—	2.1	—
Total	$1.7	$—	$20.2	$0.2

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$14.0	$0.1
More than 12 months	—	—	15.0	0.2
Total	$0.1	$—	$29.0	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$7.2	$6.4
1 year - 5 years	62.1	59.8
5 years - 10 years	63.1	68.3
10 years - 15 years	43.2	43.6
15 years - 20 years	14.0	14.8
20 years+	51.8	48.9
Total	$241.4	$241.8

During the three months ended March 31, 2015 and 2014, proceeds from the dispositions of securities amounted to $21.7 million and $30.3 million, respectively.  During the three months ended March 31, 2015 and 2014, gross gains of $1.3 million and $0.2 million, respectively, and gross losses of $0.7 thousand and $0.2 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$245.3	$119.1	$—
Debt Securities	146.5	8.2	0.2
Total	$391.8	$127.3	$0.2

2014
Equity Securities	$239.6	$116.7	$—
Debt Securities	144.0	6.9	0.4
Total	$383.6	$123.6	$0.4

The amortized cost of debt securities was $138.5 million as of March 31, 2015 and $137.9 million as of December 31, 2014.  As of March 31, 2015, the debt securities have an average coupon rate of approximately 2.96%, an average duration of approximately 5.31 years, and an average maturity of approximately 8.21 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.6	$—	$10.5	$0.1
More than 12 months	—	—	4.2	0.1
Total	$0.6	$—	$14.7	$0.2

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$19.1	$0.1
More than 12 months	—	—	12.1	0.3
Total	$0.1	$—	$31.2	$0.4

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$4.3	$5.6
1 year - 5 years	60.2	58.2
5 years - 10 years	45.1	44.2
10 years - 15 years	7.5	7.3
15 years - 20 years	10.0	9.4
20 years+	19.4	19.3
Total	$146.5	$144.0

During the three months ended March 31, 2015 and 2014, proceeds from the dispositions of securities amounted to $3.9 million and $18.1 million, respectively.  During the three months ended March 31, 2015 and 2014, gross gains of $16.8 thousand and $0.2 million, respectively, and gross losses of $4.9 thousand and $3.9 thousand, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$431.9	$192.3	$—
Debt Securities	264.3	8.1	0.1
Total	$696.2	$200.4	$0.1

2014
Equity Securities	$424.5	$188.0	$—
Debt Securities	255.3	5.9	0.3
Total	$679.8	$193.9	$0.3

The amortized cost of debt securities was $256.6 million as of March 31, 2015 and $251 million as of December 31, 2014.  As of March 31, 2015, the debt securities have an average coupon rate of approximately 2.25%, an average duration of approximately 4.54 years, and an average maturity of approximately 6.12 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.0	$—	$20.5	$—
More than 12 months	—	—	2.6	0.1
Total	$1.0	$—	$23.1	$0.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$51.6	$0.2
More than 12 months	—	—	6.5	0.1
Total	$0.1	$—	$58.1	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$12.9	$33.5
1 year - 5 years	163.8	139.7
5 years - 10 years	54.5	53.5
10 years - 15 years	3.8	3.4
15 years - 20 years	1.7	3.2
20 years+	27.6	22.0
Total	$264.3	$255.3

During the three months ended March 31, 2015 and 2014, proceeds from the dispositions of securities amounted to $78.4 million and $130.3 million, respectively.  During the three months ended March 31, 2015 and 2014, gross gains of $0.4 million and $1.0 million, respectively, and gross losses of $0.1 million and $0.3 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2015 and 2014.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three months ended March 31, 2015 and 2014, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Litigation”, “Income Tax Audits”, and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy. Following is an update to that disclosure.

The IRS finalized tax and interest computations from the 2006-2007 audit in the first quarter 2015 that resulted in a reduction in Entergy's income tax expense of approximately $20 million, including decreases in income tax expense of approximately $4 million for Entergy Arkansas, $5 million for Entergy Gulf States Louisiana, $6 million for Entergy Louisiana, and $1 million for System Energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2015 are $147 million for Entergy, $31.5 million for Entergy Arkansas, $26.9 million for Entergy Gulf States Louisiana, $17 million for Entergy Louisiana, $8.3 million for Entergy Mississippi, $0.1 million for Entergy New Orleans, $9.1 million for Entergy Texas, and $10.3 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2014 are $209 million for Entergy, $37.3 million for Entergy Arkansas, $23.4 million for Entergy Gulf States Louisiana, $48 million for Entergy Louisiana, $7.8 million for Entergy Mississippi, $0.9 million for Entergy New Orleans, $24.1 million for Entergy Texas, and $7.7 million for System Energy.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of variable interest entities.  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facilities and commercial paper borrowings and long-term debt.

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements in the Form 10-K. Entergy Louisiana made payments on its lease, including interest, of $21 million and $22.7 million in the three months ended March 31, 2015 and 2014, respectively. System Energy made payments on its lease, including interest, of $37.6 million and $51.6 million in the three months ended March 31, 2015 and 2014, respectively.

__________________________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy, the accompanying unaudited financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  Entergy’s business is subject to seasonal fluctuations, however, with peak periods occurring typically during the first and third quarters.  The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2015, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $10.5 million primarily due to higher other operation and maintenance expenses, higher taxes other than income taxes, higher nuclear refueling outage expenses, higher interest expense, and higher depreciation and amortization expenses, partially offset by higher other income, a lower effective income tax rate, and higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the first quarter 2015 to the first quarter 2014:

Amount
(In Millions)
2014 net revenue	$304.4
Retail electric price	7.4
Asset retirement obligation	(4.9)
Other	0.5
2015 net revenue	$307.4

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2014. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory debit or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the first quarter 2015 compared to the first quarter 2014 is primarily caused by a decrease in the regulatory credits because of higher realized gains on the decommissioning trust fund investments.

Other Income Statement Variances

Nuclear refueling outage expenses increased primarily due to higher costs associated with the most recent outage as compared to the previous outages.

Other operation and maintenance expenses increased primarily due to:

•
an increase of $10.3 million in energy efficiency costs, including the effects of true-ups to the energy efficiency filings. Energy efficiency costs are recovered through the energy efficiency rider and have a minimal effect on net income;

•	an increase of $5.2 million in fossil-fueled generation expenses due to an overall higher scope of work done during plant outages as compared to the prior year; and

•	an increase of $3.1 million in nuclear generation expenses primarily due to higher contract labor costs.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to an increase in payroll taxes and an increase in local franchise taxes resulting from higher residential and commercial revenues in 2015 as compared to 2014. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to higher realized gains in the first quarter 2015 compared to the first quarter 2014 on the decommissioning trust fund investments. There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Interest expense increased primarily due to the issuance of $250 million of 4.95% Series first mortgage bonds in December 2014 and the issuance of $375 million of 3.7% Series first mortgage bonds in March 2014. The increase was partially offset by the repayment of $115 million of 5.0% Series first mortgage bonds in April 2014.

Income Taxes

The effective income tax rate was 27.3% for the first quarter 2015. The difference in the effective income tax rate for the first quarter 2015 versus the federal statutory rate of 35% was primarily due to the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS and book and tax differences related to the allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items and state income taxes. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 audit.

The effective income tax rate was 42.8% for the first quarter 2014. The difference in the effective income tax rate for the first quarter 2014 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items.

ANO Damage, Outage, and NRC Reviews

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

As discussed in the Form 10-K, in January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.” In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column will require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. The additional NRC inspection activities at the site are expected to increase ANO’s operating costs. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur NRC inspection costs of approximately $35 million in 2015 and approximately $15 million in 2016.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$218,505	$127,022

Cash flow provided by (used in):
Operating activities	68,919	80,524
Investing activities	(138,537)	(169,864)
Financing activities	(29,397)	182,835
Net increase (decrease) in cash and cash equivalents	(99,015)	93,495

Cash and cash equivalents at end of period	$119,490	$220,517

Operating Activities

Net cash flow provided by operating activities decreased $11.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to:

•	an increase of $18.9 million in spending on nuclear refueling outages in 2015 as compared to the same period in 2014;

•
an increase of $16 million in income tax payments. Entergy Arkansas made income tax payments of $17.6 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments made in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit;

•
$8.8 million in insurance proceeds received in the first quarter 2014 for property damages related to the generator stator incident at ANO. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident; and

•
an increase of $5.4 million in pension contributions in 2015. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by:

•
an increase in the recovery of fuel and purchased power costs including System Agreement bandwidth remedy collections from customers of $13.2 million received in the first quarter 2015 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings; and

•	a decrease of $4.2 million in interest paid in 2015 as compared to the same period in the prior year.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $31.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	a decrease in distribution construction expenditures primarily due to storm restoration spending in 2014; and

•	money pool activity.

The decrease was partially offset by:

•	an increase in nuclear construction expenditures due to compliance with NRC post-Fukushima requirements and a higher scope of work on various nuclear projects in 2015; and

•
$24.2 million in insurance proceeds received in the first quarter 2014 for property damages related to the generator stator incident at ANO. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident .

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $13 million for the three months ended March 31, 2015 compared to increasing by $29.9 million for the three months ended March 31, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Arkansas’s financing activities used $29.4 million of cash for the three months ended March 31, 2015 compared to providing $182.8 million of cash for the three months ended March 31, 2014 primarily due to the following activity:

•	the issuance of $375 million of 3.7% Series first mortgage bonds in March 2014;

•
net repayments of $28.5 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in the first quarter 2015 compared to net borrowings of $62.5 million in the first quarter 2014; and

•	the repayment, prior to maturity, of a $250 million term loan in March 2014.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2015	December 31, 2014
Debt to capital	57.9%	58.4%
Effect of excluding the securitization bonds	(0.7%)	(0.7%)
Debt to capital, excluding securitization bonds (a)	57.2%	57.7%
Effect of subtracting cash	(1.2%)	(2.2%)
Net debt to net capital, excluding securitization bonds (a)	56.0%	55.5%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. Following are additional updates to the information provided in the Form 10-K.

Entergy Arkansas’s receivables from the money pool were as follows:

March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013
(In Thousands)
$15,219	$2,218	$47,407	$17,531

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in March 2019. In April 2015, Entergy Arkansas renewed its $20 million credit facility through April 2016. The $150 million credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2015, there were no cash borrowings and no letters of credit outstanding under the credit facilities.  In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2015, a $2 million letter of credit was outstanding under Entergy Arkansas’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  As of March 31, 2015, $19.5 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Arkansas nuclear fuel company variable interest entity.  See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

Union Power Station Purchase Agreement

As discussed in the Form 10-K, in December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station. The purchase of the Union Power Station is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act).  In December 2014, Entergy Texas filed its application with the PUCT seeking one of the two necessary PUCT approvals of the acquisition.  In April 2015 the Office of Public Utility Counsel filed testimony recommending that the Union Power Station transaction be determined not to be consistent with the public interest, and Texas Industrial Energy Consumers filed testimony concluding that serious concerns exist as to whether Entergy Texas needs the capacity of Union Power Station and whether Union Power Station is the most economical alternative. Also in April 2015, East

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Texas Electric Cooperative filed testimony raising certain transmission-related issues with respect to the proposed acquisition. In May 2015, PUCT staff filed testimony concluding that Entergy Texas had not adequately supported its demonstration of need for the facility or the extent of its due diligence in considering alternatives to the acquisition of Union Power Station. The PUCT staff further concluded that (i) Entergy Texas’ financial condition would remain adequate should it acquire the facility regardless of whether it was also allowed to recover its requested acquisition adjustment and (ii) Entergy Texas had not provided sufficient information for PUCT staff to determine the reasonable value of the facility. The PUCT has indicated that it will convene the hearing on the merits of the initial requested approval in June 2015.  Entergy Texas intends to file a rate application to seek cost recovery in the second quarter of 2015.  In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC and Entergy Arkansas filed its application with the APSC, each for approval of the acquisition and cost recovery.  The LPSC established a procedural schedule providing for a hearing on the merits in August 2015. The APSC established a procedural schedule providing for a hearing on the merits in September 2015. In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the HSR Act with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP, which will have the effect of extending the DOJ review period. In March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Closing is targeted to occur in late-2015.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following is an update to that discussion.

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notifies the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requests a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requests a 10.2% return on common equity.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
	(In Thousands)
OPERATING REVENUES
Electric	$511,253	$514,981

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	104,872	92,153
Purchased power	99,814	118,848
Nuclear refueling outage expenses	12,063	8,677
Other operation and maintenance	160,545	138,545
Decommissioning	12,304	11,186
Taxes other than income taxes	25,704	21,908
Depreciation and amortization	60,102	57,721
Other regulatory credits - net	(807)	(417)
TOTAL	474,597	448,621

OPERATING INCOME	36,656	66,360

OTHER INCOME
Allowance for equity funds used during construction	2,374	1,753
Interest and investment income	10,952	4,017
Miscellaneous - net	(167)	(364)
TOTAL	13,159	5,406

INTEREST EXPENSE
Interest expense	26,487	22,833
Allowance for borrowed funds used during construction	(1,231)	(638)
TOTAL	25,256	22,195

INCOME BEFORE INCOME TAXES	24,559	49,571

Income taxes	6,694	21,201

NET INCOME	17,865	28,370

Preferred dividend requirements	1,718	1,718

EARNINGS APPLICABLE TO COMMON STOCK	$16,147	$26,652

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$17,865	$28,370
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	97,294	95,346
Deferred income taxes, investment tax credits, and non-current taxes accrued	17,847	59,118
Changes in assets and liabilities:
Receivables	(8,086)	(2,984)
Fuel inventory	(8,232)	9,648
Accounts payable	(24,651)	(24,908)
Prepaid taxes and taxes accrued	(18,923)	(23,229)
Interest accrued	4,338	(3,476)
Deferred fuel costs	14,933	(19,638)
Other working capital accounts	(27,858)	(55,519)
Provisions for estimated losses	46	(321)
Other regulatory assets	29,585	(17,558)
Pension and other postretirement liabilities	(19,074)	(16,342)
Other assets and liabilities	(6,165)	52,017
Net cash flow provided by operating activities	68,919	80,524

INVESTING ACTIVITIES
Construction expenditures	(128,399)	(140,439)
Allowance for equity funds used during construction	3,700	2,507
Nuclear fuel purchases	(21,392)	(95,644)
Proceeds from sale of nuclear fuel	28,296	76,808
Proceeds from nuclear decommissioning trust fund sales	81,852	45,317
Investment in nuclear decommissioning trust funds	(85,620)	(47,603)
Changes in money pool receivable - net	(13,001)	(29,876)
Changes in securitization account	(3,973)	(4,290)
Insurance proceeds	—	24,156
Other	—	(800)
Net cash flow used in investing activities	(138,537)	(169,864)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	372,063
Retirement of long-term debt	—	(250,003)
Changes in short-term borrowings - net	(28,462)	62,493
Dividends paid:
Preferred stock	(1,718)	(1,718)
Other	783	—
Net cash flow provided by (used in) financing activities	(29,397)	182,835

Net increase (decrease) in cash and cash equivalents	(99,015)	93,495
Cash and cash equivalents at beginning of period	218,505	127,022
Cash and cash equivalents at end of period	$119,490	$220,517

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$20,761	$24,977
Income taxes	$17,587	$1,620

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$7,153	$10,526
Temporary cash investments	112,337	207,979
Total cash and cash equivalents	119,490	218,505
Securitization recovery trust account	8,069	4,096
Accounts receivable:
Customer	128,873	97,314
Allowance for doubtful accounts	(32,312)	(32,247)
Associated companies	54,127	32,187
Other	97,213	110,269
Accrued unbilled revenues	61,413	80,704
Total accounts receivable	309,314	288,227
Accumulated deferred income taxes	28,054	21,533
Deferred fuel costs	127,742	143,279
Fuel inventory - at average cost	59,130	50,898
Materials and supplies - at average cost	170,295	162,792
Deferred nuclear refueling outage costs	53,382	29,690
Prepayments and other	8,969	9,588
TOTAL	884,445	928,608

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	783,113	769,883
Other	12,844	14,170
TOTAL	795,957	784,053

UTILITY PLANT
Electric	9,256,116	9,139,181
Property under capital lease	933	961
Construction work in progress	272,789	284,322
Nuclear fuel	264,240	293,695
TOTAL UTILITY PLANT	9,794,078	9,718,159
Less - accumulated depreciation and amortization	4,235,279	4,191,959
UTILITY PLANT - NET	5,558,799	5,526,200

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	63,503	64,214
Other regulatory assets (includes securitization property of $64,027 as of March 31, 2015 and $67,877 as of December 31, 2014)	1,362,402	1,391,276
Deferred fuel costs	66,504	65,900
Other	51,895	47,674
TOTAL	1,544,304	1,569,064

TOTAL ASSETS	$8,783,505	$8,807,925

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Short-term borrowings	$19,506	$47,968
Accounts payable:
Associated companies	42,648	56,078
Other	159,510	174,998
Customer deposits	115,976	115,647
Taxes accrued	5,317	24,240
Accumulated deferred income taxes	12,178	15,009
Interest accrued	24,588	20,250
Other	30,276	27,872
TOTAL	409,999	482,062

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,024,986	1,997,983
Accumulated deferred investment tax credits	37,407	37,708
Other regulatory liabilities	266,358	254,036
Decommissioning	830,655	818,351
Accumulated provisions	5,735	5,689
Pension and other postretirement liabilities	552,784	571,870
Long-term debt (includes securitization bonds of $76,165 as of March 31, 2015 and $76,164 as of December 31, 2014)	2,671,406	2,671,343
Other	27,441	28,296
TOTAL	6,416,772	6,385,276

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2015 and 2014	470	470
Paid-in capital	588,471	588,471
Retained earnings	1,251,443	1,235,296
TOTAL	1,840,384	1,824,237

TOTAL LIABILITIES AND EQUITY	$8,783,505	$8,807,925

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$470	$588,471	$1,130,777	$1,719,718

Net income	—	—	28,370	28,370
Preferred stock dividends	—	—	(1,718)	(1,718)

Balance at March 31, 2014	$470	$588,471	$1,157,429	$1,746,370

Balance at December 31, 2014	$470	$588,471	$1,235,296	$1,824,237

Net income	—	—	17,865	17,865
Preferred stock dividends	—	—	(1,718)	(1,718)

Balance at March 31, 2015	$470	$588,471	$1,251,443	$1,840,384

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

			Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$222	$206	$16	8
Commercial	111	102	9	9
Industrial	98	84	14	17
Governmental	4	4	—	—
Total retail	435	396	39	10
Sales for resale:
Associated companies	29	31	(2)	(6)
Non-associated companies	40	73	(33)	(45)
Other	7	15	(8)	(53)
Total	$511	$515	($4)	(1)

Billed Electric Energy Sales (GWh):
Residential	2,485	2,581	(96)	(4)
Commercial	1,415	1,433	(18)	(1)
Industrial	1,611	1,523	88	6
Governmental	56	57	(1)	(2)
Total retail	5,567	5,594	(27)	—
Sales for resale:
Associated companies	510	462	48	10
Non-associated companies	1,469	1,752	(283)	(16)
Total	7,546	7,808	(262)	(3)

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K.

As discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. In the proceedings with the LPSC, Entergy Louisiana and Entergy Gulf States Louisiana estimate that the business combination could produce up to $128 million in customer benefits including proposed guaranteed savings of $97 million in the first ten years.  In April 2015 the LPSC staff and intervenors filed testimony in the LPSC business combination proceeding. The testimony recommends an extensive set of conditions that would be required in order to recommend that the LPSC find that the business combination is in the public interest. The LPSC staff’s primary concern appears to be potential shifting in fuel costs between legacy Entergy Louisiana and Entergy Gulf States Louisiana customers. In May 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed rebuttal testimony. The hearing in the LPSC proceeding is scheduled to take place in June 2015. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the LPSC issue its decision regarding the business combination in August 2015.

Entergy Louisiana and Entergy Gulf States Louisiana filed applications with the FERC requesting authorization for the business combination and Entergy Louisiana and Entergy New Orleans filed applications with the FERC requesting authorization of the Algiers asset transfer. In April 2015 the FERC issued orders approving certain of those business combination and the Algiers asset transfer applications. Other FERC applications related to the business combination remain pending.

Results of Operations

Net Income

Net income increased $7.4 million primarily due to higher net revenue, higher other income, and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses and higher interest expense.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2015 to the first quarter 2014:

Amount
(In Millions)
2014 net revenue	$238.3
Net wholesale revenue	1.9
Retail electric price	1.1
Other	0.7
2015 net revenue	$242.0

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

The net wholesale revenue variance is primarily due to higher wholesale billings to affiliate companies due to higher expenses.

The retail electric price variance is primarily due to an increase in purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism. See Note 2 to the financial statements in the Form 10-K for further discussion of Entergy Gulf States Louisiana’s formula rate plan.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.1 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, higher materials costs, and higher NRC fees;

•
an increase of $1.5 million as a result of spending related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” above for discussion of the business combination; and

•
an increase of $1.2 million in transmission expenses primarily due to an increase in costs related to the participation in the MISO RTO. The net income effect is partially offset due to deferrals of some of these costs.  See Note 2 to the financial statements in the Form 10-K for further information on the deferrals.

Other income increased primarily due to:

•
higher realized gains and higher earnings in 2015 on the River Bend decommissioning trust fund investments. There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges;

•	an increase of $1.8 million as a result of income collected from contracts with independent power producers; and

•
an increase of $1.2 million due to distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest expense increased primarily due to the issuance of $110 million of 3.78% Series first mortgage bonds in July 2014.

Income Taxes

The effective income tax rate was 26.9% for the first quarter 2015. The difference in the effective income tax rate for the first quarter 2015 versus the federal statutory rate of 35% was primarily due to the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS and book and tax differences related to the non-taxable income distributions earned on preferred membership interests. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 audit.

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

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$162,963	$15,581

Cash flow provided by (used in):
Operating activities	110,486	76,528
Investing activities	(191,409)	(28,782)
Financing activities	32,979	(48,168)
Net decrease in cash and cash equivalents	(47,944)	(422)

Cash and cash equivalents at end of period	$115,019	$15,159

Operating Activities

Net cash flow provided by operating activities increased $34 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to increased recovery of fuel costs compared to prior year, partially offset by an increase of $15.4 million in spending on nuclear refueling outages in 2015 as compared to the same period in 2014 and income tax payments of $5.5 million in 2015. Entergy Gulf States Louisiana made income tax payments of $5.5 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit.

Investing Activities

Net cash flow used in investing activities increased $162.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase in nuclear construction expenditures at the River Bend plant as a result of an increased scope of work performed in 2015; and

•	money pool activity.

Increases in Entergy Gulf States Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Gulf States Louisiana’s receivable from the money pool increased by $14.3 million for the three months ended March 31, 2015 compared to increasing by $1.3 million for the three months ended March 31, 2014. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Gulf States Louisiana’s financing activities provided $33 million of cash for the three months ended March 31, 2015 compared to using $48.2 million of cash for the three months ended March 31, 2014 primarily due to an increase of $41 million in credit borrowings against the nuclear fuel company variable interest entity credit facility in 2015 compared to payments of $14.5 million on credit borrowings in 2014 and common equity distributions of $33.3 million in 2014.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2015	December 31, 2014
Debt to capital	52.8%	53.1%
Effect of subtracting cash	(1.7%)	(2.6%)
Net debt to net capital	51.1%	50.5%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Gulf States Louisiana’s uses and sources of capital. Following are additional updates to the information provided in the Form 10-K.

Entergy Gulf States Louisiana’s receivables from the money pool were as follows:

March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013
(In Thousands)
$15,469	$1,166	$3,265	$1,925

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2019.  The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2015, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Gulf States Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2015, a $26 million letter of credit was outstanding under Entergy Gulf States Louisiana’s letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Gulf States Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $100 million scheduled to expire in June 2016.  As of March 31, 2015, $41 million was outstanding under the variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Union Power Station Purchase Agreement

As discussed in the Form 10-K, in December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station. The purchase of the Union

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Power Station is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act).  In December 2014, Entergy Texas filed its application with the PUCT seeking one of the two necessary PUCT approvals of the acquisition.  In April 2015 the Office of Public Utility Counsel filed testimony recommending that the Union Power Station transaction be determined not to be consistent with the public interest, and Texas Industrial Energy Consumers filed testimony concluding that serious concerns exist as to whether Entergy Texas needs the capacity of Union Power Station and whether Union Power Station is the most economical alternative. Also in April 2015, East Texas Electric Cooperative filed testimony raising certain transmission-related issues with respect to the proposed acquisition. In May 2015, PUCT staff filed testimony concluding that Entergy Texas had not adequately supported its demonstration of need for the facility or the extent of its due diligence in considering alternatives to the acquisition of Union Power Station. The PUCT staff further concluded that (i) Entergy Texas’ financial condition would remain adequate should it acquire the facility regardless of whether it was also allowed to recover its requested acquisition adjustment and (ii) Entergy Texas had not provided sufficient information for PUCT staff to determine the reasonable value of the facility. The PUCT has indicated that it will convene the hearing on the merits of the initial requested approval in June 2015.  Entergy Texas intends to file a rate application to seek cost recovery in the second quarter of 2015.  In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC and Entergy Arkansas filed its application with the APSC, each for approval of the acquisition and cost recovery.  The LPSC established a procedural schedule providing for a hearing on the merits in August 2015. The APSC established a procedural schedule providing for a hearing on the merits in September 2015. In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the HSR Act with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP, which will have the effect of extending the DOJ review period. In March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Closing is targeted to occur in late-2015.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following is an update to that discussion.

Retail Rates - Gas

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which results in a $706 thousand rate increase.  In April 2015 the LPSC issued findings recommending two adjustments to Entergy Gulf States Louisiana’s as-filed results, and an additional recommendation that does not affect current year results. The LPSC staff’s recommended adjustments increase the earned return on equity for the test year to 7.24%. Entergy Gulf States Louisiana accepted the LPSC staff’s recommendations and a revenue increase of $688 thousand will be required as opposed to the $706 thousand requested by Entergy Gulf States Louisiana. The resulting change will be implemented with the first billing cycle of May 2015.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

(page left blank intentionally)

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
	(In Thousands)
OPERATING REVENUES
Electric	$462,396	$481,422
Natural gas	24,381	31,873
TOTAL	486,777	513,295

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	76,714	59,205
Purchased power	165,881	219,708
Nuclear refueling outage expenses	4,705	5,273
Other operation and maintenance	91,947	87,097
Decommissioning	4,286	4,121
Taxes other than income taxes	22,869	21,009
Depreciation and amortization	38,790	38,242
Other regulatory charges (credits) - net	2,196	(3,936)
TOTAL	407,388	430,719

OPERATING INCOME	79,389	82,576

OTHER INCOME
Allowance for equity funds used during construction	2,043	1,646
Interest and investment income	13,611	10,057
Miscellaneous - net	(737)	(1,718)
TOTAL	14,917	9,985

INTEREST EXPENSE
Interest expense	21,940	20,278
Allowance for borrowed funds used during construction	(1,267)	(761)
TOTAL	20,673	19,517

INCOME BEFORE INCOME TAXES	73,633	73,044

Income taxes	19,788	26,572

NET INCOME	53,845	46,472

Preferred distribution requirements and other	206	206

EARNINGS APPLICABLE TO COMMON EQUITY	$53,639	$46,266

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
	(In Thousands)

Net Income	$53,845	$46,472
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $289 and $101)	422	122
Other comprehensive income	422	122
Comprehensive Income	$54,267	$46,594

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$53,845	$46,472
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	51,500	58,109
Deferred income taxes, investment tax credits, and non-current taxes accrued	(16,470)	28,882
Changes in working capital:
Receivables	(31,990)	(53,949)
Fuel inventory	(4,482)	(831)
Accounts payable	28,454	2,019
Prepaid taxes and taxes accrued	44,889	16,865
Interest accrued	4,440	3,552
Deferred fuel costs	9,063	(27,051)
Other working capital accounts	(30,143)	33,674
Changes in provisions for estimated losses	2,228	(601)
Changes in other regulatory assets	9,390	856
Changes in pension and other postretirement liabilities	(3,253)	(2,197)
Other	(6,985)	(29,272)
Net cash flow provided by operating activities	110,486	76,528

INVESTING ACTIVITIES
Construction expenditures	(77,850)	(61,683)
Allowance for equity funds used during construction	2,043	1,646
Nuclear fuel purchases	(95,014)	(17,553)
Proceeds from the sale of nuclear fuel	—	55,147
Payment to storm reserve escrow account	(19)	(3)
Proceeds from nuclear decommissioning trust fund sales	21,699	30,268
Investment in nuclear decommissioning trust funds	(27,965)	(35,264)
Changes in money pool receivable - net	(14,303)	(1,340)
Net cash flow used in investing activities	(191,409)	(28,782)

FINANCING ACTIVITIES
Changes in credit borrowings - net	41,000	(14,500)
Distributions paid:
Common equity	—	(33,317)
Preferred membership interests	(206)	(206)
Other	(7,815)	(145)
Net cash flow provided by (used in) financing activities	32,979	(48,168)

Net decrease in cash and cash equivalents	(47,944)	(422)
Cash and cash equivalents at beginning of period	162,963	15,581
Cash and cash equivalents at end of period	$115,019	$15,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$16,774	$16,011
Income taxes	$5,537	$—

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$173	$53,394
Temporary cash investments	114,846	109,569
Total cash and cash equivalents	115,019	162,963
Accounts receivable:
Customer	74,005	67,006
Allowance for doubtful accounts	(764)	(625)
Associated companies	114,918	86,966
Other	28,319	18,379
Accrued unbilled revenues	55,620	54,079
Total accounts receivable	272,098	225,805
Fuel inventory - at average cost	20,689	16,207
Materials and supplies - at average cost	117,957	121,237
Deferred nuclear refueling outage costs	42,441	7,416
Prepaid taxes	—	24,058
Prepayments and other	11,832	21,064
TOTAL	580,036	578,750

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	355,906	355,906
Decommissioning trust funds	648,743	637,744
Non-utility property - at cost (less accumulated depreciation)	199,677	193,407
Storm reserve escrow account	90,080	90,061
Other	15,463	14,887
TOTAL	1,309,869	1,292,005

UTILITY PLANT
Electric	7,663,441	7,600,730
Natural gas	150,065	148,586
Construction work in progress	119,094	127,436
Nuclear fuel	220,657	131,901
TOTAL UTILITY PLANT	8,153,257	8,008,653
Less - accumulated depreciation and amortization	4,204,827	4,176,242
UTILITY PLANT - NET	3,948,430	3,832,411

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	161,553	161,714
Other regulatory assets	417,152	426,381
Deferred fuel costs	100,124	100,124
Other	15,704	12,438
TOTAL	694,533	700,657

TOTAL ASSETS	$6,532,868	$6,403,823

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$31,955	$31,955
Accounts payable:
Associated companies	96,857	102,933
Other	138,658	108,874
Customer deposits	57,633	56,749
Taxes accrued	20,831	—
Accumulated deferred income taxes	37,931	21,095
Interest accrued	31,515	27,075
Deferred fuel costs	19,643	10,580
Other	36,081	44,517
TOTAL	471,104	403,778

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,568,844	1,601,032
Accumulated deferred investment tax credits	71,569	72,277
Other regulatory liabilities	178,734	176,305
Decommissioning and asset retirement cost liabilities	452,733	446,619
Accumulated provisions	109,213	106,985
Pension and other postretirement liabilities	397,813	401,144
Long-term debt	1,631,924	1,590,862
Long-term payables - associated companies	25,753	26,156
Other	140,565	148,102
TOTAL	4,577,148	4,569,482

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,527,541	1,473,910
Accumulated other comprehensive loss	(52,925)	(53,347)
TOTAL	1,484,616	1,430,563

TOTAL LIABILITIES AND EQUITY	$6,532,868	$6,403,823

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2013	$10,000	$1,479,179	($28,202)	$1,460,977

Net income	—	46,472	—	46,472
Other comprehensive income	—	—	122	122
Distributions declared on common equity	—	(33,317)	—	(33,317)
Distributions declared on preferred membership interests	—	(206)	—	(206)
Other	—	(10)	—	(10)

Balance at March 31, 2014	$10,000	$1,492,118	($28,080)	$1,474,038

Balance at December 31, 2014	$10,000	$1,473,910	($53,347)	$1,430,563

Net income	—	53,845	—	53,845
Other comprehensive income	—	—	422	422
Distributions declared on preferred membership interests	—	(206)	—	(206)
Other	—	(8)	—	(8)

Balance at March 31, 2015	$10,000	$1,527,541	($52,925)	$1,484,616

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$114	$125	($11)	(9)
Commercial	101	104	(3)	(3)
Industrial	131	124	7	6
Governmental	6	6	—	—
Total retail	352	359	(7)	(2)
Sales for resale:
Associated companies	81	92	(11)	(12)
Non-associated companies	10	21	(11)	(52)
Other	19	9	10	111
Total	$462	$481	($19)	(4)

Billed Electric Energy Sales (GWh):
Residential	1,260	1,382	(122)	(9)
Commercial	1,233	1,256	(23)	(2)
Industrial	2,385	2,193	192	9
Governmental	61	58	3	5
Total retail	4,939	4,889	50	1
Sales for resale:
Associated companies	1,238	1,691	(453)	(27)
Non-associated companies	168	221	(53)	(24)
Total	6,345	6,801	(456)	(7)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K.

As discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. In the proceedings with the LPSC, Entergy Louisiana and Entergy Gulf States Louisiana estimate that the business combination could produce up to $128 million in customer benefits including proposed guaranteed savings of $97 million in the first ten years.  In April 2015 the LPSC staff and intervenors filed testimony in the LPSC business combination proceeding. The testimony recommends an extensive set of conditions that would be required in order to recommend that the LPSC find that the business combination is in the public interest. The LPSC staff’s primary concern appears to be potential shifting in fuel costs between legacy Entergy Louisiana and Entergy Gulf States Louisiana customers. In May 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed rebuttal testimony. The hearing in the LPSC proceeding is scheduled to take place in June 2015. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the LPSC issue its decision regarding the business combination in August 2015.

Entergy Louisiana and Entergy Gulf States Louisiana filed applications with the FERC requesting authorization for the business combination and Entergy Louisiana and Entergy New Orleans filed applications with the FERC requesting authorization of the Algiers asset transfer. In April 2015 the FERC issued orders approving certain of those business combination and the Algiers asset transfer applications. Other FERC applications related to the business combination remain pending.

Results of Operations

Net Income

Net income increased $13.9 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, and higher interest expense.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2015 to the first quarter 2014:

Amount
(In Millions)
2014 net revenue	$291.2
Retail electric price	33.5
Net wholesale revenue	10.5
Other	1.9
2015 net revenue	$337.1

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to formula rate plan increases, as approved by the LPSC, effective December 2014 and January 2015. Entergy Louisiana’s formula rate plan increase is discussed in Note 2 to the financial statements in the Form 10-K.

The net wholesale revenue variance is primarily due to the sale of generation from the Ninemile plant of 25% to Entergy Gulf States Louisiana and 20% to Entergy New Orleans, pursuant to a long-term power purchase agreement.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.8 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done during plant outages as compared to prior year;

•	an increase resulting from losses of $1.2 million on the sale of surplus diesel inventory in 2015 compared to gains of $3.8 million on the sale of surplus oil inventory in 2014; and

•	an increase of $4.9 million in nuclear generation expenses primarily due to increased costs related to an NRC inspection in first quarter 2015.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Ninemile Unit 6 project which was placed in service in December 2014.

Other income increased primarily due to an increase of $4.3 million due to distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. The increase was substantially offset by a decrease in allowance for equity funds used during construction due to a higher construction work in progress balance in 2014, which included the Ninemile Unit 6 project. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest expense increased primarily due to:

•	the issuance of $250 million of 4.95% Series first mortgage bonds in November 2014;

•	the issuance of $190 million of 3.78% Series first mortgage bonds in July 2014; and

•
the decrease in the allowance for borrowed funds used during construction due to a higher construction work in progress balance in 2014, including the Ninemile Unit 6 project which was placed in service in December 2014.

The increase was partially offset by the retirement, at maturity, of $250 million of 1.875% Series first mortgage bonds in December 2014.

Income Taxes

The effective income tax rate was 24.2% for the first quarter 2015.  The difference in the effective income tax rate for the first quarter 2015 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS, partially offset by state income taxes. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 audit.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$157,553	$124,007

Cash flow provided by (used in):
Operating activities	171,251	100,930
Investing activities	(124,760)	(158,927)
Financing activities	(36,477)	6,366
Net increase (decrease) in cash and cash equivalents	10,014	(51,631)

Cash and cash equivalents at end of period	$167,567	$72,376

Operating Activities

Net cash flow provided by operating activities increased $70.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to increased recovery of fuel costs compared to prior year and income tax refunds of $9.6 million received in 2015. Entergy Louisiana received income tax refunds of $9.6 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax refunds in 2015 resulted primarily from an Entergy Louisiana overpayment associated with the final settlement of amounts understanding from the 2006-2007 IRS audit.

Investing Activities

Net cash flow used in investing activities decreased $34.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to:

•
a decrease in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	a decrease in fossil-fueled generation construction expenditures primarily due to a decrease in spending on the Ninemile Unit 6 project.

The decrease was partially offset by money pool activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $20.7 million for the three months ended March 31, 2015 compared to decreasing by $1.8 million for the three months ended March 31, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities used $36.5 million of cash for the three months ended March 31, 2015 compared to providing $6.4 million of cash for the three months ended March 31, 2014 primarily due to the repayment of borrowings of $18.7 million on the nuclear fuel company variable interest entity’s credit facility in 2015 compared to an increase in borrowings $28.8 million in 2014 and the issuance of $40 million of 3.92% Series H Notes by the nuclear fuel company variable interest entity in February 2014, partially offset by a common equity distribution of

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

$43.4 million in 2014. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for details of long-term debt activity.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2015	December 31, 2014
Debt to capital	53.0%	53.8%
Effect of excluding securitization bonds	(1.1%)	(1.0%)
Debt to capital, excluding securitization bonds (a)	51.9%	52.8%
Effect of subtracting cash	(1.3%)	(1.3%)
Net debt to net capital, excluding securitization bonds (a)	50.6%	51.5%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition. Entergy Louisiana uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. Following are additional updates to the information provided in the Form 10-K.

Entergy Louisiana’s receivables from the money pool were as follows:

March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013
(In Thousands)
$22,357	$1,649	$15,806	$17,648

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2019.  The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2015, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2015, a $1.0 million letter of credit was outstanding under Entergy Louisiana’s letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in June 2016.  As of March 31, 2015, $27.3 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana nuclear fuel

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

company variable interest entity.  See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery.

Algiers Asset Transfer

As discussed in the Form 10-K, in October 2014 Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently serve Entergy Louisiana’s customers in Algiers. In March 2015 the City Council’s Utility advisors filed direct testimony recommending that the Algiers asset transfer be approved subject to certain conditions that Entergy Louisiana and Entergy New Orleans believe they will be able to satisfy. If the necessary approvals are obtained from the City Council, Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in the second half of 2015. In April 2015 the FERC issued an order approving the Algiers asset transfer.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
	(In Thousands)
OPERATING REVENUES
Electric	$640,094	$623,494

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	142,944	90,787
Purchased power	162,997	249,119
Nuclear refueling outage expenses	6,425	8,878
Other operation and maintenance	128,854	109,122
Decommissioning	6,359	6,046
Taxes other than income taxes	21,021	19,745
Depreciation and amortization	68,078	62,375
Other regulatory credits - net	(2,971)	(7,635)
TOTAL	533,707	538,437

OPERATING INCOME	106,387	85,057

OTHER INCOME
Allowance for equity funds used during construction	3,429	8,877
Interest and investment income	26,405	21,178
Miscellaneous - net	537	(169)
TOTAL	30,371	29,886

INTEREST EXPENSE
Interest expense	43,341	40,689
Allowance for borrowed funds used during construction	(1,861)	(4,463)
TOTAL	41,480	36,226

INCOME BEFORE INCOME TAXES	95,278	78,717

Income taxes	23,014	20,339

NET INCOME	72,264	58,378

Preferred dividend requirements and other	1,738	1,738

EARNINGS APPLICABLE TO COMMON EQUITY	$70,526	$56,640

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
	(In Thousands)

Net Income	$72,264	$58,378
Other comprehensive loss
Pension and other postretirement liabilities
(net of tax benefit of $1 and $164)	(42)	(302)
Other comprehensive loss	(42)	(302)
Comprehensive Income	$72,222	$58,076

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$72,264	$58,378
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	93,569	88,186
Deferred income taxes, investment tax credits, and non-current taxes accrued	77,354	81,091
Changes in working capital:
Receivables	(17,221)	41,296
Fuel inventory	1,329	4,531
Accounts payable	(20,568)	(21,861)
Prepaid taxes and taxes accrued	(30,426)	(41,033)
Interest accrued	(3,723)	(5,899)
Deferred fuel costs	5,570	(63,587)
Other working capital accounts	4,857	5,648
Changes in provisions for estimated losses	101	(237)
Changes in other regulatory assets	13,027	(3,935)
Changes in other regulatory liabilities	(1,194)	2,629
Changes in pension and other postretirement liabilities	(7,467)	(5,153)
Other	(16,221)	(39,124)
Net cash flow provided by operating activities	171,251	100,930

INVESTING ACTIVITIES
Construction expenditures	(102,784)	(118,854)
Allowance for equity funds used during construction	3,429	8,877
Nuclear fuel purchases	(13,599)	(89,474)
Proceeds from the sale of nuclear fuel	18,123	46,646
Changes to securitization account	(5,433)	(5,709)
Proceeds from nuclear decommissioning trust fund sales	3,867	18,140
Investment in nuclear decommissioning trust funds	(7,614)	(20,395)
Changes in money pool receivable - net	(20,708)	1,842
Other	(41)	—
Net cash flow used in investing activities	(124,760)	(158,927)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	39,782
Retirement of long-term debt	(16,083)	(17,018)
Changes in credit borrowings - net	(18,740)	28,774
Distributions paid:
Common equity	—	(43,434)
Preferred membership interests	(1,738)	(1,738)
Other	84	—
Net cash flow provided by (used in) financing activities	(36,477)	6,366

Net increase (decrease) in cash and cash equivalents	10,014	(51,631)
Cash and cash equivalents at beginning of period	157,553	124,007
Cash and cash equivalents at end of period	$167,567	$72,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$45,881	$45,156
Income taxes	($9,593)	$—

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$87	$431
Temporary cash investments	167,480	157,122
Total cash and cash equivalents	167,567	157,553
Accounts receivable:
Customer	128,211	124,125
Allowance for doubtful accounts	(1,146)	(984)
Associated companies	81,403	48,474
Other	14,904	9,150
Accrued unbilled revenues	83,995	88,673
Total accounts receivable	307,367	269,438
Accumulated deferred income taxes	31,523	74,558
Fuel inventory	29,622	30,951
Materials and supplies - at average cost	160,722	154,295
Deferred nuclear refueling outage costs	15,721	23,067
Prepaid taxes	29,566	—
Prepayments and other	23,047	24,962
TOTAL	765,135	734,824

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,034,696	1,034,696
Decommissioning trust funds	391,822	383,615
Storm reserve escrow account	200,093	200,053
Non-utility property - at cost (less accumulated depreciation)	169	214
TOTAL	1,626,780	1,618,578

UTILITY PLANT
Electric	9,731,402	9,627,495
Property under capital lease	334,716	334,716
Construction work in progress	201,091	241,923
Nuclear fuel	139,644	162,721
TOTAL UTILITY PLANT	10,406,853	10,366,855
Less - accumulated depreciation and amortization	3,998,742	3,942,916
UTILITY PLANT - NET	6,408,111	6,423,939

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	323,722	324,555
Other regulatory assets (includes securitization property of $130,773 as of March 31, 2015 and $135,538 as of December 31, 2014)	902,035	914,229
Deferred fuel costs	67,998	67,998
Other	49,746	45,182
TOTAL	1,343,501	1,351,964

TOTAL ASSETS	$10,143,527	$10,129,305

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$28,431	$19,525
Short-term borrowings	27,293	46,033
Accounts payable:
Associated companies	59,810	74,692
Other	128,598	164,329
Customer deposits	93,729	93,010
Taxes accrued	—	860
Interest accrued	40,649	44,372
Deferred fuel costs	56,002	50,432
Other	44,153	48,250
TOTAL	478,665	541,503

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,441,003	1,406,507
Accumulated deferred investment tax credits	64,165	64,771
Other regulatory liabilities	544,890	546,084
Decommissioning	510,093	503,734
Accumulated provisions	212,344	212,243
Pension and other postretirement liabilities	523,345	530,844
Long-term debt (includes securitization bonds of $143,039 as of March 31, 2015 and $143,039 as of December 31, 2014)	3,312,154	3,337,054
Other	69,960	70,141
TOTAL	6,677,954	6,671,378

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,912,826	2,842,300
Accumulated other comprehensive loss	(25,918)	(25,876)
TOTAL	2,986,908	2,916,424

TOTAL LIABILITIES AND EQUITY	$10,143,527	$10,129,305

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Loss	Total
		(In Thousands)

Balance at December 31, 2013	$100,000	$2,885,287	($9,635)	$2,975,652

Net income	—	58,378	—	58,378
Other comprehensive loss	—	—	(302)	(302)
Distributions declared on common equity	—	(43,434)	—	(43,434)
Distributions declared on preferred membership interests	—	(1,738)	—	(1,738)

Balance at March 31, 2014	$100,000	$2,898,493	($9,937)	$2,988,556

Balance at December 31, 2014	$100,000	$2,842,300	($25,876)	$2,916,424

Net income	—	72,264	—	72,264
Other comprehensive loss	—	—	(42)	(42)
Distributions declared on preferred membership interests	—	(1,738)	—	(1,738)

Balance at March 31, 2015	$100,000	$2,912,826	($25,918)	$2,986,908

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$193	$200	($7)	(4)
Commercial	131	130	1	1
Industrial	211	206	5	2
Governmental	11	11	—	—
Total retail	546	547	(1)	—
Sales for resale:
Associated companies	72	70	2	3
Non-associated companies	2	6	(4)	(67)
Other	20	—	20	—
Total	$640	$623	$17	3

Billed Electric Energy Sales (GWh):
Residential	2,247	2,413	(166)	(7)
Commercial	1,440	1,465	(25)	(2)
Industrial	4,182	4,041	141	3
Governmental	129	128	1	1
Total retail	7,998	8,047	(49)	(1)
Sales for resale:
Associated companies	1,774	1,218	556	46
Non-associated companies	39	80	(41)	(51)
Total	9,811	9,345	466	5

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased slightly, by $0.9 million, primarily due to higher other operation and maintenance expenses, higher taxes other than income taxes, and higher depreciation and amortization expenses, substantially offset by higher net revenue.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2015 to the first quarter 2014:

Amount
(In Millions)
2014 net revenue	$162.9
Retail electric price	12.4
Other	0.5
2015 net revenue	$175.8

The retail electric price variance is primarily due to a $16 million net annual increase in revenues, effective February 2015, as a result of the MPSC order in the June 2014 rate case. The rate case included the realignment of certain costs from collection in riders to base rates. See Note 2 to the financial statements in the Form 10-K for a discussion of the rate case.

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to an increase of $8.7 million in fossil-fueled generation expenses primarily due to a higher scope of work done during plant outages in 2015 as compared to the same period in 2014.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and higher depreciation rates in 2015, as approved by the MPSC.

Income Taxes

The effective income tax rate was 39.2% for the first quarter 2015. The difference in the effective income tax rate for the first quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was 39.7% for the first quarter 2014. The difference in the effective income tax rate for the first quarter 2014 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Baxter Wilson Plant Event

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Baxter Wilson Plant Event” in the Form 10-K for a discussion of the Baxter Wilson plant event. During the first quarter 2015, Entergy Mississippi received $27.8 million of previously accrued insurance proceeds with $12.7 million allocated to capital spending and $15.1 million allocated to operation and maintenance expenses.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$61,633	$31

Cash flow provided by (used in):
Operating activities	65,167	26,181
Investing activities	(42,340)	(49,870)
Financing activities	(749)	94,994
Net increase in cash and cash equivalents	22,078	71,305

Cash and cash equivalents at end of period	$83,711	$71,336

Operating Activities

Net cash flow provided by operating activities increased $39 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to:

•	increased recovery of fuel costs compared to prior year;

•
$15.1 million in insurance proceeds received in the first quarter 2015 related to the Baxter Wilson plant event. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Baxter Wilson Plant Event” in the Form 10-K for a discussion of the Baxter Wilson plant event; and

•	timing of collections from customers.

The increase was partially offset by income tax payments of $0.6 million in the three months ended March 31, 2015 compared to income tax refunds of $9.4 million in the three months ended March 31, 2014. Entergy Mississippi had income tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit. The 2014 income tax refunds were received in accordance with intercompany state income tax sharing arrangements.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $7.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to:

•
$12.7 million of insurance proceeds received in the first quarter 2015 related to the Baxter Wilson Plant Event. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Baxter Wilson Plant Event” in the Form 10-K for a discussion of the Baxter Wilson plant event; and

•	money pool activity.

The decrease was partially offset by an increase in fossil-fueled generation construction expenditures primarily due to a higher scope of work done during plant outages in the first quarter 2015 compared to the same period in 2014.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $9.9 million for the three months ended March 31, 2015 compared to increasing by $15.4 million for the three months ended March 31, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Mississippi’s financing activities used $0.7 million of cash for the three months ended March 31, 2015 compared to providing $95 million of cash for the three months ended March 31, 2014 primarily due to the issuance of $100 million of 3.75% Series first mortgage bonds in March 2014.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2015	December 31, 2014
Debt to capital	50.6%	51.2%
Effect of subtracting cash	(2.0%)	(1.5%)
Net debt to net capital	48.6%	49.7%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. Following are additional updates to the information provided in the Form 10-K.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013
(In Thousands)
$10,522	$644	$15,427	($3,536)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire in May 2015. Entergy Mississippi expects to renew all of its credit facilities prior to expiration. No borrowings were outstanding under the credit facilities as of March 31, 2015.  In addition, Entergy Mississippi is a party to uncommitted letter of credit facilities as a means to post collateral to support its obligations under MISO. As of March 31, 2015, a $9.5 million letter of credit was outstanding under one of Entergy Mississippi’s letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following is an update to that discussion.

Fuel and purchased power recovery

Mississippi Attorney General Complaint

The Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, and breach of good faith and fair dealing, and requesting an accounting and restitution.  The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand.  Entergy believes the complaint is unfounded.  In December 2008 the defendant Entergy companies removed the Attorney General’s lawsuit to U.S. District Court in Jackson, Mississippi.  The Mississippi attorney general moved to remand the matter to state court.  In August 2012 the District Court issued an opinion denying the Attorney General’s motion for remand, finding that the District Court has subject matter jurisdiction under the Class Action Fairness Act.

The defendant Entergy companies answered the complaint and filed a counterclaim for relief based upon the Mississippi Public Utilities Act and the Federal Power Act.  In May 2009 the defendant Entergy companies filed a motion for judgment on the pleadings asserting grounds of federal preemption, the exclusive jurisdiction of the MPSC, and factual errors in the Attorney General’s complaint.  In September 2012 the District Court heard oral argument on Entergy’s motion for judgment on the pleadings.

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not considered “mass actions” under the Class Action Fairness Act, so as to establish federal subject matter jurisdiction. One day later the Attorney General renewed his motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies responded to that motion reiterating the additional grounds asserted for federal question jurisdiction, and the District Court held oral argument on the renewed motion to remand in February 2014. In April 2015 the District Court entered an order denying the renewed motion to remand, holding that the District Court has federal question subject matter jurisdiction. The District Court has not yet ruled on the defendant Entergy companies’ motion for judgment on the pleadings, which if granted would dismiss the case.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
	(In Thousands)
OPERATING REVENUES
Electric	$360,815	$348,196

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	90,611	57,315
Purchased power	92,158	128,052
Other operation and maintenance	65,072	55,358
Taxes other than income taxes	25,020	22,267
Depreciation and amortization	30,830	28,111
Other regulatory charges (credits) - net	2,285	(39)
TOTAL	305,976	291,064

OPERATING INCOME	54,839	57,132

OTHER INCOME
Allowance for equity funds used during construction	771	435
Interest and investment income	28	338
Miscellaneous - net	(802)	(839)
TOTAL	(3)	(66)

INTEREST EXPENSE
Interest expense	14,246	14,428
Allowance for borrowed funds used during construction	(417)	(228)
TOTAL	13,829	14,200

INCOME BEFORE INCOME TAXES	41,007	42,866

Income taxes	16,072	17,027

NET INCOME	24,935	25,839

Preferred dividend requirements and other	707	707

EARNINGS APPLICABLE TO COMMON STOCK	$24,228	$25,132

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$24,935	$25,839
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	30,830	28,111
Deferred income taxes, investment tax credits, and non-current taxes accrued	(51,789)	(5,525)
Changes in assets and liabilities:
Receivables	20,385	(12,663)
Fuel inventory	(4,628)	1,536
Accounts payable	(12,413)	13,498
Taxes accrued	21,501	(11,595)
Interest accrued	(6,218)	136
Deferred fuel costs	40,244	(22,302)
Other working capital accounts	(997)	4,401
Provisions for estimated losses	(157)	1,391
Other regulatory assets	15,065	4,842
Pension and other postretirement liabilities	(4,153)	(3,188)
Other assets and liabilities	(7,438)	1,700
Net cash flow provided by operating activities	65,167	26,181

INVESTING ACTIVITIES
Construction expenditures	(45,976)	(34,877)
Allowance for equity funds used during construction	771	435
Insurance proceeds	12,745	—
Changes in money pool receivable - net	(9,878)	(15,427)
Other	(2)	(1)
Net cash flow used in investing activities	(42,340)	(49,870)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	(42)	99,237
Change in money pool payable - net	—	(3,536)
Dividends paid:
Preferred stock	(707)	(707)
Net cash flow provided by (used in) financing activities	(749)	94,994

Net increase in cash and cash equivalents	22,078	71,305
Cash and cash equivalents at beginning of period	61,633	31
Cash and cash equivalents at end of period	$83,711	$71,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$19,813	$13,616
Income taxes	$597	($9,440)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$6,077	$1,223
Temporary cash investments	77,634	60,410
Total cash and cash equivalents	83,711	61,633
Accounts receivable:
Customer	88,854	78,593
Allowance for doubtful accounts	(913)	(873)
Associated companies	21,913	21,233
Other	7,441	42,009
Accrued unbilled revenues	43,791	43,374
Total accounts receivable	161,086	184,336
Accumulated deferred income taxes	2,356	5,198
Fuel inventory - at average cost	47,364	42,736
Materials and supplies - at average cost	38,717	37,741
Prepayments and other	6,286	7,315
TOTAL	339,520	338,959

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,637	4,642
Escrow accounts	41,754	41,752
TOTAL	46,391	46,394

UTILITY PLANT
Electric	3,955,077	3,999,918
Property under capital lease	3,883	4,185
Construction work in progress	85,035	67,514
TOTAL UTILITY PLANT	4,043,995	4,071,617
Less - accumulated depreciation and amortization	1,471,931	1,516,540
UTILITY PLANT - NET	2,572,064	2,555,077

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	43,959	49,306
Other regulatory assets	355,029	364,747
Other	21,282	19,121
TOTAL	420,270	433,174

TOTAL ASSETS	$3,378,245	$3,373,604

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$43,889	$49,832
Other	57,323	63,300
Customer deposits	79,549	77,753
Taxes accrued	75,066	53,565
Accumulated deferred income taxes	195	—
Interest accrued	16,954	23,172
Deferred fuel costs	42,438	2,194
Other	14,715	17,533
TOTAL	330,129	287,349

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	738,678	800,374
Accumulated deferred investment tax credits	10,523	6,370
Asset retirement cost liabilities	6,885	6,786
Accumulated provisions	49,985	50,142
Pension and other postretirement liabilities	131,003	135,156
Long-term debt	1,058,869	1,058,838
Other	15,394	16,038
TOTAL	2,011,337	2,073,704

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2015 and 2014	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	787,762	763,534
TOTAL	986,398	962,170

TOTAL LIABILITIES AND EQUITY	$3,378,245	$3,373,604

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$199,326	($690)	$752,941	$951,577

Net income	—	—	25,839	25,839
Preferred stock dividends	—	—	(707)	(707)

Balance at March 31, 2014	$199,326	($690)	$778,073	$976,709

Balance at December 31, 2014	$199,326	($690)	$763,534	$962,170

Net income	—	—	24,935	24,935
Preferred stock dividends	—	—	(707)	(707)

Balance at March 31, 2015	$199,326	($690)	$787,762	$986,398

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

			Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$154	$154	$—	—
Commercial	113	109	4	4
Industrial	40	38	2	5
Governmental	12	11	1	9
Total retail	319	312	7	2
Sales for resale:
Associated companies	22	28	(6)	(21)
Non-associated companies	3	4	(1)	(25)
Other	17	4	13	325
Total	$361	$348	$13	4

Billed Electric Energy Sales (GWh):
Residential	1,488	1,577	(89)	(6)
Commercial	1,110	1,129	(19)	(2)
Industrial	517	528	(11)	(2)
Governmental	98	99	(1)	(1)
Total retail	3,213	3,333	(120)	(4)
Sales for resale:
Associated companies	474	355	119	34
Non-associated companies	38	35	3	9
Total	3,725	3,723	2	—

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Algiers Asset Transfer

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Algiers Asset Transfer” in the Form 10-K.

As discussed in the Form 10-K, in October 2014 Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently serve Entergy Louisiana’s customers in Algiers. In March 2015 the City Council’s Utility advisors filed direct testimony recommending that the Algiers asset transfer be approved subject to certain conditions that Entergy Louisiana and Entergy New Orleans believe they will be able to satisfy. If the necessary approvals are obtained from the City Council, Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in the second half of 2015. In April 2015 the FERC issued an order approving the Algiers asset transfer.

Results of Operations

Net Income

Net income increased $2.8 million primarily due to lower other operation and maintenance expenses and lower taxes other than income taxes.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the changes in net revenue comparing the first quarter 2015 to the first quarter 2014:

Amount
(In Millions)
2014 net revenue	$66.0
Net gas revenue	(1.0)
Miscellaneous items	1.0
2015 net revenue	$66.0

The net gas revenue variance is primarily due to the effect of less favorable weather, primarily in the residential and commercial sectors, in 2015 as compared to the same period in prior year.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to a decrease of $2.6 million in fossil- fueled generation expenses resulting primarily from increases in 2014 to loss reserves related to asbestos claims.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes resulting from lower electric and gas retail revenues as compared to the prior year and a decrease in ad valorem taxes. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 34.5% for the first quarter 2015. The difference in the effective income tax rate for the first quarter 2015 versus the federal statutory rate of 35% was primarily due to flow-through tax accounting, partially offset by state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was 31.6% for the first quarter 2014. The difference in the effective income tax rate for the first quarter 2014 versus the federal statutory rate of 35% was primarily due to flow-through tax accounting, partially offset by state income taxes and certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$42,389	$33,489

Cash flow provided by (used in):
Operating activities	5,524	7,451
Investing activities	(18,297)	(14,794)
Financing activities	(7,566)	(260)
Net decrease in cash and cash equivalents	(20,339)	(7,603)

Cash and cash equivalents at end of period	$22,050	$25,886

Operating Activities

Net cash flow provided by operating activities decreased $1.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the timing of payments to vendors and an increase of $3.2 million in payments related to settlements on asbestos claims, substantially offset by the timing of collection of receivables from customers.

Investing Activities

Net cash flow used in investing activities increased $3.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to higher construction expenditures as result of increased spending on information technology projects in 2015 and money pool activity.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $2.4 million for the three months ended March 31, 2015 compared to increasing $0.7 million for the three months ended March 31, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash used in financing activities increased $7.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to $7.3 million in common stock dividends paid in 2015.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2015	December 31, 2014
Debt to capital	47.3%	47.7%
Effect of subtracting cash	(2.5%)	(5.2%)
Net debt to net capital	44.8%	42.5%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy New Orleans’s receivables from the money pool were as follows:

March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013
(In Thousands)
$2,849	$442	$5,430	$4,737

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2015.  No borrowings were outstanding under the facility as of March 31, 2015. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2015, an $8.5 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following is an update to that discussion.

Storm Cost Recovery

As discussed in the Form 10-K, in January 2015, Entergy New Orleans filed with the City Council an application requesting that the City Council grant a financing order authorizing the securitization of Entergy New Orleans’s storm costs, storm reserves, and issuance costs pursuant to Louisiana Act 64. In February 2015 the City Council approved a resolution establishing an expedited procedural schedule that provided for a hearing on the securitization application in late-April 2015, with a decision to be rendered no later than May 2015. In April 2015 the City Council’s Utility

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

advisors filed direct testimony recommending that the proposed securitization be approved subject to certain limited modifications, and Entergy New Orleans filed rebuttal testimony later in April 2015. Also in April 2015, the parties’ joint motion to continue the hearing to facilitate settlement negotiations was granted.

Union Power Station Power Purchase Agreement

In February 2015, Entergy New Orleans filed an application with the City Council seeking authorization to enter into a power purchase agreement, subject to certain conditions, with Entergy Gulf States Louisiana to purchase on a life-of-unit basis 20% of the capacity and related energy of the two power blocks of the Union Power Station that Entergy Gulf States Louisiana is seeking to purchase. In the application, Entergy New Orleans also seeks authorization from the City Council for full and timely cost recovery in rates for all costs associated with the power purchase agreement. In April 2015 the City Council approved a procedural schedule for this proceeding that would provide for a City Council decision in July 2015.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
	(In Thousands)
OPERATING REVENUES
Electric	$111,769	$140,227
Natural gas	35,131	46,340
TOTAL	146,900	186,567

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	19,933	51,162
Purchased power	61,225	69,145
Other operation and maintenance	25,204	28,131
Taxes other than income taxes	11,390	13,135
Depreciation and amortization	9,793	9,465
Other regulatory charges (credits) - net	(213)	248
TOTAL	127,332	171,286

OPERATING INCOME	19,568	15,281

OTHER INCOME
Allowance for equity funds used during construction	247	355
Interest and investment income	25	17
Miscellaneous - net	352	(347)
TOTAL	624	25

INTEREST EXPENSE
Interest expense	3,427	3,362
Allowance for borrowed funds used during construction	(110)	(173)
TOTAL	3,317	3,189

INCOME BEFORE INCOME TAXES	16,875	12,117

Income taxes	5,821	3,823

NET INCOME	11,054	8,294

Preferred dividend requirements and other	241	241

EARNINGS APPLICABLE TO COMMON STOCK	$10,813	$8,053

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$11,054	$8,294
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	9,793	9,465
Deferred income taxes, investment tax credits, and non-current taxes accrued	4,884	5,931
Changes in assets and liabilities:
Receivables	4,416	(2,055)
Fuel inventory	1,360	1,246
Accounts payable	(3,829)	454
Interest accrued	(1,241)	(1,357)
Deferred fuel costs	(4,059)	(1,710)
Other working capital accounts	(8,600)	(13,493)
Provisions for estimated losses	(2,012)	3,974
Other regulatory assets	(359)	537
Pension and other postretirement liabilities	(3,013)	(1,367)
Other assets and liabilities	(2,870)	(2,468)
Net cash flow provided by operating activities	5,524	7,451

INVESTING ACTIVITIES
Construction expenditures	(14,334)	(12,563)
Allowance for equity funds used during construction	247	355
Changes in money pool receivable - net	(2,407)	(693)
Receipts from storm reserve escrow account	3	—
Payments to storm reserve escrow account	(1,806)	(1,893)
Net cash flow used in investing activities	(18,297)	(14,794)

FINANCING ACTIVITIES
Dividends paid:
Common stock	(7,250)	—
Preferred stock	(241)	(241)
Other	(75)	(19)
Net cash flow used in financing activities	(7,566)	(260)

Net decrease in cash and cash equivalents	(20,339)	(7,603)
Cash and cash equivalents at beginning of period	42,389	33,489
Cash and cash equivalents at end of period	$22,050	$25,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$4,440	$4,491
Income taxes	$40	$—

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$1,037	$1,006
Temporary cash investments	21,013	41,383
Total cash and cash equivalents	22,050	42,389
Accounts receivable:
Customer	39,174	35,663
Allowance for doubtful accounts	(250)	(262)
Associated companies	10,116	11,693
Other	2,619	3,223
Accrued unbilled revenues	13,114	16,465
Total accounts receivable	64,773	66,782
Accumulated deferred income taxes	6,200	8,562
Fuel inventory - at average cost	1,656	3,016
Materials and supplies - at average cost	12,723	12,650
Prepayments and other	13,633	6,887
TOTAL	121,035	140,286

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	19,841	18,038
TOTAL	20,857	19,054

UTILITY PLANT
Electric	946,420	936,862
Natural gas	229,884	228,979
Construction work in progress	18,370	18,866
TOTAL UTILITY PLANT	1,194,674	1,184,707
Less - accumulated depreciation and amortization	603,108	594,945
UTILITY PLANT - NET	591,566	589,762

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	175,955	175,596
Other	6,602	5,345
TOTAL	186,637	185,021

TOTAL ASSETS	$920,095	$934,123

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$31,345	$33,170
Other	19,624	22,435
Customer deposits	25,089	24,681
Interest accrued	2,297	3,538
Deferred fuel costs	24,338	28,397
Other	4,641	6,830
TOTAL CURRENT LIABILITIES	107,334	119,051

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	205,280	199,241
Accumulated deferred investment tax credits	828	864
Regulatory liability for income taxes - net	17,670	20,640
Asset retirement cost liabilities	2,554	2,511
Accumulated provisions	23,865	25,877
Pension and other postretirement liabilities	59,427	62,440
Long-term debt	225,875	225,866
Gas system rebuild insurance proceeds	20,776	23,218
Other	5,118	6,610
TOTAL NON-CURRENT LIABILITIES	561,393	567,267

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2015 and 2014	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	161,550	157,987
TOTAL	231,588	228,025

TOTAL LIABILITIES AND EQUITY	$920,095	$934,123

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$33,744	$36,294	$136,245	$206,283

Net income	—	—	8,294	8,294
Preferred stock dividends	—	—	(241)	(241)

Balance at March 31, 2014	$33,744	$36,294	$144,298	$214,336

Balance at December 31, 2014	$33,744	$36,294	$157,987	$228,025

Net income	—	—	11,054	11,054
Common stock dividends	—	—	(7,250)	(7,250)
Preferred stock dividends	—	—	(241)	(241)

Balance at March 31, 2015	$33,744	$36,294	$161,550	$231,588

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

			Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$43	$54	($11)	(20)
Commercial	38	43	(5)	(12)
Industrial	6	8	(2)	(25)
Governmental	13	15	(2)	(13)
Total retail	100	120	(20)	(17)
Sales for resale:
Associated companies	9	18	(9)	(50)
Non associated companies	—	3	(3)	(100)
Other	3	(1)	4	(400)
Total	$112	$140	($28)	(20)

Billed Electric Energy Sales (GWh):
Residential	493	541	(48)	(9)
Commercial	475	472	3	1
Industrial	102	106	(4)	(4)
Governmental	182	175	7	4
Total retail	1,252	1,294	(42)	(3)
Sales for resale:
Associated companies	193	267	(74)	(28)
Non-associated companies	4	10	(6)	(60)
Total	1,449	1,571	(122)	(8)

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased $3.4 million primarily due to higher net revenue and lower interest expense, partially offset by higher other operation and maintenance expenses and higher taxes other than income taxes.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the first quarter 2015 to the first quarter 2014:

Amount
(In Millions)
2014 net revenue	$135.3
Retail electric price	4.5
Net wholesale revenue	2.8
Fuel recovery	2.6
Volume/weather	2.3
Purchased power capacity	(2.1)
Rent from electric property	(3.2)
Other	1.5
2015 net revenue	$143.7

The retail electric price variance is primarily due to an annual base rate increase of $18.5 million, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case.

The net wholesale revenue variance is primarily due to higher capacity revenue resulting from the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas.

The fuel recovery variance is primarily due to an increase in recoverable fuel expenses as a result of a change in the application of the fuel factor. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the PUCT fuel cost proceedings.

The volume/weather variance is primarily due to an increase in unbilled sales volume, partially offset by a decrease of 188 GWh, or 4%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales and decreased industrial usage in various industries as compared to the same period in prior year. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Unbilled Revenue” in the Form 10-K for further discussion of the accounting for unbilled revenues.

The purchased power capacity variance is primarily due to increased expenses due to contract changes and price changes for ongoing purchased power capacity.

The rent from electric property variance is primarily due to a decrease in right-of-way revenues in the first quarter 2015 as compared to the first quarter 2014.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.4 million in fossil-fueled generation expenses resulting from an overall higher scope of work done compared to prior year; and

•	an increase of $2.3 million in transmission expenses primarily due to an increase in costs related to the participation in the MISO RTO.

The increase was partially offset by a decrease of $1.5 million in compensation and benefits costs primarily due to a decrease in the accrual for incentive-based compensation, partially offset by an increase in net periodic pension and other postretirement benefit costs as a result of lower discount rates and changes in retirement and mortality assumptions.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from an increase in the annual city franchise tax amortization and increases in ad valorem taxes and payroll taxes. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Interest expense decreased primarily due to the retirement, prior to maturity, of $150 million of 7.875% Series first mortgage bonds in June 2014, partially offset by the issuance of $135 million of 5.625% Series first mortgage bonds in May 2014.

Income Taxes

The effective income tax rate was 33.3% for the first quarter 2015. The difference in the effective income tax rate for the first quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes, partially offset by the provision for uncertain tax positions and certain book and tax differences related to utility plant items.

The effective income tax rate was 39.2% for the first quarter 2014. The difference in the effective income tax rate for the first quarter 2014 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$30,441	$46,488

Cash flow provided by (used in):
Operating activities	66,325	(1,319)
Investing activities	(57,511)	(19,764)
Financing activities	(23,743)	(23,481)
Net decrease in cash and cash equivalents	(14,929)	(44,564)

Cash and cash equivalents at end of period	$15,512	$1,924

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Entergy Texas’s operating activities provided $66.3 million of cash for the three months ended March 31, 2015 compared to using $1.3 million of cash for the three months ended March 31, 2014 primarily due to increased recovery of fuel costs compared to prior year and the timing of collections from customers.

Investing Activities

Net cash flow used in investing activities increased $37.7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to:

•	an increase in transmission construction expenditures due to a greater scope of projects in 2015;

•	an increase in fossil-fueled generation construction expenditures primarily due to a greater scope of work during plant outages in 2015; and

•	money pool activity.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $1.5 million for the three months ended March 31, 2015 compared to decreasing by $6.3 million for the three months ended March 31, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $0.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to money pool activity, substantially offset by $40 million in common stock dividends paid in 2014.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $39.2 million for the three months ended March 31, 2014.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2015	December 31, 2014
Debt to capital	61.6%	62.4%
Effect of excluding the securitization bonds	(11.5%)	(11.8%)
Debt to capital, excluding securitization bonds (a)	50.1%	50.6%
Effect of subtracting cash	(0.4%)	(0.9%)
Net debt to net capital, excluding securitization bonds (a)	49.7%	49.7%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

creditors in evaluating Entergy Texas’s financial condition because net debt indicates Entergy Texas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Texas’s receivables from the money pool were as follows:

March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013
(In Thousands)
$1,838	$306	($39,155)	$6,287

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2019.  The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2015, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2015, an $11 million letter of credit was outstanding under Entergy Texas’s letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Union Power Station Purchase Agreement

As discussed in the Form 10-K, in December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station. The purchase of the Union Power Station is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies.  These include regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act).  In December 2014, Entergy Texas filed its application with the PUCT seeking one of the two necessary PUCT approvals of the acquisition.  In April 2015 the Office of Public Utility Counsel filed testimony recommending that the Union Power Station transaction be determined not to be consistent with the public interest, and Texas Industrial Energy Consumers filed testimony concluding that serious concerns exist as to whether Entergy Texas needs the capacity of Union Power Station and whether Union Power Station is the most economical alternative. Also in April 2015, East Texas Electric Cooperative filed testimony raising certain transmission-related issues with respect to the proposed acquisition. In May 2015, PUCT staff filed testimony concluding that Entergy Texas had not adequately supported its demonstration of need for the facility or the extent of its due diligence in considering alternatives to the acquisition of Union Power Station. The PUCT staff further concluded that (i) Entergy Texas’ financial condition would remain adequate should it acquire the facility regardless of whether it was also allowed to recover its requested acquisition adjustment and (ii) Entergy Texas had not provided sufficient information for PUCT staff to determine the reasonable value of the facility. The PUCT has indicated that it will convene the hearing on the merits of the initial requested approval in June 2015.  Entergy Texas intends to file a rate application to seek cost recovery in the second quarter of 2015.  In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC and Entergy Arkansas filed its application with the APSC, each for approval of the acquisition and cost recovery.  The LPSC established a procedural schedule providing for a hearing on the merits in August 2015. The APSC established a procedural schedule providing for a hearing on the merits in September 2015. In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the HSR Act with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP, which will have the effect of extending the DOJ review period. In March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Closing is targeted to occur in late-2015.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
	(In Thousands)
OPERATING REVENUES
Electric	$411,211	$440,256

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	73,807	50,968
Purchased power	174,205	234,826
Other operation and maintenance	56,525	51,210
Taxes other than income taxes	18,270	16,498
Depreciation and amortization	24,847	24,515
Other regulatory charges - net	19,544	19,183
TOTAL	367,198	397,200

OPERATING INCOME	44,013	43,056

OTHER INCOME
Allowance for equity funds used during construction	1,224	845
Interest and investment income (loss)	(213)	303
Miscellaneous - net	64	(464)
TOTAL	1,075	684

INTEREST EXPENSE
Interest expense	20,996	22,661
Allowance for borrowed funds used during construction	(794)	(589)
TOTAL	20,202	22,072

INCOME BEFORE INCOME TAXES	24,886	21,668

Income taxes	8,295	8,503

NET INCOME	$16,591	$13,165

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$16,591	$13,165
Adjustments to reconcile net income to net cash flow provided by (used in) operating activities:
Depreciation and amortization	24,847	24,515
Deferred income taxes, investment tax credits, and non-current taxes accrued	(75,378)	(49,904)
Changes in assets and liabilities:
Receivables	22,233	(38,870)
Fuel inventory	(3,976)	79
Accounts payable	(14,776)	(15,089)
Prepaid taxes	66,279	43,701
Interest accrued	(8,952)	(8,948)
Deferred fuel costs	15,517	(26,901)
Other working capital accounts	4,686	32,814
Provisions for estimated losses	1,252	54
Other regulatory assets	26,065	25,034
Pension and other postretirement liabilities	(4,387)	(3,135)
Other assets and liabilities	(3,676)	2,166
Net cash flow provided by (used in) operating activities	66,325	(1,319)

INVESTING ACTIVITIES
Construction expenditures	(66,371)	(34,677)
Allowance for equity funds used during construction	1,237	845
Changes in money pool receivable - net	(1,532)	6,287
Changes in securitization account	9,155	7,781
Net cash flow used in investing activities	(57,511)	(19,764)

FINANCING ACTIVITIES
Retirement of long-term debt	(22,769)	(22,519)
Change in money pool payable - net	—	39,155
Dividends paid:
Common stock	—	(40,000)
Other	(974)	(117)
Net cash flow used in financing activities	(23,743)	(23,481)

Net decrease in cash and cash equivalents	(14,929)	(44,564)
Cash and cash equivalents at beginning of period	30,441	46,488
Cash and cash equivalents at end of period	$15,512	$1,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$29,004	$30,646
Income taxes	($933)	($928)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,926	$1,733
Temporary cash investments	13,586	28,708
Total cash and cash equivalents	15,512	30,441
Securitization recovery trust account	28,065	37,219
Accounts receivable:
Customer	67,565	70,993
Allowance for doubtful accounts	(499)	(672)
Associated companies	45,435	57,004
Other	10,363	10,985
Accrued unbilled revenues	33,108	38,363
Total accounts receivable	155,972	176,673
Deferred fuel costs	—	11,861
Accumulated deferred income taxes	5,369	669
Fuel inventory - at average cost	53,878	49,902
Materials and supplies - at average cost	34,811	33,892
Prepayments and other	14,761	29,211
TOTAL	308,368	369,868

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	647	655
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,674	19,085
TOTAL	20,697	20,116

UTILITY PLANT
Electric	3,820,069	3,761,847
Construction work in progress	108,637	125,425
TOTAL UTILITY PLANT	3,928,706	3,887,272
Less - accumulated depreciation and amortization	1,469,690	1,454,701
UTILITY PLANT - NET	2,459,016	2,432,571

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	122,787	123,407
Other regulatory assets (includes securitization property of $504,964 as of March 31, 2015 and $521,424 as of December 31, 2014)	896,642	922,087
Long-term receivables - associated companies	25,753	26,156
Other	16,031	13,880
TOTAL	1,061,213	1,085,530

TOTAL ASSETS	$3,849,294	$3,908,085

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,000	$200,000
Accounts payable:
Associated companies	84,166	91,481
Other	65,411	87,910
Customer deposits	43,202	44,308
Taxes accrued	68,128	1,849
Interest accrued	20,805	29,757
Deferred fuel costs	3,656	—
Other	10,477	18,238
TOTAL	495,845	473,543

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	975,718	1,046,618
Accumulated deferred investment tax credits	14,510	14,735
Other regulatory liabilities	5,334	5,125
Asset retirement cost liabilities	4,677	4,610
Accumulated provisions	13,470	12,218
Pension and other postretirement liabilities	106,645	111,011
Long-term debt (includes securitization bonds of $542,897 as of March 31, 2015 and $565,659 as of December 31, 2014)	1,256,274	1,278,931
Other	68,399	69,463
TOTAL	2,445,027	2,542,711

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2015 and 2014	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	376,976	360,385
TOTAL	908,422	891,831

TOTAL LIABILITIES AND EQUITY	$3,849,294	$3,908,085

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$49,452	$481,994	$355,581	$887,027

Net income	—	—	13,165	13,165
Common stock dividends	—	—	(40,000)	(40,000)

Balance at March 31, 2014	$49,452	$481,994	$328,746	$860,192

Balance at December 31, 2014	$49,452	$481,994	$360,385	$891,831

Net income	—	—	16,591	16,591

Balance at March 31, 2015	$49,452	$481,994	$376,976	$908,422

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

			Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$156	$165	($9)	(5)
Commercial	90	88	2	2
Industrial	91	95	(4)	(4)
Governmental	6	6	—	—
Total retail	343	354	(11)	(3)
Sales for resale:
Associated companies	58	75	(17)	(23)
Non-associated companies	7	12	(5)	(42)
Other	3	(1)	4	(400)
Total	$411	$440	($29)	(7)

Billed Electric Energy Sales (GWh):
Residential	1,459	1,533	(74)	(5)
Commercial	1,047	1,046	1	—
Industrial	1,609	1,722	(113)	(7)
Governmental	66	68	(2)	(3)
Total retail	4,181	4,369	(188)	(4)
Sales for resale:
Associated companies	1,188	1,030	158	15
Non-associated companies	93	136	(43)	(32)
Total	5,462	5,535	(73)	(1)

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

Net income remained relatively flat, increasing by $0.9 million, for the first quarter 2015 compared to the first quarter 2014.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$223,179	$127,142

Cash flow provided by (used in):
Operating activities	39,719	85,670
Investing activities	(35,153)	(119,532)
Financing activities	(51,837)	(9,075)
Net decrease in cash and cash equivalents	(47,271)	(42,937)

Cash and cash equivalents at end of period	$175,908	$84,205

Operating Activities

Net cash flow provided by operating activities decreased $46 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to higher interest paid on the Grand Gulf sale-leaseback obligation as a result of the renewal in December 2013 and an increase of $19.7 million in income tax payments in 2015. System Energy had income tax payments of $25.3 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit. The decrease in cash provided was partially offset by a decrease in spending on nuclear refueling outages in 2015 as compared to the same period in 2014. See Note 10 to the financial statements in the Form 10-K for details on the Grand Gulf sale-leaseback obligation.

Investing Activities

Net cash flow used in investing activities decreased $84.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

services deliveries, and the timing of cash payments during the nuclear fuel cycle, partially offset by money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $20.9 million for the three months ended March 31, 2015 compared to increasing by $9 million for the three months ended March 31, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used by financing activities increased $42.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to repayments of $20.4 million on the nuclear fuel company variable interest entity’s credit facility in 2015 compared to borrowings of $52.7 million on the nuclear fuel company variable interest entity’s credit facility in 2014. The increase was partially offset by a decrease of $35.3 million in principal payments on the Grand Gulf sale-leaseback obligation in 2015 compared to 2014. See Note 10 to the financial statements in the Form 10-K for details on the Grand Gulf sale-leaseback obligation.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2015	December 31, 2014
Debt to capital	44.4%	45.7%
Effect of subtracting cash	(7.0%)	(8.8%)
Net debt to net capital	37.4%	36.9%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of System Energy’s uses and sources of capital. Following are additional updates to the information provided in the Form 10-K.

System Energy’s receivables from the money pool were as follows:

March 31, 2015	December 31, 2014	March 31, 2014	December 31, 2013
(In Thousands)
$23,246	$2,373	$18,244	$9,223

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016.  As of March 31, 2015, no letters of credit were outstanding under the credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

In April 2015 the System Energy nuclear fuel company variable interest entity redeemed, at maturity, its $60 million of 5.33% Series G Notes.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy’s accounting for nuclear decommissioning costs and qualified pension and other postretirement benefits.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014
	(In Thousands)
OPERATING REVENUES
Electric	$156,039	$157,667

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	20,473	14,148
Nuclear refueling outage expenses	5,682	6,182
Other operation and maintenance	35,706	34,678
Decommissioning	11,703	10,192
Taxes other than income taxes	7,208	6,522
Depreciation and amortization	37,060	37,326
Other regulatory credits - net	(9,577)	(3,410)
TOTAL	108,255	105,638

OPERATING INCOME	47,784	52,029

OTHER INCOME
Allowance for equity funds used during construction	1,651	1,218
Interest and investment income	4,213	4,415
Miscellaneous - net	(221)	(105)
TOTAL	5,643	5,528

INTEREST EXPENSE
Interest expense	13,013	14,247
Allowance for borrowed funds used during construction	(436)	(167)
TOTAL	12,577	14,080

INCOME BEFORE INCOME TAXES	40,850	43,477

Income taxes	15,317	18,858

NET INCOME	$25,533	$24,619

See Notes to Financial Statements.

(page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$25,533	$24,619
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	66,660	57,987
Deferred income taxes, investment tax credits, and non-current taxes accrued	(10,618)	28,873
Changes in assets and liabilities:
Receivables	2,952	47,002
Accounts payable	(6,919)	21,210
Prepaid taxes and taxes accrued	(14,444)	(26,542)
Interest accrued	(14,282)	7,477
Other working capital accounts	600	(46,388)
Other regulatory assets	(2,493)	2,890
Pension and other postretirement liabilities	(3,188)	(1,981)
Other assets and liabilities	(4,082)	(29,477)
Net cash flow provided by operating activities	39,719	85,670

INVESTING ACTIVITIES
Construction expenditures	(13,324)	(19,056)
Allowance for equity funds used during construction	1,651	1,218
Nuclear fuel purchases	(16,699)	(128,204)
Proceeds from the sale of nuclear fuel	22,563	43,992
Proceeds from nuclear decommissioning trust fund sales	78,361	130,315
Investment in nuclear decommissioning trust funds	(86,832)	(138,776)
Changes in money pool receivable - net	(20,873)	(9,021)
Net cash flow used in investing activities	(35,153)	(119,532)

FINANCING ACTIVITIES
Retirement of long-term debt	(11,405)	(46,743)
Changes in credit borrowings - net	(20,404)	52,684
Dividends paid:
Common stock	(20,000)	(15,000)
Other	(28)	(16)
Net cash flow used in financing activities	(51,837)	(9,075)

Net decrease in cash and cash equivalents	(47,271)	(42,937)
Cash and cash equivalents at beginning of period	223,179	127,142
Cash and cash equivalents at end of period	$175,908	$84,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$26,208	$4,894
Income taxes	$25,304	$5,564

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$4,424	$789
Temporary cash investments	171,484	222,390
Total cash and cash equivalents	175,908	223,179
Accounts receivable:
Associated companies	80,135	60,907
Other	4,410	5,717
Total accounts receivable	84,545	66,624
Materials and supplies - at average cost	80,975	80,049
Deferred nuclear refueling outage costs	20,937	26,580
Prepayments and other	6,429	2,312
TOTAL	368,794	398,744

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	696,223	679,840
TOTAL	696,223	679,840

UTILITY PLANT
Electric	4,246,650	4,244,902
Property under capital lease	573,784	573,784
Construction work in progress	56,391	50,382
Nuclear fuel	226,937	251,376
TOTAL UTILITY PLANT	5,103,762	5,120,444
Less - accumulated depreciation and amortization	2,854,193	2,819,688
UTILITY PLANT - NET	2,249,569	2,300,756

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	105,891	105,882
Other regulatory assets	338,097	335,613
Other	8,624	9,251
TOTAL	452,612	450,746

TOTAL ASSETS	$3,767,198	$3,830,086

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$64,906	$76,310
Short-term borrowings	—	20,404
Accounts payable:
Associated companies	2,642	6,252
Other	28,111	33,096
Taxes accrued	8,823	23,267
Accumulated deferred income taxes	12,005	14,175
Interest accrued	18,914	33,196
Other	2,366	2,365
TOTAL	137,767	209,065

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	800,309	808,171
Accumulated deferred investment tax credits	51,163	49,313
Other regulatory liabilities	371,806	371,110
Decommissioning	769,620	757,918
Pension and other postretirement liabilities	125,964	129,152
Long-term debt	634,523	634,496
Other	2	350
TOTAL	2,753,387	2,750,510

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2015 and 2014	789,350	789,350
Retained earnings	86,694	81,161
TOTAL	876,044	870,511

TOTAL LIABILITIES AND EQUITY	$3,767,198	$3,830,086

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$789,350	$86,757	$876,107

Net income	—	24,619	24,619
Common stock dividends	—	(15,000)	(15,000)

Balance at March 31, 2014	$789,350	$96,376	$885,726

Balance at December 31, 2014	$789,350	$81,161	$870,511

Net income	—	25,533	25,533
Common stock dividends	—	(20,000)	(20,000)

Balance at March 31, 2015	$789,350	$86,694	$876,044

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “PART I, Item 1, Litigation” in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Following are updates to that discussion. Also see “Item 5, Other Information, Environmental Regulation” below, for updates regarding environmental proceedings and regulation.

Texas Power Price Lawsuit

See Note 2 to the financial statements for a discussion of this proceeding.

Mississippi Attorney General Complaint

See Note 2 to the financial statements for a discussion of this proceeding.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

1/01/2015-1/31/2015	—	$—	—	$350,052,918
2/01/2015-2/28/2015	—	$—	—	$350,052,918
3/01/2015-3/31/2015	325,400	$77.07	325,400	$350,052,918
Total	325,400	$—	325,400

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2015, Entergy withheld 35,473 shares of its common stock at $88.83 per share, 40,050 shares of its common stock at $88.15 per share, 42,706 shares of its common stock at $87.51 per share, and 36,721 shares of its common stock at $88.67 per share to pay income taxes due upon vesting of restricted stock granted and performance unit payout as part of its long-term incentive program.

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1 in the Form 10-K for information regarding litigation against the DOE related to the DOE’s breach of its obligation to remove spent fuel from nuclear sites. Following is an update to that discussion. In April 2015 the U.S. Court of Federal Claims issued a judgment in favor of Entergy Arkansas and against the DOE in the second round ANO damages case in the amount of $29.4 million. Also in April 2015 the U.S. Court of Federal Claims issued a judgment in favor of System Energy and against the DOE in the second round Grand Gulf damages case in the amount of $44.4 million. These decisions may be appealed by either party. Management cannot predict the timing or amount of receipt of funds pursuant to these judgments.

Nuclear Plant Decommissioning

See the discussion in Part I, Item 1 in the Form 10-K for information regarding decommissioning funding for the nuclear plants.  Following is an update to that discussion.  In March 2015, filings with the NRC were made for all Entergy subsidiaries’ nuclear plants reporting on decommissioning funding.  Those reports all showed that decommissioning funding for those nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA initially has indicated that it will delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard. In July 2013 EPA issued final designations for these areas. In Entergy’s utility service territory, only St. Bernard Parish in Louisiana is designated as non-attainment for the SO2 1-hour national ambient air quality standard of 75 parts per billion. Entergy does not have a generation asset in that parish. Pursuant to a court order issued in Sierra Club v. McCarthy, No. 13-3953 (N.D. Cal.), the EPA will finalize another round of designations by July 2, 2016, for areas with newly monitored violations of the 2010 standard and those with stationary sources that emit over a threshold amount of SO2. Counties and parishes in which Entergy owns and operates fossil generating facilities that are expected to be assessed in this round of designations include Independence County and Jefferson County, Arkansas and Calcasieu Parish, Louisiana. In other areas, analysis is required once the EPA issues additional final regulations and guidance. Additional capital projects or operational changes may be required for Entergy facilities in areas eventually designated as in non-attainment of the standard or as contributing to non-attainment areas.

Regional Haze

In June 2005 the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology (BART) on certain of Entergy’s fossil generation units.  The rule leaves certain CAVR determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.   In October 2011 the EPA released a proposed rule addressing the Arkansas Regional Haze SIP.  In the proposal the EPA disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.  The final rule was published, mostly unchanged, in March 2012 and became final in April 2012.  This triggered a two-year timeframe in which the EPA was required to either approve a revised SIP issued by Arkansas or issue a Federal Implementation Plan (FIP).  This two-year time frame expired in April 2014. Pursuant to a consent decree between the Sierra Club and the EPA, the agency is to issue a final FIP for Arkansas Regional Haze by no later than December 15, 2015. In April 2015 the EPA published a proposed FIP for Arkansas, taking comment on requiring installation of scrubbers and low NOx burners on both units at the White Bluff plant and both units at the Independence plant and NOx controls at the Lake Catherine plant. Entergy is reviewing the proposed FIP and expects to comment by the deadline. These decisions could impact the timing and level of control installation at Entergy's coal units in Arkansas.

Coal Combustion Residuals

In June 2010 the EPA issued a proposed rule on coal combustion residuals (CCRs) that contained two primary regulatory options: (1) regulating CCRs destined for disposal in landfills or received (including stored) in surface impoundments as so-called “special wastes” under the hazardous waste program of RCRA Subtitle C; or (2) regulating CCRs destined for disposal in landfills or surface impoundments as non-hazardous wastes under Subtitle D of RCRA.  Under both options, CCRs that are beneficially reused in certain processes would remain excluded from hazardous waste regulation. In April 2015 the EPA published the final CCR rule with the material being regulated under the second scenario presented above - as non-hazardous wastes regulated under RCRA Subtitle D.

The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse. Entergy expects to record asset retirement obligations in the second quarter 2015 at Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Mississippi, and Entergy Texas, the effects of which are not expected to affect materially the results of operations, financial position, or cash flows.

Other Environmental Matters

Entergy Arkansas

In April 2014 an EF4 tornado impacted two substation transformers in Entergy Arkansas’s Mayflower EHV substation. The tornado caused a release of approximately 25,000 gallons of non-PCB transformer oils, which subsequently flowed into a creek on Entergy Arkansas property. A report was made to the National Response Center, and several environmental agencies responded. Entergy initiated spill response activities within hours of the release with eventual oversight of the EPA and Arkansas Department of Environmental Quality personnel. At the direction of the agencies, Entergy Arkansas has installed several temporary monitoring and recovery wells throughout the site and has regularly pumped and sampled the wells to determine the site meets regulatory screening limits. Recovery and sampling operations will continue at the site until these limits are achieved; it is anticipated that this process could take up to two years to complete. Entergy Arkansas believes that its remaining liability at the site will not materially exceed the existing clean-up provision of $0.5 million.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2010	2011	2012	2013	2014	2015
Entergy Arkansas	3.91	4.31	3.79	3.62	3.08	2.76
Entergy Gulf States Louisiana	3.58	4.36	3.48	3.63	3.84	3.79
Entergy Louisiana	3.41	1.86	2.08	3.13	3.23	3.29
Entergy Mississippi	3.35	3.55	2.79	3.19	3.23	3.21
Entergy New Orleans	4.43	5.37	3.02	1.93	3.96	4.29
Entergy Texas	2.10	2.34	1.76	1.94	2.39	2.45
System Energy	3.64	3.85	5.12	5.66	4.04	4.05

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					March 31,
	2010	2011	2012	2013	2014	2015
Entergy Arkansas	3.60	3.83	3.36	3.25	2.76	2.49
Entergy Gulf States Louisiana	3.54	4.30	3.43	3.57	3.78	3.74
Entergy Louisiana	3.19	1.70	1.93	2.92	3.03	3.09
Entergy Mississippi	3.16	3.27	2.59	2.97	3.00	2.97
Entergy New Orleans	4.08	4.74	2.67	1.74	3.56	3.85

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(b) -	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(c) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

12(d) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(e) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

12(f) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

12(g) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

32(a) -	Section 1350 Certification for Entergy Corporation.

32(b) -	Section 1350 Certification for Entergy Corporation.

32(c) -	Section 1350 Certification for Entergy Arkansas.

32(d) -	Section 1350 Certification for Entergy Arkansas.

32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

32(g) -	Section 1350 Certification for Entergy Louisiana.

32(h) -	Section 1350 Certification for Entergy Louisiana.

32(i) -	Section 1350 Certification for Entergy Mississippi.

32(j) -	Section 1350 Certification for Entergy Mississippi.

32(k) -	Section 1350 Certification for Entergy New Orleans.

32(l) -	Section 1350 Certification for Entergy New Orleans.

32(m) -	Section 1350 Certification for Entergy Texas.

32(n) -	Section 1350 Certification for Entergy Texas.

32(o) -	Section 1350 Certification for System Energy.

32(p) -	Section 1350 Certification for System Energy.

101 INS -	XBRL Instance Document.

101 SCH -	XBRL Taxonomy Extension Schema Document.

101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

101 LAB -	XBRL Taxonomy Label Linkbase Document.

101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

101 DEF -	XBRL Definition Linkbase Document.
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

Date:    May 7, 2015