Form 10-Q
period 2015-06-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC; ENTERGY NEW ORLEANS INC; ENTERGY GULF STATES LOUISIANA, LLC
filed 2015-08-06
CIK 65984, 202584, 1427437, 66901, 1348952, 7323, 71508, 44570

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	1-35747	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

0-20371	ENTERGY GULF STATES LOUISIANA, L.L.C. (a Louisiana limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 74-0662730	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 9425 Pinecroft The Woodlands, Texas 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 75-3206126	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Gulf States Louisiana, L.L.C.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 31, 2015
Entergy Corporation	($0.01 par value)	179,528,314

Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States Louisiana, L.L.C., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2014 and the Quarterly Report for Form 10-Q for the quarter ended March 31, 2015, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2015

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2015

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

Results of Operations

Second Quarter 2015 Compared to Second Quarter 2014

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2015 to the second quarter 2014 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2nd Quarter 2014 Consolidated Net Income (Loss)	$212,134	$26,463	($44,316)	$194,281

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	70,002	(120,622)	(745)	(51,365)
Other operation and maintenance	55,441	(47,189)	4,678	12,930
Asset write-off, impairments, and related charges	—	(1,667)	—	(1,667)
Taxes other than income taxes	2,232	1,676	(266)	3,642
Depreciation and amortization	16,170	(7,100)	(458)	8,612
Other income	2,882	12,856	(4,160)	11,578
Interest expense	6,873	2,560	(5,428)	4,005
Other expenses	5,353	(3,141)	—	2,212
Income taxes	(5,086)	(22,897)	(979)	(28,962)

2nd Quarter 2015 Consolidated Net Income (Loss)	$204,035	($3,545)	($46,768)	$153,722

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the second quarter 2015 to the second quarter 2014:

Amount
(In Millions)
2014 net revenue	$1,418
Retail electric price	44
Volume/weather	31
Other	(5)
2015 net revenue	$1,488

The retail electric price variance is primarily due to:

•	formula rate plan increases at Entergy Gulf States Louisiana and Entergy Louisiana, as approved by the LPSC, effective December 2014 and January 2015;

•	an annual net rate increase at Entergy Mississippi of $16 million, effective February 2015, as a result of the MPSC order in the June 2014 rate case; and

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

The volume/weather variance is primarily due to the effect of weather on residential and commercial sales and an increase in unbilled sales volume, partially offset by a decrease in industrial usage.  The decrease in industrial usage is primarily due to extended seasonal outages for existing large refinery customers, partially offset by new customers and expansion projects primarily in the chemicals industry. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Unbilled Revenue” in the Form 10-K for further discussion of the accounting for unbilled revenues.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the second quarter 2015 to the second quarter 2014:

Amount
(In Millions)
2014 net revenue	$471
Vermont Yankee shutdown in December 2014	(55)
Nuclear realized price changes	(48)
Nuclear volume, excluding Vermont Yankee	(25)
Other	7
2015 net revenue	$350

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $121 million in the second quarter 2015 compared to the second quarter 2014 primarily due to:

•	a decrease in net revenue as a result of Vermont Yankee ceasing power production in December 2014;

•	lower realized wholesale energy prices and lower capacity prices; and

•	lower volume in the Entergy Wholesale Commodities nuclear fleet resulting from more refueling and unplanned outage days in the second quarter 2015 as compared to the second quarter 2014.

Following are key performance measures for Entergy Wholesale Commodities for the second quarter 2015 and 2014:

	2015	2014
Owned capacity (MW) (a)	5,463	6,068
GWh billed	9,578	11,533
Average revenue per MWh	$45.87	$49.75

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	89%	95%
GWh billed	8,555	10,588
Average revenue per MWh	$45.84	$49.79
Refueling Outage Days:
Pilgrim	34	—

(a)	The reduction in owned capacity is due to the retirement of the 605 MW Vermont Yankee plant in December 2014.

Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” in the Form 10-K for a discussion of the effects of sustained low natural gas prices and power market structure challenges on market prices for electricity in the New York and New England power regions over the past few years. As shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments,” Entergy Wholesale Commodities has sold forward 88% of its planned nuclear energy output for the second half of 2015 for an expected average contracted energy price of $44 per MWh based on market prices at June 30, 2015. In addition, Entergy Wholesale Commodities has sold forward 81% of its planned nuclear energy output for 2016 for an expected average contracted energy price of $47 per MWh based on market prices at June 30, 2015.

The market price trend presents a challenging economic situation for the Entergy Wholesale Commodities plants. The challenge is greater for some of these plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. In addition, currently the market structure in which the plants operate does not adequately compensate merchant nuclear plants for their environmental and fuel diversity benefits in the region. If, in the future, economic conditions or regulatory activity no longer support the continued operation or recovery of the costs of a plant it could adversely affect Entergy’s results of operations through loss of revenue, impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs.

Impairment of long-lived assets and nuclear decommissioning costs, and the factors that influence these items, are both discussed in the Form 10-K in “Critical Accounting Estimates.”

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $556 million for the second quarter 2014 to $612 million for the second quarter 2015 primarily due to:

•
an increase of $27 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, and an increase in regulatory compliance costs. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in second quarter 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “ANO Damage, Outage, and NRC Reviews” below and in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews;

•
an increase of $9 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. The net income effect is partially offset due to the method of recovery of these costs in certain jurisdictions.  See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;

•	an increase of $9 million in distribution expenses primarily due to vegetation maintenance;

•	an increase of $8 million in energy efficiency costs. These costs are recovered through energy efficiency riders and have a minimal effect on net income;

•	an increase of $6 million in fossil-fueled generation expenses primarily due to an increase in scope of work during second quarter 2015 compared to second quarter 2014; and

•	an increase of $5 million due to the timing of annual Nuclear Electric Insurance Limited distributions received in 2015 as compared to 2014.

The increase was partially offset by a decrease of $7 million related to incentives recognized as a result of participation in energy efficiency programs and a decrease of $5 million in storm damage accruals primarily at Entergy Mississippi. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Ninemile Unit 6 project which was placed in service in December 2014.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $259 million for the second quarter 2014 to $212 million for the second quarter 2015 primarily due to the shutdown of Vermont Yankee, which ceased power production in December 2014.

Depreciation and amortization expenses decreased primarily due to decreases in depreciable asset balances as a result of the shutdown of Vermont Yankee, which ceased power production in December 2014. See Note 1 to the financial statements in the Form 10-K for further discussion of impairment of long-lived assets.

Other income increased primarily due to realized decommissioning trust gains in the second quarter 2015 that resulted from portfolio reallocations for the Vermont Yankee nuclear decommissioning trust funds.

Income Taxes

The effective income tax rate was 39.4% for the second quarter 2015. The difference in the effective income tax rate for the second quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The effective income tax rate was 39.9% for the second quarter 2014. The difference in the effective income tax rate for the second quarter 2014 versus the federal statutory rate of 35% was primarily due to state income taxes, the provision for uncertain tax positions, and certain book and tax differences related to utility plant items.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2015 to the six months ended June 30, 2014 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2014 Consolidated Net Income (Loss)	$417,574	$268,933	($86,173)	$600,334

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	143,119	(342,060)	(1,659)	(200,600)
Other operation and maintenance	113,630	(67,486)	1,186	47,330
Asset write-off, impairments, and related charges	—	(3,937)	—	(3,937)
Taxes other than income taxes	12,430	(5,944)	211	6,697
Depreciation and amortization	27,903	(14,984)	(1,044)	11,875
Other income	17,222	35,797	(9,263)	43,756
Interest expense	12,731	3,414	(7,451)	8,694
Other expenses	8,334	3,303	—	11,637
Income taxes	(28,899)	(71,583)	5,025	(95,457)

2015 Consolidated Net Income (Loss)	$431,786	$119,887	($95,022)	$456,651

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2015 to the six months ended June 30, 2014:

Amount
(In Millions)
2014 net revenue	$2,755
Retail electric price	112
Volume/weather	40
MISO deferral	(19)
Other	10
2015 net revenue	$2,898

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to:

•	formula rate plan increases at Entergy Gulf States Louisiana and Entergy Louisiana, as approved by the LPSC, effective December 2014 and January 2015;

•	an annual net rate increase at Entergy Mississippi of $16 million, effective February 2015, as a result of the MPSC order in the June 2014 rate case; and

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

The volume/weather variance is primarily due to an increase in unbilled sales volume and an increase in industrial usage.  The increase in industrial usage is primarily due to new customers and expansion projects primarily in the chemicals industry, partially offset by extended seasonal outages for existing large refinery customers and in the industrial gases industry. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Unbilled Revenue” in the Form 10-K for further discussion of the accounting for unbilled revenues.

The MISO deferral variance is primarily due to the deferral in 2014 of non-fuel MISO-related charges, as approved by the LPSC and the MPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2015 to the six months ended June 30, 2014:

Amount
(In Millions)
2014 net revenue	$1,219
Vermont Yankee shutdown in December 2014	(209)
Nuclear realized price changes	(147)
Mark-to-market, excluding Vermont Yankee	(52)
Nuclear volume, excluding Vermont Yankee	42
Other	24
2015 net revenue	$877

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $342 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•	a decrease in net revenue as a result of Vermont Yankee ceasing power production in December 2014;

•	lower realized wholesale energy prices and lower capacity prices; and

•
mark-to-market activity, which was negative for the six months ended June 30, 2015. In the fourth quarter 2014, Entergy Wholesale Commodities entered into electricity derivative instruments that were not designated as hedges, including additional financial power sales to lock in margins on some in-the-money purchased call options. When these positions settled, the turnaround of the positive year-end 2014 mark contributed to the negative mark-to-market variance for the six months ended June 30, 2015. In the fourth quarter 2013, Entergy

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Wholesale Commodities also entered into similar transactions. The effect of increases in forward prices resulted in negative mark-to-market activity in fourth quarter 2013. The turnaround of the negative year-end 2013 mark resulted in a positive mark in the six months ended June 30, 2014, which also contributed to the negative mark-to-market variance for the six months ended June 30, 2015. See Note 16 to the financial statements in the Form 10-K and Note 8 to the financial statements herein for discussion of derivative instruments.

The decrease was partially offset by higher volume in the Entergy Wholesale Commodities nuclear fleet resulting from fewer refueling outage days in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and larger exercise of resupply options in the six months ended June 30, 2014 compared to the six months ended June 30, 2015, partially offset by more unplanned outage days in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Following are key performance measures for Entergy Wholesale Commodities for the six months ended June 30, 2015 and 2014:

	2015	2014
Owned capacity (MW) (a)	5,463	6,068
GWh billed	19,170	21,547
Average revenue per MWh	$56.44	$68.77

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	89%	89%
GWh billed	17,173	19,667
Average revenue per MWh	$55.85	$67.83
Refueling Outage Days:
Indian Point 2	—	24
Indian Point 3	23	—
Palisades	—	56
Pilgrim	34	—

(a)	The reduction in owned capacity is due to the retirement of the 605 MW Vermont Yankee plant in December 2014.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,054 million for the six months ended June 30, 2014 to $1,167 million for the six months ended June 30, 2015 primarily due to:

•
an increase of $39 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs, higher labor costs, including contract labor, and an overall higher scope of work done in 2015 as compared to the same period in 2014. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “ANO Damage, Outage, and NRC Reviews” below and in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews;

•
an increase of $23 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done in 2015 as compared to the same period in 2014 and higher long-term service agreement costs as a result of increased operation of certain plants;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase of $16 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. The net income effect is partially offset due to the method of recovery of these costs in certain jurisdictions.  See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;

•
an increase of $15 million in energy efficiency costs, including the effects of true-ups to the energy efficiency filings for fixed costs to be collected from customers.  These costs are recovered through energy efficiency riders and have a minimal effect on net income; and

•	an increase of $12 million in distribution expenses primarily due to vegetation maintenance.

Taxes other than income taxes increased primarily due to increases in payroll taxes and ad valorem taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Ninemile Unit 6 project which was placed in service in December 2014.

Other income increased primarily due to:

•
an increase in realized gains on decommissioning trust fund investments in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. There is no effect on net income as the trust fund realized gains are offset by a corresponding amount of regulatory charges; and

•
an increase in income earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. The distributions on preferred membership interests are eliminated in consolidation and have no effect on Entergy’s net income because the investment is in another Entergy subsidiary. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

The increase was partially offset by a decrease in allowance for equity funds used during construction due to a higher construction work in progress balance in 2014, which included the Ninemile Unit 6 project which was placed in service in December 2014.

Interest expense increased primarily due to net debt issuances in the fourth quarter 2014 by certain Utility operating companies including the issuance by Entergy Louisiana in November 2014 of $250 million of 4.95% Series first mortgage bonds due January 2045 and the issuance by Entergy Arkansas in December 2014 of $250 million of 4.95% Series first mortgage bonds due December 2044.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $492 million for the six months ended June 30, 2014 to $425 million for the six months ended June 30, 2015 primarily due to the shutdown of Vermont Yankee, which ceased power production in December 2014. The decrease was partially offset by lower deferral of costs for future amortization as a result of fewer refueling outage days.

Depreciation and amortization expenses decreased primarily due to decreases in depreciable asset balances as a result of the shutdown of Vermont Yankee, which ceased power production in December 2014. See Note 1 to the financial statements in the Form 10-K for further discussion of impairment of long-lived assets.

Other income increased primarily due to higher realized gains on decommissioning trust fund investments in 2015 as compared to 2014, including portfolio reallocations for the Vermont Yankee nuclear decommissioning trust funds.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 35.4% for the six months ended June 30, 2015. The difference in the effective income tax rate for the six months ended June 30, 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS and book and tax differences related to the allowance for equity funds used during construction. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

The effective income tax rate was 36.5% for the six months ended June 30, 2014. The difference in the effective income tax rate for the six months ended June 30, 2014 versus the federal statutory rate of 35% was primarily due to the provision for uncertain tax positions and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and from a deferred state income tax reduction related to a New York tax law change. See Note 3 to the financial statements in the Form 10-K for a discussion of the New York tax law change.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See the Form 10-K for a discussion of the NRC operating licenses for Indian Point 2 and Indian Point 3 and the NRC license renewal joint application in process for these plants.  Following are updates to the discussion regarding the NRC and related proceedings.

In March 2015 the NRC resolved the remaining appeals from the ASLB’s Track 1 decisions in favor of Entergy and NRC staff. Those appeals addressed electrical transformers and environmental justice. All filings in response to the NRC’s request for additional information on Severe Accident Mitigation Alternatives (SAMA) issues raised by the pending two SAMA-related appeals have been completed. There is no deadline for the NRC to act on the SAMA-related appeals.

In March 2015 the ASLB granted New York State’s motions to amend and update two of the remaining three previously-admitted Track 2 contentions. The ASLB scheduled Track 2 hearings for November 2015.

As discussed in the Form 10-K, independent of the ASLB process, the NRC staff has performed its technical and environmental reviews of the Indian Point 2 and Indian Point 3 license renewal application. In June 2015 the NRC staff advised the ASLB that the schedule for issuance of a further Final Supplemental Environmental Impact Statement (FSEIS) supplement to address new information would be postponed by six months. Under the updated schedule, the new final FSEIS supplement is expected to be issued in September 2016.

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

In March 2015, New York State Department of State’s (NYSDOS) motion for reargument or, alternatively, for leave to appeal the December 2014 Coastal Zone Management Act grandfathering decision to the New York State Court of Appeals was denied by the Appellate Division. In April 2015, as permitted by New York rules, NYSDOS filed a separate motion directly with the State Court of Appeals requesting leave to appeal that decision. The State Court of Appeals granted NYSDOS’s motion for leave to appeal in June 2015 and scheduled briefing on the appeal through January 2016.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In June 2015, Entergy and NYSDOS executed an agreement extending their agreement intended to preserve the parties’ respective positions on the effectiveness of Entergy’s November 2014 notice withdrawing the Indian Point consistency certification. Under the extension agreement, if NYSDOS is correct that withdrawal was not effective, the parties will be deemed to have agreed to a stay until September 28, 2015, thus making the deemed deadline for decision on the 2012 consistency certification October 5, 2015.

ANO Damage, Outage, and NRC Reviews

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

As discussed in the Form 10-K, in January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.” In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column will require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental costs of approximately $50 million in 2015, of which $18 million has been incurred as of June 30, 2015, and approximately $35 million in 2016 to prepare for the NRC inspection expected to occur in early 2016.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2015	December 31, 2014
Debt to capital	57.0%	57.6%
Effect of excluding the securitization bonds	(1.4%)	(1.4%)
Debt to capital, excluding securitization bonds (a)	55.6%	56.2%
Effect of subtracting cash	(1.7%)	(2.8%)
Net debt to net capital, excluding securitization bonds (a)	53.9%	53.4%

(a)	Calculation excludes the Arkansas, Louisiana, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, and Entergy Texas, respectively.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy’s financial condition because net debt indicates Entergy’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2015 was 1.94% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2015:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$271	$9	$3,220

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

In January 2015, Entergy Nuclear Vermont Yankee entered into a credit facility with a borrowing capacity of $60 million and an uncommitted credit facility with a borrowing capacity of $85 million. Both facilities are guaranteed by Entergy Corporation and will expire in January 2018. As of June 30, 2015, no amounts were outstanding under these facilities. See Note 4 to the financial statements herein for additional discussion of these facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion. As of June 30, 2015, Entergy Corporation had $895 million of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2015 was 0.89%.

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

Union Power Station Purchase Agreement

As discussed in the Form 10-K, in December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station. The Union Power Station is a 1,980 MW (summer rating) power generation facility that consists of four power blocks, each rated at 495 MW. The purchase of the Union Power Station is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies.

In December 2014, Entergy Texas filed its application for Certificate of Convenience and Necessity (CCN) with the PUCT seeking one of the two necessary PUCT approvals of the acquisition.  In April 2015 intervenors, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers, and the East Texas Electric Cooperative each

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

filed testimony opposing the transaction. In May 2015, PUCT staff filed testimony opposing the transaction. The PUCT held a hearing in June 2015 on Entergy Texas’s CCN application, resulting in a PUCT request for additional testimony, which Entergy Texas and intervenors filed in June and July 2015. In a separate proceeding initiated in June 2015, Entergy Texas filed a rate application to seek cost recovery of its power block acquisition costs and other costs.  In July 2015 the PUCT requested briefing on legal and policy issues related to post-test year adjustments and other rate-recovery issues in Entergy Texas’s base rate case. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the CCN filing and withdraw the rate case. In July 2015, Entergy Texas withdrew the rate case and, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application. On July 30, 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans, subject to City Council approval and the satisfaction of other conditions to close the transaction. The acquisition by Entergy New Orleans would replace the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. Entergy New Orleans will file an application for authorization to proceed with the acquisition and plans to seek City Council resolution by a date that would support closing the transaction by the end of 2015.

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery.  In May 2015 the LPSC staff and intervenors filed testimony. The LPSC staff supports the transaction. In June 2015, Entergy Gulf States Louisiana filed rebuttal testimony. Supplemental testimony was submitted in July 2015 explaining the reallocation of one of the power blocks to Entergy New Orleans. A hearing is scheduled in September 2015 with a decision expected in fourth quarter 2015.

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery.  The APSC staff and the Arkansas Attorney General filed testimony stating that the acquisition is in the public interest. Only one party intervened opposing the acquisition. In July 2015, Entergy Arkansas filed rebuttal testimony. A hearing is scheduled in September 2015 with a decision expected in November 2015.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Closing is targeted to occur in late-2015.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its July 2015 meeting, the Board declared a dividend of $0.83 per share, which is the same quarterly dividend per share that Entergy has paid since the second quarter 2010.

Sources of Capital

In July 2015, Entergy Corporation issued $650 million of 4.0% Series senior notes due July 2022. Entergy Corporation will use the proceeds to pay, at maturity, its $550 million of 3.625% Series senior notes due September 2015, to repay a portion of its commercial paper outstanding, and to repay borrowings under the Entergy Corporation credit facility.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Hurricane Isaac

See the Form 10-K for a discussion of damages caused by Hurricane Isaac in August 2012. In May 2015, the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs,  the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million for estimated up-front financing costs associated with the securitization. See Note 4 to the financial statements herein for a discussion of the July 2015 issuance of the securitization bonds.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
	(In Millions)
Cash and cash equivalents at beginning of period	$1,422	$739

Cash flow provided by (used in):
Operating activities	1,338	1,529
Investing activities	(1,370)	(1,391)
Financing activities	(480)	(227)
Net decrease in cash and cash equivalents	(512)	(89)

Cash and cash equivalents at end of period	$910	$650

Operating Activities

Net cash flow provided by operating activities decreased $191 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•	lower Entergy Wholesale Commodities net revenues in 2015 as compared to the same period in 2014, as discussed previously;

•
an increase in income tax payments of $71 million primarily due to payments made in 2015 for the final settlement of amounts outstanding associated with the 2006-2007 IRS audit. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit;

•
an increase in spending of $50 million in 2015 related to Vermont Yankee, including severance and retention payments accrued in 2014 and defueling activities that took place after the plant ceased power production in December 2014;

•
an increase of $28 million in interest paid in 2015 compared to the same period in 2014 primarily due to an increase in interest paid on the Grand Gulf sale-leaseback obligation. See Note 10 to the financial statements in the Form 10-K for details of the Grand Gulf sale-leaseback obligation; and

•
an increase of $26 million in pension contributions in 2015. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by:

•	increased recovery of fuel costs in 2015 as compared to the same period in 2014;

•	higher Utility net revenues in 2015 as compared to the same period in 2014, as discussed above;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	a decrease of $32 million in storm restoration spending in 2015 as compared to the same period in 2014; and

•	a decrease of $24 million in spending on nuclear refueling outages in 2015 as compared to the same period in 2014.

Investing Activities

Net cash flow used in investing activities decreased $21 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•
deposit of Entergy Louisiana bond proceeds with a trustee in June 2014. Entergy Louisiana issued $170 million of 5.0% Series first mortgage bonds in June 2014 and used the proceeds, in July 2014, to redeem, prior to maturity, its $70 million of 6.4% Series first mortgage bonds due October 2034 and its $100 million of 6.3% Series first mortgage bonds due September 2035;

•
a decrease in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	disbursements from the Vermont Yankee decommissioning trust funds.

The decrease was partially offset by:

•
an increase in construction expenditures primarily due to an overall higher scope of work on various projects, compliance with NRC post-Fukushima requirements, and a higher scope of work during plant outages in 2015 as compared to the same period in 2014, partially offset by a decrease in storm restoration spending and a decrease in spending on the Ninemile Unit 6 self-build project;

•
a change in collateral deposit activity, reflected in the “Increase in other investments” line on the Consolidated Statement of Cash Flows, as certain Utility operating companies posted cash collateral of $54 million to support their obligations to MISO and Entergy Wholesale Commodities received net deposits of $28 million in 2014.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the “Market and Credit Risk Sensitive Instruments” section below;

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

Financing Activities

Net cash flow used in financing activities increased $253 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•
long-term debt activity using approximately $519 million of cash in 2015 compared to providing $7 million of cash in 2014.  Included in the long-term debt activity is $424 million in 2015 and $60 million in 2014 for the repayment of borrowings on the Entergy Corporation long-term credit facility;

•	a net decrease of $199 million in 2015 in short-term borrowings by the nuclear fuel company variable interest entities; and

•	a decrease of $57 million in treasury stock issuances in 2015 primarily due to a larger amount of previously repurchased Entergy Corporation stock issued in 2014 to satisfy stock option exercises.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by net issuances of $411 million of commercial paper in 2015 compared to net repayments of $136 million of commercial paper in 2014.

For details of long-term debt activity and Entergy’s commercial paper program in 2015, see Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K.

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

Entergy’s Integration Into the MISO Regional Transmission Organization

See the Form 10-K for a discussion of pending FERC proceedings regarding Entergy’s integration into the MISO RTO. The following is an update to that discussion.

In May 2015, several parties filed a complaint against MISO related to certain charges for transmission service provided by MISO to them when their point-to-point service under the Entergy open access transmission tariff was transitioned to the MISO tariff in December 2013. The complainants request that the FERC order refunds for alleged overcharges since December 2013, or alternatively that the FERC institute a proceeding under Section 206 of the Federal Power Act to address the legality of transmission applicable rates and establish a different fifteen-month refund period from the period established in the FERC’s February 2014 order. In June 2015, another party filed a similar complaint against MISO. MISO filed answers to both complaints asking the FERC to dismiss the complaints and Entergy filed protests in support of MISO’s answers. Also in June 2015, the FERC issued an order denying rehearing of certain determinations in the February 2014 order regarding MISO’s regional through and out rates.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value,

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of June 30, 2015 (2015 represents the remainder of the year):

Entergy Wholesale Commodities Nuclear Portfolio

	2015	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	41%	32%	14%	14%	16%
Unit-contingent with availability guarantees (c)	22%	17%	18%	3%	3%
Firm LD (d)	43%	32%	7%	—%	—%
Offsetting positions (e)	(18%)	—%	—%	—%	—%
Total	88%	81%	39%	17%	19%
Planned generation (TWh) (f) (g)	18	36	35	35	36
Average revenue per MWh on contracted volumes:
Minimum	$43	$45	$48	$56	$57
Expected based on market prices as of June 30, 2015	$44	$47	$50	$56	$57
Sensitivity: -/+ $10 per MWh market price change	$43-$45	$46-$48	$49-$52	$56	$57

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	17%	17%	18%	18%	18%
Capacity contracts (j)	45%	16%	16%	16%	7%
Total	62%	33%	34%	34%	25%
Planned net MW in operation (g)	4,406	4,406	4,406	4,406	4,406
Average revenue under contract per kW per month (applies to capacity contracts only)	$5.8	$3.4	$5.6	$9.4	$11.1

Total Nuclear Energy and Capacity Revenues
Expected sold and market total revenue per MWh	$48	$49	$48	$49	$51
Sensitivity: -/+ $10 per MWh market price change	$47-$51	$46-$52	$42-$55	$41-$57	$43-$59

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2015	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Cost-based contracts (k)	34%	36%	34%	34%	34%
Firm LD (d)	17%	7%	7%	7%	7%
Total	51%	43%	41%	41%	41%
Planned generation (TWh) (f) (l)	3	6	6	6	6

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (k)	24%	24%	26%	26%	26%
Bundled capacity and energy contracts (i)	8%	8%	8%	8%	8%
Capacity contracts (j)	53%	53%	57%	57%	24%
Total	85%	85%	91%	91%	58%
Planned net MW in operation (l)	1,052	1,052	977	977	977

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights. Positions that are not classified as hedges are netted in the planned generation under contract.

(b)	Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to buyer for any damages.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on June 30, 2015 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $24 million for the remainder of 2015. As of June 30, 2014, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $126 million for the remainder of 2014.  A negative $10 per MWh change in the annual average energy price in the markets based on June 30, 2015 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($24) million for the remainder of 2015. As of June 30, 2014, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($55) million for the remainder of 2014.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations under the agreements.  The Entergy subsidiary is required to provide collateral based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of collateral.  At June 30, 2015, based on power prices at that time, Entergy had liquidity exposure of $154 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $12 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of June 30, 2015, Entergy would have been required to provide approximately $55 million of additional cash or letters of credit under some of the agreements. As of June 30, 2015, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $36 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.

As of June 30, 2015, credit exposure related to the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2019 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, unbilled revenue, impairment of long-lived assets and trust fund investments, qualified pension and other postretirement benefits, and other contingencies.  Following are updates to that discussion.

Nuclear Decommissioning Costs

In the second quarter 2015, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for a nuclear site as a result of a revised decommissioning cost study. The revised estimate resulted in a $77.6 million reduction in the decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

In May 2015 the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU removes the requirements to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 is effective for Entergy for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Entergy does not expect ASU 2015-03 to affect materially its results of operations, financial position, or cash flows.

In July 2015 the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Subsequent Measurement of Inventory.”  The ASU does not apply to inventory that is measured using last-in, first-out or the retail inventory method. It applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. The ASU changes the measurement principle for inventory within the scope of this ASU from the lower of cost or market to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for Entergy for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  Entergy does not expect ASU 2015-11 to affect materially its results of operations, financial position, or cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,246,148	$2,373,842	$4,464,137	$4,600,306
Natural gas	27,777	35,469	87,288	113,689
Competitive businesses	439,306	587,339	1,081,896	1,491,498
TOTAL	2,713,231	2,996,650	5,633,321	6,205,493

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	549,702	604,081	1,180,156	1,147,910
Purchased power	322,929	517,898	664,951	1,092,525
Nuclear refueling outage expenses	67,129	66,497	131,998	126,041
Other operation and maintenance	827,872	814,942	1,597,983	1,550,653
Asset write-offs, impairments, and related charges	—	1,667	—	3,937
Decommissioning	68,830	67,250	138,729	133,049
Taxes other than income taxes	156,378	152,736	313,901	307,204
Depreciation and amortization	340,354	331,742	672,340	660,465
Other regulatory charges (credits)	2,654	(14,640)	13,111	(10,645)
TOTAL	2,335,848	2,542,173	4,713,169	5,011,139

OPERATING INCOME	377,383	454,477	920,152	1,194,354

OTHER INCOME
Allowance for equity funds used during construction	11,974	14,788	23,712	29,917
Interest and investment income	39,705	24,245	107,839	59,493
Miscellaneous - net	(15,743)	(14,675)	(24,764)	(26,379)
TOTAL	35,936	24,358	106,787	63,031

INTEREST EXPENSE
Interest expense	165,860	164,327	332,197	326,877
Allowance for borrowed funds used during construction	(6,044)	(8,516)	(12,161)	(15,535)
TOTAL	159,816	155,811	320,036	311,342

INCOME BEFORE INCOME TAXES	253,503	323,024	706,903	946,043

Income taxes	99,781	128,743	250,252	345,709

CONSOLIDATED NET INCOME	153,722	194,281	456,651	600,334

Preferred dividend requirements of subsidiaries	4,879	4,898	9,759	9,777

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$148,843	$189,383	$446,892	$590,557

Earnings per average common share:
Basic	$0.83	$1.06	$2.49	$3.30
Diluted	$0.83	$1.05	$2.48	$3.29
Dividends declared per common share	$0.83	$0.83	$1.66	$1.66

Basic average number of common shares outstanding	179,521,276	179,354,103	179,589,748	179,077,503
Diluted average number of common shares outstanding	180,119,837	180,045,432	180,298,233	179,547,020

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	(In Thousands)

Net Income	$153,722	$194,281	$456,651	$600,334

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of $20,706, ($3,772), $4,808, and $3,453)	38,696	(6,744)	9,366	7,010
Pension and other postretirement liabilities
(net of tax expense of $4,165, $1,822, $7,340, and $19,583)	7,438	3,459	15,886	(9,237)
Net unrealized investment gains (losses)
(net of tax expense (benefit) of ($30,292), $29,580, ($26,626), and $35,328)	(33,880)	39,235	(29,877)	62,224
Foreign currency translation
(net of tax expense of $359, $172, $62, and $213)	667	320	116	395
Other comprehensive income (loss)	12,921	36,270	(4,509)	60,392

Comprehensive Income	166,643	230,551	452,142	660,726
Preferred dividend requirements of subsidiaries	4,879	4,898	9,759	9,777
Comprehensive Income Attributable to Entergy Corporation	$161,764	$225,653	$442,383	$650,949

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$456,651	$600,334
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,069,888	1,041,970
Deferred income taxes, investment tax credits, and non-current taxes accrued	180,006	357,571
Changes in working capital:
Receivables	(100,168)	(47,120)
Fuel inventory	(3,748)	32,125
Accounts payable	(104,595)	46,697
Taxes accrued	(19,027)	(39,317)
Interest accrued	(18,984)	1,508
Deferred fuel costs	72,449	(237,726)
Other working capital accounts	(124,146)	(115,605)
Changes in provisions for estimated losses	(6,987)	4,314
Changes in other regulatory assets	124,785	26,070
Changes in other regulatory liabilities	(15,059)	89,860
Changes in pensions and other postretirement liabilities	(116,896)	(128,922)
Other	(55,808)	(103,196)
Net cash flow provided by operating activities	1,338,361	1,528,563

INVESTING ACTIVITIES
Construction/capital expenditures	(1,095,926)	(959,618)
Allowance for equity funds used during construction	25,165	31,577
Nuclear fuel purchases	(165,704)	(236,296)
Proceeds from sale of assets	—	10,100
Insurance proceeds received for property damages	12,745	28,226
Changes in securitization account	6,604	6,987
NYPA value sharing payment	(70,790)	(72,000)
Payments to storm reserve escrow account	(3,689)	(3,624)
Increase in other investments	(54,022)	(140,772)
Proceeds from nuclear decommissioning trust fund sales	948,542	981,530
Investment in nuclear decommissioning trust funds	(973,016)	(1,036,770)
Net cash flow used in investing activities	(1,370,091)	(1,390,660)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	865,634	1,232,161
Treasury stock	23,897	81,358
Retirement of long-term debt	(1,384,658)	(1,224,733)
Repurchase of common stock	(25,078)	(18,259)
Changes in credit borrowings and commercial paper - net	341,578	(7,538)
Other	6,719	17,030
Dividends paid:
Common stock	(298,259)	(297,228)
Preferred stock	(9,759)	(9,752)
Net cash flow used in financing activities	(479,926)	(226,961)

Net decrease in cash and cash equivalents	(511,656)	(89,058)

Cash and cash equivalents at beginning of period	1,422,026	739,126

Cash and cash equivalents at end of period	$910,370	$650,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$340,993	$312,747
Income taxes	$90,767	$19,505

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$60,004	$131,327
Temporary cash investments	850,366	1,290,699
Total cash and cash equivalents	910,370	1,422,026
Accounts receivable:
Customer	636,610	596,917
Allowance for doubtful accounts	(38,398)	(35,663)
Other	191,932	220,342
Accrued unbilled revenues	400,219	321,659
Total accounts receivable	1,190,363	1,103,255
Deferred fuel costs	98,196	155,140
Accumulated deferred income taxes	15,580	27,783
Fuel inventory - at average cost	209,182	205,434
Materials and supplies - at average cost	941,422	918,584
Deferred nuclear refueling outage costs	273,060	214,188
Prepayments and other	446,877	343,223
TOTAL	4,085,050	4,389,633

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	34,634	36,234
Decommissioning trust funds	5,389,376	5,370,932
Non-utility property - at cost (less accumulated depreciation)	217,115	213,791
Other	409,860	405,169
TOTAL	6,050,985	6,026,126

PROPERTY, PLANT, AND EQUIPMENT
Electric	45,613,586	44,881,419
Property under capital lease	945,119	945,784
Natural gas	384,748	377,565
Construction work in progress	1,349,863	1,425,981
Nuclear fuel	1,480,973	1,542,055
TOTAL PROPERTY, PLANT, AND EQUIPMENT	49,774,289	49,172,804
Less - accumulated depreciation and amortization	20,916,387	20,449,858
PROPERTY, PLANT, AND EQUIPMENT - NET	28,857,902	28,722,946

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	791,580	836,064
Other regulatory assets (includes securitization property of $677,089 as of June 30, 2015 and $724,839 as of December 31, 2014)	4,858,300	4,968,553
Deferred fuel costs	238,771	238,102
Goodwill	377,172	377,172
Accumulated deferred income taxes	56,566	48,351
Other	949,325	920,907
TOTAL	7,271,714	7,389,149

TOTAL ASSETS	$46,265,651	$46,527,854

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$794,777	$899,375
Notes payable and commercial paper	939,985	598,407
Accounts payable	1,013,026	1,166,431
Customer deposits	417,296	412,166
Taxes accrued	109,081	128,108
Accumulated deferred income taxes	124,598	38,039
Interest accrued	187,026	206,010
Deferred fuel costs	107,776	91,602
Obligations under capital leases	2,606	2,508
Pension and other postretirement liabilities	57,666	57,994
Other	244,534	248,251
TOTAL	3,998,371	3,848,891

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	9,190,368	9,133,161
Accumulated deferred investment tax credits	249,345	247,521
Obligations under capital leases	28,382	29,710
Other regulatory liabilities	1,338,598	1,383,609
Decommissioning and asset retirement cost liabilities	4,486,356	4,458,296
Accumulated provisions	411,157	418,128
Pension and other postretirement liabilities	3,521,728	3,638,295
Long-term debt (includes securitization bonds of $733,828 as of June 30, 2015 and $784,862 as of December 31, 2014)	12,092,042	12,500,109
Other	486,348	557,649
TOTAL	31,804,324	32,366,478

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	210,760	210,760

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2015 and in 2014	2,548	2,548
Paid-in capital	5,362,333	5,375,353
Retained earnings	10,318,290	10,169,657
Accumulated other comprehensive loss	(46,816)	(42,307)
Less - treasury stock, at cost (75,227,174 shares in 2015 and 75,512,079 shares in 2014)	5,478,159	5,497,526
Total common shareholders' equity	10,158,196	10,007,725
Subsidiaries' preferred stock without sinking fund	94,000	94,000
TOTAL	10,252,196	10,101,725

TOTAL LIABILITIES AND EQUITY	$46,265,651	$46,527,854

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2013	$94,000	$2,548	($5,533,942)	$5,368,131	$9,825,053	($29,324)	$9,726,466

Consolidated net income (a)	9,777	—	—	—	590,557	—	600,334
Other comprehensive income	—	—	—	—	—	60,392	60,392
Common stock repurchases	—	—	(18,259)	—	—	—	(18,259)
Common stock issuances related to stock plans	—	—	104,276	(9,736)	—	—	94,540
Common stock dividends declared	—	—	—	—	(297,228)	—	(297,228)
Preferred dividend requirements of subsidiaries (a)	(9,777)	—	—	—	—	—	(9,777)

Balance at June 30, 2014	$94,000	$2,548	($5,447,925)	$5,358,395	$10,118,382	$31,068	$10,156,468

Balance at December 31, 2014	$94,000	$2,548	($5,497,526)	$5,375,353	$10,169,657	($42,307)	$10,101,725

Consolidated net income (a)	9,759	—	—	—	446,892	—	456,651
Other comprehensive loss	—	—	—	—	—	(4,509)	(4,509)
Common stock repurchases	—	—	(25,078)	—	—	—	(25,078)
Common stock issuances related to stock plans	—	—	44,445	(13,020)	—	—	31,425
Common stock dividends declared	—	—	—	—	(298,259)	—	(298,259)
Preferred dividend requirements of subsidiaries (a)	(9,759)	—	—	—	—	—	(9,759)

Balance at June 30, 2015	$94,000	$2,548	($5,478,159)	$5,362,333	$10,318,290	($46,816)	$10,252,196

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2015 and 2014 include $6.4 million and $6.4 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$733	$765	($32)	(4)
Commercial	597	627	(30)	(5)
Industrial	591	708	(117)	(17)
Governmental	55	57	(2)	(4)
Total retail	1,976	2,157	(181)	(8)
Sales for resale	86	53	33	62
Other	184	164	20	12
Total	$2,246	$2,374	($128)	(5)

Utility Billed Electric Energy Sales (GWh):
Residential	7,364	7,266	98	1
Commercial	6,904	6,762	142	2
Industrial	10,737	10,902	(165)	(2)
Governmental	602	587	15	3
Total retail	25,607	25,517	90	—
Sales for resale	3,138	2,048	1,090	53
Total	28,745	27,565	1,180	4

Entergy Wholesale Commodities:
Operating Revenues	$439	$578	($139)	(24)
Billed Electric Energy Sales (GWh)	9,578	11,533	(1,955)	(17)

	Six Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,615	$1,669	($54)	(3)
Commercial	1,180	1,204	(24)	(2)
Industrial	1,167	1,263	(96)	(8)
Governmental	107	110	(3)	(3)
Total retail	4,069	4,246	(177)	(4)
Sales for resale	146	172	(26)	(15)
Other	249	182	67	37
Total	$4,464	$4,600	($136)	(3)

Utility Billed Electric Energy Sales (GWh):
Residential	16,796	17,293	(497)	(3)
Commercial	13,625	13,563	62	—
Industrial	21,144	21,015	129	1
Governmental	1,194	1,170	24	2
Total retail	52,759	53,041	(282)	(1)
Sales for resale	4,949	4,282	667	16
Total	57,708	57,323	385	1

Entergy Wholesale Commodities:
Operating Revenues	$1,082	$1,490	($408)	(27)
Billed Electric Energy Sales (GWh)	19,170	21,547	(2,377)	(11)

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

As discussed in the Form 10-K, in January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.” In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column will require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental costs of approximately $50 million in 2015, of which $18 million had been incurred as of June 30, 2015, and approximately $35 million in 2016 to prepare for the NRC inspection expected to occur in early 2016.

Baxter Wilson Plant Event

See Note 8 to the financial statements in the Form 10-K for a discussion of the Baxter Wilson plant event. During the first quarter 2015, Entergy Mississippi received $27.8 million of previously-accrued insurance proceeds with $12.7 million allocated to capital spending and $15.1 million allocated to operation and maintenance expenses.

Nuclear Fuel Enrichment Contracts

Entergy subsidiaries are parties to two contracts with American Centrifuge Enrichment, LLC (ACE) under which these subsidiaries purchase nuclear fuel enrichment services.  The term of each contract is from 2011 to 2022; however, each contract provided for cancellation of the parties’ purchase and sale obligations for 2016-2022 if, by August 1, 2014, ACE’s planned Advanced Centrifuge Plant was not in commercial operation and ACE did not identify to Entergy’s reasonable satisfaction how it would meet its contractual delivery obligations through output from ACE.  In August 2014, Entergy sent notice to ACE that the 2016-2022 obligations were canceled by the operation of this contractual provision.  United States Enrichment Corporation (USEC), ACE’s affiliate to which ACE assigned the contracts, has filed a demand for arbitration with the American Arbitration Association, claiming damages of approximately $165 million.  In July 2015 the parties reached an agreement resolving the dispute that resulted in the dismissal of USEC’s claims. The resolution of the dispute does not have a material effect on Entergy’s results of operations, financial position, or cash flows.

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

Fuel and purchased power cost recovery

Entergy Gulf States Louisiana and Entergy Louisiana

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery commenced in July 2015.

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery commenced in July 2015.

Entergy Mississippi

Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not considered “mass actions” under the Class Action Fairness Act, so as to establish federal subject matter jurisdiction. One day later the Attorney General renewed his motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies responded to that motion reiterating the additional grounds asserted for federal question jurisdiction, and the District Court held oral argument on the renewed motion to remand in February 2014. In April 2015 the District Court entered an order denying the renewed motion to remand, holding that the District Court has federal question subject matter jurisdiction. The Attorney General appealed to the U.S. Fifth Circuit Court of Appeals the denial of the motion to remand. In July 2015 the Fifth Circuit issued an order denying the appeal, and the Attorney General subsequently filed a petition for rehearing of the request for interlocutory appeal. The case remains pending in federal district court, awaiting a ruling on the Entergy companies’ motion for judgment on the pleadings.

Entergy New Orleans

In February 2015, Entergy New Orleans filed an application with the City Council seeking authorization to enter into a power purchase agreement, subject to certain conditions, with Entergy Gulf States Louisiana to purchase on a life-of-unit basis 20% of the capacity and related energy of the two power blocks of the Union Power Station that Entergy Gulf States Louisiana is seeking to purchase. In the application, Entergy New Orleans sought authorization from the City Council for full and timely cost recovery in rates for all costs associated with the power purchase agreement. In June 2015 the parties filed a settlement agreement regarding the power purchase agreement, and the settlement agreement was approved by a City Council resolution in June 2015. The City Council’s resolution approves, subject to certain conditions, the Union power purchase agreement as prudent and in the public interest and deems the costs of that power purchase agreement as eligible for recovery, with capacity costs being recoverable through a rider and energy-related costs being recoverable through the fuel adjustment clause. Long-term service agreement costs are recoverable through the fuel adjustment clause initially, but are subject to possible realignment to base rates in the next base rate case. The City Council approval also requires Entergy New Orleans to credit customer bills $4.8 million annually once the deactivation of Michoud Units 2 and 3 occurs.

In July 2015, Entergy Texas, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application to acquire one of the four 495 MW power blocks at the Union Power Station. On July 30, 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans, subject to City Council approval and the satisfaction of other conditions to close the transaction. The acquisition by Entergy New Orleans would replace the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. Entergy New Orleans will file an application

Entergy Corporation and Subsidiaries
Notes to Financial Statements

for authorization to proceed with the acquisition and plans to seek City Council resolution by a date that would support closing the transaction by the end of 2015.

Entergy Texas

In August 2014, Entergy Texas filed an application seeking PUCT approval to implement an interim fuel refund of approximately $24.6 million for over-collected fuel costs incurred during the months of November 2012 through April 2014.  This refund resulted from the net of Entergy Texas’s then current fuel balance, bandwidth remedy payments that Entergy Texas received in May 2014 related to the June - December 2005 period, and bandwidth remedy payments that Entergy Texas made related to calendar year 2013 production costs.   Also in August 2014, Entergy Texas filed an unopposed motion for interim rates to implement this refund for most customers over a two-month period commencing with September 2014.  The PUCT issued its order approving the interim relief in August 2014 and Entergy Texas completed the refunds in October 2014.  Parties intervened in this matter, and all parties agreed that the proceeding should be bifurcated such that the proposed interim refund would become final in a separate proceeding, which refund was approved by the PUCT in March 2015.   In July 2015 certain parties filed briefs in the current proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  The current proceeding is pending.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the APSC

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notifies the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requests a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requests a 10.2% return on common equity. In May 2015 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas and establishing a procedural schedule to complete its investigation of Entergy Arkansas’s application. A public evidentiary hearing is scheduled to begin in January 2016.

Filings with the LPSC

Retail Rates - Gas (Entergy Gulf States Louisiana)

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which results in a $706 thousand rate increase.  In April 2015 the LPSC issued findings recommending two adjustments to Entergy Gulf States Louisiana’s as-filed results, and an additional recommendation that does not affect current year results. The LPSC staff’s recommended adjustments increase the earned return on equity for the test year to 7.24%. Entergy Gulf States Louisiana accepted the LPSC staff’s recommendations and a revenue increase of $688 thousand will be required as opposed to the $706 thousand requested by Entergy Gulf States Louisiana. The resulting change was implemented with the first billing cycle of May 2015.

Filings with the PUCT

In June 2015, Entergy Texas filed a rate case requesting a $75 million increase in its base rates and rider rates. The rate case reflected a 10.2% return on common equity and was based on calendar year 2014 as the test year including pro forma adjustments to reflect the acquisition of Union Power Station Power Block 1, which is one of four units that comprise the Union Power Station near El Dorado, Arkansas. The rate case also included a limited-term rate case

Entergy Corporation and Subsidiaries
Notes to Financial Statements

expense rider to recover over a three-year period the deferred rate case expenses associated with this rate case. In July 2015 the PUCT requested briefing on legal and policy issues related to, among other things, the propriety of rate recovery for the Union Power transaction given the uncertainty of the actual closing date of the transaction and the commencement of the rate year, as well as Entergy Texas’s requirement for acceptable rate treatment as a condition to closing the transaction. Also in July 2015, in connection with the requested briefing, the PUCT staff and certain parties filed briefs concluding that Entergy Texas should not be permitted recovery for the Union Power Station purchase in the rate case. In July 2015, Entergy Texas filed its notice of withdrawal of its base rate case and the ALJs in the case dismissed the case from the dockets of the State Office of Administrative Hearings and the PUCT.

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

As discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. In the application, Entergy Louisiana and Entergy Gulf States Louisiana identified potential benefits, including enhanced economic and customer diversity, enhanced geographic and supply diversity, and greater administrative efficiency. In the initial proceedings with the LPSC, Entergy Louisiana and Entergy Gulf States Louisiana estimated that the business combination could produce up to $128 million in measurable customer benefits including proposed guaranteed customer credits of $97 million in the first ten years.  In April 2015 the LPSC staff and intervenors filed testimony in the LPSC business combination proceeding. The testimony recommended an extensive set of conditions that would be required in order to recommend that the LPSC find that the business combination is in the public interest. The LPSC staff’s primary concern appeared to be potential shifting in fuel costs between legacy Entergy Louisiana and Entergy Gulf States Louisiana customers. In May 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed rebuttal testimony. After the testimony was filed with the LPSC, the parties engaged in settlement discussions that ultimately led to the execution of an uncontested stipulated settlement (“stipulated settlement”), which was filed with the LPSC in July 2015. Through the stipulated settlement, the parties agreed to terms upon which to recommend that the LPSC find that the business combination is in the public interest. The stipulated settlement, which was either joined or unopposed by all parties to the LPSC proceeding, represents a compromise of stakeholder positions and was the result of an extensive period of analysis, discovery, and negotiation. The stipulated settlement provides $107 million in guaranteed customer benefits. Additionally, the combined company will honor the 2013 Entergy Louisiana and Entergy Gulf States Louisiana rate case settlements, including the commitments that (1) there will be no rate increase for legacy Entergy Gulf States Louisiana customers for the 2014 test year, and (2) through the 2016 test year formula rate plan, Entergy Louisiana (as a combined entity) will not raise rates by more than $30 million, net of the $10 million rate increase included in the Entergy Louisiana legacy formula rate plan. The stipulated settlement also describes the process for implementing a fuel tracker mechanism that is designed to address potential effects arising from the shifting of fuel costs between legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana customers as a result of the combination of those companies’ fuel adjustment clauses by reallocating such cost shifts as between customers on an after-the-fact basis. The calculation of the fuel tracker will be submitted annually in a compliance filing. The stipulated settlement also provides that Entergy Gulf States Louisiana and Entergy Louisiana are permitted to defer certain external costs that were incurred to achieve the business combination’s customer benefits. The deferred amount, which shall not exceed $25 million, will be subject to a prudence review and amortized over a 10-year period. A hearing on the stipulated settlement in the LPSC proceeding was held in July 2015. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the LPSC issue its decision regarding the business combination in August 2015.

Entergy Louisiana and Entergy Gulf States Louisiana filed applications with the FERC requesting authorization for the business combination and Entergy Louisiana and Entergy New Orleans filed applications with the FERC requesting authorization of the Algiers asset transfer. The FERC has issued orders authorizing the business combination and the Algiers asset transfer.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Algiers Asset Transfer (Entergy Louisiana and Entergy New Orleans)

As discussed in the Form 10-K, in October 2014 Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently serve Entergy Louisiana’s customers in Algiers. In April 2015 the FERC issued an order approving the Algiers assets transfer. In May 2015 the parties filed a settlement agreement authorizing the Algiers assets transfer and the settlement agreement was approved by a City Council resolution in May 2015. Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in September 2015.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceedings regarding the System Agreement, including the FERC’s October 2011 order that concluded the FERC did have the authority to order refunds, but decided that it would exercise its equitable discretion and not require refunds for the 20-months period from September 13, 2001 - May 2, 2003. Because the ruling on refunds relied on findings in the interruptible load proceeding, the FERC concluded that the refund ruling will be held in abeyance pending the outcome of the rehearing requests in that proceeding. In March 2015, in light of the December 2014 decision by the D.C. Circuit in the interruptible load proceeding, Entergy filed with the FERC a motion to establish briefing schedule on refund issues and an initial brief addressing refund issues. The initial brief argued that the FERC, in response to the D.C. Circuit decision, should clarify its policy on refunds and find that refunds are not required in this proceeding.

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

2008 Rate Filing Based on Calendar Year 2007 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In April 2015, after issuance of the March 2015 unpublished opinion of the D.C. Circuit related to the 2007 rate proceeding, as discussed above, Entergy filed an unopposed motion for voluntary dismissal of the petition for review of the FERC’s interest determination. In May 2015 the U.S. Supreme Court denied the LPSC’s petition for a writ of certiorari of the Fifth Circuit’s decision.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015 the U.S. Supreme Court denied the LPSC’s petition for a writ of certiorari of the Fifth Circuit’s decision.

Comprehensive Bandwidth Recalculation for 2007, 2008, and 2009 Rate Filing Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015 the FERC accepted the 2007 and 2008 comprehensive recalculation compliance filings. As a result, the 2007 and 2008 rate filing proceedings have concluded. The 2009 rate filing proceeding is still pending at FERC.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2011 Rate Filing Based on Calendar Year 2010 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years. In July 2015 the parties filed direct and answering testimony. Among other issues with the pending bandwidth calculations, the LPSC challenged the administration of the accounting for joint account sales of energy in the intra-system bill.

2012 Rate Filing Based on Calendar Year 2011 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years. In July 2015 the parties filed direct and answering testimony. Among other issues with the pending bandwidth calculations, the LPSC challenged the administration of the accounting for joint account sales of energy in the intra-system bill.

2013 Rate Filing Based on Calendar Year 2012 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years. In July 2015 the parties filed direct and answering testimony. Among other issues with the pending bandwidth calculations, the LPSC challenged the administration of the accounting for joint account sales of energy in the intra-system bill.

2014 Rate Filing Based on Calendar Year 2013 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years. In July 2015 the parties filed direct and answering testimony. Among other issues with the pending bandwidth calculations, the LPSC challenged the administration of the accounting for joint account sales of energy in the intra-system bill.

2015 Rate Filing Based on Calendar Year 2014 Production Costs

In May 2015, Entergy filed with the FERC the 2015 rates in accordance with the FERC’s orders in the System Agreement proceeding. The filing shows that no payments and receipts are required in 2015 to implement the FERC’s remedy based on calendar year 2014 production costs. Several parties intervened in the proceeding and the LPSC and City Council intervened and filed comments.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

initial brief on remand to address the December 2014 decision by the D.C. Circuit. The initial brief on remand argued that the FERC, in response to the D.C. Circuit decision, should clarify its policy on refunds and find that refunds are not required in the interruptible load proceeding.

Storm Cost Recovery Filings with Retail Regulators

Entergy New Orleans

As discussed in the Form 10-K, in January 2015, Entergy New Orleans filed with the City Council an application requesting that the City Council grant a financing order authorizing the securitization of Entergy New Orleans’s storm costs, storm reserves, and issuance costs pursuant to Louisiana Act 64. In April 2015 the City Council’s Utility advisors filed direct testimony recommending that the proposed securitization be approved subject to certain limited modifications, and Entergy New Orleans filed rebuttal testimony later in April 2015. In May 2015 the parties entered into an agreement in principle and the City Council issued a financing order authorizing Entergy New Orleans to issue storm recovery bonds in the aggregate amount of $98.7 million, including $31.8 million for recovery of Entergy New Orleans’s Hurricane Isaac storm recovery costs, including carrying costs, $63.9 million to fund and replenish Entergy New Orleans’s storm reserve, and approximately $3 million for estimated up-front financing costs associated with the securitization. See Note 4 to the financial statements herein for discussion of the issuance of the securitization bonds in July 2015.

Texas Power Price Lawsuit

See Note 2 to the financial statements in the Form 10-K for a discussion of this lawsuit. In May 2015 the Court of Appeals granted plaintiffs’ motion for rehearing, withdrew its prior opinion, and set the case for resubmission in June 2015. In July 2015 the Court of Appeals issued a new opinion again finding that the plaintiffs’ claims fall within the exclusive jurisdiction of the FERC and, therefore, the trial court lacked subject matter jurisdiction over the case. The Court of Appeals ordered that the state district court dismiss all claims against the Entergy defendants.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Gulf States Louisiana, and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended June 30,
	2015			2014
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$148.8	179.5	$0.83	$189.4	179.4	$1.06
Average dilutive effect of:
Stock options		0.2	—		0.2	—
Other equity plans		0.4	—		0.4	(0.01)
Diluted earnings per share	$148.8	180.1	$0.83	$189.4	180.0	$1.05

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 5.1 million for the three months ended June 30, 2015 and approximately 5.2 million for the three months ended June 30, 2014.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	For the Six Months Ended June 30,
	2015			2014
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$446.9	179.6	$2.49	$590.6	179.1	$3.30
Average dilutive effect of:
Stock options		0.4	(0.01)		0.1	—
Other equity plans		0.3	—		0.3	(0.01)
Diluted earnings per share	$446.9	180.3	$2.48	$590.6	179.5	$3.29

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 4.3 million for the six months ended June 30, 2015 and approximately 7.4 million for the six months ended June 30, 2014.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the six months ended June 30, 2015, Entergy Corporation issued 610,305 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  During the six months ended June 30, 2015, Entergy Corporation repurchased 325,400 shares of its common stock for a total purchase price of $25.1 million.

Retained Earnings

On July 31, 2015, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.83 per share, payable on September 1, 2015 to holders of record as of August 13, 2015.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy, Entergy Gulf States Louisiana, and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2015 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, March 31, 2015	$68,788	($561,341)	$430,698	$2,118	($59,737)
Other comprehensive income (loss) before reclassifications	88,796	—	(25,108)	667	64,355
Amounts reclassified from accumulated other comprehensive income (loss)	(50,100)	7,438	(8,772)	—	(51,434)
Net other comprehensive income (loss) for the period	38,696	7,438	(33,880)	667	12,921
Ending balance, June 30, 2015	$107,484	($553,903)	$396,818	$2,785	($46,816)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2014 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, March 31, 2014	($68,023)	($300,919)	$360,245	$3,495	($5,202)
Other comprehensive income (loss) before reclassifications	(7,245)	—	40,807	320	33,882
Amounts reclassified from accumulated other comprehensive income (loss)	501	3,459	(1,572)	—	2,388
Net other comprehensive income (loss) for the period	(6,744)	3,459	39,235	320	36,270
Ending balance, June 30, 2014	($74,767)	($297,460)	$399,480	$3,815	$31,068

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2015 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, December 31, 2014	$98,118	($569,789)	$426,695	$2,669	($42,307)
Other comprehensive income (loss) before reclassifications	67,900	13	(12,450)	116	55,579
Amounts reclassified from accumulated other comprehensive income (loss)	(58,534)	15,873	(17,427)	—	(60,088)
Net other comprehensive income (loss) for the period	9,366	15,886	(29,877)	116	(4,509)
Ending balance, June 30, 2015	$107,484	($553,903)	$396,818	$2,785	($46,816)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2014 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, December 31, 2013	($81,777)	($288,223)	$337,256	$3,420	($29,324)
Other comprehensive income (loss) before reclassifications	(120,177)	—	65,530	395	(54,252)
Amounts reclassified from accumulated other comprehensive income (loss)	127,187	(9,237)	(3,306)	—	114,644
Net other comprehensive income (loss) for the period	7,010	(9,237)	62,224	395	60,392
Ending balance, June 30, 2014	($74,767)	($297,460)	$399,480	$3,815	$31,068

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended June 30, 2015:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance March 31, 2015	($52,925)	($25,918)
Amounts reclassified from accumulated other comprehensive income (loss)	438	(26)
Net other comprehensive income (loss) for the period	438	(26)
Ending balance, June 30, 2015	($52,487)	($25,944)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended June 30, 2014:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance March 31, 2014	($28,080)	($9,937)
Amounts reclassified from accumulated other comprehensive income (loss)	137	(287)
Net other comprehensive income (loss) for the period	137	(287)
Ending balance, June 30, 2014	($27,943)	($10,224)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the six months ended June 30, 2015:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance, December 31, 2014	($53,347)	($25,876)
Amounts reclassified from accumulated other comprehensive income (loss)	860	(68)
Net other comprehensive income (loss) for the period	860	(68)
Ending balance, June 30, 2015	($52,487)	($25,944)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Gulf States Louisiana and Entergy Louisiana for the six months ended June 30, 2014:

	Pension and Other Postretirement Liabilities
	Entergy Gulf States Louisiana	Entergy Louisiana
	(In Thousands)
Beginning balance, December 31, 2013	($28,202)	($9,635)
Amounts reclassified from accumulated other comprehensive income (loss)	259	(589)
Net other comprehensive income (loss) for the period	259	(589)
Ending balance, June 30, 2014	($27,943)	($10,224)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended June 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$77,587	Competitive business operating revenues
Interest rate swaps	(510)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	77,077
	(26,977)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$50,100

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,985	(a)
Amortization of loss	(17,588)	(a)
Total amortization	(11,603)
	4,165	Income taxes
Total amortization (net of tax)	($7,438)

Net unrealized investment gain (loss)
Realized gain (loss)	$17,201	Interest and investment income
	(8,429)	Income taxes
Total realized investment gain (loss) (net of tax)	$8,772

Total reclassifications for the period (net of tax)	$51,434

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended June 30, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	($672)	Competitive business operating revenues
Interest rate swaps	(99)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(771)
	270	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($501)

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,075	(a)
Amortization of loss	(8,970)	(a)
Settlement loss	(1,386)	(a)
Total amortization	(5,281)
	1,822	Income taxes
Total amortization (net of tax)	($3,459)

Net unrealized investment gain (loss)
Realized gain (loss)	$3,083	Interest and investment income
	(1,511)	Income taxes
Total realized investment gain (loss) (net of tax)	$1,572

Total reclassifications for the period (net of tax)	($2,388)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the six months ended June 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$91,109	Competitive business operating revenues
Interest rate swaps	(1,056)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	90,053
	(31,519)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$58,534

Pension and other postretirement liabilities
Amortization of prior-service credit	$11,971	(a)
Amortization of loss	(35,176)	(a)
Total amortization	(23,205)
	7,332	Income taxes
Total amortization (net of tax)	($15,873)

Net unrealized investment gain (loss)
Realized gain (loss)	$34,171	Interest and investment income
	(16,744)	Income taxes
Total realized investment gain (loss) (net of tax)	$17,427

Total reclassifications for the period (net of tax)	$60,088

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the six months ended June 30, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	($195,275)	Competitive business operating revenues
Interest rate swaps	(397)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(195,672)
	68,485	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($127,187)

Pension and other postretirement liabilities
Amortization of prior-service credit	$10,153	(a)
Amortization of loss	(17,951)	(a)
Settlement loss	(2,548)	(a)
Total amortization	(10,346)
	19,583	Income taxes
Total amortization (net of tax)	$9,237

Net unrealized investment gain (loss)
Realized gain (loss)	$6,483	Interest and investment income
	(3,177)	Income taxes
Total realized investment gain (loss) (net of tax)	$3,306

Total reclassifications for the period (net of tax)	($114,644)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended June 30, 2015 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,021	$845	(a)
Amortization of loss	(1,733)	(802)	(a)
Total amortization	(712)	43
	274	(17)	Income tax expense (benefit)
Total amortization (net of tax)	(438)	26

Total reclassifications for the period (net of tax)	($438)	$26

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the three months ended June 30, 2014 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$559	$845	(a)
Amortization of loss	(781)	(378)	(a)
Total amortization	(222)	467
	85	(180)	Income tax expense (benefit)
Total amortization (net of tax)	(137)	287

Total reclassifications for the period (net of tax)	($137)	$287

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the six months ended June 30, 2015 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$2,043	$1,690	(a)
Amortization of loss	(3,466)	(1,604)	(a)
Total amortization	(1,423)	86
	563	(18)	Income tax expense (benefit)
Total amortization (net of tax)	(860)	68

Total reclassifications for the period (net of tax)	($860)	$68

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Gulf States Louisiana and Entergy Louisiana for the six months ended June 30, 2014 are as follows:

	Amounts reclassified from AOCI
	Entergy Gulf States Louisiana	Entergy Louisiana	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,118	$1,689	(a)
Amortization of loss	(1,563)	(756)	(a)
Total amortization	(445)	933
	186	(344)	Income tax expense (benefit)
Total amortization (net of tax)	(259)	589

Total reclassifications for the period (net of tax)	($259)	$589

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in March 2019.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2015 was 1.94% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2015.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$271	$9	$3,220

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At June 30, 2015, Entergy Corporation had $895 million of commercial paper outstanding.  The weighted-average interest rate for the six months ended June 30, 2015 was 0.89%.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2015 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2015
Entergy Arkansas	April 2016	$20 million (b)	1.69%	$—
Entergy Arkansas	March 2019	$150 million (c)	1.69%	$—
Entergy Gulf States Louisiana	March 2019	$150 million (d)	1.44%	$—
Entergy Louisiana	March 2019	$200 million (e)	1.44%	$—
Entergy Mississippi	May 2016	$37.5 million (f)	1.69%	$—
Entergy Mississippi	May 2016	$35 million (f)	1.69%	$—
Entergy Mississippi	May 2016	$20 million (f)	1.69%	$—
Entergy Mississippi	May 2016	$10 million (f)	1.69%	$—
Entergy New Orleans	November 2015	$25 million	1.94%	$—
Entergy Texas	March 2019	$150 million (g)	1.69%	$—

(a)	The interest rate is the rate as of June 30, 2015 that would most likely apply to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2015, no letters of credit were outstanding.

(d)	The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2015, no letters of credit were outstanding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(e)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2015, $3 million in letters of credit were outstanding.

(f)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(g)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2015, $1.3 million in letters of credit were outstanding.

The commitment fees on the credit facilities range from 0.125% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations related to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2015:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of June 30, 2015 (a)
Entergy Arkansas	$25 million	0.70%	$2 million
Entergy Gulf States Louisiana	$75 million	0.70%	$16.6 million
Entergy Louisiana	$50 million	0.70%	$1 million
Entergy Mississippi	$40 million	0.70%	$6.5 million
Entergy Mississippi	$40 million	1.50%	$—
Entergy New Orleans	$15 million	0.75%	$9.7 million
Entergy Texas	$50 million	0.70%	$14.5 million

(a)	The amount for Entergy Texas includes $0.6 million related to FTR exposure. See Note 8 to the financial statements herein for discussion of FTRs.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2015.  In addition to borrowings from commercial banks, these companies are authorized under a FERC order to borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2015 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Gulf States Louisiana	$200	$—
Entergy Louisiana	$250	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$100	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Nuclear Vermont Yankee Credit Facilities

In January 2015, Entergy Nuclear Vermont Yankee entered into a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $60 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against this facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Entergy Nuclear Vermont Yankee’s nuclear facilities. As of June 30, 2015, no amounts were outstanding under the facility.  The commitment fee is currently 0.25% of the undrawn commitment amount.  The rate as of June 30, 2015 that would most likely apply to outstanding borrowings under the facility was 1.94% on the drawn portion of the facility.

         Also in January 2015, Entergy Nuclear Vermont Yankee entered into an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against this facility. This facility provides an additional funding source to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Entergy Nuclear Vermont Yankee’s nuclear facilities.  As of June 30, 2015, no amounts were outstanding under the facility. The rate as of June 30, 2015 that would most likely apply to outstanding borrowings under the facility was 1.94% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of June 30, 2015:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2015
		(Dollars in Millions)
Entergy Arkansas VIE	June 2016	$85	n/a	$—
Entergy Gulf States Louisiana VIE	June 2016	$100	1.38%	$32.9
Entergy Louisiana VIE	June 2016	$90	1.51%	$7.4
System Energy VIE	June 2016	$125	1.64%	$37.5

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of June 30, 2015 as follows:

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

Debt Issuances and Redemptions

(Entergy Corporation)

In July 2015, Entergy Corporation issued $650 million of 4.0% Series senior notes due July 2022. Entergy Corporation will use the proceeds to pay, at maturity, its $550 million of 3.625% Series senior notes due September 2015, to repay a portion of its commercial paper outstanding, and to repay borrowings under the Entergy Corporation credit facility.

(Entergy New Orleans)

In May 2015, the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs, the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million of up-front financing costs associated with the securitization. In July 2015, Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly owned and consolidated by Entergy New Orleans, issued $98.7 million of storm cost recovery bonds. The bonds have a coupon of 2.67% and an expected maturity date of June 2024. Although the principal amount is not due until the date given above, Entergy New Orleans Storm Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $11.4 million for 2016, $10.6 million for 2017, $11 million for 2018, $11.2 million for 2019, and $11.6 million for 2020. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The storm recovery property will be reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(Entergy Texas)

In May 2015, Entergy Texas issued $250 million of 5.15% Series first mortgage bonds due June 2045. Entergy Texas used the proceeds to pay, at maturity, its $200 million of 3.60% Series first mortgage bonds due June 2015 and for general corporate purposes.

(System Energy)

In April 2015, the System Energy nuclear fuel company variable interest entity redeemed, at maturity, its $60 million of 5.33% Series G notes.

In May 2015, System Energy redeemed $35 million of its $216 million of 5.875% Series governmental bonds due in 2022.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2015 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$12,886,819	$12,963,574
Entergy Arkansas	$2,664,952	$2,501,634
Entergy Gulf States Louisiana	$1,655,841	$1,722,029
Entergy Louisiana	$3,331,389	$3,360,897
Entergy Mississippi	$1,058,900	$1,086,306
Entergy New Orleans	$225,877	$224,803
Entergy Texas	$1,493,432	$1,627,335
System Energy	$604,533	$573,247

(a)
The values exclude lease obligations of $112 million at Entergy Louisiana and $39 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $81 million at Entergy, and include debt due within one year.

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

Stock Options

Entergy granted 456,100 stock options during the first quarter 2015 with a weighted-average fair value of $11.41 per option.  At June 30, 2015, there are 7,402,520 stock options outstanding with a weighted-average exercise price of $84.18.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2015.  Because Entergy’s stock price at June 30, 2015 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of June 30, 2015 is zero. The intrinsic value of “in the money” stock options is $8.1 million as of June 30, 2015.

The following table includes financial information for stock options for the three months ended June 30, 2015 and 2014:

	2015	2014
	(In Millions)
Compensation expense included in Entergy’s net income	$1.0	$0.8
Tax benefit recognized in Entergy’s net income	$0.4	$0.3
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for stock options for the six months ended June 30, 2015 and 2014:

	2015	2014
	(In Millions)
Compensation expense included in Entergy’s net income	$2.1	$2.1
Tax benefit recognized in Entergy’s net income	$0.8	$0.8
Compensation cost capitalized as part of fixed assets and inventory	$0.4	$0.3

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

The following table includes financial information for other equity plans for the three months ended June 30, 2015 and 2014:

	2015	2014
	(In Millions)
Compensation expense included in Entergy’s net income	$8.0	$7.7
Tax benefit recognized in Entergy’s net income	$3.1	$3.0
Compensation cost capitalized as part of fixed assets and inventory	$1.6	$1.2

The following table includes financial information for other equity plans for the six months ended June 30, 2015 and 2014:

	2015	2014
	(In Millions)
Compensation expense included in Entergy’s net income	$16.1	$15.1
Tax benefit recognized in Entergy’s net income	$6.2	$5.9
Compensation cost capitalized as part of fixed assets and inventory	$3.1	$2.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the second quarters of 2015 and 2014, included the following components:

	2015	2014
	(In Thousands)
Service cost - benefits earned during the period	$43,762	$35,109
Interest cost on projected benefit obligation	75,694	72,519
Expected return on assets	(98,655)	(90,366)
Amortization of prior service cost	390	400
Amortization of loss	58,981	36,274
Net pension costs	$80,172	$53,936

Entergy’s qualified pension cost, including amounts capitalized, for the six months ended June 30, 2015 and 2014, included the following components:

	2015	2014
	(In Thousands)
Service cost - benefits earned during the period	$87,524	$70,218
Interest cost on projected benefit obligation	151,388	145,038
Expected return on assets	(197,310)	(180,732)
Amortization of prior service cost	780	800
Amortization of loss	117,962	72,548
Special termination benefit	76	—
Net pension costs	$160,420	$107,872

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the second quarters of 2015 and 2014, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the six months ended June 30, 2015 and 2014, included the following components:

2015	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$13,322	$7,642	$9,556	$3,964	$1,698	$3,290	$3,914
Interest cost on projected
benefit obligation	30,942	14,856	19,878	9,004	4,216	8,708	6,986
Expected return on assets	(40,052)	(20,320)	(25,082)	(12,210)	(5,450)	(12,444)	(9,136)
Amortization of loss	27,128	11,550	18,352	7,448	4,026	6,476	6,528
Net pension cost	$31,340	$13,728	$22,704	$8,206	$4,490	$6,030	$8,292

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$10,046	$5,762	$7,092	$3,046	$1,332	$2,570	$2,892
Interest cost on projected
benefit obligation	29,768	14,556	18,934	8,636	4,082	8,874	6,780
Expected return on assets	(36,610)	(18,976)	(22,898)	(11,396)	(5,010)	(11,862)	(8,310)
Amortization of loss	17,978	7,962	12,262	4,708	2,898	4,678	4,750
Net pension cost	$21,182	$9,304	$15,390	$4,994	$3,302	$4,260	$6,112

Non-Qualified Net Pension Cost

Entergy recognized $4.5 million and $9.1 million in pension cost for its non-qualified pension plans in the second quarters of 2015 and 2014, respectively. Reflected in the pension cost for non-qualified pension plans in the second quarter of 2014 is a $4.8 million settlement charge related to the payment of lump sum benefits out of the plan. Entergy recognized $8.9 million and $19.1 million in pension cost for its non-qualified pension plans for the six months ended June 30, 2015 and 2014, respectively. Reflected in the pension costs for non-qualified pension plans for the six months ended June 30, 2014 is a $10.2 million settlement charge related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the second quarters of 2015 and 2014:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost second quarter 2015	$113	$65	$3	$59	$16	$149
Non-qualified pension cost second quarter 2014	$119	$33	$1	$48	$24	$119

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the six months ended June 30, 2015 and 2014:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost six months ended June 30, 2015	$226	$130	$6	$118	$32	$298
Non-qualified pension cost six months ended June 30, 2014	$280	$66	$2	$96	$47	$244

Reflected in Entergy Arkansas’s non-qualified pension costs in the second quarter 2014 is $11 thousand in settlement charges related to the payment of lump sum benefits out of the plan. Reflected in Entergy Arkansas’s and Entergy Texas’s non-qualified pension costs for the six months ended June 30, 2014 are $62 thousand and $6 thousand, respectively, in settlement charges related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the second quarters of 2015 and 2014, included the following components:

	2015	2014
	(In Thousands)
Service cost - benefits earned during the period	$11,326	$10,873
Interest cost on accumulated postretirement benefit obligation (APBO)	17,984	17,960
Expected return on assets	(11,344)	(11,197)
Amortization of prior service credit	(9,320)	(7,898)
Amortization of loss	7,893	2,786
Net other postretirement benefit cost	$16,539	$12,524

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2015 and 2014, included the following components:

	2015	2014
	(In Thousands)
Service cost - benefits earned during the period	$22,652	$21,746
Interest cost on accumulated postretirement benefit obligation (APBO)	35,968	35,920
Expected return on assets	(22,688)	(22,394)
Amortization of prior service credit	(18,640)	(15,796)
Amortization of loss	15,786	5,572
Net other postretirement benefit cost	$33,078	$25,048

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the second quarters of 2015 and 2014, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the six months ended June 30, 2015 and 2014, included the following components:

2015	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$3,478	$2,494	$2,454	$1,014	$410	$1,000	$940
Interest cost on APBO	6,260	4,124	4,032	1,718	1,304	2,684	1,256
Expected return on assets	(9,596)	—	—	(3,084)	(2,402)	(5,176)	(1,822)
Amortization of prior service
credit	(1,220)	(2,044)	(1,690)	(458)	(354)	(1,362)	(732)
Amortization of loss	2,678	1,954	1,606	430	236	1,370	600
Net other postretirement
benefit cost	$1,600	$6,528	$6,402	($380)	($806)	($1,484)	$242

2014	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,978	$2,448	$2,260	$950	$434	$1,190	$1,030
Interest cost on APBO	6,130	4,190	4,132	1,828	1,402	2,826	1,306
Expected return on assets	(9,568)	—	—	(2,886)	(2,238)	(5,180)	(1,864)
Amortization of prior service
credit	(1,220)	(1,118)	(1,688)	(458)	(354)	(650)	(412)
Amortization of loss	634	606	756	74	28	400	222
Net other postretirement
benefit cost	($1,046)	$6,126	$5,460	($492)	($728)	($1,414)	$282

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the second quarters of 2015 and 2014:

2015	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($389)	$6,482	($108)	$5,985
Amortization of loss	(12,627)	(4,409)	(552)	(17,588)
	($13,016)	$2,073	($660)	($11,603)
Entergy Gulf States Louisiana
Amortization of prior service (cost)/credit	$—	$1,022	($1)	$1,021
Amortization of loss	(751)	(977)	(5)	(1,733)
	($751)	$45	($6)	($712)
Entergy Louisiana
Amortization of prior service credit	$—	$845	$—	$845
Amortization of loss	—	(802)	—	(802)
	$—	$43	$—	$43

2014	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($389)	$5,570	($106)	$5,075
Amortization of loss	(6,734)	(1,673)	(563)	(8,970)
Settlement loss	—	—	(1,386)	(1,386)
	($7,123)	$3,897	($2,055)	($5,281)
Entergy Gulf States Louisiana
Amortization of prior service credit	$—	$559	$—	$559
Amortization of loss	(477)	(303)	(1)	(781)
	($477)	$256	($1)	($222)
Entergy Louisiana
Amortization of prior service credit	$—	$845	$—	$845
Amortization of loss	—	(378)	—	(378)
	$—	$467	$—	$467

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy and the Registrant Subsidiaries reclassified the following costs out of accumulated other comprehensive income (before taxes and including amounts capitalized) for the six months ended June 30, 2015 and 2014:

2015	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($778)	$12,964	($215)	$11,971
Amortization of loss	(25,254)	(8,818)	(1,104)	(35,176)
	($26,032)	$4,146	($1,319)	($23,205)
Entergy Gulf States Louisiana
Amortization of prior service (cost)/credit	$—	$2,044	($1)	$2,043
Amortization of loss	(1,502)	(1,954)	(10)	(3,466)
	($1,502)	$90	($11)	($1,423)
Entergy Louisiana
Amortization of prior service credit	$—	$1,690	$—	$1,690
Amortization of loss	—	(1,604)	—	(1,604)
	$—	$86	$—	$86

2014	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($778)	$11,141	($210)	$10,153
Amortization of loss	(13,468)	(3,346)	(1,137)	(17,951)
Settlement loss	—	—	(2,548)	(2,548)
	($14,246)	$7,795	($3,895)	($10,346)
Entergy Gulf States Louisiana
Amortization of prior service credit	$—	$1,118	$—	$1,118
Amortization of loss	(955)	(606)	(2)	(1,563)
	($955)	$512	($2)	($445)
Entergy Louisiana
Amortization of prior service credit	$—	$1,689	$—	$1,689
Amortization of loss	—	(756)	—	(756)
	$—	$933	$—	$933

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $396 million to its qualified pension plans in 2015.  As of June 30, 2015, Entergy had contributed $164.2 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2015:

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2015 pension contributions	$92,458	$32,471	$56,986	$22,473	$10,918	$17,167	$20,796
Pension contributions made through June 2015	$38,419	$13,207	$23,579	$9,249	$4,509	$7,042	$8,726
Remaining estimated pension contributions to be made in 2015	$54,039	$19,264	$33,407	$13,224	$6,409	$10,125	$12,070

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of June 30, 2015 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the second quarters of 2015 and 2014 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2015
Operating revenues	$2,273,945	$439,306	$—	($20)	$2,713,231
Income taxes	$117,798	($3,300)	($14,717)	$—	$99,781
Consolidated net income (loss)	$204,035	($3,545)	($14,870)	($31,898)	$153,722
2014
Operating revenues	$2,409,396	$577,891	$726	$8,637	$2,996,650
Income taxes	$122,884	$19,597	($13,738)	$—	$128,743
Consolidated net income (loss)	$212,134	$26,463	($17,614)	($26,702)	$194,281

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the six months ended June 30, 2015 and 2014 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2015
Operating revenues	$4,551,455	$1,081,896	$—	($30)	$5,633,321
Income taxes	$209,048	$66,891	($25,687)	$—	$250,252
Consolidated net income (loss)	$431,786	$119,887	($31,224)	($63,798)	$456,651
2014
Operating revenues	$4,714,100	$1,490,013	$1,487	($107)	$6,205,493
Income taxes	$237,947	$138,474	($30,712)	$—	$345,709
Consolidated net income (loss)	$417,574	$268,933	($33,076)	($53,097)	$600,334

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

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy and capacity in the day ahead or spot markets.  In addition to its forward physical power and gas contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to mitigate commodity price risk.  When the market price falls, the combination of instruments is expected to settle in gains that offset lower revenue from generation, which results in a more predictable cash flow.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Derivatives

Some derivative instruments are classified as cash flow hedges due to their financial settlement provisions while others are classified as normal purchase/normal sale transactions due to their physical settlement provisions.  Normal purchase/normal sale risk management tools include power purchase and sales agreements, fuel purchase agreements, capacity contracts, and tolling agreements.  Financially-settled cash flow hedges can include natural gas and electricity swaps and options and interest rate swaps.  Entergy may enter into financially-settled swap and option contracts to manage market risk that may or may not be designated as hedging instruments.

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at June 30, 2015 is approximately 3 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 88% for the remainder of 2015, of which approximately 65% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2015 is 18 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of June 30, 2015, derivative contracts with one counterparty were in a liability position (approximately $5 million total). In addition to the corporate guarantee, $8 million in cash collateral was required to be posted and $20 million was required to be held. As of June 30, 2014, derivative contracts with ten counterparties were in a liability position (approximately $93 million total) and, in addition to the corporate guarantee, $13 million in cash collateral was required to be posted. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of June 30, 2015 is 27,620,000 MMBtu for Entergy, 10,870,000 MMBtu for Entergy Gulf States Louisiana, 11,820,000 MMBtu for Entergy Louisiana, 4,630,000 MMBtu for Entergy Mississippi, and 300,000 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

During the second quarter 2015, Entergy participated in the annual FTR auction process for the MISO planning year of June 1, 2015 through May 31, 2016. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of June 30, 2015 is 106,735 GWh for Entergy, including 21,817 GWh for Entergy Arkansas, 19,918 GWh for Entergy Gulf States Louisiana, 27,839 GWh for Entergy Louisiana, 15,560 GWh for Entergy Mississippi, 7,718 GWh for Entergy New Orleans, and 11,647 GWh for Entergy Texas. Credit support for FTRs held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for FTRs held by Entergy Wholesale Commodities is covered by cash.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2015 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$160	($49)	$111	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$47	$—	$47	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$10	($10)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$62	($11)	$51	Entergy Wholesale Commodities
FTRs	Prepayments and other	$68	($1)	$67	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$54	($49)	$5	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$9	$—	$9	Utility

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets

(d)
Excludes cash collateral in the amounts of $7 million posted and $19 million held as of June 30, 2015 and $25 million held as of December 31, 2014. Also excludes letters of credit in the amount of $1 million posted and $1 million held as of June 30, 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended June 30, 2015 and 2014 is as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2015
Electricity swaps and options	$137	Competitive businesses operating revenues	$78

2014
Electricity swaps and options	($11)	Competitive businesses operating revenues	($1)

(a)    Before taxes of $27 million for the three months ended June 30, 2015

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the six months ended June 30, 2015 and 2014 is as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2015
Electricity swaps and options	$105	Competitive businesses operating revenues	$91

2014
Electricity swaps and options	($185)	Competitive businesses operating revenues	($195)

(a)	Before taxes (benefit) of $32 million and ($68) million for the six months ended June 30, 2015 and 2014, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended June 30, 2015 and 2014 was $2 million and $0.8 million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the six months ended June 30, 2015 and 2014 was $1 million and $1.8 million, respectively.

Based on market prices as of June 30, 2015, unrealized gains (losses) recorded in AOCI on cash flow hedges relating to power sales totaled $170 million of net unrealized gains (losses).  Approximately $131 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other comprehensive

Entergy Corporation and Subsidiaries
Notes to Financial Statements

income prior to de-designation continue to be deferred in other comprehensive income until they are included in income as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2015 and 2014 is as follows:

Instrument	Amount of loss recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2015
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$3
FTRs	—	Purchased power expense	(b)	$46
Electricity swaps and options de-designated as hedged items	($3)	Competitive business operating revenues		($5)

2014
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$4
FTRs	—	Purchased power expense	(b)	$89
Electricity swaps and options de-designated as hedged items	($14)	Competitive business operating revenues		$4

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2015 and 2014 is as follows:

Instrument	Amount of gain recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2015
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($16)
FTRs	—	Purchased power expense	(b)	$79
Electricity swaps and options de-designated as hedged items	$1	Competitive business operating revenues		($39)

2014
Natural gas swaps	—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$21
FTRs	—	Purchased power expense	(b)	$135
Electricity swaps and options de-designated as hedged items	$7	Competitive business operating revenues		$25

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

(b)
Due to regulatory treatment, the changes in the estimated fair value of FTRs for the Utility operating companies are recorded through purchased power expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses are recorded as purchased power expense when the FTRs for the Utility operating companies settle and are recovered or refunded through fuel cost recovery mechanisms.

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of June 30, 2015 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$9.1	Entergy Arkansas
FTRs	Prepayments and other	$17.8	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$19.5	Entergy Louisiana
FTRs	Prepayments and other	$4.9	Entergy Mississippi
FTRs	Prepayments and other	$6.7	Entergy New Orleans
FTRs	Prepayments and other	$7.9	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$3.2	Entergy Gulf States Louisiana
Natural gas swaps	Other current liabilities	$3.8	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.5	Entergy Mississippi

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2014 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$0.7	Entergy Arkansas
FTRs	Prepayments and other	$14.4	Entergy Gulf States Louisiana
FTRs	Prepayments and other	$11.1	Entergy Louisiana
FTRs	Prepayments and other	$3.4	Entergy Mississippi
FTRs	Prepayments and other	$4.1	Entergy New Orleans
FTRs	Prepayments and other	$12.3	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$8.2	Entergy Gulf States Louisiana
Natural gas swaps	Other current liabilities	$7.6	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.8	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.9	Entergy New Orleans

(a)	Excludes letters of credit in the amount of $0.6 million posted by Entergy Texas as of June 30, 2015. No cash collateral was required to be posted as of June 30, 2015 and December 31, 2014.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2015 and 2014 are as follows:

Instrument	Income Statement Location	Amount of gain recorded in the income statement	Registrant
		(In Millions)
2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.7	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$1.8	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.6	Entergy Mississippi

FTRs	Purchased power expense	$19.6	Entergy Arkansas
FTRs	Purchased power expense	$8.7	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$8.6	Entergy Louisiana
FTRs	Purchased power expense	$3.9	Entergy Mississippi
FTRs	Purchased power expense	$4.5	Entergy New Orleans
FTRs	Purchased power expense	$1.2	Entergy Texas

2014
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$1.4	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.2	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.6	Entergy Mississippi

FTRs	Purchased power expense	$6.7	Entergy Arkansas
FTRs	Purchased power expense	$26.1	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$12.4	Entergy Louisiana
FTRs	Purchased power expense	$4.5	Entergy Mississippi
FTRs	Purchased power expense	$3.3	Entergy New Orleans
FTRs	Purchased power expense	$33.4	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2015 and 2014 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement	Registrant
		(In Millions)
2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.2)	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.3)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.4)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	Entergy New Orleans

FTRs	Purchased power expense	$34.7	Entergy Arkansas
FTRs	Purchased power expense	$16.1	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$15.6	Entergy Louisiana
FTRs	Purchased power expense	$7.2	Entergy Mississippi
FTRs	Purchased power expense	$6.0	Entergy New Orleans
FTRs	Purchased power expense	($0.2)	Entergy Texas

2014
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$8.2	Entergy Gulf States Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$10.2	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.2	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.7	Entergy New Orleans

FTRs	Purchased power expense	$11.8	Entergy Arkansas
FTRs	Purchased power expense	$35.1	Entergy Gulf States Louisiana
FTRs	Purchased power expense	$20.4	Entergy Louisiana
FTRs	Purchased power expense	$12.3	Entergy Mississippi
FTRs	Purchased power expense	$6.3	Entergy New Orleans
FTRs	Purchased power expense	$46.2	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$850	$—	$—	$850
Decommissioning trust funds (a):
Equity securities	478	2,796	—	3,274
Debt securities	891	1,224	—	2,115
Power contracts	—	—	209	209
Securitization recovery trust account	38	—	—	38
Escrow accounts	366	—	—	366
FTRs	—	—	67	67
	$2,623	$4,020	$276	$6,919
Liabilities:
Power contracts	$—	$—	$5	$5
Gas hedge contracts	9	—	—	9
	$9	$—	$5	$14

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,291	$—	$—	$1,291
Decommissioning trust funds (a):
Equity securities	452	2,834	—	3,286
Debt securities	880	1,205	—	2,085
Power contracts	—	—	217	217
Securitization recovery trust account	44	—	—	44
Escrow accounts	362	—	—	362
FTRs	—	—	47	47
	$3,029	$4,039	$264	$7,332
Liabilities:
Power contracts	$—	$—	$2	$2
Gas hedge contracts	20	—	—	20
	$20	$—	$2	$22

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are held to approximate the returns of major market indices.  Fixed income investments are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2015 and 2014:

	2015		2014
	Power Contracts	FTRs	Power Contracts	FTRs
	(In Millions)
Balance as of April 1,	$145	$15	($86)	$25
Total gains (losses) for the period (a)
Included in earnings	22	—	6	—
Included in OCI	131	—	(57)	—
Included as a regulatory liability/asset	—	18	—	86
Issuances of FTRs	—	80	—	121
Purchases	4	—	3	—
Settlements	(98)	(46)	46	(88)
Balance as of June 30,	$204	$67	($88)	$144

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($1) million for the three months ended June 30, 2015 and $34 million for the three months ended June 30, 2014

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2015 and 2014:

	2015		2014
	Power Contracts	FTRs	Power Contracts	FTRs
	(In Millions)
Balance as of January 1,	$215	$47	($133)	$34
Total gains (losses) for the period (a)
Included in earnings	(13)	(1)	27	—
Included in OCI	105	—	(219)	—
Included as a regulatory liability/asset	—	20	—	123
Issuances of FTRs	—	80	—	121
Purchases	14	—	8	—
Settlements	(117)	(79)	229	(134)
Balance as of June 30,	$204	$67	($88)	$144

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($7) million for the six months ended June 30, 2015 and $86 million for the six months ended June 30, 2014

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of June 30, 2015:

Transaction Type	Fair Value as of June 30, 2015	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Electricity swaps	$135	Unit contingent discount	+/-	3%	$8
Electricity options	$69	Implied volatility	+/-	63%	$40

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$90.6	$—	$—	$90.6
Decommissioning trust funds (a):
Equity securities	2.8	472.3	—	475.1
Debt securities	104.9	196.7	—	301.6
Securitization recovery trust account	4.2	—	—	4.2
Escrow accounts	12.2	—	—	12.2
FTRs	—	—	9.1	9.1
	$214.7	$669.0	$9.1	$892.8

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$208.0	$—	$—	$208.0
Decommissioning trust funds (a):
Equity securities	7.2	480.1	—	487.3
Debt securities	72.2	210.4	—	282.6
Securitization recovery trust account	4.1	—	—	4.1
Escrow accounts	12.2	—	—	12.2
FTRs	—	—	0.7	0.7
	$303.7	$690.5	$0.7	$994.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$77.3	$—	$—	$77.3
Decommissioning trust funds (a):
Equity securities	12.3	391.0	—	403.3
Debt securities	77.3	164.0	—	241.3
Escrow accounts	90.1	—	—	90.1
FTRs	—	—	17.8	17.8
	$257.0	$555.0	$17.8	$829.8

Liabilities:
Gas hedge contracts	$3.2	$—	$—	$3.2

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$109.6	$—	$—	$109.6
Decommissioning trust funds (a):
Equity securities	10.5	385.4	—	395.9
Debt securities	81.9	159.9	—	241.8
Escrow accounts	90.1	—	—	90.1
FTRs	—	—	14.4	14.4
	$292.1	$545.3	$14.4	$851.8

Liabilities:
Gas hedge contracts	$8.2	$—	$—	$8.2

Entergy Louisiana

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$215.3	$—	$—	$215.3
Decommissioning trust funds (a):
Equity securities	5.1	238.4	—	243.5
Debt securities	67.7	79.0	—	146.7
Escrow accounts	200.1	—	—	200.1
Securitization recovery trust account	3.1	—	—	3.1
FTRs	—	—	19.5	19.5
	$491.3	$317.4	$19.5	$828.2

Liabilities:
Gas hedge contracts	$3.8	$—	$—	$3.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$157.1	$—	$—	$157.1
Decommissioning trust funds (a):
Equity securities	4.8	234.8	—	239.6
Debt securities	68.7	75.3	—	144.0
Escrow accounts	200.1	—	—	200.1
Securitization recovery trust account	3.1	—	—	3.1
FTRs	—	—	11.1	11.1
	$433.8	$310.1	$11.1	$755.0

Liabilities:
Gas hedge contracts	$7.6	$—	$—	$7.6

Entergy Mississippi

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$113.3	$—	$—	$113.3
Escrow accounts	41.8	—	—	41.8
FTRs	—	—	4.9	4.9
	$155.1	$—	$4.9	$160.0

Liabilities:
Gas hedge contracts	$1.5	$—	$—	$1.5

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$60.4	$—	$—	$60.4
Escrow accounts	41.8	—	—	41.8
FTRs	—	—	3.4	3.4
	$102.2	$—	$3.4	$105.6

Liabilities:
Gas hedge contracts	$2.8	$—	$—	$2.8

Entergy New Orleans

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.5	$—	$—	$28.5
Escrow accounts	21.6	—	—	21.6
FTRs	—	—	6.7	6.7
	$50.1	$—	$6.7	$56.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$41.4	$—	$—	$41.4
Escrow accounts	18.0	—	—	18.0
FTRs	—	—	4.1	4.1
	$59.4	$—	$4.1	$63.5

Liabilities:
Gas hedge contracts	$0.9	$—	$—	$0.9

Entergy Texas

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$33.1	$—	$—	$33.1
Securitization recovery trust account	30.5	—	—	30.5
FTRs	—	—	7.9	7.9
	$63.6	$—	$7.9	$71.5

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.7	$—	$—	$28.7
Securitization recovery trust account	37.2	—	—	37.2
FTRs	—	—	12.3	12.3
	$65.9	$—	$12.3	$78.2

System Energy

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$110.1	$—	$—	$110.1
Decommissioning trust funds (a):
Equity securities	4.7	429.1	—	433.8
Debt securities	206.6	56.9	—	263.5
	$321.4	$486.0	$—	$807.4

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$222.4	$—	$—	$222.4
Decommissioning trust funds (a):
Equity securities	2.0	422.5	—	424.5
Debt securities	194.2	61.1	—	255.3
	$418.6	$483.6	$—	$902.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are held to approximate the returns of major market indices.  Fixed income investments are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2015.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$0.6	$5.0	$3.8	$0.9	$1.4	$3.4
Issuances of FTRs	7.0	26.7	21.5	5.4	7.3	11.4
Gains (losses) included as a regulatory liability/asset	21.1	(5.2)	2.8	2.5	2.5	(5.7)
Settlements	(19.6)	(8.7)	(8.6)	(3.9)	(4.5)	(1.2)
Balance as of June 30,	$9.1	$17.8	$19.5	$4.9	$6.7	$7.9
The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2014.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$2.7	$5.4	$3.0	$4.8	$1.0	$7.4
Issuances of FTRs	4.2	37.3	21.5	15.2	8.3	33.2
Gains (losses) included as a regulatory liability/asset	2.8	30.6	11.5	(2.8)	2.5	40.6
Settlements	(6.7)	(26.1)	(12.4)	(4.5)	(3.3)	(33.4)
Balance as of June 30,	$3.0	$47.2	$23.6	$12.7	$8.5	$47.8

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2015.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$0.7	$14.4	$11.1	$3.4	$4.1	$12.3
Issuances of FTRs	7.0	26.7	21.5	5.4	7.3	11.4
Gains (losses) included as a regulatory liability/asset	36.1	(7.2)	2.5	3.3	1.3	(16.0)
Settlements	(34.7)	(16.1)	(15.6)	(7.2)	(6.0)	0.2
Balance as of June 30,	$9.1	$17.8	$19.5	$4.9	$6.7	$7.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2014.

	Entergy Arkansas	Entergy Gulf States Louisiana	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$—	$6.7	$5.7	$1.0	$2.0	$18.4
Issuances of FTRs	4.2	37.3	21.5	15.2	8.3	33.2
Gains (losses) included as a regulatory liability/asset	10.6	38.3	16.8	8.8	4.5	42.4
Settlements	(11.8)	(35.1)	(20.4)	(12.3)	(6.3)	(46.2)
Balance as of June 30,	$3.0	$47.2	$23.6	$12.7	$8.5	$47.8

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

The securities held as of June 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$3,274	$1,482	$1
Debt Securities	2,115	51	18
Total	$5,389	$1,533	$19

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$3,286	$1,513	$1
Debt Securities	2,085	76	6
Total	$5,371	$1,589	$7

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $369 million and $396 million as of June 30, 2015 and December 31, 2014, respectively.  The amortized cost of debt securities was $2,096 million as of June 30, 2015 and $2,019 million as of December 31, 2014.  As of June 30, 2015, the debt securities have an average coupon rate of approximately 3.33%, an average duration of approximately 5.84 years, and an average maturity of approximately 8.82 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$24	$1	$689	$15
More than 12 months	—	—	76	3
Total	$24	$1	$765	$18

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$9	$1	$277	$2
More than 12 months	—	—	163	4
Total	$9	$1	$440	$6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$64	$94
1 year - 5 years	792	783
5 years - 10 years	693	681
10 years - 15 years	174	173
15 years - 20 years	68	79
20 years+	324	275
Total	$2,115	$2,085

During the three months ended June 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $456 million and $445 million, respectively.  During the three months ended June 30, 2015 and 2014, gross gains of $19 million and $6 million, respectively, and gross losses of $1 million and $1 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $949 million and $982 million, respectively.  During the six months ended June 30, 2015 and 2014, gross gains of $45 million and $12 million, respectively, and gross losses of $3 million and $3 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$475.1	$246.3	$—
Debt Securities	301.6	4.6	2.1
Total	$776.7	$250.9	$2.1

2014
Equity Securities	$487.3	$248.9	$—
Debt Securities	282.6	6.2	1.1
Total	$769.9	$255.1	$1.1

The amortized cost of debt securities was $299.1 million as of June 30, 2015 and $277.4 million as of December 31, 2014.  As of June 30, 2015, the debt securities have an average coupon rate of approximately 2.45%, an average duration of approximately 5.33 years, and an average maturity of approximately 6.28 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.2	$—	$96.8	$1.6
More than 12 months	—	—	18.9	0.5
Total	$1.2	$—	$115.7	$2.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$56.5	$0.3
More than 12 months	—	—	34.8	0.8
Total	$0.1	$—	$91.3	$1.1

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$6.0	$14.9
1 year - 5 years	138.4	127.3
5 years - 10 years	135.9	128.2
10 years - 15 years	2.5	1.7
15 years - 20 years	1.0	1.0
20 years+	17.8	9.5
Total	$301.6	$282.6

During the three months ended June 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $64.9 million and $25 million, respectively.  During the three months ended June 30, 2015 and 2014, gross gains of $0.3 million and $0.3 million, respectively, and gross losses of $0.02 million and $0.1 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $146.8 million and $70.3 million, respectively.  During the six months ended June 30, 2015 and 2014, gross gains of $5.4 million and $0.4 million, respectively, and gross losses of $0.02 million and $0.3 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Gulf States Louisiana

Entergy Gulf States Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$403.3	$178.7	$—
Debt Securities	241.3	7.7	1.7
Total	$644.6	$186.4	$1.7

2014
Equity Securities	$395.9	$177.6	$—
Debt Securities	241.8	11.9	0.3
Total	$637.7	$189.5	$0.3

The amortized cost of debt securities was $239.8 million as of June 30, 2015 and $231.5 million as of December 31, 2014.  As of June 30, 2015, the debt securities have an average coupon rate of approximately 4.53%, an average duration of approximately 5.79 years, and an average maturity of approximately 10.93 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$2.5	$—	$79.0	$1.6
More than 12 months	—	—	2.1	0.1
Total	$2.5	$—	$81.1	$1.7

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$14.0	$0.1
More than 12 months	—	—	15.0	0.2
Total	$0.1	$—	$29.0	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$4.1	$6.4
1 year - 5 years	71.4	59.8
5 years - 10 years	60.6	68.3
10 years - 15 years	42.0	43.6
15 years - 20 years	12.0	14.8
20 years+	51.2	48.9
Total	$241.3	$241.8

During the three months ended June 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $31.7 million and $45.1 million, respectively.  During the three months ended June 30, 2015 and 2014, gross gains of $0.1 million and $0.5 million, respectively, and gross losses of $0.2 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $53.4 million and $75.4 million, respectively.  During the six months ended June 30, 2015 and 2014, gross gains of $1.4 million and $0.7 million, respectively, and gross losses of $0.2 million and $0.2 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$243.5	$117.5	$—
Debt Securities	146.7	5.2	0.8
Total	$390.2	$122.7	$0.8

2014
Equity Securities	$239.6	$116.7	$—
Debt Securities	144.0	6.9	0.4
Total	$383.6	$123.6	$0.4

The amortized cost of debt securities was $142.2 million as of June 30, 2015 and $137.9 million as of December 31, 2014.  As of June 30, 2015, the debt securities have an average coupon rate of approximately 2.93%, an average duration of approximately 5.12 years, and an average maturity of approximately 8.07 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.0	$—	$32.1	$0.6
More than 12 months	—	—	5.7	0.2
Total	$1.0	$—	$37.8	$0.8

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$19.1	$0.1
More than 12 months	—	—	12.1	0.3
Total	$0.1	$—	$31.2	$0.4

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$9.8	$5.6
1 year - 5 years	54.9	58.2
5 years - 10 years	44.4	44.2
10 years - 15 years	9.8	7.3
15 years - 20 years	9.4	9.4
20 years+	18.4	19.3
Total	$146.7	$144.0

During the three months ended June 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $7.9 million and $11.6 million, respectively.  During the three months ended June 30, 2015 and 2014, gross gains of $0.1 million and $0.05 million, respectively, and gross losses of $6.7 thousand and $0.2 thousand, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $11.8 million and $29.7 million, respectively.  During the six months ended June 30, 2015 and 2014, gross gains of $0.1 million and $0.2 million, respectively, and gross losses of $11.6 thousand and $4.1 thousand, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$433.8	$189.3	$0.1
Debt Securities	263.5	4.4	1.1
Total	$697.3	$193.7	$1.2

2014
Equity Securities	$424.5	$188.0	$—
Debt Securities	255.3	5.9	0.3
Total	$679.8	$193.9	$0.3

The amortized cost of debt securities was $264.6 million as of June 30, 2015 and $251 million as of December 31, 2014.  As of June 30, 2015, the debt securities have an average coupon rate of approximately 2.33%, an average duration of approximately 4.64 years, and an average maturity of approximately 6.19 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$1.8	$—	$74.9	$1.0
More than 12 months	—	0.1	1.5	0.1
Total	$1.8	$0.1	$76.4	$1.1

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$51.6	$0.2
More than 12 months	—	—	6.5	0.1
Total	$0.1	$—	$58.1	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$16.5	$33.5
1 year - 5 years	150.6	139.7
5 years - 10 years	69.3	53.5
10 years - 15 years	3.3	3.4
15 years - 20 years	1.6	3.2
20 years+	22.2	22.0
Total	$263.5	$255.3

During the three months ended June 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $83.6 million and $101.3 million, respectively.  During the three months ended June 30, 2015 and 2014, gross gains of $0.4 million and $0.4 million, respectively, and gross losses of $0.04 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $162 million and $231.6 million, respectively.  During the six months ended June 30, 2015 and 2014, gross gains of $0.8 million and $1.4 million, respectively, and gross losses of $0.1 million and $0.3 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and six months ended June 30, 2015 and 2014.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three and six months ended June 30, 2015 and 2014, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Litigation”, “Income Tax Audits”, and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy. Following is an update to that discussion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2015 are $145 million for Entergy, $13.8 million for Entergy Arkansas, $33.4 million for Entergy Gulf States Louisiana, $16.9 million for Entergy Louisiana, $1 million for Entergy Mississippi, $0.2 million for Entergy New Orleans, $13.5 million for Entergy Texas, and $15.4 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2014 are $209 million for Entergy, $37.3 million for Entergy Arkansas, $23.4 million for Entergy Gulf States Louisiana, $48 million for Entergy Louisiana, $7.8 million for Entergy Mississippi, $0.9 million for Entergy New Orleans, $24.1 million for Entergy Texas, and $7.7 million for System Energy.

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

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements in the Form 10-K. Entergy Louisiana made payments on its lease, including interest, of $21 million and $22.7 million in the six months ended June 30, 2015 and 2014, respectively. System Energy made payments on its lease, including interest, of $37.6 million and $51.6 million in the six months ended June 30, 2015 and 2014, respectively.

NOTE 13.  ASSET RETIREMENT OBLIGATIONS  (Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations.  Following are updates to that discussion.

In the second quarter 2015, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for a nuclear site as a result of a revised decommissioning cost study. The revised estimate resulted in a $77.6 million reduction in the decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2015, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2015 Compared to Second Quarter 2014

Net income decreased $7.5 million primarily due to higher other operation and maintenance expenses, higher nuclear refueling outage expenses, higher depreciation and amortization expenses, and higher interest expense, partially offset by higher net revenue.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income decreased $18 million primarily due to higher other operation and maintenance expenses, higher nuclear refueling outage expenses, and higher interest expense, partially offset by higher other income, higher net revenue, and a lower effective income tax rate.

Net Revenue

Second Quarter 2015 Compared to Second Quarter 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the second quarter 2015 to the second quarter 2014:

Amount
(In Millions)
2014 net revenue	$329.5
Retail electric price	7.7
Net wholesale revenue	(2.0)
Other	(0.2)
2015 net revenue	$335.0

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2014. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income.

The net wholesale revenue variance is primarily due to decreased non-retail sales to MISO.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the six months ended June 30, 2015 to the six months ended June 30, 2014:

Amount
(In Millions)
2014 net revenue	$633.9
Retail electric price	13.4
Volume/weather	3.0
Asset retirement obligation	(3.6)
Net wholesale revenue	(3.2)
Other	(1.2)
2015 net revenue	$642.3

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2014. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income.

The volume/weather variance is primarily due to the effect of more favorable weather during the unbilled sales period. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Unbilled Revenue” in the Form 10-K for further discussion of the accounting for unbilled revenues.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily caused by a decrease in the regulatory credits because of higher realized gains on decommissioning trust fund investments.

The net wholesale revenue variance is primarily due to decreased non-retail sales to MISO.

Other Income Statement Variances

Second Quarter 2015 Compared to Second Quarter 2014

Nuclear refueling outage expenses increased primarily due to higher costs associated with the most recent outage as compared to the previous outages.

Other operation and maintenance expenses increased primarily due to:

•
an increase of $12.1 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs and higher labor costs. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in the second quarter 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” below;

•	an increase of $4.3 million in distribution expenses primarily due to vegetation maintenance; and

•	an increase of $4.1 million in energy efficiency costs. These costs are recovered through the energy efficiency rider and have a minimal effect on net income.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by a decrease of $6.5 million related to incentives recognized as a result of participation in energy efficiency programs.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $250 million of 4.95% Series first mortgage bonds in December 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Nuclear refueling outage expenses increased primarily due to higher costs associated with the most recent outage as compared to the previous outages.

Other operation and maintenance expenses increased primarily due to:

•
an increase of $15.2 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs and higher labor costs. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” below;

•
an increase of $14.4 million in energy efficiency costs, including the effects of true-ups to the energy efficiency filings for fixed costs to be collected from customers. Energy efficiency costs are recovered through the energy efficiency rider and have a minimal effect on net income; and

•	an increase of $6 million in distribution expenses primarily due to vegetation maintenance and higher labor costs.

The increase was partially offset by a decrease of $6.5 million related to incentives recognized as a result of participation in energy efficiency programs.

Taxes other than income taxes increased primarily due to an increase in payroll taxes, an increase in local franchise taxes resulting from higher residential and commercial revenues in 2015 as compared to 2014, and an increase in ad valorem taxes. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to higher realized gains in 2015 as compared to 2014 on the decommissioning trust fund investments. There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Interest expense increased primarily due to the issuance of $250 million of 4.95% Series first mortgage bonds in December 2014 and the issuance of $375 million of 3.7% Series first mortgage bonds in March 2014. The increase was partially offset by the repayment of $115 million of 5.0% Series first mortgage bonds in April 2014.

Income Taxes

The effective income tax rate was 40.9% for the second quarter 2015. The difference in the effective income tax rate for the second quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The effective income tax rate was 35.4% for the six months ended June 30, 2015. The difference in the effective income tax rate for the six months ended June 30, 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

The effective income tax rate was 43.5% for the second quarter 2014 and 43.1% for the six months ended June 30, 2014. The differences in the effective income tax rates for the second quarter 2014 and the six months ended June 30, 2014 versus the federal statutory rate of 35% were primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

ANO Damage, Outage, and NRC Reviews

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

As discussed in the Form 10-K, in January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.” In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. Placement into this column will require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental costs of approximately $50 million in 2015, of which $18 million had been incurred as of June 30, 2015, and approximately $35 million in 2016 to prepare for the NRC inspection expected to occur in early 2016.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$218,505	$127,022

Cash flow provided by (used in):
Operating activities	214,338	105,057
Investing activities	(277,187)	(247,982)
Financing activities	(56,429)	47,874
Net decrease in cash and cash equivalents	(119,278)	(95,051)

Cash and cash equivalents at end of period	$99,227	$31,971

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $109.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in the recovery of fuel and purchased power costs including System Agreement bandwidth remedy collections from customers of $29.7 million received in 2015 and a $68 million payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

The increase was partially offset by:

•
an increase of $16 million in income tax payments. Entergy Arkansas made income tax payments of $17.6 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments made in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit;

•
$8.8 million in insurance proceeds received in the first quarter 2014 for property damages related to the generator stator incident at ANO. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” herein and in the Form 10-K for a discussion of the ANO stator incident;

•	an increase of $8.7 million in spending on nuclear refueling outages in 2015 as compared to the same period in 2014;

•
an increase of $5.7 million in pension contributions in 2015. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding; and

•	an increase of $4.5 million in interest paid in 2015 as compared to the same period in the prior year.

Investing Activities

Net cash flow used in investing activities increased $29.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•	an increase in nuclear construction expenditures due to compliance with NRC post-Fukushima requirements and a higher scope of work on various nuclear projects in 2015;

•
$24.2 million in insurance proceeds received in the first quarter 2014 for property damages related to the generator stator incident at ANO. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” herein and in the Form 10-K for a discussion of the ANO stator incident; and

•	money pool activity.

The increase was partially offset by:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	a decrease in distribution construction expenditures primarily due to higher storm restoration spending in 2014.

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $4 million for the six months ended June 30, 2015 compared to decreasing by $17.5 million for the six months ended June 30, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Entergy Arkansas’s financing activities used $56.4 million of cash for the six months ended June 30, 2015 compared to providing $47.9 million of cash for the six months ended June 30, 2014 primarily due to the following activity:

•
the issuance of $375 million of 3.7% Series first mortgage bonds in March 2014, the proceeds of which were used to pay, prior to maturities, a $250 million term loan in March 2014 and $115 million of 5.0% Series first mortgage bonds in April 2014;

•	net repayments of $48 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2015 compared to net borrowings of $39.7 million in 2014; and

•	money pool activity.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $11 million for the six months ended June 30, 2014.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to the repayment of $48 million of borrowings on the nuclear fuel company variable interest entity credit facility in 2015.

	June 30, 2015	December 31, 2014
Debt to capital	57.4%	58.4%
Effect of excluding the securitization bonds	(0.6%)	(0.7%)
Debt to capital, excluding securitization bonds (a)	56.8%	57.7%
Effect of subtracting cash	(1.0%)	(2.2%)
Net debt to net capital, excluding securitization bonds (a)	55.8%	55.5%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
(In Thousands)
$6,177	$2,218	($11,019)	$17,531

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in March 2019. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2016. The $150 million credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2015, there were no cash borrowings and no letters of credit outstanding under the credit facilities.  In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of June 30, 2015, a $2 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  As of June 30, 2015, there were no letters of credit outstanding under the credit facility.  See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

Union Power Station Purchase Agreement

As discussed in the Form 10-K, in December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station. The Union Power Station is a 1,980 MW (summer rating) power generation facility that consists of four power blocks, each rated at 495 MW. The purchase of the Union Power Station is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies.

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery.  The APSC staff and the Arkansas Attorney General filed testimony stating that the acquisition is in the public interest. Only one party intervened opposing the acquisition. In July 2015, Entergy Arkansas filed rebuttal testimony. A hearing is scheduled in September 2015 with a decision expected in November 2015.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Closing is targeted to occur in late-2015.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following is an update to that discussion.

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notifies the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requests a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requests a 10.2% return on common equity. In May 2015 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas and establishing a procedural schedule to complete its investigation of Entergy Arkansas’s application. A public evidentiary hearing is scheduled to begin in January 2016.

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$551,809	$511,522	$1,063,062	$1,026,503

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	145,315	16,922	250,187	109,075
Purchased power	80,671	173,623	180,485	292,471
Nuclear refueling outage expenses	13,443	9,499	25,506	18,176
Other operation and maintenance	169,365	158,711	329,910	297,256
Decommissioning	12,491	11,729	24,795	22,915
Taxes other than income taxes	22,980	21,526	48,684	43,434
Depreciation and amortization	61,540	59,108	121,642	116,829
Other regulatory credits - net	(9,145)	(8,566)	(9,952)	(8,983)
TOTAL	496,660	442,552	971,257	891,173

OPERATING INCOME	55,149	68,970	91,805	135,330

OTHER INCOME
Allowance for equity funds used during construction	3,532	1,660	5,906	3,413
Interest and investment income	2,861	3,596	13,813	7,613
Miscellaneous - net	(521)	(366)	(688)	(730)
TOTAL	5,872	4,890	19,031	10,296

INTEREST EXPENSE
Interest expense	26,417	23,688	52,904	46,521
Allowance for borrowed funds used during construction	(1,844)	(1,148)	(3,075)	(1,786)
TOTAL	24,573	22,540	49,829	44,735

INCOME BEFORE INCOME TAXES	36,448	51,320	61,007	100,891

Income taxes	14,923	22,315	21,617	43,516

NET INCOME	21,525	29,005	39,390	57,375

Preferred dividend requirements	1,718	1,718	3,437	3,437

EARNINGS APPLICABLE TO COMMON STOCK	$19,807	$27,287	$35,953	$53,938

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$39,390	$57,375
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	201,426	183,856
Deferred income taxes, investment tax credits, and non-current taxes accrued	37,397	92,466
Changes in assets and liabilities:
Receivables	(35,452)	(5,397)
Fuel inventory	13,730	20,217
Accounts payable	(8,930)	(75,400)
Prepaid taxes and taxes accrued	(29,667)	(48,920)
Interest accrued	(543)	(2,390)
Deferred fuel costs	56,023	(116,883)
Other working capital accounts	(23,969)	16,988
Provisions for estimated losses	(133)	(768)
Other regulatory assets	14,173	(35,399)
Pension and other postretirement liabilities	(41,182)	(41,193)
Other assets and liabilities	(7,925)	60,505
Net cash flow provided by operating activities	214,338	105,057

INVESTING ACTIVITIES
Construction expenditures	(268,714)	(261,336)
Allowance for equity funds used during construction	7,329	5,069
Nuclear fuel purchases	(34,750)	(104,487)
Proceeds from sale of nuclear fuel	26,636	75,860
Proceeds from nuclear decommissioning trust fund sales	146,823	70,259
Investment in nuclear decommissioning trust funds	(150,453)	(74,760)
Changes in money pool receivable - net	(3,959)	17,531
Changes in securitization account	(99)	(474)
Insurance proceeds	—	24,156
Other	—	200
Net cash flow used in investing activities	(277,187)	(247,982)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	371,699
Retirement of long-term debt	(6,518)	(371,314)
Changes in short-term borrowings - net	(47,968)	39,657
Change in money pool payable - net	—	11,019
Dividends paid:
Preferred stock	(3,437)	(3,437)
Other	1,494	250
Net cash flow provided by (used in) financing activities	(56,429)	47,874

Net decrease in cash and cash equivalents	(119,278)	(95,051)
Cash and cash equivalents at beginning of period	218,505	127,022
Cash and cash equivalents at end of period	$99,227	$31,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$50,671	$46,220
Income taxes	$17,587	$1,624

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$8,673	$10,526
Temporary cash investments	90,554	207,979
Total cash and cash equivalents	99,227	218,505
Securitization recovery trust account	4,195	4,096
Accounts receivable:
Customer	112,813	97,314
Allowance for doubtful accounts	(32,117)	(32,247)
Associated companies	43,691	32,187
Other	106,409	110,269
Accrued unbilled revenues	96,842	80,704
Total accounts receivable	327,638	288,227
Accumulated deferred income taxes	19,264	21,533
Deferred fuel costs	86,587	143,279
Fuel inventory - at average cost	37,168	50,898
Materials and supplies - at average cost	169,273	162,792
Deferred nuclear refueling outage costs	43,418	29,690
Prepaid taxes	5,427	—
Prepayments and other	21,125	9,588
TOTAL	813,322	928,608

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	776,718	769,883
Other	12,843	14,170
TOTAL	789,561	784,053

UTILITY PLANT
Electric	9,321,647	9,139,181
Property under capital lease	905	961
Construction work in progress	296,874	284,322
Nuclear fuel	249,520	293,695
TOTAL UTILITY PLANT	9,868,946	9,718,159
Less - accumulated depreciation and amortization	4,276,354	4,191,959
UTILITY PLANT - NET	5,592,592	5,526,200

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	62,780	64,214
Other regulatory assets (includes securitization property of $61,134 as of June 30, 2015 and $67,877 as of December 31, 2014)	1,378,537	1,391,276
Deferred fuel costs	66,569	65,900
Other	51,546	47,674
TOTAL	1,559,432	1,569,064

TOTAL ASSETS	$8,754,907	$8,807,925

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Short-term borrowings	$—	$47,968
Accounts payable:
Associated companies	51,279	56,078
Other	148,781	174,998
Customer deposits	116,565	115,647
Taxes accrued	—	24,240
Accumulated deferred income taxes	9,557	15,009
Interest accrued	19,707	20,250
Other	46,915	27,872
TOTAL	392,804	482,062

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,034,719	1,997,983
Accumulated deferred investment tax credits	37,107	37,708
Other regulatory liabilities	254,430	254,036
Decommissioning	846,727	818,351
Accumulated provisions	5,556	5,689
Pension and other postretirement liabilities	530,711	571,870
Long-term debt (includes securitization bonds of $69,655 as of June 30, 2015 and $76,164 as of December 31, 2014)	2,664,952	2,671,343
Other	11,361	28,296
TOTAL	6,385,563	6,385,276

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2015 and 2014	470	470
Paid-in capital	588,471	588,471
Retained earnings	1,271,249	1,235,296
TOTAL	1,860,190	1,824,237

TOTAL LIABILITIES AND EQUITY	$8,754,907	$8,807,925

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$470	$588,471	$1,130,777	$1,719,718

Net income	—	—	57,375	57,375
Preferred stock dividends	—	—	(3,437)	(3,437)

Balance at June 30, 2014	$470	$588,471	$1,184,715	$1,773,656

Balance at December 31, 2014	$470	$588,471	$1,235,296	$1,824,237

Net income	—	—	39,390	39,390
Preferred stock dividends	—	—	(3,437)	(3,437)

Balance at June 30, 2015	$470	$588,471	$1,271,249	$1,860,190

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$159	$152	$7	5
Commercial	119	108	11	10
Industrial	111	100	11	11
Governmental	5	4	1	25
Total retail	394	364	30	8
Sales for resale:
Associated companies	32	30	2	7
Non-associated companies	68	63	5	8
Other	58	55	3	5
Total	$552	$512	$40	8

Billed Electric Energy Sales (GWh):
Residential	1,486	1,547	(61)	(4)
Commercial	1,374	1,356	18	1
Industrial	1,612	1,628	(16)	(1)
Governmental	55	57	(2)	(4)
Total retail	4,527	4,588	(61)	(1)
Sales for resale:
Associated companies	597	383	214	56
Non-associated companies	2,859	1,671	1,188	71
Total	7,983	6,642	1,341	20

	Six Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$381	$358	$23	6
Commercial	230	210	20	10
Industrial	209	184	25	14
Governmental	9	8	1	13
Total retail	829	760	69	9
Sales for resale:
Associated companies	61	61	—	—
Non-associated companies	108	136	(28)	(21)
Other	65	70	(5)	(7)
Total	$1,063	$1,027	$36	4

Billed Electric Energy Sales (GWh):
Residential	3,971	4,128	(157)	(4)
Commercial	2,789	2,789	—	—
Industrial	3,223	3,151	72	2
Governmental	111	114	(3)	(3)
Total retail	10,094	10,182	(88)	(1)
Sales for resale:
Associated companies	1,107	845	262	31
Non-associated companies	4,328	3,423	905	26
Total	15,529	14,450	1,079	7

ENTERGY GULF STATES LOUISIANA, L.L.C.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K.

As discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. In the application, Entergy Louisiana and Entergy Gulf States Louisiana identified potential benefits, including enhanced economic and customer diversity, enhanced geographic and supply diversity, and greater administrative efficiency. In the initial proceedings with the LPSC, Entergy Louisiana and Entergy Gulf States Louisiana estimated that the business combination could produce up to $128 million in measurable customer benefits including proposed guaranteed customer credits of $97 million in the first ten years.  In April 2015 the LPSC staff and intervenors filed testimony in the LPSC business combination proceeding. The testimony recommended an extensive set of conditions that would be required in order to recommend that the LPSC find that the business combination is in the public interest. The LPSC staff’s primary concern appeared to be potential shifting in fuel costs between legacy Entergy Louisiana and Entergy Gulf States Louisiana customers. In May 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed rebuttal testimony. After the testimony was filed with the LPSC, the parties engaged in settlement discussions that ultimately led to the execution of an uncontested stipulated settlement (“stipulated settlement”), which was filed with the LPSC in July 2015. Through the stipulated settlement, the parties agreed to terms upon which to recommend that the LPSC find that the business combination is in the public interest. The stipulated settlement, which was either joined or unopposed by all parties to the LPSC proceeding, represents a compromise of stakeholder positions and was the result of an extensive period of analysis, discovery, and negotiation. The stipulated settlement provides $107 million in guaranteed customer benefits. Additionally, the combined company will honor the 2013 Entergy Louisiana and Entergy Gulf States Louisiana rate case settlements, including the commitments that (1) there will be no rate increase for legacy Entergy Gulf States Louisiana customers for the 2014 test year, and (2) through the 2016 test year formula rate plan, Entergy Louisiana (as a combined entity) will not raise rates by more than $30 million, net of the $10 million rate increase included in the Entergy Louisiana legacy formula rate plan. The stipulated settlement also describes the process for implementing a fuel tracker mechanism that is designed to address potential effects arising from the shifting of fuel costs between legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana customers as a result of the combination of those companies’ fuel adjustment clauses by reallocating such cost shifts as between customers on an after-the-fact basis. The calculation of the fuel tracker will be submitted annually in a compliance filing. The stipulated settlement also provides that Entergy Gulf States Louisiana and Entergy Louisiana are permitted to defer certain external costs that were incurred to achieve the business combination’s customer benefits. The deferred amount, which shall not exceed $25 million, will be subject to a prudence review and amortized over a 10-year period. A hearing on the stipulated settlement in the LPSC proceeding was held in July 2015. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the LPSC issue its decision regarding the business combination in August 2015.

Entergy Louisiana and Entergy Gulf States Louisiana filed applications with the FERC requesting authorization for the business combination and Entergy Louisiana and Entergy New Orleans filed applications with the FERC requesting authorization of the Algiers asset transfer. The FERC has issued orders authorizing the business combination and the Algiers asset transfer.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Results of Operations

Net Income

Second Quarter 2015 Compared to Second Quarter 2014

Net income decreased $2.2 million primarily due to higher other operation and maintenance expenses and higher interest expense, partially offset by higher net revenue and higher other income.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income increased $5.2 million primarily due to higher net revenue, higher other income, and a lower effective income tax rate, partially offset by higher other operation and maintenance expenses and higher interest expense.

Net Revenue

Second Quarter 2015 Compared to Second Quarter 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2015 to the second quarter 2014:

Amount
(In Millions)
2014 net revenue	$234.9
Volume/weather	4.2
Net wholesale revenue	2.6
Retail electric price	1.1
Other	0.7
2015 net revenue	$243.5

The volume/weather variance is primarily due to an increase of 103 GWh, or 2%, in billed electricity usage as a result of the effect of weather as compared to the prior year, primarily in the residential and commercial sectors, and an increase in industrial usage.  The increase in the industrial usage was the result of new customers and expansion projects primarily in the chemicals industry, partially offset by decreased usage in the pulp and paper industry.

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

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2015 to the six months ended June 30, 2014:

Amount
(In Millions)
2014 net revenue	$473.2
Net wholesale revenue	4.5
Volume/weather	3.9
Retail electric price	2.2
Other	1.7
2015 net revenue	$485.5

The net wholesale revenue variance is primarily due to higher wholesale billings to affiliate companies due to higher expenses.

The volume/weather variance is primarily due to an increase of 153 GWh, or 2%, in billed electricity usage, including an increase in industrial usage, and an increase in unbilled sales volume, partially offset by the effect of weather as compared to the prior year.  The increase in industrial usage is primarily due to new customers and expansion projects primarily in the chemicals industry, partially offset by decreased usage primarily in the pulp and paper industry.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Unbilled Revenue” in the Form 10-K for further discussion of the accounting for unbilled revenues.

The retail electric price variance is primarily due to an increase in purchased power capacity costs that are recovered through base rates set in the annual formula rate plan mechanism. See Note 2 to the financial statements in the Form 10-K for further discussion of Entergy Gulf States Louisiana’s formula rate plan.

Other Income Statement Variances

Second Quarter 2015 Compared to Second Quarter 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.3 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, and higher materials costs;

•
an increase of $2.9 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. There is no effect on net income due to the recovery of these costs through the formula rate plan.  See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;

•	an increase of $1.6 million in loss reserves primarily related to environmental loss reserves;

•
an increase of $1.5 million as a result of spending related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” above for discussion of the business combination; and

•	an increase of $1.1 million due to the amortization, effective December 2014, of costs related to the transition and implementation of joining the MISO RTO.

Other income increased primarily due to:

•	an increase of $1.7 million as a result of income collected from contracts with independent power producers; and

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

•
an increase of $1.2 million due to income earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest expense increased primarily due to the issuance of $110 million of 3.78% Series first mortgage bonds in July 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.4 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, and higher materials costs;

•
an increase of $4.2 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. There is no effect on net income due to the recovery of these costs through the formula rate plan.  See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;

•
an increase of $3 million as a result of spending related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” above for discussion of the business combination; and

•	an increase of $2.4 million due to the amortization, effective December 2014, of costs related to the transition and implementation of joining the MISO RTO.

Other income increased primarily due to:

•	an increase of $3.5 million as a result of income collected from contracts with independent power producers;

•
an increase of $2.4 million due to higher realized gains in 2015 on the River Bend decommissioning trust fund investments. There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges; and

•
an increase of $2.4 million due to income earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest expense increased primarily due to the issuance of $110 million of 3.78% Series first mortgage bonds in July 2014.

Income Taxes

The effective income tax rate was 36.3% for the second quarter 2015. The difference in the effective income tax rate for the second quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests and the amortization of investment tax credits.

The effective income tax rate was 30.8% for the six months ended June 30, 2015. The difference in the effective income tax rate for the six months ended June 30, 2015 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS, and the amortization of investment tax credits, partially offset by state income taxes and certain book and tax differences related to utility plant items. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

The effective income tax rate was 36.2% for the second quarter 2014 and 36.3% for the six months ended June 30, 2014. The differences in the effective income tax rates for the second quarter 2014 and the six months ended June 30, 2014 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the non-taxable income distributions earned on preferred membership interests.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$162,963	$15,581

Cash flow provided by (used in):
Operating activities	201,547	215,465
Investing activities	(299,510)	(107,014)
Financing activities	19,586	(77,005)
Net increase (decrease) in cash and cash equivalents	(78,377)	31,446

Cash and cash equivalents at end of period	$84,586	$47,027

Operating Activities

Net cash flow provided by operating activities decreased $13.9 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•	an increase of $30.9 million in spending on nuclear refueling outages in 2015 as compared to the same period in 2014; and

•
System Agreement bandwidth remedy payments of $10.1 million received in the second quarter of 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. In the second quarter 2014, Entergy Gulf States Louisiana customers were credited $3.7 million.

The decrease was partially offset by increased recovery of fuel costs compared to prior year.

Investing Activities

Net cash flow used in investing activities increased $192.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase in nuclear construction expenditures at the River Bend plant as a result of an increased scope of work performed in 2015; and

•	cash collateral of $32.3 million posted in 2015 to support Entergy Gulf States Louisiana’s obligation to MISO.

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Financing Activities

Entergy Gulf States Louisiana’s financing activities provided $19.6 million of cash for the six months ended June 30, 2015 compared to using $77 million of cash for the six months ended June 30, 2014 primarily due to:

•	common equity distributions of $77.8 million in 2014; and

•
an increase of $32.9 million in credit borrowings against the nuclear fuel company variable interest entity credit facility in 2015 compared to repayments of $14.8 million in credit borrowings in 2014.

These increases in cash flow were partially offset by contributions in aid of construction of $12.9 million spent on projects in 2015 compared to contributions in aid of construction of $16.1 million received in 2014.

Capital Structure

Entergy Gulf States Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2015	December 31, 2014
Debt to capital	52.2%	53.1%
Effect of subtracting cash	(1.4%)	(2.6%)
Net debt to net capital	50.8%	50.5%

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

Entergy Gulf States Louisiana’s receivables from the money pool were as follows:

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
(In Thousands)
$5,230	$1,166	$12,801	$1,925

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Gulf States Louisiana has a credit facility in the amount of $150 million scheduled to expire in March 2019.  The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2015, there were no cash borrowings and no letters of credit outstanding under the credit facility.  In addition, Entergy Gulf States Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of June 30, 2015, a $16.6 million letter of credit

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

was outstanding under Entergy Gulf States Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Gulf States Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $100 million scheduled to expire in June 2016.  As of June 30, 2015, $32.9 million was outstanding under the variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Union Power Station Purchase Agreement

As discussed in the Form 10-K, in December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station. The Union Power Station is a 1,980 MW (summer rating) power generation facility that consists of four power blocks, each rated at 495 MW. The purchase of the Union Power Station is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies.

In December 2014, Entergy Texas filed its application for Certificate of Convenience and Necessity (CCN) with the PUCT seeking one of the two necessary PUCT approvals of the acquisition.  In April 2015 intervenors, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers, and the East Texas Electric Cooperative each filed testimony opposing the transaction. In May 2015, PUCT staff filed testimony opposing the transaction. The PUCT held a hearing in June 2015 on Entergy Texas’s CCN application, resulting in a PUCT request for additional testimony, which Entergy Texas and intervenors filed in June and July 2015. In a separate proceeding initiated in June 2015, Entergy Texas filed a rate application to seek cost recovery of its power block acquisition costs and other costs.  In July 2015 the PUCT requested briefing on legal and policy issues related to post-test year adjustments and other rate-recovery issues in Entergy Texas’s base rate case. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the CCN filing and withdraw the rate case. In July 2015, Entergy Texas withdrew the rate case and, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application. On July 30, 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans, subject to City Council approval and the satisfaction of other conditions to close the transaction. The acquisition by Entergy New Orleans would replace the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. Entergy New Orleans will file an application for authorization to proceed with the acquisition and plans to seek City Council resolution by a date that would support closing the transaction by the end of 2015.

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery.  In May 2015 the LPSC staff and intervenors filed testimony. The LPSC staff supports the transaction. In June 2015, Entergy Gulf States Louisiana filed rebuttal testimony. Supplemental testimony was submitted in July 2015 explaining the reallocation of one of the power blocks to Entergy New Orleans. A hearing is scheduled in September 2015 with a decision expected in fourth quarter 2015.

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery.  The APSC staff and the Arkansas Attorney General filed testimony stating that the acquisition is in the public interest. Only one party intervened opposing the acquisition. In July 2015, Entergy Arkansas filed rebuttal testimony. A hearing is scheduled in September 2015 with a decision expected in November 2015.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Closing is targeted to occur in late-2015.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Fuel and purchased power cost recovery

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery commenced in July 2015.

Retail Rates - Gas

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which results in a $706 thousand rate increase.  In April 2015 the LPSC issued findings recommending two adjustments to Entergy Gulf States Louisiana’s as-filed results, and an additional recommendation that does not affect current year results. The LPSC staff’s recommended adjustments increase the earned return on equity for the test year to 7.24%. Entergy Gulf States Louisiana accepted the LPSC staff’s recommendations and a revenue increase of $688 thousand will be required as opposed to the $706 thousand requested by Entergy Gulf States Louisiana. The resulting change was implemented with the first billing cycle of May 2015.

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

Entergy Gulf States Louisiana, L.L.C.
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Gulf States Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits.

ENTERGY GULF STATES LOUISIANA, L.L.C.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$461,309	$540,606	$923,705	$1,022,028
Natural gas	10,270	13,428	34,651	45,301
TOTAL	471,579	554,034	958,356	1,067,329

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	44,446	88,471	121,160	147,676
Purchased power	183,582	233,207	349,463	452,915
Nuclear refueling outage expenses	5,483	5,332	10,188	10,605
Other operation and maintenance	107,506	95,579	199,453	182,676
Decommissioning	4,345	4,181	8,631	8,302
Taxes other than income taxes	20,680	20,737	43,549	41,746
Depreciation and amortization	39,593	38,732	78,383	76,974
Other regulatory charges (credits) - net	43	(2,555)	2,239	(6,491)
TOTAL	405,678	483,684	813,066	914,403

OPERATING INCOME	65,901	70,350	145,290	152,926

OTHER INCOME
Allowance for equity funds used during construction	1,270	1,695	3,313	3,341
Interest and investment income	9,078	7,436	22,689	17,493
Miscellaneous - net	(1,807)	(3,649)	(2,544)	(5,367)
TOTAL	8,541	5,482	23,458	15,467

INTEREST EXPENSE
Interest expense	21,890	20,292	43,830	40,570
Allowance for borrowed funds used during construction	(759)	(1,160)	(2,026)	(1,921)
TOTAL	21,131	19,132	41,804	38,649

INCOME BEFORE INCOME TAXES	53,311	56,700	126,944	129,744

Income taxes	19,348	20,529	39,136	47,101

NET INCOME	33,963	36,171	87,808	82,643

Preferred distribution requirements and other	206	209	412	415

EARNINGS APPLICABLE TO COMMON EQUITY	$33,757	$35,962	$87,396	$82,228

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)

Net Income	$33,963	$36,171	$87,808	$82,643
Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $274, $85, $563, and $186)	438	137	860	259
Other comprehensive income	438	137	860	259
Comprehensive Income	$34,401	$36,308	$88,668	$82,902

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$87,808	$82,643
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	108,295	116,122
Deferred income taxes, investment tax credits, and non-current taxes accrued	15,937	45,579
Changes in working capital:
Receivables	(39,416)	(59,914)
Fuel inventory	(7,955)	2,003
Accounts payable	22,846	51,357
Prepaid taxes and taxes accrued	45,262	23,211
Interest accrued	(1,049)	(1,001)
Deferred fuel costs	(2,420)	(16,332)
Other working capital accounts	(26,805)	(3,992)
Changes in provisions for estimated losses	(1,626)	(3,335)
Changes in other regulatory assets	19,147	4,671
Changes in pension and other postretirement liabilities	(8,035)	(6,130)
Other	(10,442)	(19,417)
Net cash flow provided by operating activities	201,547	215,465

INVESTING ACTIVITIES
Construction expenditures	(159,500)	(125,851)
Allowance for equity funds used during construction	3,313	3,341
Nuclear fuel purchases	(97,985)	(20,821)
Proceeds from the sale of nuclear fuel	—	54,642
Payment to storm reserve escrow account	(42)	(7)
Increase in investments	(32,300)	—
Proceeds from nuclear decommissioning trust fund sales	53,358	75,419
Investment in nuclear decommissioning trust funds	(62,290)	(82,861)
Changes in money pool receivable - net	(4,064)	(10,876)
Net cash flow used in investing activities	(299,510)	(107,014)

FINANCING ACTIVITIES
Changes in credit borrowings - net	32,900	(14,800)
Distributions paid:
Common equity	—	(77,845)
Preferred membership interests	(412)	(412)
Other	(12,902)	16,052
Net cash flow provided by (used in) financing activities	19,586	(77,005)

Net increase (decrease) in cash and cash equivalents	(78,377)	31,446
Cash and cash equivalents at beginning of period	162,963	15,581
Cash and cash equivalents at end of period	$84,586	$47,027

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$43,439	$40,141
Income taxes	$5,537	$5,700

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
ASSETS
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$7,289	$53,394
Temporary cash investments	77,297	109,569
Total cash and cash equivalents	84,586	162,963
Accounts receivable:
Customer	74,073	67,006
Allowance for doubtful accounts	(1,575)	(625)
Associated companies	101,147	86,966
Other	29,930	18,379
Accrued unbilled revenues	65,710	54,079
Total accounts receivable	269,285	225,805
Fuel inventory - at average cost	24,162	16,207
Materials and supplies - at average cost	119,814	121,237
Deferred nuclear refueling outage costs	35,787	7,416
Prepaid taxes	—	24,058
Prepayments and other	61,654	21,064
TOTAL	595,288	578,750

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	355,906	355,906
Decommissioning trust funds	644,587	637,744
Non-utility property - at cost (less accumulated depreciation)	199,047	193,407
Storm reserve escrow account	90,103	90,061
Other	15,640	14,887
TOTAL	1,305,283	1,292,005

UTILITY PLANT
Electric	7,719,556	7,600,730
Natural gas	152,514	148,586
Construction work in progress	135,769	127,436
Nuclear fuel	210,467	131,901
TOTAL UTILITY PLANT	8,218,306	8,008,653
Less - accumulated depreciation and amortization	4,229,138	4,176,242
UTILITY PLANT - NET	3,989,168	3,832,411

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	160,117	161,714
Other regulatory assets	408,831	426,381
Deferred fuel costs	100,124	100,124
Other	13,283	12,438
TOTAL	682,355	700,657

TOTAL ASSETS	$6,572,094	$6,403,823

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$64,855	$31,955
Accounts payable:
Associated companies	106,343	102,933
Other	129,962	108,874
Customer deposits	57,940	56,749
Taxes accrued	21,204	—
Accumulated deferred income taxes	33,668	21,095
Interest accrued	26,026	27,075
Deferred fuel costs	8,160	10,580
Other	51,901	44,517
TOTAL	500,059	403,778

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,602,502	1,601,032
Accumulated deferred investment tax credits	70,861	72,277
Other regulatory liabilities	175,355	176,305
Decommissioning and asset retirement cost liabilities	459,795	446,619
Accumulated provisions	105,359	106,985
Pension and other postretirement liabilities	392,967	401,144
Long-term debt	1,590,986	1,590,862
Long-term payables - associated companies	25,351	26,156
Other	130,055	148,102
TOTAL	4,553,231	4,569,482

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	10,000	10,000
Member's equity	1,561,291	1,473,910
Accumulated other comprehensive loss	(52,487)	(53,347)
TOTAL	1,518,804	1,430,563

TOTAL LIABILITIES AND EQUITY	$6,572,094	$6,403,823

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2013	$10,000	$1,479,179	($28,202)	$1,460,977

Net income	—	82,643	—	82,643
Other comprehensive income	—	—	259	259
Distributions declared on common equity	—	(77,845)	—	(77,845)
Distributions declared on preferred membership interests	—	(415)	—	(415)
Other	—	(18)	—	(18)

Balance at June 30, 2014	$10,000	$1,483,544	($27,943)	$1,465,601

Balance at December 31, 2014	$10,000	$1,473,910	($53,347)	$1,430,563

Net income	—	87,808	—	87,808
Other comprehensive income	—	—	860	860
Distributions declared on preferred membership interests	—	(412)	—	(412)
Other	—	(15)	—	(15)

Balance at June 30, 2015	$10,000	$1,561,291	($52,487)	$1,518,804

See Notes to Financial Statements.

ENTERGY GULF STATES LOUISIANA, L.L.C.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$102	$115	($13)	(11)
Commercial	99	115	(16)	(14)
Industrial	131	162	(31)	(19)
Governmental	5	6	(1)	(17)
Total retail	337	398	(61)	(15)
Sales for resale:
Associated companies	90	104	(14)	(13)
Non-associated companies	11	17	(6)	(35)
Other	23	22	1	5
Total	$461	$541	($80)	(15)

Billed Electric Energy Sales (GWh):
Residential	1,171	1,145	26	2
Commercial	1,285	1,272	13	1
Industrial	2,561	2,501	60	2
Governmental	62	58	4	7
Total retail	5,079	4,976	103	2
Sales for resale:
Associated companies	1,668	1,678	(10)	(1)
Non-associated companies	178	300	(122)	(41)
Total	6,925	6,954	(29)	—

	Six Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$216	$240	($24)	(10)
Commercial	200	219	(19)	(9)
Industrial	262	286	(24)	(8)
Governmental	11	12	(1)	(8)
Total retail	689	757	(68)	(9)
Sales for resale:
Associated companies	171	196	(25)	(13)
Non-associated companies	21	38	(17)	(45)
Other	43	31	12	39
Total	$924	$1,022	($98)	(10)

Billed Electric Energy Sales (GWh):
Residential	2,431	2,527	(96)	(4)
Commercial	2,518	2,528	(10)	—
Industrial	4,946	4,694	252	5
Governmental	123	116	7	6
Total retail	10,018	9,865	153	2
Sales for resale:
Associated companies	2,906	3,369	(463)	(14)
Non-associated companies	346	521	(175)	(34)
Total	13,270	13,755	(485)	(4)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K.

As discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. In the application, Entergy Louisiana and Entergy Gulf States Louisiana identified potential benefits, including enhanced economic and customer diversity, enhanced geographic and supply diversity, and greater administrative efficiency. In the initial proceedings with the LPSC, Entergy Louisiana and Entergy Gulf States Louisiana estimated that the business combination could produce up to $128 million in measurable customer benefits including proposed guaranteed customer credits of $97 million in the first ten years.  In April 2015 the LPSC staff and intervenors filed testimony in the LPSC business combination proceeding. The testimony recommended an extensive set of conditions that would be required in order to recommend that the LPSC find that the business combination is in the public interest. The LPSC staff’s primary concern appeared to be potential shifting in fuel costs between legacy Entergy Louisiana and Entergy Gulf States Louisiana customers. In May 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed rebuttal testimony. After the testimony was filed with the LPSC, the parties engaged in settlement discussions that ultimately led to the execution of an uncontested stipulated settlement (“stipulated settlement”), which was filed with the LPSC in July 2015. Through the stipulated settlement, the parties agreed to terms upon which to recommend that the LPSC find that the business combination is in the public interest. The stipulated settlement, which was either joined or unopposed by all parties to the LPSC proceeding, represents a compromise of stakeholder positions and was the result of an extensive period of analysis, discovery, and negotiation. The stipulated settlement provides $107 million in guaranteed customer benefits. Additionally, the combined company will honor the 2013 Entergy Louisiana and Entergy Gulf States Louisiana rate case settlements, including the commitments that (1) there will be no rate increase for legacy Entergy Gulf States Louisiana customers for the 2014 test year, and (2) through the 2016 test year formula rate plan, Entergy Louisiana (as a combined entity) will not raise rates by more than $30 million, net of the $10 million rate increase included in the Entergy Louisiana legacy formula rate plan. The stipulated settlement also describes the process for implementing a fuel tracker mechanism that is designed to address potential effects arising from the shifting of fuel costs between legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana customers as a result of the combination of those companies’ fuel adjustment clauses by reallocating such cost shifts as between customers on an after-the-fact basis. The calculation of the fuel tracker will be submitted annually in a compliance filing. The stipulated settlement also provides that Entergy Gulf States Louisiana and Entergy Louisiana are permitted to defer certain external costs that were incurred to achieve the business combination’s customer benefits. The deferred amount, which shall not exceed $25 million, will be subject to a prudence review and amortized over a 10-year period. A hearing on the stipulated settlement in the LPSC proceeding was held in July 2015. Entergy Louisiana and Entergy Gulf States Louisiana have requested that the LPSC issue its decision regarding the business combination in August 2015.

Entergy Louisiana and Entergy Gulf States Louisiana filed applications with the FERC requesting authorization for the business combination and Entergy Louisiana and Entergy New Orleans filed applications with the FERC requesting authorization of the Algiers asset transfer. The FERC has issued orders authorizing the business combination and the Algiers asset transfer.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Results of Operations

Net Income

Second Quarter 2015 Compared to Second Quarter 2014

Net income increased $5.4 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher interest expense, lower other income, and a higher effective income tax rate.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income increased $19.2 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, higher interest expense, and lower other income.

Net Revenue

Second Quarter 2015 Compared to Second Quarter 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2015 to the second quarter 2014:

Amount
(In Millions)
2014 net revenue	$316.6
Retail electric price	29.9
Volume/weather	11.3
Net wholesale revenue	10.0
Other	1.6
2015 net revenue	$369.4

The retail electric price variance is primarily due to formula rate plan increases, as approved by the LPSC, effective December 2014 and January 2015. Entergy Louisiana’s formula rate plan increases are discussed in Note 2 to the financial statements in the Form 10-K.

The volume/weather variance is primarily due to the effect of more favorable weather on residential and commercial sales, partially offset by a decrease in industrial usage.  The decrease in industrial usage is primarily due to extended seasonal outages for existing large refinery customers, partially offset by new customers and expansion projects primarily in the chemicals industry.

The net wholesale revenue variance is primarily due to the sale of generation from the Ninemile plant of 25% to Entergy Gulf States Louisiana and 20% to Entergy New Orleans, pursuant to a long-term power purchase agreement. The Ninemile plant was placed in service in December 2014.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2015 to the six months ended June 30, 2014:

Amount
(In Millions)
2014 net revenue	$607.8
Retail electric price	63.5
Net wholesale revenue	20.4
Volume/weather	13.5
Other	1.3
2015 net revenue	$706.5

The retail electric price variance is primarily due to formula rate plan increases, as approved by the LPSC, effective December 2014 and January 2015. Entergy Louisiana’s formula rate plan increases are discussed in Note 2 to the financial statements in the Form 10-K.

The net wholesale revenue variance is primarily due to the sale of generation from the Ninemile plant of 25% to Entergy Gulf States Louisiana and 20% to Entergy New Orleans, pursuant to a long-term power purchase agreement. The Ninemile plant was placed in service in December 2014.

The volume/weather variance is primarily due to an increase in unbilled sales volume. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Unbilled Revenue” in the Form 10-K for further discussion of the accounting for unbilled revenues.

Other Income Statement Variances

Second Quarter 2015 Compared to Second Quarter 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $6.5 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done during plant outages as compared to prior year;

•	an increase of $6.5 million in nuclear generation expenses primarily due to an increased scope of work performed in 2015 and higher NRC fees;

•
an increase of $3.6 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. There is no effect on net income due to the recovery of these costs through the formula rate plan.  See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;

•	an increase of $1.5 million due to the amortization effective December 2014 of costs related to the transition and implementation of joining the MISO RTO;

•
an increase of $1.3 million as a result of spending related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” above for discussion of the business combination; and

•
an increase of $1.3 million due to the amortization beginning December 2014 of implementation costs, severance costs, and curtailment and special termination benefits related to the human capital management strategic imperative. See the “Human Capital Management Strategic Imperative” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for further discussion.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Ninemile Unit 6 project which was placed in service in December 2014.

Other income decreased primarily due to a decrease in allowance for equity funds used during construction due to a higher construction work in progress balance in 2014, which included the Ninemile Unit 6 project and $1.3 million of income received in 2014 related to the contribution of a substation to Entergy Louisiana. The decrease was partially offset by an increase of $4 million due to income earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

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

The increase was partially offset by the retirement, at maturity, of $250 million of 1.875% Series first mortgage bonds in December 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $12.3 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done during plant outages as compared to prior year;

•	an increase of $11.4 million in nuclear generation expenses primarily due to an increased scope of work performed in 2015 and higher NRC fees;

•	an increase resulting from losses of $1.2 million on the sale of surplus diesel inventory in 2015 compared to gains of $3.8 million on the sale of surplus oil inventory in 2014;

•
an increase of $3.8 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. There is no effect on net income due to the recovery of these costs through the formula rate plan.  See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;

•	an increase of $3.2 million due to the amortization effective December 2014 of costs related to the transition and implementation of joining the MISO RTO;

•
an increase of $2.6 million as a result of spending related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” above for discussion of the business combination; and

•
an increase of $2.5 million due to the amortization effective December 2014 of implementation costs, severance costs, and curtailment and special termination benefits related to the human capital management strategic imperative. See the “Human Capital Management Strategic Imperative” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for further discussion.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Ninemile Unit 6 project which was placed in service in December 2014.

Other income decreased primarily due to a decrease in allowance for equity funds used during construction due to a higher construction work in progress balance in 2014, which included the Ninemile Unit 6 project. The decrease was partially offset by an increase of $8.3 million due to income earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

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

Income Taxes

The effective income tax rate was 31.5% for the second quarter 2015.  The difference in the effective income tax rate for the second quarter 2015 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes.

The effective income tax rate was 28.1% for the six months ended June 30, 2015.  The difference in the effective income tax rate for the six months ended June 30, 2015 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS, partially offset by state income taxes. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

The effective income tax rate was 27.5% for the second quarter 2014 and 26.8% for the six months ended June 30, 2014. The differences in the effective income tax rates for the second quarter 2014 and the six months ended June 30, 2014 versus the federal statutory rate of 35% were primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$157,553	$124,007

Cash flow provided by (used in):
Operating activities	362,275	200,795
Investing activities	(237,286)	(431,369)
Financing activities	(66,996)	109,531
Net increase (decrease) in cash and cash equivalents	57,993	(121,043)

Cash and cash equivalents at end of period	$215,546	$2,964

Operating Activities

Net cash flow provided by operating activities increased $161.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to increased net revenue, as discussed above, increased recovery of fuel costs compared to prior year, a decrease of $19.1 million in spending on nuclear refueling outages in 2015, and an increase of $9.1 million in income tax refunds in 2015. Entergy Louisiana received income tax refunds of $9.1 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax refunds in 2015 resulted primarily from an Entergy Louisiana overpayment associated with the 2006-2007 IRS audit. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

Investing Activities

Net cash flow used in investing activities decreased $194.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•
deposit of bond proceeds with a trustee in June 2014. Entergy Louisiana issued $170 million of 5.0% Series first mortgage bonds in June 2014 and used the proceeds, in July 2014, to redeem, prior to maturity, its $70 million of 6.4% Series first mortgage bonds due October 2034 and its $100 million of 6.3% Series first mortgage bonds due September 2035;

•
a decrease in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	a decrease in fossil-fueled generation construction expenditures primarily due to a decrease in spending on the Ninemile Unit 6 project which was place in service in December 2014.

The decrease was partially offset by:

•	money pool activity;

•	an increase in nuclear expenditures as a result of an increased scope of work performed in 2015; and

•	an increase in distribution construction expenditures due to an increased scope of work performed in 2015.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $12.9 million for the six months ended June 30, 2015 compared to

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

decreasing by $17.6 million for the six months ended June 30, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities used $67 million of cash for the six months ended June 30, 2015 compared to providing $109.5 million of cash for the six months ended June 30, 2014 primarily due to:

•	the issuance of $170 million of 5.0% Series first mortgage bonds in June 2014;

•	the issuance of $40 million of 3.92% Series H Notes by the nuclear fuel company variable interest entity in February 2014;

•	the repayment of borrowings of $38.7 million on the nuclear fuel company variable interest entity’s credit facility in 2015 compared to an increase in borrowings $23.9 million in 2014; and

•	money pool activity.

The decrease was partially offset by common equity distributions of $135.8 million in 2014.

Increases in Entergy Louisiana’s money pool payable is a source of cash flow, and Entergy Louisiana’s payable to the money pool increased by $44.2 million for the six months ended June 30, 2014.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for details of long-term debt activity.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2015	December 31, 2014
Debt to capital	52.2%	53.8%
Effect of excluding securitization bonds	(1.0%)	(1.0%)
Debt to capital, excluding securitization bonds (a)	51.2%	52.8%
Effect of subtracting cash	(1.8%)	(1.3%)
Net debt to net capital, excluding securitization bonds (a)	49.4%	51.5%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
(In Thousands)
$14,526	$1,649	($44,239)	$17,648

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in March 2019.  The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2015, there were no cash borrowings and $3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of June 30, 2015, a $1 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in June 2016.  As of June 30, 2015, $7.4 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana nuclear fuel company variable interest entity.  See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following is an update to that discussion.

Retail Rates

Filings with the LPSC

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery - Retail Rates - Filings with the LPSC” in the Form 10-K for a discussion of
Waterford 3 replacement steam generator project prudence review.

Fuel and purchased power cost recovery

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery commenced in July 2015.

Algiers Asset Transfer

As discussed in the Form 10-K, in October 2014 Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently serve Entergy Louisiana’s customers in Algiers. In April 2015 the FERC issued an order approving the Algiers assets transfer. In May 2015 the parties filed a settlement agreement authorizing the Algiers assets transfer and the settlement agreement was approved by a City Council resolution in May 2015. Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in September 2015.

Entergy Louisiana, LLC and Subsidiaries
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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$667,624	$736,408	$1,307,718	$1,359,902

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	132,545	168,820	275,489	259,607
Purchased power	170,583	258,624	333,580	507,743
Nuclear refueling outage expenses	6,326	7,763	12,751	16,641
Other operation and maintenance	140,771	119,648	269,625	228,770
Decommissioning	6,439	6,123	12,798	12,169
Taxes other than income taxes	19,491	19,745	40,512	39,490
Depreciation and amortization	71,165	63,146	139,243	125,521
Other regulatory credits - net	(4,863)	(7,637)	(7,834)	(15,272)
TOTAL	542,457	636,232	1,076,164	1,174,669

OPERATING INCOME	125,167	100,176	231,554	185,233

OTHER INCOME
Allowance for equity funds used during construction	2,953	9,216	6,382	18,093
Interest and investment income	25,703	21,086	52,108	42,264
Miscellaneous - net	(2,781)	1,311	(2,244)	1,142
TOTAL	25,875	31,613	56,246	61,499

INTEREST EXPENSE
Interest expense	43,113	40,686	86,454	81,375
Allowance for borrowed funds used during construction	(1,606)	(5,053)	(3,467)	(9,516)
TOTAL	41,507	35,633	82,987	71,859

INCOME BEFORE INCOME TAXES	109,535	96,156	204,813	174,873

Income taxes	34,517	26,489	57,531	46,828

NET INCOME	75,018	69,667	147,282	128,045

Preferred dividend requirements and other	1,738	1,757	3,475	3,494

EARNINGS APPLICABLE TO COMMON EQUITY	$73,280	$67,910	$143,807	$124,551

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)

Net Income	$75,018	$69,667	$147,282	$128,045
Other comprehensive loss
Pension and other postretirement liabilities
(net of tax benefit of $17, $180, $18, and $344)	(26)	(287)	(68)	(589)
Other comprehensive loss	(26)	(287)	(68)	(589)
Comprehensive Income	$74,992	$69,380	$147,214	$127,456

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$147,282	$128,045
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	189,007	171,002
Deferred income taxes, investment tax credits, and non-current taxes accrued	119,183	109,479
Changes in working capital:
Receivables	(42,629)	(21,077)
Fuel inventory	5,065	4,232
Accounts payable	17,321	10,293
Prepaid taxes and taxes accrued	(21,331)	(32,514)
Interest accrued	3,034	(2,246)
Deferred fuel costs	(30,399)	(75,281)
Other working capital accounts	(4,387)	(31,951)
Changes in provisions for estimated losses	(3,539)	73
Changes in other regulatory assets	26,275	(2,765)
Changes in other regulatory liabilities	(12,826)	7,356
Changes in pension and other postretirement liabilities	(16,761)	(13,895)
Other	(13,020)	(49,956)
Net cash flow provided by operating activities	362,275	200,795

INVESTING ACTIVITIES
Construction expenditures	(214,674)	(233,235)
Allowance for equity funds used during construction	6,382	18,093
Nuclear fuel purchases	(21,813)	(108,015)
Proceeds from the sale of nuclear fuel	17,070	46,045
Changes to securitization account	9	1,122
Proceeds from nuclear decommissioning trust fund sales	11,769	29,659
Investment in nuclear decommissioning trust funds	(18,062)	(34,174)
Changes in money pool receivable - net	(12,877)	17,648
Changes in other investments - net	(5,090)	(168,512)
Net cash flow used in investing activities	(237,286)	(431,369)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	208,147
Retirement of long-term debt	(25,368)	(27,472)
Changes in credit borrowings - net	(38,666)	23,865
Change in money pool payable - net	—	44,239
Distributions paid:
Common equity	—	(135,823)
Preferred membership interests	(3,475)	(3,475)
Other	513	50
Net cash flow provided by (used in) financing activities	(66,996)	109,531

Net increase (decrease) in cash and cash equivalents	57,993	(121,043)
Cash and cash equivalents at beginning of period	157,553	124,007
Cash and cash equivalents at end of period	$215,546	$2,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$81,052	$80,790
Income taxes	($9,593)	($495)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$199	$431
Temporary cash investments	215,347	157,122
Total cash and cash equivalents	215,546	157,553
Accounts receivable:
Customer	135,708	124,125
Allowance for doubtful accounts	(2,974)	(984)
Associated companies	66,615	48,474
Other	15,313	9,150
Accrued unbilled revenues	110,282	88,673
Total accounts receivable	324,944	269,438
Accumulated deferred income taxes	13,195	74,558
Fuel inventory	25,886	30,951
Materials and supplies - at average cost	165,283	154,295
Deferred nuclear refueling outage costs	9,970	23,067
Prepaid taxes	20,471	—
Prepayments and other	43,424	24,962
TOTAL	818,719	734,824

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,034,695	1,034,696
Decommissioning trust funds	390,198	383,615
Storm reserve escrow account	200,143	200,053
Non-utility property - at cost (less accumulated depreciation)	124	214
TOTAL	1,625,160	1,618,578

UTILITY PLANT
Electric	9,803,741	9,627,495
Property under capital lease	334,716	334,716
Construction work in progress	203,251	241,923
Nuclear fuel	130,756	162,721
TOTAL UTILITY PLANT	10,472,464	10,366,855
Less - accumulated depreciation and amortization	4,034,705	3,942,916
UTILITY PLANT - NET	6,437,759	6,423,939

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	323,552	324,555
Other regulatory assets (includes securitization property of $125,946 as of June 30, 2015 and $135,538 as of December 31, 2014)	888,957	914,229
Deferred fuel costs	67,998	67,998
Other	45,594	45,182
TOTAL	1,326,101	1,351,964

TOTAL ASSETS	$10,207,739	$10,129,305

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$28,431	$19,525
Short-term borrowings	7,367	46,033
Accounts payable:
Associated companies	66,105	74,692
Other	160,000	164,329
Customer deposits	94,003	93,010
Taxes accrued	—	860
Accumulated deferred income taxes	9,672	—
Interest accrued	47,406	44,372
Deferred fuel costs	20,033	50,432
Other	54,296	48,250
TOTAL	487,313	541,503

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,452,258	1,406,507
Accumulated deferred investment tax credits	63,560	64,771
Other regulatory liabilities	533,258	546,084
Decommissioning	516,532	503,734
Accumulated provisions	208,704	212,243
Pension and other postretirement liabilities	514,019	530,844
Long-term debt (includes securitization bonds of $133,761 as of June 30, 2015 and $143,039 as of December 31, 2014)	3,302,958	3,337,054
Other	68,974	70,141
TOTAL	6,660,263	6,671,378

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	100,000	100,000
Member's equity	2,986,107	2,842,300
Accumulated other comprehensive loss	(25,944)	(25,876)
TOTAL	3,060,163	2,916,424

TOTAL LIABILITIES AND EQUITY	$10,207,739	$10,129,305

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Loss	Total
		(In Thousands)

Balance at December 31, 2013	$100,000	$2,885,287	($9,635)	$2,975,652

Net income	—	128,045	—	128,045
Other comprehensive loss	—	—	(589)	(589)
Contributions from parent	—	1,052	—	1,052
Distributions declared on common equity	—	(135,823)	—	(135,823)
Distributions declared on preferred membership interests	—	(3,494)	—	(3,494)

Balance at June 30, 2014	$100,000	$2,875,067	($10,224)	$2,964,843

Balance at December 31, 2014	$100,000	$2,842,300	($25,876)	$2,916,424

Net income	—	147,282	—	147,282
Other comprehensive loss	—	—	(68)	(68)
Distributions declared on preferred membership interests	—	(3,475)	—	(3,475)

Balance at June 30, 2015	$100,000	$2,986,107	($25,944)	$3,060,163

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$178	$196	($18)	(9)
Commercial	136	152	(16)	(11)
Industrial	213	274	(61)	(22)
Governmental	11	12	(1)	(8)
Total retail	538	634	(96)	(15)
Sales for resale:
Associated companies	83	51	32	63
Non-associated companies	1	10	(9)	—
Other	46	41	5	12
Total	$668	$736	($68)	(9)

Billed Electric Energy Sales (GWh):
Residential	1,946	1,878	68	4
Commercial	1,499	1,467	32	2
Industrial	4,187	4,238	(51)	(1)
Governmental	125	124	1	1
Total retail	7,757	7,707	50	1
Sales for resale:
Associated companies	2,159	848	1,311	155
Non-associated companies	13	17	(4)	(24)
Total	9,929	8,572	1,357	16

	Six Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$371	$396	($25)	(6)
Commercial	267	282	(15)	(5)
Industrial	424	480	(56)	(12)
Governmental	22	23	(1)	(4)
Total retail	1,084	1,181	(97)	(8)
Sales for resale:
Associated companies	155	121	34	28
Non-associated companies	3	16	(13)	(81)
Other	66	42	24	—
Total	$1,308	$1,360	($52)	(4)

Billed Electric Energy Sales (GWh):
Residential	4,193	4,291	(98)	(2)
Commercial	2,939	2,932	7	—
Industrial	8,369	8,279	90	1
Governmental	254	252	2	1
Total retail	15,755	15,754	1	—
Sales for resale:
Associated companies	3,933	2,066	1,867	90
Non-associated companies	52	97	(45)	(46)
Total	19,740	17,917	1,823	10

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2015 Compared to Second Quarter 2014

Net income decreased slightly, by $0.3 million, primarily due to higher depreciation and amortization expenses and higher taxes other than income taxes, substantially offset by lower other operation and maintenance expenses.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income decreased by $1.2 million primarily due to higher depreciation and amortization expenses, higher other operation and maintenance expenses, and higher taxes other than income taxes, substantially offset by higher net revenue.

Net Revenue

Second Quarter 2015 Compared to Second Quarter 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2015 to the second quarter 2014:

Amount
(In Millions)
2014 net revenue	$178.5
Volume/weather	7.4
Retail electric price	(3.4)
MISO deferral	(2.9)
Other	(0.7)
2015 net revenue	$178.9

The volume/weather variance is primarily due to an increase in sales volume during the unbilled sales period. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Unbilled Revenue” in the Form 10-K for further discussion of the accounting for unbilled revenues.

The retail electric price variance is primarily due to a decrease of $7 million as a result of a change in the deferrals related to the realignment of certain costs between riders and base rates, partially offset by a $16 million net annual increase in revenues, effective February 2015, as a result of the MPSC order in the June 2014 rate case.  See Note 2 to the financial statements in the Form 10-K for a discussion of the rate case.

The MISO deferral variance is primarily due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by MPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2015 to the six months ended June 30, 2014:

Amount
(In Millions)
2014 net revenue	$341.4
Volume/weather	9.3
Retail electric price	8.8
MISO deferral	(5.4)
Other	0.6
2015 net revenue	$354.7

The volume/weather variance is primarily due to an increase in sales volume during the unbilled sales period. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Unbilled Revenue” in the Form 10-K for further discussion of the accounting for unbilled revenues.

The retail electric price variance is primarily due to a $16 million net annual increase in revenues, effective February 2015, as a result of the MPSC order in the June 2014 rate case. The rate case included the realignment of certain costs from collection in riders to base rates. See Note 2 to the financial statements in the Form 10-K for a discussion of the rate case.

The MISO deferral variance is primarily due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by MPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Other Income Statement Variances

Second Quarter 2015 Compared to Second Quarter 2014

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $5.9 million in fossil-fueled generation expenses primarily due to Baxter Wilson (Unit 1) repair activities in 2014. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Baxter Wilson Plant Event” in the Form 10-K and below for a discussion of the Baxter Wilson plant event; and

•	a decrease of $4.6 million in storm damage accruals. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

The decrease was partially offset by:

•	a $2.6 million loss recognized on the disposition of plant components;

•	an increase of $1.3 million in energy efficiency costs. These costs began in fourth quarter 2014 and are recovered through the energy efficiency rider having minimal effect on net income; and

•	several individually insignificant items.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and higher depreciation rates in 2015, as approved by the MPSC.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.9 million in energy efficiency costs. These costs began in fourth quarter 2014 and are recovered through the energy efficiency rider having minimal effect on net income;

•
an increase of $2.8 million in fossil-fueled generation expenses primarily due to a higher scope of work done during plant outages in 2015 as compared to the same period in 2014 and higher long-term service agreement costs as a result of increased operation of the Hinds and Attala plants, partially offset by Baxter Wilson (Unit 1) repair activities in 2014. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Baxter Wilson Plant Event” in the Form 10-K and below for a discussion of the Baxter Wilson plant event;

•	a $2.6 million loss recognized on the disposition of plant components; and

•	several individually insignificant items.

The increase was partially offset by a decrease of $6.5 million in storm damage accruals. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and higher depreciation rates in 2015, as approved by the MPSC.

Income Taxes

The effective income tax rate was 39.6% for the second quarter 2015 and 39.4% for the six months ended June 30, 2015. The differences in the effective income tax rates for the second quarter 2015 and the six months ended June 30, 2015 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was 39.9% for the second quarter 2014 and 39.8% for the six months ended June 30, 2014. The differences in the effective income tax rates for the second quarter 2014 and the six months ended June 30, 2014 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items.

Baxter Wilson Plant Event

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Baxter Wilson Plant Event” in the Form 10-K for a discussion of the Baxter Wilson plant event. During the first quarter 2015, Entergy Mississippi received $27.8 million of previously-accrued insurance proceeds with $12.7 million allocated to capital spending and $15.1 million allocated to operation and maintenance expenses.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$61,633	$31

Cash flow provided by (used in):
Operating activities	174,329	94,099
Investing activities	(87,554)	(76,313)
Financing activities	(34,001)	(942)
Net increase in cash and cash equivalents	52,774	16,844

Cash and cash equivalents at end of period	$114,407	$16,875

Operating Activities

Net cash flow provided by operating activities increased $80.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•	increased recovery of fuel costs compared to prior year;

•
$15.1 million in insurance proceeds received in the first quarter 2015 related to the Baxter Wilson plant event. See “Baxter Wilson Plant Event” above and in the Form 10-K for a discussion of the Baxter Wilson plant event; and

•	timing of collections from customers.

The increase was partially offset by income tax payments of $0.6 million in the six months ended June 30, 2015 compared to income tax refunds of $9.4 million in the six months ended June 30, 2014. Entergy Mississippi had income tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit. The 2014 income tax refunds were received in accordance with intercompany state income tax sharing arrangements. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

Investing Activities

Net cash flow used in investing activities increased $11.2 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•	an increase in transmission construction expenditures primarily due to a higher scope of work done compared to the same period in 2014;

•	an increase in fossil-fueled generation construction expenditures primarily due to a higher scope of work done during plant outages compared to the same period in 2014; and

•	cash collateral of $5 million posted in June 2015 to support Entergy Mississippi’s obligations related to MISO.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

The increase was partially offset by $12.7 million of insurance proceeds received in the first quarter 2015 related to the Baxter Wilson Plant Event. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Baxter Wilson Plant Event” above and in the Form 10-K for a discussion of the Baxter Wilson plant event.

Financing Activities

Net cash flow used in financing activities increased $33.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to $32.5 million in common stock dividends paid in 2015.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2015	December 31, 2014
Debt to capital	50.8%	51.2%
Effect of subtracting cash	(2.9%)	(1.5%)
Net debt to net capital	47.9%	49.7%

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

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
(In Thousands)
$7,736	$644	$6,796	($3,536)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire in May 2016. No borrowings were outstanding under the credit facilities as of June 30, 2015.  In addition, Entergy Mississippi is a party to uncommitted letter of credit facilities as a means to post collateral to support its obligations under MISO. As of June 30, 2015, a $6.5 million letter of credit was outstanding under one of Entergy Mississippi’s uncommitted letter of credit facilities. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Fuel and purchased power recovery

Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period.

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

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not considered “mass actions” under the Class Action Fairness Act, so as to establish federal subject matter jurisdiction. One day later the Attorney General renewed his motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies responded to that motion reiterating the additional grounds asserted for federal question jurisdiction, and the District Court held oral argument on the renewed motion to remand in February 2014. In April 2015 the District Court entered an order denying the renewed motion to remand, holding that the District Court has federal question subject matter jurisdiction. The Attorney General appealed to the U.S. Fifth Circuit Court of Appeals the denial of the motion to remand. In July 2015 the Fifth Circuit issued an order denying the appeal, and the Attorney General subsequently filed a petition for rehearing of the request for interlocutory appeal. The case remains pending in federal district court, awaiting a ruling on the Entergy companies’ motion for judgment on the pleadings.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$344,975	$370,638	$705,790	$718,834

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	64,208	76,513	154,819	133,828
Purchased power	95,763	119,736	187,921	247,788
Other operation and maintenance	65,114	69,342	130,186	124,700
Taxes other than income taxes	23,117	21,733	48,137	44,000
Depreciation and amortization	32,599	28,394	63,429	56,505
Other regulatory charges (credits) - net	6,088	(4,143)	8,373	(4,182)
TOTAL	286,889	311,575	592,865	602,639

OPERATING INCOME	58,086	59,063	112,925	116,195

OTHER INCOME
Allowance for equity funds used during construction	610	414	1,381	849
Interest and investment income	27	326	55	664
Miscellaneous - net	(1,130)	(1,414)	(1,932)	(2,253)
TOTAL	(493)	(674)	(496)	(740)

INTEREST EXPENSE
Interest expense	14,391	14,396	28,637	28,824
Allowance for borrowed funds used during construction	(324)	(214)	(741)	(442)
TOTAL	14,067	14,182	27,896	28,382

INCOME BEFORE INCOME TAXES	43,526	44,207	84,533	87,073

Income taxes	17,247	17,643	33,319	34,670

NET INCOME	26,279	26,564	51,214	52,403

Preferred dividend requirements and other	707	707	1,414	1,414

EARNINGS APPLICABLE TO COMMON STOCK	$25,572	$25,857	$49,800	$50,989

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$51,214	$52,403
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	63,429	56,505
Deferred income taxes, investment tax credits, and non-current taxes accrued	(25,582)	7,510
Changes in assets and liabilities:
Receivables	14,406	(9,741)
Fuel inventory	(7,318)	4,379
Accounts payable	(11,972)	3,744
Taxes accrued	30,554	7,321
Interest accrued	(3,304)	1,318
Deferred fuel costs	58,395	(16,537)
Other working capital accounts	(6,027)	(1,672)
Provisions for estimated losses	(203)	4,908
Other regulatory assets	22,799	(2,807)
Pension and other postretirement liabilities	(8,971)	(12,798)
Other assets and liabilities	(3,091)	(434)
Net cash flow provided by operating activities	174,329	94,099

INVESTING ACTIVITIES
Construction expenditures	(89,581)	(70,364)
Allowance for equity funds used during construction	1,381	849
Insurance proceeds	12,745	—
Changes in money pool receivable - net	(7,092)	(6,796)
Increase in other investments	(5,000)	—
Other	(7)	(2)
Net cash flow used in investing activities	(87,554)	(76,313)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	99,008
Retirement of long-term debt	—	(95,000)
Change in money pool payable - net	—	(3,536)
Dividends paid:
Common stock	(32,500)	—
Preferred stock	(1,414)	(1,414)
Other	(87)	—
Net cash flow used in financing activities	(34,001)	(942)

Net increase in cash and cash equivalents	52,774	16,844
Cash and cash equivalents at beginning of period	61,633	31
Cash and cash equivalents at end of period	$114,407	$16,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$30,637	$26,142
Income taxes	$597	($9,440)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,068	$1,223
Temporary cash investments	113,339	60,410
Total cash and cash equivalents	114,407	61,633
Accounts receivable:
Customer	74,802	78,593
Allowance for doubtful accounts	(873)	(873)
Associated companies	15,602	21,233
Other	10,493	42,009
Accrued unbilled revenues	64,253	43,374
Total accounts receivable	164,277	184,336
Accumulated deferred income taxes	—	5,198
Fuel inventory - at average cost	50,054	42,736
Materials and supplies - at average cost	38,520	37,741
Prepayments and other	15,968	7,315
TOTAL	383,226	338,959

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,633	4,642
Escrow accounts	41,758	41,752
TOTAL	46,391	46,394

UTILITY PLANT
Electric	4,007,510	3,999,918
Property under capital lease	3,576	4,185
Construction work in progress	55,214	67,514
TOTAL UTILITY PLANT	4,066,300	4,071,617
Less - accumulated depreciation and amortization	1,490,636	1,516,540
UTILITY PLANT - NET	2,575,664	2,555,077

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	43,221	49,306
Other regulatory assets	348,033	364,747
Other	20,720	19,121
TOTAL	411,974	433,174

TOTAL ASSETS	$3,417,255	$3,373,604

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$125,000	$—
Accounts payable:
Associated companies	43,147	49,832
Other	51,148	63,300
Customer deposits	80,049	77,753
Taxes accrued	84,119	53,565
Accumulated deferred income taxes	1,884	—
Interest accrued	19,868	23,172
Deferred fuel costs	60,589	2,194
Other	23,691	17,533
TOTAL	489,495	287,349

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	758,601	800,374
Accumulated deferred investment tax credits	10,830	6,370
Asset retirement cost liabilities	8,027	6,786
Accumulated provisions	49,939	50,142
Pension and other postretirement liabilities	126,187	135,156
Long-term debt	933,900	1,058,838
Other	10,425	16,038
TOTAL	1,897,909	2,073,704

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2015 and 2014	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	780,834	763,534
TOTAL	979,470	962,170

TOTAL LIABILITIES AND EQUITY	$3,417,255	$3,373,604

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$199,326	($690)	$752,941	$951,577

Net income	—	—	52,403	52,403
Preferred stock dividends	—	—	(1,414)	(1,414)

Balance at June 30, 2014	$199,326	($690)	$803,930	$1,002,566

Balance at December 31, 2014	$199,326	($690)	$763,534	$962,170

Net income	—	—	51,214	51,214
Common stock dividends	—	—	(32,500)	(32,500)
Preferred stock dividends	—	—	(1,414)	(1,414)

Balance at June 30, 2015	$199,326	($690)	$780,834	$979,470

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$119	$118	$1	1
Commercial	112	110	2	2
Industrial	41	42	(1)	(2)
Governmental	12	11	1	9
Total retail	284	281	3	1
Sales for resale:
Associated companies	21	56	(35)	(63)
Non-associated companies	3	3	—	—
Other	37	31	6	19
Total	$345	$371	($26)	(7)

Billed Electric Energy Sales (GWh):
Residential	1,100	1,133	(33)	(3)
Commercial	1,141	1,127	14	1
Industrial	544	562	(18)	(3)
Governmental	101	99	2	2
Total retail	2,886	2,921	(35)	(1)
Sales for resale:
Associated companies	433	795	(362)	(46)
Non-associated companies	55	41	14	34
Total	3,374	3,757	(383)	(10)

	Six Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$273	$272	$1	—
Commercial	225	219	6	3
Industrial	81	80	1	1
Governmental	24	22	2	9
Total retail	603	593	10	2
Sales for resale:
Associated companies	43	84	(41)	(49)
Non-associated companies	6	7	(1)	(14)
Other	54	35	19	54
Total	$706	$719	($13)	(2)

Billed Electric Energy Sales (GWh):
Residential	2,588	2,710	(122)	(5)
Commercial	2,251	2,256	(5)	—
Industrial	1,061	1,090	(29)	(3)
Governmental	199	198	1	1
Total retail	6,099	6,254	(155)	(2)
Sales for resale:
Associated companies	907	1,150	(243)	(21)
Non-associated companies	93	76	17	22
Total	7,099	7,480	(381)	(5)

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Algiers Asset Transfer

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Algiers Asset Transfer” in the Form 10-K.

As discussed in the Form 10-K, in October 2014 Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently serve Entergy Louisiana’s customers in Algiers. In April 2015 the FERC issued an order approving the Algiers assets transfer. In May 2015 the parties filed a settlement agreement authorizing the Algiers assets transfer and the settlement agreement was approved by a City Council resolution in May 2015. Entergy Louisiana expects to transfer the Algiers assets to Entergy New Orleans in September 2015.

Results of Operations

Net Income

Second Quarter 2015 Compared to Second Quarter 2014

Net income increased $4.1 million primarily due to higher net revenue.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income increased $6.9 million primarily due to higher net revenue and lower other operation and maintenance expenses.

Net Revenue

Second Quarter 2015 Compared to Second Quarter 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the changes in net revenue comparing the second quarter 2015 to the second quarter 2014:

Amount
(In Millions)
2014 net revenue	$62.3
Volume/weather	4.1
Other	0.4
2015 net revenue	$66.8

The volume/weather variance is primarily due to an increase of 73 GWh, or 6%, in billed electricity usage, primarily in the residential and commercial sectors, due to the effect of more favorable weather in 2015 as compared to the same period in prior year and an increase of 2% in the average number of electric customers.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2015 to the six months ended June 30, 2014:

Amount
(In Millions)
2014 net revenue	$128.3
Volume/weather	4.9
Net gas revenue	(1.6)
Other	1.2
2015 net revenue	$132.8

The volume/weather variance is primarily due to an increase in unbilled sales volume, an increase of 31 GWh, or 1%, in billed electricity usage, primarily in the commercial and governmental sectors, and an increase of 2% in the average number of electric customers. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Unbilled Revenue” in the Form 10-K for further discussion of the accounting for unbilled revenues.

The net gas revenue variance is primarily due to the effect of less favorable weather, primarily in the residential and commercial sectors in 2015 as compared to the same period in prior year.

Other Income Statement Variances

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $2.3 million in fossil-fueled generation expenses resulting primarily from increases in 2014 to loss reserves related to asbestos claims, offset by a higher scope of plant outages in 2015; and

•
a decrease of $1.1 million in compensation and benefits costs primarily due to a decrease in the accrual for incentive-based compensation, partially offset by an increase in net periodic pension and other postretirement benefit costs as a result of lower discount rates and changes in retirement and mortality assumptions. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

The decrease was partially offset by an increase of $1.2 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. There is no effect on net income as these costs are being collected through the MISO rider, as approved by the City Council.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes resulting from lower electric and gas retail revenues as compared to the prior year and a decrease in ad valorem taxes. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Other income increased primarily due to carrying costs on storm restoration costs related to Hurricane Issac, as approved by the City Council. See “State and Local Rate Regulation” below for further discussion of the securitization.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 34.2% for the second quarter 2015 and 34.4% for the six months ended June 30, 2015. The differences in the effective income tax rates for the second quarter 2015 and the six months ended June 30, 2015 versus the federal statutory rate of 35% were primarily due to flow-through tax accounting, partially offset by state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was 33.9% for the second quarter 2014 and 32.6% for the six months ended June 30, 2014.  The differences in the effective income tax rates for the second quarter 2014 and the six months ended June 30, 2014 versus the federal statutory rate of 35% were primarily due to flow-through tax accounting, partially offset by state income taxes and certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$42,389	$33,489

Cash flow provided by (used in):
Operating activities	31,330	15,802
Investing activities	(36,550)	(32,106)
Financing activities	(7,814)	(513)
Net decrease in cash and cash equivalents	(13,034)	(16,817)

Cash and cash equivalents at end of period	$29,355	$16,672

Operating Activities

Net cash flow provided by operating activities increased $15.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the payment of calendar year 2012 System Agreement bandwidth remedy receipts of $15 million to the City of New Orleans in June 2014 for use in the streetlight conversion program, as directed by the City Council.

Investing Activities

Net cash flow used in investing activities increased $4.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•	an increase in transmission construction expenditures as a result of increased scope of work in 2015;

•	an increase in spending on information technology projects in 2015; and

•	an increase in distribution construction expenditures due to higher storm spending and increased scope of work in 2015.

Financing Activities

Net cash used in financing activities increased $7.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to $7.3 million in common stock dividends paid in 2015.

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy New Orleans as of June 30, 2015 is primarily due to an increase in retained earnings.

	June 30, 2015	December 31, 2014
Debt to capital	46.3%	47.7%
Effect of subtracting cash	(3.4%)	(5.2%)
Net debt to net capital	42.9%	42.5%

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

Entergy New Orleans’s receivables from the money pool were as follows:

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
(In Thousands)
$1,946	$442	$6,772	$4,737

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2015.  No borrowings were outstanding under the facility as of June 30, 2015. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of June 30, 2015, a $9.7 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

In May 2015, the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs, the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million of up-front financing costs associated with the securitization. In July 2015, Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly owned and consolidated by Entergy New Orleans, issued $98.7 million of storm cost recovery bonds. The bonds have a coupon of 2.67% and an expected maturity date of June 2024. Although the principal amount is not due until the date given above, Entergy New Orleans Storm Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $11.4 million for 2016, $10.6 million for 2017, $11 million for 2018, $11.2 million for 2019, and $11.6 million for 2020. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

storm recovery property will be reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections.

Union Power Station Power Purchase Agreement

In February 2015, Entergy New Orleans filed an application with the City Council seeking authorization to enter into a power purchase agreement, subject to certain conditions, with Entergy Gulf States Louisiana to purchase on a life-of-unit basis 20% of the capacity and related energy of the two power blocks of the Union Power Station that Entergy Gulf States Louisiana is seeking to purchase. In the application, Entergy New Orleans sought authorization from the City Council for full and timely cost recovery in rates for all costs associated with the power purchase agreement. In June 2015 the parties filed a settlement agreement regarding the power purchase agreement, and the settlement agreement was approved by a City Council resolution in June 2015. The City Council’s resolution approves, subject to certain conditions, the Union power purchase agreement as prudent and in the public interest and deems the costs of that power purchase agreement as eligible for recovery, with capacity costs being recoverable through a rider and energy-related costs being recoverable through the fuel adjustment clause. Long-term service agreement costs are recoverable through the fuel adjustment clause initially, but are subject to possible realignment to base rates in the next base rate case. The City Council approval also requires Entergy New Orleans to credit customer bills $4.8 million annually once the deactivation of Michoud Units 2 and 3 occurs.

In July 2015, Entergy Texas, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application to acquire one of the four 495 MW power blocks at the Union Power Station. On July 30, 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans, subject to City Council approval and the satisfaction of other conditions to close the transaction, for approximately $237 million. The acquisition by Entergy New Orleans would replace the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. Entergy New Orleans will file an application for authorization to proceed with the acquisition and plans to seek City Council resolution by a date that would support closing the transaction by the end of 2015.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. See also “Liquidity and Capital Resources - Uses and Sources of Capital - Union Power Station Power Purchase Agreement” above for discussion of the Union Power purchase agreement approved by the City Council in June 2015.

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

Entergy New Orleans, Inc.
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY NEW ORLEANS, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$132,988	$147,941	$244,757	$288,168
Natural gas	17,506	22,048	52,637	68,388
TOTAL	150,494	169,989	297,394	356,556

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	14,577	43,704	34,510	94,866
Purchased power	69,309	63,758	130,534	132,903
Other operation and maintenance	29,081	28,240	54,285	56,371
Taxes other than income taxes	10,797	11,479	22,187	24,614
Depreciation and amortization	8,270	9,741	18,063	19,206
Other regulatory charges (credits) - net	(190)	205	(403)	453
TOTAL	131,844	157,127	259,176	328,413

OPERATING INCOME	18,650	12,862	38,218	28,143

OTHER INCOME
Allowance for equity funds used during construction	248	205	495	560
Interest and investment income	12	21	37	38
Miscellaneous - net	303	(237)	655	(584)
TOTAL	563	(11)	1,187	14

INTEREST EXPENSE
Interest expense	3,355	3,303	6,782	6,665
Allowance for borrowed funds used during construction	(110)	(101)	(220)	(274)
TOTAL	3,245	3,202	6,562	6,391

INCOME BEFORE INCOME TAXES	15,968	9,649	32,843	21,766

Income taxes	5,466	3,275	11,287	7,098

NET INCOME	10,502	6,374	21,556	14,668

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO COMMON STOCK	$10,261	$6,133	$21,074	$14,186

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$21,556	$14,668
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	18,063	19,206
Deferred income taxes, investment tax credits, and non-current taxes accrued	10,031	7,517
Changes in assets and liabilities:
Receivables	(64)	4,023
Fuel inventory	1,938	1,931
Accounts payable	2,313	(8,262)
Interest accrued	(351)	(484)
Deferred fuel costs	(9,403)	(16,496)
Other working capital accounts	(6,015)	(10,322)
Provisions for estimated losses	(188)	5,805
Other regulatory assets	(20,270)	2,491
Pension and other postretirement liabilities	(6,437)	(6,333)
Other assets and liabilities	20,157	2,058
Net cash flow provided by operating activities	31,330	15,802

INVESTING ACTIVITIES
Construction expenditures	(31,991)	(27,016)
Allowance for equity funds used during construction	495	560
Changes in money pool receivable - net	(1,504)	(2,035)
Receipts from storm reserve escrow account	3	—
Payments to storm reserve escrow account	(3,553)	(3,615)
Net cash flow used in investing activities	(36,550)	(32,106)

FINANCING ACTIVITIES
Dividends paid:
Common stock	(7,250)	—
Preferred stock	(482)	(482)
Other	(82)	(31)
Net cash flow used in financing activities	(7,814)	(513)

Net decrease in cash and cash equivalents	(13,034)	(16,817)
Cash and cash equivalents at beginning of period	42,389	33,489
Cash and cash equivalents at end of period	$29,355	$16,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$6,676	$6,694
Income taxes	$40	$—

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
ASSETS
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$851	$1,006
Temporary cash investments	28,504	41,383
Total cash and cash equivalents	29,355	42,389
Accounts receivable:
Customer	37,963	35,663
Allowance for doubtful accounts	(361)	(262)
Associated companies	10,049	11,693
Other	2,161	3,223
Accrued unbilled revenues	18,538	16,465
Total accounts receivable	68,350	66,782
Accumulated deferred income taxes	10,035	8,562
Fuel inventory - at average cost	1,078	3,016
Materials and supplies - at average cost	13,398	12,650
Prepayments and other	16,898	6,887
TOTAL	139,114	140,286

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	21,588	18,038
TOTAL	22,604	19,054

UTILITY PLANT
Electric	933,568	936,862
Natural gas	232,234	228,979
Construction work in progress	19,583	18,866
TOTAL UTILITY PLANT	1,185,385	1,184,707
Less - accumulated depreciation and amortization	609,664	594,945
UTILITY PLANT - NET	575,721	589,762

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets	195,866	175,596
Other	5,767	5,345
TOTAL	205,713	185,021

TOTAL ASSETS	$943,152	$934,123

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$33,145	$33,170
Other	24,062	22,435
Customer deposits	25,187	24,681
Interest accrued	3,187	3,538
Deferred fuel costs	18,994	28,397
Other	11,068	6,830
TOTAL CURRENT LIABILITIES	115,643	119,051

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	214,589	199,241
Accumulated deferred investment tax credits	791	864
Regulatory liability for income taxes - net	16,283	20,640
Asset retirement cost liabilities	2,597	2,511
Accumulated provisions	25,689	25,877
Pension and other postretirement liabilities	56,003	62,440
Long-term debt	225,877	225,866
Gas system rebuild insurance proceeds	17,857	23,218
Other	6,194	6,610
TOTAL NON-CURRENT LIABILITIES	565,880	567,267

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2015 and 2014	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	171,811	157,987
TOTAL	241,849	228,025

TOTAL LIABILITIES AND EQUITY	$943,152	$934,123

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$33,744	$36,294	$136,245	$206,283

Net income	—	—	14,668	14,668
Preferred stock dividends	—	—	(482)	(482)

Balance at June 30, 2014	$33,744	$36,294	$150,431	$220,469

Balance at December 31, 2014	$33,744	$36,294	$157,987	$228,025

Net income	—	—	21,556	21,556
Common stock dividends	—	—	(7,250)	(7,250)
Preferred stock dividends	—	—	(482)	(482)

Balance at June 30, 2015	$33,744	$36,294	$171,811	$241,849

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$44	$43	$1	2
Commercial	44	45	(1)	(2)
Industrial	8	9	(1)	(11)
Governmental	16	16	—	—
Total retail	112	113	(1)	(1)
Sales for resale:
Associated companies	12	27	(15)	(56)
Non-associated companies	—	1	(1)	(100)
Other	9	7	2	29
Total	$133	$148	($15)	(10)

Billed Electric Energy Sales (GWh):
Residential	428	394	34	9
Commercial	516	491	25	5
Industrial	115	114	1	1
Governmental	194	181	13	7
Total retail	1,253	1,180	73	6
Sales for resale:
Associated companies	242	433	(191)	(44)
Non-associated companies	1	1	—	—
Total	1,496	1,614	(118)	(7)

	Six Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$87	$97	($10)	(10)
Commercial	82	88	(6)	(7)
Industrial	14	17	(3)	(18)
Governmental	29	31	(2)	(6)
Total retail	212	233	(21)	(9)
Sales for resale:
Associated companies	21	45	(24)	(53)
Non associated companies	—	4	(4)	(100)
Other	12	6	6	100
Total	$245	$288	($43)	(15)

Billed Electric Energy Sales (GWh):
Residential	921	935	(14)	(1)
Commercial	991	963	28	3
Industrial	217	220	(3)	(1)
Governmental	376	356	20	6
Total retail	2,505	2,474	31	1
Sales for resale:
Associated companies	435	700	(265)	(38)
Non-associated companies	5	11	(6)	(55)
Total	2,945	3,185	(240)	(8)

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2015 Compared to Second Quarter 2014

Net income decreased $3.7 million primarily due to higher other operation and maintenance expenses, partially offset by lower interest expense.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income decreased slightly, by $0.3 million, primarily due to higher other operation and maintenance expenses and higher taxes other than income taxes, substantially offset by higher net revenue and lower interest expense.

Net Revenue

Second Quarter 2015 Compared to Second Quarter 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2015 to the second quarter 2014:

Amount
(In Millions)
2014 net revenue	$154.2
Fuel recovery	(4.1)
Purchased power capacity	(3.2)
Volume/weather	3.0
Transmission revenue	1.8
Other	1.8
2015 net revenue	$153.5

The fuel recovery variance is primarily due to a decrease in recoverable fuel expenses as a result of a change in the application of the fuel factor in the prior year. See Note 2 to the financial statements in the Form 10-K for discussion of the PUCT fuel cost proceedings.

The purchased power capacity variance is primarily due to increased expenses due to contract changes and price changes for ongoing purchased power capacity.

The volume/weather variance is primarily due to the effect of weather on residential and commercial sales, partially offset by a decrease in industrial usage.  The decrease in industrial usage is primarily due to extended seasonal outages for existing large refinery customers, partially offset by new customers in the transportation industry.

The transmission revenue variance is primarily due to an increase in the amount of transmission revenues allocated by MISO.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2015 to the six months ended June 30, 2014:

Amount
(In Millions)
2014 net revenue	$289.5
Volume/weather	5.2
Retail electric price	4.3
Net wholesale revenue	3.7
Transmission revenue	3.0
Purchased power capacity	(5.4)
Rent from electric property	(3.1)
Other	(0.1)
2015 net revenue	$297.1

The volume/weather variance is primarily due to an increase in unbilled sales volume, partially offset by a decrease of 228 GWh, or 3%, in billed electricity usage, primarily due to a decrease in industrial usage and the effect of weather.  The decrease in industrial usage is primarily due to extended seasonal outages for existing large refinery customers, partially offset by new customers in the transportation industry.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Unbilled Revenue” in the Form 10-K for further discussion of the accounting for unbilled revenues.

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

The transmission revenue variance is primarily due to an increase in the amount of transmission revenues allocated by MISO.

The purchased power capacity variance is primarily due to increased expenses due to contract changes and price changes for ongoing purchased power capacity.

The rent from electric property variance is primarily due to a decrease in right-of-way revenues in 2015 as compared to 2014.

Other Income Statement Variances

Second Quarter 2015 Compared to Second Quarter 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5 million in fossil-fueled generation expenses primarily due to Lewis Creek dam repairs in 2015 and a higher scope of work done during plant outages compared to prior year; and

•	an increase of $1.9 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Interest expense decreased primarily due to the retirement, prior to maturity, of $150 million of 7.875% Series first mortgage bonds in June 2014, partially offset by the issuance of $250 million of 5.15% Series first mortgage bonds in May 2015 and the issuance of $135 million of 5.625% Series first mortgage bonds in May 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $8.6 million in fossil-fueled generation expenses primarily due to Lewis Creek dam repairs in 2015 and a higher scope of work done during plant outages compared to prior year; and

•	an increase of $4.2 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO.

The increase was partially offset by a decrease of $2.1 million in compensation and benefits costs primarily due to a decrease in the accrual for incentive-based compensation, partially offset by an increase in net periodic pension and other postretirement benefit costs as a result of lower discount rates and changes in retirement and mortality assumptions. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes, an increase in local franchise taxes resulting from an increase in the annual city franchise tax amortization, and an increase in payroll taxes.

Interest expense decreased primarily due to the retirement, prior to maturity, of $150 million of 7.875% Series first mortgage bonds in June 2014, partially offset by the issuance of $135 million of 5.625% Series first mortgage bonds in May 2014 and the issuance of $250 million of 5.15% Series first mortgage bonds in May 2015.

Income Taxes

The effective income tax rate was 38.7% for the second quarter 2015. The difference in the effective income tax rate for the second quarter 2015 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 36% for the six months ended June 30, 2015. The difference in the effective income tax rate for the six months ended June 30, 2015 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items and the provision for uncertain tax positions, partially offset by state income taxes and book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 39.2% for the second quarter 2014 and 39.2% for the six months ended June 30, 2014. The differences in the effective income tax rates for the second quarter 2014 and for the six months ended June 30, 2014 versus the federal statutory rate of 35% were primarily due to certain book and tax differences related to utility plant items and state income taxes.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$30,441	$46,488

Cash flow provided by (used in):
Operating activities	131,842	128,331
Investing activities	(138,031)	(72,936)
Financing activities	10,449	(89,561)
Net increase (decrease) in cash and cash equivalents	4,260	(34,166)

Cash and cash equivalents at end of period	$34,701	$12,322

Operating Activities

Net cash flow provided by operating activities increased $3.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•	increased recovery of fuel costs compared to prior year;

•	the timing of collections from customers; and

•	a decrease of $3.9 million in interest paid in 2015 as compared to the same period in prior year resulting from a decrease in interest expense, as discussed above.

The increase was partially offset by System Agreement bandwidth remedy payments of $48.6 million received in the second quarter 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period and an increase of $1.2 million in pension contributions in 2015. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities increased $65.1 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•	an increase in transmission construction expenditures primarily due to a greater scope of projects in 2015;

•	an increase in fossil-fueled generation construction expenditures primarily due to Lewis Creek dam repairs in 2015 and a greater scope of work done during outages in 2015; and

•	cash collateral of $12 million posted in June 2015 to support Entergy Texas’s obligations related to MISO.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Entergy Texas’s financing activities provided $10.4 million of cash for the six months ended June 30, 2015 compared to using $89.6 million of cash for the six months ended June 30, 2014 primarily due to the following activity:

•	the issuance of $250 million of 5.15% Series first mortgage bonds in May 2015;

•	the retirement, prior to maturity, of $150 million of 7.875% Series first mortgage bonds in June 2014;

•	$40 million in common stock dividends paid in 2014;

•	the retirement of $200 million of 3.6% Series first mortgage bonds in June 2015; and

•	the issuance of $135 million of 5.625% Series first mortgage bonds in May 2014.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2015	December 31, 2014
Debt to capital	61.8%	62.4%
Effect of excluding the securitization bonds	(10.7%)	(11.8%)
Debt to capital, excluding securitization bonds (a)	51.1%	50.6%
Effect of subtracting cash	(1.0%)	(0.9%)
Net debt to net capital, excluding securitization bonds (a)	50.1%	49.7%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas’s receivables from the money pool were as follows:

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
(In Thousands)
$2,258	$306	$4,671	$6,287

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in March 2019.  The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

of June 30, 2015, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of June 30, 2015, a $14.5 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

In May 2015, Entergy Texas issued $250 million of 5.15% Series first mortgage bonds due June 2045. Entergy Texas used the proceeds to pay, at maturity, its $200 million of 3.60% Series first mortgage bonds due June 2015 and for general corporate purposes.

Union Power Station Purchase Agreement

As discussed in the Form 10-K, in December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station. The Union Power Station is a 1,980 MW (summer rating) power generation facility that consists of four power blocks, each rated at 495 MW. The purchase of the Union Power Station is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies.

In December 2014, Entergy Texas filed its application for Certificate of Convenience and Necessity (CCN) with the PUCT seeking one of the two necessary PUCT approvals of the acquisition.  In April 2015 intervenors, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers, and the East Texas Electric Cooperative each filed testimony opposing the transaction. In May 2015, PUCT staff filed testimony opposing the transaction. The PUCT held a hearing in June 2015 on Entergy Texas’s CCN application, resulting in a PUCT request for additional testimony, which Entergy Texas and intervenors filed in June and July 2015. In a separate proceeding initiated in June 2015, Entergy Texas filed a rate application to seek cost recovery of its power block acquisition costs and other costs.  In July 2015 the PUCT requested briefing on legal and policy issues related to post-test year adjustments and other rate-recovery issues in Entergy Texas’s base rate case. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the CCN filing and withdraw the rate case. In July 2015, Entergy Texas withdrew the rate case and, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application. On July 30, 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans, subject to City Council approval and the satisfaction of other conditions to close the transaction. The acquisition by Entergy New Orleans would replace the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. Entergy New Orleans will file an application for authorization to proceed with the acquisition and plans to seek City Council resolution by a date that would support closing the transaction by the end of 2015.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Closing is targeted to occur in late-2015.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following is an update to that discussion.

Filings with the PUCT

In June 2015, Entergy Texas filed a rate case requesting a $75 million increase in its base rates and rider rates The rate case reflected a 10.2% return on common equity and was based on calendar year 2014 as the test year including pro forma adjustments to reflect the acquisition of Union Power Station Power Block 1, which is one of four units that comprise the Union Power Station near El Dorado, Arkansas. The rate case also includes a limited-term rate case expense rider to recover over a three-year period the deferred rate case expenses associated with this rate case. In July 2015 the PUCT requested briefing on legal and policy issues related to, among other things, the propriety of rate recovery for the Union Power transaction given the uncertainty of the actual closing date of the transaction and the commencement of the rate year, as well as Entergy Texas’s requirement for acceptable rate treatment as a condition to closing the transaction. Also in July 2015, in connection with the requested briefing, the PUCT staff and certain parties filed briefs concluding that Entergy Texas should not be permitted recovery for the Union Power Station purchase in the rate case. In July 2015, Entergy Texas filed its notice of withdrawal of its base rate case and the ALJs in the case dismissed the case from the dockets of the State Office of Administrative Hearings and the PUCT.

Fuel and Purchased Power Cost Recovery

In August 2014, Entergy Texas filed an application seeking PUCT approval to implement an interim fuel refund of approximately $24.6 million for over-collected fuel costs incurred during the months of November 2012 through April 2014.  This refund resulted from the net of Entergy Texas’s then current fuel balance, bandwidth remedy payments that Entergy Texas received in May 2014 related to the June - December 2005 period, and bandwidth remedy payments that Entergy Texas made related to calendar year 2013 production costs.   Also in August 2014, Entergy Texas filed an unopposed motion for interim rates to implement this refund for most customers over a two-month period commencing with September 2014.  The PUCT issued its order approving the interim relief in August 2014 and Entergy Texas completed the refunds in October 2014.  Parties intervened in this matter, and all parties agreed that the proceeding should be bifurcated such that the proposed interim refund would become final in a separate proceeding, which refund was approved by the PUCT in March 2015.   In July 2015 certain parties filed briefs in the current proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  The current proceeding is pending.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of unbilled revenue and qualified pension and other postretirement benefits.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$402,921	$482,932	$814,132	$923,188

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	50,360	89,258	124,167	140,226
Purchased power	180,843	223,213	355,048	458,039
Other operation and maintenance	66,062	58,979	122,587	110,189
Taxes other than income taxes	17,641	17,260	35,911	33,758
Depreciation and amortization	25,714	24,842	50,561	49,357
Other regulatory charges - net	18,237	16,222	37,781	35,405
TOTAL	358,857	429,774	726,055	826,974

OPERATING INCOME	44,064	53,158	88,077	96,214

OTHER INCOME
Allowance for equity funds used during construction	1,317	611	2,541	1,456
Interest and investment income (loss)	(193)	172	(406)	475
Miscellaneous - net	(178)	(876)	(114)	(1,340)
TOTAL	946	(93)	2,021	591

INTEREST EXPENSE
Interest expense	21,562	22,948	42,558	45,609
Allowance for borrowed funds used during construction	(862)	(426)	(1,656)	(1,015)
TOTAL	20,700	22,522	40,902	44,594

INCOME BEFORE INCOME TAXES	24,310	30,543	49,196	52,211

Income taxes	9,420	11,958	17,715	20,461

NET INCOME	$14,890	$18,585	$31,481	$31,750

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$31,481	$31,750
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	50,561	49,357
Deferred income taxes, investment tax credits, and non-current taxes accrued	(63,659)	(52,824)
Changes in assets and liabilities:
Receivables	471	(34,427)
Fuel inventory	(4,287)	(1,025)
Accounts payable	7,553	20,243
Prepaid taxes	69,446	61,678
Interest accrued	447	(499)
Deferred fuel costs	252	3,803
Other working capital accounts	7,209	(8,354)
Provisions for estimated losses	(1,093)	75
Other regulatory assets	53,242	42,842
Pension and other postretirement liabilities	(9,860)	(10,992)
Other assets and liabilities	(9,921)	26,704
Net cash flow provided by operating activities	131,842	128,331

INVESTING ACTIVITIES
Construction expenditures	(133,344)	(82,352)
Allowance for equity funds used during construction	2,571	1,461
Increase in other investments	(12,000)	—
Changes in money pool receivable - net	(1,952)	1,616
Changes in securitization account	6,694	6,339
Net cash flow used in investing activities	(138,031)	(72,936)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	247,005	131,436
Retirement of long-term debt	(235,260)	(184,343)
Dividends paid:
Common stock	—	(40,000)
Other	(1,296)	3,346
Net cash flow provided by (used in) financing activities	10,449	(89,561)

Net increase (decrease) in cash and cash equivalents	4,260	(34,166)
Cash and cash equivalents at beginning of period	30,441	46,488
Cash and cash equivalents at end of period	$34,701	$12,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$40,252	$44,178
Income taxes	$3,162	$2,572

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,592	$1,733
Temporary cash investments	33,109	28,708
Total cash and cash equivalents	34,701	30,441
Securitization recovery trust account	30,525	37,219
Accounts receivable:
Customer	66,904	70,993
Allowance for doubtful accounts	(499)	(672)
Associated companies	55,614	57,004
Other	11,541	10,985
Accrued unbilled revenues	44,594	38,363
Total accounts receivable	178,154	176,673
Deferred fuel costs	11,609	11,861
Accumulated deferred income taxes	5,120	669
Fuel inventory - at average cost	54,189	49,902
Materials and supplies - at average cost	36,198	33,892
Prepayments and other	28,384	29,211
TOTAL	378,880	369,868

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	640	655
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,911	19,085
TOTAL	20,927	20,116

UTILITY PLANT
Electric	3,860,855	3,761,847
Construction work in progress	130,737	125,425
TOTAL UTILITY PLANT	3,991,592	3,887,272
Less - accumulated depreciation and amortization	1,488,433	1,454,701
UTILITY PLANT - NET	2,503,159	2,432,571

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	115,551	123,407
Other regulatory assets (includes securitization property of $490,009 as of June 30, 2015 and $521,424 as of December 31, 2014)	876,701	922,087
Long-term receivables - associated companies	25,351	26,156
Other	16,429	13,880
TOTAL	1,034,032	1,085,530

TOTAL ASSETS	$3,936,998	$3,908,085

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$200,000
Accounts payable:
Associated companies	94,429	91,481
Other	81,907	87,910
Customer deposits	43,552	44,308
Taxes accrued	71,295	1,849
Interest accrued	30,204	29,757
Other	15,724	18,238
TOTAL	337,111	473,543

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	978,847	1,046,618
Accumulated deferred investment tax credits	14,285	14,735
Other regulatory liabilities	5,386	5,125
Asset retirement cost liabilities	5,385	4,610
Accumulated provisions	11,125	12,218
Pension and other postretirement liabilities	101,109	111,011
Long-term debt (includes securitization bonds of $530,411 as of June 30, 2015 and $565,659 as of December 31, 2014)	1,493,432	1,278,931
Other	67,006	69,463
TOTAL	2,676,575	2,542,711

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2015 and 2014	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	391,866	360,385
TOTAL	923,312	891,831

TOTAL LIABILITIES AND EQUITY	$3,936,998	$3,908,085

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$49,452	$481,994	$355,581	$887,027

Net income	—	—	31,750	31,750
Common stock dividends	—	—	(40,000)	(40,000)

Balance at June 30, 2014	$49,452	$481,994	$347,331	$878,777

Balance at December 31, 2014	$49,452	$481,994	$360,385	$891,831

Net income	—	—	31,481	31,481

Balance at June 30, 2015	$49,452	$481,994	$391,866	$923,312

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$132	$141	($9)	(6)
Commercial	86	97	(11)	(11)
Industrial	88	121	(33)	(27)
Governmental	6	7	(1)	(14)
Total retail	312	366	(54)	(15)
Sales for resale:
Associated companies	69	95	(26)	(27)
Non-associated companies	3	3	—	—
Other	19	19	—	—
Total	$403	$483	($80)	(17)

Billed Electric Energy Sales (GWh):
Residential	1,233	1,169	64	5
Commercial	1,089	1,049	40	4
Industrial	1,719	1,860	(141)	(8)
Governmental	65	68	(3)	(4)
Total retail	4,106	4,146	(40)	(1)
Sales for resale:
Associated companies	1,484	1,423	61	4
Non-associated companies	32	18	14	78
Total	5,622	5,587	35	1

	Six Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$288	$306	($18)	(6)
Commercial	176	185	(9)	(5)
Industrial	179	216	(37)	(17)
Governmental	12	13	(1)	(8)
Total retail	655	720	(65)	(9)
Sales for resale:
Associated companies	127	170	(43)	(25)
Non-associated companies	10	15	(5)	(33)
Other	22	18	4	22
Total	$814	$923	($109)	(12)

Billed Electric Energy Sales (GWh):
Residential	2,692	2,702	(10)	—
Commercial	2,136	2,095	41	2
Industrial	3,328	3,582	(254)	(7)
Governmental	131	136	(5)	(4)
Total retail	8,287	8,515	(228)	(3)
Sales for resale:
Associated companies	2,672	2,453	219	9
Non-associated companies	125	154	(29)	(19)
Total	11,084	11,122	(38)	—

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

Second Quarter 2015 Compared to Second Quarter 2014

Net income decreased $4.1 million primarily due to lower operating income resulting from lower rate base as compared with the same period in the prior year.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net income decreased $3.2 million primarily due to lower operating income resulting from lower rate base as compared with the same period in the prior year.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$223,179	$127,142

Cash flow provided by (used in):
Operating activities	149,066	173,357
Investing activities	(49,867)	(186,375)
Financing activities	(211,331)	(26,370)
Net decrease in cash and cash equivalents	(112,132)	(39,388)

Cash and cash equivalents at end of period	$111,047	$87,754

Operating Activities

Net cash flow provided by operating activities decreased $24.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•
an increase in interest paid on the Grand Gulf sale-leaseback obligation as a result of the renewal in December 2013. See Note 10 to the financial statements in the Form 10-K for details on the Grand Gulf sale-leaseback obligation; and

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

•
an increase of $19.7 million in income tax payments in 2015. System Energy had income tax payments of $25.3 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

The decrease in cash provided was partially offset by a decrease in spending on nuclear refueling outages in 2015 as compared to the same period in 2014.

Investing Activities

Net cash flow used in investing activities decreased $136.5 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $5.1 million for the six months ended June 30, 2015 compared to increasing by $27.2 million for the six months ended June 30, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used by financing activities increased $185 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•	an increase of $77 million in common stock dividends paid;

•	the System Energy nuclear fuel company variable interest entity redeemed, at maturity, $60 million of 5.33% Series G notes in April 2015;

•
borrowings of $17.1 million on the nuclear fuel company variable interest entity’s credit facility in 2015 compared to borrowings of $65.4 million on the nuclear fuel company variable interest entity’s credit facility in 2014; and

•	redemption in May 2015 of $35 million of System Energy’s $216 million of 5.875% Series governmental bonds due 2022.

The increase was partially offset by a decrease of $35.3 million in principal payments on the Grand Gulf sale-leaseback obligation in 2015 compared to 2014. See Note 10 to the financial statements in the Form 10-K for details on the Grand Gulf sale-leaseback obligation.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2015	December 31, 2014
Debt to capital	44.6%	45.7%
Effect of subtracting cash	(4.6%)	(8.8%)
Net debt to net capital	40.0%	36.9%

System Energy Resources, Inc.
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

System Energy’s receivables from the money pool were as follows:

June 30, 2015	December 31, 2014	June 30, 2014	December 31, 2013
(In Thousands)
$7,520	$2,373	$36,456	$9,223

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016.  As of June 30, 2015, $37.5 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

In April 2015 the System Energy nuclear fuel company variable interest entity redeemed, at maturity, its $60 million of 5.33% Series G Notes.

In May 2015, System Energy redeemed $35 million of its $216 million of 5.875% Series governmental bonds due 2022.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$163,101	$163,830	$319,140	$321,497

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	22,943	23,111	43,416	37,259
Nuclear refueling outage expenses	5,420	5,511	11,102	11,693
Other operation and maintenance	41,083	34,122	76,789	68,800
Decommissioning	11,897	10,368	23,600	20,560
Taxes other than income taxes	6,558	6,352	13,766	12,874
Depreciation and amortization	37,247	35,985	74,307	73,311
Other regulatory credits - net	(7,517)	(8,166)	(17,094)	(11,576)
TOTAL	117,631	107,283	225,886	212,921

OPERATING INCOME	45,470	56,547	93,254	108,576

OTHER INCOME
Allowance for equity funds used during construction	2,042	986	3,693	2,204
Interest and investment income	3,250	1,388	7,463	5,803
Miscellaneous - net	(217)	(96)	(438)	(201)
TOTAL	5,075	2,278	10,718	7,806

INTEREST EXPENSE
Interest expense	12,347	13,354	25,360	27,601
Allowance for borrowed funds used during construction	(540)	(415)	(976)	(582)
TOTAL	11,807	12,939	24,384	27,019

INCOME BEFORE INCOME TAXES	38,738	45,886	79,588	89,363

Income taxes	16,878	19,955	32,195	38,813

NET INCOME	$21,860	$25,931	$47,393	$50,550

See Notes to Financial Statements.

(page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$47,393	$50,550
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	136,091	122,932
Deferred income taxes, investment tax credits, and non-current taxes accrued	6,699	43,603
Changes in assets and liabilities:
Receivables	2,286	43,554
Accounts payable	(746)	(8,232)
Prepaid taxes and taxes accrued	(9,355)	(18,406)
Interest accrued	(17,070)	5,890
Other working capital accounts	3,148	(31,953)
Other regulatory assets	(7)	4,692
Pension and other postretirement liabilities	(6,620)	(5,930)
Other assets and liabilities	(12,753)	(33,343)
Net cash flow provided by operating activities	149,066	173,357

INVESTING ACTIVITIES
Construction expenditures	(27,608)	(37,453)
Allowance for equity funds used during construction	3,693	2,204
Nuclear fuel purchases	(26,831)	(152,527)
Proceeds from the sale of nuclear fuel	21,263	43,992
Proceeds from nuclear decommissioning trust fund sales	161,977	231,632
Investment in nuclear decommissioning trust funds	(177,214)	(246,990)
Changes in money pool receivable - net	(5,147)	(27,233)
Net cash flow used in investing activities	(49,867)	(186,375)

FINANCING ACTIVITIES
Retirement of long-term debt	(106,405)	(46,743)
Changes in credit borrowings - net	17,102	65,400
Dividends paid:
Common stock	(122,000)	(45,000)
Other	(28)	(27)
Net cash flow used in financing activities	(211,331)	(26,370)

Net decrease in cash and cash equivalents	(112,132)	(39,388)
Cash and cash equivalents at beginning of period	223,179	127,142
Cash and cash equivalents at end of period	$111,047	$87,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$37,929	$16,364
Income taxes	$25,304	$5,564

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$901	$789
Temporary cash investments	110,146	222,390
Total cash and cash equivalents	111,047	223,179
Accounts receivable:
Associated companies	63,669	60,907
Other	5,816	5,717
Total accounts receivable	69,485	66,624
Materials and supplies - at average cost	83,740	80,049
Deferred nuclear refueling outage costs	15,184	26,580
Prepayments and other	6,868	2,312
TOTAL	286,324	398,744

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	697,298	679,840
TOTAL	697,298	679,840

UTILITY PLANT
Electric	4,248,414	4,244,902
Property under capital lease	573,784	573,784
Construction work in progress	72,765	50,382
Nuclear fuel	216,032	251,376
TOTAL UTILITY PLANT	5,110,995	5,120,444
Less - accumulated depreciation and amortization	2,890,358	2,819,688
UTILITY PLANT - NET	2,220,637	2,300,756

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	102,641	105,882
Other regulatory assets	338,861	335,613
Other	7,861	9,251
TOTAL	449,363	450,746

TOTAL ASSETS	$3,653,622	$3,830,086

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$4,906	$76,310
Short-term borrowings	37,506	20,404
Accounts payable:
Associated companies	6,530	6,252
Other	35,419	33,096
Taxes accrued	13,912	23,267
Accumulated deferred income taxes	9,750	14,175
Interest accrued	16,125	33,196
Other	2,366	2,365
TOTAL	126,514	209,065

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	814,594	808,171
Accumulated deferred investment tax credits	50,493	49,313
Other regulatory liabilities	362,440	371,110
Decommissioning	781,518	757,918
Pension and other postretirement liabilities	122,532	129,152
Long-term debt	599,627	634,496
Other	—	350
TOTAL	2,731,204	2,750,510

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2015 and 2014	789,350	789,350
Retained earnings	6,554	81,161
TOTAL	795,904	870,511

TOTAL LIABILITIES AND EQUITY	$3,653,622	$3,830,086

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$789,350	$86,757	$876,107

Net income	—	50,550	50,550
Common stock dividends	—	(45,000)	(45,000)

Balance at June 30, 2014	$789,350	$92,307	$881,657

Balance at December 31, 2014	$789,350	$81,161	$870,511

Net income	—	47,393	47,393
Common stock dividends	—	(122,000)	(122,000)

Balance at June 30, 2015	$789,350	$6,554	$795,904

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

4/01/2015-4/30/2015	—	$—	—	$350,052,918
5/01/2015-5/31/2015	—	$—	—	$350,052,918
6/01/2015-6/30/2015	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1 in the Form 10-K for information regarding litigation against the DOE related to the DOE’s breach of its obligation to remove spent fuel from nuclear sites. Following is an update to that discussion. In April 2015 the U.S. Court of Federal Claims issued a judgment in favor of Entergy Arkansas and against the DOE in the second round ANO damages case in the amount of $29.4 million. Also in April 2015 the U.S. Court of Federal Claims issued a judgment in favor of System Energy and against the DOE in the second round Grand Gulf damages case in the amount of $44.4 million. In June 2015, Entergy Arkansas and System Energy appealed portions of those decisions to the Court of Appeals for the Federal Circuit. Management cannot predict the timing or amount of receipt of funds pursuant to these judgments.

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

Hazardous Air Pollution

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011 and the rule became effective in April 2012. In June 2015 the Supreme Court reversed a D.C. Circuit Court decision and remanded to the D.C. Circuit the EPA’s finding that it was appropriate and necessary to regulate power plants under Clean Air Act section 112, ruling that the EPA must consider costs. This finding underpins the MATS rule. The D.C. Circuit is expected to remand the necessary and appropriate finding to the EPA for reconsideration and either vacate or stay the MATS rule in the interim. Entergy was on schedule to have the required controls in place for compliance at Entergy’s coal-fired units. Compliance with MATS was required by the Clean Air Act within three years, or by 2015, although certain extensions of this deadline were available from state permit authorities and the EPA. Entergy applied for and received a one-year extension, as allowed by the Clean Air Act, for its affected facilities in Arkansas and Louisiana. The controls have been installed but are in the commissioning stage prior to full scale operation.

Entergy is evaluating how it will operate and maintain the equipment in a reasonable and prudent manner during the interim.   Entergy’s operations will continue to comply with any existing air permit limits and applicable regulations until those limits are modified or otherwise stayed.

Cross-State Air Pollution

As discussed in the Form 10-K, Entergy filed a petition for review with the United States Court of Appeals for the D.C. Circuit and a petition with the EPA for reconsideration of the Cross-State Air Pollution Rule (CSAPR) and stay of its effectiveness. Several other parties filed similar petitions. In December 2011 the Court of Appeals for the D.C. Circuit Court stayed CSAPR and instructed the EPA to continue administering the Clean Air Interstate Rule (CAIR), pending further judicial review. In August 2012 the court issued a decision vacating CSAPR and leaving CAIR in place pending the promulgation of a lawful replacement for both rules. In March 2013 the EPA and other parties filed petitions for certiorari with the U.S. Supreme Court, which were granted. In April 2014 the Supreme Court reversed the D.C. Circuit and remanded the case to the D.C. Circuit for further proceedings. In June 2014 the EPA filed a motion with the D.C. Circuit Court requesting that the court lift the stay and extend CSAPR’s deadlines by three years so that the Phase 1 emissions budgets apply in 2015 and 2016 and the Phase 2 emissions budgets apply in 2017 and beyond. In October 2014 the D.C. Circuit granted EPA's motion to lift the stay. Accordingly, CSAPR Phase 1 implementation became effective January 1, 2015. Entergy has developed a compliance plan that could, over time, include both installation of controls at certain facilities and an emission allowance procurement strategy. Litigation concerning several issues not determined by the Supreme Court continued in the D.C. Circuit until July 2015, when that court invalidated the allowance budgets created by the EPA for several states, including Texas, and remanded that portion of the rule to the EPA for further action. The court did not stay or vacate the rule in the interim; CSAPR remains in effect. The EPA’s response to this decision is unknown at this time. The EPA may revise only certain state allowance budgets or may revise the CSAPR program on a larger scale. Entergy will continue to comply with CSAPR until further advised by the EPA and its state environmental regulators.

Regional Haze

In June 2005 the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology (BART) on certain of Entergy’s fossil generation units.  The rule leaves certain CAVR determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.   In October 2011 the EPA released a proposed rule addressing the Arkansas Regional Haze SIP.  In the proposal the EPA disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.  The final rule was published, mostly unchanged, in March 2012 and became final in April 2012.  This triggered a two-year timeframe in which the EPA was required to either approve a revised SIP issued by Arkansas or issue a Federal Implementation Plan (FIP).  This two-year time frame expired in April 2014. Pursuant to a consent decree between the Sierra Club and the EPA, the agency is to issue a final FIP for Arkansas Regional Haze by no later than December 15, 2015, but the EPA has stated that it does not anticipate it can meet the current deadline. In April 2015 the EPA published a proposed FIP for Arkansas, taking comment on requiring installation of scrubbers and low NOx burners on both units at the White Bluff plant and both units at the Independence plant and NOx controls at the Lake Catherine plant. Entergy is reviewing the proposed FIP and expects to comment by the deadline. These decisions could impact the timing and level of control installation at Entergy's coal units in Arkansas.

Entergy is working with the LDEQ and the EPA to revise the Louisiana SIP for regional haze, which was disapproved in part in 2012. At this time, it is premature to predict what controls, if any, might be required for compliance.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, President Obama directed the EPA to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In September 2013 the EPA issued the proposed New Source Performance Standards rule for new sources. The rule was published in the Federal Register in January 2014. In June 2014 the EPA issued proposed standards for existing power plants.  Entergy has been actively engaged in the rulemaking process, having submitted comments to the EPA in December 2014. The EPA issued the final rule in August 2015. According to the EPA, the rule will require states to develop compliance plans with the EPA’s emission standards. The initial plans are due in September 2016, and final plans are due in September 2018. Litigation has commenced regarding the rule and is expected to continue. Entergy continues to review the rule. Costs of implementation cannot be determined at this time and will depend largely on the forthcoming state 111(d) implementation plans.

Clean Water Act

Federal Jurisdiction of Waters of the United States

In September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA’s release of a draft scientific report on the “connectivity” of waters that the agency says will inform the rulemaking - this report was finalized in January 2015. The Final Rule was published in the Federal Register in June 2015. The rule could significantly increase the number and types of waters included in the EPA’s and the U.S. Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. Entergy is actively engaged with the EPA and the U.S. Army Corps of Engineers to identify issues that require clarification in expected technical and policy guidance documents. The final rule has been challenged in federal court by several parties, including over twenty-five states.

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

The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse. Entergy recorded asset retirement obligations in the second quarter 2015 related to CCR management of $6.4 million, including $3.6 million at Entergy Arkansas, $0.9 million at Entergy Gulf States Louisiana, $1 million at Entergy Mississippi, and $0.6 million at Entergy Texas.

Other Environmental Matters

Entergy Gulf States Louisiana and Entergy Texas

As discussed in the Form 10-K, Entergy Gulf States Louisiana is currently involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana.  The EPA plans to release the final Five Year Review for Entergy review in 2015. The EPA believes that the current remediation technique is insufficient, and Entergy will need to utilize other remediation technologies on the site. In July 2015, Entergy submitted a Focused Feasibility Study to the EPA outlining the potential remedies and the suggested installation of a waterloo barrier. The estimated cost for this remedy is approximately $2 million. Entergy expects direction from the EPA on the remedy selection by the end of 2015.  Entergy is continuing discussions with the EPA regarding the ongoing actions at the site.

Entergy Arkansas

In April 2014 an EF4 tornado impacted two substation transformers in Entergy Arkansas’s Mayflower EHV substation. The tornado caused a release of approximately 25,000 gallons of non-PCB transformer oils, which subsequently flowed into a creek on Entergy Arkansas property. A report was made to the National Response Center, and several environmental agencies responded. Entergy initiated spill response activities within hours of the release with eventual oversight of the EPA and Arkansas Department of Environmental Quality personnel. At the direction of the agencies, Entergy Arkansas has installed several temporary monitoring and recovery wells throughout the site and has regularly pumped and sampled the wells to determine the site meets regulatory screening limits. Recovery and sampling operations will continue at the site until these limits are achieved; it is anticipated that this process could take up to two years to complete. Entergy Arkansas believes that its remaining liability at the site will not materially exceed the existing clean-up provision of $0.4 million.

Entergy

In May 2015 a transformer at the Indian Point facility failed, resulting in a fire and the release of non-PCB oil to the ground surface. The fire was extinguished by the facility’s fire deluge system. No injuries occurred due to the transformer failure or company response. An estimated 3,000 gallons of oil were released into the facility’s discharge canal and the environment surrounding the transformer and discharge canal, including the Hudson River, as a result of the failure, fire, and fire suppression. Once the fire was extinguished, Indian Point personnel and contractors began recovering free-product from the damaged transformer, the transformer containment moat, and the area surrounding the transformer. The United States Coast Guard designated Entergy as the responsible party under the Oil Pollution Act of 1990. As required, Entergy established a claims process including a voluntary hotline. Entergy received no reports to the voluntary hotline or claims under the established claims process. Additional on-site remedial work continues, and the State of New York and/or the EPA may assess a penalty due to the release of oil to waters of the state. Discussions with the state continue and Entergy has recorded a provision for the potential outcome of this matter.

Earnings Ratios (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					June 30,
	2010	2011	2012	2013	2014	2015
Entergy Arkansas	3.91	4.31	3.79	3.62	3.08	2.57
Entergy Gulf States Louisiana	3.58	4.36	3.48	3.63	3.84	3.71
Entergy Louisiana	3.41	1.86	2.08	3.13	3.23	3.34
Entergy Mississippi	3.35	3.55	2.79	3.19	3.23	3.19
Entergy New Orleans	4.43	5.37	3.02	1.93	3.96	4.73
Entergy Texas	2.10	2.34	1.76	1.94	2.39	2.40
System Energy	3.64	3.85	5.12	5.66	4.04	3.98

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					June 30,
	2010	2011	2012	2013	2014	2015
Entergy Arkansas	3.60	3.83	3.36	3.25	2.76	2.32
Entergy Gulf States Louisiana	3.54	4.30	3.43	3.57	3.78	3.65
Entergy Louisiana	3.19	1.70	1.93	2.92	3.03	3.14
Entergy Mississippi	3.16	3.27	2.59	2.97	3.00	2.96
Entergy New Orleans	4.08	4.74	2.67	1.74	3.56	4.25

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

4(a) -
Officer’s Certificate No. 8-B-6 dated May 18, 2015, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4.40 to Form 8-K dated May 21, 2015 in 1-34360).

4(b) -	Officer’s Certificate for Entergy Corporation relating to 4.0% Senior Notes due July 15, 2022 (4.02 to Form 8-K dated July 1, 2015 in 1-11299).

+10(a) -
Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries (As Amended and Restated Effective January 1, 2016) (Appendix B to 2015 Proxy Statement, dated March 20, 2015 in File No. 001-11299).

+10(b) -	2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (Appendix C to 2015 Proxy Statement, dated March 20, 2015 in File No. 001-11299).

*+10(c) -	The 2015 Entergy Corporation Non-Employee Director Stock Program established under the 2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries.

*+10(d) -	Entergy Corporation Service Recognition Program for Non-Employee Directors (As Amended and Restated Effective June 1, 2015)

*12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(b) -	Entergy Gulf States Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

*12(c) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

*12(d) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(e) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(f) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*12(g) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Gulf States Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(o) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(p) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*32(a) -	Section 1350 Certification for Entergy Corporation.

*32(b) -	Section 1350 Certification for Entergy Corporation.

*32(c) -	Section 1350 Certification for Entergy Arkansas.

*32(d) -	Section 1350 Certification for Entergy Arkansas.

*32(e) -	Section 1350 Certification for Entergy Gulf States Louisiana.

*32(f) -	Section 1350 Certification for Entergy Gulf States Louisiana.

*32(g) -	Section 1350 Certification for Entergy Louisiana.

*32(h) -	Section 1350 Certification for Entergy Louisiana.

*32(i) -	Section 1350 Certification for Entergy Mississippi.

*32(j) -	Section 1350 Certification for Entergy Mississippi.

*32(k) -	Section 1350 Certification for Entergy New Orleans.

*32(l) -	Section 1350 Certification for Entergy New Orleans.

*32(m) -	Section 1350 Certification for Entergy Texas.

*32(n) -	Section 1350 Certification for Entergy Texas.

*32(o) -	Section 1350 Certification for System Energy.

*32(p) -	Section 1350 Certification for System Energy.

*101 INS -	XBRL Instance Document.

*101 SCH -	XBRL Taxonomy Extension Schema Document.

*101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

*101 LAB -	XBRL Taxonomy Label Linkbase Document.

*101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

*101 DEF -	XBRL Definition Linkbase Document.
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

Date:    August 6, 2015