Form 10-Q
period 2015-09-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC
filed 2015-11-04
CIK 65984, 202584, 1427437, 71508, 66901, 1348952, 7323

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-35747	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 9425 Pinecroft The Woodlands, Texas 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 47-4469646	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at 10/30/2015
Entergy Corporation	($0.01 par value)	178,386,800

Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2014 and the Quarterly Reports for Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

(page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2015

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2015

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

•
the termination of Entergy Arkansas’s participation in the System Agreement, which occurred in December 2013, the termination of Entergy Mississippi’s participation in the System Agreement in November 2015, and the termination of Entergy Texas’s and Entergy Louisiana’s participation in the System Agreement after expiration of the proposed 60-month notice period or such other period as approved by the FERC pursuant to the settlement filed with the FERC in August 2015, which proposed settlement provides for the termination of the System Agreement, or as otherwise determined by the FERC;

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

•	Entergy’s ability to attract and retain talented management and directors;

•	changes in accounting standards and corporate governance;

•	declines in the market prices of marketable securities and resulting funding requirements for Entergy’s defined benefit pension and other postretirement benefit plans;

•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;

•	changes in decommissioning trust fund values or earnings or in the timing of or cost to decommission nuclear plant sites;

•	the implementation of the shutdown of Vermont Yankee, Pilgrim, and FitzPatrick and the related decommissioning of those plants;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

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
Entergy Gulf States Louisiana
Entergy Gulf States Louisiana, LLC, a company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes.  The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires. Effective October 1, 2015, the business of Entergy Gulf States Louisiana was combined with Entergy Louisiana.

Entergy Louisiana
Entergy Louisiana, LLC, a Texas limited liability company.  For periods commencing on the October 1, 2015 completion of the combination of the businesses of Entergy Gulf States Louisiana and the company known as Entergy Louisiana, LLC prior thereto (Old Entergy Louisiana), Entergy Louisiana refers to Entergy Louisiana, LLC, the company resulting from such business combination and the successor for financial reporting purposes to Old Entergy Louisiana. For periods prior to the completion of the business combination, Entergy Louisiana refers to Old Entergy Louisiana.

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

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2014 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
FTR	Financial transmission right
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy

v

DEFINITIONS (continued)

Abbreviation or Acronym	Term
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Gulf States Louisiana through September 30, 2015, and thereafter by Entergy Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
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

Utility	Entergy’s business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution

DEFINITIONS (concluded)

Abbreviation or Acronym	Term
Utility operating companies
Entergy Arkansas, Entergy Gulf States Louisiana (prior to the completion of the business combination with Entergy Louisiana), Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas

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

Results of Operations

Third Quarter 2015 Compared to Third Quarter 2014

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2015 to the third quarter 2014 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
3rd Quarter 2014 Consolidated Net Income (Loss)	$315,263	($32,678)	($47,669)	$234,916

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	104,500	(74,775)	(180)	29,545
Other operation and maintenance	46,707	(37,314)	1,053	10,446
Asset write-offs, impairments, and related charges	(60,857)	1,539,226	—	1,478,369
Taxes other than income taxes	8,081	(9,689)	7	(1,601)
Depreciation and amortization	14,347	(11,208)	(377)	2,762
Other income	(15,752)	(1,049)	339	(16,462)
Interest expense	2,532	3,444	2,266	8,242
Other expenses	2,179	(4,735)	—	(2,556)
Income taxes	26,757	(556,816)	629	(529,430)

3rd Quarter 2015 Consolidated Net Income (Loss)	$364,265	($1,031,410)	($51,088)	($718,233)

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Third quarter 2015 results of operations includes $1,642 million ($1,062 million after-tax) of impairment and related charges to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values. See Note 11 to the financial statements herein for further discussion of the charges.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Third quarter 2014 results of operations includes $103 million ($67 million after-tax) of charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014 along with reassessment of the assumptions regarding the timing of decommissioning cash flows. See Note 1 to the financial statements in the Form 10-K for further discussion of the charges. Third quarter 2014 results of operations also includes the $60.9 million ($40.5 million after-tax) write-off in September 2014 of Entergy Mississippi’s regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements in the Form 10-K for further discussion of the new nuclear generation development costs and the joint stipulation.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2015 to the third quarter 2014:

Amount
(In Millions)
2014 net revenue	$1,646
Volume/weather	76
Retail electric price	47
MISO deferral	(14)
Other	(5)
2015 net revenue	$1,750

The volume/weather variance is primarily due to an increase of 1,981 GWh, or 6%, in billed electricity usage primarily due to the effect of more favorable weather on residential and commercial sales and an increase in industrial usage.  The increase in industrial usage is primarily due to expansion projects, primarily in the chemicals industry, the addition of new customers, and increased demand for existing large refinery customers.

The retail electric price variance is primarily due to:

•	formula rate plan increases at Entergy Louisiana and Entergy Gulf States Louisiana, as approved by the LPSC, effective December 2014 and January 2015;

•
an increase in energy efficiency rider revenue primarily due to an increase in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2015, and new energy efficiency riders at Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi that began in the fourth quarter 2014. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income; and

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the third quarter 2015 to the third quarter 2014:

Amount
(In Millions)
2014 net revenue	$484
Vermont Yankee shutdown in December 2014	(45)
Nuclear realized price changes	(40)
Nuclear volume, excluding Vermont Yankee	8
Other	2
2015 net revenue	$409

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $75 million in the third quarter 2015 compared to the third quarter 2014 primarily due to a decrease in net revenue as a result of Vermont Yankee ceasing power production in December 2014 and lower capacity prices and realized wholesale energy prices. The decrease was partially offset by higher volume in the Entergy Wholesale Commodities nuclear fleet resulting from fewer refueling outage days in the third quarter 2015 compared to the third quarter 2014, partially offset by more unplanned outage days in the third quarter 2015 compared to the third quarter 2014.

Following are key performance measures for Entergy Wholesale Commodities for the third quarter 2015 and 2014:

	2015	2014
Owned capacity (MW) (a)	5,463	6,068
GWh billed	10,748	11,328
Average revenue per MWh	$48.54	$53.11

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	92%	90%
GWh billed	9,125	9,950
Average revenue per MWh	$50.41	$53.24
Refueling Outage Days:
FitzPatrick	—	37
Palisades	13	—

(a)	The reduction in owned capacity is due to the retirement of the 605 MW Vermont Yankee plant in December 2014.

Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants and the Shutdown Decisions for Some of those Plants

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” in the Form 10-K for a discussion of the effects of sustained low natural gas prices and power market structure challenges on market prices for electricity in the New York and New England power regions over the past few years. As shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments,” Entergy Wholesale Commodities has sold forward 86% of its planned nuclear energy output for the fourth quarter of 2015 for an expected average contracted energy price of $43 per MWh based on market prices at September 30, 2015. In addition, Entergy Wholesale Commodities has sold

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

forward 81% of its planned nuclear energy output for 2016 for an expected average contracted energy price of $47 per MWh based on market prices at September 30, 2015.

The market price trend presents a challenging economic situation for the Entergy Wholesale Commodities plants. The challenge is greater for some of these plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. In addition, currently the market design under which the plants operate does not adequately compensate merchant nuclear plants for their environmental and fuel diversity benefits in the region.

In October 2015, Entergy determined that it will close the Pilgrim and FitzPatrick plants. The decisions to shut down the plants were primarily due to the poor market conditions that have led to reduced revenues, the poor market design, and increased operational costs. The Pilgrim plant will cease operations no later than June 1, 2019. FitzPatrick is expected to shut down at the end of its current fuel cycle in late 2016 or early 2017.

Entergy previously shut down Vermont Yankee in 2014, and after the closures of Pilgrim and FitzPatrick would have two remaining nuclear power generating facilities in operation in the Entergy Wholesale Commodities business, Indian Point and Palisades. Unlike the three facilities that Entergy has decided to shut down, Indian Point is a multi-unit site with both Indian Point 2 and 3 in operation that sells power at NYISO Zone G, which is a key supply region for New York City. In addition, Indian Point 2 (1,028MW) and 3 (1,041 MW) are significantly larger plants than Vermont Yankee (605 MW), Pilgrim (688 MW), or FitzPatrick (838 MW). The Indian Point plants, however, are currently involved in extensive licensing proceedings, which are described in “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” in the Form 10-K and herein. Palisades (811 MW) is similar in size to FitzPatrick, is also a single-unit site, and the MISO market in which it operates has also experienced market price declines over the past few years. Most of the Palisades output, however, is sold under a 15-year power purchase agreement, entered at the plant’s acquisition in 2007, that expires in 2022. The power purchase agreement prices currently exceed market prices and escalate each year, up to $61.50/MWh in 2022.

During the third quarter 2015, Entergy recorded impairment and other related charges to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values. See Note 11 to the financial statements for further discussion of the impairments of the value of FitzPatrick and Pilgrim. Impairment of long-lived assets and nuclear decommissioning costs, and the factors that influence these items, are both discussed in the Form 10-K in “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates.” If economic conditions or regulatory activity no longer support the continued operation of Indian Point or Palisades for their expected lives or support the recovery of the costs of the plants it could adversely affect Entergy’s results of operations through loss of revenue, impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $586 million for the third quarter 2014 to $633 million for the third quarter 2015 primarily due to:

•
an increase of $21 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs and higher labor costs. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in third quarter 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “ANO Damage, Outage, and NRC Reviews” below and in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews;

•	an increase of $15 million in distribution expenses primarily due to vegetation maintenance;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase of $6 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefit costs as a result of lower discount rates and changes in retirement and mortality assumptions, partially offset by a decrease in the accrual for incentive-based compensation. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
an increase of $5 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. The net income effect is partially offset due to the method of recovery of these costs in certain jurisdictions.  See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;

•
the write-off in third quarter 2015 of $4 million of previously deferred rate case expenses and acquisition costs related to the proposed Union Power Station acquisition upon Entergy Texas’s withdrawal of its 2015 rate case and dismissal of its Certificate of Convenience and Necessity filing. See Note 2 to the financial statements herein for a discussion of these proceedings;

•
an increase of $4 million primarily resulting from losses of $1 million on the sale of surplus diesel inventory in third quarter 2015 compared to gains of $3 million on the sale of surplus oil and diesel inventory in third quarter 2014;

•	an increase of $4 million in energy efficiency costs. These costs are recovered through energy efficiency riders and have a minimal effect on net income; and

•	an increase of $3 million due to the amortization of costs related to the transition and implementation of joining the MISO RTO.

The increase was partially offset by:

•
a decrease of $13 million related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination, including the deferral recorded in the third quarter 2015, as approved by the LPSC, of $13 million of certain external costs incurred. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in Note 2 to the financial statements herein and in the Form 10-K for discussion of the business combination; and

•	a decrease of $8 million in storm damage accruals primarily at Entergy Mississippi. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

The asset write-offs, impairments, and related charges variance is due to the $60.9 million ($40.5 million after-tax) write-off in September 2014 of Entergy Mississippi’s regulatory assets associated with new nuclear generation development costs. See Note 2 to the financial statements in the Form 10-K for further discussion of the new nuclear generation development costs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Ninemile Unit 6 project which was placed in service in December 2014.

Other income decreased primarily due to carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac, as approved by the LPSC, and a decrease in earnings on decommissioning trust fund investments. See Note 2 to the financial statements in the Form 10-K and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $254 million for the third quarter 2014 to $217 million for the third quarter 2015 primarily due to the shutdown of Vermont Yankee, which ceased power production in December 2014.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The asset write-offs, impairments, and related charges variance is primarily due to $1,642 million ($1,062 million after-tax) in the third quarter 2015 of impairment and related charges to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values, partially offset by $103 million ($67 million after-tax) in the third quarter 2014 of impairment charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014. See Note 1 to the financial statements in the Form 10-K and Note 11 to the financial statements herein for further discussion of these charges.

Depreciation and amortization expenses decreased primarily due to decreases in depreciable asset balances as a result of the shutdown of Vermont Yankee, which ceased power production in December 2014. See Note 1 to the financial statements in the Form 10-K for further discussion of impairment of long-lived assets.

Income Taxes

The effective income tax rate was 33.9% for the third quarter 2015. The difference in the effective income tax rate for the third quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes.

The effective income tax rate was 40.8% for the third quarter 2014. The difference in the effective income tax rate for the third quarter 2014 versus the statutory rate of 35% was primarily due to state income taxes, the provision for uncertain tax positions, and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2014 Consolidated Net Income (Loss)	$732,838	$236,255	($133,843)	$835,250

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	247,620	(416,834)	(1,841)	(171,055)
Other operation and maintenance	160,340	(104,799)	2,237	57,778
Asset write-offs, impairments, and related charges	(60,857)	1,535,289	—	1,474,432
Taxes other than income taxes	20,510	(15,633)	219	5,096
Depreciation and amortization	42,250	(26,191)	(1,422)	14,637
Other income	1,473	34,747	(8,923)	27,297
Interest expense	15,265	6,858	(5,187)	16,936
Other expenses	10,514	(1,432)	—	9,082
Income taxes	(2,142)	(628,399)	5,655	(624,886)

2015 Consolidated Net Income (Loss)	$796,051	($911,525)	($146,109)	($261,583)

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Results of operations for the nine months ended September 30, 2015 includes $1,642 million ($1,062 million after-tax) of impairment and related charges to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values. See Note 11 to the financial statements herein for further discussion of the charges.

Results of operations for the nine months ended September 30, 2014 includes $107 million ($69 million after-tax) of charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014 along with reassessment of the assumptions regarding the timing of decommissioning cash flows. See Note 1 to the financial statements in the Form 10-K for further discussion of the charges. Results of operations for the nine months ended September 30, 2014 also includes the $60.9 million ($40.5 million after-tax) write-off in September 2014 of Entergy Mississippi’s regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements in the Form 10-K for further discussion of the new nuclear generation development costs and the joint stipulation.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

Amount
(In Millions)
2014 net revenue	$4,401
Retail electric price	162
Volume/weather	116
MISO deferral	(32)
Other	1
2015 net revenue	$4,648

The retail electric price variance is primarily due to:

•	formula rate plan increases at Entergy Gulf States Louisiana and Entergy Louisiana, as approved by the LPSC, effective December 2014 and January 2015;

•	an annual net rate increase at Entergy Mississippi of $16 million, effective February 2015, as a result of the MPSC order in the June 2014 rate case; and

•
an increase in energy efficiency rider revenue primarily due to an increase in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2015 and July 2014 and new energy efficiency riders at Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy Mississippi that began in the fourth quarter 2014. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of rate proceedings.

The volume/weather variance is primarily due to an increase of 1,699 GWh, or 2%, in billed electricity usage primarily due to the effect of more favorable weather on residential and commercial sales and an increase in industrial usage.  The increase in industrial usage is primarily due to expansion projects, primarily in the chemicals industry, and new customers.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The MISO deferral variance is primarily due to the deferral in 2014 of non-fuel MISO-related charges, as approved by the LPSC and the MPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

Amount
(In Millions)
2014 net revenue	$1,703
Vermont Yankee shutdown in December 2014	(254)
Nuclear realized price changes	(187)
Mark-to-market, excluding Vermont Yankee	(51)
Nuclear volume, excluding Vermont Yankee	50
Other	25
2015 net revenue	$1,286

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $417 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•	a decrease in net revenue as a result of Vermont Yankee ceasing power production in December 2014;

•	lower realized wholesale energy prices, primarily due to significantly higher Northeast market power prices in 2014, and lower capacity prices; and

•
mark-to-market activity, which was negative for the nine months ended September 30, 2015. In the fourth quarter 2014, Entergy Wholesale Commodities entered into electricity derivative instruments that were not designated as hedges, including additional financial power sales to lock in margins on some in-the-money purchased call options. When these positions settled, the turnaround of the positive year-end 2014 mark contributed to the negative mark-to-market variance for the nine months ended September 30, 2015. In the fourth quarter 2013, Entergy Wholesale Commodities also entered into similar transactions. The effect of increases in forward prices resulted in negative mark-to-market activity in fourth quarter 2013. The turnaround of the negative year-end 2013 mark resulted in a positive mark in the nine months ended September 30, 2014, which also contributed to the negative mark-to-market variance for the nine months ended September 30, 2015. See Note 16 to the financial statements in the Form 10-K and Note 8 to the financial statements herein for discussion of derivative instruments.

The decrease was partially offset by higher volume in the Entergy Wholesale Commodities nuclear fleet resulting from fewer refueling outage days in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, and larger exercise of resupply options in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015, partially offset by more unplanned outage days in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for the nine months ended September 30, 2015 and 2014:

	2015	2014
Owned capacity (MW) (a)	5,463	6,068
GWh billed	29,918	32,874
Average revenue per MWh	$53.60	$63.37

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	90%	89%
GWh billed	26,298	29,618
Average revenue per MWh	$53.96	$62.93
Refueling Outage Days:
FitzPatrick	—	37
Indian Point 2	—	24
Indian Point 3	23	—
Palisades	13	56
Pilgrim	34	—

(a)	The reduction in owned capacity is due to the retirement of the 605 MW Vermont Yankee plant in December 2014.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,640 million for the nine months ended September 30, 2014 to $1,800 million for the nine months ended September 30, 2015 primarily due to:

•
an increase of $61 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs, an overall higher scope of work done in 2015 as compared to the same period in 2014, and higher labor costs, including contract labor. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “ANO Damage, Outage, and NRC Reviews” below and in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews;

•	an increase of $33 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done in 2015 as compared to the same period in 2014;

•	an increase of $27 million in distribution expenses primarily due to vegetation maintenance;

•
an increase of $21 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. The net income effect is partially offset due to the method of recovery of these costs in certain jurisdictions.  See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs;

•
an increase of $19 million in energy efficiency costs, including the effects of true-ups to energy efficiency filings for fixed costs to be collected from customers.  These costs are recovered through energy efficiency riders and have a minimal effect on net income;

•
an increase of $11 million primarily resulting from losses of $3 million on disposition of plant components and $2 million on the sale of surplus diesel inventory in 2015 compared to gains of $7 million on the sale of surplus oil and diesel inventory in 2014; and

•	an increase of $10 million due to the amortization of costs related to the transition and implementation of joining the MISO RTO.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by:

•	a decrease of $16 million in storm damage accruals primarily at Entergy Mississippi. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery;

•
a decrease of $8 million related to Baxter Wilson (Unit 1) repairs, including an offset for expected insurance proceeds, and amortization in 2015 of the repair costs that were deferred in 2014, as approved by the MPSC. See “Baxter Wilson Plant Event” in Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for further discussion; and

•
a decrease of $8 million related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination, including the deferral recorded in the third quarter 2015, as approved by the LPSC, of $13 million of certain external costs incurred. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in Note 2 to the financial statements herein and in the Form 10-K for discussion of the business combination.

The asset write-offs, impairments, and related charges variance is due to the $60.9 million ($40.5 million after-tax) write-off in September 2014 of Entergy Mississippi’s regulatory assets associated with new nuclear generation development costs. See Note 2 to the financial statements in the Form 10-K for further discussion of new nuclear generation development costs.

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

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $747 million for the nine months ended September 30, 2014 to $642 million for the nine months ended September 30, 2015 primarily due to the shutdown of Vermont Yankee, which ceased power production in December 2014. The decrease was partially offset by lower deferral of costs for future amortization as a result of fewer refueling outage days.

The asset write-offs, impairments, and related charges variance is primarily due to $1,642 million ($1,062 million after-tax) in 2015 of impairment and related charges to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values, partially offset by $107 million ($69 million after-tax) in 2014 of impairment charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014. See Note 1 to the financial statements in the Form 10-K and Note 11 to the financial statements herein for further discussion of these charges.

Taxes other than income taxes decreased primarily due to the shutdown of Vermont Yankee, which ceased power production in December 2014.

Depreciation and amortization expenses decreased primarily due to decreases in depreciable asset balances as a result of the shutdown of Vermont Yankee, which ceased power production in December 2014. See Note 1 to the financial statements in the Form 10-K for further discussion of impairment of long-lived assets.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other income increased primarily due to higher realized gains on decommissioning trust fund investments in 2015 as compared to the same period in 2014, including portfolio reallocations for the Vermont Yankee nuclear decommissioning trust funds.

Income Taxes

The effective income tax rate was 31% for the nine months ended September 30, 2015. The difference in the effective income tax rate for the nine months ended September 30, 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS and book and tax differences related to the allowance for equity funds used during construction. See Note 10 to the financial statements herein for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

The effective income tax rate was 37.8% for the nine months ended September 30, 2014. The difference in the effective income tax rate for the nine months ended September 30, 2014 versus the statutory rate of 35% was primarily due to state income taxes, the provision for uncertain tax positions, and certain book and tax differences related to utility plant items, partially offset by a deferred state income tax reduction related to a New York tax law change and book and tax differences related to the allowance for equity funds used during construction.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” in the Form 10-K for a discussion of the NRC operating licenses for Indian Point 2 and Indian Point 3 and the NRC license renewal joint application in process for these plants.  Following are updates to the discussion regarding the NRC and related proceedings.

In March 2015 the NRC resolved the remaining appeals from the ASLB’s Track 1 decisions in favor of Entergy and the NRC staff. Those appeals addressed electrical transformers and environmental justice. All filings in response to the NRC’s request for additional information on Severe Accident Mitigation Alternatives (SAMA) issues raised by the pending two SAMA-related appeals have been completed. There is no deadline for the NRC to act on the SAMA-related appeals.

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

In March 2015 the New York State Department of Environmental Conservation (NYSDEC) staff withdrew from consideration at trial before the ALJs its proposal for annual fish protection outages of 92 days. The NYSDEC staff and Riverkeeper continue to advance other annual outage proposals. The NYSDEC staff also withdrew from further consideration a $24 million annual interim payment that had been proposed as a condition of the draft water pollution control permit. Hearings on the outage proposals and other pending issues were held in September 2015, and post-hearing briefing is expected to begin by the end of 2015.

In March 2015, New York State Department of State’s (NYSDOS) motion for reargument or, alternatively, for leave to appeal the December 2014 Coastal Zone Management Act grandfathering decision to the New York State Court of Appeals was denied by the Appellate Division. In April 2015, as permitted by New York rules, NYSDOS

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

filed a separate motion directly with the State Court of Appeals requesting leave to appeal that decision. The State Court of Appeals granted NYSDOS’s motion for leave to appeal in June 2015 and scheduled briefing on the appeal through January 2016.

In September 2015, Entergy and NYSDOS executed a further agreement extending their agreement intended to preserve the parties’ respective positions on the effectiveness of Entergy’s November 2014 notice withdrawing the Indian Point consistency certification. Under the latest extension agreement, if NYSDOS is correct that withdrawal was not effective, the parties will be deemed to have agreed to a stay until October 30, 2015, thus making the deemed deadline for decision on the 2012 consistency certification November 6, 2015.

ANO Damage, Outage, and NRC Reviews

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

As discussed in the Form 10-K, in January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.” In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 will require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental costs of approximately $50 million in 2015, of which $38 million had been incurred as of September 30, 2015, and approximately $35 million in 2016 to prepare for the NRC inspection expected to occur in early 2016.

Rhode Island State Energy Center Sales Agreement

In October 2015, Entergy entered into an agreement to sell its 583 MW Rhode Island State Energy Center located in Johnston, Rhode Island to Carlyle Power Partners for approximately $490 million, subject to closing adjustments. Rhode Island State Energy Center’s book value as of September 30, 2015 was approximately $330 million. The transaction is contingent upon, among other things, obtaining necessary regulatory approval from the FERC and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The sale is expected to close in 2015.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy as of September 30, 2015 is primarily due to a decrease in retained earnings.

	September 30, 2015	December 31, 2014
Debt to capital	60.2%	57.6%
Effect of excluding the securitization bonds	(1.5%)	(1.4%)
Debt to capital, excluding securitization bonds (a)	58.7%	56.2%
Effect of subtracting cash	(2.0%)	(2.8%)
Net debt to net capital, excluding securitization bonds (a)	56.7%	53.4%

(a)
Calculation excludes the Arkansas, Louisiana, New Orleans, and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2020.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2015 was 1.94% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2015:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$525	$9	$2,966

A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above.  Entergy is currently in compliance with the covenant and expects to remain in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility’s maturity date may occur.  See Note 4 to the financial statements herein for additional discussion of the Entergy Corporation credit facility and discussion of the Registrant Subsidiaries’ credit facilities.

In January 2015, Entergy Nuclear Vermont Yankee entered into a credit facility with a borrowing capacity of $60 million and an uncommitted credit facility with a borrowing capacity of $85 million. Both facilities are guaranteed

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

by Entergy Corporation and will expire in January 2018. As of September 30, 2015, no amounts were outstanding under these facilities. See Note 4 to the financial statements herein for additional discussion of these facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion. As of September 30, 2015, Entergy Corporation had $664 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2015 was 0.9%.

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

Capital Investment Plan Preliminary Estimate for 2016-2018

Entergy is developing its capital investment plan for 2016 through 2018 and currently anticipates that the Utility will make approximately $8.4 billion in capital investments during that period and that Entergy Wholesale Commodities will make approximately $0.6 billion in capital investments, not including nuclear fuel, during that period. The preliminary Utility estimate includes amounts associated with specific investments for resource planning, generation projects, transmission upgrades, system improvements, and other investments. The preliminary Entergy Wholesale Commodities estimate includes amounts associated with specific investments, such as dry cask storage, nuclear license renewal, component replacement and identified repairs. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

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

In December 2014, Entergy Texas filed its application for Certificate of Convenience and Necessity (CCN) with the PUCT seeking one of the two necessary PUCT approvals of the acquisition.  In April 2015 intervenors, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers, and the East Texas Electric Cooperative each filed testimony opposing the transaction. In May 2015, PUCT staff filed testimony opposing the transaction. The PUCT held a hearing in June 2015 on Entergy Texas’s CCN application, resulting in a PUCT request for additional testimony, which Entergy Texas and intervenors filed in June and July 2015. In a separate proceeding initiated in June 2015, Entergy Texas filed a rate application to seek cost recovery of its power block acquisition costs and other costs.  In July 2015 the PUCT requested briefing on legal and policy issues related to post-test year adjustments and other rate-recovery issues in Entergy Texas’s base rate case. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the CCN filing and withdraw the rate case. In July 2015, Entergy Texas withdrew the rate case and, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application. On July 20, 2015, the State Office of Administrative Hearings issued an order dismissing the rate case without prejudice. On July 30, 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans, subject to City Council approval and the satisfaction of other conditions to close the transaction. The acquisition by Entergy New Orleans would replace the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

proceed with the acquisition of the power block and seeking approval of the recovery of the associated costs. The City Council advisors filed testimony in October 2015 supporting the transaction. There have been no interventions in the docket. In October 2015 the remaining procedural schedule was suspended while the parties work towards resolution of the issues. A City Council decision is expected in November 2015.

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery.  In May 2015 the LPSC staff and intervenors filed testimony. The LPSC staff testimony supports the transaction. In June 2015, Entergy Gulf States Louisiana filed rebuttal testimony. Supplemental testimony was submitted in July 2015 explaining the reallocation of one of the power blocks to Entergy New Orleans and clarifying that Entergy Gulf States Louisiana would own 100% of the capacity and associated energy of two power blocks. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In September 2015, Entergy Gulf States Louisiana and the LPSC staff filed the joint stipulation and supporting testimony, and a hearing on the settlement was held in October 2015. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent.

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery.  In July and August 2015 the APSC staff and the Arkansas Attorney General filed testimony stating that the acquisition is in the public interest. Only one party intervened opposing the acquisition. A hearing was held in September 2015, and a decision is expected in November 2015.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Filings were made with the FERC in September 2015 replacing Entergy Texas with Entergy New Orleans as an applicant in the filings and providing supplemental information. Decisions on the FERC filings are expected by December 2015.

Closing of the purchase is targeted to occur in late-2015.

St. Charles Power Station

In August 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. Discovery has begun in the proceeding, and a procedural schedule has been adopted providing for an evidentiary hearing to be held in April 2016. Subject to regulatory approval, construction is expected to begin in Summer 2016. Commercial operation is estimated to occur by Summer 2019.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings, financial strength, and future investment opportunities.  At its October 2015 meeting, the Board declared a dividend of $0.85 per share.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Sources of Capital

In July 2015, Entergy Corporation issued $650 million of 4.0% Series senior notes due July 2022. Entergy Corporation used the proceeds to pay, at maturity, its $550 million of 3.625% Series senior notes due September 2015, to repay a portion of its commercial paper outstanding, and to repay borrowings under the Entergy Corporation credit facility.

Hurricane Isaac

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Sources of Capital - Hurricane Isaac” in the Form 10-K for a discussion of damages caused by Hurricane Isaac in August 2012. In May 2015, the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs,  the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million for estimated up-front financing costs associated with the securitization. See Note 4 to the financial statements herein for a discussion of the July 2015 issuance of the securitization bonds.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
	(In Millions)
Cash and cash equivalents at beginning of period	$1,422	$739

Cash flow provided by (used in):
Operating activities	2,350	2,892
Investing activities	(2,186)	(2,168)
Financing activities	(545)	(394)
Net increase (decrease) in cash and cash equivalents	(381)	330

Cash and cash equivalents at end of period	$1,041	$1,069

Operating Activities

Net cash flow provided by operating activities decreased $542 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•	lower Entergy Wholesale Commodities net revenues in 2015 as compared to the same period in 2014, as discussed previously;

•
proceeds of $310 million received from the Louisiana Utilities Restoration Corporation in August 2014 as a result of the Louisiana Act 55 storm cost financing. See Note 2 to the financial statements in the Form 10-K and “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Sources of Capital - Hurricane Isaac” in the Form 10-K for a discussion of the Act 55 storm cost financing;

•
an increase of $56 million in pension contributions in 2015. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase in spending of $50 million in 2015 related to Vermont Yankee, including the severance and retention payments accrued in 2014 and defueling activities that took place after the plant ceased power production in December 2014;

•
an increase in income tax payments of $48 million primarily due to payments made in 2015 for the final settlement of amounts outstanding associated with the 2006-2007 IRS audit. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit; and

•
an increase of $47 million in interest paid in 2015 as compared to the same period in 2014 primarily due to an increase in interest paid on the Grand Gulf sale-leaseback obligation. See Note 10 to the financial statements in the Form 10-K for details of the Grand Gulf sale-leaseback obligation.

The decrease was partially offset by:

•	higher Utility net revenues in 2015 as compared to the same period in 2014, as discussed above;

•	increased recovery of fuel costs in 2015 as compared to the same period in 2014;

•	a decrease of $42 million in storm restoration spending in 2015 as compared to the same period in 2014; and

•	a decrease of $33 million in spending on nuclear refueling outages in 2015 as compared to the same period in 2014.

Investing Activities

Net cash flow used in investing activities increased $18 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•
an increase in construction expenditures primarily due to an overall higher scope of work on various projects in 2015 as compared to the same period in 2014 and compliance with NRC post-Fukushima requirements, partially offset by a decrease in storm restoration spending and a decrease in spending on the Ninemile Unit 6 self-build project;

•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statements of Cash Flows, as Entergy returned net deposits of $15 million in 2015 and received net deposits of $37 million in 2014.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the “Market and Credit Risk Sensitive Instruments” section below;

•
a decrease of $21 million in insurance proceeds primarily due to $13 million received in 2015 related to the Baxter Wilson plant event and $29 million received in 2014 for property damages related to the generator stator incident at ANO. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for a discussion of the Baxter Wilson plant event and the ANO stator incident; and

•	proceeds from the sale of aircraft in first quarter 2014.

The increase was partially offset by:

•
the deposit of a total of $64 million into Entergy New Orleans’s storm escrow accounts in 2015 compared to the deposit of a total of $268 million into Entergy Louisiana’s and Entergy Gulf States Louisiana’s storm escrow accounts in 2014;

•	disbursements from the Vermont Yankee decommissioning trust funds; and

•
a decrease in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow used in financing activities increased $151 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•
long-term debt activity using approximately $89 million of cash in 2015 compared to providing $132 million of cash in 2014.  Included in the long-term debt activity is $170 million in 2015 and $10 million in 2014 for the repayment of borrowings on the Entergy Corporation long-term credit facility;

•	a net decrease of $108 million in 2015 in short-term borrowings by the nuclear fuel company variable interest entities;

•
the repurchase or redemption of $94 million of preferred membership interests in September 2015. Entergy Louisiana redeemed its $100 million 6.95% Series preferred membership interests, of which $16 million was owned by Entergy Louisiana Holdings, an Entergy subsidiary, and Entergy Gulf States Louisiana repurchased its $10 million Series A 8.25% preferred membership interests as part of a multi-step process to effectuate the Entergy Louisiana and Entergy Gulf States Louisiana business combination.  See Note 2 to the financial statements herein for a discussion of the business combination;

•	an increase of $82 million for the repurchase of common stock; and

•	a decrease of $64 million in treasury stock issuances in 2015 primarily due to a larger amount of previously repurchased Entergy Corporation stock issued in 2014 to satisfy stock option exercises.

The increase was partially offset by net issuances of $180 million of commercial paper in 2015 compared to net repayments of $269 million of commercial paper in 2014.

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

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation - Federal Regulation” in the Form 10-K for a discussion of federal regulatory proceedings. The following are updates to that discussion.

Entergy’s Integration Into the MISO Regional Transmission Organization

As discussed in the Form 10-K, in February 2013, Entergy Services, on behalf of the Utility operating companies, made a filing with the FERC requesting to adopt the standard Attachment O formula rate template used by transmission owners to establish transmission rates within MISO. The filing proposed four transmission pricing zones for the Utility operating companies, one for Entergy Arkansas, one for Entergy Mississippi, one for Entergy Texas, and one for Entergy Louisiana, Entergy Gulf States Louisiana, and Entergy New Orleans. In July 2015, as amended in August and October 2015, Entergy Services, on behalf of the Utility operating companies, filed a settlement at the FERC resolving all issues relating to the Utility operating companies’ Attachment O transmission rates in MISO except for challenges to MISO’s regional through and out rates. In October 2015 the presiding judge certified the

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

settlement as contested to the FERC due to comments opposing the settlement filed by the same parties that have raised issues related to MISO’s through and out rates. The settlement is pending before the FERC.

In May 2015 several parties filed a complaint against MISO related to certain charges for transmission service provided by MISO to them when their point-to-point service under the Entergy open access transmission tariff was transitioned to the MISO tariff in December 2013. The complainants request that the FERC order refunds for alleged overcharges since December 2013, or alternatively that the FERC institute a proceeding under Section 206 of the Federal Power Act to address the legality of transmission applicable rates and establish a different fifteen-month refund period from the period established in the FERC’s February 2014 order. In June 2015, another party filed a similar complaint against MISO. MISO filed answers to both complaints asking the FERC to dismiss the complaints, and Entergy filed protests in support of MISO’s answers. Also in June 2015, the FERC issued an order denying rehearing of certain determinations in the February 2014 order regarding MISO’s regional through and out rates. In October 2015 the FERC issued an order denying the complaints filed in May and June 2015, finding that MISO did not violate its tariff and the justness and reasonableness of the rates referenced in the complaints are already being addressed in the proceeding initiated in February 2014, thus rendering the complaints duplicative.

System Agreement

Utility Operating Company Notices of Termination of System Agreement Participation

As discussed in the Form 10-K,     in December 2014 the FERC issued an order setting for settlement judge and hearing procedures the proposed amendment changing the notice period from 96 months to 60 months. The FERC’s order also conditionally accepted the notices of termination filed by Entergy Texas, Entergy Louisiana, and Entergy Gulf States Louisiana, to be effective as of the dates requested in those filings, subject to the outcome of the settlement judge procedures and hearing on the proposed amendment. In August 2015, Entergy Services filed a settlement in the FERC dockets addressing the notice period for exiting the System Agreement, including the pending notices of withdrawal filed by Entergy Louisiana, Entergy Gulf States Louisiana, and Entergy Texas.

Under the settlement, the System Agreement would be terminated as of the end of the day on August 31, 2016, as to all parties remaining as of that date. The purchase power agreements, referred to as the jurisdictional separation plan PPAs, between Entergy Texas and Entergy Gulf States Louisiana that were put in place for certain legacy gas units at the time of Entergy Gulf States’s separation into Entergy Texas and Entergy Gulf States Louisiana would be terminated, effective with System Agreement termination. Similarly, the PPA between Entergy Gulf States Louisiana and Entergy Texas for the Calcasieu unit also would terminate. Currently, the jurisdictional separation plan PPAs are the means by which Entergy Texas receives payment for its receivable associated with Entergy Gulf States Louisiana’s Spindletop gas storage facility regulatory asset.

In the settlement, Entergy New Orleans would be established as a separate transmission pricing zone in MISO effective with System Agreement termination, and Entergy New Orleans would make payments to Entergy Louisiana in the amount of $2.2 million annually for a period of 15 years. Entergy New Orleans would obtain an option to participate in a portion of certain future Amite South CCGT resources that may be procured by Entergy Louisiana, subject to certain conditions and restrictions. If Entergy New Orleans acquires Power Block 1 of the Union Power Station and obtains full deliverability of the resource, this option would terminate. Entergy New Orleans would also pursue investment in certain new generating resources located in New Orleans.

The settlement is expressly conditioned on obtaining the necessary FERC and state and local regulatory approvals. In August 2015, Entergy New Orleans filed notice of the proposed System Agreement settlement agreement with the City Council. In September 2015 the Utility Committee of the City Council voted to recommend approval of the proposed settlement agreement, and the City Council is expected to vote on the proposed resolution in November 2015. The PUCT approved the proposed settlement in September 2015. The LPSC approved the proposed settlement in October 2015. Reports regarding the status of each state and local regulatory commission’s review and approval process were provided to the FERC in October 2015.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of September 30, 2015 (2015 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2015	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	47%	34%	20%	17%	22%
Unit-contingent with availability guarantees (c)	15%	17%	18%	4%	4%
Firm LD (d)	43%	38%	9%	—%	—%
Offsetting positions (e)	(19%)	(8%)	—%	—%	—%
Total	86%	81%	47%	21%	26%
Planned generation (TWh) (f) (g)	9	36	28	29	26
Average revenue per MWh on contracted volumes:
Minimum	$42	$45	$48	$56	$57
Expected based on market prices as of September 30, 2015	$43	$47	$49	$56	$57
Sensitivity: -/+ $10 per MWh market price change	$42-$45	$46-$49	$49-$52	$56	$57

Capacity
Percent of capacity sold forward (h):
Bundled capacity and energy contracts (i)	17%	17%	21%	22%	25%
Capacity contracts (j)	38%	16%	19%	20%	9%
Total	55%	33%	40%	42%	34%
Planned net MW in operation (g)	4,406	4,406	3,638	3,568	3,167
Average revenue under contract per kW per month (applies to capacity contracts only)	$5.3	$3.4	$5.6	$9.4	$11.1

Total Nuclear Energy and Capacity Revenues
Expected sold and market total revenue per MWh	$47	$48	$50	$49	$50
Sensitivity: -/+ $10 per MWh market price change	$46-$50	$46-$52	$45-$56	$41-$57	$43-$57

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Non-Nuclear Portfolio

	2015	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Cost-based contracts (k)	45%	60%	59%	60%	61%
Firm LD (d)	34%	11%	12%	12%	12%
Total	79%	71%	71%	72%	73%
Planned generation (TWh) (f) (l)	1	3	3	3	3

Capacity
Percent of capacity sold forward (h):
Cost-based contracts (k)	24%	53%	63%	63%	63%
Bundled capacity and energy contracts (i)	8%	17%	20%	20%	20%
Capacity contracts (j)	52%	—%	—%	—%	—%
Total	84%	70%	83%	83%	83%
Planned net MW in operation (l)	1,052	469	394	394	394

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

(g)
Assumes NRC license renewals for plants with NRC license renewal applications in process. Assumes shutdown of FitzPatrick at the end of January 2017, shutdown of Pilgrim June 1, 2019, and uninterrupted normal operation at remaining plants. NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015).  For a discussion regarding the shutdown of the FitzPatrick and Pilgrim plants, see Note 11 to the financial statements. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above and in the Form10-K.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

contracts are on owned non-utility resources located within Entergy’s Utility service area and were executed prior to receiving market-based rate authority under MISO.  The percentage sold assumes completion of the necessary transmission upgrades required for the approved transmission rights.

(l)
Non-nuclear planned generation and net MW in operation include purchases from affiliated and non-affiliated counterparties under long-term contracts and exclude energy and capacity from Entergy Wholesale Commodities’ wind investment. The decrease in planned net MW in operation beginning in 2016 is due to the sale of Rhode Island State Energy Center. The decrease in planned net MW in operation beginning in 2017 is due to the expiration of a non-affiliated 75 MW contract.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on September 30, 2015 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $19 million for the remainder of 2015. As of September 30, 2014, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $61 million for the remainder of 2014.  A negative $10 per MWh change in the annual average energy price in the markets based on September 30, 2015 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($16) million for the remainder of 2015. As of September 30, 2014, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($55) million for the remainder of 2014.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At September 30, 2015, based on power prices at that time, Entergy had liquidity exposure of $151 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $22 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of September 30, 2015, Entergy would have been required to provide approximately $61 million of additional cash or letters of credit under some of the agreements. As of September 30, 2015, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously received cash collateral from counterparties, would increase by $56 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.

As of September 30, 2015, credit exposure related to the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2019 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following are updates to that discussion.

See “ANO Damage, Outage, and NRC Reviews” above for discussion of the NRC’s decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix, and the resulting significant additional NRC inspection activities at the ANO site.

See Note 1 to the financial statements herein for discussion of the NRC’s decision in September 2015 to place Pilgrim in Column 4 of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures.

Entergy Corporation and Subsidiaries
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

In the third quarter 2015, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Pilgrim as a result of a revised decommissioning cost study. The revised estimate resulted in a $134 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to shut down the plant no later than June 2019. The asset retirement cost asset was included in the Pilgrim carrying value that was written down to fair value in the third quarter 2015. See Note 11 to the financial statements herein for discussion of the impairment of the value of the Pilgrim plant.

In the third quarter 2015, Entergy Wholesale Commodities recorded a revision to the contract asset recorded as a result of the agreement between Entergy subsidiaries and NYPA entered when Entergy subsidiaries purchased FitzPatrick from NYPA in 2000. NYPA retained the decommissioning trusts and the decommissioning liabilities. NYPA has the right to require the Entergy subsidiaries to assume the decommissioning liability provided that it assigns the decommissioning trust, up to a specified level, to Entergy. If the decommissioning liabilities are retained by NYPA, the Entergy subsidiaries will perform the decommissioning of the plant at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts. The contract asset represents an estimate of the present value of the difference between the stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies. As there is now a change in expectation regarding the timing of decommissioning cash flows, the result was a write down of the contract asset from $335 million to $131 million, for a charge of $204 million. See Note 9 to the financial statements in the Form 10-K for further discussion of the contract asset. See Note 11 to the financial statements herein for further discussion of the planned shutdown of the FitzPatrick plant.

Impairment of Long-lived Assets and Trust Fund Investments

See Note 11 to the financial statements herein for an update to the discussion of the impairment of long-lived assets and trust fund investments.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

In May 2015 the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The ASU removes the requirements to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 is effective for Entergy for the first quarter 2017. Entergy does not expect ASU 2015-03 to affect materially its results of operations, financial position, or cash flows.

In July 2015 the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Subsequent Measurement of Inventory.”  The ASU does not apply to inventory that is measured using last-in, first-out or the retail inventory method. It applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. The ASU changes the measurement principle for inventory within the scope of this ASU from the lower of cost or market to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for Entergy for the first quarter 2017.  Entergy does not expect ASU 2015-11 to affect materially its results of operations, financial position, or cash flows.

In August 2015 the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The ASU defers the effective date of ASU 2014-09 for all entities by one year. ASU 2014-09 is effective for Entergy for the first quarter 2018.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,825,143	$2,824,055	$7,289,280	$7,424,360
Natural gas	24,517	28,039	111,805	141,727
Competitive businesses	521,746	606,016	1,603,643	2,097,516
TOTAL	3,371,406	3,458,110	9,004,728	9,663,603

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	739,449	858,901	1,919,605	2,006,811
Purchased power	449,784	465,106	1,114,736	1,557,631
Nuclear refueling outage expenses	68,577	71,651	200,575	197,692
Other operation and maintenance	852,385	841,939	2,450,368	2,392,590
Asset write-offs, impairments, and related charges	1,642,204	163,835	1,642,204	167,772
Decommissioning	68,888	68,370	207,617	201,418
Taxes other than income taxes	158,134	159,735	472,035	466,939
Depreciation and amortization	334,841	332,079	1,007,181	992,544
Other regulatory charges (credits)	22,160	3,635	35,271	(7,010)
TOTAL	4,336,422	2,965,251	9,049,592	7,976,387

OPERATING INCOME (LOSS)	(965,016)	492,859	(44,864)	1,687,216

OTHER INCOME
Allowance for equity funds used during construction	14,129	16,737	37,841	46,654
Interest and investment income	39,054	49,547	146,893	109,040
Miscellaneous - net	(10,005)	(6,644)	(34,769)	(33,026)
TOTAL	43,178	59,640	149,965	122,668

INTEREST EXPENSE
Interest expense	171,349	164,482	503,546	491,359
Allowance for borrowed funds used during construction	(7,289)	(8,664)	(19,450)	(24,199)
TOTAL	164,060	155,818	484,096	467,160

INCOME (LOSS) BEFORE INCOME TAXES	(1,085,898)	396,681	(378,995)	1,342,724

Income taxes	(367,665)	161,765	(117,412)	507,474

CONSOLIDATED NET INCOME (LOSS)	(718,233)	234,916	(261,583)	835,250

Preferred dividend requirements of subsidiaries	4,794	4,879	14,552	14,656

NET INCOME (LOSS) ATTRIBUTABLE TO ENTERGY CORPORATION	($723,027)	$230,037	($276,135)	$820,594

Earnings (loss) per average common share:
Basic	($4.04)	$1.28	($1.54)	$4.58
Diluted	($4.04)	$1.27	($1.54)	$4.56
Dividends declared per common share	$0.83	$0.83	$2.49	$2.49

Basic average number of common shares outstanding	179,151,832	179,610,067	179,442,172	179,256,975
Diluted average number of common shares outstanding	179,151,832	180,527,116	179,442,172	179,867,018

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
	(In Thousands)

Net Income (Loss)	($718,233)	$234,916	($261,583)	$835,250

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of ($13,010), ($1,540), ($8,202), and $1,913)	(23,984)	(2,488)	(14,618)	4,522
Pension and other postretirement liabilities
(net of tax expense of $4,166, $1,345, $11,506, and $20,928)	7,437	2,956	23,323	(6,281)
Net unrealized investment gains (losses)
(net of tax expense (benefit) of ($51,295), ($3,501), ($77,921), and $31,827)	(53,966)	(10,490)	(83,843)	51,734
Foreign currency translation
(net of tax benefit of ($253), ($356), ($190), and ($144))	(469)	(662)	(353)	(267)
Other comprehensive income (loss)	(70,982)	(10,684)	(75,491)	49,708

Comprehensive Income (Loss)	(789,215)	224,232	(337,074)	884,958
Preferred dividend requirements of subsidiaries	4,794	4,879	14,552	14,656
Comprehensive Income (Loss) Attributable to Entergy Corporation	($794,009)	$219,353	($351,626)	$870,302

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income (loss)	($261,583)	$835,250
Adjustments to reconcile consolidated net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,612,690	1,585,547
Deferred income taxes, investment tax credits, and non-current taxes accrued	(267,984)	480,382
Asset write-offs, impairments, and related charges	1,642,204	106,915
Changes in working capital:
Receivables	(222,311)	(119,108)
Fuel inventory	(7,578)	29,863
Accounts payable	(90,309)	(40,167)
Taxes accrued	108,229	19,745
Interest accrued	(34,368)	(3,931)
Deferred fuel costs	165,384	(124,475)
Other working capital accounts	(133,142)	(4,095)
Changes in provisions for estimated losses	55,177	287,513
Changes in other regulatory assets	155,244	147,055
Changes in other regulatory liabilities	(95,327)	41,594
Changes in pensions and other postretirement liabilities	(307,638)	(291,454)
Other	30,957	(59,145)
Net cash flow provided by operating activities	2,349,645	2,891,489

INVESTING ACTIVITIES
Construction/capital expenditures	(1,701,758)	(1,506,611)
Allowance for equity funds used during construction	39,428	49,137
Nuclear fuel purchases	(340,262)	(353,472)
Proceeds from sale of assets	—	10,100
Insurance proceeds received for property damages	12,745	33,350
Changes in securitization account	(8,756)	(4,908)
NYPA value sharing payment	(70,790)	(72,000)
Payments to storm reserve escrow account	(68,956)	(274,170)
Decrease (increase) in other investments	(15,323)	37,090
Proceeds from nuclear decommissioning trust fund sales	1,487,759	1,446,817
Investment in nuclear decommissioning trust funds	(1,520,461)	(1,533,774)
Net cash flow used in investing activities	(2,186,374)	(2,168,441)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,205,884	1,667,616
Treasury stock	24,218	88,068
Retirement of long-term debt	(2,295,118)	(1,535,695)
Repurchase of common stock	(99,807)	(18,259)
Repurchase/redemption of preferred stock	(94,285)	—
Changes in credit borrowings and commercial paper - net	183,627	(155,437)
Other	(7,102)	20,982
Dividends paid:
Common stock	(447,268)	(446,308)
Preferred stock	(14,848)	(14,632)
Net cash flow used in financing activities	(544,699)	(393,665)

Net increase (decrease) in cash and cash equivalents	(381,428)	329,383

Cash and cash equivalents at beginning of period	1,422,026	739,126

Cash and cash equivalents at end of period	$1,040,598	$1,068,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$523,489	$476,100
Income taxes	$95,779	$47,860

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$79,637	$131,327
Temporary cash investments	960,961	1,290,699
Total cash and cash equivalents	1,040,598	1,422,026
Accounts receivable:
Customer	805,964	596,917
Allowance for doubtful accounts	(39,581)	(35,663)
Other	190,984	220,342
Accrued unbilled revenues	375,772	321,659
Total accounts receivable	1,333,139	1,103,255
Deferred fuel costs	54,431	155,140
Accumulated deferred income taxes	2,951	27,783
Fuel inventory - at average cost	213,012	205,434
Materials and supplies - at average cost	881,508	918,584
Deferred nuclear refueling outage costs	191,594	214,188
Prepayments and other	400,113	343,223
TOTAL	4,117,346	4,389,633

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	36,684	36,234
Decommissioning trust funds	5,191,092	5,370,932
Non-utility property - at cost (less accumulated depreciation)	217,756	213,791
Other	474,190	405,169
TOTAL	5,919,722	6,026,126

PROPERTY, PLANT, AND EQUIPMENT
Electric	44,744,086	44,881,419
Property under capital lease	944,774	945,784
Natural gas	389,175	377,565
Construction work in progress	1,424,863	1,425,981
Nuclear fuel	1,359,226	1,542,055
TOTAL PROPERTY, PLANT, AND EQUIPMENT	48,862,124	49,172,804
Less - accumulated depreciation and amortization	20,875,573	20,449,858
PROPERTY, PLANT, AND EQUIPMENT - NET	27,986,551	28,722,946

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	785,753	836,064
Other regulatory assets (includes securitization property of $738,009 as of September 30, 2015 and $724,839 as of December 31, 2014)	4,825,115	4,968,553
Deferred fuel costs	238,837	238,102
Goodwill	377,172	377,172
Accumulated deferred income taxes	52,596	48,351
Other	738,513	920,907
TOTAL	7,017,986	7,389,149

TOTAL ASSETS	$45,041,605	$46,527,854

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$278,714	$899,375
Notes payable and commercial paper	782,022	598,407
Accounts payable	1,042,173	1,166,431
Customer deposits	419,963	412,166
Taxes accrued	236,337	128,108
Accumulated deferred income taxes	93,558	38,039
Interest accrued	171,642	206,010
Deferred fuel costs	157,011	91,602
Obligations under capital leases	2,657	2,508
Pension and other postretirement liabilities	54,587	57,994
Other	215,162	248,251
TOTAL	3,453,826	3,848,891

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,693,338	9,133,161
Accumulated deferred investment tax credits	247,001	247,521
Obligations under capital leases	27,697	29,710
Other regulatory liabilities	1,258,329	1,383,609
Decommissioning and asset retirement cost liabilities	4,668,821	4,458,296
Accumulated provisions	473,330	418,128
Pension and other postretirement liabilities	3,334,064	3,638,295
Long-term debt (includes securitization bonds of $814,156 as of September 30, 2015 and $784,862 as of December 31, 2014)	13,052,547	12,500,109
Other	464,767	557,649
TOTAL	32,219,894	32,366,478

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	210,760	210,760

EQUITY
Common Shareholders' Equity:
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2015 and in 2014	2,548	2,548
Paid-in capital	5,378,947	5,375,353
Retained earnings	9,445,969	10,169,657
Accumulated other comprehensive loss	(117,798)	(42,307)
Less - treasury stock, at cost (76,365,988 shares in 2015 and 75,512,079 shares in 2014)	5,552,541	5,497,526
Total common shareholders' equity	9,157,125	10,007,725
Subsidiaries' preferred stock without sinking fund	—	94,000
TOTAL	9,157,125	10,101,725

TOTAL LIABILITIES AND EQUITY	$45,041,605	$46,527,854

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2013	$94,000	$2,548	($5,533,942)	$5,368,131	$9,825,053	($29,324)	$9,726,466

Consolidated net income (a)	14,656	—	—	—	820,594	—	835,250
Other comprehensive income	—	—	—	—	—	49,708	49,708
Common stock repurchases	—	—	(18,259)	—	—	—	(18,259)
Common stock issuances related to stock plans	—	—	111,198	(363)	—	—	110,835
Common stock dividends declared	—	—	—	—	(446,309)	—	(446,309)
Preferred dividend requirements of subsidiaries (a)	(14,656)	—	—	—	—	—	(14,656)

Balance at September 30, 2014	$94,000	$2,548	($5,441,003)	$5,367,768	$10,199,338	$20,384	$10,243,035

Balance at December 31, 2014	$94,000	$2,548	($5,497,526)	$5,375,353	$10,169,657	($42,307)	$10,101,725

Consolidated net income (loss) (a)	14,552	—	—	—	(276,135)	—	(261,583)
Other comprehensive loss	—	—	—	—	—	(75,491)	(75,491)
Common stock repurchases	—	—	(99,807)	—	—	—	(99,807)
Preferred stock repurchases / redemptions	(94,000)	—	—	—	(285)	—	(94,285)
Common stock issuances related to stock plans	—	—	44,792	3,594	—	—	48,386
Common stock dividends declared	—	—	—	—	(447,268)	—	(447,268)
Preferred dividend requirements of subsidiaries (a)	(14,552)	—	—	—	—	—	(14,552)

Balance at September 30, 2015	$—	$2,548	($5,552,541)	$5,378,947	$9,445,969	($117,798)	$9,157,125

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2015 and 2014 include $9.6 million and $9.7 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,188	$1,132	$56	5
Commercial	748	745	3	—
Industrial	692	740	(48)	(6)
Governmental	62	62	—	—
Total retail	2,690	2,679	11	—
Sales for resale	67	66	1	2
Other	68	79	(11)	(14)
Total	$2,825	$2,824	$1	—

Utility Billed Electric Energy Sales (GWh):
Residential	11,887	10,869	1,018	9
Commercial	8,744	8,281	463	6
Industrial	12,087	11,620	467	4
Governmental	692	659	33	5
Total retail	33,410	31,429	1,981	6
Sales for resale	2,586	2,075	511	25
Total	35,996	33,504	2,492	7

Entergy Wholesale Commodities:
Operating Revenues	$522	$606	($84)	(14)
Billed Electric Energy Sales (GWh)	10,748	11,328	(580)	(5)

	Nine Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$2,803	$2,801	$2	—
Commercial	1,928	1,949	(21)	(1)
Industrial	1,859	2,003	(144)	(7)
Governmental	169	172	(3)	(2)
Total retail	6,759	6,925	(166)	(2)
Sales for resale	213	238	(25)	(11)
Other	317	261	56	21
Total	$7,289	$7,424	($135)	(2)

Utility Billed Electric Energy Sales (GWh):
Residential	28,683	28,162	521	2
Commercial	22,370	21,844	526	2
Industrial	33,230	32,635	595	2
Governmental	1,886	1,829	57	3
Total retail	86,169	84,470	1,699	2
Sales for resale	7,535	6,357	1,178	19
Total	93,704	90,827	2,877	3

Entergy Wholesale Commodities:
Operating Revenues	$1,604	$2,096	($492)	(23)
Billed Electric Energy Sales (GWh)	29,918	32,874	(2,956)	(9)

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy and the Registrant Subsidiaries are involved in a number of legal, regulatory, and tax proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of business.  While management is unable to predict with certainty the outcome of such proceedings, management does not believe that the ultimate resolution of these matters will have a material adverse effect on Entergy’s results of operations, cash flows, or financial condition, except as otherwise discussed in the Form 10-K or in this report.  Entergy discusses regulatory proceedings in Note 2 to the financial statements in the Form 10-K and herein and discusses tax proceedings in Note 3 to the financial statements in the Form 10-K and Note 10 to the financial statements herein.

ANO Damage, Outage, and NRC Reviews

See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

As discussed in the Form 10-K, in January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.” In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 will require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental costs of approximately $50 million in 2015, of which $38 million had been incurred as of September 30, 2015, and approximately $35 million in 2016 to prepare for the NRC inspection expected to occur in early 2016.

Baxter Wilson Plant Event

See Note 8 to the financial statements in the Form 10-K for a discussion of the Baxter Wilson plant event. Entergy Mississippi received all $28.2 million of its previously-accrued insurance proceeds, with $12.9 million allocated to capital spending and $15.3 million allocated to operation and maintenance expenses.

Pilgrim NRC Oversight and Planned Shutdown

In September 2015 the NRC placed Pilgrim in its “multiple/repetitive degraded cornerstone column” (Column 4) of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures. The preliminary estimate of direct costs of Pilgrim’s response to a planned NRC enhanced inspection ranges from $45 million to $60 million in operation and maintenance expense, not including any potential capital investment or other costs to address issues that may arise in the inspection.

Entergy determined in October 2015 that it will close Pilgrim, no later than June 1, 2019, because of poor market conditions, reduced revenues, and increased operational costs. Pilgrim currently has approximately 677 MW of Capacity Supply Obligations in ISO New England through May 2019. If Pilgrim shuts down earlier than June 2019 it could have to buy back its Capacity Supply Obligations at prices higher than the capacity rates Pilgrim is currently

Entergy Corporation and Subsidiaries
Notes to Financial Statements

scheduled to receive. The precise timing of the shutdown depends on several factors, including further discussion with ISO New England. Management expects the timing of the shutdown will be decided in the first half of 2016.

See Note 11 to the financial statements herein for discussion of the impairment of the value of Pilgrim as of September 30, 2015.

Nuclear Fuel Enrichment Contracts

Entergy subsidiaries are parties to two contracts with American Centrifuge Enrichment, LLC (ACE) under which these subsidiaries purchase nuclear fuel enrichment services.  The term of each contract is from 2011 to 2022; however, each contract provided for cancellation of the parties’ purchase and sale obligations for 2016-2022 if, by August 1, 2014, ACE’s planned Advanced Centrifuge Plant was not in commercial operation and ACE did not identify to Entergy’s reasonable satisfaction how it would meet its contractual delivery obligations through output from ACE.  In August 2014, Entergy sent notice to ACE that the 2016-2022 obligations were canceled by the operation of this contractual provision.  United States Enrichment Corporation (USEC), ACE’s affiliate to which ACE assigned the contracts, filed a demand for arbitration with the American Arbitration Association, claiming damages of approximately $165 million.  In July 2015 the parties reached an agreement resolving the dispute that resulted in the dismissal of USEC’s claims. The resolution of the dispute does not have a material effect on Entergy’s results of operations, financial position, or cash flows.

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

Asbestos Litigation (Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos litigation at Entergy Gulf States Louisiana, Entergy Louisiana, Entergy New Orleans, and Entergy Texas.

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets and Regulatory Liabilities

See Note 2 to the financial statements in the Form 10-K for information regarding regulatory assets and regulatory liabilities in the Utility business presented on the balance sheets of Entergy and the Registrant Subsidiaries.  The following are updates to that discussion.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fuel and purchased power cost recovery

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

Entergy Mississippi

Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period. In August 2015, the MPSC approved the interim adjustments effective with September 2015 bills.

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

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not considered “mass actions” under the Class Action Fairness Act, so as to establish federal subject matter jurisdiction. One day later the Attorney General renewed his motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies responded to that motion reiterating the additional grounds asserted for federal question jurisdiction, and the District Court held oral argument on the renewed motion to remand in February 2014. In April 2015 the District Court entered an order denying the renewed motion to remand, holding that the District Court has federal question subject matter jurisdiction. The Attorney General appealed to the U.S. Fifth Circuit Court of Appeals the denial of the motion to remand. In July 2015 the Fifth Circuit issued an order denying the appeal, and the Attorney General subsequently filed a petition for rehearing of the request for interlocutory appeal, which was also denied. The case remains pending in federal district court, awaiting a ruling on the Entergy companies’ motion for judgment on the pleadings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In July 2015, Entergy Texas, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application to acquire one of the four 495 MW power blocks at the Union Power Station. On July 30, 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans, subject to City Council approval and the satisfaction of other conditions to close the transaction. The acquisition by Entergy New Orleans would replace the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the acquisition of the power block and seeking approval of the recovery of the associated costs. The City Council advisors filed testimony in October 2015 supporting the transaction. There have been no interventions in the docket. In October 2015 the remaining procedural schedule was suspended while the parties work towards resolution of the issues. A City Council decision is expected in November 2015.

Entergy Texas

In August 2014, Entergy Texas filed an application seeking PUCT approval to implement an interim fuel refund of approximately $24.6 million for over-collected fuel costs incurred during the months of November 2012 through April 2014.  This refund resulted from the net of Entergy Texas’s then current fuel balance, bandwidth remedy payments that Entergy Texas received in May 2014 related to the June - December 2005 period, and bandwidth remedy payments that Entergy Texas made related to calendar year 2013 production costs.   Also in August 2014, Entergy Texas filed an unopposed motion for interim rates to implement this refund for most customers over a two-month period commencing with September 2014.  The PUCT issued its order approving the interim relief in August 2014 and Entergy Texas completed the refunds in October 2014.  Parties intervened in this matter, and all parties agreed that the proceeding should be bifurcated such that the proposed interim refund would become final in a separate proceeding, which refund was approved by the PUCT in March 2015.   In July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. That recommendation is scheduled to be considered by the PUCT in December 2015.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the APSC

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notifies the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requests a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requests a 10.2% return on common equity. In May 2015 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas and establishing a procedural schedule to complete its investigation of Entergy Arkansas’s application. In September 2015, APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. Entergy Arkansas filed rebuttal testimony in October 2015. A public evidentiary hearing is scheduled to begin in January 2016.

Filings with the LPSC

Retail Rates - Electric

In July 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed an unopposed stipulation with the LPSC that estimated a first year revenue requirement associated with Ninemile 6 and provided a mechanism to update the revenue requirement as the in-service date approached, which was subsequently approved by the LPSC. In late December 2014, roughly contemporaneous with the unit's placement in service, a final updated estimated revenue requirement of $51.1 million for Entergy Louisiana was filed. The December 2014 estimate formed the basis of rates implemented effective with the first billing cycle of January 2015. In July 2015, Entergy Louisiana submitted to the LPSC a compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. In connection with a status conference held in July 2015, a procedural schedule was established that calls for testimony to be filed in November 2015 and January 2016 and a hearing to be held in March 2016.

In connection with the approval of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, the LPSC authorized the filing of a single, joint formula rate plan evaluation report for Entergy Gulf States Louisiana’s and Entergy Louisiana’s 2014 calendar year operations. The joint evaluation report was filed in September 2015 and reflects an earned return on common equity of 9.09%. As such, no adjustment to base formula rate plan revenue is required. The following adjustments are required under the formula rate plan, however: a decrease in the additional capacity mechanism for pre-combination Entergy Louisiana of $17.8 million; an increase in the additional capacity mechanism for pre-combination Entergy Gulf States Louisiana of $4.3 million; and a reduction of $5.5 million to the MISO cost recovery mechanism, to collect approximately $35.7 million on a combined-company basis. Under the order approving the business combination, following completion of the prescribed review period, rates shall be implemented with the first billing cycle of December 2015, subject to refund.

Retail Rates - Gas

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which results in a $706 thousand rate increase.  In April 2015 the LPSC issued findings recommending two adjustments to Entergy Gulf States Louisiana’s as-filed results, and an additional recommendation that does not affect current year results. The LPSC staff’s recommended adjustments increase the earned return on equity for the test year to 7.24%. Entergy Gulf States Louisiana accepted the LPSC staff’s recommendations and a revenue increase of $688 thousand was implemented with the first billing cycle of May 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the PUCT

In June 2015, Entergy Texas filed a rate case that included pro forma adjustments to reflect the proposed acquisition of Union Power Station Power Block 1, which is one of four units that comprise the Union Power Station near El Dorado, Arkansas. In July 2015 the PUCT requested briefing on legal and policy issues related to, among other things, the propriety of rate recovery for the Union Power transaction given the uncertainty of the actual closing date of the transaction and the commencement of the rate year, as well as Entergy Texas’s requirement for acceptable rate treatment as a condition to closing the transaction. Also in July 2015, in connection with the requested briefing, the PUCT staff and certain parties filed briefs concluding that Entergy Texas should not be permitted recovery for the Union Power Station purchase in the rate case. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the Certificate of Convenience and Necessity filing and withdraw the rate case. In July 2015, Entergy Texas filed its notice of withdrawal of its base rate case and the ALJs in the case dismissed the case from the dockets of the State Office of Administrative Hearings and the PUCT. In the third quarter 2015, Entergy Texas wrote off $4.7 million in rate case expenses and acquisition costs related to the proposed Union Power Station acquisition.

In September 2015, Entergy Texas filed to amend its distribution cost recovery factor rider. Entergy Texas requested an increase in recovery under the rider of $6.5 million, for a total collection of $10.1 million annually from retail customers. In October 2015 intervenors and PUCT staff filed testimony opposing, in part, Entergy Texas’s request. A hearing was held in November 2015, and a decision is expected from the PUCT by mid-February 2016.

In September 2015, Entergy Texas filed for a transmission cost recovery factor rider requesting a $13 million increase, incremental to base rates. Testimony will be filed in November 2015, with a hearing on the merits scheduled in December 2015.

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

As discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. In the application, Entergy Louisiana and Entergy Gulf States Louisiana identified potential benefits, including enhanced economic and customer diversity, enhanced geographic and supply diversity, and greater administrative efficiency. In the initial proceedings with the LPSC, Entergy Louisiana and Entergy Gulf States Louisiana estimated that the business combination could produce up to $128 million in measurable customer benefits during the first ten years following the transaction’s close including proposed guaranteed customer credits of $97 million in the first nine years.  In April 2015 the LPSC staff and intervenors filed testimony in the LPSC business combination proceeding. The testimony recommended an extensive set of conditions that would be required in order to recommend that the LPSC find that the business combination was in the public interest. The LPSC staff’s primary concern appeared to be potential shifting in fuel costs between Entergy Louisiana and Entergy Gulf States Louisiana customers. In May 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed rebuttal testimony. After the testimony was filed with the LPSC, the parties engaged in settlement discussions that ultimately led to the execution of an uncontested stipulated settlement (“stipulated settlement”), which was filed with the LPSC in July 2015. Through the stipulated settlement, the parties agreed to terms upon which to recommend that the LPSC find that the business combination was in the public interest. The stipulated settlement, which was either joined, or unopposed, by all parties to the LPSC proceeding, represents a compromise of stakeholder positions and was the result of an extensive period of analysis, discovery, and negotiation. The stipulated settlement provides $107 million in guaranteed customer benefits during the first nine years following the transaction’s close. Additionally, the combined company will honor the 2013 Entergy Louisiana and Entergy Gulf States Louisiana rate case settlements, including the commitments that (1) there will be no rate increase for legacy Entergy Gulf States Louisiana customers for the 2014 test year, and (2) through the 2016 test year formula rate plan, Entergy Louisiana (as a combined entity) will not raise rates by more than $30 million, net of the $10 million rate increase included in the Entergy Louisiana legacy formula rate plan. The stipulated settlement also describes the process for implementing a fuel-tracking mechanism that is designed to address potential effects arising from the shifting of fuel costs between

Entergy Corporation and Subsidiaries
Notes to Financial Statements

legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana customers as a result of the combination of those companies’ fuel adjustment clauses. Specifically, the fuel tracker would reallocate such cost shifts as between legacy customers of the companies on an after-the-fact basis, and the calculation of the fuel tracker will be submitted annually in a compliance filing. The stipulated settlement also provides that Entergy Gulf States Louisiana and Entergy Louisiana are permitted to defer certain external costs that were incurred to achieve the business combination’s customer benefits. The deferred amount, which shall not exceed $25 million, will be subject to a prudence review and amortized over a 10-year period. In third quarter 2015 a deferral of $14 million for these external costs was recorded. A hearing on the stipulated settlement in the LPSC proceeding was held in July 2015. In August 2015 the LPSC approved the business combination.

Entergy Louisiana and Entergy Gulf States Louisiana filed applications with the FERC requesting authorization for the business combination. The FERC has issued orders authorizing the business combination. In August 2015 the NRC approved the applications for the River Bend and Waterford 3 license transfers as part of the steps to complete the business combination.

On October 1, 2015, the businesses formerly conducted by Entergy Louisiana (Old Entergy Louisiana) and Entergy Gulf States Louisiana (Old Entergy Gulf States Louisiana) were combined into a single public utility. In order to effect the business combination, under the Texas Business Organizations Code (TXBOC), Old Entergy Louisiana allocated substantially all of its assets to a new subsidiary, Entergy Louisiana Power, LLC, a Texas limited liability company (New Entergy Louisiana), and New Entergy Louisiana assumed the liabilities of Old Entergy Louisiana, in a transaction regarded as a merger under the TXBOC. Under the TXBOC, Old Entergy Gulf States Louisiana allocated substantially all of its assets to a new subsidiary (New Entergy Gulf States Louisiana) and New Entergy Gulf States Louisiana assumed the liabilities of Old Entergy Gulf States Louisiana, in a transaction regarded as a merger under the TXBOC. New Entergy Gulf States Louisiana then merged into New Entergy Louisiana with New Entergy Louisiana surviving the merger. Thereupon, Old Entergy Louisiana changed its name from “Entergy Louisiana, LLC” to “EL Investment Company, LLC” and New Entergy Louisiana changed its name from “Entergy Louisiana Power, LLC” to “Entergy Louisiana, LLC”. With the completion of the business combination, New Entergy Louisiana holds substantially all of the assets, and has assumed the liabilities, of Old Entergy Louisiana and Old Entergy Gulf States Louisiana. The combination was accounted for as a transaction between entities under common control. The financial statements of Entergy Louisiana included herein do not reflect the completion of the business combination. See Note 10 to the financial statements herein for further discussion of the customer credits resulting from the business combination.

Algiers Asset Transfer (Entergy Louisiana and Entergy New Orleans)

As discussed in the Form 10-K, in October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently serve Entergy Louisiana’s customers in Algiers. In April 2015 the FERC issued an order approving the Algiers assets transfer. In May 2015 the parties filed a settlement agreement authorizing the Algiers assets transfer and the settlement agreement was approved by a City Council resolution in May 2015. On September 1, 2015, Entergy Louisiana transferred its Algiers assets to Entergy New Orleans for a purchase price of approximately $85 million, subject to closing adjustments. Entergy New Orleans paid Entergy Louisiana $58.7 million, including a final true-up in October 2015, from available cash and issued a note payable to Entergy Louisiana in the amount of $25.5 million. See Note 14 to the financial statements herein for a discussion of the accounting for the Algiers asset transfer and the basis of presentation for the Entergy New Orleans’s financial statements presented in this report.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceedings regarding the System Agreement, including the FERC’s October 2011 order that concluded the FERC did have the authority to order refunds, but decided that it would exercise its equitable discretion and not require refunds for the 20-months period

Entergy Corporation and Subsidiaries
Notes to Financial Statements

from September 13, 2001 - May 2, 2003. Because the ruling on refunds relied on findings in the interruptible load proceeding, the FERC concluded that the refund ruling will be held in abeyance pending the outcome of the rehearing requests in that proceeding. In March 2015, in light of the December 2014 decision by the D.C. Circuit in the interruptible load proceeding, Entergy filed with the FERC a motion to establish briefing schedule on refund issues and an initial brief addressing refund issues. The initial brief argued that the FERC, in response to the D.C. Circuit decision, should clarify its policy on refunds and find that refunds are not required in this proceeding. In October 2015 the FERC issued three orders related to the commencement of the remedy on June 1, 2005 and the inclusion of interest on the amount for the period June 1, 2005 through December 31, 2005. Specifically, the FERC rejected Entergy Services’s request for rehearing of its decision to include interest on the amount for the seven-month period. The FERC also rejected Entergy Services’s request for rehearing of the order rejecting the compliance filing with regard to the issue of interest. Finally, the FERC set for hearing and settlement procedures the 2014 compliance filing that included the bandwidth calculation for the seven months June 1, 2005 through December 31, 2005. In setting the compliance filing for hearing, the FERC rejected the APSC’s protest that Entergy Arkansas should not be subject to the filing because Entergy Arkansas would be making the payments during a period following its exit from the System Agreement.

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

2008 Rate Filing Based on Calendar Year 2007 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In April 2015, after issuance of the March 2015 unpublished opinion of the D.C. Circuit related to the 2007 rate proceeding, as discussed above, Entergy filed an unopposed motion for voluntary dismissal of the petition for review of the FERC’s interest determination. In May 2015 the U.S. Supreme Court denied the LPSC’s petition for a writ of certiorari of the U.S. Court of Appeals for the Fifth Circuit’s decision.

2009 Rate Filing Based on Calendar Year 2008 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015 the U.S. Supreme Court denied the LPSC’s petition for a writ of certiorari of the U.S. Court of Appeals for the Fifth Circuit’s decision. In October 2015 the FERC denied LPSC’s request for rehearing of the October 2013 order addressing the 2009 rate proceeding.

Comprehensive Bandwidth Recalculation for 2007, 2008, and 2009 Rate Filing Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of this proceeding. In May 2015 the FERC accepted the 2007 and 2008 comprehensive recalculation compliance filings. As a result, the 2007 and 2008 rate filing proceedings have concluded. In October 2015 the FERC accepted the 2009 comprehensive recalculation compliance filing. As a result, the 2009 rate filing proceeding has concluded.

2011 Rate Filing Based on Calendar Year 2010 Production Costs
2012 Rate Filing Based on Calendar Year 2011 Production Costs
2013 Rate Filing Based on Calendar Year 2012 Production Costs
2014 Rate Filing Based on Calendar Year 2013 Production Costs

See Note 2 to the financial statements in the Form 10-K for a discussion of these proceedings. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its

Entergy Corporation and Subsidiaries
Notes to Financial Statements

complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years. In July 2015 the parties filed direct and answering testimony. Among other issues with the pending bandwidth calculations, the LPSC challenged the administration of the accounting for joint account sales of energy in the intra-system bill. In August and September 2015 the parties filed additional rounds of testimony in the consolidated hearing for the 2011, 2012, 2013, and 2014 rate filings. In October 2015 the LPSC withdrew its testimony challenging the accounting for joint account sales of energy. The hearings are scheduled to commence in November 2015.

2015 Rate Filing Based on Calendar Year 2014 Production Costs

In May 2015, Entergy filed with the FERC the 2015 rates in accordance with the FERC’s orders in the System Agreement proceeding. The filing shows that no payments and receipts are required in 2015 to implement the FERC’s remedy based on calendar year 2014 production costs. Several parties intervened in the proceeding and the LPSC and City Council intervened and filed comments. In October 2015 the FERC accepted the 2015 rates for filing, suspended them for a nominal period, to become effective June 1, 2015, as requested, subject to refund, and set them for hearing and settlement judge procedures.

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

Texas Power Price Lawsuit

See Note 2 to the financial statements in the Form 10-K for a discussion of this lawsuit. In May 2015 the Court of Appeals granted plaintiffs’ motion for rehearing, withdrew its prior opinion, and set the case for resubmission in June 2015. In July 2015 the Court of Appeals issued a new opinion again finding that the plaintiffs’ claims fall within the exclusive jurisdiction of the FERC and, therefore, the trial court lacked subject matter jurisdiction over the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

case. The Court of Appeals ordered that the state district court dismiss all claims against the Entergy defendants. In September 2015 plaintiffs filed a petition for review at the Supreme Court of Texas. The Entergy defendants have filed a waiver of their right to respond to the petition, subject to request, and await action by the Supreme Court of Texas.

NOTE 3.  EQUITY  (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings (loss) per Share

The following table presents Entergy’s basic and diluted earnings (loss) per share calculations included on the consolidated statements of operations:

	For the Three Months Ended September 30,
	2015			2014
	(In Millions, Except Per Share Data)
Basic earnings (loss) per share	Loss	Shares	$/share	Income	Shares	$/share
Net income (loss) attributable to Entergy Corporation	($723.0)	179.2	($4.04)	$230.0	179.6	$1.28
Average dilutive effect of:
Stock options		—	—		0.3	—
Other equity plans		—	—		0.6	(0.01)
Diluted earnings (loss) per share	($723.0)	179.2	($4.04)	$230.0	180.5	$1.27

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 7.4 million for the three months ended September 30, 2015 and approximately 5.2 million for the three months ended September 30, 2014.

	For the Nine Months Ended September 30,
	2015			2014
	(In Millions, Except Per Share Data)
Basic earnings (loss) per share	Loss	Shares	$/share	Income	Shares	$/share
Net income (loss) attributable to Entergy Corporation	($276.1)	179.4	($1.54)	$820.6	179.3	$4.58
Average dilutive effect of:
Stock options		—	—		0.2	(0.01)
Other equity plans		—	—		0.4	(0.01)
Diluted earnings (loss) per share	($276.1)	179.4	($1.54)	$820.6	179.9	$4.56

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 7.4 million for the nine months ended September 30, 2015 and approximately 6.6 million for the nine months ended September 30, 2014.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the nine months ended September 30, 2015, Entergy Corporation issued 615,075 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based

Entergy Corporation and Subsidiaries
Notes to Financial Statements

awards.  During the nine months ended September 30, 2015, Entergy Corporation repurchased 1,468,984 shares of its common stock for a total purchase price of $99.8 million.

Preferred Membership Interests

In September 2015, Entergy Louisiana redeemed its $100 million 6.95% Series preferred membership interests and Entergy Gulf States Louisiana repurchased and canceled its $10 million Series A 8.25% preferred membership interests as part of a multi-step process to effectuate the Entergy Louisiana and Entergy Gulf States Louisiana business combination.  See Note 2 to the financial statements herein for a discussion of the business combination.

Retained Earnings

On October 30, 2015, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.85 per share, payable on December 1, 2015, to holders of record as of November 12, 2015.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2015 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2015	$107,484	($553,903)	$396,818	$2,785	($46,816)
Other comprehensive income (loss) before reclassifications	31,620	—	(50,760)	(469)	(19,609)
Amounts reclassified from accumulated other comprehensive income (loss)	(55,604)	7,437	(3,206)	—	(51,373)
Net other comprehensive income (loss) for the period	(23,984)	7,437	(53,966)	(469)	(70,982)
Ending balance, September 30, 2015	$83,500	($546,466)	$342,852	$2,316	($117,798)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2014 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2014	($74,767)	($297,460)	$399,480	$3,815	$31,068
Other comprehensive income (loss) before reclassifications	5,783	—	(9,475)	(662)	(4,354)
Amounts reclassified from accumulated other comprehensive income (loss)	(8,271)	2,956	(1,015)	—	(6,330)
Net other comprehensive income (loss) for the period	(2,488)	2,956	(10,490)	(662)	(10,684)
Ending balance, September 30, 2014	($77,255)	($294,504)	$388,990	$3,153	$20,384

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2015 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2015	$98,118	($569,789)	$426,695	$2,669	($42,307)
Other comprehensive income (loss) before reclassifications	99,520	13	(63,210)	(353)	35,970
Amounts reclassified from accumulated other comprehensive income (loss)	(114,138)	23,310	(20,633)	—	(111,461)
Net other comprehensive income (loss) for the period	(14,618)	23,323	(83,843)	(353)	(75,491)
Ending balance, September 30, 2015	$83,500	($546,466)	$342,852	$2,316	($117,798)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2014 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2014	($81,777)	($288,223)	$337,256	$3,420	($29,324)
Other comprehensive income (loss) before reclassifications	(114,587)	—	56,056	(267)	(58,798)
Amounts reclassified from accumulated other comprehensive income (loss)	119,109	(6,281)	(4,322)	—	108,506
Net other comprehensive income (loss) for the period	4,522	(6,281)	51,734	(267)	49,708
Ending balance, September 30, 2014	($77,255)	($294,504)	$388,990	$3,153	$20,384

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended September 30, 2015:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance July 1, 2015	($25,944)
Amounts reclassified from accumulated other comprehensive income (loss)	(26)
Net other comprehensive income (loss) for the period	(26)
Ending balance, September 30, 2015	($25,970)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended September 30, 2014:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance July 1, 2014	($10,224)
Amounts reclassified from accumulated other comprehensive income (loss)	(287)
Net other comprehensive income (loss) for the period	(287)
Ending balance, September 30, 2014	($10,511)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the nine months ended September 30, 2015:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, January 1, 2015	($25,876)
Amounts reclassified from accumulated other comprehensive income (loss)	(94)
Net other comprehensive income (loss) for the period	(94)
Ending balance, September 30, 2015	($25,970)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the nine months ended September 30, 2014:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, January 1, 2014	($9,635)
Amounts reclassified from accumulated other comprehensive income (loss)	(876)
Net other comprehensive income (loss) for the period	(876)
Ending balance, September 30, 2014	($10,511)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended September 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$86,020	Competitive business operating revenues
Interest rate swaps	(477)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	85,543
	(29,939)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$55,604

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,985	(a)
Amortization of loss	(17,588)	(a)
Total amortization	(11,603)
	4,166	Income taxes
Total amortization (net of tax)	($7,437)

Net unrealized investment gain (loss)
Realized gain (loss)	$6,286	Interest and investment income
	(3,080)	Income taxes
Total realized investment gain (loss) (net of tax)	$3,206

Total reclassifications for the period (net of tax)	$51,373

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended September 30, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$13,000	Competitive business operating revenues
Interest rate swaps	(275)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	12,725
	(4,454)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$8,271

Pension and other postretirement liabilities
Amortization of prior-service credit	$5,074	(a)
Amortization of loss	(8,952)	(a)
Settlement loss	(423)	(a)
Total amortization	(4,301)
	1,345	Income taxes
Total amortization (net of tax)	($2,956)

Net unrealized investment gain (loss)
Realized gain (loss)	$1,990	Interest and investment income
	(975)	Income taxes
Total realized investment gain (loss) (net of tax)	$1,015

Total reclassifications for the period (net of tax)	$6,330

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the nine months ended September 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$177,129	Competitive business operating revenues
Interest rate swaps	(1,533)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	175,596
	(61,458)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$114,138

Pension and other postretirement liabilities
Amortization of prior-service credit	$17,956	(a)
Amortization of loss	(52,764)	(a)
Total amortization	(34,808)
	11,498	Income taxes
Total amortization (net of tax)	($23,310)

Net unrealized investment gain (loss)
Realized gain (loss)	$40,457	Interest and investment income
	(19,824)	Income taxes
Total realized investment gain (loss) (net of tax)	$20,633

Total reclassifications for the period (net of tax)	$111,461

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the nine months ended September 30, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	($182,275)	Competitive business operating revenues
Interest rate swaps	(970)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(183,245)
	64,136	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($119,109)

Pension and other postretirement liabilities
Amortization of prior-service credit	$15,227	(a)
Amortization of loss	(26,903)	(a)
Settlement loss	(2,971)	(a)
Total amortization	(14,647)
	20,928	Income taxes
Total amortization (net of tax)	$6,281

Net unrealized investment gain (loss)
Realized gain (loss)	$8,474	Interest and investment income
	(4,152)	Income taxes
Total realized investment gain (loss) (net of tax)	$4,322

Total reclassifications for the period (net of tax)	($108,506)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended September 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$845	(a)
Amortization of loss	(803)	(a)
Total amortization	42
	(16)	Income taxes
Total amortization (net of tax)	26

Total reclassifications for the period (net of tax)	$26

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended September 30, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$844	(a)
Amortization of loss	(378)	(a)
Total amortization	466
	(179)	Income taxes
Total amortization (net of tax)	287

Total reclassifications for the period (net of tax)	$287

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the nine months ended September 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$2,535	(a)
Amortization of loss	(2,407)	(a)
Total amortization	128
	(34)	Income taxes
Total amortization (net of tax)	94

Total reclassifications for the period (net of tax)	$94

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the nine months ended September 30, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$2,533	(a)
Amortization of loss	(1,134)	(a)
Total amortization	1,399
	(523)	Income taxes
Total amortization (net of tax)	876

Total reclassifications for the period (net of tax)	$876

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, SHORT-TERM BORROWINGS, AND LONG-TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2020.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2015 was 1.94% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2015.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$525	$9	$2,966

Entergy Corporation’s facility requires it to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  Entergy is in compliance with this covenant.  If Entergy fails to meet this ratio, or if Entergy Corporation or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the facility maturity date may occur.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At September 30, 2015, Entergy Corporation had $664 million of commercial paper outstanding.  The weighted-average interest rate for the nine months ended September 30, 2015 was 0.90%.

Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2015 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2015
Entergy Arkansas	April 2016	$20 million (b)	1.69%	$—
Entergy Arkansas	August 2020	$150 million (c)	1.69%	$—
Entergy Gulf States Louisiana	August 2020	$150 million (d) (i)	3.50%	$35 million
Entergy Louisiana	August 2020	$200 million (e) (i)	1.44%	$—
Entergy Mississippi	May 2016	$37.5 million (f)	1.69%	$—
Entergy Mississippi	May 2016	$35 million (f)	1.69%	$—
Entergy Mississippi	May 2016	$20 million (f)	1.69%	$—
Entergy Mississippi	May 2016	$10 million (f)	1.69%	$—
Entergy New Orleans	November 2015	$25 million (g)	1.94%	$—
Entergy Texas	August 2020	$150 million (h)	1.69%	$—

(a)	The interest rate is the rate as of September 30, 2015 that would most likely apply to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2015, no letters of credit were outstanding.

(d)
The credit facility allows Entergy Gulf States Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2015, no letters of credit were outstanding.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(e)
The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.  As of September 30, 2015, $3 million in letters of credit were outstanding.

(f)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(g)	Prior to expiration on November 30, 2015, Entergy New Orleans expects to renew its credit facility.

(h)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2015, $1.3 million in letters of credit were outstanding.

(i)
Effective October 1, 2015, with the completion of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Louisiana assumed the rights and obligations under Entergy Gulf States Louisiana’s credit facility, such that Entergy Louisiana has a single credit facility in the amount of $350 million.

The commitment fees on the credit facilities range from 0.125% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations related to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2015:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of September 30, 2015
Entergy Arkansas	$25 million	0.70%	$1 million
Entergy Gulf States Louisiana	$75 million (a)	0.70%	$28.3 million
Entergy Louisiana	$50 million (a)	0.70%	$1 million
Entergy Mississippi	$40 million	0.70%	$11.2 million
Entergy New Orleans	$15 million	0.75%	$4.4 million
Entergy Texas	$50 million	0.70%	$31 million

(a)
Effective October 1, 2015, with the completion of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Louisiana assumed the rights and obligations under Entergy Gulf States Louisiana’s standby letter of credit facility to support obligations related to MISO, such that Entergy Louisiana has a single standby letter of credit facility to support such obligations in the amount of $125 million.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2017. In addition to borrowings from commercial banks, these companies may borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2015 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$250 (a)	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$100	$—
Entergy Texas	$200	$—
System Energy	$200	$—

(a)
Effective October 1, 2015, with the completion of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Louisiana has a FERC authorized limit for short-term borrowings not to exceed $450 million.

Entergy Nuclear Vermont Yankee Credit Facilities

In January 2015, Entergy Nuclear Vermont Yankee entered into a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $60 million that expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against this facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee. As of September 30, 2015, no amounts were outstanding under the facility.  The commitment fee is currently 0.25% of the undrawn commitment amount.  The rate as of September 30, 2015 that would most likely apply to outstanding borrowings under the facility was 1.94% on the drawn portion of the facility.

         Also in January 2015, Entergy Nuclear Vermont Yankee entered into an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against this facility. This facility provides an additional funding source to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee.  As of September 30, 2015, no amounts were outstanding under the facility. The rate as of September 30, 2015 that would most likely apply to outstanding borrowings under the facility was 1.94% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of September 30, 2015:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2015
		(Dollars in Millions)
Entergy Arkansas VIE	June 2016	$85	1.64%	$37.2
Entergy Gulf States Louisiana VIE	June 2016	$100 (b)	1.38%	$16.4
Entergy Louisiana VIE	June 2016	$90	1.55%	$66.7
System Energy VIE	June 2016	$125	1.66%	$14.6

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

(b)
Effective October 1, 2015, with the completion of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Louisiana has assumed the rights and obligations under Entergy Gulf States Louisiana’s nuclear fuel lease, including its obligations as they relate to the credit facility of the Entergy Gulf States Louisiana VIE.

Amounts outstanding on the Entergy Gulf States Louisiana nuclear fuel company variable interest entity’s credit facility, if any, are treated as long-term debt on Entergy’s balance sheet and commercial paper outstanding for the other nuclear fuel company variable interest entities is classified as a current liability on the respective balance sheets.  The commitment fees on the credit facilities are 0.10% of the undrawn commitment amount for the Entergy Louisiana and Entergy Gulf States Louisiana VIEs and 0.125% of the undrawn commitment amount for the Entergy Arkansas and System Energy VIEs.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization.

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of September 30, 2015 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Gulf States Louisiana VIE	3.25% Series Q due July 2017	$75 million (a)
Entergy Gulf States Louisiana VIE	3.38% Series R due August 2020	$70 million (a)
Entergy Louisiana VIE	3.30% Series F due March 2016	$20 million
Entergy Louisiana VIE	3.25% Series G due July 2017	$25 million
Entergy Louisiana VIE	3.92% Series H due February 2021	$40 million
System Energy VIE	4.02% Series H due February 2017	$50 million
System Energy VIE	3.78% Series I due October 2018	$85 million

(a)
Effective October 1, 2015, with the completion of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Louisiana has assumed the rights and obligations under Entergy Gulf States Louisiana’s nuclear fuel lease, including its obligations as they relate to the notes of the Entergy Gulf States Louisiana VIE.

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Redemptions

(Entergy Corporation)

In July 2015, Entergy Corporation issued $650 million of 4.0% Series senior notes due July 2022. Entergy Corporation used the proceeds to pay, at maturity, its $550 million of 3.625% Series senior notes due September 2015, to repay a portion of its commercial paper outstanding, and to repay borrowings under the Entergy Corporation credit facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(Entergy New Orleans)

In May 2015, the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs, the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million of up-front financing costs associated with the securitization. In July 2015, Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly owned and consolidated by Entergy New Orleans, issued $98.7 million of storm cost recovery bonds. The bonds have a coupon of 2.67% and an expected maturity date of June 2024. Although the principal amount is not due until the date given above, Entergy New Orleans Storm Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $11.4 million for 2016, $10.6 million for 2017, $11 million for 2018, $11.2 million for 2019, and $11.6 million for 2020. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The storm recovery property is reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections.

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

In May 2015, System Energy redeemed $35 million of its $216 million of 5.875% Series governmental bonds due in 2022.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2015 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$13,331,261	$13,458,106
Entergy Arkansas	$2,665,002	$2,505,438
Entergy Louisiana	$3,328,026	$3,387,481
Entergy Mississippi	$1,058,931	$1,100,438
Entergy New Orleans	$350,077	$353,973
Entergy Texas	$1,475,105	$1,609,771
System Energy	$599,654	$578,226

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
The values exclude lease obligations of $109 million at Entergy Louisiana and $34 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $82 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2014 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$13,399,484	$13,607,242
Entergy Arkansas	$2,671,343	$2,517,633
Entergy Louisiana	$3,356,579	$3,447,404
Entergy Mississippi	$1,058,838	$1,102,741
Entergy New Orleans	$308,182	$308,665
Entergy Texas	$1,478,931	$1,629,124
System Energy	$710,806	$677,475

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

Stock Options

Entergy granted 456,100 stock options during the first quarter 2015 with a weighted-average fair value of $11.41 per option.  At September 30, 2015, there are 7,399,820 stock options outstanding with a weighted-average exercise price of $84.19.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the difference in the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2015.  Because Entergy’s stock price at September 30, 2015 is less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of September 30, 2015 is zero. The intrinsic value of “in the money” stock options is $1.4 million as of September 30, 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for stock options for the three months ended September 30, 2015 and 2014:

	2015	2014
	(In Millions)
Compensation expense included in Entergy’s net income	$1.1	$1.0
Tax benefit recognized in Entergy’s net income	$0.4	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.1	$0.2

The following table includes financial information for stock options for the nine months ended September 30, 2015 and 2014:

	2015	2014
	(In Millions)
Compensation expense included in Entergy’s net income	$3.2	$3.1
Tax benefit recognized in Entergy’s net income	$1.2	$1.2
Compensation cost capitalized as part of fixed assets and inventory	$0.5	$0.5

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

The following table includes financial information for other equity plans for the three months ended September 30, 2015 and 2014:

	2015	2014
	(In Millions)
Compensation expense included in Entergy’s net income	$8.6	$7.6
Tax benefit recognized in Entergy’s net income	$3.3	$2.9
Compensation cost capitalized as part of fixed assets and inventory	$1.8	$1.2

The following table includes financial information for other equity plans for the nine months ended September 30, 2015 and 2014:

	2015	2014
	(In Millions)
Compensation expense included in Entergy’s net income	$24.7	$22.7
Tax benefit recognized in Entergy’s net income	$9.5	$8.8
Compensation cost capitalized as part of fixed assets and inventory	$4.9	$3.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the third quarters of 2015 and 2014, included the following components:

	2015	2014
	(In Thousands)
Service cost - benefits earned during the period	$43,762	$35,109
Interest cost on projected benefit obligation	75,694	72,519
Expected return on assets	(98,655)	(90,366)
Amortization of prior service cost	390	400
Amortization of loss	58,981	36,274
Net pension costs	$80,172	$53,936

Entergy’s qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2015 and 2014, included the following components:

	2015	2014
	(In Thousands)
Service cost - benefits earned during the period	$131,286	$105,327
Interest cost on projected benefit obligation	227,082	217,557
Expected return on assets	(295,965)	(271,098)
Amortization of prior service cost	1,170	1,200
Amortization of loss	176,943	108,822
Special termination benefit	76	732
Net pension costs	$240,592	$162,540

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the third quarters of 2015 and 2014, included the following components:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,661	$4,778	$1,982	$849	$1,645	$1,957
Interest cost on projected
benefit obligation	15,471	9,939	4,502	2,108	4,354	3,493
Expected return on assets	(20,026)	(12,541)	(6,105)	(2,725)	(6,222)	(4,568)
Amortization of loss	13,564	9,176	3,724	2,013	3,238	3,264
Net pension cost	$15,670	$11,352	$4,103	$2,245	$3,015	$4,146

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,023	$3,546	$1,523	$666	$1,285	$1,446
Interest cost on projected
benefit obligation	14,884	9,467	4,318	2,041	4,437	3,390
Expected return on assets	(18,305)	(11,449)	(5,698)	(2,505)	(5,931)	(4,155)
Amortization of loss	8,989	6,131	2,354	1,449	2,339	2,375
Net pension cost	$10,591	$7,695	$2,497	$1,651	$2,130	$3,056

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the nine months ended September 30, 2015 and 2014, included the following components:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$19,983	$14,334	$5,946	$2,547	$4,935	$5,871
Interest cost on projected
benefit obligation	46,413	29,817	13,506	6,324	13,062	10,479
Expected return on assets	(60,078)	(37,623)	(18,315)	(8,175)	(18,666)	(13,704)
Amortization of loss	40,692	27,528	11,172	6,039	9,714	9,792
Net pension cost	$47,010	$34,056	$12,309	$6,735	$9,045	$12,438

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$15,069	$10,638	$4,569	$1,998	$3,855	$4,338
Interest cost on projected
benefit obligation	44,652	28,401	12,954	6,123	13,311	10,170
Expected return on assets	(54,915)	(34,347)	(17,094)	(7,515)	(17,793)	(12,465)
Amortization of loss	26,967	18,393	7,062	4,347	7,017	7,125
Net pension cost	$31,773	$23,085	$7,491	$4,953	$6,390	$9,168

Non-Qualified Net Pension Cost

Entergy recognized $4.5 million and $6.5 million in pension cost for its non-qualified pension plans in the third quarters of 2015 and 2014, respectively. Reflected in the pension cost for non-qualified pension plans in the third quarter of 2014 is a $2.3 million settlement charge related to the payment of lump sum benefits out of the plan. Entergy recognized $13.4 million and $25.6 million in pension cost for its non-qualified pension plans for the nine months ended September 30, 2015 and 2014, respectively. Reflected in the pension costs for non-qualified pension plans for the nine months ended September 30, 2014 is a $12.5 million settlement charge related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the third quarters of 2015 and 2014:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost third quarter 2015	$113	$3	$59	$16	$149
Non-qualified pension cost third quarter 2014	$377	$1	$47	$24	$129

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the nine months ended September 30, 2015 and 2014:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost nine months ended September 30, 2015	$339	$9	$177	$48	$447
Non-qualified pension cost nine months ended September 30, 2014	$657	$4	$143	$70	$373

Reflected in Entergy Arkansas’s non-qualified pension costs in the third quarter of 2014 is $274 thousand in settlement charges related to the payment of lump sum benefits out of the plan. Reflected in Entergy Arkansas’s non-qualified pension costs for the nine months ended September 30, 2014 is $337 thousand in settlement charges related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs in the third quarter of 2014 is $10 thousand in settlement charges related to the payment of lump sum benefits out of the plan. Reflected in Entergy Texas’s non-qualified pension costs for the nine months ended September 30, 2014 is $16 thousand in settlement charges related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the third quarters of 2015 and 2014, included the following components:

	2015	2014
	(In Thousands)
Service cost - benefits earned during the period	$11,326	$10,873
Interest cost on accumulated postretirement benefit obligation (APBO)	17,984	17,960
Expected return on assets	(11,344)	(11,197)
Amortization of prior service credit	(9,320)	(7,898)
Amortization of loss	7,893	2,786
Net other postretirement benefit cost	$16,539	$12,524

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2015 and 2014, included the following components:

	2015	2014
	(In Thousands)
Service cost - benefits earned during the period	$33,978	$32,619
Interest cost on accumulated postretirement benefit obligation (APBO)	53,952	53,880
Expected return on assets	(34,032)	(33,591)
Amortization of prior service credit	(27,960)	(23,694)
Amortization of loss	23,679	8,358
Net other postretirement benefit cost	$49,617	$37,572

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the third quarters of 2015 and 2014, included the following components:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,739	$1,227	$507	$205	$500	$470
Interest cost on APBO	3,130	2,016	859	652	1,342	628
Expected return on assets	(4,798)	—	(1,542)	(1,201)	(2,588)	(911)
Amortization of prior service
credit	(610)	(845)	(229)	(177)	(681)	(366)
Amortization of loss	1,339	803	215	118	685	300
Net other postretirement
benefit cost	$800	$3,201	($190)	($403)	($742)	$121

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,489	$1,130	$475	$217	$595	$515
Interest cost on APBO	3,065	2,066	914	701	1,413	653
Expected return on assets	(4,784)	—	(1,443)	(1,119)	(2,590)	(932)
Amortization of prior service
credit	(610)	(844)	(229)	(177)	(325)	(206)
Amortization of loss	317	378	37	14	200	111
Net other postretirement
benefit cost	($523)	$2,730	($246)	($364)	($707)	$141

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the nine months ended September 30, 2015 and 2014, included the following components:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,217	$3,681	$1,521	$615	$1,500	$1,410
Interest cost on APBO	9,390	6,048	2,577	1,956	4,026	1,884
Expected return on assets	(14,394)	—	(4,626)	(3,603)	(7,764)	(2,733)
Amortization of prior service
credit	(1,830)	(2,535)	(687)	(531)	(2,043)	(1,098)
Amortization of loss	4,017	2,409	645	354	2,055	900
Net other postretirement
benefit cost	$2,400	$9,603	($570)	($1,209)	($2,226)	$363

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$4,467	$3,390	$1,425	$651	$1,785	$1,545
Interest cost on APBO	9,195	6,198	2,742	2,103	4,239	1,959
Expected return on assets	(14,352)	—	(4,329)	(3,357)	(7,770)	(2,796)
Amortization of prior service
credit	(1,830)	(2,532)	(687)	(531)	(975)	(618)
Amortization of loss	951	1,134	111	42	600	333
Net other postretirement
benefit cost	($1,569)	$8,190	($738)	($1,092)	($2,121)	$423
Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2015 and 2014:

2015	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($389)	$6,482	($108)	$5,985
Amortization of loss	(12,627)	(4,409)	(552)	(17,588)
	($13,016)	$2,073	($660)	($11,603)
Entergy Louisiana
Amortization of prior service credit	$—	$845	$—	$845
Amortization of loss	—	(803)	—	(803)
	$—	$42	$—	$42

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($389)	$5,570	($107)	$5,074
Amortization of loss	(6,734)	(1,673)	(545)	(8,952)
Settlement loss	—	—	(423)	(423)
	($7,123)	$3,897	($1,075)	($4,301)
Entergy Louisiana
Amortization of prior service credit	$—	$844	$—	$844
Amortization of loss	—	(378)	—	(378)
	$—	$466	$—	$466

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2015 and 2014:

2015	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($1,167)	$19,446	($323)	$17,956
Amortization of loss	(37,881)	(13,227)	(1,656)	(52,764)
	($39,048)	$6,219	($1,979)	($34,808)
Entergy Louisiana
Amortization of prior service credit	$—	$2,535	$—	$2,535
Amortization of loss	—	(2,407)	—	(2,407)
	$—	$128	$—	$128

2014	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($1,167)	$16,711	($317)	$15,227
Amortization of loss	(20,202)	(5,019)	(1,682)	(26,903)
Settlement loss	—	—	(2,971)	(2,971)
	($21,369)	$11,692	($4,970)	($14,647)
Entergy Louisiana
Amortization of prior service credit	$—	$2,533	$—	$2,533
Amortization of loss	—	(1,134)	—	(1,134)
	$—	$1,399	$—	$1,399

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $396 million to its qualified pension plans in 2015.  As of September 30, 2015, Entergy had contributed $376 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2015:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2015 pension contributions	$92,419	$56,923	$22,457	$10,903	$17,157	$20,885
Pension contributions made through September 2015	$92,419	$44,417	$22,457	$10,903	$17,157	$20,885
Remaining estimated pension contributions to be made in 2015	$—	$12,506	$—	$—	$—	$—

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of September 30, 2015 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the third quarters of 2015 and 2014 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2015
Operating revenues	$2,849,681	$521,746	$—	($21)	$3,371,406
Income taxes	$198,945	($554,513)	($12,097)	$—	($367,665)
Consolidated net income (loss)	$364,265	($1,031,410)	($19,190)	($31,898)	($718,233)
2014
Operating revenues	$2,852,088	$605,740	$275	$7	$3,458,110
Income taxes	$172,188	$2,303	($12,726)	$—	$161,765
Consolidated net income (loss)	$315,263	($32,678)	($14,793)	($32,876)	$234,916

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the nine months ended September 30, 2015 and 2014 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2015
Operating revenues	$7,401,136	$1,603,643	$—	($51)	$9,004,728
Income taxes	$407,993	($487,622)	($37,783)	$—	($117,412)
Consolidated net income (loss)	$796,051	($911,524)	($50,415)	($95,695)	($261,583)
Total assets as of September 30, 2015	$38,739,748	$8,309,720	$843,492	($2,851,355)	$45,041,605
2014
Operating revenues	$7,566,187	$2,095,752	$1,765	($101)	$9,663,603
Income taxes	$410,135	$140,777	($43,438)	$—	$507,474
Consolidated net income (loss)	$732,838	$236,255	($47,869)	($85,974)	$835,250
Total assets as of December 31, 2014	$38,295,309	$10,279,500	$799,210	($2,846,165)	$46,527,854

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

NOTE 8.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at September 30, 2015 is approximately 2.25 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 86% for the remainder of 2015, of which approximately 66% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2015 is 9 TWh.

Entergy may use standardized master netting agreements to help mitigate the credit risk of derivative instruments. These master agreements facilitate the netting of cash flows associated with a single counterparty and may include collateral requirements. Cash, letters of credit, and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements require a counterparty to post cash or letters of credit in the event an exposure exceeds an established threshold. The threshold represents an unsecured credit limit, which may be supported by a parental/affiliate guaranty, as determined in accordance with Entergy’s credit policy. In addition, collateral agreements allow for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide collateral to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of collateral to satisfy these requirements is an Entergy Corporation guarantee.  As of September 30, 2015, derivative contracts with two counterparties were in a liability position (approximately $7 million total). No cash collateral or letters of credit were required to be posted as of September 30, 2015. As of September 30, 2014, derivative contracts with nine counterparties were in a liability position (approximately $96 million total) and, in addition to the corporate guarantee, $4 million in cash collateral was required to be posted. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Gulf States Louisiana, Entergy Louisiana, and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation and projected winter purchases for gas distribution at Entergy Gulf States Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of September 30, 2015 is 28,673,000 MMBtu for Entergy, 10,770,000 MMBtu for Entergy Louisiana, 4,390,000 MMBtu for Entergy Mississippi, and 1,193,000 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

During the second quarter 2015, Entergy participated in the annual FTR auction process for the MISO planning year of June 1, 2015 through May 31, 2016. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of September 30, 2015 is 76,215 GWh for Entergy, including 15,577 GWh for Entergy Arkansas, 19,878 GWh for Entergy Louisiana, 10,628 GWh for Entergy Mississippi, 5,629 GWh for Entergy New Orleans, and 8,456 GWh for Entergy Texas. Credit support for FTRs held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for FTRs held by Entergy Wholesale Commodities is covered by cash.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2015 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting arrangements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$122	($15)	$107	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$48	($4)	$44	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$6	($6)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$4	($4)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$19	($4)	$15	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$6	($3)	$3	Entergy Wholesale Commodities
FTRs	Prepayments and other	$48	($1)	$47	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$19	($13)	$6	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$3	($3)	$—	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$10	$—	$10	Utility

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

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$149	($53)	$96	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$48	$—	$48	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$24	($24)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$97	($25)	$72	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$9	($8)	$1	Entergy Wholesale Commodities
FTRs	Prepayments and other	$50	($3)	$47	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$57	($55)	$2	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$8	($8)	$—	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$20	$—	$20	Utility

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets

(d)	Excludes cash collateral in the amount of $25 million held as of December 31, 2014. No cash collateral was required to be posted or held as of September 30, 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated statements of operations for the three months ended September 30, 2015 and 2014 is as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2015
Electricity swaps and options	$49	Competitive businesses operating revenues	$86

2014
Electricity swaps and options	$8	Competitive businesses operating revenues	$13

(a)    Before taxes of $30 million and $5 million for the three months ended September 30, 2015 and 2014, respectively

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated statements of operations for the nine months ended September 30, 2015 and 2014 is as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2015
Electricity swaps and options	$154	Competitive businesses operating revenues	$177

2014
Electricity swaps and options	($177)	Competitive businesses operating revenues	($182)

(a)	Before taxes (benefit) of $61 million and ($64) million for the nine months ended September 30, 2015 and 2014, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended September 30, 2015 and 2014 was ($0.9) million and ($1) million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the nine months ended September 30, 2015 and 2014 was $0.1 million and $0.8 million, respectively.

Based on market prices as of September 30, 2015, unrealized gains (losses) recorded in AOCI on cash flow hedges relating to power sales totaled ($133) million of net unrealized gains (losses).  Approximately ($99) million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

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

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2015 and 2014 is as follows:

Instrument	Amount of loss recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2015
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($13)
FTRs	$—	Purchased power expense	(b)	$51
Electricity swaps and options de-designated as hedged items	$—	Competitive business operating revenues		($3)

2014
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($8)
FTRs	$—	Purchased power expense	(b)	$47
Electricity swaps and options de-designated as hedged items	($9)	Competitive business operating revenues		($5)

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2015 and 2014 is as follows:

Instrument	Amount of gain (loss) recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2015
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($29)
FTRs	$—	Purchased power expense	(b)	$130
Electricity swaps and options de-designated as hedged items	$1	Competitive business operating revenues		($42)

2014
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$13
FTRs	$—	Purchased power expense	(b)	$182
Electricity swaps and options de-designated as hedged items	($2)	Competitive business operating revenues		$20

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

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of September 30, 2015 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$11.7	Entergy Arkansas
FTRs	Prepayments and other	$10.5	Entergy Louisiana
FTRs	Prepayments and other	$4.3	Entergy Mississippi
FTRs	Prepayments and other	$4.0	Entergy New Orleans
FTRs	Prepayments and other	$4.3	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$3.7	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.5	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.4	Entergy New Orleans

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2014 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$0.7	Entergy Arkansas
FTRs	Prepayments and other	$11.1	Entergy Louisiana
FTRs	Prepayments and other	$3.4	Entergy Mississippi
FTRs	Prepayments and other	$4.1	Entergy New Orleans
FTRs	Prepayments and other	$12.3	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$7.6	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.8	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.9	Entergy New Orleans

(a)	No cash collateral or letters of credit were required to be posted as of September 30, 2015 and December 31, 2014.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2015 and 2014 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement	Registrant
		(In Millions)
2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.1)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.9)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4)	Entergy New Orleans

FTRs	Purchased power expense	$13.9	Entergy Arkansas
FTRs	Purchased power expense	$4.8	Entergy Louisiana
FTRs	Purchased power expense	$6.7	Entergy Mississippi
FTRs	Purchased power expense	$1.5	Entergy New Orleans
FTRs	Purchased power expense	$10.9	Entergy Texas

2014
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.7)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.6)	Entergy Mississippi

FTRs	Purchased power expense	$4.9	Entergy Arkansas
FTRs	Purchased power expense	$13.4	Entergy Louisiana
FTRs	Purchased power expense	$3.3	Entergy Mississippi
FTRs	Purchased power expense	$5.1	Entergy New Orleans
FTRs	Purchased power expense	$9.8	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2015 and 2014 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement	Registrant
		(In Millions)
2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($11.4)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.3)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.9)	Entergy New Orleans

FTRs	Purchased power expense	$48.6	Entergy Arkansas
FTRs	Purchased power expense	$20.4	Entergy Louisiana
FTRs	Purchased power expense	$13.9	Entergy Mississippi
FTRs	Purchased power expense	$7.5	Entergy New Orleans
FTRs	Purchased power expense	$10.7	Entergy Texas

2014
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$6.5	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.6	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.7	Entergy New Orleans

FTRs	Purchased power expense	$16.7	Entergy Arkansas
FTRs	Purchased power expense	$33.8	Entergy Louisiana
FTRs	Purchased power expense	$15.6	Entergy Mississippi
FTRs	Purchased power expense	$11.4	Entergy New Orleans
FTRs	Purchased power expense	$56	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group and the Entergy Wholesale Commodities Accounting Policy and External Reporting group.  The primary functions of the Entergy Wholesale Commodities Risk Control group include: gathering, validating and reporting market data, providing market risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market risks, and implementing and maintaining controls around changes to market data in the energy trading and risk management system.  The Risk Control group is also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The Entergy Wholesale Commodities Accounting Policy and External Reporting group performs functions related to market and counterparty settlements, revenue reporting and analysis and financial accounting. The Entergy Wholesale Commodities Risk Control group reports to the Vice President and Treasurer while the Entergy Wholesale Commodities Accounting Policy and External Reporting group reports to the Chief Accounting Officer.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The values of FTRs are based on unobservable inputs, including estimates of future congestion costs in MISO between applicable generation and load pricing nodes based on prices published by MISO.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group for the unregulated business and by the System Planning and Operations Risk Control group for the Utility operating companies.  Entergy’s Accounting Policy group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The System Planning and Operations Risk Control group reports to the Vice President and Treasurer.  The Accounting Policy group reports to the Chief Accounting Officer.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$961	$—	$—	$961
Decommissioning trust funds (a):
Equity securities	426	2,592	—	3,018
Debt securities	942	1,231	—	2,173
Power contracts	—	—	169	169
Securitization recovery trust account	53	—	—	53
Escrow accounts	431	—	—	431
FTRs	—	—	47	47
	$2,813	$3,823	$216	$6,852
Liabilities:
Power contracts	$—	$—	$6	$6
Gas hedge contracts	10	—	—	10
	$10	$—	$6	$16

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,291	$—	$—	$1,291
Decommissioning trust funds (a):
Equity securities	452	2,834	—	3,286
Debt securities	880	1,205	—	2,085
Power contracts	—	—	217	217
Securitization recovery trust account	44	—	—	44
Escrow accounts	362	—	—	362
FTRs	—	—	47	47
	$3,029	$4,039	$264	$7,332
Liabilities:
Power contracts	$—	$—	$2	$2
Gas hedge contracts	20	—	—	20
	$20	$—	$2	$22

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are held to approximate the returns of major market indices.  Fixed income investments are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2015 and 2014:

	2015		2014
	Power Contracts	FTRs	Power Contracts	FTRs
	(In Millions)
Balance as of July 1,	$204	$67	($88)	$144
Total gains (losses) for the period (a)
Included in earnings	(2)	—	(6)	—
Included in OCI	49	—	37	—
Included as a regulatory liability/asset	—	31	—	(13)
Purchases	—	—	7	—
Settlements	(88)	(51)	(41)	(48)
Balance as of September 30,	$163	$47	($91)	$83

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $12 million for the three months ended September 30, 2015 and $4 million for the three months ended September 30, 2014.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2015 and 2014:

	2015		2014
	Power Contracts	FTRs	Power Contracts	FTRs
	(In Millions)
Balance as of January 1,	$215	$47	($133)	$34
Total gains (losses) for the period (a)
Included in earnings	(15)	(1)	21	—
Included in OCI	154	—	(182)	—
Included as a regulatory liability/asset	—	51	—	110
Issuances of FTRs	—	80	—	121
Purchases	14	—	15	—
Settlements	(205)	(130)	188	(182)
Balance as of September 30,	$163	$47	($91)	$83

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $5 million for the nine months ended September 30, 2015 and $90 million for the nine months ended September 30, 2014.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of September 30, 2015:

Transaction Type	Fair Value as of September 30, 2015	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Electricity swaps	$119	Unit contingent discount	+/-	3%	$7
Electricity options	$44	Implied volatility	+/-	64%	$31

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$110.6	$—	$—	$110.6
Decommissioning trust funds (a):
Equity securities	5.9	437.5	—	443.4
Debt securities	111.5	191.6	—	303.1
Securitization recovery trust account	8.5	—	—	8.5
Escrow accounts	12.2	—	—	12.2
FTRs	—	—	11.7	11.7
	$248.7	$629.1	$11.7	$889.5

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$208.0	$—	$—	$208.0
Decommissioning trust funds (a):
Equity securities	7.2	480.1	—	487.3
Debt securities	72.2	210.4	—	282.6
Securitization recovery trust account	4.1	—	—	4.1
Escrow accounts	12.2	—	—	12.2
FTRs	—	—	0.7	0.7
	$303.7	$690.5	$0.7	$994.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$238.3	$—	$—	$238.3
Decommissioning trust funds (a):
Equity securities	4.2	220.9	—	225.1
Debt securities	70.7	80.6	—	151.3
Escrow accounts	200.2	—	—	200.2
Securitization recovery trust account	9.9	—	—	9.9
FTRs	—	—	10.5	10.5
	$523.3	$301.5	$10.5	$835.3

Liabilities:
Gas hedge contracts	$3.7	$—	$—	$3.7

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$157.1	$—	$—	$157.1
Decommissioning trust funds (a):
Equity securities	4.8	234.8	—	239.6
Debt securities	68.7	75.3	—	144.0
Escrow accounts	200.1	—	—	200.1
Securitization recovery trust account	3.1	—	—	3.1
FTRs	—	—	11.1	11.1
	$433.8	$310.1	$11.1	$755.0

Liabilities:
Gas hedge contracts	$7.6	$—	$—	$7.6

Entergy Mississippi

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$193.4	$—	$—	$193.4
Escrow accounts	41.7	—	—	41.7
FTRs	—	—	4.3	4.3
	$235.1	$—	$4.3	$239.4

Liabilities:
Gas hedge contracts	$1.5	$—	$—	$1.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$60.4	$—	$—	$60.4
Escrow accounts	41.8	—	—	41.8
FTRs	—	—	3.4	3.4
	$102.2	$—	$3.4	$105.6

Liabilities:
Gas hedge contracts	$2.8	$—	$—	$2.8

Entergy New Orleans

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$20.5	$—	$—	$20.5
Securitization recovery trust account	1.4	—	—	1.4
Escrow accounts	86.8	—	—	86.8
FTRs	—	—	4.0	4.0
	$108.7	$—	$4.0	$112.7

Liabilities:
Gas hedge contracts	$0.4	$—	$—	$0.4

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$41.4	$—	$—	$41.4
Escrow accounts	18.0	—	—	18.0
FTRs	—	—	4.1	4.1
	$59.4	$—	$4.1	$63.5

Liabilities:
Gas hedge contracts	$0.9	$—	$—	$0.9

Entergy Texas

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$3.7	$—	$—	$3.7
Securitization recovery trust account	33.3	—	—	33.3
FTRs	—	—	4.3	4.3
	$37.0	$—	$4.3	$41.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.7	$—	$—	$28.7
Securitization recovery trust account	37.2	—	—	37.2
FTRs	—	—	12.3	12.3
	$65.9	$—	$12.3	$78.2

System Energy

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$153.2	$—	$—	$153.2
Decommissioning trust funds (a):
Equity securities	1.2	397.6	—	398.8
Debt securities	211.9	63.5	—	275.4
	$366.3	$461.1	$—	$827.4

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$222.4	$—	$—	$222.4
Decommissioning trust funds (a):
Equity securities	2.0	422.5	—	424.5
Debt securities	194.2	61.1	—	255.3
	$418.6	$483.6	$—	$902.2

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are held to approximate the returns of major market indices.  Fixed income investments are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2015.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$9.1	$19.5	$4.9	$6.7	$7.9
Gains (losses) included as a regulatory liability/asset	16.5	(4.2)	6.1	(1.2)	7.3
Settlements	(13.9)	(4.8)	(6.7)	(1.5)	(10.9)
Balance as of September 30,	$11.7	$10.5	$4.3	$4.0	$4.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2014.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$3.0	$23.6	$12.7	$8.5	$47.8
Gains (losses) included as a regulatory liability/asset	2.4	4.5	(3.3)	2.6	(10.5)
Settlements	(4.9)	(13.4)	(3.3)	(5.1)	(9.8)
Balance as of September 30,	$0.5	$14.7	$6.1	$6.0	$27.5

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2015.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$0.7	$11.1	$3.4	$4.1	$12.3
Issuances of FTRs	7.0	21.5	5.4	7.3	11.4
Gains (losses) included as a regulatory liability/asset	52.6	(1.7)	9.4	0.1	(8.7)
Settlements	(48.6)	(20.4)	(13.9)	(7.5)	(10.7)
Balance as of September 30,	$11.7	$10.5	$4.3	$4.0	$4.3

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2014.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$—	$5.7	$1.0	$2.0	$18.4
Issuances of FTRs	4.2	21.5	15.2	8.3	33.2
Gains included as a regulatory liability/asset	13.0	21.3	5.5	7.1	31.9
Settlements	(16.7)	(33.8)	(15.6)	(11.4)	(56.0)
Balance as of September 30,	$0.5	$14.7	$6.1	$6.0	$27.5
NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

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

The securities held as of September 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$3,018	$1,252	$3
Debt Securities	2,173	61	12
Total	$5,191	$1,313	$15

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$3,286	$1,513	$1
Debt Securities	2,085	76	6
Total	$5,371	$1,589	$7

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $318 million and $396 million as of September 30, 2015 and December 31, 2014, respectively.  The amortized cost of debt securities was $2,123 million as of September 30, 2015 and $2,019 million as of December 31, 2014.  As of September 30, 2015, the debt securities have an average coupon rate of approximately 3.30%, an average duration of approximately 5.70 years, and an average maturity of approximately 8.67 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$63	$3	$390	$9
More than 12 months	—	—	77	3
Total	$63	$3	$467	$12

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$9	$1	$277	$2
More than 12 months	—	—	163	4
Total	$9	$1	$440	$6

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$53	$94
1 year - 5 years	767	783
5 years - 10 years	762	681
10 years - 15 years	191	173
15 years - 20 years	71	79
20 years+	329	275
Total	$2,173	$2,085

During the three months ended September 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $539 million and $465 million, respectively.  During the three months ended September 30, 2015 and 2014, gross gains of $13 million and $11 million, respectively, and gross losses of $4 million and $2 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $1,488 million and $1,447 million, respectively.  During the nine months ended September 30, 2015 and 2014, gross gains of $58 million and $23 million, respectively, and gross losses of $7 million and $5 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$443.4	$209.9	$0.4
Debt Securities	303.1	6.7	1.4
Total	$746.5	$216.6	$1.8

2014
Equity Securities	$487.3	$248.9	$—
Debt Securities	282.6	6.2	1.1
Total	$769.9	$255.1	$1.1

The amortized cost of debt securities was $297.8 million as of September 30, 2015 and $277.4 million as of December 31, 2014.  As of September 30, 2015, the debt securities have an average coupon rate of approximately 2.42%, an average duration of approximately 5.26 years, and an average maturity of approximately 6.07 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$7.8	$0.4	$38.8	$1.0
More than 12 months	—	—	18.5	0.4
Total	$7.8	$0.4	$57.3	$1.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$56.5	$0.3
More than 12 months	—	—	34.8	0.8
Total	$0.1	$—	$91.3	$1.1

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$1.3	$14.9
1 year - 5 years	129.9	127.3
5 years - 10 years	151.7	128.2
10 years - 15 years	4.9	1.7
15 years - 20 years	1.5	1.0
20 years+	13.8	9.5
Total	$303.1	$282.6

During the three months ended September 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $44.0 million and $85.1 million, respectively.  During the three months ended September 30, 2015 and 2014, gross gains of $0.4 million and $8.1 million, respectively, and gross losses of $0.1 million and $13 thousand, respectively were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $190.8 million and $155.4 million, respectively.  During the nine months ended September 30, 2015 and 2014, gross gains of $5.8 million and $8.5 million, respectively, and gross losses of $0.1 million and $0.3 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$225.1	$99.2	$0.2
Debt Securities	151.3	6.3	0.6
Total	$376.4	$105.5	$0.8

2014
Equity Securities	$239.6	$116.7	$—
Debt Securities	144.0	6.9	0.4
Total	$383.6	$123.6	$0.4

The amortized cost of debt securities was $146 million as of September 30, 2015 and $137.9 million as of December 31, 2014.  As of September 30, 2015, the debt securities have an average coupon rate of approximately 2.93%, an average duration of approximately 5.05 years, and an average maturity of approximately 8.11 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$3.9	$0.2	$18.3	$0.3
More than 12 months	—	—	5.1	0.3
Total	$3.9	$0.2	$23.4	$0.6

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$19.1	$0.1
More than 12 months	—	—	12.1	0.3
Total	$0.1	$—	$31.2	$0.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$9.6	$5.6
1 year - 5 years	55.1	58.2
5 years - 10 years	46.2	44.2
10 years - 15 years	11.6	7.3
15 years - 20 years	9.8	9.4
20 years+	19.0	19.3
Total	$151.3	$144.0

During the three months ended September 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $6.5 million and $6.2 million, respectively.  During the three months ended September 30, 2015 and 2014, gross gains of $0.1 million and $0.03 million, respectively, and gross losses of $42.1 thousand and $3.7 thousand, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $18.3 million and $35.9 million, respectively.  During the nine months ended September 30, 2015 and 2014, gross gains of $0.2 million and $0.2 million, respectively, and gross losses of $53.7 thousand and $7.8 thousand, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2015 and December 31, 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$398.8	$156.6	$0.4
Debt Securities	275.4	3.9	0.9
Total	$674.2	$160.5	$1.3

2014
Equity Securities	$424.5	$188.0	$—
Debt Securities	255.3	5.9	0.3
Total	$679.8	$193.9	$0.3

The amortized cost of debt securities was $273.1 million as of September 30, 2015 and $251 million as of December 31, 2014.  As of September 30, 2015, the debt securities have an average coupon rate of approximately 2.16%, an average duration of approximately 4.73 years, and an average maturity of approximately 6.32 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$7.2	$0.4	$42.3	$0.8
More than 12 months	—	—	1.5	0.1
Total	$7.2	$0.4	$43.8	$0.9

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$51.6	$0.2
More than 12 months	—	—	6.5	0.1
Total	$0.1	$—	$58.1	$0.3

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2015 and December 31, 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$8.9	$33.5
1 year - 5 years	157.5	139.7
5 years - 10 years	77.2	53.5
10 years - 15 years	4.8	3.4
15 years - 20 years	1.6	3.2
20 years+	25.4	22.0
Total	$275.4	$255.3

During the three months ended September 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $163.4 million and $101.4 million, respectively.  During the three months ended September 30, 2015 and 2014, gross gains of $2.4 million and $0.2 million, respectively, and gross losses of $0.2 million and $0.2 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2015 and 2014, proceeds from the dispositions of securities amounted to $325.4 million and $333 million, respectively.  During the nine months ended September 30, 2015 and 2014, gross gains of $3.2 million and $1.6 million, respectively, and gross losses of $0.3 million and $0.5 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and nine months ended September 30, 2015 and 2014.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in the three and nine months ended September 30, 2015 and 2014, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Litigation,” “Income Tax Audits,” and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy. Following are updates to that discussion.

The IRS finalized in the first quarter 2015 tax and interest computations from the 2006-2007 audit that resulted in a reduction in Entergy's income tax expense of approximately $20 million, including decreases in income tax expense of approximately $4 million for Entergy Arkansas, $6 million for Entergy Louisiana, and $1 million for System Energy.

See Note 3 to the financial statements in the Form 10-K for a discussion of the 2008-2009 IRS audit. In August 2015, Entergy and the IRS agreed on the treatment of the 2009 position regarding nuclear decommissioning liabilities from the 2008-2009 audit. The agreement provides that Entergy is entitled to deduct approximately $118 million of the $9.3 billion claimed in 2009. The agreement effectively settled all matters pertaining to the 2009 tax year and increased Entergy’s 2009 federal income tax liability by $2.4 million. The application of the adjustment and the agreed method of accounting for nuclear decommissioning for years subsequent to 2009 along with other increases and decreases in taxable income during the period reduces Entergy’s federal net operating loss from $12.3 billion as of December 31, 2014 to approximately $1.9 billion as of September 30, 2015. Such adjustments and activity also reduce state net operating losses.

As discussed in Note 2 to the financial statements herein, in October 2015 two of Entergy’s Louisiana utilities, Entergy Gulf States Louisiana and Old Entergy Louisiana, combined their businesses into a legal entity to be known as Entergy Louisiana. The new Entergy Louisiana took a carryover tax basis in the assets received, and the tax consequences provided for an increase in tax basis as well. To the extent that this increase in tax basis will provide additional tax depreciation, in October 2015, Entergy recorded and Entergy Louisiana obtained a corresponding deferred tax asset of approximately $335 million. Consistent with the terms of an agreement with the LPSC, customers of Entergy Louisiana will realize customer credits associated with the business combination; accordingly, in October 2015, Entergy recorded a regulatory liability of $107 million ($66 million net-of-tax) which partially offsets the income effect of the aforementioned deferred tax asset.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2015 are $143 million for Entergy, $19.9 million for Entergy Arkansas, $17.4 million for Entergy Louisiana, $4.8 million for Entergy Mississippi, $2.7 million for Entergy New Orleans, $16.1 million for Entergy Texas, and $10.7 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2014 are $209 million for Entergy, $37.3 million for Entergy Arkansas, $48 million for Entergy Louisiana, $7.8 million for Entergy Mississippi, $0.9 million for Entergy New Orleans, $24.1 million for Entergy Texas, and $7.7 million for System Energy.

Impairments of FitzPatrick and Pilgrim

Entergy determined in October 2015 that it will close Fitzpatrick at the end of its current fuel cycle in late 2016 or early 2017 because of poor market conditions that have led to reduced revenues, a poor market design that fails to properly compensate nuclear generators for the benefits they provide, and increased operational costs. This decision came after management’s extensive analysis of whether it was advisable economically to refuel the plant, as scheduled, in the fall of 2016. Entergy also had discussions with the State of New York regarding the future of FitzPatrick. Because of the uncertainty regarding the refueling decision and its implications to the plant’s expected operating life, Entergy tested the recoverability of the plant and related assets as of September 30, 2015.

Entergy determined in October 2015 that it will close Pilgrim, no later than June 1, 2019, because of poor market conditions that have led to reduced revenues, a poor market design that fails to properly compensate nuclear generators for the benefits they provide, and increased operational costs. The decision came after management’s analysis of the economics and operating life of the plant following the NRC’s decision in September 2015 to place the plant in Column 4 of the Reactor Oversight Process Action Matrix. Because of the uncertainty regarding the plant’s operating life created by the NRC’s decision and management’s analysis of the plant, Entergy tested the recoverability of the plant and related assets as of September 30, 2015.

Under generally accepted accounting principles the determination of an asset’s recoverability is based on the probability-weighted undiscounted net cash flows expected to be generated by the plant and related assets. Projected net cash flows primarily depend on the status of the operations of the plant and pending legal and state regulatory matters, as well as projections of future revenues and costs over the estimated remaining life of the plant. The tests for FitzPatrick and Pilgrim indicated that the probability-weighted undiscounted net cash flows did not exceed the carrying values of the plants and related assets as of September 30, 2015.

As a result of the impairment analyses, Entergy recognized non-cash impairment and other related charges of $1,642 million ($1,062 million after-tax) during the third quarter 2015 to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values. Entergy performed fair value analyses based on the income approach, a discounted cash flow method, to determine the amount of impairment.

The estimated fair value of the FitzPatrick plant and related long-lived assets is $29 million, while the carrying value was $742 million, resulting in an impairment charge of $713 million. Materials and supplies were evaluated and written down by $48 million. In addition, FitzPatrick has a contract asset recorded for an agreement between Entergy subsidiaries and NYPA entered when Entergy subsidiaries purchased FitzPatrick from NYPA in 2000 and NYPA retained the decommissioning trusts and the decommissioning liabilities. NYPA has the right to require the Entergy subsidiaries to assume the decommissioning liability provided that it assigns the decommissioning trust, up to a specified level, to Entergy. If the decommissioning liabilities are retained by NYPA, the Entergy subsidiaries will perform the decommissioning of the plant at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts. The contract asset represents an estimate of the present value of the difference between the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies. See Note 9 to the financial statements in the Form 10-K for further discussion of the contract asset. As there is now a change in expectation regarding the timing of decommissioning cash flows, the result was a write down of the contract asset from $335 million to $131 million, for a charge of $204 million. In summary, the impairment and related charges for FitzPatrick total $965 million ($624 million after-tax).

The estimated fair value of the Pilgrim plant and related long-lived assets is $65 million, while the carrying value was $718 million, resulting in an impairment charge of $653 million. Materials and supplies were evaluated and written down by $24 million. In summary, the total impairment loss and related charges for Pilgrim is $677 million ($438 million after-tax). The pre-impairment carrying value of $718 million includes the effect of a $134 million increase in Pilgrim’s estimated decommissioning cost liability and the related asset retirement cost asset. The increase in the estimated decommissioning cost liability primarily resulted from the change in expectation regarding the timing of decommissioning cash flows.

The impairments and other related charges are recorded as a separate line item in Entergy’s consolidated statements of operations for the three and nine months ended September 30, 2015 and are included within the results of the Entergy Wholesale Commodities segment. In addition to the impairment and other related charges, Entergy preliminarily estimates that it expects to incur additional charges from late-2015 into mid-2019 of up to approximately $175 million for severance and employee retention costs relating to the decisions to shut down FitzPatrick and Pilgrim.

The estimates of fair value were based on the prices that Entergy would expect to receive in hypothetical sales of the FitzPatrick and Pilgrim plants and related assets to a market participant. In order to determine these prices, Entergy used significant observable inputs, including quoted forward power and gas prices, where available. Significant unobservable inputs, such as projected long-term pre-tax operating margins (cash basis) and estimated weighted average costs of capital, were also used in the estimation of fair value. In addition, Entergy made certain assumptions regarding future tax deductions associated with the plants and related assets as well as the amount and timing of recoveries from future litigation with the DOE related to spent fuel storage costs. Based on the use of significant unobservable inputs, the fair value measurements for the entirety of the asset groups, and for each type of asset within the asset groups, are classified as Level 3 in the fair value hierarchy discussed in Note 8 to the financial statements.

The following table sets forth a description of significant unobservable inputs used in the valuation of the FitzPatrick and Pilgrim plants and related assets:

FitzPatrick

Significant Unobservable Inputs	Amount

Weighted average cost of capital	7.5%
Long-term pre-tax operating margin (cash basis)	10.2%

Pilgrim

Significant Unobservable Inputs	Range	Weighted Average

Weighted average cost of capital	7.5% - 8.0%	7.9%
Long-term pre-tax operating margin (cash basis)	2.4% - 10.6%	8.1%

Entergy’s Accounting Policy group, which reports to the Chief Accounting Officer, was primarily responsible for determining the valuation of the FitzPatrick and Pilgrim plants and related assets, in consultation with external advisors.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s Accounting Policy group obtained and reviewed information from other Entergy departments with expertise on the various inputs and assumptions that were necessary to calculate the fair values of the asset groups.

NOTE 12.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of variable interest entities.  See Note 4 to the financial statements herein for details of the nuclear fuel companies’ credit facilities and commercial paper borrowings and long-term debt.

Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy New Orleans, is a variable interest entity, and Entergy New Orleans is the primary beneficiary. In July 2015, Entergy New Orleans Storm Recovery Funding issued $98.7 million of storm cost recovery bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs, including carrying costs, the costs of funding and replenishing the storm recovery reserve, and up-front financing costs associated with the securitization. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The storm recovery property is reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections. See Note 4 to the financial statements herein for additional details regarding the securitization bonds.

Entergy Louisiana and System Energy are each considered to hold a variable interest in the lessors from which they lease, respectively, undivided interests representing approximately 9.3% of the Waterford 3 and 11.5% of the Grand Gulf nuclear plants. Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements in the Form 10-K. Entergy Louisiana made payments on its lease, including interest, of $7.8 million and $8.3 million in the three months ended September 30, 2015 and 2014, respectively. Entergy Louisiana made payments on its lease, including interest, of $28.8 million and $31 million in the nine months ended September 30, 2015 and 2014, respectively. System Energy made payments on its lease, including interest, of $14.6 million in the three months ended September 30, 2015. System Energy made payments on its lease, including interest, of $52.3 million and $51.6 million in the nine months ended September 30, 2015 and 2014, respectively.

NOTE 13.  ASSET RETIREMENT OBLIGATIONS  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

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

In the third quarter 2015, Entergy Wholesale Commodities recorded a revision to the contract asset recorded as a result of the agreement between Entergy subsidiaries and NYPA entered when Entergy subsidiaries purchased FitzPatrick from NYPA in 2000. NYPA retained the decommissioning trusts and the decommissioning liabilities. NYPA has the right to require the Entergy subsidiaries to assume the decommissioning liability provided that it assigns

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the decommissioning trust, up to a specified level, to Entergy. If the decommissioning liabilities are retained by NYPA, the Entergy subsidiaries will perform the decommissioning of the plant at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts. The contract asset represents an estimate of the present value of the difference between the stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies. As there is now a change in expectation regarding the timing of decommissioning cash flows, the result was a write down of the contract asset from $335 million to $131 million, for a charge of $204 million. See Note 9 to the financial statements in the Form 10-K for further discussion of the contract asset. See Note 11 to the financial statements herein for further discussion of the planned shutdown of the FitzPatrick plant.

In the third quarter 2015, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Pilgrim as a result of a revised decommissioning cost study. The revised estimate resulted in a $134 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations of the plant no later than June 2019. The asset retirement cost asset was included in the Pilgrim carrying value that was written down to fair value in the third quarter 2015. See Note 11 to the financial statements herein for discussion of the impairment of the value of the Pilgrim plant.

After shutdown, Pilgrim will transition to decommissioning. The Pilgrim nuclear decommissioning trust had a balance of approximately $870 million as of September 30, 2015, representing excess financial assurance of approximately $240 million for license termination activities above NRC-required assurance levels. Filings with the NRC for planned shutdown activities will determine whether any other financial assurance may be required and will specifically address funding for spent fuel management, which will be required until the federal government takes possession of the fuel and removes it from the site, per its current obligation. No additional funding is anticipated at this time.

As discussed in Note 9 to the financial statements in the Form 10-K, Entergy expects that amounts available in Vermont Yankee’s decommissioning trust fund, including expected earnings, together with the credit facilities entered into in January 2015 that are expected to be repaid with recoveries from DOE litigation related to spent fuel storage, will be sufficient to cover Vermont Yankee’s expected costs of decommissioning, spent fuel management costs and site restoration.  In June 2015 the NRC issued an exemption from its regulations to allow Vermont Yankee to use its decommissioning trust fund to pay for approximately $225 million of estimated future spent fuel management costs that will not be paid for using funds from the credit facilities.  In August 2015, Vermont and two Vermont utilities filed a petition in the U.S. Court of Appeals for the D.C. Circuit challenging the NRC’s issuance of that exemption.  If the appeal were to result in a final decision denying Vermont Yankee the exemption allowing the use of its decommissioning trust fund to pay for these spent fuel management costs, Vermont Yankee would have to satisfy the NRC that it had a plan to obtain additional funds to enable it to pay for these costs until the federal government takes possession of the fuel and removes it from the site.

NOTE 14.  BASIS OF PRESENTATION  (Entergy New Orleans)

On September 1, 2015, Entergy Louisiana transferred its Algiers assets to Entergy New Orleans for a purchase price of approximately $85 million, subject to closing adjustments. Entergy New Orleans paid Entergy Louisiana $58.7 million, including a final true-up in October 2015, from available cash and issued a note payable to Entergy Louisiana in the amount of $25.5 million. Because the asset transfer was a transaction involving entities under common control, Entergy New Orleans recognized the assets and liabilities transferred to it at their carrying amounts in the accounts of Entergy Louisiana at the time of the asset transfer. The effect of the Algiers transfer has been retrospectively applied to Entergy New Orleans’s financial statements that are presented in this report.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

________________

In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented.  Entergy’s business is subject to seasonal fluctuations, however, with peak periods occurring typically during the first and third quarters.  The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2015, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2015 Compared to Third Quarter 2014

Net income decreased $7.3 million primarily due to higher other operation and maintenance expenses, lower other income, and higher taxes other than income taxes, partially offset by higher net revenue.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income decreased $25.3 million primarily due to higher other operation and maintenance expenses, higher nuclear refueling outage expenses, higher taxes other than income taxes, higher interest expense, and higher depreciation and amortization expenses, partially offset by higher net revenue and a lower effective income tax rate.

Net Revenue

Third Quarter 2015 Compared to Third Quarter 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter 2015 to the third quarter 2014:

Amount
(In Millions)
2014 net revenue	$396.6
Volume/weather	26.8
Asset retirement obligation	9.2
Retail electric price	5.6
Other	2.3
2015 net revenue	$440.5

The volume/weather variance is primarily due to an increase of 374 GWh, or 6%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the third quarter 2015 compared to the third quarter 2014 is primarily caused by an increase in regulatory credits because of lower realized gains on decommissioning trust fund investments.

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2015. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

Amount
(In Millions)
2014 net revenue	$1,030.5
Volume/weather	29.7
Retail electric price	17.4
Asset retirement obligation	5.6
Other	(0.3)
2015 net revenue	$1,082.9

The volume/weather variance is primarily due to an increase of 286 GWh, or 2%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage.  The increase in industrial usage is primarily due to increased demand for existing customers primarily in the primary metals and petroleum industries.

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2014 and July 2015. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily caused by an increase in regulatory credits because of lower realized gains on decommissioning trust fund investments.

Other Income Statement Variances

Third Quarter 2015 Compared to Third Quarter 2014

Other operation and maintenance expenses increased primarily due to:

•
an increase of $20.4 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in the third quarter 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s Reactor Oversight Process Action Matrix. See “ANO Damage, Outage, and NRC Reviews” below;

•	an increase of $12.5 million in distribution expenses primarily due to vegetation maintenance and higher labor costs; and

•	an increase of $3.3 million in fossil-fueled generation expenses due to an overall higher scope of work in 2015 as compared to the same period in 2014.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher residential and commercial revenues in 2015 as compared to the same period in 2014 and an increase in payroll taxes. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Other income decreased primarily due to lower realized gains in 2015 as compared to the same period in 2014 on the decommissioning trust fund investments. There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Interest expense increased primarily due to the issuance of $250 million of 4.95% Series first mortgage bonds in December 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Nuclear refueling outage expenses increased primarily due to higher costs associated with the most recent outage as compared to the previous outages.

Other operation and maintenance expenses increased primarily due to:

•
an increase of $35.6 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s Reactor Oversight Process Action Matrix. See “ANO Damage, Outage, and NRC Reviews” below;

•	an increase of $18.9 million in distribution expenses primarily due to vegetation maintenance and higher labor costs;

•
an increase of $14.7 million in energy efficiency costs, including the effects of true-ups to the energy efficiency filings for fixed costs to be collected from customers. Energy efficiency costs are recovered through the energy efficiency rider and have a minimal effect on net income; and

•	an increase of $5.6 million in fossil-fueled generation expenses due to an overall higher scope of work in 2015 as compared to the same period in 2014.

The increase was partially offset by a decrease of $6.5 million related to incentives recognized as a result of participation in energy efficiency programs.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher residential and commercial revenues in 2015 as compared to the same period in 2014, an increase in payroll taxes, and an increase in ad valorem taxes. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Interest expense increased primarily due to the issuance of $250 million of 4.95% Series first mortgage bonds in December 2014.

Income Taxes

The effective income tax rate was 39.9% for the third quarter 2015. The difference in the effective income tax rate for the third quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 38.1% for the nine months ended September 30, 2015. The difference in the effective income tax rate for the nine months ended September 30, 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

computations for the 2006-2007 audit from the IRS. See Note 10 to the financial statements herein for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

The effective income tax rate was 41.4% for the third quarter 2014 and 42.3% for the nine months ended September 30, 2014. The differences in the effective income tax rates for the third quarter 2014 and the nine months ended September 30, 2014 versus the federal statutory rate of 35% were primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

ANO Damage, Outage, and NRC Reviews

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

As discussed in the Form 10-K, in January 2015 the NRC issued its final risk significance determination for the flood barrier violation originally cited in the September 2014 report. The NRC’s final risk significance determination was classified as “yellow with substantial safety significance.” In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 will require significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental costs of approximately $50 million in 2015, of which $38 million had been incurred as of September 30, 2015, and approximately $35 million in 2016 to prepare for the NRC inspection expected to occur in early 2016.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$218,505	$127,022

Cash flow provided by (used in):
Operating activities	408,202	199,435
Investing activities	(495,777)	(401,834)
Financing activities	(11,570)	87,204
Net decrease in cash and cash equivalents	(99,145)	(115,195)

Cash and cash equivalents at end of period	$119,360	$11,827

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities increased $208.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in the recovery of fuel and purchased power costs including System Agreement bandwidth remedy collections from customers of $64 million received in 2015, a $68 million payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period, and a $34 million payment made in September 2014 as a result of the compliance filing pursuant to the FERC’s orders related to the bandwidth payments/receipts for the comprehensive recalculation for 2007, 2008, and 2009. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

The increase was partially offset by:

•
an increase in nuclear generation expenses primarily due to an increase in regulatory compliance costs. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s Reactor Oversight Process Action Matrix. See “ANO Damage, Outage, and NRC Reviews” above;

•
an increase of $16 million in pension contributions in 2015. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;

•
an increase of $15.9 million in income tax payments. Entergy Arkansas made income tax payments of $17.6 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments made in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit; and

•
$10.7 million in insurance proceeds received in 2014 for property damages related to the generator stator incident at ANO. See “ANO Damage, Outage, and NRC Reviews” above and in the Form 10-K for a discussion of the ANO stator incident.

Investing Activities

Net cash flow used in investing activities increased $93.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•	an increase in transmission construction expenditures primarily due to a higher scope of work in 2015 as compared to the same period in 2014;

•
an increase in nuclear construction expenditures primarily due to a higher scope of work on various nuclear projects in 2015 as compared to the same period in 2014 and compliance with NRC post-Fukushima requirements;

•
$29.3 million in insurance proceeds received in 2014 for property damages related to the generator stator incident at ANO. See “ANO Damage, Outage, and NRC Reviews” above and in the Form 10-K for a discussion of the ANO stator incident;

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	money pool activity.

The increase was partially offset by a decrease in distribution and transmission construction expenditures primarily due to higher storm restoration spending in 2014.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Increases in Entergy Arkansas’s receivable from the money pool are a use of cash flow, and Entergy Arkansas’s receivable from the money pool increased by $0.2 million for the nine months ended September 30, 2015 compared to decreasing by $17.5 million for the nine months ended September 30, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Arkansas’s financing activities used $11.6 million of cash for the nine months ended September 30, 2015 compared to providing $87.2 million of cash for the nine months ended September 30, 2014 primarily due to the following activity:

•	money pool activity;

•	net repayments of $10.7 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2015 compared to net borrowings of $8 million in 2014; and

•
the issuance of $375 million of 3.7% Series first mortgage bonds in March 2014, the proceeds of which were used to pay, prior to maturities, a $250 million term loan in March 2014 and $115 million of 5.0% Series first mortgage bonds in April 2014.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $63.7 million for the nine months ended September 30, 2014.

See Note 5 to the financial statements in the Form 10-K and Note 4 to the financial statements herein for more details on long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to an increase in retained earnings.

	September 30, 2015	December 31, 2014
Debt to capital	57.1%	58.4%
Effect of excluding the securitization bonds	(0.6%)	(0.7%)
Debt to capital, excluding securitization bonds (a)	56.5%	57.7%
Effect of subtracting cash	(1.2%)	(2.2%)
Net debt to net capital, excluding securitization bonds (a)	55.3%	55.5%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. Following are updates to the information provided in the Form 10-K. Entergy Arkansas is developing its capital investment plan for 2016 through 2018 and currently anticipates making $1.7 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as transmission upgrades, resource planning, generation projects, system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
(In Thousands)
$2,435	$2,218	($63,677)	$17,531

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in August 2020. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2016. The $150 million credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2015, there were no cash borrowings and no letters of credit outstanding under the credit facilities.  In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of September 30, 2015, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  As of September 30, 2015, $37.2 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

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

In December 2014, Entergy Texas filed its application for Certificate of Convenience and Necessity (CCN) with the PUCT seeking one of the two necessary PUCT approvals of the acquisition.  In April 2015 intervenors, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers, and the East Texas Electric Cooperative each filed testimony opposing the transaction. In May 2015, PUCT staff filed testimony opposing the transaction. The PUCT held a hearing in June 2015 on Entergy Texas’s CCN application, resulting in a PUCT request for additional testimony, which Entergy Texas and intervenors filed in June and July 2015. In a separate proceeding initiated in June 2015, Entergy Texas filed a rate application to seek cost recovery of its power block acquisition costs and other costs.  In July 2015 the PUCT requested briefing on legal and policy issues related to post-test year adjustments and other

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

rate-recovery issues in Entergy Texas’s base rate case. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the CCN filing and withdraw the rate case. In July 2015, Entergy Texas withdrew the rate case and, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application. On July 20, 2015, the State Office of Administrative Hearings issued an order dismissing the rate case without prejudice. On July 30, 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans, subject to City Council approval and the satisfaction of other conditions to close the transaction. The acquisition by Entergy New Orleans would replace the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the acquisition of the power block and seeking approval of the recovery of the associated costs. The City Council advisors filed testimony in October 2015 supporting the transaction. There have been no interventions in the docket. In October 2015 the remaining procedural schedule was suspended while the parties work towards resolution of the issues. A City Council decision is expected in November 2015.

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery.  In May 2015 the LPSC staff and intervenors filed testimony. The LPSC staff testimony supports the transaction. In June 2015, Entergy Gulf States Louisiana filed rebuttal testimony. Supplemental testimony was submitted in July 2015 explaining the reallocation of one of the power blocks to Entergy New Orleans and clarifying that Entergy Gulf States Louisiana would own 100% of the capacity and associated energy of two power blocks. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In September 2015, Entergy Gulf States Louisiana and the LPSC staff filed the joint stipulation and supporting testimony, and a hearing on the settlement was held in October 2015. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent.

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery.  In July and August 2015 the APSC staff and the Arkansas Attorney General filed testimony stating that the acquisition is in the public interest. Only one party intervened opposing the acquisition. A hearing was held in September 2015, and a decision is expected in November 2015.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Filings were made with the FERC in September 2015 replacing Entergy Texas with Entergy New Orleans as an applicant in the filings and providing supplemental information. Decisions on the FERC filings are expected by December 2015.

Closing of the purchase is targeted to occur in late-2015.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following is an update to that discussion.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notifies the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requests a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requests a 10.2% return on common equity. In May 2015 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas and establishing a procedural schedule to complete its investigation of Entergy Arkansas’s application. In September 2015 APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. Entergy Arkansas filed rebuttal testimony in October 2015. A public evidentiary hearing is scheduled to begin in January 2016.

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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$714,353	$627,153	$1,777,415	$1,653,656

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	176,164	86,932	426,351	196,007
Purchased power	105,321	141,042	285,806	433,513
Nuclear refueling outage expenses	13,603	12,541	39,109	30,717
Other operation and maintenance	214,536	170,868	544,446	468,124
Decommissioning	12,713	11,938	37,508	34,853
Taxes other than income taxes	28,905	26,081	77,589	69,515
Depreciation and amortization	61,527	59,805	183,169	176,634
Other regulatory charges (credits) - net	(7,652)	2,589	(17,604)	(6,394)
TOTAL	605,117	511,796	1,576,374	1,402,969

OPERATING INCOME	109,236	115,357	201,041	250,687

OTHER INCOME
Allowance for equity funds used during construction	3,950	1,816	9,856	5,229
Interest and investment income	4,541	12,812	18,354	20,425
Miscellaneous - net	(1,036)	(30)	(1,724)	(761)
TOTAL	7,455	14,598	26,486	24,893

INTEREST EXPENSE
Interest expense	26,360	23,342	79,264	69,863
Allowance for borrowed funds used during construction	(2,246)	(942)	(5,321)	(2,728)
TOTAL	24,114	22,400	73,943	67,135

INCOME BEFORE INCOME TAXES	92,577	107,555	153,584	208,445

Income taxes	36,915	44,575	58,532	88,090

NET INCOME	55,662	62,980	95,052	120,355

Preferred dividend requirements	1,718	1,718	5,155	5,155

EARNINGS APPLICABLE TO COMMON STOCK	$53,944	$61,262	$89,897	$115,200

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$95,052	$120,355
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	303,653	285,824
Deferred income taxes, investment tax credits, and non-current taxes accrued	4,483	119,305
Changes in assets and liabilities:
Receivables	(74,495)	(19,754)
Fuel inventory	140	13,014
Accounts payable	16,193	(102,234)
Prepaid taxes and taxes accrued	34,588	(40,576)
Interest accrued	4,196	(1,029)
Deferred fuel costs	106,499	(155,571)
Other working capital accounts	(26,988)	61,711
Provisions for estimated losses	497	(911)
Other regulatory assets	35,483	(8,307)
Pension and other postretirement liabilities	(97,650)	(84,298)
Other assets and liabilities	6,551	11,906
Net cash flow provided by operating activities	408,202	199,435

INVESTING ACTIVITIES
Construction expenditures	(428,491)	(397,055)
Allowance for equity funds used during construction	11,394	7,701
Nuclear fuel purchases	(119,285)	(123,358)
Proceeds from sale of nuclear fuel	52,281	75,860
Proceeds from nuclear decommissioning trust fund sales	190,759	155,403
Investment in nuclear decommissioning trust funds	(197,787)	(162,916)
Changes in money pool receivable - net	(217)	17,531
Changes in securitization account	(4,431)	(4,480)
Insurance proceeds	—	29,280
Other	—	200
Net cash flow used in investing activities	(495,777)	(401,834)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	461,553
Retirement of long-term debt	(6,521)	(441,318)
Changes in short-term borrowings - net	(10,728)	8,036
Change in money pool payable - net	—	63,677
Dividends paid:
Preferred stock	(5,155)	(5,155)
Other	10,834	411
Net cash flow provided by (used in) financing activities	(11,570)	87,204

Net decrease in cash and cash equivalents	(99,145)	(115,195)
Cash and cash equivalents at beginning of period	218,505	127,022
Cash and cash equivalents at end of period	$119,360	$11,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$70,902	$66,838
Income taxes	$17,592	$1,714

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$8,799	$10,526
Temporary cash investments	110,561	207,979
Total cash and cash equivalents	119,360	218,505
Securitization recovery trust account	8,527	4,096
Accounts receivable:
Customer	164,445	97,314
Allowance for doubtful accounts	(32,633)	(32,247)
Associated companies	35,983	32,187
Other	102,068	110,269
Accrued unbilled revenues	93,076	80,704
Total accounts receivable	362,939	288,227
Accumulated deferred income taxes	—	21,533
Deferred fuel costs	36,046	143,279
Fuel inventory - at average cost	50,758	50,898
Materials and supplies - at average cost	169,101	162,792
Deferred nuclear refueling outage costs	49,332	29,690
Prepayments and other	24,875	9,588
TOTAL	820,938	928,608

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	746,526	769,883
Other	12,842	14,170
TOTAL	759,368	784,053

UTILITY PLANT
Electric	9,436,493	9,139,181
Property under capital lease	875	961
Construction work in progress	331,352	284,322
Nuclear fuel	285,488	293,695
TOTAL UTILITY PLANT	10,054,208	9,718,159
Less - accumulated depreciation and amortization	4,328,022	4,191,959
UTILITY PLANT - NET	5,726,186	5,526,200

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	62,326	64,214
Other regulatory assets (includes securitization property of $57,140 as of September 30, 2015 and $67,877 as of December 31, 2014)	1,357,681	1,391,276
Deferred fuel costs	66,634	65,900
Other	47,024	47,674
TOTAL	1,533,665	1,569,064

TOTAL ASSETS	$8,840,157	$8,807,925

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$55,000	$—
Short-term borrowings	37,240	47,968
Accounts payable:
Associated companies	51,871	56,078
Other	179,038	174,998
Customer deposits	117,515	115,647
Taxes accrued	58,828	24,240
Accumulated deferred income taxes	27,876	15,009
Interest accrued	24,446	20,250
Other	52,431	27,872
TOTAL	604,245	482,062

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,964,251	1,997,983
Accumulated deferred investment tax credits	36,807	37,708
Other regulatory liabilities	232,811	254,036
Decommissioning	859,440	818,351
Accumulated provisions	6,186	5,689
Pension and other postretirement liabilities	474,255	571,870
Long-term debt (includes securitization bonds of $69,656 as of September 30, 2015 and $76,164 as of December 31, 2014)	2,610,002	2,671,343
Other	21,676	28,296
TOTAL	6,205,428	6,385,276

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2015 and 2014	470	470
Paid-in capital	588,471	588,471
Retained earnings	1,325,193	1,235,296
TOTAL	1,914,134	1,824,237

TOTAL LIABILITIES AND EQUITY	$8,840,157	$8,807,925

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$470	$588,471	$1,130,777	$1,719,718

Net income	—	—	120,355	120,355
Preferred stock dividends	—	—	(5,155)	(5,155)

Balance at September 30, 2014	$470	$588,471	$1,245,977	$1,834,918

Balance at December 31, 2014	$470	$588,471	$1,235,296	$1,824,237

Net income	—	—	95,052	95,052
Preferred stock dividends	—	—	(5,155)	(5,155)

Balance at September 30, 2015	$470	$588,471	$1,325,193	$1,914,134

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$280	$234	$46	20
Commercial	162	140	22	16
Industrial	152	133	19	14
Governmental	5	5	—	—
Total retail	599	512	87	17
Sales for resale:
Associated companies	32	36	(4)	(11)
Non-associated companies	59	59	—	—
Other	24	20	4	20
Total	$714	$627	$87	14

Billed Electric Energy Sales (GWh):
Residential	2,478	2,233	245	11
Commercial	1,826	1,730	96	6
Industrial	1,952	1,920	32	2
Governmental	66	65	1	2
Total retail	6,322	5,948	374	6
Sales for resale:
Associated companies	606	387	219	57
Non-associated companies	2,269	1,788	481	27
Total	9,197	8,123	1,074	13

	Nine Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$661	$592	$69	12
Commercial	392	350	42	12
Industrial	361	317	44	14
Governmental	14	13	1	8
Total retail	1,428	1,272	156	12
Sales for resale:
Associated companies	93	97	(4)	(4)
Non-associated companies	167	195	(28)	(14)
Other	89	90	(1)	(1)
Total	$1,777	$1,654	$123	7

Billed Electric Energy Sales (GWh):
Residential	6,449	6,361	88	1
Commercial	4,615	4,519	96	2
Industrial	5,175	5,071	104	2
Governmental	177	179	(2)	(1)
Total retail	16,416	16,130	286	2
Sales for resale:
Associated companies	1,713	1,232	481	39
Non-associated companies	6,597	5,211	1,386	27
Total	24,726	22,573	2,153	10

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K.

As discussed in the Form 10-K, Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. In the application, Entergy Louisiana and Entergy Gulf States Louisiana identified potential benefits, including enhanced economic and customer diversity, enhanced geographic and supply diversity, and greater administrative efficiency. In the initial proceedings with the LPSC, Entergy Louisiana and Entergy Gulf States Louisiana estimated that the business combination could produce up to $128 million in measurable customer benefits during the first ten years following the transaction’s close including proposed guaranteed customer credits of $97 million in the first nine years.  In April 2015 the LPSC staff and intervenors filed testimony in the LPSC business combination proceeding. The testimony recommended an extensive set of conditions that would be required in order to recommend that the LPSC find that the business combination was in the public interest. The LPSC staff’s primary concern appeared to be potential shifting in fuel costs between Entergy Louisiana and Entergy Gulf States Louisiana customers. In May 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed rebuttal testimony. After the testimony was filed with the LPSC, the parties engaged in settlement discussions that ultimately led to the execution of an uncontested stipulated settlement (“stipulated settlement”), which was filed with the LPSC in July 2015. Through the stipulated settlement, the parties agreed to terms upon which to recommend that the LPSC find that the business combination was in the public interest. The stipulated settlement, which was either joined, or unopposed, by all parties to the LPSC proceeding, represents a compromise of stakeholder positions and was the result of an extensive period of analysis, discovery, and negotiation. The stipulated settlement provides $107 million in guaranteed customer benefits during the first nine years following the transaction’s close. Additionally, the combined company will honor the 2013 Entergy Louisiana and Entergy Gulf States Louisiana rate case settlements, including the commitments that (1) there will be no rate increase for legacy Entergy Gulf States Louisiana customers for the 2014 test year, and (2) through the 2016 test year formula rate plan, Entergy Louisiana (as a combined entity) will not raise rates by more than $30 million, net of the $10 million rate increase included in the Entergy Louisiana legacy formula rate plan. The stipulated settlement also describes the process for implementing a fuel-tracking mechanism that is designed to address potential effects arising from the shifting of fuel costs between legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana customers as a result of the combination of those companies’ fuel adjustment clauses. Specifically, the fuel tracker would reallocate such cost shifts as between legacy customers of the companies on an after-the-fact basis, and the calculation of the fuel tracker will be submitted annually in a compliance filing. The stipulated settlement also provides that Entergy Gulf States Louisiana and Entergy Louisiana are permitted to defer certain external costs that were incurred to achieve the business combination’s customer benefits. The deferred amount, which shall not exceed $25 million, will be subject to a prudence review and amortized over a 10-year period. In third quarter 2015 a deferral of $13 million for these external costs was recorded. A hearing on the stipulated settlement in the LPSC proceeding was held in July 2015. In August 2015 the LPSC approved the business combination.

Entergy Louisiana and Entergy Gulf States Louisiana filed applications with the FERC requesting authorization for the business combination. The FERC issued orders authorizing the business combination. In August 2015 the NRC approved the applications for the River Bend and Waterford 3 license transfers as part of the steps to complete the business combination.

On October 1, 2015, the businesses formerly conducted by Entergy Louisiana (Old Entergy Louisiana) and Entergy Gulf States Louisiana (Old Entergy Gulf States Louisiana) were combined into a single public utility. In order to effect the business combination, under the Texas Business Organizations Code (TXBOC), Old Entergy Louisiana

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

allocated substantially all of its assets to a new subsidiary, Entergy Louisiana Power, LLC, a Texas limited liability company (New Entergy Louisiana), and New Entergy Louisiana assumed the liabilities of Old Entergy Louisiana, in a transaction regarded as a merger under the TXBOC. Under the TXBOC, Old Entergy Gulf States Louisiana allocated substantially all of its assets to a new subsidiary (New Entergy Gulf States Louisiana) and New Entergy Gulf States Louisiana assumed the liabilities of Old Entergy Gulf States Louisiana, in a transaction regarded as a merger under the TXBOC. New Entergy Gulf States Louisiana then merged into New Entergy Louisiana with New Entergy Louisiana surviving the merger. Thereupon, Old Entergy Louisiana changed its name from “Entergy Louisiana, LLC” to “EL Investment Company, LLC” and New Entergy Louisiana changed its name from “Entergy Louisiana Power, LLC” to “Entergy Louisiana, LLC”. With the completion of the business combination, New Entergy Louisiana holds substantially all of the assets, and has assumed the liabilities, of Old Entergy Louisiana and Old Entergy Gulf States Louisiana. The combination was accounted for as a transaction between entities under common control. The financial statements of Entergy Louisiana included herein do not reflect the completion of the business combination. See Note 10 to the financial statements herein for further discussion of the customer credits resulting from the business combination.

Results of Operations

Net Income

Third Quarter 2015 Compared to Third Quarter 2014

Net income decreased $4.8 million primarily due to lower other income, a higher effective income tax rate, higher other operation and maintenance expenses, and higher interest expense, partially offset by higher net revenue.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income increased $14.4 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses, lower other income, higher interest expense, and a higher effective income tax rate.

Net Revenue

Third Quarter 2015 Compared to Third Quarter 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2015 to the third quarter 2014:

Amount
(In Millions)
2014 net revenue	$379.6
Retail electric price	33.3
Volume/weather	15.8
Net wholesale revenue	10.4
MISO deferral	(8.1)
Other	(3.3)
2015 net revenue	$427.7

The retail electric price variance is primarily due to formula rate plan increases, as approved by the LPSC, effective December 2014 and January 2015. Entergy Louisiana’s formula rate plan increases are discussed in Note 2 to the financial statements in the Form 10-K.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 375 GWh, or 4%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage.  The increase in industrial usage is primarily due to increased demand for existing large refinery customers and the addition of new customers.

The net wholesale revenue variance is primarily due to the sale of generation from the Ninemile Unit 6 plant of 25% to Entergy Gulf States Louisiana and 20% to Entergy New Orleans, pursuant to a long-term power purchase agreement. The Ninemile Unit 6 plant was placed in service in December 2014.

The MISO deferral variance is primarily due to the deferral in 2014 of non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

Amount
(In Millions)
2014 net revenue	$987.4
Retail electric price	98.7
Net wholesale revenue	30.8
Volume/weather	29.3
MISO deferral	(15.5)
Other	3.5
2015 net revenue	$1,134.2

The retail electric price variance is primarily due to formula rate plan increases, as approved by the LPSC, effective December 2014 and January 2015. Entergy Louisiana’s formula rate plan increases are discussed in Note 2 to the financial statements in the Form 10-K.

The net wholesale revenue variance is primarily due to the sale of generation from the Ninemile Unit 6 plant of 25% to Entergy Gulf States Louisiana and 20% to Entergy New Orleans, pursuant to a long-term power purchase agreement. The Ninemile Unit 6 plant was placed in service in December 2014.

The volume/weather variance is primarily due to an increase of 376 GWh, or 2%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to increased demand for existing large refinery customers, new customers, and expansion projects primarily in the chemicals industry.

The MISO deferral variance is primarily due to the deferral in 2014 of non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Third Quarter 2015 Compared to Third Quarter 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $4 million in nuclear generation expenses primarily due to an increased scope of work performed in 2015;

•	an increase of $2.9 million primarily due to the deferral in 2014 of certain external costs related to the Algiers rate case;

•	an increase resulting from losses of $0.4 million on the sale of surplus diesel inventory in 2015 compared to gains of $2.2 million on the sale of surplus diesel inventory in 2014;

•
an increase of $1.7 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefit costs as a result of lower discount rates and changes in retirement and mortality assumptions, partially offset by a decrease in the accrual for incentive-based compensation. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	an increase of $1.4 million due to the amortization effective December 2014 of costs related to the transition and implementation of joining the MISO RTO.

The increase was partially offset by a decrease of $6.5 million related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination, including the deferral recorded in the third quarter 2015, as approved by the LPSC, of $6.7 million of certain external costs incurred. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” above for discussion of the business combination.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Ninemile Unit 6 project which was placed in service in December 2014.

Other income decreased primarily due to $7.6 million of carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac as approved by the LPSC and a decrease in the allowance for equity funds used during construction due to a higher construction work in progress balance in 2014, which included the Ninemile Unit 6 project. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest expense increased primarily due to the decrease in the allowance for borrowed funds used during construction due to a higher construction work in progress balance in 2014, including the Ninemile Unit 6 project which was placed in service in December 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $15.4 million in nuclear generation expenses primarily due to an increased scope of work performed in 2015;

•	an increase of $12 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done during plant outages in 2015 as compared to the same period in 2014;

•
an increase resulting from losses of $1.7 million on the sale of surplus diesel inventory in 2015 compared to gains of $3.9 million on the sale of surplus oil inventory and $2.2 million on the sale of surplus diesel inventory in 2014;

•	an increase of $4.5 million due to the amortization effective December 2014 of costs related to the transition and implementation of joining the MISO RTO;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•
an increase of $4 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. There is no effect on net income due to the recovery of these costs through the formula rate plan.  See Note 2 to the financial statements in the Form 10-K for further information on the recovery of these costs; and

•	an increase of $2.5 million primarily due to the deferral in 2014 of certain external costs related to the Algiers rate case.

The increase was partially offset by a decrease of $4.6 million related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination, including the deferral recorded in the third quarter 2015, as approved by the LPSC, of $6.7 million of certain external costs incurred. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” above for discussion of the business combination.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Ninemile Unit 6 project which was placed in service in December 2014.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to a higher construction work in progress balance in 2014, which included the Ninemile Unit 6 project and $7.6 million of carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac as approved by the LPSC. The decrease was partially offset by an increase of $7.5 million due to income earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing.

Interest expense increased primarily due to:

•
the decrease in the allowance for borrowed funds used during construction due to a higher construction work in progress balance in 2014, including the Ninemile Unit 6 project which was placed in service in December 2014;

•	the issuance of $250 million of 4.95% Series first mortgage bonds in November 2014; and

•	the issuance of $190 million of 3.78% Series first mortgage bonds in July 2014.

The increase was partially offset by the retirement, at maturity, of $250 million of 1.875% Series first mortgage bonds in December 2014.

Income Taxes

The effective income tax rate was 34.5% for the third quarter 2015.  The difference in the effective income tax rate for the third quarter 2015 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes.

The effective income tax rate was 31.1% for the nine months ended September 30, 2015.  The difference in the effective income tax rate for the nine months ended September 30, 2015 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS, partially offset by state income taxes. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

The effective income tax rate was 26.4% for the third quarter 2014.  The difference in the effective income tax rate for the third quarter 2014 versus the federal statutory rate of 35% was primarily due to book and tax differences

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

related to the non-taxable income distributions earned on preferred membership interests, book and tax differences related to the allowance for equity funds used during construction, and state income taxes.

The effective income tax rate was 26.6% for the nine months ended September 30, 2014.  The difference in the effective income tax rate for the nine months ended September 30, 2014 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$157,553	$124,007

Cash flow provided by (used in):
Operating activities	637,170	718,817
Investing activities	(338,738)	(823,042)
Financing activities	(215,046)	(16,880)
Net increase (decrease) in cash and cash equivalents	83,386	(121,105)

Cash and cash equivalents at end of period	$240,939	$2,902

Operating Activities

Net cash flow provided by operating activities decreased $81.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to proceeds of $240 million received in 2014 from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financing and decreased recovery of fuel costs in 2015 as compared to the same period in 2014. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing. The decrease was partially offset by:

•	increased net revenue, as discussed above;

•	a decrease of $27.1 million in spending on nuclear refueling outages in 2015; and

•
an increase of $86.4 million in income tax refunds in 2015. Entergy Louisiana received income tax refunds of $86.9 million as of September 30, 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax refunds in 2015 resulted primarily from the settlement of the 2008-2009 IRS audit. As a result, Entergy Louisiana was reimbursed for the utilization of its tax net operating loss within the Entergy consolidated tax group. See Note 10 to the financial statements herein for a discussion of the settlement of the 2008-2009 IRS audit.

Investing Activities

Net cash flow used in investing activities decreased $484.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•
the investment in 2014 of $227 million in affiliate securities as a result of the Act 55 storm cost financing. See Note 2 to the financial statements in the Form 10-K for a discussion of the Act 55 storm cost financing;

•	the deposit of $200 million into the storm reserve escrow account in 2014;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•	cash proceeds of $58.4 million from the transfer of Algiers assets to Entergy New Orleans in September 2015. See “Algiers Asset Transfer” below for more discussion on the transfer;

•	a decrease in fossil-fueled generation construction expenditures primarily due to a decrease in spending on the Ninemile Unit 6 project which was place in service in December 2014; and

•	a decrease in transmission construction expenditures due to a higher scope of work performed in 2014.

The decrease was partially offset by:

•	an increase in nuclear expenditures primarily due to compliance with NRC post-Fukushima requirements;

•	an increase in distribution construction expenditures due to an increased scope of work performed in 2015;

•	an increase in information technology capital expenditures due to various technology projects and upgrades in 2015; and

•	money pool activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $3.6 million for the nine months ended September 30, 2015 compared to decreasing by $17.6 million for the nine months ended September 30, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $198.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•	the issuance of $190 million of 3.78% Series first mortgage bonds in July 2014;

•	the issuance of $40 million of 3.92% Series H Notes by the nuclear fuel company variable interest entity in February 2014;

•
the redemption in September 2015 of $100 million of 6.95% Series preferred membership interests in connection with the Entergy Louisiana and Entergy Gulf States Louisiana business combination, which is discussed above; and

•	a decrease of $42.8 million in net borrowings on the nuclear fuel company variable interest entity’s credit facility in 2015 as compared to the same period in 2014.

The increase was partially offset by a decrease of $128.2 million in common equity distributions and the retirement, at maturity, of $50 million of 5.69% Series E Notes by the nuclear fuel company variable interest entity in July 2014.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for details of long-term debt activity.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2015	December 31, 2014
Debt to capital	53.3%	53.8%
Effect of excluding securitization bonds	(1.0%)	(1.0%)
Debt to capital, excluding securitization bonds (a)	52.3%	52.8%
Effect of subtracting cash	(1.9%)	(1.3%)
Net debt to net capital, excluding securitization bonds (a)	50.4%	51.5%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Entergy Louisiana, LLC and Subsidiaries
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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. Following are updates to the information provided in the Form 10-K. Entergy Louisiana is developing its capital investment plan for 2016 through 2018 and currently anticipates making $3.9 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as environmental compliance spending, transmission upgrades, resource planning, generation projects, system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Louisiana’s receivables from or (payables to) the money pool were as follows:

September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
(In Thousands)
$5,252	$1,649	($7,746)	$17,648

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $200 million scheduled to expire in August 2020.  The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2015, there were no cash borrowings and $3 million of letters of credit outstanding under the credit facility.  Effective October 1, 2015, with the completion of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Louisiana assumed the rights and obligations under Entergy Gulf States Louisiana’s credit facility, such that Entergy Louisiana has a single credit facility in the amount of $350 million. In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of September 30, 2015, a $1 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entity has a credit facility in the amount of $90 million scheduled to expire in June 2016.  As of September 30, 2015, $66.7 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana nuclear fuel company variable interest entity. Effective October 1, 2015, with the completion of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Louisiana has assumed the rights and obligations under Entergy Gulf States Louisiana’s nuclear fuel lease, including its obligations as they relate to the credit facility of the Entergy Gulf States Louisiana nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

In September 2015, Entergy Louisiana redeemed its $100 million of 6.95% Series preferred membership interests as part of a multi-step process to effectuate the Entergy Louisiana and Entergy Gulf States Louisiana Business

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Combination. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K and above for further discussion of the business combination.

Algiers Asset Transfer

As discussed in the Form 10-K, in October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently serve Entergy Louisiana’s customers in Algiers. In April 2015 the FERC issued an order approving the Algiers assets transfer. In May 2015 the parties filed a settlement agreement authorizing the Algiers assets transfer and the settlement agreement was approved by a City Council resolution in May 2015. On September 1, 2015, Entergy Louisiana transferred its Algiers assets to Entergy New Orleans for a purchase price of approximately $85 million, subject to closing adjustments. Entergy New Orleans paid Entergy Louisiana $58.7 million, including a final true-up in October 2015, from available cash and issued a note payable to Entergy Louisiana in the amount of $25.5 million.

St. Charles Power Station

In August 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. Discovery has begun in the proceeding, and a procedural schedule has been adopted providing for an evidentiary hearing to be held in April 2016. Subject to regulatory approval, construction is expected to begin in Summer 2016. Commercial operation is estimated to occur by Summer 2019.

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

In December 2014, Entergy Texas filed its application for Certificate of Convenience and Necessity (CCN) with the PUCT seeking one of the two necessary PUCT approvals of the acquisition.  In April 2015 intervenors, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers, and the East Texas Electric Cooperative each filed testimony opposing the transaction. In May 2015, PUCT staff filed testimony opposing the transaction. The PUCT held a hearing in June 2015 on Entergy Texas’s CCN application, resulting in a PUCT request for additional testimony, which Entergy Texas and intervenors filed in June and July 2015. In a separate proceeding initiated in June 2015, Entergy Texas filed a rate application to seek cost recovery of its power block acquisition costs and other costs.  In July 2015 the PUCT requested briefing on legal and policy issues related to post-test year adjustments and other rate-recovery issues in Entergy Texas’s base rate case. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the CCN filing and withdraw the rate case. In July 2015, Entergy Texas withdrew the rate case and, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application. On July 20, 2015, the State Office of Administrative Hearings issued an order dismissing the rate case without prejudice. On July 30, 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans, subject to City Council approval and the satisfaction of other conditions to close the transaction. The acquisition by Entergy New Orleans would replace the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the acquisition of the power block and seeking approval of the recovery of the associated costs. The City Council advisors filed testimony in October 2015 supporting the transaction. There have been no interventions in the

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

docket. In October 2015 the remaining procedural schedule was suspended while the parties work towards resolution of the issues. A City Council decision is expected in November 2015.

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery.  In May 2015 the LPSC staff and intervenors filed testimony. The LPSC staff testimony supports the transaction. In June 2015, Entergy Gulf States Louisiana filed rebuttal testimony. Supplemental testimony was submitted in July 2015 explaining the reallocation of one of the power blocks to Entergy New Orleans and clarifying that Entergy Gulf States Louisiana would own 100% of the capacity and associated energy of two power blocks. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In September 2015, Entergy Gulf States Louisiana and the LPSC staff filed the joint stipulation and supporting testimony, and a hearing on the settlement was held in October 2015. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent.

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery.  In July and August 2015 the APSC staff and the Arkansas Attorney General filed testimony stating that the acquisition is in the public interest. Only one party intervened opposing the acquisition. A hearing was held in September 2015, and a decision is expected in November 2015.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Filings were made with the FERC in September 2015 replacing Entergy Texas with Entergy New Orleans as an applicant in the filings and providing supplemental information. Decisions on the FERC filings are expected by December 2015.

Closing of the purchase is targeted to occur in late-2015.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following is an update to that discussion.

Retail Rates - Electric

Filings with the LPSC

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery - Retail Rates - Filings with the LPSC” in the Form 10-K for a discussion of
Waterford 3 replacement steam generator project prudence review.
In July 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed an unopposed stipulation with the LPSC that estimated a first year revenue requirement associated with Ninemile 6 and provided a mechanism to update the revenue requirement as the in-service date approached, which was subsequently approved by the LPSC. In late

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

December 2014, roughly contemporaneous with the unit's placement in service, a final updated estimated revenue requirement of $51.1 million for Entergy Louisiana was filed. The December 2014 estimate formed the basis of rates implemented effective with the first billing cycle of January 2015. In July 2015, Entergy Louisiana submitted to the LPSC a compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. In connection with a status conference held in July 2015, a procedural schedule was established that calls for testimony to be filed in November 2015 and January 2016 and a hearing to be held in March 2016.

In connection with the approval of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, the LPSC authorized the filing of a single, joint formula rate plan evaluation report for Entergy Gulf States Louisiana’s and Entergy Louisiana’s 2014 calendar year operations. The joint evaluation report was filed in September 2015 and reflects an earned return on common equity of 9.09%. As such, no adjustment to base formula rate plan revenue is required. The following adjustments are required under the formula rate plan, however: a decrease in the additional capacity mechanism for pre-combination Entergy Louisiana of $17.8 million; an increase in the additional capacity mechanism for pre-combination Entergy Gulf States Louisiana of $4.3 million; and a reduction of $5.5 million to the MISO cost recovery mechanism, to collect approximately $35.7 million on a combined-company basis. Under the order approving the business combination, following completion of the prescribed review period, rates shall be implemented with the first billing cycle of December 2015, subject to refund.

Retail Rates - Gas

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which results in a $706 thousand rate increase.  In April 2015 the LPSC issued findings recommending two adjustments to Entergy Gulf States Louisiana’s as-filed results, and an additional recommendation that does not affect current year results. The LPSC staff’s recommended adjustments increase the earned return on equity for the test year to 7.24%. Entergy Gulf States Louisiana accepted the LPSC staff’s recommendations and a revenue increase of $688 thousand was implemented with the first billing cycle of May 2015.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

(page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$809,939	$870,181	$2,117,657	$2,230,083

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	178,138	289,480	453,627	549,087
Purchased power	202,973	211,954	536,553	719,697
Nuclear refueling outage expenses	5,718	6,995	18,469	23,636
Other operation and maintenance	129,516	123,809	399,141	352,579
Decommissioning	6,521	6,201	19,319	18,370
Taxes other than income taxes	21,797	18,524	62,309	58,014
Depreciation and amortization	70,470	63,479	209,713	189,000
Other regulatory charges (credits) - net	1,123	(10,856)	(6,711)	(26,128)
TOTAL	616,256	709,586	1,692,420	1,884,255

OPERATING INCOME	193,683	160,595	425,237	345,828

OTHER INCOME
Allowance for equity funds used during construction	3,243	10,066	9,625	28,159
Interest and investment income	25,529	34,212	77,637	76,476
Miscellaneous - net	44	320	(2,200)	1,462
TOTAL	28,816	44,598	85,062	106,097

INTEREST EXPENSE
Interest expense	42,718	42,334	129,172	123,709
Allowance for borrowed funds used during construction	(1,763)	(5,293)	(5,230)	(14,809)
TOTAL	40,955	37,041	123,942	108,900

INCOME BEFORE INCOME TAXES	181,544	168,152	386,357	343,025

Income taxes	62,544	44,331	120,075	91,159

NET INCOME	119,000	123,821	266,282	251,866

Preferred dividend requirements and other	1,680	1,738	5,155	5,232

EARNINGS APPLICABLE TO COMMON EQUITY	$117,320	$122,083	$261,127	$246,634

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)

Net Income	$119,000	$123,821	$266,282	$251,866
Other comprehensive loss
Pension and other postretirement liabilities
(net of tax benefit of $16, $179, $34, and $523)	(26)	(287)	(94)	(876)
Other comprehensive loss	(26)	(287)	(94)	(876)
Comprehensive Income	$118,974	$123,534	$266,188	$250,990

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$266,282	$251,866
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	285,538	260,344
Deferred income taxes, investment tax credits, and non-current taxes accrued	161,891	138,892
Changes in working capital:
Receivables	(93,799)	(40,314)
Fuel inventory	6,138	1,692
Accounts payable	(9,664)	(19,141)
Prepaid taxes and taxes accrued	93,318	(7,710)
Interest accrued	(3,647)	(3,234)
Deferred fuel costs	(26,350)	18,544
Other working capital accounts	(3,778)	(23,103)
Changes in provisions for estimated losses	(3,735)	205,017
Changes in other regulatory assets	51,364	(14,086)
Changes in other regulatory liabilities	(29,120)	3,743
Changes in pension and other postretirement liabilities	(34,609)	(36,832)
Other	(22,659)	(16,861)
Net cash flow provided by operating activities	637,170	718,817

INVESTING ACTIVITIES
Construction expenditures	(314,752)	(356,407)
Allowance for equity funds used during construction	9,625	28,159
Nuclear fuel purchases	(101,782)	(117,694)
Proceeds from the sale of nuclear fuel	29,936	46,045
Payments to storm reserve escrow account	(140)	(200,021)
Investment in affiliates	—	(227,273)
Changes to securitization account	(6,837)	(5,812)
Proceeds from nuclear decommissioning trust fund sales	18,311	35,893
Investment in nuclear decommissioning trust funds	(27,913)	(43,580)
Changes in money pool receivable - net	(3,603)	17,648
Proceeds from sale of assets	58,417	—
Net cash flow used in investing activities	(338,738)	(823,042)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	395,977
Retirement of long-term debt	(28,819)	(250,694)
Redemption of preferred membership interests	(100,002)	—
Changes in credit borrowings - net	20,620	63,466
Change in money pool payable - net	—	7,746
Distributions paid:
Common equity	(100,000)	(228,212)
Preferred membership interests	(5,463)	(5,213)
Other	(1,382)	50
Net cash flow used in financing activities	(215,046)	(16,880)

Net increase (decrease) in cash and cash equivalents	83,386	(121,105)
Cash and cash equivalents at beginning of period	157,553	124,007
Cash and cash equivalents at end of period	$240,939	$2,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$129,273	$122,728
Income taxes	($86,892)	($495)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,597	$431
Temporary cash investments	238,342	157,122
Total cash and cash equivalents	240,939	157,553
Accounts receivable:
Customer	184,011	124,125
Allowance for doubtful accounts	(3,270)	(984)
Associated companies	64,606	48,474
Other	17,184	9,150
Accrued unbilled revenues	104,309	88,673
Total accounts receivable	366,840	269,438
Accumulated deferred income taxes	—	74,558
Fuel inventory	24,813	30,951
Materials and supplies - at average cost	166,363	154,295
Deferred nuclear refueling outage costs	7,947	23,067
Prepayments and other	38,747	24,962
TOTAL	845,649	734,824

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,034,695	1,034,696
Decommissioning trust funds	376,448	383,615
Storm reserve escrow account	200,193	200,053
Non-utility property - at cost (less accumulated depreciation)	78	214
Notes receivable - Entergy New Orleans	25,500	—
TOTAL	1,636,914	1,618,578

UTILITY PLANT
Electric	9,782,539	9,627,495
Property under capital lease	334,716	334,716
Construction work in progress	225,939	241,923
Nuclear fuel	189,442	162,721
TOTAL UTILITY PLANT	10,532,636	10,366,855
Less - accumulated depreciation and amortization	4,058,990	3,942,916
UTILITY PLANT - NET	6,473,646	6,423,939

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	319,885	324,555
Other regulatory assets (includes securitization property of $119,470 as of September 30, 2015 and $135,538 as of December 31, 2014)	859,152	914,229
Deferred fuel costs	67,998	67,998
Other	44,953	45,182
TOTAL	1,291,988	1,351,964

TOTAL ASSETS	$10,248,197	$10,129,305

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$28,772	$19,525
Short-term borrowings	66,653	46,033
Accounts payable:
Associated companies	70,041	74,692
Other	141,087	164,329
Customer deposits	91,639	93,010
Taxes accrued	94,178	860
Accumulated deferred income taxes	5,805	—
Interest accrued	40,725	44,372
Deferred fuel costs	24,082	50,432
Other	49,835	48,250
TOTAL	612,817	541,503

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,484,567	1,406,507
Accumulated deferred investment tax credits	62,918	64,771
Other regulatory liabilities	516,964	546,084
Decommissioning	523,053	503,734
Accumulated provisions	208,508	212,243
Pension and other postretirement liabilities	496,139	530,844
Long-term debt (includes securitization bonds of $133,762 as of September 30, 2015 and $143,039 as of December 31, 2014)	3,299,254	3,337,054
Other	66,527	70,141
TOTAL	6,657,930	6,671,378

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	—	100,000
Member's equity	3,003,420	2,842,300
Accumulated other comprehensive loss	(25,970)	(25,876)
TOTAL	2,977,450	2,916,424

TOTAL LIABILITIES AND EQUITY	$10,248,197	$10,129,305

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Loss	Total
		(In Thousands)

Balance at December 31, 2013	$100,000	$2,885,287	($9,635)	$2,975,652

Net income	—	251,866	—	251,866
Other comprehensive loss	—	—	(876)	(876)
Contributions from parent	—	1,052	—	1,052
Distributions declared on common equity	—	(228,212)	—	(228,212)
Distributions declared on preferred membership interests	—	(5,232)	—	(5,232)

Balance at September 30, 2014	$100,000	$2,904,761	($10,511)	$2,994,250

Balance at December 31, 2014	$100,000	$2,842,300	($25,876)	$2,916,424

Net income	—	266,282	—	266,282
Other comprehensive loss	—	—	(94)	(94)
Preferred stock redemption	(100,000)	—	—	(100,000)
Distributions declared on common equity	—	(100,000)	—	(100,000)
Distributions declared on preferred membership interests	—	(5,155)	—	(5,155)
Other	—	(7)	—	(7)

Balance at September 30, 2015	$—	$3,003,420	($25,970)	$2,977,450

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$284	$287	($3)	(1)
Commercial	170	179	(9)	(5)
Industrial	242	281	(39)	(14)
Governmental	12	13	(1)	(8)
Total retail	708	760	(52)	(7)
Sales for resale:
Associated companies	84	86	(2)	(2)
Non-associated companies	(2)	1	(3)	—
Other	20	23	(3)	(13)
Total	$810	$870	($60)	(7)

Billed Electric Energy Sales (GWh):
Residential	2,981	2,800	181	6
Commercial	1,876	1,813	63	3
Industrial	4,620	4,492	128	3
Governmental	129	126	3	2
Total retail	9,606	9,231	375	4
Sales for resale:
Associated companies	2,120	1,393	727	52
Non-associated companies	17	10	7	70
Total	11,743	10,634	1,109	10

	Nine Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$655	$683	($28)	(4)
Commercial	437	461	(24)	(5)
Industrial	666	761	(95)	(12)
Governmental	34	36	(2)	(6)
Total retail	1,792	1,941	(149)	(8)
Sales for resale:
Associated companies	239	207	32	15
Non-associated companies	1	17	(16)	(94)
Other	86	65	21	—
Total	$2,118	$2,230	($112)	(5)

Billed Electric Energy Sales (GWh):
Residential	7,174	7,091	83	1
Commercial	4,815	4,745	70	1
Industrial	12,989	12,771	218	2
Governmental	383	378	5	1
Total retail	25,361	24,985	376	2
Sales for resale:
Associated companies	6,053	3,459	2,594	75
Non-associated companies	69	107	(38)	(36)
Total	31,483	28,551	2,932	10

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2015 Compared to Third Quarter 2014

Net income increased $43 million primarily due to the write-off in September 2014 of the regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff and lower other operation and maintenance expenses, partially offset by higher depreciation and amortization expenses and higher taxes other than income taxes. See Note 2 to the financial statements in the Form 10-K for discussion of the new nuclear generation development costs and the joint stipulation.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income increased $41.9 million primarily due to the write-off in September 2014 of the regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff and higher net revenue, partially offset by higher depreciation and amortization expenses. See Note 2 to the financial statements in the Form 10-K for discussion of the new nuclear generation development costs and the joint stipulation.

Net Revenue

Third Quarter 2015 Compared to Third Quarter 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2015 to the third quarter 2014:

Amount
(In Millions)
2014 net revenue	$190.2
Volume/weather	6.4
Retail electric price	(2.3)
Other	(3.0)
2015 net revenue	$191.3

The volume/weather variance is primarily due to an increase of 342 GWh, or 9%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales.

The retail electric price variance is primarily due to a decrease in the storm damage rider, partially offset by a $16 million net annual increase in revenues, effective February 2015, as a result of the MPSC order in the June 2014 rate case and an increase in the energy efficiency rider. The decrease in the storm damage rider and the increase in the energy efficiency rider are offset by other operation and maintenance expenses and have a minimal effect on net income. See Note 2 to the financial statements in the Form 10-K for a discussion of the rate case and for a discussion of the storm damage rider and the energy efficiency rider.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

Amount
(In Millions)
2014 net revenue	$531.6
Volume/weather	15.7
Retail electric price	6.5
MISO deferral	(6.1)
Other	(1.7)
2015 net revenue	$546.0

The volume/weather variance is primarily due to an increase of 187 GWh, or 2%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales.

The retail electric price variance is primarily due to a $16 million net annual increase in revenues, effective February 2015, as a result of the MPSC order in the June 2014 rate case and an increase in the energy efficiency rider, partially offset by a decrease in the storm damage rider. The rate case included the realignment of certain costs from collection in riders to base rates. The increase in the energy efficiency rider and the decrease in the storm damage rider are offset by other operation and maintenance expenses and have a minimal effect on net income. See Note 2 to the financial statements in the Form 10-K for a discussion of the rate case and for a discussion of the energy efficiency rider and the storm damage rider.

The MISO deferral variance is primarily due to the deferral in 2014 of the non-fuel MISO-related charges, as approved by MPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements in the Form 10-K for further discussion of the recovery of non-fuel MISO-related charges.

Other Income Statement Variances

Third Quarter 2015 Compared to Third Quarter 2014

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $6.1 million in storm damage accruals. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery;

•
a decrease of $1.9 million in costs incurred in 2014 related to Baxter Wilson (Unit 1) repairs, including an offset for expected insurance proceeds and amortization of the repair costs in 2015 that were deferred in 2014 as approved by the MPSC. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Baxter Wilson Plant Event” in the Form 10-K and below for a discussion of the Baxter Wilson plant event; and

•	several individually insignificant items.

The decrease was partially offset by an increase of $2.1 million in energy efficiency costs. These costs began in fourth quarter 2014 and are recovered through the energy efficiency rider having minimal effect on net income.

The asset write-off variance is due to the $60.9 million ($40.5 million after-tax) write-off in September 2014 of Entergy Mississippi’s regulatory assets associated with new nuclear generation development costs. See Note 2 to the financial statements in the Form 10-K for further discussion of the new nuclear generation development costs.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and higher depreciation rates in 2015, as approved by the MPSC.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $12.7 million in storm damage accruals. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery; and

•
a decrease of $7.7 million in costs incurred in 2014 related to Baxter Wilson (Unit 1) repairs, including an offset for expected insurance proceeds and amortization of the repair costs in 2015 that were deferred in 2014 as approved by the MPSC. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Baxter Wilson Plant Event” in the Form 10-K and below for a discussion of the Baxter Wilson plant event.

The decrease was partially offset by:

•
an increase of $9.1 million in fossil-fueled generation expenses primarily due to a higher scope of work done during plant outages in 2015 as compared to the same period in 2014 and higher long-term service agreement costs as a result of increased operation of the Hinds and Attala plants;

•	an increase of $5 million in energy efficiency costs. These costs began in fourth quarter 2014 and are recovered through the energy efficiency rider having minimal effect on net income; and

•	a $2.6 million loss recognized on the disposition of plant components.

The asset write-off variance is due to the $60.9 million ($40.5 million after-tax) write-off in September 2014 of Entergy Mississippi’s regulatory assets associated with new nuclear generation development costs. See Note 2 to the financial statements in the Form 10-K for further discussion of the new nuclear generation development costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and higher depreciation rates in 2015, as approved by the MPSC.

Income Taxes

The effective income tax rate was 39.2% for the third quarter 2015 and 39.3% for the nine months ended September 30, 2015. The differences in the effective income tax rates for the third quarter 2015 and the nine months ended September 30, 2015 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was (51.5%) for the third quarter 2014 and 44.5% for the nine months ended September 30, 2014. The difference in the effective income tax rate for the third quarter 2014 versus the federal statutory rate of 35% was primarily due to a charge associated with a regulatory asset which included a component for book and tax differences related to AFUDC equity. The difference in the effective income tax rate for the nine months ended September 30, 2014 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items including the effect of the regulatory charge previously discussed.

Baxter Wilson Plant Event

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Baxter Wilson Plant Event” in the Form 10-K for a discussion of the Baxter Wilson plant event. Entergy Mississippi received all $28.2 million of

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

its previously-accrued insurance proceeds in 2015, with $12.9 million allocated to capital spending and $15.3 million allocated to operation and maintenance expenses.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$61,633	$31

Cash flow provided by (used in):
Operating activities	306,255	187,323
Investing activities	(134,964)	(128,895)
Financing activities	(38,461)	(26,724)
Net increase in cash and cash equivalents	132,830	31,704

Cash and cash equivalents at end of period	$194,463	$31,735

Operating Activities

Net cash flow provided by operating activities increased $118.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•	increased recovery of fuel costs in 2015 as compared to the same period in 2014;

•
System Agreement bandwidth remedy payments of $16.4 million in September 2014 as a result of the compliance filing pursuant to the FERC’s orders related to the bandwidth payments/receipts for the 2007 - 2009 period;

•
$15.3 million in insurance proceeds received in 2015 related to the Baxter Wilson plant event. See “Baxter Wilson Plant Event” above and in the Form 10-K for a discussion of the Baxter Wilson plant event; and

•	timing of collections from customers.

The increase was partially offset by:

•
System Agreement bandwidth remedy payments of $11.3 million received in 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period; and

•
income tax payments of $2.6 million in the nine months ended September 30, 2015 compared to income tax refunds of $6.8 million in the nine months ended September 30, 2014. Entergy Mississippi had income tax payments in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit. The 2014 income tax refunds were received in accordance with intercompany state income tax sharing arrangements. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $6.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in transmission construction expenditures primarily due to a higher scope of work done in 2015 as compared to the same period in 2014, partially offset by $12.9 million of insurance proceeds received in 2015 related to the Baxter Wilson Plant Event. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Baxter Wilson Plant Event” above and in the Form 10-K for a discussion of the Baxter Wilson plant event.

Financing Activities

Net cash flow used in financing activities increased $11.7 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase of $11.3 million in common stock dividends paid.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2015	December 31, 2014
Debt to capital	50.0%	51.2%
Effect of subtracting cash	(5.0%)	(1.5%)
Net debt to net capital	45.0%	49.7%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. Following are updates to the information provided in the Form 10-K. Entergy Mississippi is developing its capital investment plan for 2016 through 2018 and currently anticipates making $875 million in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as transmission upgrades, resource planning, generation projects, system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
(In Thousands)
$4,260	$644	$5,376	($3,536)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire in May 2016. No borrowings were outstanding under the credit facilities as of September 30, 2015.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of September 30, 2015, an $11.2 million letter of credit was outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Fuel and purchased power recovery

Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period. In August 2015, the MPSC approved the interim adjustments effective with September 2015 bills.

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

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not considered “mass actions” under the Class Action Fairness Act, so as to establish federal subject matter jurisdiction. One day later the Attorney General renewed his motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

responded to that motion reiterating the additional grounds asserted for federal question jurisdiction, and the District Court held oral argument on the renewed motion to remand in February 2014. In April 2015 the District Court entered an order denying the renewed motion to remand, holding that the District Court has federal question subject matter jurisdiction. The Attorney General appealed to the U.S. Fifth Circuit Court of Appeals the denial of the motion to remand. In July 2015 the Fifth Circuit issued an order denying the appeal, and the Attorney General subsequently filed a petition for rehearing of the request for interlocutory appeal, which was also denied. The case remains pending in federal district court, awaiting a ruling on the Entergy companies’ motion for judgment on the pleadings.

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

ENTERGY MISSISSIPPI, INC.
INCOME (LOSS) STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$410,743	$425,341	$1,116,533	$1,144,175

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	89,512	85,185	244,331	219,013
Purchased power	120,697	145,266	308,618	393,054
Other operation and maintenance	60,504	69,259	190,690	193,959
Asset write-off	—	60,857	—	60,857
Taxes other than income taxes	24,082	22,060	72,219	66,060
Depreciation and amortization	32,459	28,625	95,888	85,130
Other regulatory charges - net	9,225	4,686	17,598	504
TOTAL	336,479	415,938	929,344	1,018,577

OPERATING INCOME	74,264	9,403	187,189	125,598

OTHER INCOME
Allowance for equity funds used during construction	713	579	2,094	1,428
Interest and investment income	50	274	105	938
Miscellaneous - net	(743)	(728)	(2,675)	(2,981)
TOTAL	20	125	(476)	(615)

INTEREST EXPENSE
Interest expense	14,527	14,099	43,164	42,923
Allowance for borrowed funds used during construction	(376)	(303)	(1,117)	(745)
TOTAL	14,151	13,796	42,047	42,178

INCOME (LOSS) BEFORE INCOME TAXES	60,133	(4,268)	144,666	82,805

Income taxes	23,557	2,196	56,876	36,866

NET INCOME (LOSS)	36,576	(6,464)	87,790	45,939

Preferred dividend requirements and other	707	707	2,121	2,121

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK	$35,869	($7,171)	$85,669	$43,818

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$87,790	$45,939
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	95,888	85,130
Deferred income taxes, investment tax credits, and non-current taxes accrued	(9,178)	(13,802)
Changes in assets and liabilities:
Receivables	4,628	(39,365)
Fuel inventory	(6,627)	6,039
Accounts payable	(14,918)	(17,736)
Taxes accrued	52,202	41,983
Interest accrued	(5,241)	46
Deferred fuel costs	81,084	(2,416)
Other working capital accounts	(6,528)	24,752
Provisions for estimated losses	(1,670)	10,152
Other regulatory assets	46,016	68,660
Pension and other postretirement liabilities	(22,345)	(23,551)
Other assets and liabilities	5,154	1,492
Net cash flow provided by operating activities	306,255	187,323

INVESTING ACTIVITIES
Construction expenditures	(146,410)	(124,944)
Allowance for equity funds used during construction	2,094	1,428
Insurance proceeds	12,932	—
Changes in money pool receivable - net	(3,616)	(5,376)
Other	36	(3)
Net cash flow used in investing activities	(134,964)	(128,895)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	98,933
Retirement of long-term debt	—	(95,000)
Change in money pool payable - net	—	(3,536)
Dividends paid:
Common stock	(36,250)	(25,000)
Preferred stock	(2,121)	(2,121)
Other	(90)	—
Net cash flow used in financing activities	(38,461)	(26,724)

Net increase in cash and cash equivalents	132,830	31,704
Cash and cash equivalents at beginning of period	61,633	31
Cash and cash equivalents at end of period	$194,463	$31,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$46,449	$40,834
Income taxes	$2,597	($6,840)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,104	$1,223
Temporary cash investments	193,359	60,410
Total cash and cash equivalents	194,463	61,633
Accounts receivable:
Customer	91,119	78,593
Allowance for doubtful accounts	(961)	(873)
Associated companies	16,960	21,233
Other	9,894	42,009
Accrued unbilled revenues	53,380	43,374
Total accounts receivable	170,392	184,336
Accumulated deferred income taxes	4,611	5,198
Fuel inventory - at average cost	49,363	42,736
Materials and supplies - at average cost	38,691	37,741
Prepayments and other	12,133	7,315
TOTAL	469,653	338,959

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,629	4,642
Escrow accounts	41,716	41,752
TOTAL	46,345	46,394

UTILITY PLANT
Electric	4,039,527	3,999,918
Property under capital lease	3,261	4,185
Construction work in progress	78,359	67,514
TOTAL UTILITY PLANT	4,121,147	4,071,617
Less - accumulated depreciation and amortization	1,516,730	1,516,540
UTILITY PLANT - NET	2,604,417	2,555,077

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	42,844	49,306
Other regulatory assets	325,193	364,747
Other	17,892	19,121
TOTAL	385,929	433,174

TOTAL ASSETS	$3,506,344	$3,373,604

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$125,000	$—
Accounts payable:
Associated companies	36,617	49,832
Other	58,591	63,300
Customer deposits	81,010	77,753
Taxes accrued	105,767	53,565
Interest accrued	17,931	23,172
Deferred fuel costs	83,278	2,194
Other	23,584	17,533
TOTAL	531,778	287,349

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	781,728	800,374
Accumulated deferred investment tax credits	10,658	6,370
Asset retirement cost liabilities	8,139	6,786
Accumulated provisions	48,472	50,142
Pension and other postretirement liabilities	112,814	135,156
Long-term debt	933,931	1,058,838
Other	16,854	16,038
TOTAL	1,912,596	2,073,704

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2015 and 2014	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	812,953	763,534
TOTAL	1,011,589	962,170

TOTAL LIABILITIES AND EQUITY	$3,506,344	$3,373,604

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$199,326	($690)	$752,941	$951,577

Net income	—	—	45,939	45,939
Common stock dividends	—	—	(25,000)	(25,000)
Preferred stock dividends	—	—	(2,121)	(2,121)

Balance at September 30, 2014	$199,326	($690)	$771,759	$970,395

Balance at December 31, 2014	$199,326	($690)	$763,534	$962,170

Net income	—	—	87,790	87,790
Common stock dividends	—	—	(36,250)	(36,250)
Preferred stock dividends	—	—	(2,121)	(2,121)

Balance at September 30, 2015	$199,326	($690)	$812,953	$1,011,589

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$182	$179	$3	2
Commercial	137	140	(3)	(2)
Industrial	45	49	(4)	(8)
Governmental	13	13	—	—
Total retail	377	381	(4)	(1)
Sales for resale:
Associated companies	23	25	(2)	(8)
Non-associated companies	3	4	(1)	(25)
Other	8	15	(7)	(47)
Total	$411	$425	($14)	(3)

Billed Electric Energy Sales (GWh):
Residential	1,935	1,724	211	12
Commercial	1,494	1,384	110	8
Industrial	638	629	9	1
Governmental	126	114	12	11
Total retail	4,193	3,851	342	9
Sales for resale:
Associated companies	447	482	(35)	(7)
Non-associated companies	100	80	20	25
Total	4,740	4,413	327	7

	Nine Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$455	$451	$4	1
Commercial	362	359	3	1
Industrial	126	129	(3)	(2)
Governmental	37	35	2	6
Total retail	980	974	6	1
Sales for resale:
Associated companies	66	109	(43)	(39)
Non-associated companies	9	11	(2)	(18)
Other	62	50	12	24
Total	$1,117	$1,144	($27)	(2)

Billed Electric Energy Sales (GWh):
Residential	4,523	4,434	89	2
Commercial	3,745	3,640	105	3
Industrial	1,699	1,719	(20)	(1)
Governmental	325	312	13	4
Total retail	10,292	10,105	187	2
Sales for resale:
Associated companies	1,354	1,632	(278)	(17)
Non-associated companies	193	156	37	24
Total	11,839	11,893	(54)	—

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Algiers Asset Transfer

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Algiers Asset Transfer” in the Form 10-K.

As discussed in the Form 10-K, in October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that currently serve Entergy Louisiana’s customers in Algiers. In April 2015 the FERC issued an order approving the Algiers assets transfer. In May 2015 the parties filed a settlement agreement authorizing the Algiers assets transfer and the settlement agreement was approved by a City Council resolution in May 2015. On September 1, 2015, Entergy Louisiana transferred its Algiers assets to Entergy New Orleans for a purchase price of approximately $85 million, subject to closing adjustments. Entergy New Orleans paid Entergy Louisiana $58.7 million, including a final true-up in October 2015, from available cash and issued a note payable to Entergy Louisiana in the amount of $25.5 million. Because the asset transfer was a transaction involving entities under common control, Entergy New Orleans recognized the assets and liabilities transferred to it at their carrying amounts in the accounts of Entergy Louisiana at the time of the asset transfer. The effect of the Algiers transfer has been retrospectively applied to Entergy New Orleans’s financial statements that are presented in this report.

Results of Operations

Net Income

Third Quarter 2015 Compared to Third Quarter 2014

Net income increased $3.2 million primarily due to higher net revenue.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income increased $10.7 million primarily due to higher net revenue and lower other operation and maintenance expenses.

Net Revenue

Third Quarter 2015 Compared to Third Quarter 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the third quarter 2015 to the third quarter 2014:

Amount
(In Millions)
2014 net revenue	$83.7
Volume/weather	5.1
Other	(0.2)
2015 net revenue	$88.6

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 125 GWh, or 7%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales in 2015 and a 2% increase in the average number of electric customers.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

Amount
(In Millions)
2014 net revenue	$222.5
Volume/weather	11.4
Other	0.4
2015 net revenue	$234.3

The volume/weather variance is primarily due to an increase of 154 GWh, or 4%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and a 2% increase in the average number of electric customers.

Other Income Statement Variances

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Other operation and maintenance expenses decreased primarily due to a decrease of $4.2 million in fossil-fueled generation expenses primarily resulting from changes in asbestos loss reserves, partially offset by an increase of $1.7 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. There is no effect on net income as these costs are being collected through the MISO rider, as approved by the City Council.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes resulting from lower electric and gas retail revenues in 2015 as compared to the same period in 2014 and a decrease in ad valorem taxes. Franchise taxes have no effect on net income as these taxes are recovered through the franchise tax rider.

Income Taxes

The effective income tax rate was 37.7% for the third quarter 2015 and 36% for the nine months ended September 30, 2015. The differences in the effective income tax rates for the third quarter 2015 and the nine months ended September 30, 2015 versus the federal statutory rate of 35% were primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax provisions, partially offset by flow-through tax accounting.

The effective income tax rate was 35.7% for the third quarter 2014 and 34.2% for the nine months ended September 30, 2014. The difference in the effective income tax rate for the third quarter 2014 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, offset by flow-through tax accounting. The difference in the effective income tax rate for the nine months ended September 30, 2014 versus the federal statutory rate of 35% was primarily due to flow-through tax accounting, partially offset by state income taxes and certain book and tax differences related to utility plant items.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$42,389	$33,489

Cash flow provided by (used in):
Operating activities	83,454	64,891
Investing activities	(133,489)	(55,614)
Financing activities	28,919	(4,101)
Net increase (decrease) in cash and cash equivalents	(21,116)	5,176

Cash and cash equivalents at end of period	$21,273	$38,665

Operating Activities

Net cash flow provided by operating activities increased $18.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the payment of calendar year 2012 System Agreement bandwidth remedy receipts of $15 million to the City of New Orleans in June 2014 for use in the streetlight conversion program, as directed by the City Council.

Investing Activities

Net cash flow used in investing activities increased $77.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to a deposit of $63.9 million into the storm escrow account in July 2015 and an increase in transmission construction expenditures primarily due to a higher scope of work performed in 2015 as compared to the same period in 2014. See “Uses and Sources of Capital” below for a discussion of the issuance in July 2015 of securitization bonds to recover storm costs.

Financing Activities

Entergy New Orleans’s financing activities provided $28.9 million of cash for the nine months ended September 30, 2015 compared to using $4.1 million of cash for the nine months ended September 30, 2014 primarily due to the issuance $98.7 million of storm cost recovery bonds in July 2015, as discussed below, partially offset by the purchase of Entergy Louisiana’s Algiers assets in September 2015. The cash portion of the purchase is reflected as a repayment of a long-term payable due to Entergy Louisiana in the cash flow statement. See “Algiers Asset Transfer” above and Note 14 to the financial statements herein for further discussion of the Algiers asset transfer and accounting for the transaction.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for details of long-term debt activity.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2015	December 31, 2014
Debt to capital	55.7%	55.4%
Effect of excluding securitization bonds	(8.3%)	—%
Debt to capital, excluding securitization bonds (a)	47.4%	55.4%
Effect of subtracting cash	(2.2%)	(3.6%)
Net debt to net capital, excluding securitization bonds (a)	45.2%	51.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, long-term debt, including the currently maturing portion, and the long-term payable to Entergy Louisiana.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in “Uses and Sources of Capital” below. Entergy New Orleans uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Following are updates to the information provided in the Form 10-K. Entergy New Orleans is developing its capital investment plan for 2016 through 2018 and currently anticipates making $410 million in capital investments during that period. The estimate includes amounts associated with specific investments such as transmission upgrades, resource planning, generation projects, system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans’s receivables from the money pool were as follows:

September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
(In Thousands)
$452	$442	$6,664	$4,737

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2015.  No borrowings were outstanding under the facility as of September 30, 2015. Prior to expiration on November 30, 2015, Entergy New Orleans expects to renew its credit facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of September 30, 2015, a $4.4 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

In May 2015 the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs, the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million of up-front financing costs associated with the securitization. In July 2015, Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly owned and consolidated by Entergy New Orleans, issued $98.7 million of storm cost recovery bonds. The bonds have a coupon of 2.67% and an expected maturity date of June 2024. Although the principal amount is not due until the date given above, Entergy New Orleans Storm Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $11.4 million for 2016, $10.6 million for 2017, $11 million for 2018, $11.2 million for 2019, and $11.6 million for 2020. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The storm recovery property is reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections.

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

In July 2015, Entergy Texas, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application to acquire one of the four 495 MW power blocks at the Union Power Station. On July 30, 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans, subject to City Council approval and the satisfaction of other conditions to close the transaction, for approximately $237 million. The acquisition by Entergy New Orleans would replace the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the acquisition of the power block and seeking approval of the recovery of the associated costs. The City Council advisors filed testimony in October 2015 supporting the transaction. There have been no interventions in the docket. In October 2015 the remaining procedural schedule was suspended while the parties work towards resolution of the issues. A City Council decision is expected in November 2015.

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery.  In May 2015 the LPSC staff and intervenors filed testimony. The LPSC staff supports the transaction. In June 2015, Entergy Gulf States Louisiana filed rebuttal testimony. Supplemental testimony was submitted in July 2015 explaining the reallocation of one of the power blocks to Entergy New Orleans and clarifying that Entergy Gulf States Louisiana would own 100% of the capacity and associated energy of two power blocks. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In September 2015, Entergy Gulf States Louisiana and the LPSC staff filed the joint stipulation

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

and supporting testimony, and a hearing on the settlement was held in October 2015. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent.

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery.  In July and August 2015 the APSC staff and the Arkansas Attorney General filed testimony stating that the acquisition is in the public interest. Only one party intervened opposing the acquisition. A hearing was held in September 2015, and a decision is expected in November 2015.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Filings were made with the FERC in September 2015 replacing Entergy Texas with Entergy New Orleans as an applicant in the filings and providing supplemental information. Decisions on the FERC filings are expected by December 2015.

Closing of the purchase is targeted to occur in late-2015.

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

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$194,056	$180,771	$458,796	$488,526
Natural gas	15,677	17,753	68,314	86,141
TOTAL	209,733	198,524	527,110	574,667

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	44,085	47,251	81,807	145,058
Purchased power	75,107	67,446	209,626	206,613
Other operation and maintenance	29,792	30,880	89,872	92,421
Taxes other than income taxes	13,134	12,984	36,302	38,548
Depreciation and amortization	10,929	11,480	32,529	33,930
Other regulatory charges - net	1,952	87	1,340	539
TOTAL	174,999	170,128	451,476	517,109

OPERATING INCOME	34,734	28,396	75,634	57,558

OTHER INCOME
Allowance for equity funds used during construction	389	372	1,022	1,321
Interest and investment income	15	176	53	226
Miscellaneous - net	(81)	(157)	532	(631)
TOTAL	323	391	1,607	916

INTEREST EXPENSE
Interest expense	4,480	4,155	13,086	12,531
Allowance for borrowed funds used during construction	(177)	(190)	(471)	(668)
TOTAL	4,303	3,965	12,615	11,863

INCOME BEFORE INCOME TAXES	30,754	24,822	64,626	46,611

Income taxes	11,591	8,872	23,275	15,939

NET INCOME	19,163	15,950	41,351	30,672

Preferred dividend requirements and other	241	241	724	724

EARNINGS APPLICABLE TO COMMON STOCK	$18,922	$15,709	$40,627	$29,948

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$41,351	$30,672
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	32,529	33,930
Deferred income taxes, investment tax credits, and non-current taxes accrued	14,620	12,598
Changes in assets and liabilities:
Receivables	(10,830)	10,618
Fuel inventory	1,295	(75)
Accounts payable	8,585	(7,683)
Prepaid taxes and taxes accrued	13,604	1,094
Interest accrued	(287)	(959)
Deferred fuel costs	4,829	(4,411)
Other working capital accounts	(5,362)	(13,809)
Provisions for estimated losses	64,479	8,164
Other regulatory assets	(83,437)	46
Pension and other postretirement liabilities	(13,999)	(11,444)
Other assets and liabilities	16,077	6,150
Net cash flow provided by operating activities	83,454	64,891

INVESTING ACTIVITIES
Construction expenditures	(64,280)	(49,370)
Allowance for equity funds used during construction	1,022	1,321
Changes in money pool receivable - net	(10)	(1,927)
Receipts from storm reserve escrow account	6	—
Payments to storm reserve escrow account	(68,793)	(5,638)
Change in securitization account	(1,434)	—
Net cash flow used in investing activities	(133,489)	(55,614)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	95,436	—
Repayment of long-term payable due to Entergy Louisiana	(58,417)	—
Dividends paid:
Common stock	(7,250)	(3,000)
Preferred stock	(724)	(724)
Other	(126)	(377)
Net cash flow provided by (used in) financing activities	28,919	(4,101)

Net increase (decrease) in cash and cash equivalents	(21,116)	5,176
Cash and cash equivalents at beginning of period	42,389	33,489
Cash and cash equivalents at end of period	$21,273	$38,665

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$9,710	$12,477
Income taxes	$40	$4,871

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$768	$1,006
Temporary cash investments	20,505	41,383
Total cash and cash equivalents	21,273	42,389
Securitization recovery trust account	1,434	—
Accounts receivable:
Customer	48,198	38,500
Allowance for doubtful accounts	(429)	(262)
Associated companies	12,777	11,693
Other	1,861	3,223
Accrued unbilled revenues	20,118	18,531
Total accounts receivable	82,525	71,685
Accumulated deferred income taxes	6,208	8,562
Fuel inventory - at average cost	1,721	3,016
Materials and supplies - at average cost	13,169	12,650
Prepaid taxes	—	1,644
Prepayments and other	13,345	5,448
TOTAL	139,675	145,394

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	86,825	18,038
TOTAL	87,841	19,054

UTILITY PLANT
Electric	1,043,768	1,028,251
Natural gas	233,744	228,979
Construction work in progress	23,073	18,866
TOTAL UTILITY PLANT	1,300,585	1,276,096
Less - accumulated depreciation and amortization	649,899	625,222
UTILITY PLANT - NET	650,686	650,874

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $93,807 as of September 30, 2015)	278,288	194,851
Other	8,705	5,345
TOTAL	291,073	204,276

TOTAL ASSETS	$1,169,275	$1,019,598

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$39,674	$33,170
Other	26,349	22,435
Customer deposits	28,247	26,848
Taxes accrued	11,960	—
Interest accrued	3,352	3,639
Deferred fuel costs	34,032	29,203
Other	8,649	6,994
TOTAL CURRENT LIABILITIES	152,263	122,289

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	212,597	199,241
Accumulated deferred investment tax credits	791	904
Regulatory liability for income taxes - net	13,297	19,275
Asset retirement cost liabilities	2,642	2,511
Accumulated provisions	90,356	25,877
Pension and other postretirement liabilities	48,441	62,440
Long-term debt (includes securitization bonds of $98,706 as of September 30, 2015)	324,577	225,866
Gas system rebuild insurance proceeds	15,609	23,218
Long-term payable due to Entergy Louisiana	25,500	82,316
Other	4,223	7,856
TOTAL NON-CURRENT LIABILITIES	738,033	649,504

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2015 and 2014	33,744	33,744
Paid-in capital	36,294	36,294
Retained earnings	189,161	157,987
TOTAL	259,199	228,025

TOTAL LIABILITIES AND EQUITY	$1,169,275	$1,019,598

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$33,744	$36,294	$136,245	$206,283

Net income	—	—	30,672	30,672
Net income attributable to Entergy Louisiana	—	—	(2,072)	(2,072)
Common stock dividends	—	—	(3,000)	(3,000)
Preferred stock dividends	—	—	(724)	(724)

Balance at September 30, 2014	$33,744	$36,294	$161,121	$231,159

Balance at December 31, 2014	$33,744	$36,294	$157,987	$228,025

Net income	—	—	41,351	41,351
Net income attributable to Entergy Louisiana	—	—	(2,203)	(2,203)
Common stock dividends	—	—	(7,250)	(7,250)
Preferred stock dividends	—	—	(724)	(724)

Balance at September 30, 2015	$33,744	$36,294	$189,161	$259,199

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$79	$74	$5	7
Commercial	57	56	1	2
Industrial	9	9	—	—
Governmental	19	19	—	—
Total retail	164	158	6	4
Sales for resale:
Associated companies	25	17	8	47
Other	5	6	(1)	(17)
Total	$194	$181	$13	7

Billed Electric Energy Sales (GWh):
Residential	786	711	75	11
Commercial	660	627	33	5
Industrial	132	125	7	6
Governmental	234	224	10	4
Total retail	1,812	1,687	125	7
Sales for resale:
Associated companies	597	324	273	84
Non-associated companies	2	1	1	100
Total	2,411	2,012	399	20

	Nine Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$177	$182	($5)	(3)
Commercial	144	149	(5)	(3)
Industrial	23	26	(3)	(12)
Governmental	49	51	(2)	(4)
Total retail	393	408	(15)	(4)
Sales for resale:
Associated companies	48	62	(14)	(23)
Non associated companies	—	4	(4)	(100)
Other	18	15	3	20
Total	$459	$489	($30)	(6)

Billed Electric Energy Sales (GWh):
Residential	1,835	1,780	55	3
Commercial	1,715	1,653	62	4
Industrial	352	346	6	2
Governmental	618	587	31	5
Total retail	4,520	4,366	154	4
Sales for resale:
Associated companies	1,079	1,049	30	3
Non-associated companies	8	13	(5)	(38)
Total	5,607	5,428	179	3

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2015 Compared to Third Quarter 2014

Net income increased $3.8 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income increased $3.5 million primarily due to higher net revenue and lower interest expense, partially offset by higher other operation and maintenance expenses.

Net Revenue

Third Quarter 2015 Compared to Third Quarter 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2015 to the third quarter 2014:

Amount
(In Millions)
2014 net revenue	$183.2
Volume/weather	6.8
Net wholesale revenue	3.7
Retail electric price	2.7
Transmission revenue	1.2
Other	(1.3)
2015 net revenue	$196.3

The volume/weather variance is primarily due to an increase of 241 GWh, or 5%, in billed electricity usage, including an increase in industrial usage and an increase in residential and commercial sales as a result of a 2% increase in average number of customers. The increase in industrial usage is primarily due to higher usage by petroleum refining customers and new customers in the transportation industry.

The net wholesale revenue variance is primarily due to higher capacity revenues resulting from the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas.

The retail electric price variance is primarily due to the implementation of the distribution cost recovery rider, as approved by the PUCT, and an increase in the energy efficiency rider, as approved by the PUCT, each effective January 2015. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income.

The transmission revenue variance is primarily due to an increase in the amount of transmission revenues allocated by MISO.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

Amount
(In Millions)
2014 net revenue	$472.7
Volume/weather	12.1
Retail electric price	10.8
Net wholesale revenue	7.3
Transmission revenue	4.3
Purchased power capacity	(5.6)
Rent from electric property	(3.2)
Other	(4.9)
2015 net revenue	$493.5

The volume/weather variance is primarily due to an increase in residential and commercial sales as a result of a 2% increase in average number of customers, partially offset by a decrease in industrial usage. The decrease in industrial usage is primarily due to extended seasonal outages for existing large refinery customers, partially offset by new customers in the transportation industry.

The retail electric price variance is primarily due to an annual base rate increase of $18.5 million, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case, and the implementation of the distribution cost recovery rider, as approved by the PUCT, and an increase in the energy efficiency rider, as approved by the PUCT, each effective January 2015. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case.

The net wholesale revenue variance is primarily due to higher capacity revenues resulting from the purchased power agreements between Entergy Gulf States Louisiana and Entergy Texas.

The transmission revenue variance is primarily due to an increase in the amount of transmission revenues allocated by MISO.

The purchased power capacity variance is primarily due to increased expenses due to contract changes and price changes for ongoing purchased power capacity.

The rent from electric property variance is primarily due to a decrease in right-of-way revenues in 2015 as compared to the same period in 2014.

Other Income Statement Variances

Third Quarter 2015 Compared to Third Quarter 2014

Other operation and maintenance expenses increased primarily due to:

•
the write-off in the third quarter 2015 of $4.3 million of rate case expenses and acquisition costs related to the proposed Union Power Station acquisition upon Entergy Texas’s withdrawal of its 2015 rate case and dismissal of its Certificate of Convenience and Necessity filing. See Note 2 to the financial statements herein for a discussion of these proceedings;

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $2.7 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO; and

•	an increase of $1.9 million in fossil-fueled generation expenses primarily due to an overall higher scope of work in 2015 as compared to the same period in 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $10.5 million in fossil-fueled generation expenses primarily due to an overall higher scope of work in 2015 as compared to the same period in 2014;

•	an increase of $6.9 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO; and

•
the write-off in 2015 of $4.3 million of rate case expenses and acquisition costs related to the proposed Union Power Station acquisition upon Entergy Texas’s withdrawal of its 2015 rate case and dismissal of its Certificate of Convenience and Necessity filing. See Note 2 to the financial statements herein for a discussion of these proceedings.

Interest expense decreased primarily due to lower interest on the Entergy Texas securitization bonds as a result of lower remaining principal balances and an increase in the allowance for borrowed funds used during construction due to a higher construction work in progress balance in 2015.

Income Taxes

The effective income tax rate was 35.2% for the third quarter 2015. The difference in the effective income tax rate for the third quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by the provision for uncertain tax positions.

The effective income tax rate was 35.5% for the nine months ended September 30, 2015. The difference in the effective income tax rate for the nine months ended September 30, 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction and the provision for uncertain tax positions.

The effective income tax rate was 37% for the third quarter 2014 and 38% for the nine months ended September 30, 2014. The differences in the effective income tax rates for the third quarter 2014 and for the nine months ended September 30, 2014 versus the federal statutory rate of 35% were primarily due to certain book and tax differences related to utility plant items and state income taxes.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$30,441	$46,488

Cash flow provided by (used in):
Operating activities	185,725	225,723
Investing activities	(202,464)	(123,573)
Financing activities	(8,522)	(108,580)
Net decrease in cash and cash equivalents	(25,261)	(6,430)

Cash and cash equivalents at end of period	$5,180	$40,058

Operating Activities

Net cash flow provided by operating activities decreased $40 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•
a net decrease of $24.6 million related to System Agreement bandwidth remedy payments in 2014. In the second quarter 2014, Entergy Texas received total payments of $48.6 million as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period, of which $15.3 million had been credited to Entergy Texas customers as of September 30, 2014; and

•	the timing of collections from customers.

See Note 2 to the financial statements herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Investing Activities

Net cash flow used in investing activities increased $78.9 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•	an increase in transmission construction expenditures primarily due to a higher scope of work in 2015 as compared to the same period in 2014; and

•
an increase in fossil-fueled generation construction expenditures primarily due to Lewis Creek dam repairs in 2015 and a higher scope of work done during outages in 2015 as compared to the same period in 2014.

Financing Activities

Net cash flow used in financing activities decreased $100.1 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•	the issuance of $250 million of 5.15% Series first mortgage bonds in May 2015;

•	the retirement, prior to maturity, of $150 million of 7.875% Series first mortgage bonds in June 2014; and

•	$40 million in common stock dividends paid in 2014.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The decrease was partially offset by the retirement of $200 million of 3.6% Series first mortgage bonds in June 2015 and the issuance of $135 million of 5.625% Series first mortgage bonds in May 2014.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for details of long-term debt activity.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy Texas as of September 30, 2015 is primarily due to an increase in retained earnings.

	September 30, 2015	December 31, 2014
Debt to capital	60.4%	62.4%
Effect of excluding the securitization bonds	(10.5%)	(11.8%)
Debt to capital, excluding securitization bonds (a)	49.9%	50.6%
Effect of subtracting cash	(0.1%)	(0.9%)
Net debt to net capital, excluding securitization bonds (a)	49.8%	49.7%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Following are updates to the information provided in the Form 10-K. Entergy Texas is developing its capital investment plan for 2016 through 2018 and currently anticipates making $1.2 billion in capital investments during that period. The estimate includes amounts associated with specific investments such as transmission upgrades, resource planning, generation projects, system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Texas’s receivables from the money pool were as follows:

September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
(In Thousands)
$82	$306	$6,727	$6,287

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in August 2020.  The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2015, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of September 30, 2015, a $31 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

In December 2014, Entergy Texas filed its application for Certificate of Convenience and Necessity (CCN) with the PUCT seeking one of the two necessary PUCT approvals of the acquisition.  In April 2015 intervenors, the Office of Public Utility Counsel, the Texas Industrial Energy Consumers, and the East Texas Electric Cooperative each filed testimony opposing the transaction. In May 2015, PUCT staff filed testimony opposing the transaction. The PUCT held a hearing in June 2015 on Entergy Texas’s CCN application, resulting in a PUCT request for additional testimony, which Entergy Texas and intervenors filed in June and July 2015. In a separate proceeding initiated in June 2015, Entergy Texas filed a rate application to seek cost recovery of its power block acquisition costs and other costs.  In July 2015 the PUCT requested briefing on legal and policy issues related to post-test year adjustments and other rate-recovery issues in Entergy Texas’s base rate case. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the CCN filing and withdraw the rate case. In July 2015, Entergy Texas withdrew the rate case and, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application. On July 20, 2015, the State Office of Administrative Hearings issued an order dismissing the rate case without prejudice. On July 30, 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans, subject to City Council approval and the satisfaction of other conditions to close the transaction. The acquisition by Entergy New Orleans would replace the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the acquisition of the power block and seeking approval of the recovery of the associated costs. The City Council advisors filed testimony in October 2015 supporting the transaction. There have been no interventions in the docket. In October 2015 the remaining procedural schedule was suspended while the parties work towards resolution of the issues. A City Council decision is expected in November 2015.

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery.  In May 2015 the LPSC staff and intervenors filed testimony. The LPSC staff testimony supports the transaction. In June 2015, Entergy Gulf States Louisiana filed rebuttal testimony. Supplemental testimony was submitted in July 2015 explaining the reallocation of one of the power blocks to Entergy New Orleans and clarifying that Entergy Gulf States Louisiana would own 100% of the capacity and associated energy of two power blocks. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In September 2015, Entergy Gulf States Louisiana and the LPSC staff filed the joint stipulation and supporting testimony, and a hearing on the settlement was held in October 2015. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery.  In July and August 2015 the APSC staff and the Arkansas Attorney General filed testimony stating that the acquisition is in the public interest. Only one party intervened opposing the acquisition. A hearing was held in September 2015, and a decision is expected in November 2015.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station.  Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015. In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction.  In April 2015, Entergy Texas and Entergy Gulf States Louisiana made a filing with the FERC to request authorization to recover their portions of the expected positive acquisition adjustment associated with the acquisition of the Union Power Station.  Also in April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment.  Filings were made with the FERC in September 2015 replacing Entergy Texas with Entergy New Orleans as an applicant in the filings and providing supplemental information. Decisions on the FERC filings are expected by December 2015.

Closing of the purchase is targeted to occur in late-2015.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following is an update to that discussion.

Filings with the PUCT

In June 2015, Entergy Texas filed a rate case that included pro forma adjustments to reflect the proposed acquisition of Union Power Station Power Block 1, which is one of four units that comprise the Union Power Station near El Dorado, Arkansas. In July 2015 the PUCT requested briefing on legal and policy issues related to, among other things, the propriety of rate recovery for the Union Power transaction given the uncertainty of the actual closing date of the transaction and the commencement of the rate year, as well as Entergy Texas’s requirement for acceptable rate treatment as a condition to closing the transaction. Also in July 2015, in connection with the requested briefing, the PUCT staff and certain parties filed briefs concluding that Entergy Texas should not be permitted recovery for the Union Power Station purchase in the rate case. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the Certificate of Convenience and Necessity filing and withdraw the rate case. In July 2015, Entergy Texas filed its notice of withdrawal of its base rate case and the ALJs in the case dismissed the case from the dockets of the State Office of Administrative Hearings and the PUCT. In the third quarter 2015, Entergy Texas wrote off $4.7 million in rate case expenses and acquisition costs related to the proposed Union Power Station acquisition.

In September 2015, Entergy Texas filed to amend its distribution cost recovery factor rider. Entergy Texas requested an increase in recovery under the rider of $6.5 million, for a total collection of $10.1 million annually from retail customers. In October 2015 intervenors and PUCT staff filed testimony opposing, in part, Entergy Texas’s request. A hearing was held in November 2015, and a decision is expected from the PUCT by mid-February 2016.

In September 2015, Entergy Texas filed for a transmission cost recovery factor rider requesting a $13 million increase, incremental to base rates. Testimony will be filed in November 2015, with a hearing on the merits scheduled in December 2015.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Fuel and Purchased Power Cost Recovery

In August 2014, Entergy Texas filed an application seeking PUCT approval to implement an interim fuel refund of approximately $24.6 million for over-collected fuel costs incurred during the months of November 2012 through April 2014.  This refund resulted from the net of Entergy Texas’s then current fuel balance, bandwidth remedy payments that Entergy Texas received in May 2014 related to the June - December 2005 period, and bandwidth remedy payments that Entergy Texas made related to calendar year 2013 production costs.   Also in August 2014, Entergy Texas filed an unopposed motion for interim rates to implement this refund for most customers over a two-month period commencing with September 2014.  The PUCT issued its order approving the interim relief in August 2014 and Entergy Texas completed the refunds in October 2014.  Parties intervened in this matter, and all parties agreed that the proceeding should be bifurcated such that the proposed interim refund would become final in a separate proceeding, which refund was approved by the PUCT in March 2015.   In July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. That recommendation is scheduled to be considered by the PUCT in December 2015.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$498,249	$528,508	$1,312,381	$1,451,696

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	72,850	92,748	197,017	232,974
Purchased power	202,864	228,755	557,912	686,794
Other operation and maintenance	65,253	56,367	187,840	166,556
Taxes other than income taxes	18,644	18,873	54,555	52,631
Depreciation and amortization	25,795	25,041	76,356	74,398
Other regulatory charges - net	26,219	23,813	64,000	59,218
TOTAL	411,625	445,597	1,137,680	1,272,571

OPERATING INCOME	86,624	82,911	174,701	179,125

OTHER INCOME
Allowance for equity funds used during construction	1,371	726	3,912	2,182
Interest and investment income (loss)	(5)	307	(411)	782
Miscellaneous - net	(133)	(277)	(247)	(1,617)
TOTAL	1,233	756	3,254	1,347

INTEREST EXPENSE
Interest expense	21,917	21,352	64,475	66,961
Allowance for borrowed funds used during construction	(886)	(505)	(2,542)	(1,520)
TOTAL	21,031	20,847	61,933	65,441

INCOME BEFORE INCOME TAXES	66,826	62,820	116,022	115,031

Income taxes	23,512	23,261	41,227	43,722

NET INCOME	$43,314	$39,559	$74,795	$71,309

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$74,795	$71,309
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	76,356	74,398
Deferred income taxes, investment tax credits, and non-current taxes accrued	(50,401)	(46,976)
Changes in assets and liabilities:
Receivables	(22,160)	(14,671)
Fuel inventory	(3,098)	2,115
Accounts payable	(7,401)	(4,292)
Prepaid taxes and taxes accrued	86,361	84,155
Interest accrued	(7,172)	(9,744)
Deferred fuel costs	(6,524)	(10,807)
Other working capital accounts	(4,656)	(2,589)
Provisions for estimated losses	(3,878)	(255)
Other regulatory assets	87,314	70,811
Pension and other postretirement liabilities	(22,396)	(18,803)
Other assets and liabilities	(11,415)	31,072
Net cash flow provided by operating activities	185,725	225,723

INVESTING ACTIVITIES
Construction expenditures	(210,595)	(130,710)
Allowance for equity funds used during construction	3,961	2,193
Changes in money pool receivable - net	224	(440)
Changes in securitization account	3,946	5,384
Net cash flow used in investing activities	(202,464)	(123,573)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	246,617	131,170
Retirement of long-term debt	(253,645)	(202,055)
Dividends paid:
Common stock	—	(40,000)
Other	(1,494)	2,305
Net cash flow used in financing activities	(8,522)	(108,580)

Net decrease in cash and cash equivalents	(25,261)	(6,430)
Cash and cash equivalents at beginning of period	30,441	46,488
Cash and cash equivalents at end of period	$5,180	$40,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$69,005	$73,816
Income taxes	$3,162	$2,780

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,441	$1,733
Temporary cash investments	3,739	28,708
Total cash and cash equivalents	5,180	30,441
Securitization recovery trust account	33,274	37,219
Accounts receivable:
Customer	87,263	70,993
Allowance for doubtful accounts	(707)	(672)
Associated companies	56,189	57,004
Other	12,631	10,985
Accrued unbilled revenues	43,233	38,363
Total accounts receivable	198,609	176,673
Deferred fuel costs	18,385	11,861
Accumulated deferred income taxes	7,380	669
Fuel inventory - at average cost	53,000	49,902
Materials and supplies - at average cost	37,207	33,892
Prepayments and other	23,827	29,211
TOTAL	376,862	369,868

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	633	655
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,949	19,085
TOTAL	20,958	20,116

UTILITY PLANT
Electric	3,929,465	3,761,847
Construction work in progress	135,935	125,425
TOTAL UTILITY PLANT	4,065,400	3,887,272
Less - accumulated depreciation and amortization	1,508,255	1,454,701
UTILITY PLANT - NET	2,557,145	2,432,571

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	115,009	123,407
Other regulatory assets (includes securitization property of $467,593 as of September 30, 2015 and $521,424 as of December 31, 2014)	843,171	922,087
Long-term receivables - associated companies	24,948	26,156
Other	17,011	13,880
TOTAL	1,000,139	1,085,530

TOTAL ASSETS	$3,955,104	$3,908,085

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$200,000
Accounts payable:
Associated companies	89,134	91,481
Other	74,926	87,910
Customer deposits	43,701	44,308
Taxes accrued	88,210	1,849
Interest accrued	22,585	29,757
Other	12,183	18,238
TOTAL	330,739	473,543

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	994,395	1,046,618
Accumulated deferred investment tax credits	14,060	14,735
Other regulatory liabilities	5,678	5,125
Asset retirement cost liabilities	5,462	4,610
Accumulated provisions	8,340	12,218
Pension and other postretirement liabilities	88,552	111,011
Long-term debt (includes securitization bonds of $512,031 as of September 30, 2015 and $565,659 as of December 31, 2014)	1,475,105	1,278,931
Other	66,147	69,463
TOTAL	2,657,739	2,542,711

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2015 and 2014	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	435,180	360,385
TOTAL	966,626	891,831

TOTAL LIABILITIES AND EQUITY	$3,955,104	$3,908,085

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$49,452	$481,994	$355,581	$887,027

Net income	—	—	71,309	71,309
Common stock dividends	—	—	(40,000)	(40,000)

Balance at September 30, 2014	$49,452	$481,994	$386,890	$918,336

Balance at December 31, 2014	$49,452	$481,994	$360,385	$891,831

Net income	—	—	74,795	74,795

Balance at September 30, 2015	$49,452	$481,994	$435,180	$966,626

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$208	$210	($2)	(1)
Commercial	103	109	(6)	(6)
Industrial	98	106	(8)	(8)
Governmental	7	7	—	—
Total retail	416	432	(16)	(4)
Sales for resale:
Associated companies	74	82	(8)	(10)
Non-associated companies	1	5	(4)	(80)
Other	7	10	(3)	(30)
Total	$498	$529	($31)	(6)

Billed Electric Energy Sales (GWh):
Residential	1,952	1,845	107	6
Commercial	1,325	1,292	33	3
Industrial	1,923	1,823	100	5
Governmental	74	73	1	1
Total retail	5,274	5,033	241	5
Sales for resale:
Associated companies	1,707	1,353	354	26
Non-associated companies	36	14	22	157
Total	7,017	6,400	617	10

	Nine Months Ended		Increase/
Description	2015	2014	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$496	$516	($20)	(4)
Commercial	279	294	(15)	(5)
Industrial	277	322	(45)	(14)
Governmental	19	20	(1)	(5)
Total retail	1,071	1,152	(81)	(7)
Sales for resale:
Associated companies	201	252	(51)	(20)
Non-associated companies	11	20	(9)	(45)
Other	29	28	1	4
Total	$1,312	$1,452	($140)	(10)

Billed Electric Energy Sales (GWh):
Residential	4,644	4,547	97	2
Commercial	3,461	3,387	74	2
Industrial	5,251	5,405	(154)	(3)
Governmental	205	209	(4)	(2)
Total retail	13,561	13,548	13	—
Sales for resale:
Associated companies	4,379	3,806	573	15
Non-associated companies	161	168	(7)	(4)
Total	18,101	17,522	579	3

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

Third Quarter 2015 Compared to Third Quarter 2014

Net income decreased $1.5 million primarily due to lower operating revenue resulting from lower rate base as compared to the same period in the prior year.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net income decreased $4.7 million primarily due to lower operating revenue resulting from lower rate base as compared to the same period in the prior year.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
	(In Thousands)
Cash and cash equivalents at beginning of period	$223,179	$127,142

Cash flow provided by (used in):
Operating activities	239,841	296,114
Investing activities	(61,017)	(204,522)
Financing activities	(247,924)	(83,903)
Net increase (decrease) in cash and cash equivalents	(69,100)	7,689

Cash and cash equivalents at end of period	$154,079	$134,831

Operating Activities

Net cash flow provided by operating activities decreased $56.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•
an increase in interest paid on the Grand Gulf sale-leaseback obligation as a result of the renewal in December 2013. See Note 10 to the financial statements in the Form 10-K for details on the Grand Gulf sale-leaseback obligation; and

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

•
an increase of $19.7 million in income tax payments. System Energy had income tax payments of $25.3 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit. See Note 10 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

The decrease was partially offset by a decrease in spending on nuclear refueling outages in 2015 as compared to the same period in 2014.

Investing Activities

Net cash flow used in investing activities decreased $143.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $1 million for the nine months ended September 30, 2015 compared to increasing by $14.5 million for the nine months ended September 30, 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used by financing activities increased $164 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

•	the System Energy nuclear fuel company variable interest entity redeeming, at maturity, $60 million of 5.33% Series G notes in April 2015;

•	an increase of $52.8 million in common stock dividends paid;

•
net repayments of $5.8 million on the nuclear fuel company variable interest entity’s credit facility in 2015 compared to net borrowings of $40.8 million on the nuclear fuel company variable interest entity’s credit facility in 2014; and

•	redemption in May 2015 of $35 million of System Energy’s 5.875% Series governmental bonds due 2022.

The increase was partially offset by a decrease of $30.4 million in principal payments on the Grand Gulf sale-leaseback obligation in 2015 as compared to the same period in 2014. See Note 10 to the financial statements in the Form 10-K for details on the Grand Gulf sale-leaseback obligation.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for details of long-term debt activity.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for System Energy as of September 30, 2015 is primarily due to the System Energy nuclear fuel company variance interest entity redeeming, at maturity, $60 million of 5.33% Series G notes in April 2015 and the redemption in May 2015 of $35 million of System Energy’s $216 million of 5.875% Series governmental bonds due 2022.

	September 30, 2015	December 31, 2014
Debt to capital	43.1%	45.7%
Effect of subtracting cash	(6.9%)	(8.8%)
Net debt to net capital	36.2%	36.9%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of System Energy’s uses and sources of capital. Following are updates to the information provided in the Form 10-K. System Energy is developing its capital investment plan for 2016 through 2018 and currently anticipates making $230 million in capital investments during that period. The estimate includes amounts associated with specific investments, such as plant improvements.

System Energy’s receivables from the money pool were as follows:

September 30, 2015	December 31, 2014	September 30, 2014	December 31, 2013
(In Thousands)
$3,376	$2,373	$23,768	$9,223

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016.  As of September 30, 2015, $14.6 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

In April 2015 the System Energy nuclear fuel company variable interest entity redeemed, at maturity, its $60 million of 5.33% Series G Notes.

In May 2015, System Energy redeemed $35 million of its $216 million of 5.875% Series governmental bonds due 2022.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$155,899	$172,151	$475,039	$493,648

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	22,984	23,286	66,400	60,545
Nuclear refueling outage expenses	5,244	5,808	16,346	17,501
Other operation and maintenance	39,520	44,573	116,309	113,373
Decommissioning	12,095	10,546	35,695	31,106
Taxes other than income taxes	6,497	6,283	20,263	19,157
Depreciation and amortization	35,091	33,941	109,398	107,252
Other regulatory credits - net	(12,667)	(10,770)	(29,761)	(22,346)
TOTAL	108,764	113,667	334,650	326,588

OPERATING INCOME	47,135	58,484	140,389	167,060

OTHER INCOME
Allowance for equity funds used during construction	2,252	1,295	5,945	3,499
Interest and investment income	4,732	2,921	12,195	8,724
Miscellaneous - net	(129)	(88)	(567)	(289)
TOTAL	6,855	4,128	17,573	11,934

INTEREST EXPENSE
Interest expense	10,404	15,501	35,764	43,102
Allowance for borrowed funds used during construction	(595)	(338)	(1,571)	(920)
TOTAL	9,809	15,163	34,193	42,182

INCOME BEFORE INCOME TAXES	44,181	47,449	123,769	136,812

Income taxes	18,958	20,719	51,153	59,532

NET INCOME	$25,223	$26,730	$72,616	$77,280

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)
	2015	2014
	(In Thousands)
OPERATING ACTIVITIES
Net income	$72,616	$77,280
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	203,761	187,357
Deferred income taxes, investment tax credits, and non-current taxes accrued	181,430	56,268
Changes in assets and liabilities:
Receivables	7,800	23,355
Accounts payable	(3,480)	(9,193)
Prepaid taxes and taxes accrued	(159,911)	(6,724)
Interest accrued	(17,522)	20,266
Other working capital accounts	(2,710)	(20,848)
Other regulatory assets	(4,145)	2,802
Pension and other postretirement liabilities	(17,759)	(14,384)
Other assets and liabilities	(20,239)	(20,065)
Net cash flow provided by operating activities	239,841	296,114

INVESTING ACTIVITIES
Construction expenditures	(48,756)	(50,379)
Allowance for equity funds used during construction	5,945	3,499
Nuclear fuel purchases	(51,645)	(163,492)
Proceeds from the sale of nuclear fuel	57,681	43,992
Proceeds from nuclear decommissioning trust fund sales	325,367	333,046
Investment in nuclear decommissioning trust funds	(348,606)	(356,643)
Changes in money pool receivable - net	(1,003)	(14,545)
Net cash flow used in investing activities	(61,017)	(204,522)

FINANCING ACTIVITIES
Retirement of long-term debt	(111,310)	(46,743)
Changes in credit borrowings - net	(5,836)	40,846
Dividends paid:
Common stock	(130,750)	(77,977)
Other	(28)	(29)
Net cash flow used in financing activities	(247,924)	(83,903)

Net increase (decrease) in cash and cash equivalents	(69,100)	7,689
Cash and cash equivalents at beginning of period	223,179	127,142
Cash and cash equivalents at end of period	$154,079	$134,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$47,664	$16,364
Income taxes	$25,304	$5,564

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$885	$789
Temporary cash investments	153,194	222,390
Total cash and cash equivalents	154,079	223,179
Accounts receivable:
Associated companies	54,314	60,907
Other	5,513	5,717
Total accounts receivable	59,827	66,624
Materials and supplies - at average cost	86,562	80,049
Deferred nuclear refueling outage costs	10,146	26,580
Prepaid taxes	136,644	—
Prepayments and other	14,943	2,312
TOTAL	462,201	398,744

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	674,211	679,840
TOTAL	674,211	679,840

UTILITY PLANT
Electric	4,251,489	4,244,902
Property under capital lease	573,784	573,784
Construction work in progress	84,879	50,382
Nuclear fuel	180,523	251,376
TOTAL UTILITY PLANT	5,090,675	5,120,444
Less - accumulated depreciation and amortization	2,926,427	2,819,688
UTILITY PLANT - NET	2,164,248	2,300,756

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	100,626	105,882
Other regulatory assets	345,014	335,613
Other	7,497	9,251
TOTAL	453,137	450,746

TOTAL ASSETS	$3,753,797	$3,830,086

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2015 and December 31, 2014
(Unaudited)
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$2	$76,310
Short-term borrowings	14,568	20,404
Accounts payable:
Associated companies	6,500	6,252
Other	26,598	33,096
Taxes accrued	—	23,267
Accumulated deferred income taxes	7,769	14,175
Interest accrued	15,674	33,196
Other	2,365	2,365
TOTAL	73,476	209,065

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	990,199	808,171
Accumulated deferred investment tax credits	50,230	49,313
Other regulatory liabilities	322,855	371,110
Decommissioning	793,613	757,918
Pension and other postretirement liabilities	111,393	129,152
Long-term debt	599,652	634,496
Other	2	350
TOTAL	2,867,944	2,750,510

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2015 and 2014	789,350	789,350
Retained earnings	23,027	81,161
TOTAL	812,377	870,511

TOTAL LIABILITIES AND EQUITY	$3,753,797	$3,830,086

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2013	$789,350	$86,757	$876,107

Net income	—	77,280	77,280
Common stock dividends	—	(77,977)	(77,977)

Balance at September 30, 2014	$789,350	$86,060	$875,410

Balance at December 31, 2014	$789,350	$81,161	$870,511

Net income	—	72,616	72,616
Common stock dividends	—	(130,750)	(130,750)

Balance at September 30, 2015	$789,350	$23,027	$812,377

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

7/01/2015-7/31/2015	—	$—	—	$350,052,918
8/01/2015-8/31/2015	486,584	$67.85	486,584	$350,052,918
9/01/2015-9/30/2015	657,000	$63.50	657,000	$350,052,918
Total	1,143,584	$65.35	1,143,584

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1 in the Form 10-K for information regarding litigation against the DOE related to the DOE’s breach of its obligation to remove spent fuel from nuclear sites. Following is an update to that discussion. In April 2015 the U.S. Court of Federal Claims issued a judgment in favor of Entergy Arkansas and against the DOE in the second round ANO damages case in the amount of $29.4 million. Also in April 2015 the U.S. Court of Federal Claims issued a judgment in favor of System Energy and against the DOE in the second round Grand Gulf damages case in the amount of $44.4 million. In June 2015, Entergy Arkansas and System Energy appealed portions of those decisions to the U.S. Court of Appeals for the Federal Circuit. In May 2015 the U.S. Court of Federal Claims issued final partial summary judgment on a portion, $20.6 million, of the claims in the Palisades case. The DOE did not appeal that decision, a request for payment from the U.S. Treasury was made in September 2015, and Entergy received the payment in October 2015. Management cannot predict the timing or amount of receipt of funds pursuant to these judgments.

Nuclear Plant Decommissioning

See the discussion in Part I, Item 1 in the Form 10-K for information regarding decommissioning funding for the nuclear plants.  Following is an update to that discussion.  In March 2015, filings with the NRC were made for all Entergy subsidiaries’ nuclear plants reporting on decommissioning funding.  Those reports showed that decommissioning funding for each of those nuclear plants met the NRC’s financial assurance requirements.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

New Source Review (NSR)

In February 2011, Entergy received a request from the EPA for several categories of information concerning capital and maintenance projects at the White Bluff and Independence facilities, both located in Arkansas, in order to determine compliance with the Clean Air Act, including New Source Review requirements and air permits issued by the Arkansas Department of Environmental Quality. In August 2011, Entergy’s Nelson facility, located in Louisiana, received a similar request for information from the EPA. Entergy responded to both requests. Neither EPA request for information alleged that the facilities are in violation of law. In September 2015, a subsequent request for similar information was received for the White Bluff facility. Entergy is in the process of gathering information to respond to this request in a timely manner.

Ozone Nonattainment

As discussed in the Form 10-K, Entergy Texas operates one fossil-fueled generating station (Lewis Creek) in a geographic area that is not in attainment with the currently enforced national ambient air quality standards (NAAQS) for ozone (75 parts per billion). On October 1, 2015 the EPA released the pre-publication version of a final rule to lower the primary and secondary NAAQS for ozone to a level of 70 parts per billion. States will have approximately one year to assess their attainment status and recommend designations to the EPA. The EPA will then have approximately a year to review those recommendations and make final designations. States are expected to file compliance plans by the end of 2018. The assessments likely will be based on data from 2014-2016. Entergy will continue to work with state environmental agencies on appropriate methods for assessing attainment and non-attainment with the new standard and, where necessary, in planning for compliance. Following designation approval by the EPA, states will be required to develop plans intended to return non-attainment areas to a condition of attainment. The timing for that action depends largely on the severity of non-attainment in a given area.

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA initially indicated that it would delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard. In July 2013 the EPA issued final designations for these areas. In Entergy’s utility service territory, only St. Bernard Parish in Louisiana is designated as non-attainment for the SO2 1-hour national ambient air quality standard of 75 parts per billion. Entergy does not have a generation asset in that parish. Pursuant to a court order issued in a proceeding in the U.S. District Court for the Northern District of California, the EPA will finalize another round of designations by July 2, 2016, for areas with newly monitored violations of the 2010 standard and those with stationary sources that emit over a threshold amount of SO2. Counties and parishes in which Entergy owns and operates fossil generating facilities that are expected to be assessed in this round of designations include Independence County and Jefferson County, Arkansas and Calcasieu Parish, Louisiana. In other areas, analysis is required once the EPA issues additional final regulations and guidance. In September 2015 the State of Arkansas recommended designations of “Unclassifiable/Attainment” for Independence and Jefferson Counties. In September 2015 the State of Louisiana recommended a designation of “Attainment” for Calcasieu Parish. In August 2015 the EPA issued a final data requirement rule for the SO2 1-hour standard. This rule will guide the process to be followed by the states and the EPA to determine the appropriate designation for the remaining unclassified areas in the country. Additional capital projects or operational changes may be required to continue operating Entergy facilities in areas eventually designated as in non-attainment of the standard or designated as contributing to non-attainment areas.

Hazardous Air Pollution

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011 and the rule became effective in April 2012. In June 2015 the U.S. Supreme Court reversed a U.S. Court of Appeals for the D.C. Circuit decision and remanded to the D.C. Circuit the EPA’s finding that it was appropriate and necessary to regulate power plants under Clean Air Act section 112, ruling that the EPA must consider costs. This EPA finding underpins the MATS rule. The D.C. Circuit is expected to remand the necessary and appropriate finding to the EPA for reconsideration and either vacate or stay the MATS rule in the interim. Compliance with MATS was required by the Clean Air Act within three years, or by 2015, although certain extensions of this deadline were available from state permit authorities and the EPA. Entergy applied for and received a one-year extension, as allowed by the Clean Air Act, for its affected facilities in Arkansas and Louisiana. The required controls have been substantially installed but are in the commissioning and testing stage prior to full scale operation and to confirm regulatory compliance.

Entergy is evaluating how it will operate and maintain the equipment in a reasonable and prudent manner during the interim.   Entergy’s operations will continue to comply with any existing air permit limits and applicable regulations until those limits are modified or otherwise stayed.

Cross-State Air Pollution

The Cross-State Air Pollution Rule (CSAPR) Phase 1 implementation became effective January 1, 2015. Entergy has developed a compliance plan that could, over time, include both installation of controls at certain facilities and an emission allowance procurement strategy. Litigation concerning several issues not determined by the Supreme

Court continued in the D.C. Circuit until July 2015, when that court invalidated the allowance budgets created by the EPA for several states, including Texas, and remanded that portion of the rule to the EPA for further action. The court did not stay or vacate the rule in the interim; CSAPR remains in effect. The EPA’s response to this decision is unknown at this time. The EPA may revise only certain state allowance budgets or may revise the CSAPR program on a larger scale. Entergy will continue to comply with CSAPR until further advised by the EPA and its state environmental regulators.

Regional Haze

In June 2005 the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that could potentially result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology (BART) to continue operating certain of Entergy’s fossil generation units.  The rule leaves certain CAVR determinations to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.   In October 2011 the EPA released a proposed rule addressing the Arkansas Regional Haze SIP.  In the proposal the EPA disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.  The final rule was published, mostly unchanged, in March 2012 and became final in April 2012.  This triggered a two-year timeframe in which the EPA was required to either approve a revised SIP issued by Arkansas or issue a Federal Implementation Plan (FIP).  This two-year time frame expired in April 2014. Pursuant to a draft consent decree between the Sierra Club and the EPA, the agency was to issue a final FIP for Arkansas Regional Haze by no later than December 15, 2015. The EPA has indicated, however, that it will not meet this deadline for a final FIP. In April 2015 the EPA published a proposed FIP for Arkansas, taking comment on requiring installation of scrubbers and low NOx burners to continue operating both units at the White Bluff plant and both units at the Independence plant and NOx controls to continue operating the Lake Catherine plant. Entergy filed comment by the deadline in August 2015. Among other comments, including opposition to the EPA’s proposed controls on the Independence units, Entergy proposed to meet more stringent SO2 and NOx limits at both White Bluff and Independence within three years of the effective date of the final FIP and to cease the use of coal at the White Bluff units in 2027 and 2028.

Entergy is working with the LDEQ and the EPA to revise the Louisiana SIP for regional haze, which was disapproved in part in 2012. In September 2015 the Sierra Club filed suit against the EPA in the U.S. District Court in Washington, D.C. for failure either to approve a revised SIP issued by Louisiana or issue a FIP within two years of the partial Louisiana SIP disapproval. The suit requests that the U.S. District Court order the EPA Administrator to issue a regional haze and interstate transport FIP for Louisiana by a certain date. This would set the timing for a final approval of a revised SIP issued by Louisiana or a FIP issued by the EPA. At this time, it is premature to predict what controls, if any, might be required for compliance.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, President Obama directed the EPA to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In September 2013 the EPA issued the proposed New Source Performance Standards rule for new sources. The rule was published in the Federal Register in January 2014. In June 2014 the EPA issued proposed standards for existing power plants.  Entergy has been actively engaged in the rulemaking process, having submitted comments to the EPA in December 2014. The EPA issued the final rule in August 2015, and it was published in the Federal Register in October 2015. The rule requires states to develop compliance plans with the EPA’s emission standards. An initial submittal is due in September 2016, and final plans are due in September 2018. Litigation has commenced regarding the rule and is expected to continue. Entergy continues to review the rule. Costs of implementation cannot be determined at this time and will depend largely on the forthcoming state section 111(d) implementation plans.

Clean Water Act

NPDES Permits and Section 401 Water Quality Certifications

Indian Point

As discussed in the Form 10-K, Entergy is involved in an administrative permitting process with the New York State Department of Environmental Conservation (NYSDEC) for renewal of the Indian Point 2 and Indian Point 3 discharge permit. Hearings were held in July 2013 before the NYSDEC ALJs on environmental issues related to Indian Point’s wedgewire screen proposal for “best technology available.” In 2014, hearings were held on NYSDEC’s proposed best technology available, closed cycle cooling. NYSDEC also has proposed annual fish protection outages of 42, 62, or 92 days at both units or at one unit with closed cycle cooling at the other. The ALJs held a further legislative hearing and issues conference on this NYSDEC staff proposal in July 2014. NYSDEC staff subsequently withdrew the 92-day option. Hearings on the remaining outage proposals, including a 118-day option proposed by Riverkeeper, were held in September 2015.

Effluent Limitation Guidelines

In September 2015 the EPA issued the final rule updating the effluent limitation guidelines (ELG) for steam electric power plants. The final rule establishes Best Available Technology Economically Achievable, New Source Performance Standards, Pretreatment Standards for Existing Sources, and Pretreatment Standards for New Sources that may apply to discharges of six waste streams; flue gas desulfurization (FGD) wastewater, fly ash transport water, bottom ash transport water, flue gas mercury control wastewater, gasification wastewater, and combustion residual leachate. Entergy is currently assessing the impact of the final rule.

Federal Jurisdiction of Waters of the United States

In September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA’s release of a draft scientific report on the “connectivity” of waters that the agency says will inform the rulemaking - this report was finalized in January 2015. The Final Rule was published in the Federal Register in June 2015. The rule could significantly increase the number and types of waters included in the EPA’s and the U.S. Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. Entergy is actively engaged with the EPA and the U.S. Army Corps of Engineers to identify issues that require clarification in expected technical and policy guidance documents. The final rule has been challenged in federal court by several parties, including over twenty-five states. In August 2015 the District Court for North Dakota issued a preliminary injunction staying the new rule in 13 states. In October 2015 the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the rule. Entergy will continue to monitor this rulemaking and ensure compliance with existing permitting processes.

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

The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse. As of September 30, 2015, Entergy’s balance sheet included asset retirement obligations related to CCR management of $6.5 million, including $3.6 million at Entergy Arkansas, $0.9 million at Entergy Gulf States Louisiana, $1.1 million at Entergy Mississippi, and $0.6 million at Entergy Texas.

Other Environmental Matters

Entergy Louisiana and Entergy Texas

As discussed in the Form 10-K, Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, is currently involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana.  The EPA plans to release the final Five Year Review for Entergy review in 2015. The EPA believes that the current remediation technique is insufficient, and Entergy will need to utilize other remediation technologies on the site. In July 2015, Entergy submitted a Focused Feasibility Study to the EPA outlining the potential remedies and the suggested installation of a waterloo barrier. The estimated cost for this remedy is approximately $2 million. Entergy expects direction from the EPA on the remedy selection by the end of 2015.  Entergy is continuing discussions with the EPA regarding the ongoing actions at the site.

Entergy Arkansas

In April 2014 an EF4 tornado impacted two substation transformers in Entergy Arkansas’s Mayflower EHV substation. The tornado caused a release of approximately 25,000 gallons of non-PCB transformer oils, which subsequently flowed into a creek on Entergy Arkansas property. A report was made to the National Response Center, and several environmental agencies responded. Entergy initiated spill response activities within hours of the release with eventual oversight of the EPA and Arkansas Department of Environmental Quality personnel. At the direction of the agencies, Entergy Arkansas has installed several temporary monitoring and recovery wells throughout the site and has regularly pumped and sampled the wells to determine the site meets regulatory screening limits. Recovery and sampling operations will continue at the site until these limits are achieved; it is anticipated that this process could take up to two years to complete. Entergy Arkansas believes that its remaining liability at the site will not materially exceed the existing clean-up provision of $0.3 million.

Entergy

In May 2015 a transformer at the Indian Point facility failed, resulting in a fire and the release of non-PCB oil to the ground surface. The fire was extinguished by the facility’s fire deluge system. No injuries occurred due to the transformer failure or company response. An estimated 3,000 gallons of oil were released into the facility’s discharge canal and the environment surrounding the transformer and discharge canal, including the Hudson River, as a result of the failure, fire, and fire suppression. Once the fire was extinguished, Indian Point personnel and contractors began recovering free-product from the damaged transformer, the transformer containment moat, and the area surrounding the transformer. The United States Coast Guard designated Entergy as the responsible party under the Oil Pollution Act of 1990 and assessed a $1,000 civil penalty for the discharge of oil into navigable waters. As required, Entergy established a claims process including a voluntary hotline. Entergy received no reports to the voluntary hotline or claims under the established claims process. Additional on-site remedial work continues, and the State of New York and/or the EPA may assess a penalty due to the release of oil to waters of the state. Discussions with the state continue, and Entergy has recorded a provision for the potential outcome of this matter.

Earnings Ratios (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2010	2011	2012	2013	2014	2015
Entergy Arkansas	3.91	4.31	3.79	3.62	3.08	2.39
Entergy Louisiana	3.41	1.86	2.08	3.13	3.23	3.41
Entergy Mississippi	3.35	3.55	2.79	3.19	3.23	4.27
Entergy New Orleans	4.25	4.72	2.91	1.85	3.55	4.47
Entergy Texas	2.10	2.34	1.76	1.94	2.39	2.44
System Energy	3.64	3.85	5.12	5.66	4.04	4.20

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					September 30,
	2010	2011	2012	2013	2014	2015
Entergy Arkansas	3.60	3.83	3.36	3.25	2.76	2.16
Entergy Louisiana	3.19	1.70	1.93	2.92	3.03	3.20
Entergy Mississippi	3.16	3.27	2.59	2.97	3.00	3.96
Entergy New Orleans	3.88	4.25	2.63	1.70	3.26	4.11

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

2(a) -	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Gulf States Louisiana, LLC (2.1 to Form 8-K12B filed October 1, 2015 in 1-32718).

2(b) -	Plan of Merger of Entergy Louisiana, LLC and Entergy Louisiana Power, LLC (2.2 to Form 8-K12B filed October 1, 2015 in 1-32718).

2(c) -	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Louisiana Power, LLC (2.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

3(a) -
Certificate of Formation of Entergy Louisiana Power, LLC (including Certificate of Amendment to Certificate of Formation to change the company name to Entergy Louisiana, LLC) (3.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

3(b) -
Company Agreement of Entergy Louisiana Power, LLC (including First Amendment to Company Agreement to change the company name to Entergy Louisiana, LLC) (3.4 to Form 8-K12B filed October 1, 2015 in 1-32718).

4(a) -
Eighty-second Supplemental Indenture of Entergy Louisiana, LLC [New Entergy Louisiana] under the Mortgage and Deed of Trust, dated as of April 1, 1944, as amended, of Entergy Louisiana, LLC [Old Entergy Louisiana] to The Bank of New York Mellon, as Trustee (4.1 to Form 8-K12B filed October 1, 2015 in 1-32718).

4(b) -
Eighty-second Supplemental Indenture of Entergy Gulf States Power, LLC under the Indenture of Mortgage, dated September 1, 1926, as amended, of Entergy Gulf States Louisiana, L.L.C. to The Bank of New York Mellon, as Trustee (4.2 to Form 8-K12B filed October 1, 2015 in 1-32718).

4(c) -
Eighty-third Supplemental Indenture of Entergy Louisiana, LLC [New Entergy Louisiana] under the Indenture of Mortgage, dated September 1, 1926, as amended, of Entergy Gulf States Power, LLC to The Bank of New York Mellon, as Trustee (4.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

4(d) -
Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Louisiana, LLC [Old Entergy Louisiana] and Entergy Gulf States Louisiana, L.L.C., as the Borrowers, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4.4 to Form 8-K12B filed October 1, 2015 in 1-32718).

4(e) -
Amendment dated as of August 28, 2015, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Louisiana, LLC [Old Entergy Louisiana] and Entergy Gulf States Louisiana, L.L.C., as the Borrowers, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4.5 to Form 8-K12B filed October 1, 2015 in 1-32718).

4(f) -
Borrower Assumption Agreement dated as of October 1, 2015 of Entergy Louisiana, LLC [New Entergy Louisiana] under Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Louisiana, LLC [Old Entergy Louisiana] and Entergy Gulf States Louisiana, L.L.C., as the Borrowers, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto, as amended (4.6 to Form 8-K12B filed October 1, 2015 in 1-32718).

*4(g) -
Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(h) -
Amendment dated as of August 28, 2015, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(i) -
Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(j) -
Amendment dated as of August 28, 2015, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(k) -
Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(l) -
Amendment dated as of August 28, 2015, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

10(a) -
Amendment to the Thirty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of September 18, 2015, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and The Bank of New York Mellon, as successor trustee (4.25 to Form S-3 dated October 2, 2015).

*10(b) -	Fourth Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of September 19, 2015.

*12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(b) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

*12(c) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(d) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(e) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*12(f) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*32(a) -	Section 1350 Certification for Entergy Corporation.

*32(b) -	Section 1350 Certification for Entergy Corporation.

*32(c) -	Section 1350 Certification for Entergy Arkansas.

*32(d) -	Section 1350 Certification for Entergy Arkansas.

*32(e) -	Section 1350 Certification for Entergy Louisiana.

*32(f) -	Section 1350 Certification for Entergy Louisiana.

*32(g) -	Section 1350 Certification for Entergy Mississippi.

*32(h) -	Section 1350 Certification for Entergy Mississippi.

*32(i) -	Section 1350 Certification for Entergy New Orleans.

*32(j) -	Section 1350 Certification for Entergy New Orleans.

*32(k) -	Section 1350 Certification for Entergy Texas.

*32(l) -	Section 1350 Certification for Entergy Texas.

*32(m) -	Section 1350 Certification for System Energy.

*32(n) -	Section 1350 Certification for System Energy.

*101 INS -	XBRL Instance Document.

*101 SCH -	XBRL Taxonomy Extension Schema Document.

*101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

*101 LAB -	XBRL Taxonomy Label Linkbase Document.

*101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

*101 DEF -	XBRL Definition Linkbase Document.
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

Date:    November 4, 2015