Form 10-K
period 2015-12-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC
filed 2016-02-26
CIK 65984, 202584, 1427437, 71508, 66901, 1348952, 7323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-35747	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 9425 Pinecroft The Woodlands, TX 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 47-4469646	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) Echelon One 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value – 178,492,025 shares outstanding at January 29, 2016	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 5.75% Series due November 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.90% Series due December 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.75% Series due June 2063	New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 6.0% Series due March 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 5.875% Series due June 2041	New York Stock Exchange, Inc.
	Mortgage Bonds, 5.25% Series due July 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.70% Series due June 2063	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 6.0% Series due November 2032	New York Stock Exchange, Inc.
	Mortgage Bonds, 6.20% Series due April 2040	New York Stock Exchange, Inc.
	Mortgage Bonds, 6.0% Series due May 2051	New York Stock Exchange, Inc.

Entergy New Orleans, Inc.	Mortgage Bonds, 5.0% Series due December 2052	New York Stock Exchange, Inc.

Entergy Texas, Inc.	Mortgage Bonds, 5.625% Series due June 2064	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value Preferred Stock, Cumulative, $0.01 Par Value

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Texas, Inc.	Common Stock, no par value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

	Yes	No

Entergy Corporation	✓
Entergy Arkansas, Inc.		✓
Entergy Louisiana, LLC	✓
Entergy Mississippi, Inc.		✓
Entergy New Orleans, Inc.		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	No

Entergy Corporation		✓
Entergy Arkansas, Inc.		✓
Entergy Louisiana, LLC		✓
Entergy Mississippi, Inc.		✓
Entergy New Orleans, Inc.		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

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

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2015, was $12.7 billion based on the reported last sale price of $70.50 per share for such stock on the New York Stock Exchange on June 30, 2015.  Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.  Entergy Corporation is the direct and indirect holder of the common membership interests of Entergy Utility Holdings Company, LLC, which is the sole holder of the common membership interests of Entergy Louisiana, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 6, 2016, are incorporated by reference into Part III hereof.

(Page left blank intentionally)

i

This combined Form 10-K is separately filed by Entergy Corporation and its six “Registrant Subsidiaries”: Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

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

•
the termination of Entergy Arkansas’s participation in the System Agreement, which occurred in December 2013, the termination of Entergy Mississippi’s participation in the System Agreement, which occurred in November 2015, and the termination of Entergy Texas’s, Entergy New Orleans’s, and Entergy Louisiana’s participation in the System Agreement, which will occur on August 31, 2016, and will result in the termination of the System Agreement in its entirety pursuant to a settlement agreement approved by FERC in December 2015;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ move to MISO, which occurred in December 2013, including the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC;

•
changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned potential or actual shutdown of nuclear generating facilities owned or operated by Entergy Wholesale Commodities, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

•
resolution of pending or future applications, and related regulatory proceedings and litigation, for license renewals or modifications or other authorizations required of nuclear generating facilities and the effect of public and political opposition on these applications, regulatory proceedings and litigation;

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

FORWARD-LOOKING INFORMATION (Concluded)

•	volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, and the effect of those changes on Entergy and its customers;

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

•
changes in environmental, tax, and other laws and regulations, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, thermal energy, and other regulated air and water emissions, and changes in costs of compliance with environmental and other laws and regulations;

•
uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal and the level of spent fuel and nuclear waste disposal fees charged by the U.S. government or other providers related to such sites;

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

•
the economic climate, and particularly economic conditions in Entergy’s Utility service area and the Northeast United States and events and circumstances that could influence economic conditions in those areas, including power prices, and the risk that anticipated load growth may not materialize;

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

•
the effects of threatened or actual terrorism, cyber-attacks or data security breaches, including increased security costs, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management and directors;

•	changes in accounting standards and corporate governance;

•	declines in the market prices of marketable securities and resulting funding requirements and the effects on benefit costs for Entergy’s defined benefit pension and other postretirement benefit plans;

•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;

•	changes in decommissioning trust fund values or earnings or in the timing of, requirements for, or cost to decommission nuclear plant sites;

•	the implementation of the shutdown of Pilgrim and FitzPatrick and the related decommissioning of those plants and Vermont Yankee;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

•
the ability to successfully complete merger, acquisition, or divestiture plans, regulatory or other limitations imposed as a result of a merger, acquisition, or divestiture, and the success of the business following a merger, acquisition, or divestiture.

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
Entergy Gulf States Louisiana
Entergy Gulf States Louisiana, L.L.C., a Louisiana limited liability company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes.  The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires. Effective October 1, 2015, the business of Entergy Gulf States Louisiana was combined with Entergy Louisiana.

Entergy Louisiana
Entergy Louisiana, LLC, a Texas limited liability company formally created as part of the combination of Entergy Gulf States Louisiana and the company formerly known as Entergy Louisiana, LLC (Old Entergy Louisiana) into a single public utility company and the successor to Old Entergy Louisiana for financial reporting purposes.

Entergy Texas
Entergy Texas, Inc., a Texas corporation formally created as part of the jurisdictional separation of Entergy Gulf States, Inc.  The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

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
Nelson Unit 6
Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, 70% of which is co-owned by Entergy Louisiana (57.5%) and Entergy Texas (42.5%), and 10.9% of which is owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Nuclear Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

Ritchie Unit 2	Unit 2 of the R.E. Ritchie Steam Electric Generating Station (gas/oil)
River Bend	River Bend Station (nuclear), owned by Entergy Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SMEPA	South Mississippi Electric Power Association, which owns a 10% interest in Grand Gulf
System Agreement
Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources. Entergy Arkansas terminated its participation in the System Agreement effective December 18, 2013. Entergy Mississippi terminated its participation in the System Agreement effective November 7, 2015.

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

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers. On December 29, 2014, the Vermont Yankee plant ceased power production and entered its decommissioning phase. In October 2015, Entergy determined that it will close the Pilgrim plant no later than June 1, 2019 and the FitzPatrick plant at the end of its current fuel cycle, which is planned for January 27, 2017. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Following are the percentages of Entergy’s consolidated revenues and net income generated by its operating segments and the percentage of total assets held by them.

	% of Revenue			% of Net Income (Loss)			% of Total Assets
Segment	2015	2014	2013	2015	2014	2013	2015	2014	2013
Utility	82	78	80	711	88	116	86	82	82
Entergy Wholesale Commodities	18	22	20	(680)	31	6	18	22	22
Parent & Other	—	—	—	(131)	(19)	(22)	(4)	(4)	(4)

See Note 13 to the financial statements for further financial information regarding Entergy’s business segments.

Net income (loss) for 2015 includes $2,036 million ($1,317 million net-of-tax) of impairment and related charges to write down the carrying values of the Entergy Wholesale Commodities’ FitzPatrick, Pilgrim, and Palisades plants and related assets to their fair values. See Note 1 to the financial statements for further discussion of the impairment and related charges.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Results of Operations

2015 Compared to 2014

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2015 to 2014 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other	Entergy
	(In Thousands)
2014 Consolidated Net Income (Loss)	$846,496	$294,521	($180,760)	$960,257

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	94,195	(558,060)	(1,885)	(465,750)
Other operation and maintenance	166,812	(123,645)	1,278	44,445
Asset write-offs, impairments, and related charges	(3,553)	1,928,707	—	1,925,154
Taxes other than income taxes	35,010	(20,196)	2	14,816
Depreciation and amortization	57,076	(36,892)	(1,546)	18,638
Gain on sale of business	—	154,037	—	154,037
Other income	(3,993)	(4,899)	(18,607)	(27,499)
Interest expense	11,403	10,142	(5,583)	15,962
Other expenses	10,821	(19,533)	—	(8,712)
Income taxes	(455,387)	(787,327)	10,190	(1,232,524)
2015 Consolidated Net Income (Loss)	$1,114,516	($1,065,657)	($205,593)	($156,734)

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

Results of operations for 2015 include $2,036 million ($1,317 million net-of-tax) of impairment and related charges to write down the carrying values of the FitzPatrick, Pilgrim, and Palisades plants and related assets to their fair values. See Note 1 to the financial statements for further discussion of the impairment and related charges. As a result of the Entergy Louisiana and Entergy Gulf States Louisiana business combination, results of operations for 2015 also include two items that occurred in October 2015: 1) a deferred tax asset and resulting net increase in tax basis of approximately $334 million and 2) a regulatory liability of $107 million ($66 million net-of-tax) as a result of customer credits to be realized by electric customers of Entergy Louisiana, consistent with the terms of an agreement with the LPSC. See Note 2 to the financial statements for further discussion of the business combination and customer credits. Results of operations for 2015 also include the sale in December 2015 of the 583 MW Rhode Island State Energy Center for a realized gain of $154 million ($100 million net-of-tax) on the sale and the $77 million ($47 million net-of-tax) write-off and regulatory charges to recognize that a portion of the assets associated with the Waterford 3 replacement steam generator project is no longer probable of recovery. See Note 2 to the financial statements for further discussion of the Waterford 3 write-off.

Results of operations for 2014 include $154 million ($100 million net-of-tax) of charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014 along with reassessment of the assumptions regarding the timing of decommissioning cash flows and severance and employee retention costs. See Note 1 to the financial statements for further discussion of the charges. Results of operations for 2014 also include the $56.2 million ($36.7 million net-of-tax) write-off in 2014 of Entergy Mississippi’s

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

regulatory asset associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff, subsequently approved by the MPSC, in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements for further discussion of the new nuclear generation development costs and the joint stipulation.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2015 to 2014.

Amount
(In Millions)

2014 net revenue	$5,735
Retail electric price	187
Volume/weather	95
Louisiana business combination customer credits	(107)
MISO deferral	(35)
Waterford 3 replacement steam generator provision	(32)
Other	(14)
2015 net revenue	$5,829

The retail electric price variance is primarily due to:

•	formula rate plan increases at Entergy Louisiana, as approved by the LPSC, effective December 2014 and January 2015;

•
an increase in energy efficiency rider revenue primarily due to increases in the energy efficiency rider at Entergy Arkansas, as approved by the APSC, effective July 2015 and July 2014, and new energy efficiency riders at Entergy Louisiana and Entergy Mississippi that began in the fourth quarter 2014. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income; and

•	an annual net rate increase at Entergy Mississippi of $16 million, effective February 2015, as a result of the MPSC order in the June 2014 rate case.

See Note 2 to the financial statements for a discussion of rate and regulatory proceedings.

The volume/weather variance is primarily due to an increase of 1,402 GWh, or 1%, in billed electricity usage, including an increase in industrial usage and the effect of more favorable weather. The increase in industrial sales was primarily due to expansion in the chemicals industry and the addition of new customers, partially offset by decreased demand primarily due to extended maintenance outages for existing chemicals customers.

The Louisiana business combination customer credits variance is due to a regulatory liability of $107 million recorded by Entergy in October 2015 as a result of the Entergy Gulf States Louisiana and Entergy Louisiana business combination. Consistent with the terms of an agreement with the LPSC, electric customers of Entergy Louisiana will realize customer credits associated with the business combination; accordingly, in October 2015, Entergy recorded a regulatory liability of $107 million ($66 million net-of-tax). See Note 2 to the financial statements for further discussion of the business combination and customer credits.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The MISO deferral variance is primarily due to the deferral in 2014 of non-fuel MISO-related charges, as approved by the LPSC and the MPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance expenses. See Note 2 to the financial statements for further discussion of the recovery of non-fuel MISO-related charges.

The Waterford 3 replacement steam generator provision is due to a regulatory charge of approximately $32 million recorded in 2015 related to the uncertainty associated with the resolution of the Waterford 3 replacement steam generator project. See Note 2 to the financial statements for a discussion of the Waterford 3 replacement steam generator prudence review proceeding.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing 2015 to 2014.

Amount
(In Millions)

2014 net revenue	$2,224
Nuclear realized price changes	(310)
Vermont Yankee shutdown in December 2014	(305)
Nuclear volume, excluding Vermont Yankee effect	20
Other	37
2015 net revenue	$1,666

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by approximately $558 million in 2015 primarily due to:

•	lower realized wholesale energy prices, primarily due to significantly higher Northeast market power prices in 2014, and lower capacity prices in 2015; and

•	a decrease in net revenue as a result of Vermont Yankee ceasing power production in December 2014.

The decrease was partially offset by higher volume in the Entergy Wholesale Commodities nuclear fleet, excluding Vermont Yankee, resulting from fewer refueling outage days in 2015 as compared to 2014, partially offset by more unplanned outage days in 2015 as compared to 2014.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for 2015 and 2014.

	2015	2014
Owned capacity (MW) (a)	4,880	6,068
GWh billed	39,745	44,424
Average revenue per MWh	$51.88	$60.84

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	91%	91%
GWh billed	35,859	40,253
Average revenue per MWh	$51.49	$60.35
Refueling Outage Days:
FitzPatrick	—	44
Indian Point 2	—	24
Indian Point 3	23	—
Palisades	32	56
Pilgrim	34	—

(a)	The reduction in owned capacity is due to the retirement of the 605 MW Vermont Yankee plant in December 2014 and the sale of the 583 MW Rhode Island State Energy Center in December 2015.

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

The effects of sustained low natural gas prices and power market structure challenges have resulted in lower market prices for electricity in the power regions where the Entergy Wholesale Commodities nuclear power plants are located. The Entergy Wholesale Commodities nuclear business experienced an annual realized price per MWh of $51.49 in 2015, $60.35 in 2014, and $50.15 in 2013. The decrease in realized price in 2015 is primarily attributable to a significant increase in first quarter 2014 prices due to cold winter weather and northeastern U.S. gas pipeline infrastructure limitations. Prior to 2010 the annual realized price per MWh for Entergy Wholesale Commodities generally increased each year, reaching a peak of $61.07 in 2009. As shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments,” Entergy Wholesale Commodities has sold forward 86% of its planned nuclear energy output for 2016 for an expected average contracted energy price of $46 per MWh based on market prices at December 31, 2015. In addition, Entergy Wholesale Commodities has sold forward 63% of its planned nuclear energy output for 2017 for an expected average contracted energy price of $46 per MWh based on market prices at December 31, 2015.

The market price trend presents a challenging economic situation for the Entergy Wholesale Commodities plants. The severity of the challenge varies for each of the plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. In addition, currently the market design under which the plants operate does not adequately compensate merchant nuclear plants for their environmental and fuel diversity benefits in the region.

In October 2015, Entergy determined that it will close the Pilgrim and FitzPatrick plants. The decisions to shut down the plants were primarily due to the poor market conditions that have led to reduced revenues, the poor market design that fails to properly compensate nuclear generators for the benefits they provide, and increased operational costs. The Pilgrim plant will cease operations no later than June 1, 2019. FitzPatrick is expected to shut down at the end of its current fuel cycle, which is planned for January 27, 2017.

Entergy previously shut down Vermont Yankee in 2014, and, after the closures of Pilgrim and FitzPatrick, will have two remaining nuclear power generating facilities in operation in the Entergy Wholesale Commodities business,

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Indian Point and Palisades. Unlike the three facilities that Entergy has decided to shut down, Indian Point is a multi-unit site with both Indian Point 2 and 3 in operation that sells power at NYISO Zone G, which is a key supply region for New York City. In addition, Indian Point 2 (1,028 MW) and 3 (1,041 MW) are significantly larger plants than Vermont Yankee (605 MW), Pilgrim (688 MW), or FitzPatrick (838 MW). The Indian Point plants, however, are currently involved, and face opposition, in extensive licensing proceedings, which are described in “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants.” Palisades (811 MW) is similar in size to FitzPatrick, is also a single-unit site, and the MISO market in which it operates has also experienced market price declines over the past few years. Most of the Palisades output, however, is sold under a 15-year power purchase agreement, entered at the plant’s acquisition in 2007, that expires in 2022. The power purchase agreement prices currently exceed market prices and escalate each year, up to $61.50/MWh in 2022.

In 2015, Entergy recorded impairment and other related charges to write down the carrying values of the FitzPatrick, Pilgrim, and Palisades plants and related assets to their fair values. See Note 1 to the financial statements for further discussion of the impairments of the value of FitzPatrick, Pilgrim, and Palisades. Impairment of long-lived assets and nuclear decommissioning costs, and the factors that influence these items, are both discussed in “Critical Accounting Estimates” below. If economic conditions or regulatory activity no longer support the continued operation of Indian Point or Palisades for their expected lives or no longer support the recovery of the costs of the plants it could adversely affect Entergy’s results of operations through loss of revenue, impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $2,276 million for 2014 to $2,443 million for 2015 primarily due to:

•
an increase of $59 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs, higher labor costs, and an overall higher scope of work done in 2015. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “ANO Damage, Outage, and NRC Reviews” below for a discussion of the ANO stator incident and subsequent NRC reviews;

•
an increase of $28 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefit costs as a result of lower discount rates and changes in retirement and mortality assumptions, partially offset by a decrease in the accrual for incentive-based compensation.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs;

•
an increase of $27 million in energy efficiency costs, including the effects of true-ups to energy efficiency filings for fixed costs to be collected from customers.  These costs are recovered through energy efficiency riders in certain jurisdictions and have a minimal effect on net income;

•	an increase of $26 million in distribution expenses primarily due to higher vegetation maintenance and higher labor costs in 2015 as compared to 2014; and

•
an increase of $24 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. The net income effect is partially offset by the method of recovery of these costs in certain jurisdictions.  See Note 2 to the financial statements for further information on the recovery of these costs.

The increase was partially offset by a decrease of $23 million in storm damage accruals primarily at Entergy Mississippi. See Note 2 to the financial statements for a discussion of storm cost recovery.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The asset write-offs, impairments, and related charges variance is due to the following activity:

•
the $45 million ($28 million net-of-tax) write-off in 2015 to recognize that a portion of the assets associated with the Waterford 3 replacement steam generator project is no longer probable of recovery and the $16 million ($11 million net-of-tax) write-off in 2014 due to the uncertainty at the time associated with the resolution of the Waterford 3 replacement steam generator project prudence review;

•
the $23.5 million ($15.3 million net-of-tax) write-off in 2015 of the regulatory asset associated with the Spindletop gas storage facility as a result of the approval of the System Agreement termination settlement agreement; and

•	the $56 million ($37 million net-of-tax) write-off in 2014 of Entergy Mississippi’s regulatory asset associated with new nuclear generation development costs.

See Note 2 to the financial statements for further discussion of the asset write-offs, impairments, and related charges.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes, payroll taxes, and franchise taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Ninemile Unit 6 project, which was placed in service in December 2014, and higher depreciation rates at Entergy Mississippi effective February 2015, as approved by the MPSC.

Interest expense increased primarily due to net debt issuances in the fourth quarter 2014 by certain Utility operating companies including the issuance by Entergy Louisiana in November 2014 of $250 million of 4.95% Series first mortgage bonds due January 2045 and the issuance by Entergy Arkansas in December 2014 of $250 million of 4.95% Series first mortgage bonds due December 2044.

Other expenses increased primarily due to increases in decommissioning expenses in 2015 as a result of revised decommissioning cost studies in 2014 for Grand Gulf, ANO1, ANO2, and Waterford 3. See Note 9 to the financial statements for further discussion of the revised decommissioning cost studies.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $1,023 million for 2014 to $899 million for 2015 primarily due to the shutdown of Vermont Yankee, which ceased power production in December 2014. The decrease was partially offset by an increase of $12 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefit costs as a result of lower discount rates and changes in retirement and mortality assumptions, partially offset by a decrease in the accrual for incentive-based compensation.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs.

The asset write-offs, impairments, and related charges variance is primarily due to $2,036 million ($1,317 million net-of-tax) in 2015 of impairment and related charges to write down the carrying values of the FitzPatrick, Pilgrim, and Palisades plants and related assets to their fair values, partially offset by $107 million ($69 million net-of-tax) in 2014 of impairment charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014. See Note 1 to the financial statements for further discussion of these charges.

Taxes other than income taxes decreased primarily due to the shutdown of Vermont Yankee, which ceased power production in December 2014.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Depreciation and amortization expenses decreased primarily due to decreases in depreciable asset balances as a result of the shutdown of Vermont Yankee, which ceased power production in December 2014. See Note 1 to the financial statements for further discussion of impairment of long-lived assets.

The gain on sale of business resulted from the sale in December 2015 of the 583 MW Rhode Island State Energy Center in Johnston, Rhode Island, a business wholly-owned by Entergy in the Entergy Wholesale Commodities segment. Entergy sold Rhode Island State Energy Center for approximately $490 million and realized a pre-tax gain of $154 million on the sale.

Other income decreased primarily due to $37 million ($24 million net-of-tax) in 2015 of impairment and related charges resulting from the write-down of the carrying values of the generating assets of Entergy’s equity method investee Top Deer Wind Ventures, LLC to their fair values, partially offset by higher realized gains on decommissioning trust fund investments in 2015 as compared to 2014, including portfolio reallocations for the Vermont Yankee nuclear decommissioning trust funds.

Other expenses decreased primarily due to a decrease in nuclear refueling outage costs that are being amortized over the estimated period to the next outage as a result of the impairments and related charges in 2015 to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets and the shutdown of Vermont Yankee, which ceased power production in December 2014. See Note 1 to the financial statements for further discussion of the impairment and related charges.

Income Taxes

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates, and for additional discussion regarding income taxes.

The effective income tax rate for 2015 was 80.4%.  The difference in the effective income tax rate versus the statutory rate of 35% for 2015 was primarily due to the tax effects of the Louisiana business combination coupled with the loss before income taxes resulting from the nuclear plant impairments previously discussed. See Note 3 to the financial statements for further discussion of the tax effects of the Louisiana business combination and a reconciliation of the federal statutory rate of 35% to the effective income tax rate.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

2014 Compared to 2013

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2014 to 2013 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other	Entergy
	(In Thousands)
2013 Consolidated Net Income (Loss)	$846,215	$42,976	($158,619)	$730,572

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	210,893	422,147	(17,519)	615,521
Other operation and maintenance	12,369	(25,043)	(8,724)	(21,398)
Asset write-offs, impairments, and related charges	62,814	(221,809)	(2,790)	(161,785)
Taxes other than income taxes	2,760	1,709	(213)	4,256
Depreciation and amortization	(2,019)	60,053	(440)	57,594
Gain on sale of business	—	(43,569)	—	(43,569)
Other income	1,795	(23,642)	(13,272)	(35,119)
Interest expense	22,556	323	591	23,470
Other expenses	7,696	33,699	—	41,395
Income taxes	106,231	254,459	2,926	363,616
2014 Consolidated Net Income (Loss)	$846,496	$294,521	($180,760)	$960,257

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

Results of operations for 2014 include $154 million ($100 million net-of-tax) of charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014 along with reassessment of the assumptions regarding the timing of decommissioning cash flows and severance and employee retention costs. See Note 1 to the financial statements for further discussion of the charges. Results of operations for 2014 also include the $56.2 million ($36.7 million net-of-tax) write-off in 2014 of Entergy Mississippi’s regulatory asset associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff, subsequently approved by the MPSC, in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements for further discussion of the new nuclear generation development costs and the joint stipulation.

As discussed in more detail in Note 1 to the financial statements, results of operations for 2013 include $322 million ($202 million net-of-tax) of impairment and other related charges to write down the carrying value of Vermont Yankee and related assets to their fair values. Also, earnings were negatively affected in 2013 by expenses, including other operation and maintenance expenses and taxes other than income taxes, of approximately $110 million ($70 million net-of-tax), including approximately $85 million ($55 million net-of-tax) for Utility and $25 million ($15 million net-of-tax) for Entergy Wholesale Commodities, recorded in connection with a strategic imperative intended to optimize the organization through a process known as human capital management. In December 2013, Entergy deferred for future collection approximately $45 million ($30 million net-of-tax) of these costs in the Arkansas and Louisiana jurisdictions at the Utility, as approved by the APSC and the LPSC, respectively. See “Human Capital Management Strategic Imperative” below for further discussion.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing 2014 to 2013.

Amount
(In Millions)

2013 net revenue	$1,802
Nuclear realized price changes	393
Nuclear volume	37
Other	(8)
2014 net revenue	$2,224

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

Following are key performance measures for Entergy Wholesale Commodities for 2014 and 2013.

	2014	2013
Owned capacity (MW)	6,068	6,068
GWh billed	44,424	45,127
Average revenue per MWh	$60.84	$50.86

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	91%	89%
GWh billed	40,253	40,167
Average revenue per MWh	$60.35	$50.15
Refueling Outage Days:
FitzPatrick	44	—
Indian Point 2	24	—
Indian Point 3	—	28
Palisades	56	—
Pilgrim	—	45
Vermont Yankee	—	27

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

•
a net decrease of $8 million related to the human capital management strategic imperative in 2014 as compared to 2013 including a decrease of $60 million in implementation costs, severance costs, and curtailment and special termination benefits, the deferral in 2013 of $44 million of costs incurred, as approved by the APSC and LPSC, and partial amortization in 2014 of $8 million of costs that were deferred in 2013. See “Human Capital Management Strategic Imperative” below for further discussion; and

•
a net decrease of $4 million related to Baxter Wilson (Unit 1) repairs. The increase in repair costs incurred in 2014 compared to the prior year were offset by expected insurance proceeds and the deferral of repair costs, as approved by the MPSC. See “Baxter Wilson Plant Event” in Note 8 to the financial statements for further discussion.

The asset write-offs, impairment, and related charges variance is due to the $56.2 million ($36.7 million net-of-tax) write-off in 2014 of Entergy Mississippi’s regulatory asset associated with new nuclear generation development costs and a $16 million ($10.5 million net-of-tax) write-off recorded in 2014 because of the uncertainty associated

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

with the resolution of the Waterford 3 replacement steam generator project prudence review. See Note 2 to the financial statements for further discussion of new nuclear generation development costs and the prudence review.

Interest expense increased primarily due to the lease renewal in December 2013 of the Grand Gulf sale leaseback and net debt issuances of first mortgage bonds in the first quarter 2014 and the second quarter 2013 by certain Utility operating companies. See Note 5 to the financial statements for more details of long-term debt. The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to a higher construction work in progress balance in 2014, including the Ninemile Unit 6 project.

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

•
a decrease of $13 million in implementation costs, severance costs, and curtailment and special termination benefits related to the human capital management strategic imperative in 2014 as compared to 2013. See “Human Capital Management Strategic Imperative” below for further discussion.

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

The asset write-offs, impairments, and related charges variance is primarily due to $321.5 million ($202.2 million net-of-tax) in 2013 of impairment and other related charges primarily to write down the carrying value of Vermont Yankee and related assets to their fair values and $107.5 million ($69.8 million net-of-tax) in 2014 of impairment charges related to Vermont Yankee primarily resulting from the effects of an updated decommissioning cost study completed in the third quarter 2014. See Note 1 to the financial statements for further discussion of these impairment charges.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

The effective income tax rate for 2013 was 23.6%. The difference in the effective income tax rate versus the statutory rate of 35% for 2013 was primarily related to IRS settlements as discussed further in Note 3 to the financial statements and a tax benefit associated with the now-terminated plan to spin off and merge the Utility’s transmission business, because certain associated costs became deductible with the termination of the transaction.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

The NRC operating license for Palisades expires in 2031, for Pilgrim expires in 2032, and for FitzPatrick expires in 2034. For additional discussion regarding the shutdown of the Vermont Yankee plant in December 2014 and the planned shutdown of the FitzPatrick and Pilgrim plants, see “Impairment of Long-Lived Assets” in Note 1 to the financial statements.

Indian Point NRC/ASLB Proceedings

In April 2007, Entergy submitted to the NRC a joint application to renew the operating licenses for Indian Point 2 and Indian Point 3 for an additional 20 years. The original expiration dates of the NRC operating licenses for Indian Point 2 and Indian Point 3 were in September 2013 and December 2015, respectively. Authorization to operate Indian Point 2 and Indian Point 3 rests on Entergy’s having timely filed a license renewal application that remains pending before the NRC. Each of Indian Point 2 and Indian Point 3 has now entered its “period of extended operation” after expiration of the plant’s initial license term under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency. The license renewal application for Indian Point 2 and Indian Point 3 qualifies for timely renewal protection because it met NRC regulatory standards for timely filing.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Four of the 16 admitted contentions have been resolved by the ASLB without hearing, two by means of ASLB-approved settlements, a third by summary disposition as described below, and a fourth by motion to dismiss as moot as described below. In July 2011 the ASLB granted the State of New York’s motion for summary disposition of an admitted contention challenging the adequacy of a section of Indian Point’s environmental analysis as incorporated in the FSEIS as discussed below. That section provided cost estimates for Severe Accident Mitigation Alternatives (SAMAs), which are hardware and procedural changes that could be implemented to mitigate estimated impacts of off-site radiological releases in case of a hypothesized severe accident. In addition to finding that the SAMA cost analysis was insufficient, the ASLB directed the NRC staff to explain why cost-beneficial SAMAs should not be required to be implemented. Entergy appealed the ASLB’s decision to the NRC and the NRC staff supported Entergy’s appeal, while the State of New York opposed it. In December 2011 the NRC denied Entergy’s appeal as premature. Entergy renewed its appeal in February 2014 in conjunction with the filing of Track 1 appeals, as discussed further below. In May 2013, Entergy filed an updated SAMA cost analysis with the NRC, and in July 2013 the ASLB granted Entergy’s motion for clarification that a future NRC staff filing would be the trigger for potential new or amended contentions on the SAMA update.

Nine of the remaining admitted contentions were designated by the ASLB as “Track 1” and were subject to hearings over 12 days in October, November, and December 2012. In November 2013 the ASLB issued a decision on the nine Track 1 contentions. The ASLB resolved eight Track 1 contentions favorably to Entergy. No appeal was taken from the ASLB’s decision on six of those eight contentions, so they have been conclusively resolved in Entergy’s favor. The ASLB resolved one Track 1 contention favorably to New York State. That contention was based on a dispute over the characterization of certain electrical equipment as “active” or “passive.” The ASLB found in favor of the State of New York despite precedent supporting the characterization advocated by Entergy and NRC staff.

Following the ASLB’s November 2013 decision on Track 1 contentions, the State of New York and Clearwater each appealed the decision on a single contention (SAMA decontamination cost estimates for the State of New York and environmental justice for Clearwater), while Riverkeeper filed no appeals. Entergy and NRC staff both appealed

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

the same three issues: (1) the ASLB’s decision on electrical transformers; (2) certain intermediate determinations in the ASLB’s overall favorable decision on environmental justice; and (3) the ASLB’s earlier decisions on SAMA cost estimates, thus renewing their appeals of that issue previously denied by the NRC as premature. Appeal (3) addressed a contention that was one of the four decided without hearing. The remaining appeals addressed contentions that were tried in Track 1 hearings.

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

In March 2015 the NRC resolved the remaining appeals from the ASLB’s Track 1 decisions in favor of Entergy and the NRC staff. Those appeals addressed electrical transformers and environmental justice. All filings in response to the NRC’s request for additional information on SAMA issues raised by the pending two SAMA-related appeals have been completed. There is no deadline for the NRC to act on the SAMA-related appeals.

The remaining four admitted consolidated contentions were designated by the ASLB as “Track 2.” In April 2014 the ASLB granted Entergy’s motion to dismiss as moot a contention by Riverkeeper alleging that the FSEIS failed to adequately address endangered species issues. At the same time, the ASLB denied a motion filed by Riverkeeper in August 2013 to amend its endangered species contention. These ASLB decisions were not appealed and are now final, making a total of 11 of the original 16 admitted consolidated contentions that have been resolved favorably (or in the case of settlement, acceptably) to Entergy. Five of the original 16 admitted consolidated contentions are on appeal (two total) or pending ASLB decision on Track 2 (three total).

Track 2 hearings on the three remaining Track 2 contentions, all of which relate to safety, were conducted by the ASLB in November 2015. The ASLB has scheduled the submission of proposed findings of fact and conclusions of law and a reply to other parties’ proposed findings and conclusions through late-March 2016. There is no deadline for the ASLB to issue a decision on Track 2 contentions. The disappointed party may appeal to the NRC and, ultimately, to the federal courts.

Independent of the ASLB process, the NRC staff has performed its technical and environmental reviews of the Indian Point 2 and Indian Point 3 license renewal application. The NRC staff issued an FSER in August 2009, a supplement to the FSER in August 2011, an FSEIS in December 2010, a supplement to the FSEIS in June 2013, and, as noted above, a further supplement to the FSER in November 2014. In November 2014 the NRC staff advised of its proposed schedule for issuance of a further FSEIS supplement to address new information received by NRC staff since preparation and publication of the previous FSEIS supplement in June 2013. The matters to be addressed in the new supplement include Entergy’s May 2013 submittal of updated cost information for SAMAs; Entergy’s February 2014 submittal of new aquatic impact information; the June 2013 revision by the NRC of its Generic Environmental Impact Statement relied upon in license renewal proceedings; and the NRC’s Continued Storage Of Spent Nuclear Fuel rule, which was published in the Federal Register in September 2014. The NRC staff issued a draft of the new FSEIS supplement in December 2015. Under the updated schedule, the new final FSEIS supplement is expected to be issued in September 2016.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Indian Point NYSDEC Water Quality Certification Proceedings

The New York State Department of Environmental Conservation (NYSDEC) has taken the position that Indian Point must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process. Entergy submitted its application for a water quality certification to NYSDEC in April 2009, with a reservation of rights regarding the applicability of Section 401 in this case. After Entergy submitted certain additional information in response to NYSDEC requests for additional information, in February 2010 the NYSDEC staff determined that Entergy’s water quality certification application was complete. In April 2010 the NYSDEC staff issued a proposed notice of denial of Entergy’s water quality certification application (the Notice). NYSDEC staff’s Notice triggered an administrative adjudicatory hearing before NYSDEC ALJs on the proposed Notice. The NYSDEC staff decision does not restrict Indian Point operations, but the issuance of a certification is potentially required prior to NRC issuance of renewed unit licenses. In June 2011, Entergy filed notice with the NRC that NYSDEC, the agency that would issue or deny a water quality certification for the Indian Point license renewal process, had taken longer than one year to take final action on Entergy’s application for a water quality certification and, therefore, had waived its opportunity to require a certification under the provisions of Section 401 of the Clean Water Act. The NYSDEC has notified the NRC that it disagrees with Entergy’s position and does not believe that it has waived the right to require a certification. The NYSDEC ALJs overseeing the agency’s certification adjudicatory process stated in a ruling issued in July 2011 that while the waiver issue is pending before the NRC, the NYSDEC hearing process will continue on selected issues. The ALJs held a Legislative Hearing (agency public comment session) and an Issues Conference (pre-trial conference) in July 2010 and set certain issues for trial in October 2011. In 2014, hearings were held on NYSDEC’s proposed best technology available, closed cycle cooling. The NYSDEC staff also has proposed annual fish protection outages of 42, 62, or 92 days at both units or at one unit with closed cycle cooling at the other. The ALJs held a further legislative hearing and issues conference on this NYSDEC staff proposal in July 2014. In January 2015, Entergy wrote NYSDEC leadership requesting an explanation of the delay in release of the ruling following an ALJ’s on-record statement that the ALJ’s draft ruling was under “executive review.” In February 2015 the ALJs issued a ruling scheduling hearings on the outage proposals and other pending issues. In March 2015 the NYSDEC staff withdrew from consideration at trial before the ALJs its proposal for annual fish protection outages of 92 days. The NYSDEC staff and Riverkeeper continue to advance other annual outage proposals. The NYSDEC staff also withdrew from further consideration a $24 million annual interim payment that had been proposed as a condition of the draft water pollution control permit. Hearings on the outages proposal were held in September 2015, and post-hearing briefing on both the closed cycle cooling proposal and the outages proposal has been scheduled for May and July 2016.

The ALJs have issued no partial decisions on the several issues that have been the subject of hearing during the past four years and have not announced a schedule for doing so. After the completion of hearings on the merits, the ALJs will issue a recommended decision to the NYSDEC Commissioner’s designated delegate who will then issue the final agency decision.  A party to the proceeding can appeal the final agency decision to state court.

Indian Point Coastal Zone Management Act Proceedings

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

First, Entergy filed with the New York State Department of State (NYSDOS) in November 2012 a petition for declaratory order that Indian Point is grandfathered under either of two criteria prescribed by the New York Coastal Management Program (NYCMP), which sets forth the state coastal policies applied in a CZMA consistency review. NYSDOS denied the motion by order dated January 2013. Entergy filed a petition for judicial review of NYSDOS’s decision with the New York State Supreme Court for Albany County in March 2013. The court denied Entergy’s appeal in December 2013. Entergy initiated an appeal to the Appellate Division of the New York State Supreme Court in January 2014. In December 2014 a five-judge panel of that court unanimously held that Indian Point is exempt from

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

CZMA consistency review by NYSDOS because it meets one of the two criteria for grandfathering established in the NYCMP. The court did not address the second criterion. Appeal to New York State’s highest court, the State Court of Appeals, was granted in June 2015 upon NYSDOS’s motion. Oral argument has not been scheduled.

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

NYSDOS disputed the effectiveness of Entergy’s November 2014 notice withdrawing the consistency certification. In December 2014, Entergy and NYSDOS executed an agreement intended to preserve the parties’ respective positions on withdrawal. The agreement provides, among other things, that if NYSDOS is correct about withdrawal not being effective, the parties will be deemed to have agreed to a stay of NYSDOS’s deadline for decision on the 2012 consistency certification to June 30, 2015. That agreement was extended several times; upon expiration of the last extension, NYSDOS issued an objection on November 6, 2015. On November 10, 2015, Entergy filed with the National Oceanographic and Atmospheric Administration (NOAA), the agency within the U.S. Department of Commerce that has been delegated authority to act on CZMA appeals, a motion requesting a determination that Entergy’s November 2014 withdrawal notice was effective, and the objection therefore invalid, or, alternatively, an extension of the deadline for Entergy to file a notice of appeal and the consolidated record of proceedings which by law must be assembled by the federal licensing agency, here the NRC. On November 25, 2015, after receiving papers in opposition

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

from NYSDOS, NOAA issued a letter (1) deferring until after the New York Court of Appeals ruled on grandfathering the determination whether Entergy’s withdrawal notice was effective, and (2) extending until that time Entergy’s deadline for filing a notice of appeal and the consolidated record. In January 2016, Entergy filed suit in the U.S. District Court for the Northern District of New York challenging NYDSOS’s November 6, 2015 CZMA objection on federal preemption grounds. Entergy’s complaint requests a determination that the objection, which cites nuclear safety concerns, is preempted and thus invalid.

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

In May 2014 the NRC met with Entergy during a regulatory conference to discuss the preliminary red and yellow findings and Entergy’s response to the findings. During the regulatory conference, Entergy presented information on the facts and assumptions the NRC used to assess the potential findings. The NRC used the information provided by Entergy at the regulatory conference to finalize its decision regarding the inspection team’s findings. In a letter dated June 23, 2014, the NRC classified both findings as “yellow with substantial safety significance.” In an assessment follow-up letter for ANO dated July 29, 2014, the NRC stated that given the two yellow findings, it determined that the performance at ANO was in the “degraded cornerstone column,” or column 3, of the NRC’s reactor oversight process action matrix beginning the first quarter 2014. Corrective actions in response to the NRC’s findings have been taken and remain ongoing at ANO.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Entergy Arkansas incurred incremental costs of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas also expects to incur approximately $50 million in 2016 in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A much lesser amount of incremental expenses is expected to be ongoing annually after 2016.

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. In the application, Entergy Louisiana and Entergy Gulf States Louisiana identified potential benefits, including enhanced economic and customer diversity, enhanced geographic and supply diversity, and greater administrative efficiency. In the initial proceedings with the LPSC, Entergy Louisiana and Entergy Gulf States Louisiana estimated that the business combination could produce up to $128 million in measurable customer benefits during the first ten years following the transaction’s close including proposed guaranteed customer credits of $97 million in the first nine years.  In April 2015 the LPSC staff and intervenors filed testimony in the LPSC business combination proceeding. The testimony recommended an extensive set of conditions that would be required in order to recommend that the LPSC find that the business combination was in the public interest. The LPSC staff’s primary concern appeared to be potential shifting in fuel costs between Entergy Louisiana and Entergy Gulf States Louisiana customers. In May 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed rebuttal testimony. After the testimony was filed with the LPSC, the parties engaged in settlement discussions that ultimately led to the execution of an uncontested stipulated settlement (“stipulated settlement”), which was filed with the LPSC in July 2015. Through the stipulated settlement, the parties agreed to terms upon which to recommend that the LPSC find that the business combination was in the public interest. The stipulated settlement, which was either joined, or unopposed, by all parties to the LPSC proceeding, represents a compromise of stakeholder positions and was the result of an extensive period of analysis, discovery, and negotiation. The stipulated settlement provides $107 million in guaranteed customer benefits during the first nine years following the transaction’s close. Additionally, the combined company will honor the 2013 Entergy Louisiana and Entergy Gulf States Louisiana rate case settlements, including the commitments that (1) there will be no rate increase for legacy Entergy Gulf States Louisiana customers for the 2014 test year, and (2) through the 2016 test year formula rate plan, Entergy Louisiana (as a combined entity) will not raise rates by more than $30 million, net of the $10 million rate increase included in the Entergy Louisiana legacy formula rate plan. The stipulated settlement also describes the process for implementing a fuel-tracking mechanism that is designed to address potential effects arising from the shifting of fuel costs between legacy Entergy Louisiana

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

and legacy Entergy Gulf States Louisiana customers as a result of the combination of those companies’ fuel adjustment clauses. Specifically, the fuel tracker would reallocate such cost shifts as between legacy customers of the companies on an after-the-fact basis, and the calculation of the fuel tracker will be submitted annually in a compliance filing. The stipulated settlement also provides that Entergy Gulf States Louisiana and Entergy Louisiana are permitted to defer certain external costs that were incurred to achieve the business combination’s customer benefits. The deferred amount, which shall not exceed $25 million, will be subject to a prudence review and amortized over a 10-year period. In 2015 deferrals of $16 million for these external costs were recorded. A hearing on the stipulated settlement in the LPSC proceeding was held in July 2015. In August 2015 the LPSC approved the business combination.

In April 2015 the FERC approved applications requesting authorization for the business combination. In August 2015 the NRC approved the applications for the River Bend and Waterford 3 license transfers as part of the steps to complete the business combination.

On October 1, 2015, the businesses formerly conducted by Entergy Louisiana and Entergy Gulf States Louisiana were combined into a single public utility. With the completion of the business combination, Entergy Louisiana holds substantially all of the assets, and has assumed the liabilities, of Entergy Louisiana and Entergy Gulf States Louisiana. The effect of the business combination has been retrospectively applied to Entergy Louisiana's financial statements that are presented in this report. See Note 2 to the financial statements for further discussion of the business combination and related customer credits.

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

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy as of December 31, 2015 is primarily due to a decrease in retained earnings.

	2015	2014
Debt to capital	59.1%	57.4%
Effect of excluding securitization bonds	(1.4%)	(1.4%)
Debt to capital, excluding securitization bonds (a)	57.7%	56.0%
Effect of subtracting cash	(2.7%)	(2.8%)
Net debt to net capital, excluding securitization bonds (a)	55.0%	53.2%

(a)
Calculation excludes the Arkansas, Louisiana, New Orleans and Texas securitization bonds, which are non-recourse to Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas, respectively.

Entergy Corporation and Subsidiaries
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

Long-term debt, including the currently maturing portion, makes up most of Entergy’s total debt outstanding. Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2015. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2015. The amounts below include payments on the Entergy Louisiana and System Energy sale-leaseback transactions, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2016	2017	2018	2019-2020	after 2020
	(In Millions)
Utility	$743	$890	$1,308	$1,978	$13,410
Entergy Wholesale Commodities	3	2	13	2	26
Parent and Other	89	566	66	1,403	690
Total	$835	$1,458	$1,387	$3,383	$14,126

Note 5 to the financial statements provides more detail concerning long-term debt outstanding.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2020. Entergy Corporation has the ability to issue letters of credit against 50% of the total borrowing capacity of the facility. The commitment fee is currently 0.275% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate for the year ended December 31, 2015 was 1.98% on the drawn portion of the facility.

As of December 31, 2015, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$835	$9	$2,656

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At December 31, 2015, Entergy Corporation had $422 million of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2015 was 0.90%.

Capital lease obligations are a minimal part of Entergy’s overall capital structure. Following are Entergy’s payment obligations under those leases.

	2016	2017	2018	2019-2020	after 2020
	(In Millions)
Capital lease payments	$5	$4	$4	$6	$25

The capital leases are discussed in Note 10 to the financial statements.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2015 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2015	Letters of Credit Outstanding as of December 31, 2015
Entergy Arkansas	April 2016	$20 million (b)	1.92%	—	—
Entergy Arkansas	August 2020	$150 million (c)	1.92%	—	—
Entergy Louisiana	August 2020	$350 million (d)	1.67%	—	$3.1 million
Entergy Mississippi	May 2016	$10 million (e)	1.92%	—	—
Entergy Mississippi	May 2016	$20 million (e)	1.92%	—	—
Entergy Mississippi	May 2016	$35 million (e)	1.92%	—	—
Entergy Mississippi	May 2016	$37.5 million (e)	1.92%	—	—
Entergy New Orleans	November 2018	$25 million	2.17%	—	—
Entergy Texas	August 2020	$150 million (f)	1.92%	—	$1.3 million

(a)	The interest rate is the rate as of December 31, 2015 that would be applied to outstanding borrowings under the facility.

(b)	Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.

(d)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(f)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.

Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio of 65% or less of its total capitalization. Each Registrant Subsidiary is in compliance with this covenant.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations related to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2015:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2015
Entergy Arkansas	$25 million	0.70%	$1.0	million
Entergy Louisiana	$125 million	0.70%	$17.1	million
Entergy Mississippi	$40 million	0.70%	$6.0	million
Entergy New Orleans	$15 million	0.75%	$1.4	million
Entergy Texas	$50 million	0.70%	$9.4	million

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

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows. Following are Entergy’s payment obligations as of December 31, 2015 on non-cancelable operating leases with a term over one year:

	2016	2017	2018	2019-2020	after 2020
	(In Millions)
Operating lease payments	$78	$64	$53	$84	$80

The operating leases are discussed in Note 10 to the financial statements.

Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2016	2017-2018	2019-2020	after 2020	Total
	(In Millions)
Long-term debt (a)	$835	$2,845	$3,383	$14,126	$21,189
Capital lease payments (b)	$5	$8	$6	$25	$44
Operating leases (b) (c)	$78	$117	$84	$80	$359
Purchase obligations (d)	$1,584	$2,684	$1,803	$4,165	$10,236

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Lease obligations are discussed in Note 10 to the financial statements.

(c)	Does not include power purchase agreements that are accounted for as leases that are included in purchase obligations.

(d)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  Almost all of the total are fuel and purchased power obligations.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In addition to the contractual obligations given above, Entergy currently expects to contribute approximately $387.5 million to its pension plans and approximately $52.8 million to other postretirement plans in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy has $1,347 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy’s equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);

•	permit the continued commercial operation of Grand Gulf;

•	pay in full all System Energy indebtedness for borrowed money when due; and

•	enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy’s rights in the agreement as security for the specific debt.

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments by operating segment for 2016 through 2018.

Planned construction and capital investments	2016	2017	2018
	(In Millions)
Utility:
Generation	$1,790	$1,155	$1,380
Transmission	715	850	725
Distribution	775	810	755
Other	270	200	185
Total	3,550	3,015	3,045
Entergy Wholesale Commodities	260	235	215
Total	$3,810	$3,250	$3,260

Planned construction and capital investments refer to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth, and includes spending for the nuclear and non-nuclear plants at Entergy Wholesale Commodities. In addition to routine capital projects, they also refer to amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following:

•	Potential resource planning investments, including the Union Power Station acquisition discussed below, and potential construction of additional generation.

•	Entergy Wholesale Commodities investments associated with specific investments such as component replacements, software and security, dry cask storage, and nuclear license renewal.

•	NRC post-Fukushima requirements for the Utility and Entergy Wholesale Commodities nuclear fleets.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•	Transmission spending to enhance reliability, reduce congestion, and enable economic growth.

•	Distribution spending to maintain reliability and improve service to customers, including initial investment to support smart meter deployment.

For the next several years, the Utility’s owned generating capacity is projected to be adequate to meet MISO reserve requirements; however, in the longer-term additional supply resources will be needed, and its supply plan initiative will continue to seek to transform its generation portfolio with new generation resources.  Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. Estimated capital expenditures are also subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. Discovery has begun in the proceeding. Testimony has been filed by LPSC staff and intervenors, with LPSC staff concluding that the construction of the project serves the public convenience and necessity.  Three intervenors contend that Entergy Louisiana has not established that construction of the project is in the public interest, claiming that the RFP excluded consideration of certain resources that could be more cost effective, that the RFP provided undue preference to the self-build option, and that a 30-year capacity commitment is not warranted by current supply conditions.  The RFP independent monitor also filed testimony and a report affirming that the St. Charles Power Station was selected through an objective and fair RFP that showed no undue preference to any proposal.  An evidentiary hearing is scheduled for April 2016 and, subject to regulatory approval by the LPSC, full notice to proceed is expected to be issued in Summer 2016.  Commercial operation is estimated to occur by Summer 2019.

Union Power Station Purchase Agreement

In December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Pursuant to the agreement, Entergy Gulf States Louisiana would acquire two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy Texas would each acquire one power block and a 25% undivided ownership interest in such related assets. The base purchase price is expected to be approximately $948 million (approximately $237 million for each power block) subject to adjustments.  The purchase is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies. Under the original terms of the asset purchase agreement, these included regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino antitrust law.

In December 2014, Entergy Texas filed its application for Certificate of Convenience and Necessity (CCN) with the PUCT seeking one of the two necessary PUCT approvals of the acquisition. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the CCN filing. In July 2015, Entergy Texas withdrew its rate case and, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application. In July 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans. The acquisition by Entergy New Orleans replaces the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the acquisition of the power block and seeking approval of the recovery of the associated costs. In November 2015 the City Council issued written resolutions and an order approving an agreement in principle between

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy New Orleans and City Council advisors providing that the purchase of Power Block 1 and related assets by Entergy New Orleans is prudent and in the public interest.

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery. Supplemental testimony was submitted in July 2015 explaining the reallocation of one of the power blocks to Entergy New Orleans and clarifying that Entergy Gulf States Louisiana would own 100% of the capacity and associated energy of two power blocks. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent. The business combination of Entergy Gulf States Louisiana and Entergy Louisiana received regulatory approval and closed in October 2015 making Entergy Louisiana the named purchaser of Power Blocks 3 and 4 of the Union Power Station.

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery. A hearing was held in September 2015. In November 2015 the APSC issued an order conditionally approving the acquisition and requesting that Entergy Arkansas file compliance testimony reporting on two minor conditions. In January 2016 the APSC issued an order finding that Entergy Arkansas’s December 2015 compliance filing was substantially compliant with its November 2015 order. If the transaction closes on or before March 24, 2016, recovery of the costs to acquire Power Block 2 of the Union Power Station will be through Entergy Arkansas’s new base rates that will commence with the first billing cycle of April 2016. If the transaction closes after that date, the parties have agreed to concurrent cost recovery through Entergy Arkansas’s capacity acquisition rider.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station. Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015.

In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction. In April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment. Filings were made with the FERC in September 2015 replacing Entergy Texas with Entergy New Orleans as an applicant in the filings and providing supplemental information. In the FERC proceeding requesting authorization for the transaction, in December 2015, UPP, Entergy Arkansas, Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, and Entergy New Orleans filed their response to the FERC’s November 2015 request for additional information. The public comment period on the December 2015 filing expired in January 2016. No protests were filed. The LPSC, City Council, and APSC have filed submissions with the FERC urging the FERC to promptly consider and approve the transaction.

Closing of the purchase is expected to be completed promptly following the receipt of FERC approval.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities. At its January 2016 meeting, the Board declared a dividend of $0.85 per share. Entergy paid $599 million in 2015, $596 million in 2014, and $593 million in 2013 in cash dividends on its common stock.

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options, restricted stock, performance units, and restricted stock unit awards to key employees, which may be exercised to obtain shares of Entergy’s common stock. According to the plans, these shares can be newly issued shares, treasury

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

stock, or shares purchased on the open market. Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.

In addition to the authority to fund grant exercises, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. As of December 31, 2015, $350 million of authority remains under the $500 million share repurchase program. The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•	internally generated funds;

•	cash on hand ($1,351 million as of December 31, 2015);

•	securities issuances;

•	bank financing under new or existing facilities or commercial paper; and

•	sales of assets.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future.

Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred stock. As of December 31, 2015, under provisions in their mortgage indentures, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $394.9 million and $68.5 million, respectively. All debt and common and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their preferred equity and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. Entergy believes that the Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs.

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy, except securities with maturities longer than one year issued by Entergy Arkansas and Entergy New Orleans, which are subject to the jurisdiction of the APSC and the City Council, respectively. No regulatory approvals are necessary for Entergy Corporation to issue securities. The current FERC-authorized short-term borrowing limits are effective through October 2017. Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2017. Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2018. Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2016. Entergy Arkansas, Entergy Louisiana, and System Energy each have obtained long-term financing authorizations from the FERC that extend through October 2017 for issuances by its nuclear fuel company variable interest entity. In addition to borrowings from commercial banks, the Registrant Subsidiaries may also borrow from the Entergy System money pool. The money pool is an intercompany borrowing arrangement designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed the FERC-authorized short-term borrowing limits. See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to portions of Entergy’s service area in Louisiana, and to a lesser extent in Mississippi and Arkansas.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  In January 2013, Entergy Louisiana drew $252 million from its funded storm reserve escrow accounts.  In April 2013, Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds for prior storms, Entergy Louisiana requested an LPSC determination that $321.5 million in system restoration costs were prudently incurred. In May 2013, Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Louisiana Act 55). The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of the company’s costs. Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($290.8 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($290 million for Entergy Louisiana); (iii) authorize Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Entergy Louisiana committed to pass on to customers a minimum of $30.8 million of customer benefits through annual customer credits of approximately $6.2 million for five years. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In July 2014, Entergy Louisiana issued two series totaling $300 million of 3.78% Series first mortgage bonds due April 2025. Entergy Louisiana used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.

In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $314.85 million in bonds under Act 55 of the Louisiana Legislature.  From the $309 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $16 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $293 million directly to Entergy Louisiana.  Entergy Louisiana used the $293 million received from the LURC to acquire 2,935,152.69 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

Entergy and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LCDA and there is no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as the billing and collection agent for the state.

In May 2015, the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs, the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million for estimated up-front financing costs associated with the securitization. See Note 5 to the financial statements for a discussion of the July 2015 issuance of the securitization bonds.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
	(In Millions)
Cash and cash equivalents at beginning of period	$1,422	$739	$533

Net cash provided by (used in):
Operating activities	3,291	3,890	3,189
Investing activities	(2,609)	(2,955)	(2,602)
Financing activities	(753)	(252)	(381)
Net increase (decrease) in cash and cash equivalents	(71)	683	206

Cash and cash equivalents at end of period	$1,351	$1,422	$739

Operating Activities

2015 Compared to 2014

Net cash provided by operating activities decreased by $599 million in 2015 primarily due to:

•	lower Entergy Wholesale Commodities net revenues in 2015 as compared to 2014, as discussed previously;

•
proceeds of $310 million received from the Louisiana Utilities Restoration Corporation in August 2014 as a result of the Louisiana Act 55 storm cost financing. See Note 2 to the financial statements and “Hurricane Isaac” above for a discussion of the Act 55 storm cost financing;

•	spending of $78 million in 2015 on activities related to the decommissioning of Vermont Yankee, which ceased power production in December 2014;

•
an increase of $52 million in interest paid in 2015 primarily due to an increase in interest paid on the Grand Gulf sale-leaseback obligation. See Note 10 to the financial statements for details of the Grand Gulf sale-leaseback obligation;

•
an increase in spending of $48 million in 2015 related to Vermont Yankee, including the severance and retention payments accrued in 2014 and defueling activities that took place after the plant ceased power production in December 2014; and

•
an increase in income tax payments of $26 million primarily due to payments made in 2015 for the final settlement of amounts outstanding associated with the 2006-2007 IRS audit. See Note 3 to the financial statements for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

The decrease was partially offset by:

•	an increase in the recovery of fuel costs in 2015;

•	higher Utility net revenues in 2015 as compared to 2014, as discussed above; and

•	a decrease of $46 million in storm spending in 2015 as compared to 2014.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

2014 Compared to 2013

Net cash provided by operating activities increased by $701 million in 2014 primarily due to:

•	higher Entergy Wholesale Commodities and Utility net revenues in 2014 as compared to 2013, as discussed previously;

•
proceeds of $310 million received from the LURC in August 2014 as a result of the Louisiana Act 55 storm cost financings. See Note 2 to the financial statements for a discussion of the Act 55 storm cost financings;

•	$58 million margin deposits made by Entergy Wholesale Commodities in 2013;

•	a decrease in income tax payments of $50 million in 2014 compared to 2013 primarily due to state income tax effects of the settlement of the 2004-2005 IRS audit paid in 2013; and

•	approximately $25 million in spending in 2013 related to the generator stator incident at ANO, as discussed previously.

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

•	proceeds of $72 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel;

•	an increase of $44 million in spending on nuclear refueling outages in 2014 as compared to 2013; and

•	an increase of $25 million in storm restoration spending in 2014.

Investing Activities

2015 Compared to 2014

Net cash flow used in investing activities decreased by $346 million in 2015 primarily due to:

•	proceeds of approximately $490 million from the sale in December 2015 of Rhode Island State Energy Center. See Note 15 to the financial statements for further discussion of the sale;

•
the deposit of a total of $64 million into Entergy New Orleans’s storm reserve escrow accounts in 2015 compared to the deposit of a total of $268 million into Entergy Louisiana’s storm reserve escrow accounts in 2014;

•	$58 million in disbursements from the Vermont Yankee decommissioning trust funds to Entergy in 2015; and

•
a decrease in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

The decrease was partially offset by:

•
an increase in construction expenditures primarily due to an overall higher scope of work on various projects in 2015 as compared to 2014 and compliance with NRC post-Fukushima requirements, partially offset by a decrease in storm restoration spending and a decrease in spending on the Ninemile Unit 6 project;

•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statements of Cash Flows, as Entergy received net deposits of $47 million in 2014.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the “Market and Credit Risk Sensitive Instruments” section below; and

•
a decrease of $16 million in insurance proceeds primarily due to $13 million received in 2015 related to the Baxter Wilson plant event and $12 million received in 2015 for property damages related to the generator stator incident at ANO compared to $37 million received in 2014 for property damages related to the generator

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

stator incident at ANO. See Note 8 to the financial statements for a discussion of the Baxter Wilson plant event and the ANO stator incident.

2014 Compared to 2013

Net cash used in investing activities increased by $353 million in 2014 primarily due to:

•
the deposit of a total of $276 million into storm reserve escrow accounts in 2014, primarily by Entergy Louisiana. See “Hurricane Isaac” above for a discussion of storm reserve escrow account replenishments in 2014;

•
the withdrawal of a total of $260 million from storm reserve escrow accounts in 2013, primarily by Entergy Louisiana, after Hurricane Isaac. See “Hurricane Isaac” above for discussion of storm reserve escrow account withdrawals;

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

The increase was partially offset by:

•
a decrease in construction expenditures, primarily in the Utility business, including a decrease in spending on the Ninemile 6 project and spending in 2013 on the generator stator incident at ANO, partially offset by an increase in storm restoration spending;

•
a change in collateral deposit activity, reflected in the “Decrease (increase) in other investments” line on the Consolidated Statements of Cash Flows, as Entergy received net deposits of $47 million in 2014 and returned net deposits of $88 million in 2013.  Entergy Wholesale Commodities’ forward sales contracts are discussed in the “Market and Credit Risk Sensitive Instruments” section below; and

•	$37 million in insurance proceeds received in 2014 for property damages related to the generator stator incident at ANO, as discussed above.

Financing Activities

2015 Compared to 2014

Net cash flow used in financing activities increased $501 million in 2015 primarily due to:

•
long-term debt activity providing approximately $41 million of cash in 2015 compared to providing $777 million of cash in 2014.  Included in the long-term debt activity is $140 million in 2015 and $440 million in 2014 for the repayment of borrowings on the Entergy Corporation long-term credit facility;

•	a decrease of $171 million in treasury stock issuances in 2015 primarily due to a larger amount of previously repurchased Entergy Corporation stock issued in 2014 to satisfy stock option exercises;

•	a net decrease of $154 million in 2015 in short-term borrowings by the nuclear fuel company variable interest entities; and

•
the repurchase or redemption of $94 million of preferred membership interests in 2015. Entergy Louisiana redeemed its $100 million 6.95% Series preferred membership interests, of which $16 million was owned by Entergy Louisiana Holdings, an Entergy subsidiary, and repurchased its $10 million Series A 8.25% preferred membership interests as part of a multi-step process to effectuate the Entergy Louisiana and Entergy Gulf States Louisiana business combination.  See Note 2 to the financial statements for a discussion of the business combination.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by:

•	net repayments of $62 million of commercial paper in 2015 compared to net repayments of $561 million of commercial paper in 2014;

•	the issuance of $110 million of preferred stock in 2015. See Note 6 to the financial statements for further discussion; and

•	a decrease of $83 million of common stock repurchased in 2015 as compared to 2014.

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

Company	Authorized Return on Common Equity

Entergy Arkansas	9.25%-10.25%
Entergy Louisiana	9.15%-10.75% Electric; 9.45%-10.45% Gas
Entergy Mississippi	10.07%
Entergy New Orleans	10.7% - 11.5% Electric; 10.25% - 11.25% Gas
Entergy Texas	9.8%

The Utility operating companies’ base rate, fuel and purchased power cost recovery, and storm cost recovery proceedings are discussed in Note 2 to the financial statements.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

In January 2013, Occidental Chemical Corporation filed with the FERC a petition for declaratory judgment and complaint against MISO alleging that MISO’s proposed treatment of Qualifying Facilities (QFs) in the Entergy region is unduly discriminatory in violation of sections 205 and 206 of the Federal Power Act and violates the Public Utility Regulatory Policies Act (PURPA) and the FERC’s implementing regulations. In February 2014, Occidental also filed a petition for enforcement with the FERC against the LPSC. Occidental’s petition for enforcement alleges that the LPSC’s January 2014 order, which approved Entergy Louisiana’s application for modification of Entergy’s methodology for calculating avoided cost rates paid to QFs, is inconsistent with the requirements of PURPA and the FERC’s regulations implementing PURPA. In April 2014 the FERC issued a “Notice Of Intent Not To Act At This Time” with respect to Occidental’s petition for enforcement against the LPSC. The FERC concluded that Occidental’s petition for enforcement largely raises the same issues as those raised in the January 2013 complaint and petition for declaratory order that Occidental filed against MISO, and that the two proceedings should be addressed at the same time. The FERC reserved its ability to issue a further order or to take further action at a future date should it find that doing so is appropriate. In January 2016, in a separate proceeding, the FERC issued an order granting the Utility operating companies’ petition to terminate the requirement that they enter into new obligations or contracts with QFs with net capacity in excess of 20 MW, including Occidental’s Taft QF, effective October 2015. The FERC denied without prejudice the petition as it relates to Dow Chemical Company’s Plaquemine QF.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In January 2016 the U.S. Fifth Circuit Court of Appeals vacated the district court’s stay order and remanded the case to the district court to enter a new order staying the proceedings for a period of 180 days to allow the FERC the opportunity to rule on the MISO tariff and market rules that are underlying Occidental’s district court complaint. If the FERC fails to act within that 180 day period, then the district court may extend the deadline if (1) good cause is shown regarding the lack of FERC action, and (2) the delay would not irreparably harm Occidental’s rights. The district court entered a new stay order in January 2016.

In February 2013, Entergy Services, on behalf of the Utility operating companies, made a filing with the FERC requesting to adopt the standard Attachment O formula rate template used by transmission owners to establish transmission rates within MISO. The filing proposed four transmission pricing zones for the Utility operating companies, one for Entergy Arkansas, one for Entergy Mississippi, one for Entergy Texas, and one for Entergy Louisiana and Entergy New Orleans. In June 2013 the FERC issued an order accepting the use of four transmission pricing zones and set for hearing and settlement judge procedures those issues of material fact that FERC decided could not be resolved based on the existing record. Several parties, including the City Council, filed requests for rehearing of the June 2013 order. In February 2014 the FERC issued an order addressing the rehearing requests. Among other things, the FERC denied rehearing and affirmed its prior decision allowing the four transmission pricing zones for the Utility operating companies in MISO. The FERC granted rehearing and set for hearing and settlement judge proceedings certain challenges of MISO’s regional through and out rates. In March 2014 certain parties filed a request for rehearing of the FERC’s February 2014 order on issues related to MISO’s regional through and out rates. In February 2014 and April 2014 various parties appealed the FERC’s June 2013 and February 2014 orders to the U.S. Court of Appeals for the D.C. Circuit where the appeals have been consolidated for further proceedings. In July 2015, as amended in August and October 2015, Entergy Services, on behalf of the Utility operating companies, filed a settlement at the FERC resolving all issues relating to the Utility operating companies’ Attachment O transmission rates in MISO except for challenges to MISO’s regional through and out rates. In October 2015 the presiding judge certified the settlement as contested to the FERC due to comments opposing the settlement filed by the same parties that have raised issues related to MISO’s through and out rates. The settlement is pending before the FERC.

In May 2015 several parties filed a complaint against MISO related to certain charges for transmission service provided by MISO to them when their point-to-point service under the Entergy open access transmission tariff was transitioned to the MISO tariff in December 2013. The complainants request that the FERC order refunds for alleged overcharges since December 2013, or alternatively that the FERC institute a proceeding under Section 206 of the Federal Power Act to address the legality of transmission applicable rates and establish a different fifteen-month refund period from the period established in the FERC’s February 2014 order. In June 2015, another party filed a similar complaint against MISO. MISO filed answers to both complaints asking the FERC to dismiss the complaints, and Entergy filed protests in support of MISO’s answers. Also in June 2015 the FERC issued an order denying rehearing of certain determinations in the February 2014 order regarding MISO’s regional through and out rates. In October 2015 the FERC issued an order denying the complaints filed in May and June 2015, finding that MISO did not violate its tariff and the justness and reasonableness of the rates referenced in the complaints are already being addressed in the proceeding initiated in February 2014, thus rendering the complaints duplicative. The proceeding initiated in February 2014 is being held in abeyance pending settlement discussions.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

imprudence by the Utility operating companies in their execution of their obligations under the System Agreement. See Note 2 to the financial statements for discussions of this litigation.

In November 2012 the Utility operating companies filed amendments to the System Agreement with the FERC pursuant to section 205 of the Federal Power Act. The amendments consist primarily of the technical revisions needed to the System Agreement to (i) allocate certain charges and credits from the MISO settlement statements to the participating Utility operating companies; and (ii) address Entergy Arkansas’s withdrawal from the System Agreement. The LPSC, MPSC, PUCT, and City Council filed protests at the FERC regarding the amendments and other aspects of the Utility operating companies’ future operating arrangements, including requests that the continued viability of the System Agreement in MISO (among other issues) be set for hearing by the FERC. In December 2013 the FERC issued an order accepting the revisions filed in November 2012, subject to a further compliance filing and other conditions. Entergy Services made the requisite compliance filing in February 2014 and the FERC accepted the compliance filing in November 2015. In the November 2015 order, the FERC required Entergy Services to file a refund report consisting of the results of the intra-system bill rerun from December 19, 2013 through November 30, 2015 calculating the use of an energy-based allocator to allocate losses, ancillary services charges and credits, and uplift charges and credits to load of each participating Utility operating company. The filing shows the following payments and receipts among the Utility operating companies:

Payments (Receipts)
(In Millions)
Entergy Louisiana	($6.3)
Entergy Mississippi	$4
Entergy New Orleans	$0.4
Entergy Texas	$1.9

In the December 2013 order, the FERC set one issue for hearing involving a settlement with Union Pacific regarding certain coal delivery issues. Consistent with the decisions described above, Entergy Arkansas’s participation in the System Agreement terminated effective December 18, 2013. In December 2014 a FERC ALJ issued an initial decision finding that Entergy Arkansas would realize benefits after December 18, 2013 from the 2008 settlement agreement between Entergy Services, Entergy Arkansas, and Union Pacific, related to certain coal delivery issues. The ALJ further found that all of the Utility operating companies should share in those benefits pursuant to the methodology proposed by the MPSC. The Utility operating companies and other parties to the proceeding have filed briefs on exceptions and/or briefs opposing exceptions with the FERC challenging various aspects of the December 2014 initial decision and the matter is pending before the FERC.

Utility Operating Company Notices of Termination of System Agreement Participation

Consistent with their written notices of termination delivered in December 2005 and November 2007, respectively, Entergy Arkansas and Entergy Mississippi filed with the FERC in February 2009 their notices of cancellation to terminate their participation in the System Agreement, effective December 18, 2013 and November 7, 2015, respectively. In November 2009 the FERC accepted the notices of cancellation and determined that Entergy Arkansas and Entergy Mississippi are permitted to withdraw from the System Agreement following the 96-month notice period without payment of a fee or the requirement to otherwise compensate the remaining Utility operating companies as a result of withdrawal. Appeals by the LPSC and the City Council were denied in 2012 and 2013. Effective December 18, 2013, Entergy Arkansas ceased participating in the System Agreement. Effective November 7, 2015, Entergy Mississippi ceased participating in the System Agreement.

In keeping with their prior commitments and after a careful evaluation of the basis for and continued reasonableness of the 96-month System Agreement termination notice period, the Utility operating companies filed with the FERC in October 2013 to amend the System Agreement changing the notice period for an operating company

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

to terminate its participation in the System Agreement from 96 months to 60 months. Subsequent to that filing, Entergy Texas and Entergy Louisiana separately provided notice to terminate their participation in the System Agreement.

In December 2014 the FERC issued an order setting the proposed amendment changing the notice period from 96 months to 60 months for settlement judge and hearing procedures. In August 2015, Entergy Services filed a settlement in the FERC dockets addressing the notice period for exiting the System Agreement, including the pending notices of withdrawal filed by Entergy Louisiana and Entergy Texas. The settlement was expressly conditioned on obtaining the necessary FERC and state and local regulatory approvals. By November 2015, all necessary state and local regulatory approvals had been obtained, and in December 2015 the FERC issued an order approving the settlement.

Under the settlement, the System Agreement will terminate at the end of August 2016 as to all parties remaining as of that date. The purchase power agreements, referred to as the jurisdictional separation plan PPAs, between Entergy Texas and Entergy Gulf States Louisiana that were put in place for certain legacy gas units at the time of Entergy Gulf States’s separation into Entergy Texas and Entergy Gulf States Louisiana will terminate, effective with System Agreement termination. Similarly, the PPA between Entergy Gulf States Louisiana and Entergy Texas for the Calcasieu unit also will terminate. Currently, the jurisdictional separation plan PPAs are the means by which Entergy Texas receives payment for its receivable associated with Entergy Louisiana’s Spindletop gas storage facility regulatory asset. See Note 2 to the financial statements for discussion of the decision to write off the Spindletop regulatory asset.

The settlement also provides that Entergy New Orleans will be established as a separate transmission pricing zone in MISO effective with System Agreement termination, and that Entergy New Orleans will make payments to Entergy Louisiana in the amount of $2.2 million annually for a period of 15 years. Entergy New Orleans will obtain an option to participate in a portion of certain future Amite South CCGT resources that may be procured by Entergy Louisiana, subject to certain conditions and restrictions. If Entergy New Orleans acquires Power Block 1 of the Union Power Station and obtains full deliverability of the resource, this option will terminate. Entergy New Orleans will also pursue investment in certain new generating resources located in New Orleans.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy’s commodity and financial instruments are also exposed to credit risk.  Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract or agreement.  Entergy is also exposed to a potential demand on liquidity due to credit support requirements within its supply or sales agreements.

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of December 31, 2015.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	65%	53%	21%	26%
Firm LD (c)	41%	10%	—%	—%
Offsetting positions (d)	(20%)	—%	—%	—%
Total	86%	63%	21%	26%
Planned generation (TWh) (e) (f)	36	28	29	26
Average revenue per MWh on contracted volumes:
Minimum	$45	$46	$56	$57
Expected based on market prices as of December 31, 2015	$46	$46	$56	$57
Sensitivity: -/+ $10 per MWh market price change	$45-$47	$46-$48	$56	$57

Capacity
Percent of capacity sold forward (g):
Bundled capacity and energy contracts (h)	17%	21%	22%	25%
Capacity contracts (i)	26%	19%	20%	9%
Total	43%	40%	42%	34%
Planned net MW in operation (f)	4,406	3,638	3,568	3,167
Average revenue under contract per kW per month(applies to capacity contracts only)	$3.3	$5.6	$9.4	$11.1

Total Nuclear Energy and Capacity Revenues
Expected sold and market total revenue per MWh	$48	$49	$49	$51
Sensitivity: -/+ $10 per MWh market price change	$46-$51	$45-$53	$42-$57	$43-$58

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights. Positions that are not classified as hedges are netted in the planned generation under contract.

(b)
Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to buyer for any damages. Certain unit-contingent sales include a guarantee of availability. Availability guarantees provide for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold.  All of Entergy’s outstanding guarantees of availability provide for dollar limits on Entergy’s maximum liability under such guarantees.

(c)
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

(d)	Transactions for the purchase of energy, generally to offset a Firm LD transaction.

(e)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch.

(f)
Assumes NRC license renewals for plants with NRC license renewal applications in process. Assumes shutdown of FitzPatrick at the end of January 2017 , shutdown of Pilgrim June 1, 2019, and uninterrupted normal operation at remaining plants. NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

extended operations while its application is pending) and Indian Point 3 (December 2015 and now operating under its period of extended operations while its application is pending).  For a discussion regarding the shutdown of the FitzPatrick and Pilgrim plants, see Note 1 to the financial statements. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above.

(g)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.

(h)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.

(i)	A contract for the sale of an installed capacity product in a regional market.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $99 million in 2016 and would have had a corresponding effect on pre-tax income of $107 million in 2015. A negative $10 per MWh change in the annual average energy price in the markets based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($74) million in 2016 and would have had a corresponding effect on pre-tax income of ($73) million in 2015.

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, NYPA and the subsidiaries that own the FitzPatrick and Indian Point 3 plants amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, the Entergy subsidiaries agreed to make annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries paid NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year’s output was due by January 15 of the following year.  Entergy recorded the liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  In 2014 and 2013, Entergy Wholesale Commodities recorded a liability of approximately $72 million for generation during each of those years.  An amount equal to the liability was recorded each year to the plant asset account as contingent purchase price consideration for the plants.  This amount will be depreciated over the expected remaining useful life of the plants.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At December 31, 2015, based on power prices at that time, Entergy had liquidity exposure of $142 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $14 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2015, Entergy would have been required to provide approximately $52 million of additional cash or letters of credit under some of the agreements. As of December 31, 2015, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $98 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.

As of December 31, 2015, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2019 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective March 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders. Entergy’s estimated capital expenditures for 2016 through 2018 for complying with the NRC orders are included in the planned construction and other capital investments estimates given in “Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital” above.

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

See “ANO Damage, Outage, and NRC Reviews” above and Note 8 to the financial statements for discussion of the NRC’s decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix, and the resulting significant additional NRC inspection activities at the ANO site.

See Note 8 to the financial statements for discussion of the NRC’s decision in September 2015 to place Pilgrim in Column 4 of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

•
Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant’s retirement must be estimated for those plants that do not have an announced shutdown date. For certain nuclear plants for which the operating license has not been renewed yet, this estimate assumes a high probability that the plant’s license will be renewed. Second, an assumption must be made whether all decommissioning activity will proceed immediately upon plant retirement, or whether the plant will be placed in SAFSTOR status. SAFSTOR is decommissioning a facility by placing it in a safe, stable condition that is maintained until it is subsequently decontaminated and dismantled to levels that permit license termination, normally within 60 years from permanent cessation of operations. A change of assumption regarding either the probability of license renewal, the period of continued operation, or the use of a SAFSTOR period can change the present value of the asset retirement obligations.

•
Cost Escalation Factors - Entergy’s current decommissioning cost studies include an assumption that decommissioning costs will escalate over present cost levels by factors ranging from approximately 2% to 3% annually. A 50-basis point change in this assumption could change the estimated present value of the decommissioning liabilities by approximately 8% to 15%. The timing assumption influences the significance of the effect of a change in the estimated inflation or cost escalation rate because the effect increases with the length of time assumed before decommissioning activity ends.

•
Spent Fuel Disposal - Federal law requires the DOE to provide for the permanent storage of spent nuclear fuel, and legislation has been passed by Congress to develop a repository at Yucca Mountain, Nevada. The current Presidential administration, however, has defunded the Yucca Mountain project. The DOE has not yet begun accepting spent nuclear fuel and is in non-compliance with federal law. The DOE continues to delay meeting its obligation and Entergy’s nuclear plant owners are continuing to pursue damage claims against the DOE for its failure to provide timely spent fuel storage. Until a federal site is available, however, nuclear plant operators must provide for interim spent fuel storage on the nuclear plant site, which can require the construction and maintenance of dry cask storage sites or other facilities. The costs of developing and maintaining these facilities during the decommissioning period can have a significant effect (as much as an average of 20% to 30% of total estimated decommissioning costs). Entergy’s decommissioning studies include cost estimates for spent fuel storage. These estimates could change in the future, however, based on the timing of when the DOE begins to fulfill its obligation to receive and store spent nuclear fuel.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Revisions of estimated decommissioning costs that decrease the liability also result in a decrease in the asset retirement cost asset. For the non-rate-regulated portions of Entergy’s business, these reductions will immediately reduce operating expenses in the period of the revision if the reduction of the liability exceeds the amount of the undepreciated asset retirement cost asset at the date of the revision. Revisions of estimated decommissioning costs that increase the liability result in an increase in the asset retirement cost asset, which is then depreciated over the asset’s remaining economic life. For a plant in the non-rate-regulated portions of Entergy’s business for which the plant’s value is impaired, however, including a plant that is shutdown, or is nearing its shutdown date, the increase in the liability is likely to immediately increase operating expense in the period of the revision and not increase the asset retirement cost asset. See Note 1 to the financial statements for further discussion of impairment of long-lived assets and Note 9 to the financial statements for further discussion of decommissioning cost revisions.

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

Impairment of Long-lived Assets and Trust Fund Investments

Entergy has significant investments in long-lived assets in both of its operating segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment when there are indications that an impairment may exist.  This evaluation involves a significant degree of estimation and uncertainty.  In the Entergy Wholesale Commodities business, Entergy’s investments in merchant generation assets are subject to impairment if adverse market or regulatory conditions arise, particularly if it leads to a decision or an expectation that Entergy will operate a plant for a shorter period than previously expected; if there is a significant adverse change in the physical condition of a plant; if investment in a plant significantly exceeds previously-expected amounts; or, for Indian Point 2 and 3, if their operating licenses are not renewed.

If an asset is considered held for use, and Entergy concludes that events and circumstances are present indicating that an impairment analysis should be done under the accounting standards, the sum of the expected undiscounted future cash flows from the asset are compared to the asset’s carrying value.  The carrying value of the asset includes any capitalized asset retirement cost associated with the decommissioning liability; therefore, changes in assumptions that affect the decommissioning liability can increase or decrease the carrying value of the asset subject to impairment.  If the expected undiscounted future cash flows exceed the carrying value, no impairment is recorded. If the expected undiscounted future cash flows are less than the carrying value and the carrying value exceeds the fair value, Entergy is required to record an impairment charge to write the asset down to its fair value.  If an asset is considered held for sale, an impairment is required to be recognized if the fair value (less costs to sell) of the asset is less than its carrying value.

The expected future cash flows are based on a number of key assumptions, including:

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•
Future operating costs - Entergy assumes relatively minor annual increases in operating costs.  Technological or regulatory changes that have a significant effect on operations could cause a significant change in these assumptions.

•
Timing and the life of the asset - Entergy assumes an expected life of the asset and currently assumes, for some of its nuclear units, that the plant’s license will be renewed beyond its current expiration date.  A change in the timing assumption could have a significant effect on the expected future cash flows and result in a significant effect on operations.

See “Impairment of Long-Lived Assets” in Note 1 to the financial statements for a discussion of the impairments of the Vermont Yankee, FitzPatrick, Pilgrim, and Palisades plants.

Entergy evaluates investment securities with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  If Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other than temporary impairments relating to credit losses on debt securities in 2015, 2014, or 2013.  The assessment of whether an investment in an equity security has suffered an other than temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  As discussed in Note 1 to the financial statements, unrealized losses on equity securities that are considered other-than-temporarily impaired are recorded in earnings for Entergy Wholesale Commodities.  Entergy Wholesale Commodities did not record material charges to other income in 2015, 2014, or 2013 resulting from the recognition of other-than-temporary impairment of equity securities held in its decommissioning trust funds.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans that cover substantially all employees, including cash balance plans for employees whose most recent date of hire or rehire is after June 30, 2014 (or for certain eligible bargaining employees, such later date provided in their applicable collective bargaining agreements) and final average pay plans for substantially all employees whose more recent date of hire or rehire is before July 1, 2014.  Additionally, Entergy currently provides postretirement health care and life insurance benefits for substantially all full-time employees whose most recent date of hire or rehire is before July 1, 2014 (and for certain eligible bargaining employees, such later date provided in their applicable collective bargaining agreements), and who reach retirement age and meet certain eligibility requirements while still working for Entergy.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

The retirement and mortality rate assumptions are reviewed every three-to-five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2014 actuarial study reviewed plan experience from 2010 through 2013.  As a result of the 2014 actuarial study and the issuance of new mortality tables in October 2014 by the Society of Actuaries, changes were made to reflect modified demographic pattern expectations as well as longer life expectancies.  These changes are reflected in the December 31, 2014 financial disclosures. Adoption of the new mortality assumptions resulted in an increase at December 31, 2014 of $504.4 million in the qualified pension benefit obligation and $94.4 million in the accumulated postretirement obligation.  The new mortality assumptions increased anticipated 2015 qualified pension cost by approximately $77.4 million and other postretirement cost by approximately $12.3 million. Pension funding guidelines, as established by the Employee Retirement Income Security Act of 1974, as amended and the Internal Revenue Code of 1986, as amended, are not expected to incorporate the October 2014 Society of Actuaries new mortality assumptions until after 2015, possibly 2016.

In selecting an assumed discount rate to calculate benefit obligations, Entergy uses a yield curve based on high-quality corporate debt.   Based on recent market trends, the discount rates used to calculate its 2015 qualified pension benefit obligation ranged from 4.51% to 4.79% for its specific pension plans (4.67% combined rate for all pension plans).     In 2016, Entergy refined its approach to estimating the service cost and interest cost components of qualified pension costs and other postretirement health care and life insurance costs, which had the effect of lowering qualified pension costs by $61.4 million. This refined approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the pension obligation. Historically, Entergy estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This is a change in accounting estimate and accordingly the effect will be reflected prospectively. The benefit obligations measured under this approach are unchanged. The spot rates used to determine the qualified pension service cost ranged from 4.52 % to 5.08% (5.00% combined rate for all pension plans) and the interest cost ranged from 3.68 % to 4.14% (3.90% combined for all pension plans), respectively. Under the prior approach, the rate for qualified pension service and interest costs would have been a weighted average rate of approximately 4.67%.

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
The discount rate used to calculate the 2015 postretirement health care and life insurance benefit obligation was 4.60%. The 2016 postretirement health care and life insurance benefit service and interest cost, under the more refined discount rate calculation, was reduced by $14.6 million. The effective spot rates used to determine the postretirement health care and life insurance benefit service cost and interest costs were 4.92% and 3.78%, respectively. Under the prior approach, the rate would have been a weighted-average rate for other postretirement service and interest costs of approximately 4.60%.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The discount rate used to calculate its 2014 postretirement health care and life insurance benefit obligation and 2015 postretirement health care and life insurance benefit cost was 4.23%.  The discount rate used to calculate its 2013 postretirement health care and life insurance benefit obligation and 2014 postretirement health care and life insurance benefit cost was 5.05%. The discount rate used to calculate its 2012 postretirement health care and life insurance benefit obligation and 2013 postretirement health care and life insurance benefit cost was 4.36%.
Entergy reviews actual recent cost trends and projected future trends in establishing health care cost trend rates.  Based on this review, Entergy’s health care cost trend rate assumption used in measuring the December 31, 2015 accumulated postretirement benefit obligation and 2016 postretirement cost was 6.75% for pre-65 retirees and 7.55% for post-65 retirees for 2015, gradually decreasing each successive year until it reaches 4.75% in 2024 and beyond for both pre-65 and post-65 retirees. Entergy’s health care cost trend rate assumption used in measuring the December 31, 2014 accumulated postretirement benefit obligation and 2015 postretirement cost was 7.10% for pre-65 retirees and 7.70% for post-65 retirees for 2014, gradually decreasing each successive year until it reaches 4.75% in 2023 and beyond for both pre-65 and post-65 retirees. Entergy’s assumed health care cost trend rate assumption used in measuring the December 31, 2013 accumulated postretirement benefit obligation and 2014 postretirement cost was 7.25% for pre-65 retirees and 7.00% for post-65 retirees for 2013, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees.  Entergy’s assumed health care cost trend rate assumption used in measuring 2013 postretirement cost was 7.50% for pre-65 retirees and 7.25% for post-65 retirees, gradually decreasing each successive year until it reaches 4.75% in 2022 and beyond for both pre-65 and post-65 retirees.
The assumed rate of increase in future compensation levels used to calculate 2015 and 2014 benefit obligations was 4.23%.
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

Entergy’s expected long term rate of return on qualified pension assets used to calculate 2015, 2014, and 2013 qualified pension costs was 8.25%, 8.5%, and 8.5%, respectively and will be 7.75% for 2016.  Entergy’s expected long term rate of return on tax deferred other postretirement assets used to calculate other postretirement costs was 8.05%, 8.3%, and 8.5% in 2015, 2014, and 2013, respectively. It will be 7.75% for 2016.  For Entergy’s taxable postretirement assets, the expected long term rate of return was 6.25% in 2015 and 6.5% in 2014 and 2013. It will be 6.00% in 2016.
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

Actuarial Assumption	Change in Assumption	Impact on 2015 Qualified Pension Cost	Impact on 2015 Qualified Projected Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$25,309	$228,185
Rate of return on plan assets	(0.25%)	$11,178	$—
Rate of increase in compensation	0.25%	$8,973	$35,458

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2015 Postretirement Benefit Cost	Impact on 2015 Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$4,578	$50,925
Health care cost trend	0.25%	$7,450	$42,890

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

Costs and Funding

In 2015, Entergy’s total qualified pension cost was $321.1 million, including a $0.4 million curtailment charge related to announced plant closures.  Entergy anticipates 2016 qualified pension cost to be $211.8 million.  Entergy’s pension funding was approximately $395.8 million for 2015.  Entergy’s 2016-2018 contributions to the pension trust are currently estimated to be approximately $1.1 billion, including $387.5 million in 2016; although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Total postretirement health care and life insurance benefit costs for Entergy in 2015 were $66.2 million.  Entergy expects 2016 postretirement health care and life insurance benefit costs to be $19.5 million.  Entergy contributed $62.7 million to its postretirement plans in 2015.  Entergy’s current estimate of 2016-2018 contributions to its other postretirement plans is approximately $148.6 million, including $52.8 million in 2016.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

In January 2016 the FASB issued ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU requires equity investments, excluding those accounted for under the equity method or resulting in consolidation of the investee, to be measured at fair value with changes recognized in net income. The ASU requires a qualitative assessment to identify impairments of equity investments without readily determinable fair value. ASU 2016-01 is effective for Entergy for the first quarter 2018. Entergy expects that ASU 2016-01 will affect its results of operations by requiring unrealized gains and losses on equity investments held by the nuclear decommissioning trust funds to be recorded in earnings rather than in other comprehensive income. In accordance with the regulatory treatment of the decommissioning trust funds of Entergy Arkansas, Entergy Louisiana, and System Energy, an offsetting amount of unrealized gains/losses will continue to be recorded in other regulatory liabilities/assets. Entergy is evaluating the ASU for other effects on the results of operations, financial position, and cash flows.

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

Entergy Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy Corporation’s internal control over financial reporting as of December 31, 2015.

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

Based on management’s assessment of internal controls using the 2013 COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2015.  Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

LEO P. DENAULT Chairman of the Board and Chief Executive Officer of Entergy Corporation
ANDREW S. MARSH
Executive Vice President and Chief Financial Officer of Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.

HUGH T. MCDONALD Chairman of the Board, President, and Chief Executive Officer of Entergy Arkansas, Inc.	PHILLIP R. MAY, JR. Chairman of the Board, President, and Chief Executive Officer of Entergy Louisiana, LLC
HALEY R. FISACKERLY Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, Inc.	CHARLES L. RICE, JR. Chairman of the Board, President and Chief Executive Officer of Entergy New Orleans, Inc.
SALLIE T. RAINER Chair of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.	THEODORE H. BUNTING, JR. Chairman of the Board, President and Chief Executive Officer of System Energy Resources, Inc.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2015	2014	2013	2012	2011
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$11,513,251	$12,494,921	$11,390,947	$10,302,079	$11,229,073
Net income (loss)	($156,734)	$960,257	$730,572	$868,363	$1,367,372
Earnings (loss) per share:
Basic	($0.99)	$5.24	$3.99	$4.77	$7.59
Diluted	($0.99)	$5.22	$3.99	$4.76	$7.55
Dividends declared per share	$3.34	$3.32	$3.32	$3.32	$3.32
Return on common equity	(1.83%)	9.58%	7.56%	9.33%	15.43%
Book value per share, year-end	$51.89	$55.83	$54.00	$51.72	$50.81
Total assets	$44,647,681	$46,414,455	$43,290,290	$43,087,339	$40,597,676
Long-term obligations (a)	$13,456,742	$12,627,180	$12,265,971	$12,026,207	$10,164,622

(a) Includes long-term debt (excluding currently maturing debt), non-current capital lease obligations, and subsidiary preferred stock without sinking fund that is not presented as equity on the balance sheet.

	2015	2014	2013	2012	2011
	(Dollars In Millions)

Utility electric operating revenues:
Residential	$3,518	$3,555	$3,396	$3,022	$3,369
Commercial	2,516	2,553	2,415	2,174	2,333
Industrial	2,462	2,623	2,405	2,034	2,307
Governmental	223	227	218	198	205
Total retail	8,719	8,958	8,434	7,428	8,214
Sales for resale	249	330	210	179	216
Other	341	304	298	264	244
Total	$9,309	$9,592	$8,942	$7,871	$8,674

Utility billed electric energy sales (GWh):
Residential	36,068	35,932	35,169	34,664	36,684
Commercial	29,348	28,827	28,547	28,724	28,720
Industrial	44,382	43,723	41,653	41,181	40,810
Governmental	2,514	2,428	2,412	2,435	2,474
Total retail	112,312	110,910	107,781	107,004	108,688
Sales for resale	9,274	9,462	3,020	3,200	4,111
Total	121,586	120,372	110,801	110,204	112,799

Entergy Wholesale Commodities:
Operating revenues	$2,062	$2,719	$2,313	$2,326	$2,414
Billed electric energy sales (GWh)	39,745	44,424	45,127	46,178	43,497

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2016

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$9,308,678	$9,591,902	$8,942,360
Natural gas	142,746	181,794	154,353
Competitive businesses	2,061,827	2,721,225	2,294,234
TOTAL	11,513,251	12,494,921	11,390,947

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	2,452,171	2,632,558	2,445,818
Purchased power	1,390,805	1,915,414	1,554,332
Nuclear refueling outage expenses	251,316	267,679	256,801
Other operation and maintenance	3,354,981	3,310,536	3,331,934
Asset write-offs, impairments, and related charges	2,104,906	179,752	341,537
Decommissioning	280,272	272,621	242,104
Taxes other than income taxes	619,422	604,606	600,350
Depreciation and amortization	1,337,276	1,318,638	1,261,044
Other regulatory charges (credits) - net	175,304	(13,772)	45,597
TOTAL	11,966,453	10,488,032	10,079,517

Gain on sale of asset / business	154,037	—	43,569

OPERATING INCOME (LOSS)	(299,165)	2,006,889	1,354,999

OTHER INCOME
Allowance for equity funds used during construction	51,908	64,802	66,053
Interest and investment income	187,062	147,686	199,300
Miscellaneous - net	(95,997)	(42,016)	(59,762)
TOTAL	142,973	170,472	205,591

INTEREST EXPENSE
Interest expense	670,096	661,083	629,537
Allowance for borrowed funds used during construction	(26,627)	(33,576)	(25,500)
TOTAL	643,469	627,507	604,037

INCOME (LOSS) BEFORE INCOME TAXES	(799,661)	1,549,854	956,553

Income taxes	(642,927)	589,597	225,981

CONSOLIDATED NET INCOME (LOSS)	(156,734)	960,257	730,572

Preferred dividend requirements of subsidiaries	19,828	19,536	18,670

NET INCOME (LOSS) ATTRIBUTABLE TO ENTERGY CORPORATION	($176,562)	$940,721	$711,902

Earnings (loss) per average common share:
Basic	($0.99)	$5.24	$3.99
Diluted	($0.99)	$5.22	$3.99

Basic average number of common shares outstanding	179,176,356	179,506,151	178,211,192
Diluted average number of common shares outstanding	179,176,356	180,296,885	178,570,400

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)

Net Income (Loss)	($156,734)	$960,257	$730,572

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of $3,752, $96,141, and ($87,940))	7,852	179,895	(161,682)
Pension and other postretirement liabilities
(net of tax expense (benefit) of $61,576, ($152,763), and $220,899)	103,185	(281,566)	302,489
Net unrealized investment gains (losses)
(net of tax expense (benefit) of ($45,904), $66,594, and $118,878)	(59,138)	89,439	122,709
Foreign currency translation
(net of tax expense (benefit) of ($345), ($404), and $131)	(641)	(751)	243
Other comprehensive income (loss)	51,258	(12,983)	263,759

Comprehensive Income (Loss)	(105,476)	947,274	994,331
Preferred dividend requirements of subsidiaries	19,828	19,536	18,670
Comprehensive Income (Loss) Attributable to Entergy Corporation	($125,304)	$927,738	$975,661

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income (loss)	($156,734)	$960,257	$730,572
Adjustments to reconcile consolidated net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	2,117,236	2,127,892	2,012,076
Deferred income taxes, investment tax credits, and non-current taxes accrued	(820,350)	596,935	311,789
Asset write-offs, impairments, and related charges	2,104,906	123,527	341,537
Gain on sale of asset / business	(154,037)	—	(43,569)
Changes in working capital:
Receivables	38,152	98,493	(180,648)
Fuel inventory	(12,376)	3,524	4,873
Accounts payable	(135,211)	(12,996)	94,436
Prepaid taxes and taxes accrued	81,969	(62,985)	(142,626)
Interest accrued	(11,445)	25,013	(3,667)
Deferred fuel costs	298,725	(70,691)	(4,824)
Other working capital accounts	(113,701)	112,390	(66,330)
Changes in provisions for estimated losses	42,566	301,871	(248,205)
Changes in other regulatory assets	262,317	(1,061,537)	1,105,622
Changes in other regulatory liabilities	61,241	87,654	397,341
Changes in pensions and other postretirement liabilities	(446,418)	1,308,166	(1,433,663)
Other	134,344	(647,952)	314,505
Net cash flow provided by operating activities	3,291,184	3,889,561	3,189,219

INVESTING ACTIVITIES
Construction/capital expenditures	(2,500,860)	(2,119,191)	(2,287,593)
Allowance for equity funds used during construction	53,635	68,375	69,689
Nuclear fuel purchases	(493,604)	(537,548)	(517,825)
Payment for purchase of plant	—	—	(17,300)
Proceeds from sale of assets and businesses	487,406	10,100	147,922
Insurance proceeds received for property damages	24,399	40,670	—
Changes in securitization account	(5,806)	1,511	155
NYPA value sharing payment	(70,790)	(72,000)	(71,736)
Payments to storm reserve escrow account	(69,163)	(276,057)	(7,716)
Receipts from storm reserve escrow account	5,916	—	260,279
Decrease (increase) in other investments	571	46,983	(82,955)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	18,296	—	21,034
Proceeds from nuclear decommissioning trust fund sales	2,492,176	1,872,115	2,031,552
Investment in nuclear decommissioning trust funds	(2,550,958)	(1,989,446)	(2,147,099)
Net cash flow used in investing activities	(2,608,782)	(2,954,488)	(2,601,593)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	3,502,189	3,100,069	3,746,016
Preferred stock of subsidiary	107,426	—	24,249
Treasury stock	24,366	194,866	24,527
Retirement of long-term debt	(3,461,518)	(2,323,313)	(3,814,666)
Repurchase of common stock	(99,807)	(183,271)	—
Repurchase / redemptions of preferred stock	(94,285)	—	—
Changes in credit borrowings and commercial paper - net	(104,047)	(448,475)	250,889
Other	(9,136)	23,579	—
Dividends paid:
Common stock	(598,897)	(596,117)	(593,037)
Preferred stock	(19,758)	(19,511)	(18,802)
Net cash flow used in financing activities	(753,467)	(252,173)	(380,824)

Effect of exchange rates on cash and cash equivalents	—	—	(245)

Net increase (decrease) in cash and cash equivalents	(71,065)	682,900	206,557

Cash and cash equivalents at beginning of period	1,422,026	739,126	532,569

Cash and cash equivalents at end of period	$1,350,961	$1,422,026	$739,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$663,630	$611,376	$570,212
Income taxes	$103,589	$77,799	$127,735

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2015	2014
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$63,497	$131,327
Temporary cash investments	1,287,464	1,290,699
Total cash and cash equivalents	1,350,961	1,422,026
Accounts receivable:
Customer	608,491	596,917
Allowance for doubtful accounts	(39,895)	(35,663)
Other	178,364	220,342
Accrued unbilled revenues	321,940	321,659
Total accounts receivable	1,068,900	1,103,255
Deferred fuel costs	—	155,140
Accumulated deferred income taxes	—	27,783
Fuel inventory - at average cost	217,810	205,434
Materials and supplies - at average cost	873,357	918,584
Deferred nuclear refueling outage costs	211,512	214,188
Prepayments and other	344,872	343,223
TOTAL	4,067,412	4,389,633

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	4,341	36,234
Decommissioning trust funds	5,349,953	5,370,932
Non-utility property - at cost (less accumulated depreciation)	219,999	213,791
Other	468,704	405,169
TOTAL	6,042,997	6,026,126

PROPERTY, PLANT, AND EQUIPMENT
Electric	44,467,159	44,881,419
Property under capital lease	952,465	945,784
Natural gas	392,032	377,565
Construction work in progress	1,456,735	1,425,981
Nuclear fuel	1,345,422	1,542,055
TOTAL PROPERTY, PLANT AND EQUIPMENT	48,613,813	49,172,804
Less - accumulated depreciation and amortization	20,789,452	20,449,858
PROPERTY, PLANT AND EQUIPMENT - NET	27,824,361	28,722,946

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	775,528	836,064
Other regulatory assets (includes securitization property of $714,044 as of December 31, 2015 and $724,839 as of December 31, 2014)	4,704,796	4,968,553
Deferred fuel costs	238,902	238,102
Goodwill	377,172	377,172
Accumulated deferred income taxes	54,903	48,351
Other	561,610	807,508
TOTAL	6,712,911	7,275,750

TOTAL ASSETS	$44,647,681	$46,414,455

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2015	2014
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$214,374	$899,375
Notes payable and commercial paper	494,348	598,407
Accounts payable	1,071,798	1,166,431
Customer deposits	419,407	412,166
Taxes accrued	210,077	128,108
Accumulated deferred income taxes	—	38,039
Interest accrued	194,565	206,010
Deferred fuel costs	235,986	91,602
Obligations under capital leases	2,709	2,508
Pension and other postretirement liabilities	62,513	57,994
Other	184,181	248,251
TOTAL	3,089,958	3,848,891

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,306,865	9,133,161
Accumulated deferred investment tax credits	234,300	247,521
Obligations under capital leases	27,001	29,710
Other regulatory liabilities	1,414,898	1,383,609
Decommissioning and asset retirement cost liabilities	4,790,187	4,458,296
Accumulated provisions	460,727	418,128
Pension and other postretirement liabilities	3,187,357	3,638,295
Long-term debt (includes securitization bonds of $774,696 as of December 31, 2015 and $776,817 as of December 31, 2014)	13,111,556	12,386,710
Other	449,856	557,649
TOTAL	31,982,747	32,253,079

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	318,185	210,760

EQUITY
Common Shareholders’ Equity:
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2015 and in 2014	2,548	2,548
Paid-in capital	5,403,758	5,375,353
Retained earnings	9,393,913	10,169,657
Accumulated other comprehensive income (loss)	8,951	(42,307)
Less - treasury stock, at cost (76,363,763 shares in 2015 and 75,512,079 shares in 2014)	5,552,379	5,497,526
Total common shareholders’ equity	9,256,791	10,007,725
Subsidiaries’ preferred stock without sinking fund	—	94,000
TOTAL	9,256,791	10,101,725

TOTAL LIABILITIES AND EQUITY	$44,647,681	$46,414,455

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2015, 2014, and 2013

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2012	$94,000	$2,548	($5,574,819)	$5,357,852	$9,704,591	($293,083)	$9,291,089

Consolidated net income (a)	18,670	—	—	—	711,902	—	730,572
Other comprehensive income	—	—	—	—	—	263,759	263,759
Common stock issuances related to stock plans	—	—	40,877	10,279	—	—	51,156
Common stock dividends declared	—	—	—	—	(591,440)	—	(591,440)
Preferred dividend requirements of subsidiaries (a)	(18,670)	—	—	—	—	—	(18,670)

Balance at December 31, 2013	$94,000	$2,548	($5,533,942)	$5,368,131	$9,825,053	($29,324)	$9,726,466

Consolidated net income (a)	19,536	—	—	—	940,721	—	960,257
Other comprehensive loss	—	—	—	—	—	(12,983)	(12,983)
Common stock repurchases	—	—	(183,271)	—	—	—	(183,271)
Common stock issuances related to stock plans	—	—	219,687	7,222	—	—	226,909
Common stock dividends declared	—	—	—	—	(596,117)	—	(596,117)
Preferred dividend requirements of subsidiaries (a)	(19,536)	—	—	—	—	—	(19,536)

Balance at December 31, 2014	$94,000	$2,548	($5,497,526)	$5,375,353	$10,169,657	($42,307)	$10,101,725

Consolidated net income (loss) (a)	19,828	—	—	—	(176,562)	—	(156,734)
Other comprehensive income	—	—	—	—	—	51,258	51,258
Common stock repurchases	—	—	(99,807)	—	—	—	(99,807)
Preferred stock repurchases / redemptions	(94,000)	—	—	—	(285)	—	(94,285)
Common stock issuances related to stock plans	—	—	44,954	28,405	—	—	73,359
Common stock dividends declared	—	—	—	—	(598,897)	—	(598,897)
Preferred dividend requirements of subsidiaries (a)	(19,828)	—	—	—	—	—	(19,828)

Balance at December 31, 2015	$—	$2,548	($5,552,379)	$5,403,758	$9,393,913	$8,951	$9,256,791

See Notes to Financial Statements.
(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2015, 2014, and 2013 include $14.9 million, $12.9 million, and $12 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

ENTERGY CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The accompanying consolidated financial statements include the accounts of Entergy Corporation and its subsidiaries.  As required by generally accepted accounting principles in the United States of America, all intercompany transactions have been eliminated in the consolidated financial statements.  Entergy’s Registrant Subsidiaries (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy) also include their separate financial statements in this Form 10-K.  The Registrant Subsidiaries and many other Entergy subsidiaries also maintain accounts in accordance with FERC and other regulatory guidelines.

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

Revenues and Fuel Costs

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas generate, transmit, and distribute electric power primarily to retail customers in Arkansas, Louisiana, Mississippi, and Texas, respectively.  Entergy Louisiana also distributes natural gas to retail customers in and around Baton Rouge, Louisiana.  Entergy New Orleans sells both electric power and natural gas to retail customers in the City of New Orleans, including Algiers. Prior to October 1, 2015, Entergy Louisiana was the electric power supplier for Algiers. The Entergy Wholesale Commodities segment derives almost all of its revenue from sales of electric power generated by plants owned by subsidiaries in that segment.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Net property, plant, and equipment for Entergy (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2015 and 2014, is shown below:

2015	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$8,672	$6,606	$2,066	$—
Other	3,176	3,127	49	—
Transmission	4,431	4,408	23	—
Distribution	7,207	7,207	—	—
Other	1,536	1,422	111	3
Construction work in progress	1,457	1,327	130	—
Nuclear fuel	1,345	857	489	—
Property, plant, and equipment - net	$27,824	$24,954	$2,868	$3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$9,639	$6,586	$3,053	$—
Other	3,425	3,067	358	—
Transmission	4,197	4,164	33	—
Distribution	6,973	6,973	—	—
Other	1,521	1,373	145	3
Construction work in progress	1,426	969	456	1
Nuclear fuel	1,542	840	702	—
Property, plant, and equipment - net	$28,723	$23,972	$4,747	$4

Depreciation rates on average depreciable property for Entergy approximated 2.9% in 2015, 2.8% in 2014, and 2.6% in 2013.  Included in these rates are the depreciation rates on average depreciable Utility property of 2.7% in 2015, 2.5% in 2014, and 2.5% 2013, and the depreciation rates on average depreciable Entergy Wholesale Commodities property of 5.4% in 2015, 5.5% in 2014, and 4.1% in 2013. The increase in 2014 for Entergy Wholesale Commodities resulted from implementation of a new depreciation study.

Entergy amortizes nuclear fuel using a units-of-production method.  Nuclear fuel amortization is included in fuel expense in the income statements.

“Non-utility property - at cost (less accumulated depreciation)” for Entergy is reported net of accumulated depreciation of $163.8 million and $185.5 million as of December 31, 2015 and 2014, respectively.

Construction expenditures included in accounts payable is $234 million and $209 million at December 31, 2015 and 2014, respectively.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2015 and 2014, is shown below:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,192	$3,611	$—	$—	$—	$1,803
Other	597	1,551	529	(13)	463	—
Transmission	1,223	1,693	658	65	723	46
Distribution	1,997	2,488	1,166	400	1,156	—
Other	179	483	199	184	104	17
Construction work in progress	388	421	114	29	211	93
Nuclear fuel	286	387	—	—	—	184
Property, plant, and equipment - net	$5,862	$10,634	$2,666	$665	$2,657	$2,143

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,097	$3,554	$—	$—	$—	$1,935
Other	593	1,561	526	(11)	399	—
Transmission	1,166	1,570	642	54	695	48
Distribution	1,928	2,447	1,125	407	1,116	—
Other	164	460	194	182	98	17
Construction work in progress	284	369	68	19	125	50
Nuclear fuel	294	295	—	—	—	251
Property, plant, and equipment - net	$5,526	$10,256	$2,555	$651	$2,433	$2,301

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2015	2.6%	2.3%	3.2%	3.0%	2.6%	2.8%
2014	2.4%	2.2%	2.6%	3.2%	2.5%	3.0%
2013	2.5%	2.2%	2.6%	3.3%	2.5%	2.8%

Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $150.1 million and $154.2 million as of December 31, 2015 and 2014, respectively. Non-utility property - at cost (less accumulated depreciation) for Entergy Mississippi is reported net of accumulated depreciation of $0.5 million and $2.2 million as of December 31, 2015 and 2014, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Texas is reported net of accumulated depreciation of $4.9 million and $10.4 million as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, construction expenditures included in accounts payable are $43 million for Entergy Arkansas, $68.6 million for Entergy Louisiana, $11.4 million for Entergy Mississippi, $1.5 million for Entergy New Orleans, $33.1 million for Entergy Texas, and $6.8 million for System Energy.  As of December 31, 2014, construction expenditures included in accounts payable are $37.3 million for Entergy Arkansas, $71.4 million for Entergy Louisiana, $7.8 million for Entergy Mississippi, $0.9 million for Entergy New Orleans, $24.1 million for Entergy Texas, and $7.7 million for System Energy.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties. All parties are required to provide their own financing.  The investments, fuel expenses, and other operation and maintenance expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2015, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Generating Stations		Fuel-Type	Total Megawatt Capability (a)	Ownership		Investment	Accumulated Depreciation
						(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	839	31.50%		$134	$100
	Common Facilities	Coal		15.75%		$33	$26
White Bluff	Units 1 and 2	Coal	1,637	57.00%		$520	$361
Ouachita (b)	Common Facilities	Gas	489	66.67%		$170	$147
Entergy Louisiana -
Roy S. Nelson	Unit 6	Coal	537	40.25%		$274	$185
Roy S. Nelson	Unit 6 Common Facilities	Coal		17.26%		$11	$5
Big Cajun 2	Unit 3	Coal	594	24.15%		$151	$109
Ouachita (b)	Common Facilities	Gas	243	33.33%		$87	$74
Acadia	Common Facilities	Gas	551	50.00%		$19	$—
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,681	25.00%		$258	$152
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	537	29.75%		$197	$114
Roy S. Nelson	Unit 6 Common Facilities	Coal		12.75%		$6	$2
Big Cajun 2	Unit 3	Coal	594	17.85%		$113	$73
System Energy -
Grand Gulf	Unit 1	Nuclear	1,409	90.00%	(c)	$4,829	$2,962
Entergy Wholesale Commodities:
Independence	Unit 2	Coal	842	14.37%		$71	$47
Independence	Common Facilities	Coal		7.18%		$16	$11
Roy S. Nelson	Unit 6	Coal	537	10.90%		$111	$58
Roy S. Nelson	Unit 6 Common Facilities	Coal		4.67%		$2	$1

(a)
“Total Megawatt Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(b)
Ouachita Units 1 and 2 are owned 100% by Entergy Arkansas and Ouachita Unit 3 is owned 100% by Entergy Louisiana.  The investment and accumulated depreciation numbers above are only for the common facilities and not for the generating units.

(c)	Includes a leasehold interest held by System Energy. System Energy’s Grand Gulf lease obligations are discussed in Note 10 to the financial statements.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Effective December 31, 2015, Entergy prospectively adopted ASU 2015-17, which simplifies the presentation of deferred taxes. Beginning with the December 31, 2015 balances, all deferred taxes will be classified as non-current. Periods prior to December 31, 2015 were not retrospectively adjusted.

The benefits of investment tax credits are deferred and amortized over the average useful life of the related property, as a reduction of income tax expense, for such credits associated with regulated operations in accordance with ratemaking treatment.

Earnings (Loss) per Share

The following table presents Entergy’s basic and diluted earnings per share calculation included on the consolidated statements of operations:

	For the Years Ended December 31,
	2015		2014		2013
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Net income (loss) attributable to Entergy Corporation	($176.6)		$940.7		$711.9
Basic earnings (loss) per average common share	179.2	($0.99)	179.5	$5.24	178.2	$3.99
Average dilutive effect of:
Stock options	—	—	0.3	(0.01)	0.1	—
Other equity plans	—	—	0.5	(0.01)	0.3	—
Diluted earnings (loss) per average common shares	179.2	($0.99)	180.3	$5.22	178.6	$3.99

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The calculation of diluted earnings (loss) per share excluded 7,399,820 options outstanding at December 31, 2015, 5,743,013 options outstanding at December 31, 2014, and 8,866,542 options outstanding at December 31, 2013.

Stock-based Compensation Plans

Entergy grants stock options, restricted stock, performance units, and restricted stock unit awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans, which are shareholder-approved stock-based compensation plans.  These plans are described more fully in Note 12 to the financial statements.  The cost of the stock-based compensation is charged to income over the vesting period.  Awards under Entergy’s plans generally vest over 3 years.

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

Entergy Louisiana does not apply regulatory accounting standards to the Louisiana retail deregulated portion of River Bend, the 30% interest in River Bend formerly owned by Cajun, and its steam business, unless specific cost recovery is provided for in tariff rates.  The Louisiana retail deregulated portion of River Bend is operated under a deregulated asset plan representing a portion (approximately 15%) of River Bend plant costs, generation, revenues, and expenses established under a 1992 LPSC order.  The plan allows Entergy Louisiana to sell the electricity from the deregulated assets to Louisiana retail customers at 4.6 cents per kWh or off-system at higher prices, with certain provisions for sharing incremental revenue above 4.6 cents per kWh between customers and shareholders.

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

Investments

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries record an offsetting amount in other regulatory liabilities/assets for the unrealized gains/(losses) on investment securities.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana has recorded an offsetting amount in other deferred credits for the unrealized gains/(losses).  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  See Note 17 to the financial statements for details on the decommissioning trust funds.

Equity Method Investments

Entergy owns investments that are accounted for under the equity method of accounting because Entergy’s ownership level results in significant influence, but not control, over the investee and its operations.  Entergy records its share of the investee’s comprehensive earnings and losses in income and as an increase or decrease to the investment account. Any cash distributions are charged against the investment account. Entergy discontinues the recognition of losses on equity investments when its share of losses equals or exceeds its carrying amount for an investee plus any advances made or commitments to provide additional financial support.  See Note 14 to the financial statements for additional information regarding Entergy’s equity method investments.

Derivative Financial Instruments and Commodity Derivatives

The accounting standards for derivative instruments and hedging activities require that all derivatives be recognized at fair value on the balance sheet, either as assets or liabilities, unless they meet various exceptions including the normal purchase/normal sale criteria.  The changes in the fair value of recognized derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Due to regulatory treatment, an offsetting regulatory asset or liability is recorded for changes in fair value of recognized derivatives for the Registrant Subsidiaries.

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

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using historical prices, bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not affect net income.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.  See Note 16 to the financial statements for further discussion of fair value.

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

Two nuclear power plants in the Entergy Wholesale Commodities business segment (Indian Point 2 and Indian Point 3) have an application pending for renewed NRC licenses.  Various parties have expressed opposition to renewal of the licenses.  Under federal law, nuclear power plants may continue to operate beyond their original license expiration dates while their timely filed renewal applications are pending NRC approval.  Indian Point 2 reached the expiration date of its original NRC operating license on September 28, 2013, and Indian Point 3 reached the expiration date of its original NRC operating license on December 12, 2015. Upon expiration of their operating licenses, each plant entered into a period of extended operation under the timely renewal rule. If the NRC does not renew the operating license for either of these plants, the plant’s operating life could be shortened, reducing its projected net cash flows and potentially impairing its value as an asset.

Entergy determined in October 2015 that it will close FitzPatrick at the end of its current fuel cycle, which is planned for January 27, 2017, because of poor market conditions that have led to reduced revenues, a poor market

Entergy Corporation and Subsidiaries
Notes to Financial Statements

design that fails to properly compensate nuclear generators for the benefits they provide, and increased operational costs. This decision came after management’s extensive analysis of whether it was advisable economically to refuel the plant, as scheduled, in the fall of 2016. Entergy also had discussions with the State of New York regarding the future of FitzPatrick. Because of the uncertainty regarding the refueling decision and its implications to the plant’s expected operating life, Entergy tested the recoverability of the plant and related assets as of September 30, 2015.

Entergy determined in October 2015 that it will close Pilgrim no later than June 1, 2019 because of poor market conditions that have led to reduced revenues, a poor market design that fails to properly compensate nuclear generators for the benefits they provide, and increased operational costs. The decision came after management’s extensive analysis of the economics and operating life of the plant following the NRC’s decision in September 2015 to place the plant in Column 4 of the Reactor Oversight Process Action Matrix. Because of the uncertainty regarding the plant’s operating life created by the NRC’s decision and management’s analysis of the plant, Entergy tested the recoverability of the plant and related assets as of September 30, 2015.

Due to the announced plant closures in October 2015, as well as the continued challenging market price trend, the high level of investment required to continue to operate the Entergy Wholesale Commodities plants, and the inadequate compensation provided to nuclear generators for their capacity benefits under the current market design, Entergy tested the recoverability of the plant and related assets of the two remaining operating nuclear power generating facilities in the Entergy Wholesale Commodities business, Palisades and Indian Point, in the fourth quarter 2015. For purposes of that evaluation, Entergy considered a number of factors associated with the facilities’ continued operation, including the status of the associated NRC licenses, the status of state regulatory issues, existing power purchase agreements, and the supply region in which the nuclear facilities sell energy and capacity.

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

The test for Palisades indicated the probability-weighted undiscounted net cash flows did not exceed the carrying value of the plant and related assets as of December 31, 2015.

The test for Indian Point indicated that the probability-weighted undiscounted net cash flows exceeded the carrying value of the plant and related assets as of December 31, 2015. As such, the carrying value of Indian Point was not impaired as of December 31, 2015. As of December 31, 2015, the net carrying value of Indian Point, including nuclear fuel, is $2,360 million.

As a result of the impairment analyses, Entergy recognized non-cash impairment and other related charges of $1,642 million ($1,062 million net-of-tax) during the third quarter 2015 to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values. In the fourth quarter 2015, Entergy recognized non-cash impairment and other related charges of $396 million ($256 million net-of-tax) to write down the carrying value of the Palisades plant and related assets to their fair values, as well as additional charges related to the plant closure decisions at FitzPatrick and Pilgrim. Entergy performed fair value analyses based on the income approach, a discounted cash flow method, to determine the amount of impairment.

The estimated fair value of the FitzPatrick plant and related long-lived assets is $29 million, while the carrying value was $742 million, resulting in an impairment charge of $713 million. Materials and supplies were evaluated and written down by $48 million. In addition, FitzPatrick has a contract asset recorded for an agreement between Entergy subsidiaries and NYPA entered when Entergy subsidiaries purchased FitzPatrick from NYPA in 2000 and NYPA retained the decommissioning trusts and the decommissioning liabilities. NYPA has the right to require the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy subsidiaries to assume the decommissioning liability provided that it assigns the decommissioning trust, up to a specified level, to Entergy. If the decommissioning liabilities are retained by NYPA, the Entergy subsidiaries will perform the decommissioning of the plant at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts. The contract asset represents an estimate of the present value of the difference between the Entergy subsidiaries’ stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies. See Note 9 for further discussion of the contract asset. Due to a change in expectation regarding the timing of decommissioning cash flows, the result was a write down of the contract asset from $335 million to $131 million, for a charge of $204 million. In summary, the impairment and related charges for FitzPatrick total $965 million ($624 million net-of-tax).

The estimated fair value of the Pilgrim plant and related long-lived assets is $65 million, while the carrying value was $718 million, resulting in an impairment charge of $653 million. Materials and supplies were evaluated and written down by$24 million. In summary, the total impairment loss and related charges for Pilgrim is $677 million ($438 million net-of-tax). The pre-impairment carrying value of $718 million includes the effect of a $134 million increase in Pilgrim’s estimated decommissioning cost liability and the related asset retirement cost asset. The increase in the estimated decommissioning cost liability primarily resulted from the change in expectation regarding the timing of decommissioning cash flows.

The estimated fair value of the Palisades plant and related long-lived assets is $463 million, while the carrying value was $859 million, resulting in an impairment charge of $396 million ($256 million net-of-tax). The pre-impairment carrying value of $859 million includes the effect of a $42 million increase in Palisades’ estimated decommissioning cost liability and the related asset retirement cost asset. The increase in the estimated decommissioning cost liability primarily resulted from assessment of the estimated decommissioning cash flows that occurred in conjunction with the impairment analysis.

In August 2013, the Board approved a plan to close and decommission Vermont Yankee at the end of its fuel cycle at the end of 2014. The decision to shut down the plant was primarily due to sustained low natural gas and wholesale energy prices, the high cost structure of the plant, and lack of a market structure that adequately compensates merchant nuclear plants for their environmental and fuel diversity benefits in the region in which the plant operates.

As a result of the decision to shut down the plant, Entergy recognized non-cash impairment and other related charges of $291.5 million ($183.7 million net-of-tax) during the third quarter 2013 to write down the carrying value of Vermont Yankee and related assets to their fair values. Entergy performed a fair value analysis based on the income approach, a discounted cash flow method, to determine the amount of impairment. The estimated fair value of the plant and related assets was $62 million, while the carrying value was $349 million. The carrying value of $349 million reflected the effect of a $58 million increase in Vermont Yankee’s estimated decommissioning cost liability and the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations.

As a result of a settlement agreement entered into in 2013 by Entergy and Vermont regarding the remaining operation and decommissioning of Vermont Yankee, Entergy reassessed its assumptions regarding the timing of decommissioning cash flows for Vermont Yankee. The reassessment resulted in a $27.2 million increase in the decommissioning cost liability and a corresponding impairment charge, recorded in December 2013. As part of the development of the site assessment study and PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2014. The revised estimate, along with reassessment of the assumptions regarding the timing of decommissioning cash flows, resulted in a $101.6 million increase in the decommissioning cost liability and a corresponding impairment charge, recorded in September 2014. Impairment charges are recorded as a separate line item in Entergy’s consolidated statements of income for 2014 and 2013, and this impairment charge is included within the results of the Entergy Wholesale Commodities segment.

The impairments and other related charges are recorded as a separate line item in Entergy’s consolidated statements of operations and are included within the results of the Entergy Wholesale Commodities segment. In addition

Entergy Corporation and Subsidiaries
Notes to Financial Statements

to the impairments and other related charges, Entergy incurred $46 million in 2014 and $8 million in 2015, and expects to incur additional charges from 2016 into mid-2019 estimated to be up to approximately $175 million for severance and employee retention costs relating to the decisions to shut down Vermont Yankee, FitzPatrick, and Pilgrim.

The estimates of fair value were based on the prices that Entergy would expect to receive in hypothetical sales of the FitzPatrick, Pilgrim, Palisades, and Vermont Yankee plants and related assets to a market participant. In order to determine these prices, Entergy used significant observable inputs, including quoted forward power and gas prices, where available. Significant unobservable inputs, such as projected long-term pre-tax operating margins (cash basis) and estimated weighted average costs of capital, were also used in the estimation of fair value. In addition, Entergy made certain assumptions regarding future tax deductions associated with the plants and related assets as well as the amount and timing of recoveries from future litigation with the DOE related to spent fuel storage costs.  Based on the use of significant unobservable inputs, the fair value measurement for the entirety of the asset group, and for each type of asset within the asset group, are classified as Level 3 in the fair value hierarchy discussed in Note 16 to the financial statements.

The following table sets forth a description of significant unobservable inputs used in the valuation of the FitzPatrick, Pilgrim, Palisades, and Vermont Yankee plants and related assets:

Significant Unobservable Inputs	Amount	Weighted Average

Weighted average cost of capital
FitzPatrick	7.5%	7.5%
Pilgrim (a)	7.5%-8.0%	7.9%
Palisades	7.5%	7.5%
Vermont Yankee	7.5%	7.5%

Long-term pre-tax operating margin (cash basis)
FitzPatrick	10.2%	10.2%
Pilgrim (a)	2.4%-10.6%	8.1%
Palisades (b)	30.8%	30.8%
Vermont Yankee	7.0%	7.0%

(a)    The fair value of Pilgrim was based on the probability weighting of two potential scenarios.

(b)
Most of the Palisades output is sold under a 15-year power purchase agreement, entered at the plant’s acquisition in 2007, that expires in 2022. The power purchase agreement prices currently exceed market prices and escalate each year, up to $61.50/MWh in 2022.

Entergy’s Accounting Policy group, which reports to the Chief Accounting Officer, was primarily responsible for determining the valuation of the FitzPatrick, Pilgrim, Palisades, and Vermont Yankee plants and related assets, in consultation with external advisors. Entergy’s Accounting Policy group obtained and reviewed information from other Entergy departments with expertise on the various inputs and assumptions that were necessary to calculate the fair values of the asset groups.

River Bend AFUDC

The River Bend AFUDC gross-up is a regulatory asset that represents the incremental difference imputed by the LPSC between the AFUDC actually recorded by Entergy Louisiana on a net-of-tax basis during the construction of River Bend and what the AFUDC would have been on a pre-tax basis.  The imputed amount was only calculated on that portion of River Bend that the LPSC allowed in rate base and is being amortized through August 2025.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reacquired Debt

The premiums and costs associated with reacquired debt of Entergy’s Utility operating companies and System Energy (except that portion allocable to the deregulated operations of Entergy Louisiana) are included in regulatory assets and are being amortized over the life of the related new issuances, or over the life of the original debt issuance if the debt is not refinanced, in accordance with ratemaking treatment.

Debt Issuance Costs

In the fourth quarter 2015, Entergy adopted ASU No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and ASU No. 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”

For all periods presented in this report, debt issuance costs related to a note are reported in the balance sheet as a reduction of the carrying value of the related debt, and debt issuance costs related to revolving credit facilities are reported in Other deferred debits separately from the amounts owed under such facility. Prior to adoption, Entergy reported both types of debt issuance costs in Other deferred debits. The change resulted in a reduction of both Other deferred debits and Long-term debt for all prior periods presented.

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

Presentation of Preferred Stock without Sinking Fund

Accounting standards regarding non-controlling interests and the classification and measurement of redeemable securities require the classification of preferred securities between liabilities and shareholders’ equity on the balance sheet if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances.  These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote.  The Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans articles of incorporation provide, generally, that the holders of each company’s preferred securities may elect a majority of the respective company’s board of directors if dividends are not paid for a year, until such time as the dividends in arrears are paid.  Therefore, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans present their preferred securities outstanding between liabilities and shareholders’ equity on the balance sheet.  Entergy Louisiana, a limited liability company, had outstanding preferred securities with similar protective rights with respect to unpaid dividends, but provided for the election of board members that would not constitute a majority of the board; and its preferred securities were therefore classified as a component of members’ equity. In September 2015, Entergy Louisiana redeemed or repurchased and canceled its preferred membership interests as part of a multi-step process to effectuate the Entergy Louisiana and Entergy Gulf States Louisiana business combination. See Note 2 to the financial statements for a discussion of the business combination.

The outstanding preferred securities of Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans, and Entergy Utility Holding Company (a Utility subsidiary) and Entergy Finance Holding (an Entergy Wholesale Commodities subsidiary), whose preferred holders also have protective rights, are similarly presented between liabilities and equity on Entergy’s consolidated balance sheets and the outstanding preferred securities of Entergy Louisiana are presented within total equity in Entergy’s consolidated balance sheets.  The preferred dividends or distributions paid by all subsidiaries are reflected for all periods presented outside of consolidated net income.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU’s core principle is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU details a five-step model that should be followed to achieve the core principle. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU 2014-09 for all entities by one year. Accordingly, ASU 2014-09 is effective for Entergy for the first quarter 2018. Entergy does not expect ASU 2014-09 to affect materially its results of operations, financial position, or cash flows.

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

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The ASU affects (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. ASU 2015-02 is effective for Entergy for the first quarter 2016. Entergy does not expect ASU 2015-02 to affect materially its results of operations, financial position, or cash flows.

In January 2016 the FASB issued ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU requires equity investments, excluding those accounted for under the equity method or resulting in consolidation of the investee, to be measured at fair value with changes recognized in net income. The ASU requires a qualitative assessment to identify impairments of equity investments without readily determinable fair value. ASU 2016-01 is effective for Entergy for the first quarter 2018. Entergy expects that ASU 2016-01 will affect its results of operations by requiring unrealized gains and losses on equity investments held by the nuclear decommissioning trust funds to be recorded in earnings rather than in other comprehensive income. In accordance with the regulatory treatment of the decommissioning trust funds of Entergy Arkansas, Entergy Louisiana, and System Energy, an offsetting amount of unrealized gains/losses will continue to be recorded in other regulatory liabilities/assets. Entergy is evaluating the ASU for other effects on the results of operations, financial position, and cash flows.

Entergy Louisiana Basis of Presentation

As discussed in more detail in Note 2 to the financial statements, on October 1, 2015, the businesses formerly conducted by Entergy Louisiana (Old Entergy Louisiana) and Entergy Gulf States Louisiana (Old Entergy Gulf States Louisiana) were combined into a single public utility. With the completion of the business combination, Entergy Louisiana holds substantially all of the assets, and has assumed the liabilities, of Old Entergy Louisiana and Old Entergy Gulf States Louisiana. The combination was accounted for as a transaction between entities under common control. The effect of the business combination has been retrospectively applied to Entergy Louisiana's financial statements

Entergy Corporation and Subsidiaries
Notes to Financial Statements

that are presented in this report.

Entergy New Orleans Basis of Presentation

On September 1, 2015, Entergy Louisiana transferred its Algiers assets to Entergy New Orleans for a purchase price of approximately $85 million, subject to closing adjustments. Entergy New Orleans paid Entergy Louisiana $59.6 million, including final true-ups, from available cash and issued a note payable to Entergy Louisiana in the amount of $25.5 million. Because the asset transfer was a transaction involving entities under common control, Entergy New Orleans recognized the assets and liabilities transferred to it at their carrying amounts in the accounts of Entergy Louisiana at the time of the asset transfer. The effect of the Algiers transfer has been retrospectively applied to Entergy New Orleans’s financial statements that are presented in this report.

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets and Regulatory Liabilities

Regulatory assets represent probable future revenues associated with costs that Entergy expects to recover from customers through the regulatory ratemaking process under which the Utility business operates. Regulatory liabilities represent probable future reductions in revenues associated with amounts that Entergy expects to benefit customers through the regulatory ratemaking process under which the Utility business operates. In addition to the regulatory assets and liabilities that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” and “Other regulatory liabilities” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2015 and 2014:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Regulatory Assets

Entergy

	2015	2014
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	$2,574.9	$2,798.8
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 – Storm Cost Recovery Filings with Retail Regulators) (Note 5 - Entergy Arkansas Securitization Bonds)	717.8	736.2
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (b)	589.1	513.8
Removal costs - recovered through depreciation rates (Note 9) (b)	273.3	245.1
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	121.1	139.2
Unamortized loss on reacquired debt - recovered over term of debt	66.7	76.2
Transition to competition costs - recovered over a 15-year period through February 2021	57.4	66.2
New nuclear generation development costs (Note 2 - New Nuclear Generation Development Costs) (c)	51.1	58.4
MISO implementation costs - recovery through retail rate riders (Note 2 - Retail Rate Proceedings)	49.4	69.6
Retail rate deferrals - recovered through rate riders as rates are redetermined by retail regulators	32.2	54.7
Human capital management costs - recovery through retail rate mechanisms (Note 2 - Retail Rate Proceedings)	28.3	42.3
Other	143.5	168.1
Entergy Total	$4,704.8	$4,968.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	2015	2014
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	$766.5	$838.2
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (b)	288.0	254.8
Storm damage costs - recovered either through securitization or retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators) (Note 5 - Entergy Arkansas Securitization Bonds)	97.2	125.6
Removal costs - recovered through depreciation rates (Note 9) (b)	85.7	59.0
Unamortized loss on reacquired debt - recovered over term of debt	23.0	26.2
Retail rate deferrals - recovered through rate riders as rates are redetermined annually	18.1	23.3
MISO implementation costs - recovery through retail rates through 2018 (Note 2 - Retail Rate Proceedings) (c)	17.5	25.1
Human capital management costs - recovery through retail rates through June 2017 (Note 2 - Retail Rate Proceedings) (c)	10.4	17.3
Lake Catherine 4 reliability and sustainability cost deferral - recovery expected through retail rates (c)	10.4	2.4
Incremental ice storm costs - recovered through 2032	8.4	9.0
Other	8.6	10.4
Entergy Arkansas Total	$1,333.8	$1,391.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2015	2014
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (b)	$718.7	$774.0
Asset Retirement Obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (b)	180.8	167.5
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	119.2	139.2
New nuclear generation development costs - recovery through formula rate plan beginning December 2014 through November 2022 (Note 2 - New Nuclear Generation Development Costs) (c)	50.4	58.4
MISO implementation costs - recovery through the MISO cost recovery mechanism beginning December 2014 through November 2017 (Note 2 - Retail Rate Proceedings)	26.6	37.1
Unamortized loss on reacquired debt - recovered over term of debt	19.2	21.1
Human capital management costs - recovery through formula rate plan beginning December 2014 through November 2017 (Note 2 - Retail Rate Proceedings)	17.6	25.0
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	16.7	18.6
Business combination external costs deferral - recovery through formula rate plan beginning December 2015 through November 2025 (c)	16.1	—
MISO integration deferral - recovery through the MISO cost recovery mechanism beginning December 2014 through November 2017	14.5	23.3
Gas hedging costs - recovered through fuel rates (Note 16 - Derivatives)	7.0	15.8
Spindletop gas storage facility - recovery period through August 2016 (a) (Note 2 - System Agreement Cost Equalization Proceedings)	1.1	26.2
Other	30.0	34.4
Entergy Louisiana Total	$1,217.9	$1,340.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

	2015	2014
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	$216.1	$224.3
Removal costs - recovered through depreciation rates (Note 9) (b)	77.5	76.3
Retail rate deferrals - recovered through rate riders as rates are redetermined annually	7.6	27.0
Unamortized loss on reacquired debt - recovered over term of debt	7.1	8.2
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (b)	6.7	6.3
Baxter Wilson outage costs - recovered through retail rates over two years beginning February 2015 (Note 8 - Baxter Wilson Plant Event)	3.2	6.0
MISO implementation costs - recovery through retail rate riders (Note 2 – Retail Rate Proceedings)	2.7	4.0
Other	7.8	12.6
Entergy Mississippi Total	$328.7	$364.7

Entergy New Orleans

	2015	2014
	(In Millions)
Storm damage costs, including hurricane costs - recovered through retail rates and securitization (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	$104.0	$18.5
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	103.7	115.8
Removal costs - recovered through depreciation rates (Note 9) (b)	29.4	35.2
Michoud plant maintenance – recovered over a 7-year period through September 2018	5.2	7.2
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (b)	4.0	3.8
Retail rate deferrals - recovered through rate riders as rates are redetermined monthly or annually	3.1	0.4
Rate case costs - recovered through retail rates (c)	3.2	3.0
Unamortized loss on reacquired debt - recovered over term of debt	1.6	1.8
Other	11.1	9.2
Entergy New Orleans Total	$265.3	$194.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas

	2015	2014
	(In Millions)
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	$516.2	$591.7
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (b)	193.6	217.0
Transition to competition costs - recovered over a 15-year period through February 2021	57.4	66.2
Removal costs - recovered through depreciation rates (Note 9) (b)	25.8	18.9
Unamortized loss on reacquired debt - recovered over term of debt	9.4	10.5
Rate case costs - recovered through retail rates (c)	3.8	8.4
Other	6.7	9.4
Entergy Texas Total	$812.9	$922.1

System Energy

	2015	2014
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Other Postretirement Benefits) (b)	$178.0	$191.0
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (b)	108.6	80.4
Removal costs - recovered through depreciation rates (Note 9) (b)	54.8	55.7
Unamortized loss on reacquired debt - recovered over term of debt	6.4	8.5
System Energy Total	$347.8	$335.6

(a)
The jurisdictional split order assigned the regulatory asset to Entergy Texas.  The regulatory asset, however, is being recovered and amortized at Entergy Louisiana.  As a result, a billing occurs monthly over the same term as the recovery and receipts will be submitted to Entergy Texas.  Entergy Texas has recorded a receivable from Entergy Louisiana and Entergy Louisiana has recorded a corresponding payable.

(b)	Does not earn a return on investment, but is offset by related liabilities.

(c)	Does not earn a return on investment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Regulatory Liabilities

Entergy

	2015	2014
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 17) (a)	$611.7	$656.7
Vidalia purchased power agreement (Note 8)	222.6	242.8
Louisiana Act 55 financing savings obligation (Note 2)	156.0	156.0
Business combination guaranteed customer benefits - returned to customers through retail rates and fuel rates beginning December 2015 through November 2024 (Note 2 - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination)	105.2	—
Removal costs - returned to customers through depreciation rates (Note 9) (a)	68.3	82.7
Grand Gulf sale-leaseback - (Note 10 - Sale and Leaseback Transactions)	67.9	79.5
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the UPSA	46.4	53.6
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and FERC	44.4	44.4
Waterford 3 replacement steam generator provision (Note 2 - Retail Rate Proceedings)	31.7	—
Asset retirement obligation - will be returned to customers dependent upon timing of decommissioning (Note 9) (a)	28.2	27.7
Other	32.5	40.2
Entergy Total	$1,414.9	$1,383.6

Entergy Arkansas

	2015	2014
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 17) (a)	$236.1	$254.0
Other	6.8	—
Entergy Arkansas Total	$242.9	$254.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2015	2014
	(In Millions)
Vidalia purchased power agreement (Note 8)	$222.6	$242.8
Unrealized gains on nuclear decommissioning trust funds (Note 17) (a)	196.9	209.1
Louisiana Act 55 financing savings obligation (Note 2)	156.0	156.0
Business combination guaranteed customer benefits - returned to customers through retail rates and fuel rates beginning December 2015 through November 2024 (Note 2 - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination)	105.2	—
Removal costs - returned to customers through depreciation rates (Note 9) (a)	68.3	82.6
Waterford 3 replacement steam generator provision (Note 2 - Retail Rate Proceedings)	31.7	—
Asset Retirement Obligation - will be returned to customers dependent upon timing of decommissioning (Note 9) (a)	28.2	27.7
Other	9.7	4.2
Entergy Louisiana Total	$818.6	$722.4

Entergy Texas

	2015	2014
	(In Millions)
Transition to competition costs - returned to customers through rate riders when rates are redetermined periodically	$6.4	$5.1
Entergy Texas Total	$6.4	$5.1

System Energy

	2015	2014
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 17) (a)	$178.7	$193.6
Grand Gulf sale-leaseback - (Note 10 - Sale and Leaseback Transactions)	67.9	79.5
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the UPSA	46.4	53.6
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and FERC	44.4	44.4
System Energy Total	$337.4	$371.1

(a)	Offset by related asset.

Fuel and purchased power cost recovery

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2015 and 2014 that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2015	2014
	(In Millions)
Entergy Arkansas (a)	$57.8	$209.2
Entergy Louisiana (b)	$102.9	$107.1
Entergy Mississippi	($107.8)	($2.2)
Entergy New Orleans (b)	($24.9)	($25.1)
Entergy Texas	($25.1)	$11.9

(a)
2015 and 2014 include respectively $66.7 million and $65.9 million for Entergy Arkansas of fuel, purchased power, and capacity costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.

(b)
2015 and 2014 include $168.1 million for Entergy Louisiana and $4.1 million for Entergy New Orleans of fuel, purchased power, and capacity costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.

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

In May 2015, Entergy Arkansas filed its annual redetermination of the production cost allocation rider, which included a $38 million payment made by Entergy Arkansas as a result of the FERC’s February 2014 order related to the comprehensive bandwidth recalculation for calendar year 2006, 2007, and 2008 production costs. The redetermined rate for the 2015 production cost allocation rider update was added to the redetermined rate from the 2014 production cost allocation rider update and the combined rate was effective with the first billing cycle of July 2015. This combined rate was effective through December 2015. The collection of the remainder of the redetermined rate for the 2015 production cost allocation rider update will continue through June 2016.

Energy Cost Recovery Rider

Entergy Arkansas’s retail rates include an energy cost recovery rider to recover fuel and purchased energy costs in monthly customer bills.  The rider utilizes the prior calendar-year energy costs and projected energy sales for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In January 2007 the APSC issued an order in its review of the energy cost rate.  The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs that resulted from two outages caused by employee and contractor error.  The coal plant generation curtailments were caused by railroad delivery problems and Entergy Arkansas resolved litigation with the railroad regarding the delivery problems.  The APSC staff was directed to perform an analysis with Entergy Arkansas’s assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within sixty days of the order.  After a final determination of the costs is made by the APSC, Entergy Arkansas will be directed to refund that amount with interest to its customers as a credit on the energy cost recovery rider.  Entergy Arkansas requested rehearing of the order.

In February 2010 the APSC denied Entergy Arkansas’s request for rehearing, and held a hearing in September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.  A decision is pending.  Entergy Arkansas expects the amount of damages, if any, to have an immaterial effect on its results of operations, financial position, or cash flows.
The APSC also established a separate docket to consider the resolved railroad litigation, and in February 2010 it established a procedural schedule that concluded with testimony through September 2010.  The testimony was filed, and the APSC will decide the case based on the record in the proceeding.

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its redetermination of its energy cost rate that was filed in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude $65.9 million of deferred fuel and purchased energy costs incurred in 2013 from the redetermination of its 2014 energy cost rate. The $65.9 million is an estimate of the incremental fuel and replacement energy costs that Entergy Arkansas incurred as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information is available regarding various claims associated with the ANO stator incident. The APSC approved Entergy Arkansas’s request in February 2014. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements for further discussion of the ANO stator incident.

Entergy Louisiana

Entergy Louisiana recovers electric fuel and purchased power costs for the billing month based upon the level of such costs incurred two months prior to the billing month. Entergy Louisiana’s purchased gas adjustments include estimates for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. Two parties intervened in the proceeding. A procedural schedule was established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC Staff report and any issues raised by intervenors. One intervenor is seeking further proceedings regarding certain issues it raised in its comments on the LPSC Staff report. Entergy Louisiana has filed responses to both the LPSC Staff report and the issues raised by the intervenor. As required by the procedural schedule, a joint status report was submitted in October 2013 by the parties. A status conference was held in December 2013. Discovery has ceased and the parties are awaiting issuance of the audit report of the LPSC staff, but a procedural schedule has not been established.

In December 2011 the LPSC authorized its staff to initiate another proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  Discovery has ceased and the parties are awaiting issuance of the audit report of the LPSC staff, but a procedural schedule has not been established.

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

Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period. In August 2015, the MPSC approved the interim adjustments effective with September 2015 bills. In November 2015, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included a projected over-recovery balance of $48 million projected through January 31, 2016. In January 2016 the MPSC approved the redetermined annual factor effective February 1, 2016. The MPSC further ordered, however, that due to the significant change in natural gas price forecasts since Entergy Mississippi’s filing in November 2015 Entergy Mississippi shall file a revised fuel factor with the MPSC no later than

Entergy Corporation and Subsidiaries
Notes to Financial Statements

February 1, 2016. In February 2016, Entergy Mississippi submitted a revised fuel factor reflecting a natural gas price of $2.45 per MMBtu.

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

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not considered “mass actions” under the Class Action Fairness Act, so as to establish federal subject matter jurisdiction. One day later the Attorney General renewed his motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies responded to that motion reiterating the additional grounds asserted for federal question jurisdiction, and the District Court held oral argument on the renewed motion to remand in February 2014. In April 2015 the District Court entered an order denying the renewed motion to remand, holding that the District Court has federal question subject matter jurisdiction. The Attorney General appealed to the U.S. Fifth Circuit Court of Appeals the denial of the motion to remand. In July 2015 the Fifth Circuit issued an order denying the appeal, and the Attorney General subsequently filed a petition for rehearing of the request for interlocutory appeal, which was also denied. The case remains pending in federal district court, awaiting a ruling on the Entergy companies’ motion for judgment on the pleadings. In December 2015 the District Court ordered that the parties submit to the court undisputed and disputed facts that are material to the Entergy defendants’ motion for judgment on the pleadings, as well as supplemental briefs regarding the same. Those filings were made in January 2016.

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

In August 2014, Entergy Texas filed an application seeking PUCT approval to implement an interim fuel refund of approximately $24.6 million for over-collected fuel costs incurred during the months of November 2012 through April 2014. This refund resulted from (i) applying $48.6 million in bandwidth remedy payments that Entergy Texas received in May 2014 related to the June - December 2005 period to Entergy Texas’s $8.7 million under-recovered fuel balance as of April 30, 2014 and (ii) netting that fuel balance against the $15.3 million bandwidth remedy payment that Entergy Texas made related to calendar year 2013 production costs. Also in August 2014, Entergy Texas filed an unopposed motion for interim rates to implement these refunds for most customers over a two-month period commencing with September 2014. The PUCT issued its order approving the interim relief in August 2014 and Entergy Texas completed the refunds in October 2014. Parties intervened in this matter, and all parties agreed that the proceeding should be bifurcated such that the proposed interim refund would become final in a separate proceeding, which refund was approved by the PUCT in March 2015.   In July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied.

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

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

2013 Base Rate Filing

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing assumed Entergy Arkansas’s transition to MISO in December 2013, and requested a rate increase of $174 million,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

including $49 million of revenue being transferred from collection in riders to base rates. The filing also proposed a new transmission rider and a capacity cost recovery rider. The filing requested a 10.4% return on common equity. In September 2013, Entergy Arkansas filed testimony reflecting an updated rate increase request of $145 million, with no change to its requested return on common equity of 10.4%. Hearings in the proceeding began in October 2013, and in December 2013 the APSC issued an order. The order authorized a base rate increase of $81 million and included an authorized return on common equity of 9.3%. The order allowed Entergy Arkansas to amortize its human capital management costs over a three-and-a-half year period, but also ordered Entergy Arkansas to file a detailed report of the Arkansas-specific costs, savings and final payroll changes upon conclusion of the human capital management strategic imperative. The detailed report was subsequently filed in February 2015. The substance of the report was addressed in Entergy Arkansas’s 2015 base rate filing. New rates under the January 2014 order were implemented in the first billing cycle of March 2014 and were effective as of January 2014. Additionally, in January 2014, Entergy Arkansas filed a petition for rehearing or clarification of several aspects of the APSC’s order, including the 9.3% authorized return on common equity. In February 2014 the APSC granted Entergy Arkansas’s petition for the purpose of considering the additional evidence identified by Entergy Arkansas. In August 2014 the APSC issued an order amending certain aspects of the original order, including providing for a 9.5% authorized return on common equity. Pursuant to the August 2014 order, revised rates were effective for all bills rendered after December 31, 2013 and were implemented in the first billing cycle of October 2014.

2015 Base Rate Filing

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notified the APSC of Entergy Arkansas’s intent to implement a forward test year formula rate plan pursuant to Arkansas legislation passed in 2015, and requested a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requested a 10.2% return on common equity. In May 2015 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas and establishing a procedural schedule to complete its investigation of Entergy Arkansas’s application. In September 2015, APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. Entergy Arkansas filed rebuttal testimony in October 2015. In December 2015, Entergy Arkansas, the APSC staff, and certain of the intervenors in the rate case filed with the APSC a joint motion for approval of a settlement of the case that proposes a retail rate increase of approximately $225 million with a net increase in revenue of approximately $133 million; an authorized return on common equity of 9.75%; and a formula rate plan tariff that provides a 50 basis point band around the 9.75% allowed return on common equity.

A hearing was held in January 2016. In February 2016 the APSC approved the settlement with one exception that would reduce the retail rate increase proposed in the settlement by $5 million. The parties were directed to inform the APSC by filing no later than February 26, 2016 whether they accept the APSC’s proposed settlement agreement modification or request a full hearing on the issues. Entergy Arkansas plans to make its first formula rate plan filing in July 2016 for rates effective with the first billing cycle of January 2017.

A significant portion of the rate increase is related to Entergy Arkansas’s acquisition of Union Power Station Power Block 2 for an expected base purchase price of $237 million, subject to adjustment. The acquisition is expected to be completed promptly following the receipt of FERC approval. If the acquisition closes on or before March 24, 2016, recovery of the costs to acquire Power Block 2 of the Union Power Station will be through Entergy Arkansas’s new base rates that will commence with the first billing cycle of April 2016. If the transaction closes after that date, the parties have agreed to concurrent cost recovery through Entergy Arkansas’s capacity acquisition rider.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2013 Rate Cases

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

Following a hearing before an ALJ and the ALJ’s issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. Major terms of the settlement included approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Gulf States Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain special recovery items; (3) three-year amortization of costs to achieve savings associated with the human capital management strategic imperative, with savings to be reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) no change in rates related to test year 2013, except with respect to recovery of the non-fuel MISO-related costs and any changes to the additional capacity revenue requirement; and (6) no increase in rates related to test year 2014, except for those items eligible for recovery outside of the earnings sharing mechanism. Existing depreciation rates will not change. Implementation of rate changes for items recoverable outside of the earnings sharing mechanism occurred in December 2014.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Following a hearing before an ALJ and the ALJ’s issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. The settlement provided for a $10 million rate increase effective with the first billing cycle of December 2014. Major terms of the settlement included approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain special recovery items; (3) three-year amortization of costs to achieve savings associated with the human capital management strategic imperative, with savings reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) recovery of non-fuel MISO-related costs and any changes to the additional capacity revenue requirement related to test year 2013 effective with the first billing cycle of December 2014; and (6) a cumulative $30 million cap on cost of service increases over the three-year formula rate plan cycle, except for those items outside of the sharing mechanism. Existing depreciation rates will not change.

Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Louisiana submitted a compliance filing in May 2014 reflecting the effects of the $10 million agreed-upon increase in formula rate plan revenue, the estimated MISO cost recovery mechanism revenue requirement, and the adjustment of the additional capacity mechanism. In November 2014, Entergy Louisiana submitted an additional compliance filing updating the estimated MISO cost recovery mechanism for the most recent actual data, as well as providing for a refund and prospective reduction in rates for the true-up of the estimated revenue requirement for the Waterford 3 replacement steam generator project. Based on this updated filing, a net increase of $41.6 million in formula rate plan revenue to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

be collected over nine months was implemented in December 2014. The compliance filings are subject to LPSC review in accordance with the review process set forth in Entergy Louisiana’s formula rate plan. Additionally, the adjustments of rates made related to the Waterford 3 replacement steam generator project included in the December 2014 compliance filing are subject to final true-up following completion of the LPSC’s determination regarding the prudence of the project. LPSC staff identified five issues, of which two remain. The remaining issues pertain to Entergy Louisiana’s method of collecting the agreed-upon $10 million increase and the level of recovery of investment related to the Grand Gulf uprate. No procedural schedule has been established, however, to address these remaining issues. The final issue raised by the LPSC staff pertains to the appropriate level of refunds related to the Waterford 3 replacement steam generator project. That issue will be resolved in connection with the Waterford 3 prudence review proceedings discussed below.

Waterford 3 Replacement Steam Generator Project

Following the completion of the Waterford 3 replacement steam generator project, the LPSC undertook a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. In July 2014 the LPSC Staff filed testimony recommending potential project and replacement power cost disallowances of up to $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana provided further documentation and explanation requested by the LPSC staff. An evidentiary hearing was held in December 2014. At the hearing the parties maintained the positions reflected in pre-filed testimony. Entergy Louisiana believes that the replacement steam generator costs were prudently incurred and applicable legal principles support their recovery in rates.  Nevertheless, Entergy Louisiana recorded a write-off of $16 million of Waterford 3’s plant balance in December 2014 because of the uncertainty at the time associated with the resolution of the prudence review. In December 2015 the ALJ issued a proposed recommendation, which was subsequently finalized, concluding that Entergy Louisiana prudently managed the Waterford 3 replacement steam generator project, including the selection, use, and oversight of contractors, and could not reasonably have anticipated the damage to the steam generators. Nevertheless, the ALJ concluded that Entergy Louisiana was liable for the conduct of its contractor and subcontractor and, therefore, recommended a disallowance of $67 million in capital costs. Additionally, the ALJ concluded that Entergy Louisiana did not sufficiently justify the incurrence of $2 million in replacement power costs during the replacement outage. Although the ALJ’s recommendation has yet to be considered by the LPSC, after considering the progress of the proceeding in light of the ALJ recommendation, Entergy Louisiana recorded in the fourth quarter 2015 approximately $77 million in charges, including a $45 million asset write-off and a $32 million regulatory charge, to reflect that a portion of the assets associated with the Waterford 3 replacement steam generator project is no longer probable of recovery. Entergy Louisiana maintains that the ALJ’s recommendation contains significant factual and legal errors.

Ninemile 6

In July 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed an unopposed stipulation with the LPSC that estimated a first year revenue requirement associated with Ninemile 6 and provided a mechanism to update the revenue requirement as the in-service date approached, which was subsequently approved by the LPSC. In late-December 2014, roughly contemporaneous with the unit's placement in service, a final updated estimated revenue requirement of $26.8 million for Entergy Gulf States Louisiana and $51.1 million for Entergy Louisiana was filed. The December 2014 estimate forms the basis of rates implemented effective with the first billing cycle of January 2015. In July 2015, Entergy Louisiana submitted to the LPSC a compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. A hearing is scheduled in March 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Union Power Station

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery of two power blocks of the Union Power Station for an expected base purchase price of approximately $237 million per power block, subject to adjustments. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent. The business combination of Entergy Gulf States Louisiana and Entergy Louisiana received regulatory approval and closed in October 2015 making Entergy Louisiana the named purchaser of Power Blocks 3 and 4 of the Union Power Station.

Business Combination

In connection with the approval of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, the LPSC authorized the filing of a single, joint formula rate plan evaluation report for Entergy Gulf States Louisiana’s and Entergy Louisiana’s 2014 calendar year operations. The joint evaluation report was filed in September 2015 and reflects an earned return on common equity of 9.09%. As such, no adjustment to base formula rate plan revenue is required. The following adjustments are required under the formula rate plan, however: a decrease in the additional capacity mechanism for Entergy Louisiana of $17.8 million; an increase in the additional capacity mechanism for Entergy Gulf States Louisiana of $4.3 million; and a reduction of $5.5 million to the MISO cost recovery mechanism, to collect approximately $35.7 million on a combined-company basis. Under the order approving the business combination, following completion of the prescribed review period, rates were implemented with the first billing cycle of December 2015, subject to refund. In November 2015, the LPSC staff filed objections, corrections, and comments identifying several issues for potential rate adjustments, including: preservation of previously-raised issues; the implementation of the $10 million increase in annual formula rate plan revenue over abbreviated rate-effective period; the level of adjustment to rates for the extended power uprate at System Energy, as well as asserting a general reservation of rights for further review of adjustments related to Ninemile 6 and the Waterford 3 provision for rate refund; change to gross plant, depreciation, and net plant components of rate base; regulatory debits and credits; adjustment for business combination expenses and the implementation of certain guaranteed customer credits. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” below for further discussion of the business combination.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In accordance with the settlement of Entergy Gulf States Louisiana’s gas rate stabilization plan for the test year ended September 30, 2012, in August 2014 Entergy Gulf States Louisiana submitted for consideration a proposal for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment and relocation projects mandated by local governments. After review by the LPSC staff and inclusion of certain customer safeguards required by the LPSC staff, in December 2014, Entergy Gulf States Louisiana and the LPSC staff submitted a joint settlement for implementation of an accelerated gas pipe replacement program providing for the replacement of approximately 100 miles of pipe over the next ten years, as well as relocation of certain existing pipe resulting from local government-related infrastructure projects, and for a rider to recover the investment associated with these projects. The rider allows for recovery of approximately $65 million over ten years. The rider recovery will be adjusted on a quarterly basis to include actual investment incurred for the prior quarter and is subject to the following conditions, among others: a ten-year term; application of any earnings in excess of 10.45% as an offset to the revenue requirement of the infrastructure rider; adherence to a specified spending plan, within plus or minus 20% annually; annual filings comparing actual versus planned rider spending with actual spending and explanation of variances exceeding 10%; and an annual true-up. The joint settlement was approved by the LPSC in January 2015. Implementation of the infrastructure rider commenced with bills rendered on and after the first billing cycle of April 2015.

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which resulted in a $706 thousand rate increase.  In April 2015 the LPSC issued findings recommending two adjustments to Entergy Gulf States Louisiana’s as-filed results, and an additional recommendation that does not affect current year results. The LPSC staff’s recommended adjustments increase the earned return on equity for the test year to 7.24%. Entergy Gulf States Louisiana accepted the LPSC staff’s recommendations and a revenue increase of $688 thousand was implemented with the first billing cycle of May 2015.

In January 2016, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2015. The filing showed an earned return on common equity of 10.22%, which is within the authorized bandwidth, therefore requiring no change in rates. Absent approval of an extension by the LPSC, test year 2015 is the final year under the current gas rate stabilization plan. In February 2016, however, Entergy Louisiana filed a motion requesting to extend the terms of the gas rate stabilization plan for an additional three-year term.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

•
a deferral of $6 million in other operation and maintenance expenses associated with the Baxter Wilson outage and a determination that the regulatory asset should accrue carrying costs, with amortization of the regulatory asset over two years beginning in February 2015, and a provision that the capital costs will be reflected in rate base. See Note 8 to the financial statements for further discussion of the Baxter Wilson outage; and

•
consolidation of the new nuclear generation development costs proceeding with the general rate case proceeding for hearing purposes and a determination that Entergy Mississippi would not further pursue, except as noted below, recovery of the costs that were approved for deferral by the MPSC in November 2011. The stipulations state, however, that, if Entergy Mississippi decides to move forward with nuclear development in Mississippi, it can at that time re-present for consideration by the MPSC only those costs directly associated with the existing early site permit (ESP), to the extent that the costs are verifiable and prudent and the ESP is still valid and relevant to any such option pursued. See “New Nuclear Generation Development Costs - Entergy Mississippi” below for further discussion of the new nuclear generation development costs proceeding and subsequent write-off in 2014 of the regulatory asset related to those costs.

In December 2014 the MPSC issued an order accepting the stipulations in their entirety and approving the revenue adjustments and rate changes effective with February 2015 bills.

Filings with the City Council

(Entergy Louisiana and Entergy New Orleans)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The rate increase was effective with bills rendered on and after the first billing cycle of July 2014. Additional compliance filings were made with the Council in October 2014 for approval of the form of certain rate riders, including among others, a Ninemile 6 non-fuel cost recovery interim rider, allowing for contemporaneous recovery of capacity costs related to the commencement of commercial operation of the Ninemile 6 generating unit and a purchased power capacity cost recovery rider. The monthly Ninemile 6 cost recovery interim rider was implemented in December 2014 to initially collect $915 thousand from Entergy Louisiana customers in the Algiers area. See “Algiers Asset Transfer ” below for discussion of the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that serve Algiers customers.

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

See “Algiers Asset Transfer ” below for discussion of the Algiers asset transfer. As a provision of the settlement agreement approved by the City Council in May 2015 providing for the Algiers asset transfer, it was agreed that, with limited exceptions, no action may be taken with respect to Entergy New Orleans’s base rates until rates are implemented from a base rate case that must be filed for its electric and gas operations in 2018. This provision eliminated the formula rate plan applicable to Algiers operations. The limited exceptions include continued implementation of the remaining two years of the four-year phased-in rate increase for its operations in the Algiers area and certain exceptional cost increases or decreases in its base revenue requirement. An additional provision of the settlement agreement allows for continued recovery of the revenue requirement associated with the capacity and energy from Ninemile 6 received by Entergy New Orleans under a power purchase agreement with Entergy Louisiana (Algiers PPA). The settlement authorizes Entergy New Orleans to recover the remaining revenue requirement related to the Algiers PPA through base rates charged to Algiers customers. The settlement also provided for continued implementation of the Algiers MISO recovery rider.

In addition to the Algiers PPA, Entergy New Orleans has a separate power purchase agreement with Entergy Louisiana for 20% of the capacity and energy of the Ninemile Unit 6 generating station (Ninemile PPA), which

Entergy Corporation and Subsidiaries
Notes to Financial Statements

commenced operation in December 2014. Initially, recovery of the non-fuel costs associated with the Ninemile PPA was authorized through a special Ninemile 6 rider billed to only Entergy New Orleans customers outside of Algiers.

In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the acquisition of Union Power Block 1, with an expected base purchase price of approximately $237 million, subject to adjustments, and seeking approval of the recovery of the associated costs. In November 2015 the City Council issued written resolutions and an order approving an agreement in principle between Entergy New Orleans and City Council advisors providing that the purchase of Union Power Block 1 and related assets by Entergy New Orleans is prudent and in the public interest. The City Council authorized expansion of the special Ninemile 6 rider, discussed above, to cover the non-fuel purchased power from Ninemile 6 as well as the revenue requirement associated with the acquisition of Union Power Block 1, upon closing of the transaction.

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  In September 2009 the City Council approved the energy efficiency programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In October 2013 the City Council approved the extension of the current Energy Smart program through December 2014. The City Council approved the use of $3.5 million of rough production cost equalization funds for program costs. In addition, Entergy New Orleans will be allowed to recover its lost contribution to fixed costs and to earn an incentive for meeting program goals. In January 2015 the City Council approved extending the Energy Smart program through March 2015 and using $1.2 million of rough production cost equalization funds to cover program costs for the extended period. Additionally, the City Council approved funding for the Energy Smart 2 programs from April 2015 through March 2017 using the remainder of the approximately $12.8 million of 2014 rough production cost equalization funds, and with any remaining costs being recovered through the fuel adjustment clause. This funding methodology was modified in November 2015 when the City Council directed Entergy New Orleans to use a combination of guaranteed customer savings related to a prior agreement with the City Council and rough production cost equalization funds to cover program costs prior to recovering any costs through the fuel adjustment clause.

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

In September 2012 the PUCT issued an order approving a $28 million rate increase, effective July 2012.  The order includes a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.”  The order also provides for increases in depreciation rates and the annual storm reserve accrual.  The order also reduced Entergy Texas’s proposed purchased power capacity costs, stating that they are not known and measurable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

million of MISO transition expense in base rates, and reduced Entergy’s Texas’s fuel reconciliation recovery by $4 million because it disagreed with the line-loss factor used in the calculation.  After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery.  Entergy Texas continues to believe that it is entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012.  Several other parties also filed motions for rehearing of the PUCT’s order.  The PUCT subsequently denied rehearing of substantive issues.  Several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. A hearing was held in July 2014. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced above, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Briefs were filed by the appealing and responding parties in the first half of 2015. Oral argument before the court panel was held in September 2015. The appeal is currently pending.

2013 Rate Case

In September 2013, Entergy Texas filed a rate case requesting a $38.6 million base rate increase reflecting a 10.4% return on common equity based on an adjusted test year ending March 31, 2013. The rate case also proposed (1) a rough production cost equalization adjustment rider recovering Entergy Texas’s payment to Entergy New Orleans to achieve rough production cost equalization based on calendar year 2012 production costs and (2) a rate case expense rider recovering the cost of the 2013 rate case and certain costs associated with previous rate cases. The rate case filing also included a request to reconcile $0.9 billion of fuel and purchased power costs and fuel revenues covering the period July 2011 through March 2013. The fuel reconciliation also reflects special circumstances fuel cost recovery of approximately $22 million of purchased power capacity costs. In January 2014 the PUCT staff filed direct testimony recommending a retail rate reduction of $0.3 million and a 9.2% return on common equity. In March 2014, Entergy Texas filed an Agreed Motion for Interim Rates. The motion explained that the parties to this proceeding have agreed that Entergy Texas should be allowed to implement new rates reflecting an $18.5 million base rate increase, effective for usage on and after April 1, 2014, as well as recovery of charges for rough production cost equalization and rate case expenses. In March 2014 the State Office of Administrative Hearings, the body assigned to hear the case, approved the motion. In April 2014, Entergy Texas filed a unanimous stipulation in this case. Among other things, the stipulation provides for an $18.5 million base rate increase, provides for recovery over three years of the calendar year 2012 rough production cost equalization charges and rate case expenses, and states a 9.8% return on common equity. In addition, the stipulation finalizes the fuel and purchased power reconciliation covering the period July 2011 through March 2013, with the parties stipulating an immaterial fuel disallowance. No special circumstances recovery of purchased power capacity costs was allowed. In April 2014 the State Office of Administrative Hearings remanded the case back to the PUCT for final processing. In May 2014 the PUCT approved the stipulation. No motions for rehearing were filed during the statutory rehearing period.

2015 Rate Case

In June 2015, Entergy Texas filed a rate case that included pro forma adjustments to reflect the proposed acquisition of Union Power Station Power Block 1, which is one of four units that comprise the Union Power Station near El Dorado, Arkansas. Previously in 2015 Entergy Texas made a filing with the PUCT requesting that it grant a certificate of convenience and necessity for the Union acquisition. In July 2015 the PUCT requested briefing on legal and policy issues related to, among other things, the propriety of rate recovery for the Union Power transaction given the uncertainty of the actual closing date of the transaction and the commencement of the rate year, as well as Entergy Texas’s requirement for acceptable rate treatment as a condition to closing the transaction. Also in July 2015, in connection with the requested briefing, the PUCT staff and certain parties filed briefs concluding that Entergy Texas should not be permitted recovery for the Union Power Station purchase in the rate case. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the certificate of convenience and necessity filing and withdraw the rate case. In July 2015, Entergy Texas filed its notice of withdrawal

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of its base rate case and the ALJs in the case dismissed the case from the dockets of the State Office of Administrative Hearings and the PUCT. In the third quarter 2015, Entergy Texas wrote off $4.7 million in rate case expenses and acquisition costs related to the proposed Union Power Station acquisition.

Other Filings

In September 2014, Entergy Texas filed for a distribution cost recovery factor (DCRF) rider based on a law that was passed in 2011 allowing for the recovery of increases in capital costs associated with distribution plant. Entergy Texas requested collection of approximately $7 million annually from retail customers. The parties reached a unanimous settlement authorizing recovery of $3.6 million annually commencing with usage on and after January 1, 2015. A State Office of Administrative Hearings ALJ issued an order in December 2014 authorizing this recovery on an interim basis and remanded the case to the PUCT. In February 2015 the PUCT entered a final order, making the settlement final and the interim rates permanent. In September 2015, Entergy Texas filed to amend its distribution cost recovery factor rider. Entergy Texas requested an increase in recovery under the rider of $6.5 million, for a total collection of $10.1 million annually from retail customers. In October 2015 intervenors and PUCT staff filed testimony opposing, in part, Entergy Texas’s request. In November 2015 Entergy Texas and the parties filed an unopposed settlement agreement and supporting documents. The settlement established an annual revenue requirement of $8.65 million for the amended DCRF rider, with the resulting rates effective for usage on and after January 1, 2016. The PUCT approved the settlement agreement in February 2016.

In September 2015, Entergy Texas filed for a transmission cost recovery factor (TCRF) rider requesting a $13 million increase, incremental to base rates. Testimony was filed in November 2015, with the PUCT staff and other parties proposing various disallowances that would reduce the requested increase. The largest remaining single disallowance is $3.4 million which would impose a load growth adjustment on Entergy Texas’s TCRF rider. A hearing on the merits was held in December 2015. A proposal for decision from the ALJ is expected in first quarter 2016.

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. In the application, Entergy Louisiana and Entergy Gulf States Louisiana identified potential benefits, including enhanced economic and customer diversity, enhanced geographic and supply diversity, and greater administrative efficiency. In the initial proceedings with the LPSC, Entergy Louisiana and Entergy Gulf States Louisiana estimated that the business combination could produce up to $128 million in measurable customer benefits during the first ten years following the transaction’s close including proposed guaranteed customer credits of $97 million in the first nine years.  In April 2015 the LPSC staff and intervenors filed testimony in the LPSC business combination proceeding. The testimony recommended an extensive set of conditions that would be required in order to recommend that the LPSC find that the business combination was in the public interest. The LPSC staff’s primary concern appeared to be potential shifting in fuel costs between Entergy Louisiana and Entergy Gulf States Louisiana customers. In May 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed rebuttal testimony. After the testimony was filed with the LPSC, the parties engaged in settlement discussions that ultimately led to the execution of an uncontested stipulated settlement (“stipulated settlement”), which was filed with the LPSC in July 2015. Through the stipulated settlement, the parties agreed to terms upon which to recommend that the LPSC find that the business combination was in the public interest. The stipulated settlement, which was either joined, or unopposed, by all parties to the LPSC proceeding, represents a compromise of stakeholder positions and was the result of an extensive period of analysis, discovery, and negotiation. The stipulated settlement provides $107 million in guaranteed customer benefits during the first nine years following the transaction’s close. Additionally, the combined company will honor the 2013 Entergy Louisiana and Entergy Gulf States Louisiana rate case settlements, including the commitments that (1) there will be no rate increase for legacy Entergy Gulf States Louisiana customers for the 2014 test year, and (2) through the 2016 test year formula rate plan, Entergy Louisiana (as a combined entity) will not raise rates by more than $30 million, net of the $10 million rate increase included in the Entergy Louisiana legacy formula rate plan. The stipulated settlement also describes the process for implementing a fuel-tracking mechanism

Entergy Corporation and Subsidiaries
Notes to Financial Statements

that is designed to address potential effects arising from the shifting of fuel costs between legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana customers as a result of the combination of those companies’ fuel adjustment clauses. Specifically, the fuel tracker would reallocate such cost shifts as between legacy customers of the companies on an after-the-fact basis, and the calculation of the fuel tracker will be submitted annually in a compliance filing. The stipulated settlement also provides that Entergy Gulf States Louisiana and Entergy Louisiana are permitted to defer certain external costs that were incurred to achieve the business combination’s customer benefits. The deferred amount, which shall not exceed $25 million, will be subject to a prudence review and amortized over a 10-year period. In 2015 deferrals of $16 million for these external costs were recorded. A hearing on the stipulated settlement in the LPSC proceeding was held in July 2015. In August 2015 the LPSC approved the business combination.

In April 2015 the FERC approved applications requesting authorization for the business combination. In August 2015 the NRC approved the applications for the River Bend and Waterford 3 license transfers as part of the steps to complete the business combination.

On October 1, 2015, the businesses formerly conducted by Entergy Louisiana and Entergy Gulf States Louisiana were combined into a single public utility. With the completion of the business combination, Entergy Louisiana holds substantially all of the assets, and has assumed the liabilities, of Entergy Louisiana and Entergy Gulf States Louisiana. The combination was accounted for as a transaction between entities under common control. The effect of the business combination has been retrospectively applied to Entergy Louisiana's financial statements that are presented in this report. See Note 3 to the financial statements for further discussion of the customer credits resulting from the business combination.

Algiers Asset Transfer (Entergy Louisiana and Entergy New Orleans)

In October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that supported the provision of service to Entergy Louisiana’s customers in Algiers. In April 2015 the FERC issued an order approving the Algiers assets transfer. In May 2015 the parties filed a settlement agreement authorizing the Algiers assets transfer and the settlement agreement was approved by a City Council resolution in May 2015. On September 1, 2015, Entergy Louisiana transferred its Algiers assets to Entergy New Orleans for a purchase price of approximately $85 million, subject to closing adjustments. Entergy New Orleans paid Entergy Louisiana $59.6 million, including final true-ups, from available cash and issued a note payable to Entergy Louisiana in the amount of $25.5 million. See Note 1 to the financial statements for a discussion of the accounting for the Algiers asset transfer and the basis of presentation for the Entergy New Orleans’s financial statements presented in this report.

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

In June 2005 the FERC issued a decision in System Agreement litigation that had been commenced by the LPSC, and essentially affirmed its decision in a December 2005 order on rehearing.  The FERC decision concluded, among other things, that:

•	The System Agreement no longer roughly equalizes total production costs among the Utility operating companies.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The financial consequences of the FERC’s decision are determined by the total production cost of each Utility operating company, which are affected by the mix of solid fuel and gas-fired generation available to each company and the costs of natural gas and purchased power.  Entergy Louisiana, Entergy Texas, and Entergy Mississippi are more dependent upon gas-fired generation sources than Entergy Arkansas or Entergy New Orleans.  Of these, Entergy Arkansas is the least dependent upon gas-fired generation sources.  Therefore, increases in natural gas prices generally increased the amount by which Entergy Arkansas’s total production costs were below the Entergy System average production costs.

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

In October 2011, the FERC issued an order addressing the D.C. Circuit remand on these two issues.  On the first issue, the FERC concluded that it did have the authority to order refunds, but decided that it would exercise its equitable discretion and not require refunds for the 20-month period from September 13, 2001 - May 2, 2003.  Because the ruling on refunds relied on findings in the interruptible load proceeding, which is discussed in a separate section below, the FERC concluded that the refund ruling will be held in abeyance pending the outcome of the rehearing requests in that proceeding.  On the second issue, the FERC reversed its prior decision and ordered that the prospective bandwidth remedy begin on June 1, 2005 (the date of its initial order in the proceeding) rather than January 1, 2006, as it had previously ordered.  Pursuant to the October 2011 order, Entergy was required to calculate the additional bandwidth payments for the period June - December 2005 utilizing the bandwidth formula tariff prescribed by the FERC that was filed in a December 2006 compliance filing and accepted by the FERC in an April 2007 order.  As is the case with bandwidth remedy payments, these payments and receipts will ultimately be paid by Utility operating company customers to other Utility operating company customers. In March 2015, in light of the December 2014 decision by the D.C. Circuit in the interruptible load proceeding, Entergy filed with the FERC a motion to establish briefing schedule on refund issues and an initial brief addressing refund issues. The initial brief argued that the FERC, in response to the D.C. Circuit decision, should clarify its policy on refunds and find that refunds are not required in this proceeding. In October 2015 the FERC issued three orders related to the commencement of the remedy on June 1, 2005 and the inclusion of interest on the amount for the period June 1, 2005 through December 31, 2005. Specifically, the FERC rejected Entergy Services’s request for rehearing of its decision to include interest on the amount for the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

seven-month period. The FERC also rejected Entergy Services’s request for rehearing of the order rejecting the compliance filing with regard to the issue of interest. Finally, the FERC set for hearing and settlement procedures the 2014 compliance filing that included the bandwidth calculation for the seven months June 1, 2005 through December 31, 2005. In setting the compliance filing for hearing, the FERC rejected the APSC’s protest that Entergy Arkansas should not be subject to the filing because Entergy Arkansas would be making the payments during a period following its exit from the System Agreement. The hearing on the bandwidth calculation for the seven months June 1, 2005 through December 31, 2005 is scheduled to occur in July 2016.

In December 2011, Entergy filed with the FERC its compliance filing that provides the payments and receipts among the Utility operating companies pursuant to the FERC’s October 2011 order.  The filing shows the following payments/receipts among the Utility operating companies:

Payments (Receipts)
(In Millions)
Entergy Arkansas	$156
Entergy Louisiana	($75)
Entergy Mississippi	($33)
Entergy New Orleans	($5)
Entergy Texas	($43)

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

In February 2014 the FERC issued a rehearing order addressing its October 2011 order. The FERC denied the LPSC’s request for rehearing on the issues of whether the bandwidth remedy should be made effective earlier than June 1, 2005, and whether refunds should be ordered for the 20-month refund effective period. The FERC granted the LPSC’s rehearing request on the issue of interest on the bandwidth payments/receipts for the June - December 2005 period, requiring that interest be accrued from June 1, 2006 until the date those bandwidth payments/receipts are made. Also in February 2014 the FERC issued an order rejecting the December 2011 compliance filing that calculated the bandwidth payments/receipts for the June - December 2005 period. The FERC order required a new compliance filing that calculates the bandwidth payments/receipts for the June - December 2005 period based on monthly data for the seven individual months including interest pursuant to the February 2014 rehearing order. Entergy has sought rehearing of the February 2014 orders with respect to the FERC’s determinations regarding interest. In April 2014 the LPSC filed a petition for review of the FERC’s October 2011 and February 2014 orders with the U.S. Court of Appeals for the D.C. Circuit. The appeal is pending.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In April and May 2014, Entergy filed with the FERC an updated compliance filing that provides the payments and receipts among the Utility operating companies pursuant to the FERC’s February 2014 orders.  The filing shows the following net payments and receipts, including interest, among the Utility operating companies:

Payments (Receipts)
(In Millions)
Entergy Arkansas	$68
Entergy Louisiana	($10)
Entergy Mississippi	($11)
Entergy New Orleans	$2
Entergy Texas	($49)

These payments were made in May 2014. The LPSC, City Council, and APSC have filed protests.

Rough Production Cost Equalization Rates

Each May since 2007 Entergy has filed with the FERC the rates to implement the FERC’s orders in the System Agreement proceeding.  These filings show the following payments/receipts among the Utility operating companies are necessary to achieve rough production cost equalization as defined by the FERC’s orders:

	Payments (Receipts)
	2007	2008	2009	2010	2011	2012	2013	2014
	(In Millions)
Entergy Arkansas	$252	$252	$390	$41	$77	$41	$—	$—
Entergy Louisiana	($211)	($160)	($247)	($22)	($12)	($41)	$—	$—
Entergy Mississippi	($41)	($20)	($24)	($19)	($40)	$—	$—	$—
Entergy New Orleans	$—	($7)	$—	$—	($25)	$—	($15)	($15)
Entergy Texas	($30)	($65)	($119)	$—	$—	$—	$15	$15

The Utility operating companies record, as necessary, accounts payable or accounts receivable to reflect the rough production cost equalization payments and receipts required to implement the FERC’s remedy.  When accounts payable are recorded, a corresponding regulatory asset is recorded for the right to collect the payments from customers. When accounts receivable are recorded, a corresponding regulatory liability is recorded for the obligations to pass the receipts on to customers.  As discussed below, no payments and receipts were required in 2015 to implement the FERC’s remedy based on calendar year 2014 production costs. Entergy Arkansas ceased participating in the System Agreement on December 18, 2013 and was not part of the calendar year 2013 or 2014 production costs calculations.

The APSC has approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas.  Entergy Texas is recovering its 2013 rough production cost equalization payment over three years beginning April 2014. Entergy Texas included its 2014 rough production cost equalization payment as component of an interim fuel refund made in 2014. Management believes that any changes in the allocation of production costs resulting from the FERC’s decision and related retail proceedings should result in similar rate changes for retail customers, subject to specific circumstances that have caused trapped costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Payments (Receipts)
(In Millions)
Entergy Arkansas	$38
Entergy Louisiana	($38)
Entergy Mississippi	$16
Entergy New Orleans	($1)
Entergy Texas	($15)

Entergy Arkansas and Entergy Mississippi made the payments in September and October 2014.

The FERC proceedings that resulted from rate filings made in 2007, 2008, and 2009 have been resolved by various orders issued by the FERC and appellate courts. See below for a discussion of rate filings since 2009 and the comprehensive recalculation filing directed by the FERC in the proceeding related to the 2010 rate filing.

2010 Rate Filing Based on Calendar Year 2009 Production Costs

In May 2010, Entergy filed with the FERC the 2010 rates in accordance with the FERC’s orders in the System Agreement proceeding, and supplemented the filing in September 2010.  Several parties intervened in the proceeding at the FERC, including the LPSC and the City Council, which also filed protests.  In July 2010 the FERC accepted Entergy’s proposed rates for filing, effective June 1, 2010, subject to refund, and set the proceeding for hearing and settlement procedures.  Settlement procedures have been terminated, and the ALJ scheduled hearings to begin in March 2011.  Subsequently, in January 2011 the ALJ issued an order directing the parties and FERC Staff to show cause why this proceeding should not be stayed pending the issuance of FERC decisions in the prior production cost proceedings currently before the FERC on review.  In March 2011 the ALJ issued an order placing this proceeding in abeyance. In October 2013 the FERC issued an order granting clarification and denying rehearing with respect to its October 2011 rehearing order in this proceeding. The FERC clarified that in a bandwidth proceeding parties can challenge erroneous inputs, implementation errors, or prudence of cost inputs, but challenges to the bandwidth formula itself must be raised in a Federal Power Act section 206 complaint or section 205 filing. Subsequently in October 2013 the presiding ALJ lifted the stay order holding in abeyance the hearing previously ordered by the FERC and directing that the remaining issues proceed to a hearing on the merits. The hearing was held in March 2014 and the presiding ALJ issued an initial decision in September 2014. Briefs on exception were filed in October 2014. In December 2015 the FERC issued an order affirming the initial decision in part and rejecting the initial decision in part. Among other things, the December 2015 order directs Entergy Services to submit a compliance filing, the results of which may affect the rough production cost equalization filings made for the June - December 2005, 2006, 2007, and 2008 test periods. In January 2016 the LPSC, the APSC, and Entergy Services filed requests for rehearing of the FERC’s December 2015 order. In February 2016, Entergy Services submitted the compliance filing ordered in the December 2015 order.  The result of the true-up payments and receipts for the recalculation of production costs resulted in the following payments/receipts among the Utility operating companies:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Payments (Receipts)
(In Millions)
Entergy Arkansas	$2
Entergy Louisiana	$6
Entergy Mississippi	($4)
Entergy New Orleans	($1)
Entergy Texas	($3)

2011 Rate Filing Based on Calendar Year 2010 Production Costs

In May 2011, Entergy filed with the FERC the 2011 rates in accordance with the FERC’s orders in the System Agreement proceeding.  Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest.  In July 2011 the FERC accepted Entergy’s proposed rates for filing, effective June 1, 2011, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review. In January 2014 the LPSC filed a petition for a writ of mandamus at the United States Court of Appeals for the Fifth Circuit. In its petition, the LPSC requested that the Fifth Circuit issue an order compelling the FERC to issue a final order in several proceedings related to the System Agreement, including the 2011 rate filing based on calendar year 2010 production costs and the 2012 and 2013 rate filings discussed below. In March 2014 the Fifth Circuit rejected the LPSC’s petition for a writ of mandamus. In December 2014 the FERC rescinded its earlier abeyance order and consolidated the 2011 rate filing with the 2012, 2013, and 2014 rate filings for settlement and hearing procedures. See discussion below regarding the consolidated settlement and hearing procedures in connection with this proceeding.

2012 Rate Filing Based on Calendar Year 2011 Production Costs

In May 2012, Entergy filed with the FERC the 2012 rates in accordance with the FERC’s orders in the System Agreement proceeding.  Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest.  In August 2012 the FERC accepted Entergy’s proposed rates for filing, effective June 2012, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review. In December 2014 the FERC rescinded its earlier abeyance order and consolidated the 2012 rate filing with the 2011, 2013, and 2014 rate filings for settlement and hearing procedures. See discussion below regarding the consolidated settlement and hearing procedures in connection with this proceeding.

2013 Rate Filing Based on Calendar Year 2012 Production Costs

In May 2013, Entergy filed with the FERC the 2013 rates in accordance with the FERC’s orders in the System Agreement proceeding. Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest. The City Council intervened and filed comments related to including the outcome of a related FERC proceeding in the 2013 cost equalization calculation. In August 2013 the FERC issued an order accepting the 2013 rates, effective June 1, 2013, subject to refund, set the proceeding for hearing procedures, and then held those procedures in abeyance pending FERC decisions in the prior production cost proceedings currently before the FERC on review. In December 2014 the FERC rescinded its earlier abeyance order and consolidated the 2013 Rate Filing with the 2011, 2012, and 2014 Rate Filings for settlement and hearing procedures. See discussion below regarding the consolidated settlement and hearing procedures in connection with this proceeding.

2014 Rate Filing Based on Calendar Year 2013 Production Costs

In May 2014, Entergy filed with the FERC the 2014 rates in accordance with the FERC’s orders in the System Agreement proceeding. Several parties intervened in the proceeding at the FERC, including the LPSC, which also

Entergy Corporation and Subsidiaries
Notes to Financial Statements

filed a protest. The City Council intervened and filed comments. In December 2014 the FERC issued an order accepting the 2014 rates, effective June 1, 2014, subject to refund, set the proceeding for hearing procedures, and consolidated the 2014 Rate Filing with the 2011, 2012, and 2013 Rate Filings for settlement and hearing procedures. See discussion below regarding the consolidated settlement and hearing procedures in connection with this proceeding.

Consolidated 2011, 2012, 2013, and 2014 Rate Filing Proceedings

As discussed above, in December 2014 the FERC consolidated the 2011, 2012, 2013, and 2014 rate filings for settlement and hearing procedures. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years. In July 2015 the parties filed direct and answering testimony. Among other issues with the pending bandwidth calculations, the LPSC challenged the administration of the accounting for joint account sales of energy in the intra-system bill. In August and September 2015 the parties filed additional rounds of testimony in the consolidated hearing for the 2011, 2012, 2013, and 2014 rate filings. In October 2015 the LPSC withdrew its testimony challenging the accounting for joint account sales of energy. The hearings occurred in November 2015, and an initial decision from the ALJ is expected in July 2016.

2015 Rate Filing Based on Calendar Year 2014 Production Costs

In May 2015, Entergy filed with the FERC the 2015 rates in accordance with the FERC’s orders in the System Agreement proceeding. The filing showed that no payments and receipts were required in 2015 to implement the FERC’s remedy based on calendar year 2014 production costs. Several parties intervened in the proceeding and the LPSC and City Council intervened and filed comments. In October 2015 the FERC accepted the 2015 rates for filing, suspended them for a nominal period, to become effective June 1, 2015, as requested, subject to refund, and set them for hearing and settlement judge procedures.

Calendar Year 2015 Production Costs

Entergy preliminarily estimates that no payments and receipts are required in 2016 to implement the FERC’s remedy based on calendar year 2015 production costs. The actual payments/receipts for 2016, based on calendar year 2015 production costs, will not be calculated until the Utility operating companies’ 2015 FERC Form 1s have been filed. Once the calculation is completed, it will be filed at the FERC. The level of any payments and receipts is significantly affected by a number of factors, including, among others, weather, the price of alternative fuels, the operating characteristics of the Entergy System generating fleet, and multiple factors affecting the calculation of the non-fuel related revenue requirement components of the total production costs, such as plant investment. The calculation based on 2015 production costs will be the last rough production cost equalization filing submitted by the Utility operating companies because the System Agreement will terminate at the end of August 2016.

Utility Operating Company Termination of System Agreement Participation

Entergy Arkansas and Entergy Mississippi ceased participating in the System Agreement effective December 18, 2013 and November 7, 2015, respectively. Entergy Louisiana, Entergy New Orleans, and Entergy Texas will terminate participation in the System Agreement on August 31, 2016, which will result in the termination of the System Agreement in its entirety pursuant to a settlement agreement approved by the FERC in December 2015.

In connection with the System Agreement termination settlement agreement, it was determined that the purchase power agreements, referred to as the jurisdictional separation plan PPAs, between Entergy Texas and Entergy Gulf States Louisiana that were put in place for certain legacy gas units at the time of Entergy Gulf States’s separation into Entergy Texas and Entergy Gulf States Louisiana will terminate effective with System Agreement termination. Similarly, the PPA between Entergy Gulf States Louisiana and Entergy Texas for the Calcasieu unit also will terminate. Currently, the jurisdictional separation plan PPAs are the means by which Entergy Texas receives payment for its receivable associated with Entergy Louisiana’s Spindletop gas storage facility regulatory asset. As a result of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Agreement termination settlement agreement, effective with the termination date, Entergy Texas will no longer receive payments from Entergy Louisiana related to the Spindletop storage facility which resulted in a write-off recorded in 2015 by Entergy Texas of $23.5 million ($15.3 million net-of-tax).

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2013 the FERC issued an order denying the LPSC’s request for rehearing of the FERC’s June 2011 order wherein the FERC concluded it would exercise its discretion and not order refunds in the interruptible load proceeding. Based on its review of the LPSC’s request for rehearing and the briefs filed as part of the paper hearing established in October 2011, the FERC affirmed its earlier ruling and declined to order refunds under the circumstances of the case. In May 2013 the LPSC filed a petition for review with the U.S. Court of Appeals for the D.C. Circuit seeking review of FERC prior orders in the Interruptible Load Proceeding that concluded that the FERC would exercise its discretion and not order refunds in the proceeding. Oral argument was held on the appeal in the D.C. Circuit in September 2014. In December 2014 the D.C. Circuit issued an order on the LPSC’s appeal and remanded the case back to the FERC. The D.C. Circuit rejected the LPSC’s argument that there is a presumption in favor of refunds, but it held that the FERC had not adequately explained its decision to deny refunds and directed the FERC “to consider the relevant factors and weigh them against one another.” In March 2015, Entergy filed with the FERC a motion to establish a briefing schedule on remand and an initial brief on remand to address the December 2014 decision by the D.C. Circuit. The initial brief on remand argued that the FERC, in response to the D.C. Circuit decision, should clarify its policy on refunds and find that refunds are not required in the interruptible load proceeding. The matter is pending.

Entergy Arkansas Opportunity Sales Proceeding

In June 2009, the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenges sales made beginning in 2002 and requests refunds.  In July 2009 the Utility operating companies filed a response to the complaint requesting that the FERC dismiss the complaint on the merits without hearing because the LPSC has failed to meet its burden of showing any violation of the System Agreement and failed to produce any evidence of imprudent action by the Entergy System.  In their response, the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The response further explained that the FERC already had determined that Entergy Arkansas’s short-term wholesale sales did not trigger the “right-of-first-refusal” provision of the System Agreement.  While the D.C. Circuit recently determined that the “right-of-first-refusal” issue was not properly before the FERC at the time of its earlier decision on the issue, the LPSC raised no additional claims or facts that would warrant the FERC reaching a different conclusion.

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

In December 2010 the ALJ issued an initial decision.  The ALJ found that the System Agreement allowed for Entergy Arkansas to make the sales to third parties but concluded that the sales should be accounted for in the same manner as joint account sales.  The ALJ concluded that “shareholders” should make refunds of the damages to the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Utility operating companies, along with interest.  Entergy disagreed with several aspects of the ALJ’s initial decision and in January 2011 filed with the FERC exceptions to the decision.

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
Notes to Financial Statements

Storm Cost Recovery Filings with Retail Regulators

Entergy Arkansas

Entergy Arkansas December 2012 Winter Storm

In December 2012 a severe winter storm consisting of ice, snow, and high winds caused significant damage to Entergy Arkansas’s distribution lines, equipment, poles, and other facilities.  Total restoration costs for the repair and/or replacement of Entergy Arkansas’s electrical facilities in areas damaged from the winter storm were $63 million, including costs recorded as regulatory assets of approximately $22 million.  In the Entergy Arkansas 2013 rate case, the APSC approved inclusion of the construction spending in rate base and approved an increase in the normal storm cost accrual.

Entergy Louisiana

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to portions of Entergy’s service area in Louisiana, and to a lesser extent in Mississippi and Arkansas.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  In January 2013, Entergy Louisiana drew $252 million, from its funded storm reserve escrow accounts.  In April 2013, Entergy Louisiana filed a joint application with the LPSC relating to Hurricane Isaac system restoration costs.  Specifically, Entergy Louisiana requested that the LPSC determine the amount of such costs that were prudently incurred and are, thus, eligible for recovery from customers.  Including carrying costs and additional storm escrow funds for prior storms, Entergy Louisiana requested an LPSC determination that $321.5 million in system restoration costs were prudently incurred. In May 2013, Entergy Louisiana, and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Louisiana Act 55). The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of the company’s costs. Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($290.8 million for Entergy Louisiana); (ii) determine the level of storm reserves to be re-established ($290 million for Entergy Louisiana); (iii) authorize Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs.  Entergy Louisiana committed to pass on to customers a minimum of $30.8 million of customer benefits through annual customer credits of approximately $6.2 million for five years. Approvals for the Act 55 financings were obtained from the LURC and the Louisiana State Bond Commission.

In July 2014, Entergy Louisiana issued two series totaling $300 million of 3.78% Series first mortgage bonds due April 2025. Entergy Louisiana used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.

In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $314.85 million in bonds under Louisiana Act 55.  From the $309 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $16 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $293 million directly to Entergy Louisiana.  Entergy Louisiana used the $293 million received from the LURC to acquire 2,935,152.69 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

Entergy and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LCDA and there is no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collect a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as the billing and collection agent for the state.

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy’s service territory.  Entergy Louisiana filed its Hurricane Gustav and Hurricane Ike storm cost recovery case with the LPSC in May 2009.  In September 2009, Entergy Louisiana and the LURC filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Louisiana Act 55.  Entergy Louisiana’s Hurricane Katrina and Hurricane Rita storm costs were financed primarily by Louisiana Act 55 financing, as discussed below.  Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and Louisiana Act 55 financing savings to customers via a Storm Cost Offset rider.

In December 2009, Entergy Louisiana entered into a stipulation agreement with the LPSC Staff that provides for total recoverable costs of approximately $628 million, including carrying costs.  Under this stipulation, Entergy Louisiana agrees not to recover $11.6 million of its storm restoration spending.  The stipulation also permits replenishing Entergy Louisiana’s storm reserve in the amount of $290 million when the Act 55 financings are accomplished.  In March and April 2010, Entergy Louisiana and other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that includes these terms and also includes Entergy Louisiana’s proposal under the Act 55 financings, which includes a commitment to pass on to customers a minimum of $43.3 million of customer benefits through a prospective annual rate reduction of $8.7 million for five years.  A stipulation hearing was held before the ALJ on April 13, 2010.  On April 21, 2010, the LPSC approved the settlement and subsequently issued financing orders and a ratemaking order intended to facilitate the implementation of the Act 55 financings.  In June 2010 the Louisiana State Bond Commission approved the Act 55 financing.

In July 2010, the LCDA issued two series totaling $713.0 million in bonds under Act 55.  From the $702.7 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $290 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $412.7 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana used $412.7 million to acquire 4,126,940.15 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LCDA, and there is no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as the billing and collection agent for the state.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2008, Entergy Louisiana and the LURC filed at the LPSC an application requesting that the LPSC grant a financing order authorizing the financing of Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Louisiana Act 55.  The Louisiana Act 55 financing is expected to produce additional customer benefits as compared to traditional securitization.  Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a Storm Cost Offset rider.  On April 8, 2008, the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financing, approved requests for the Act 55 financing.  On April 10, 2008, Entergy Louisiana and the LPSC Staff filed with the LPSC an uncontested stipulated settlement that includes Entergy Louisiana’s proposal under the Act 55 financing, which includes a commitment to pass on to customers a minimum of $40 million of customer benefits through a prospective annual rate reduction of $8 million for five years.  On April 16, 2008, the LPSC approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financing.  In May 2008 the Louisiana State Bond Commission granted final approval of the Act 55 financing.

In July 2008, the LPFA issued $687.7 million in bonds under the aforementioned Act 55.  From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate.  In August 2008, the LPFA issued $278.4 million in bonds under the aforementioned Act 55.  From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $187.7 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.  In February 2012, Entergy Louisiana sold 500,000 of its Class A preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, to a third party in exchange for $51 million plus accrued but unpaid distributions on the units.  The 500,000 preferred membership units are mandatorily redeemable in January 2112.

Entergy and Entergy Louisiana do not report the bonds on their balance sheets because the bonds are the obligation of the LPFA, and there is no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collect a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as the billing and collection agent for the state.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

On July 1, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, wherein both parties agreed that approximately $32 million in storm restoration costs incurred in 2011 and 2012 were prudently incurred and chargeable to the storm damage provision, while approximately $700,000 in prudently incurred costs were more properly recoverable through the formula rate plan. Entergy Mississippi and the Mississippi Public Utilities Staff also agreed that the storm damage accrual should be increased from $750,000 per month to $1.75 million per month. In September 2013 the MPSC approved the joint stipulation with the increase in the storm damage accrual effective with October 2013 bills. In February 2015, Entergy Mississippi provided notice to the Mississippi Public Utilities Staff that the storm damage accrual would be set to zero effective with the March 2015 billing cycle as a result of Entergy Mississippi’s storm damage accrual balance exceeding $15 million as of January 31, 2015, but will return to its current level when the storm damage accrual balance becomes less than $10 million.

Entergy New Orleans

In October 2006 the City Council approved a rate filing settlement agreement that, among other things, authorized a $75 million storm reserve for damage from future storms, which will be created over a ten-year period through a storm reserve rider that began in March 2007.  These storm reserve funds are held in a restricted escrow account until needed in response to a storm.

In August 2012, Hurricane Isaac caused extensive damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow account to partially offset these costs. In February 2014, Entergy New Orleans made a filing with the City Council seeking certification of the Hurricane Isaac costs. In January 2015 the City Council issued a resolution approving the terms of a joint agreement in principle filed by Entergy New Orleans, Entergy Louisiana, and the City Council Advisors determining, among other things, that Entergy New Orleans’s prudently-incurred storm recovery costs were $49.3 million, of which $31.7 million, net of reimbursements from the storm reserve escrow account, remains recoverable from Entergy New Orleans’s electric customers. The resolution also directs Entergy New Orleans to file an application to securitize the unrecovered Council-approved storm recovery costs of $31.7 million pursuant to the Louisiana Electric Utility Storm Recovery Securitization Act (Louisiana Act 64). In addition, the resolution found that it is reasonable for Entergy New Orleans to include in the principal amount of its potential securitization the costs to fund and replenish Entergy New Orleans’s storm reserve in an amount that achieves the Council-approved funding level of $75 million. In January 2015, in compliance with that directive, Entergy New Orleans filed with the City Council an application requesting that the City Council grant a financing order authorizing the financing of Entergy New Orleans’s storm costs, storm reserves, and issuance costs pursuant to Louisiana Act 64. In April 2015 the City Council’s Utility advisors filed direct testimony recommending that the proposed securitization be approved subject to certain limited modifications, and Entergy New Orleans filed rebuttal testimony later in April 2015. In May 2015 the parties entered into an agreement in principle and the City Council issued a financing order authorizing Entergy New Orleans to issue storm recovery bonds in the aggregate amount of $98.7 million, including $31.8 million for recovery of Entergy New Orleans’s Hurricane Isaac storm recovery costs, including carrying costs, $63.9 million to fund and replenish Entergy New Orleans’s storm reserve, and approximately $3 million for estimated up-front financing costs associated with the securitization. See Note 5 to the financial statements for discussion of the issuance of the securitization bonds in July 2015.

New Nuclear Generation Development Costs

Entergy Louisiana

Entergy Louisiana and Entergy Gulf States Louisiana were developing a project option for new nuclear generation at River Bend.  In March 2010, Entergy Louisiana and Entergy Gulf States Louisiana filed with the LPSC

Entergy Corporation and Subsidiaries
Notes to Financial Statements

seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  At its June 2012 meeting the LPSC voted to uphold an ALJ recommendation that the request of Entergy Louisiana and Entergy Gulf States Louisiana be declined on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  The LPSC directed that Entergy Louisiana and Entergy Gulf States Louisiana be permitted to seek recovery of these costs in their upcoming rate case filings that were subsequently filed in February 2013. In the resolution of the rate case proceeding the LPSC provided for an eight-year amortization of costs incurred in connection with the potential development of new nuclear generation at River Bend, without carrying costs, beginning in December 2014, provided, however, that amortization of these costs shall not result in a future rate increase. As of December 31, 2015, Entergy Louisiana has a regulatory asset of $50.4 million on its balance sheet related to these new nuclear generation development costs.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2012 the state district court found that the case met the requirements to be maintained as a class action under Texas law.  In April 2012 the court entered an order certifying the class.  The defendants appealed the order to the Texas Court of Appeals – First District and oral argument was held in May 2013. In November 2014 the Texas Court of Appeals - First District reversed the state district court’s class certification order and dismissed the case holding that the state district court lacked subject matter jurisdiction to address the issues. Plaintiffs filed a motion for rehearing and a motion for rehearing en banc. In May 2015 the Court of Appeals granted plaintiffs’ motion for rehearing, withdrew its prior opinion, and set the case for resubmission in June 2015. In July 2015 the Court of Appeals issued a new opinion again finding that the plaintiffs’ claims fall within the exclusive jurisdiction of the FERC and, therefore, the trial court lacked subject matter jurisdiction over the case. The Court of Appeals ordered that the state district court dismiss all claims against the Entergy defendants. In September 2015 plaintiffs filed a petition for review at the Supreme Court of Texas. At the request of the Court, the Entergy defendants filed a response in December 2015. In January 2016 the Supreme Court of Texas issued an order requiring the parties to file briefs on the merits.

NOTE 3.    INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income taxes for 2015, 2014, and 2013 for Entergy Corporation and Subsidiaries consist of the following:

	2015	2014	2013
	(In Thousands)
Current:
Federal	$77,166	$90,061	$88,291
Foreign	97	90	101
State	157,829	(12,637)	20,584
Total	235,092	77,514	108,976
Deferred and non-current - net	(864,799)	528,326	126,935
Investment tax credit adjustments - net	(13,220)	(16,243)	(9,930)
Income taxes	($642,927)	$589,597	$225,981

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Income taxes for 2015, 2014, and 2013 for Entergy’s Registrant Subsidiaries consist of the following:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	$66,966	$101,382	$25,628	($9,346)	$53,313	($63,302)
State	6,265	35,406	6,832	1,784	2,450	26,755
Total	73,231	136,788	32,460	(7,562)	55,763	(36,547)
Deferred and non-current - net	(31,463)	47,220	31,149	32,890	(17,599)	93,491
Investment tax credit adjustments - net	(1,227)	(5,337)	(1,737)	(138)	(914)	(3,867)
Income taxes	$40,541	$178,671	$61,872	$25,190	$37,250	$53,077

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($34,258)	($44,909)	$8,103	($1,428)	$48,610	$19,908
State	(678)	(1,191)	7,474	510	4,877	15,379
Total	(34,936)	(46,100)	15,577	(918)	53,487	35,287
Deferred and non-current - net	119,841	236,794	42,305	14,592	(2,418)	53,501
Investment tax credit adjustments - net	(1,276)	(5,642)	(2,172)	(224)	(1,425)	(5,478)
Income taxes	$83,629	$185,052	$55,710	$13,450	$49,644	$83,310

2013	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($13,574)	($18,797)	$2,498	$14,823	$37,199	($6,199)
State	6,122	(15,631)	4,849	(1,267)	(843)	15,845
Total	(7,452)	(34,428)	7,347	13,556	36,356	9,646
Deferred and non-current - net	101,253	179,036	41,150	(11,033)	(4,639)	60,614
Investment tax credit adjustments - net	(2,014)	(5,912)	1,260	(246)	(1,609)	(1,407)
Income taxes	$91,787	$138,696	$49,757	$2,277	$30,108	$68,853

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for Entergy Corporation and Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before income taxes.  The reasons for the differences for the years 2015, 2014, and 2013 are:

	2015	2014	2013
	(In Thousands)
Net income (loss) attributable to Entergy Corporation	($176,562)	$940,721	$711,902
Preferred dividend requirements of subsidiaries	19,828	19,536	18,670
Consolidated net income (loss)	(156,734)	960,257	730,572
Income taxes	(642,927)	589,597	225,981
Income (loss) before income taxes	($799,661)	$1,549,854	$956,553
Computed at statutory rate (35%)	($279,881)	$542,449	$334,794
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	29,944	44,708	13,599
Regulatory differences - utility plant items	32,089	39,321	32,324
Equity component of AFUDC	(18,191)	(21,108)	(22,356)
Amortization of investment tax credits	(11,136)	(12,211)	(13,535)
Flow-through / permanent differences	(7,872)	(18,003)	(301)
Net-of-tax regulatory liability	—	—	(2,899)
New York tax law change (a)	—	(21,500)	—
Louisiana business combination	(333,655)	—	—
Termination of business reorganization	—	—	(27,192)
Provision for uncertain tax positions (b)	(56,683)	32,573	(59,249)
Valuation allowance	—	—	(31,573)
Other - net	2,458	3,368	2,369
Total income taxes as reported	($642,927)	$589,597	$225,981
Effective Income Tax Rate	80.4%	38.0%	23.6%

(a)
In March 2014, New York enacted legislation that substantially modifies various aspects of New York tax law. The most significant effect of the legislation for Entergy is the adoption of full water’s-edge unitary combined reporting, meaning that all of Entergy’s domestic entities will be included in New York’s combined filing group. The effect of the tax law change resulted in a deferred state income tax reduction of approximately $21.5 million as shown in the table above.

(b)	See “Income Tax Audits - 2008-2009 IRS Audit” below for discussion of the most significant items for 2015 and 2013.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2015, 2014, and 2013 are:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$74,272	$446,639	$92,708	$44,925	$69,625	$111,318
Income taxes	40,541	178,671	61,872	25,190	37,250	53,077
Pretax income	$114,813	$625,310	$154,580	$70,115	$106,875	$164,395
Computed at statutory rate (35%)	$40,185	$218,859	$54,103	$24,540	$37,406	$57,538
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	6,643	23,650	5,219	2,887	1,621	6,403
Regulatory differences - utility plant items	7,299	3,013	2,383	2,201	3,703	12,167
Equity component of AFUDC	(4,979)	(5,420)	(1,083)	(451)	(1,987)	(2,973)
Amortization of investment tax credits	(1,201)	(5,252)	(160)	(111)	(900)	(3,476)
Flow-through / permanent differences	(4,062)	2,460	431	(4,539)	530	618
Non-taxable dividend income	—	(44,658)	—	—	—	—
Provision for uncertain tax positions (a)	(3,978)	(15,377)	756	525	(3,365)	(17,313)
Other - net	634	1,396	223	138	242	113
Total income taxes	$40,541	$178,671	$61,872	$25,190	$37,250	$53,077
Effective Income Tax Rate	35.3%	28.6%	40.0%	35.9%	34.9%	32.3%

(a)	See “Income Tax Audits - 2008-2009 IRS Audit” below for discussion of the most significant items for Entergy Louisiana and System Energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$121,392	$446,022	$74,821	$31,030	$74,804	$96,334
Income taxes	83,629	185,052	55,710	13,450	49,644	83,310
Pretax income	$205,021	$631,074	$130,531	$44,480	$124,448	$179,644
Computed at statutory rate (35%)	$71,757	$220,876	$45,686	$15,568	$43,557	$62,875
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	9,591	11,666	5,180	1,562	3,221	6,877
Regulatory differences - utility plant items	8,653	7,487	4,448	777	4,165	13,791
Equity component of AFUDC	(2,533)	(14,612)	(833)	(320)	(1,035)	(1,774)
Amortization of investment tax credits	(1,251)	(5,594)	(260)	(218)	(1,412)	(3,476)
Flow-through / permanent differences	(5,082)	(225)	555	(4,458)	393	(327)
Non-taxable dividend income	—	(41,255)	—	—	—	—
Provision for uncertain tax positions	1,881	5,336	718	405	522	5,235
Other - net	613	1,373	216	134	233	109
Total income taxes	$83,629	$185,052	$55,710	$13,450	$49,644	$83,310
Effective Income Tax Rate	40.8%	29.3%	42.7%	30.2%	39.9%	46.4%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$161,948	$414,126	$82,159	$12,608	$57,881	$113,664
Income taxes	91,787	138,696	49,757	2,277	30,108	68,853
Pretax income	$253,735	$552,822	$131,916	$14,885	$87,989	$182,517
Computed at statutory rate (35%)	$88,807	$193,488	$46,171	$5,210	$30,796	$63,881
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	10,954	19,084	4,564	1,116	(897)	5,900
Regulatory differences - utility plant items	7,938	7,005	2,603	453	3,256	11,070
Equity component of AFUDC	(3,820)	(13,100)	(764)	(322)	(1,626)	(2,724)
Amortization of investment tax credits	(1,989)	(5,864)	(260)	(216)	(1,596)	(3,476)
Flow-through / permanent differences	2,540	3,646	1,702	(4,402)	2,467	(491)
Net-of-tax regulatory liability	—	(2,899)	—	—	—	—
Termination of business organization	(6,753)	(7,453)	(4,177)	(501)	(3,542)	(13)
Non-taxable dividend income	—	(36,953)	—	—	—	—
Provision for uncertain tax positions (a)	(6,527)	(18,645)	(326)	795	1,027	(5,353)
Other - net	637	387	244	144	223	59
Total income taxes	$91,787	$138,696	$49,757	$2,277	$30,108	$68,853
Effective Income Tax Rate	36.2%	25.1%	37.7%	15.3%	34.2%	37.7%

(a)	See “Income Tax Audits - 2008-2009 IRS Audit” below for discussion of the most significant items for Entergy Louisiana and System Energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($6,804,225)	($8,128,096)
Regulatory assets	(646,392)	(922,161)
Nuclear decommissioning trusts	(1,254,463)	(1,248,737)
Pension, net funding	(365,111)	(324,881)
Combined unitary state taxes	(45,078)	(162,340)
Power purchase agreements	—	(110,889)
Other	(315,844)	(500,424)
Total	(9,431,113)	(11,397,528)
Deferred tax assets:
Nuclear decommissioning liabilities	828,983	874,493
Regulatory liabilities	284,432	458,230
Pension and other post-employment benefits	525,524	586,455
Sale and leaseback	139,720	153,308
Compensation	69,432	74,692
Accumulated deferred investment tax credit	95,248	100,442
Provision for allowances and contingencies	188,282	160,551
Power purchase agreements	38,401	—
Net operating loss carryforwards	360,188	457,758
Capital losses and miscellaneous tax credits	11,075	12,146
Valuation allowance	(91,532)	(27,387)
Other	68,204	58,334
Total	2,517,957	2,909,022
Non-current accrued taxes (including unrecognized tax benefits)	(1,338,806)	(606,560)
Accumulated deferred income taxes and taxes accrued	($8,251,962)	($9,095,066)

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2015 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration

Federal net operating losses	$3.6 billion	2023-2035
State net operating losses	$5.2 billion	2016-2035
Miscellaneous federal and state credits	$77.9 million	2016-2035

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers, tax credit carryovers, and other tax attributes reflected on income tax returns. Because it is more likely than not that the benefit from certain state net operating loss carryovers will not be utilized, valuation allowances of $46 million as of December 31, 2015 and $21 million as of December 31, 2014 have been provided on the deferred tax assets relating to these state net operating loss carryovers. Additionally, valuation allowances totaling $45.5 million as of December 31, 2015 have been provided on deferred tax assets related to state jurisdictions in which Entergy does not currently expect to be able to utilize separate company tax return losses, preventing realization of such deferred tax assets.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2015 and 2014 are as follows:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,710,444)	($2,041,968)	($781,427)	($167,294)	($778,270)	($611,745)
Regulatory assets	(108,422)	(254,316)	(24,918)	(39,451)	(172,117)	(46,990)
Nuclear decommissioning trusts	(121,326)	(99,980)	—	—	—	(68,370)
Pension, net funding	(107,073)	(109,709)	(30,901)	(14,459)	(28,001)	(25,791)
Deferred fuel	(7,647)	(2,513)	(684)	(175)	2,050	(18)
Other	(38,683)	(86,275)	(5,625)	(12,253)	(10,109)	(22,478)
Total	(2,093,595)	(2,594,761)	(843,555)	(233,632)	(986,447)	(775,392)
Deferred tax assets:
Regulatory liabilities	18,369	215,154	7,787	20,888	7,307	14,927
Nuclear decommissioning liabilities	109,962	49,333	—	—	—	39,420
Pension and other post-employment benefits	(20,420)	149,680	(6,628)	(8,939)	(16,703)	(1,037)
Sale and leaseback	—	37,236	—	—	—	102,484
Accumulated deferred investment tax credit	14,320	56,635	1,777	290	4,842	17,385
Provision for allowances and contingencies	1,024	123,007	18,735	33,843	7,266	134
Power purchase agreements	(1,279)	13,840	1,901	13	575	—
Unbilled/deferred revenues	9,815	(32,365)	7,154	2,126	10,851	—
Compensation	1,842	4,182	601	880	4,496	—
Net operating loss carryforwards	—	90,241	—	—	—	—
Other	128	21,982	1,995	316	1,672	—
Total	133,761	728,925	33,322	49,417	20,306	173,313
Non-current accrued taxes (including unrecognized tax benefits)	(22,978)	(641,120)	(402)	(29,846)	(40,693)	(416,996)
Accumulated deferred income taxes and taxes accrued	($1,982,812)	($2,506,956)	($810,635)	($214,061)	($1,006,834)	($1,019,075)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,657,503)	($2,748,852)	($753,576)	($186,153)	($771,135)	($668,779)
Regulatory assets	(198,662)	(380,719)	(30,114)	—	(202,402)	(110,087)
Nuclear decommissioning trusts	(130,524)	(106,162)	—	—	—	(74,063)
Pension, net funding	(93,355)	(99,593)	(27,861)	(13,285)	(25,616)	(23,440)
Deferred fuel	(82,050)	(3,534)	(5,303)	(407)	2,045	(120)
Power purchase agreements	(17,073)	(67,083)	2,129	13	847	—
Other	(33,827)	(84,282)	(11,423)	(11,500)	(22,546)	(19,802)
Total	(2,212,994)	(3,490,225)	(826,148)	(211,332)	(1,018,807)	(896,291)
Deferred tax assets:
Regulatory liabilities	145,466	181,601	7,214	29,580	4,079	90,290
Nuclear decommissioning liabilities	(43,134)	146,138	—	—	—	(62,571)
Pension and other post-employment benefits	(17,534)	158,661	(7,288)	(7,504)	(15,053)	(1,413)
Sale and leaseback	—	45,136	—	—	—	108,172
Accumulated deferred investment tax credit	14,791	58,863	2,436	332	5,158	18,862
Provision for allowances and contingencies	(7,149)	125,805	19,590	10,986	8,017	133
Unbilled/deferred revenues	12,322	(25,016)	12,956	3,395	11,573	—
Compensation	2,085	158	(846)	475	4,155	—
Net operating loss carryforwards	105,063	241,803	—	—	—	—
Capital losses and miscellaneous tax credits	—	—	3,504	—	—	—
Other	258	15,508	5,887	2,891	3,850	2,000
Total	212,168	948,657	43,453	40,155	21,779	155,473
Non-current accrued taxes (including unrecognized tax benefits)	9,367	(412,508)	(12,481)	(19,502)	(48,921)	(81,528)
Accumulated deferred income taxes and taxes accrued	($1,991,459)	($2,954,076)	($795,176)	($190,679)	($1,045,949)	($822,346)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2015 are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Federal net operating losses	$7 million	$2.4 billion	—	—	—	$242 million
Year(s) of expiration	2030-2035	2035	N/A	N/A	N/A	2030-2035

State net operating losses	—	$2.5 billion	—	$6 million	—	$833 million
Year(s) of expiration	N/A	2035	N/A	2032	N/A	2035

Misc. federal credits	$1 million	—	$1 million	—	—	$1 million
Year(s) of expiration	2029-2033	N/A	2029-2034	N/A	N/A	2029-2033

State credits	—	—	—	—	$3.3 million	$6 million
Year(s) of expiration	N/A	N/A	N/A	N/A	2026	2017-2020

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

	2015	2014	2013
	(In Thousands)
Gross balance at January 1	$4,736,785	$4,593,224	$4,170,403
Additions based on tax positions related to the current year	1,850,705	348,543	162,338
Additions for tax positions of prior years	59,815	11,637	410,108
Reductions for tax positions of prior years (a)	(3,966,535)	(213,401)	(103,360)
Settlements	(68,227)	—	(43,620)
Lapse of statute of limitations	(958)	(3,218)	(2,645)
Gross balance at December 31	2,611,585	4,736,785	4,593,224
Offsets to gross unrecognized tax benefits:
Credit and loss carryovers	(1,264,483)	(4,295,643)	(4,400,498)
Unrecognized tax benefits net of unused tax attributes and payments (b)	$1,347,102	$441,142	$192,726

(a)	The primary reduction is related to the nuclear decommissioning costs treatment discussed in “Income Tax Audits - 2008-2009 IRS Audit” below.

(b)	Potential tax liability above what is payable on tax returns

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The balances of unrecognized tax benefits include $955 million, $516 million, and $176 million as of December 31, 2015, 2014, and 2013, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $1.657 billion, $4.221 billion, and $4.417 billion as of December 31, 2015, 2014, and 2013, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2015, 2014, and 2013 accrued balance for the possible payment of interest is approximately $27 million, $127 million, and $96.4 million, respectively.

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2015, 2014, and 2013 is as follows:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2015	$362,912	$1,205,929	$20,144	$53,763	$17,264	$258,242
Additions based on tax positions related to the current year (a)	2,196	1,367,058	566	472	657	472,304
Additions for tax positions of prior years	1,057	7,992	8,140	48	2,914	913
Reductions for tax positions of prior years	(340,720)	(859,430)	—	(386)	(3,981)	(253,141)
Settlements	—	(30,888)	(9,368)	—	(3,392)	—
Gross balance at December 31, 2015	25,445	1,690,661	19,482	53,897	13,462	478,318
Offsets to gross unrecognized tax benefits:
Loss carryovers	(3,613)	(893,764)	(1,016)	(506)	(276)	(133,611)
Unrecognized tax benefits net of unused tax attributes and payments	$21,832	$796,897	$18,466	$53,391	$13,186	$344,707

(a)	The primary addition for Entergy Louisiana and System Energy is related to the nuclear decommissioning costs treatment discussed in “Other Tax Matters” below.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2014	$347,713	$1,076,680	$16,186	$51,679	$13,017	$265,185
Additions based on tax positions related to the current year	14,511	151,249	3,928	2,235	4,225	2,744
Additions for tax positions of prior years	1,767	6,924	319	37	303	566
Reductions for tax positions of prior years	(1,079)	(28,924)	(289)	(188)	(267)	(10,253)
Settlements	—	—	—	—	(14)	—
Gross balance at December 31, 2014	362,912	1,205,929	20,144	53,763	17,264	258,242
Offsets to gross unrecognized tax benefits:
Loss carryovers	(361,043)	(739,988)	(6,992)	(20,735)	(241)	(163,124)
Unrecognized tax benefits net of unused tax attributes and payments	$1,869	$465,941	$13,152	$33,028	$17,023	$95,118

2013	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2013	$344,669	$1,002,394	$16,841	$52,018	$13,954	$260,346
Additions based on tax positions related to the current year	6,427	17,887	957	583	2,170	4,170
Additions for tax positions of prior years	1,228	125,214	401	3,506	587	8,391
Reductions for tax positions of prior years	(3,943)	(53,473)	(1,941)	(962)	(4,186)	(967)
Settlements	(668)	(15,342)	(72)	(3,466)	492	(6,755)
Gross balance at December 31, 2013	347,713	1,076,680	16,186	51,679	13,017	265,185
Offsets to gross unrecognized tax benefits:
Loss carryovers	(345,674)	(747,756)	(16,186)	(22,078)	(266)	(225,286)
Unrecognized tax benefits net of unused tax attributes and payments	$2,039	$328,924	$—	$29,601	$12,751	$39,899

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would have reduced income tax expense as follows:

	December 31,
	2015	2014	2013
	(In Millions)
Entergy Arkansas	$4.5	$2.6	$0.6
Entergy Louisiana	$692.7	$267.3	$131.9
Entergy Mississippi	$8.1	$3.9	$3.9
Entergy New Orleans	$50.7	$50.7	$—
Entergy Texas	$5.2	$10.5	$10.1
System Energy	$0.7	$3.7	$3.3

The Registrant Subsidiaries accrue interest and penalties related to unrecognized tax benefits in income tax expense.  Penalties have not been accrued.  Accrued balances for the possible payment of interest are as follows:

	December 31,
	2015	2014	2013
	(In Millions)
Entergy Arkansas	$1.3	$17.0	$15.2
Entergy Louisiana	$9.3	$22.2	$18.0
Entergy Mississippi	$0.4	$2.8	$2.1
Entergy New Orleans	$1.8	$1.3	$0.9
Entergy Texas	$1.2	$1.0	$0.8
System Energy	$0.7	$23.8	$19.0

Income Tax Audits

Entergy and its subsidiaries file U.S. federal and various state and foreign income tax returns.  IRS examinations are complete for years before 2010. All state taxing authorities’ examinations are completed for years before 2009.

2006-2007 IRS Audit

In the first quarter 2015, the IRS finalized tax and interest computations from the 2006-2007 audit that resulted in a reversal of Entergy’s provision for uncertain tax positions related to accrued interest of approximately $20 million, including decreases of approximately $4 million for Entergy Arkansas, $11 million for Entergy Louisiana, and $1 million for System Energy.

2008-2009 IRS Audit

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

In the fourth quarter 2012 the IRS disallowed the reduction to 2009 taxable income related to the 2009 CAM.  In the third quarter 2013, the Internal Revenue Service issued its RAR for the tax years 2008-2009. As a result of the issuance of this RAR, Entergy and the IRS resolved all of the 2008-2009 issues described above except for the 2009

Entergy Corporation and Subsidiaries
Notes to Financial Statements

CAM. Entergy disagreed with the IRS’s disallowance of the 2009 CAM and filed a protest with the IRS Appeals Division in October 2013.

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

2010-2011 IRS Audit

The IRS examination of the 2010 and 2011 years is ongoing and the audit field work is expected to be completed by the end of the first quarter of 2016. The IRS has not issued any significant notices of proposed adjustments other than for the decommissioning liability position discussed above. The Revenue Agent’s Report is expected to be received shortly after the completion of field work.

Other Tax Matters

Entergy regularly negotiates with the IRS to achieve settlements.  The resolution of audit issues could result in significant changes to the amounts of unrecognized tax benefits in the next twelve months.

In September 2013 the U.S. Treasury Department and the IRS issued final regulations that provide guidance on the deductibility and capitalization of costs incurred associated with tangible property. Entergy and the Registrant Subsidiaries filed with the IRS an automatic application for change in accounting method which is in compliance with the final regulations and the safe harbor provisions of the relevant IRS Revenue Procedures. Entergy estimates that the effect of this accounting method change will result in a net increase to Entergy’s taxable income of approximately $585 million, which will be recognized generally over a four year period beginning with the tax year ended 2014. The adoption of the final regulations and safe harbor method results in approximate changes in the Registrant Subsidiaries taxable income as follows: an increase of $177 million for Entergy Arkansas, an increase of $78 million for Entergy Louisiana, an increase of $26 million for Entergy Mississippi, an increase of $183 million for Entergy Texas, a decrease of $2 million for Entergy New Orleans, and an increase of $22 million for System Energy.

In October 2015 two of Entergy’s Louisiana utilities, Entergy Gulf States Louisiana and Entergy Louisiana, combined their businesses into a legal entity which is identified as Entergy Louisiana herein. Entergy Louisiana maintained a carryover tax basis in the assets received. Additionally, the tax consequences provided for an increase in tax basis as well. To the extent that this increase in tax basis will provide additional tax depreciation, Entergy recorded a deferred tax asset and current tax expense resulting in a net increase in tax basis of approximately $334 million and Entergy Louisiana obtained a corresponding deferred tax asset. Consistent with the terms of an agreement with the LPSC, electric customers of Entergy Louisiana will realize customer credits associated with the business combination. Accordingly, in October 2015, Entergy recorded a regulatory liability of $107 million ($66 million net-of-tax) which partially offsets the effect of the aforementioned deferred tax asset. The deferred tax asset and the regulatory liability, net-of-tax, increased Entergy Louisiana’s member’s equity by $268 million. See Note 2 to the financial statements for further discussion of the business combination.

In the fourth quarter 2015, System Energy and Entergy Louisiana adopted a new method of accounting for income tax purposes in which the companies’ nuclear decommissioning costs will be treated as production costs of electricity includable in cost of goods sold. The new method results in a reduction of taxable income of $1.2 billion for System Energy and $2.2 billion for Entergy Louisiana.

The Protecting Americans from Tax Hikes Act of 2015 was enacted in December 2015. The most significant provisions affecting Entergy and the Registrant Subsidiaries were a five-year extension of bonus depreciation and permanent extension of the research and experimentation tax credit. The effect of the bonus depreciation extension on 2015 increased Entergy’s tax net operating loss.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2020.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2015 was 1.98% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2015.

Capacity (a)	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$835	$9	$2,656

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At December 31, 2015, Entergy Corporation had $422 million of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2015 was 0.90%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2015 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2015	Letters of Credit Outstanding as of December 31, 2015
Entergy Arkansas	April 2016	$20 million (b)	1.92%	—	—
Entergy Arkansas	August 2020	$150 million (c)	1.92%	—	—
Entergy Louisiana	August 2020	$350 million (d)	1.67%	—	$3.1 million
Entergy Mississippi	May 2016	$10 million (e)	1.92%	—	—
Entergy Mississippi	May 2016	$20 million (e)	1.92%	—	—
Entergy Mississippi	May 2016	$35 million (e)	1.92%	—	—
Entergy Mississippi	May 2016	$37.5 million (e)	1.92%	—	—
Entergy New Orleans	November 2018	$25 million	2.17%	—	—
Entergy Texas	August 2020	$150 million (f)	1.92%	—	$1.3 million

(a)	The interest rate is the rate as of December 31, 2015 that would be applied to outstanding borrowings under the facility.

(b)	Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.

(d)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(f)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.

The commitment fees on the credit facilities range from 0.125% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio of 65% or less of its total capitalization. Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations related to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2015:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2015
Entergy Arkansas	$25 million	0.70%	$1.0 million
Entergy Louisiana	$125 million	0.70%	$17.1 million
Entergy Mississippi	$40 million	0.70%	$6.0 million
Entergy New Orleans	$15 million	0.75%	$1.4 million
Entergy Texas	$50 million	0.70%	$9.4 million

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC. The current FERC-authorized limits are effective through October 31, 2017. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings. Borrowings from the money pool and external short-term borrowings combined may not exceed the FERC-authorized limits. The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2015 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$52.7
Entergy Louisiana	$450	—
Entergy Mississippi	$175	—
Entergy New Orleans	$100	—
Entergy Texas	$200	$22.1
System Energy	$200	—

Entergy Nuclear Vermont Yankee Credit Facilities

In January 2015, Entergy Nuclear Vermont Yankee entered into a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $60 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against this facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Entergy Nuclear Vermont Yankee’s nuclear facilities. The commitment fee is currently 0.25% of the undrawn commitment amount.  As of December 31, 2015, $12 million was outstanding on the facility.  The weighted average interest rate for the year ended December 31, 2015 was 2.08% on the drawn portion of the facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

         Also in January 2015, Entergy Nuclear Vermont Yankee entered into an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against this facility. This facility provides an additional funding source to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Entergy Nuclear Vermont Yankee’s nuclear facilities. As of December 31, 2015, no amounts were outstanding under the facility. The rate as of December 31, 2015 that would most likely apply to outstanding borrowings under the facility was 2.17% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  The nuclear fuel company variable interest entities have credit facilities and also issue commercial paper to finance the acquisition and ownership of nuclear fuel as follows as of December 31, 2015:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2015
	(Dollars in Millions)
Entergy Arkansas VIE	June 2016	$85	1.98%	$11.7
Entergy Louisiana River Bend VIE	June 2016	$100	1.38%	$0.6
Entergy Louisiana Waterford VIE	June 2016	$90	1.59%	$60.4
System Energy VIE	June 2016	$125	n/a	$—

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy.  The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

Amounts outstanding on the Entergy Louisiana River Bend variable interest entity’s credit facility, if any, are included in debt on Entergy’s balance sheet and commercial paper outstanding for the other nuclear fuel company variable interest entities is classified as a current liability on the respective balance sheets.  The commitment fees on the credit facilities are 0.10% of the undrawn commitment amount for the Entergy Louisiana VIEs and 0.125% of the undrawn commitment amount for the Entergy Arkansas and System Energy VIEs. Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio of 70% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of December 31, 2015 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Louisiana River Bend VIE	3.25% Series Q due July 2017	$75 million
Entergy Louisiana River Bend VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana Waterford VIE	3.30% Series F due March 2016	$20 million
Entergy Louisiana Waterford VIE	3.25% Series G due July 2017	$25 million
Entergy Louisiana Waterford VIE	3.92% Series H due February 2021	$40 million
System Energy VIE	4.02% Series H due February 2017	$50 million
System Energy VIE	3.78% Series I due October 2018	$85 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Entergy Arkansas, Entergy Louisiana, and System Energy each have obtained long-term financing authorizations from the FERC that extend through October 2017 for issuances by its nuclear fuel company variable interest entities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2015 and 2014 consisted of:

Type of Debt and Maturity	Weighted Average Interest Rate December 31, 2015	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2015	2014	2015	2014
				(In Thousands)
Mortgage Bonds
2015-2020	5.96%	3.25%-7.125%	3.25%-7.125%	$1,725,000	$1,925,000
2021-2025	4.24%	3.05%-5.66%	3.05%-5.66%	3,683,276	3,683,303
2026-2030	4.65%	4.44%-5.65%	4.44%-5.65%	287,827	287,859
2031-2040	6.04%	5.75%-6.38%	5.75%-6.38%	1,083,000	1,115,000
2041-2064	5.16%	4.70%-6.00%	4.70%-6.00%	2,010,000	1,760,000
Governmental Bonds (a)
2015-2021	2.13%	1.55%-2.375%	1.55%-2.875%	99,700	131,655
2022-2030	5.21%	4.90%-5.875%	4.90%-5.875%	384,680	444,680
Securitization Bonds
2016-2024	3.83%	2.04%-5.93%	2.04%-5.93%	784,340	785,059
Variable Interest Entities Notes Payable (Note 4)
2016-2021	3.54%	1.38%-4.02%	2.62%-5.33%	570,600	630,000
Entergy Corporation Notes
due September 2015	n/a	—	3.625%	—	550,000
due January 2017	n/a	4.70%	4.70%	500,000	500,000
due September 2020	n/a	5.125%	5.125%	450,000	450,000
due July 2022	n/a	4.00%	—	650,000	—
Note Payable to NYPA	(b)	(b)	(b)	34,259	79,638
5 Year Credit Facility (Note 4)	n/a	1.98%	1.93%	835,000	695,000
Long-term DOE Obligation (c)	—	—	—	181,378	181,329
Waterford 3 Lease Obligation (d)	n/a	7.45%	7.45%	108,965	128,488
Grand Gulf Lease Obligation (d)	n/a	5.13%	5.13%	34,361	50,671
Vermont Yankee Credit Facility (Note 4)	n/a	2.08%	—	12,000	—
Unamortized Premium and Discount - Net				(12,067)	(12,529)
Unamortized Debt Issuance Costs				(110,349)	(113,399)
Other				13,960	14,331
Total Long-Term Debt				13,325,930	13,286,085
Less Amount Due Within One Year				214,374	899,375
Long-Term Debt Excluding Amount Due Within One Year				$13,111,556	$12,386,710
Fair Value of Long-Term Debt (e)				$13,578,511	$13,607,242

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)	Consists of pollution control revenue bonds and environmental revenue bonds, some of which are secured by collateral first mortgage bonds.

(b)	These notes do not have a stated interest rate, but have an implicit interest rate of 4.8%.

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

(e)
The fair value excludes lease obligations of $109 million at Entergy Louisiana and $34 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $35 million at Entergy, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 16 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2015, for the next five years are as follows:

Amount
(In Thousands)
2016	$204,079
2017	$766,451
2018	$822,690
2019	$768,588
2020	$1,631,181

In November 2000, Entergy’s non-utility nuclear business purchased the FitzPatrick and Indian Point 3 power plants in a seller-financed transaction.  Entergy issued notes to NYPA with seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing.  These notes do not have a stated interest rate, but have an implicit interest rate of 4.8%.  In accordance with the purchase agreement with NYPA, the purchase of Indian Point 2 in 2001 resulted in Entergy becoming liable to NYPA for an additional $10 million per year for 10 years, beginning in September 2003.  This liability was recorded upon the purchase of Indian Point 2 in September 2001. As part of the purchase agreement with NYPA, Entergy recorded a liability representing the net present value of the payments Entergy would be liable to NYPA for each year that the FitzPatrick and Indian Point 3 power plants would run beyond their respective original NRC license expiration date. With the planned shutdown of FitzPatrick at the end of its current fuel cycle, Entergy reduced this liability by $26.4 million in 2015 pursuant to the terms of the purchase agreement.  Under a provision in a letter of credit supporting these notes, if certain of the Utility operating companies or System Energy were to default on other indebtedness, Entergy could be required to post collateral to support the letter of credit.

Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2017.  Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2018.  Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through July 2016.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•	maintain System Energy’s equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);

•	permit the continued commercial operation of Grand Gulf;

•	pay in full all System Energy indebtedness for borrowed money when due; and

•	enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy’s rights in the agreement as security for the specific debt.

Long-term debt for the Registrant Subsidiaries as of December 31, 2015 and 2014 consisted of:

	2015	2014
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
3.75% Series due February 2021	$350,000	$350,000
3.05% Series due June 2023	250,000	250,000
3.7% Series due June 2024	375,000	375,000
5.66% Series due February 2025	175,000	175,000
5.9% Series due June 2033	100,000	100,000
6.38% Series due November 2034	60,000	60,000
5.75% Series due November 2040	225,000	225,000
4.95% Series due December 2044	250,000	250,000
4.9% Series due December 2052	200,000	200,000
4.75% Series due June 2063	125,000	125,000
Total mortgage bonds	2,110,000	2,110,000
Governmental Bonds (a):
1.55% Series due 2017, Jefferson County (d)	54,700	54,700
2.375% Series due 2021, Independence County (d)	45,000	45,000
Total governmental bonds	99,700	99,700
Variable Interest Entity Notes Payable (Note 4):
3.23% Series J due July 2016	55,000	55,000
2.62% Series K due December 2017	60,000	60,000
3.65% Series L due July 2021	90,000	90,000
Total variable interest entity notes payable	205,000	205,000
Securitization Bonds:
2.30% Series Senior Secured due August 2021	62,966	76,185
Total securitization bonds	62,966	76,185
Other:
Long-term DOE Obligation (b)	181,378	181,329
Unamortized Premium and Discount – Net	(2,775)	(2,960)
Unamortized Debt Issuance Costs	(28,503)	(30,270)
Other	2,073	2,089
Total Long-Term Debt	2,629,839	2,641,073
Less Amount Due Within One Year	55,000	—
Long-Term Debt Excluding Amount Due Within One Year	$2,574,839	$2,641,073
Fair Value of Long-Term Debt (c)	$2,498,108	$2,517,633

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2015	2014
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
6.50% Series due September 2018	$300,000	$300,000
6.0% Series due May 2018	375,000	375,000
3.95% Series due October 2020	250,000	250,000
4.8% Series due May 2021	200,000	200,000
3.3% Series due December 2022	200,000	200,000
4.05% Series due September 2023	325,000	325,000
5.59% Series due October 2024	300,000	300,000
5.40% Series due November 2024	400,000	400,000
3.78% Series due April 2025	110,000	110,000
3.78% Series due April 2025	190,000	190,000
4.44% Series due January 2026	250,000	250,000
6.2% Series due July 2033	240,000	240,000
6.18% Series due March 2035	85,000	85,000
6.0% Series due March 2040	118,000	150,000
5.875% Series due June 2041	150,000	150,000
5.0% Series due July 2044	170,000	170,000
4.95% Series due January 2045	250,000	250,000
5.25% Series due July 2052	200,000	200,000
4.7% Series due June 2063	100,000	100,000
Total mortgage bonds	4,213,000	4,245,000
Governmental Bonds (a):
2.875% Series due 2015, Louisiana Public Facilities Authority (d)	—	31,955
5.0% Series due 2028, Louisiana Public Facilities Authority (d)	83,680	83,680
5.0% Series due 2030, Louisiana Public Facilities Authority (d)	115,000	115,000
Total governmental bonds	198,680	230,635
Variable Interest Entity Notes Payable (Note 4):
3.30% Series F due March 2016	20,000	20,000
3.25% Series G due July 2017	25,000	25,000
3.25% Series Q due July 2017	75,000	75,000
3.38% Series R due August 2020	70,000	70,000
3.92% Series H due February 2021	40,000	40,000
Credit Facility due June 2016, weighted avg rate 1.38%	600	—
Total variable interest entity notes payable	230,600	230,000
Securitization Bonds:
2.04% Series Senior Secured due June 2021	122,568	143,064
Total securitization bonds	122,568	143,064
Other:
Waterford 3 Lease Obligation 7.45% (Note 10)	108,965	128,488
Unamortized Premium and Discount - Net	(4,537)	(5,141)
Unamortized Debt Issuance Costs	(40,156)	(45,103)
Other	7,042	7,350
Total Long-Term Debt	4,836,162	4,934,293
Less Amount Due Within One Year	29,372	51,480
Long-Term Debt Excluding Amount Due Within One Year	$4,806,790	$4,882,813
Fair Value of Long-Term Debt (c)	$5,018,786	$5,190,547

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2015	2014
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
3.25% Series due June 2016	$125,000	$125,000
6.64% Series due July 2019	150,000	150,000
3.1% Series due July 2023	250,000	250,000
3.75% Series due July 2024	100,000	100,000
6.0% Series due November 2032	75,000	75,000
6.25% Series due April 2034	100,000	100,000
6.20% Series due April 2040	80,000	80,000
6.0% Series due May 2051	150,000	150,000
Total mortgage bonds	1,030,000	1,030,000
Governmental Bonds (a):
4.90% Series due 2022, Independence County (d)	30,000	30,000
Total governmental bonds	30,000	30,000
Other:
Unamortized Premium and Discount – Net	(1,038)	(1,162)
Unamortized Debt Issuance Costs	(13,877)	(14,979)
Total Long-Term Debt	1,045,085	1,043,859
Less Amount Due Within One Year	125,000	—
Long-Term Debt Excluding Amount Due Within One Year	$920,085	$1,043,859
Fair Value of Long-Term Debt (c)	$1,087,326	$1,102,741

	2015	2014
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
5.10% Series due December 2020	$25,000	$25,000
3.9% Series due July 2023	100,000	100,000
5.6% Series due September 2024	33,276	33,303
5.65% Series due September 2029	37,827	37,859
5.0% Series due December 2052	30,000	30,000
Total mortgage bonds	226,103	226,162
Securitization Bonds:
2.67% Series Senior Secured due June 2024	98,730	—
Total securitization bonds	98,730	—
Other:
Payable to Entergy Louisiana due November 2035	25,500	82,316
Unamortized Premium and Discount – Net	(283)	(296)
Unamortized Debt Issuance Costs	(7,170)	(4,682)
Total Long-Term Debt	342,880	303,500
Less Amount Due Within One Year	4,973	—
Long-Term Debt Excluding Amount Due Within One Year	$337,907	$303,500
Fair Value of Long-Term Debt (c)	$351,040	$308,665

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2015	2014
	(In Thousands)
Entergy Texas
Mortgage Bonds:
3.60% Series due June 2015	$—	$200,000
7.125% Series due February 2019	500,000	500,000
4.1% Series due September 2021	75,000	75,000
5.15% Series due June 2045	250,000	—
5.625% Series due June 2064	135,000	135,000
Total mortgage bonds	960,000	910,000
Securitization Bonds:
2.12% Series Senior Secured, Series A due February 2016	—	13,816
5.79% Series Senior Secured, Series A due October 2018	49,614	74,194
3.65% Series Senior Secured, Series A due August 2019	117,462	144,800
5.93% Series Senior Secured, Series A due June 2022	114,400	114,400
4.38% Series Senior Secured, Series A due November 2023	218,600	218,600
Total securitization bonds	500,076	565,810
Other:
Unamortized Premium and Discount - Net	(1,797)	(1,769)
Unamortized Debt Issuance Costs	(11,155)	(10,096)
Other	4,843	4,890
Total Long-Term Debt	1,451,967	1,468,835
Less Amount Due Within One Year	—	200,000
Long-Term Debt Excluding Amount Due Within One Year	$1,451,967	$1,268,835
Fair Value of Long-Term Debt (c)	$1,590,616	$1,629,124

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2015	2014
	(In Thousands)
System Energy
Mortgage Bonds:
4.1% Series due April 2023	$250,000	$250,000
Total mortgage bonds	250,000	250,000
Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	156,000	216,000
Total governmental bonds	156,000	216,000
Variable Interest Entity Notes Payable (Note 4):
5.33% Series G due April 2015	—	60,000
4.02% Series H due February 2017	50,000	50,000
3.78% Series I due October 2018	85,000	85,000
Total variable interest entity notes payable	135,000	195,000
Other:
Grand Gulf Lease Obligation 5.13% (Note 10)	34,361	50,671
Unamortized Premium and Discount – Net	(634)	(867)
Unamortized Debt Issuance Costs	(2,062)	(3,893)
Other	2	2
Total Long-Term Debt	572,667	706,913
Less Amount Due Within One Year	2	76,310
Long-Term Debt Excluding Amount Due Within One Year	$572,665	$630,603
Fair Value of Long-Term Debt (c)	$552,762	$677,475

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.

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

(c)
The fair value excludes lease obligations of $109 million at Entergy Louisiana and $34 million at System Energy and long-term DOE obligations of $181 million at Entergy Arkansas, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 16 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

(d)	The bonds are secured by a series of collateral first mortgage bonds.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2015, for the next five years are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2016	$55,000	$20,600	$125,000	$4,973	$—	$—
2017	$114,700	$100,000	$—	$2,104	$—	$50,000
2018	$—	$675,000	$—	$2,077	$49,614	$85,000
2019	$—	$—	$150,000	$1,979	$617,462	$—
2020	$—	$320,000	$—	$26,838	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas Debt Issuances

In January 2016, Entergy Arkansas issued $325 million of 3.5% Series first mortgage bonds due April 2026. Entergy Arkansas used the proceeds to pay, prior to maturity, its $175 million of 5.66% Series first mortgage bonds due February 2025, and expects to use the remainder of the proceeds, together with other funds, towards the purchase of a power block at the Union Power Station and for general corporate purposes.

Entergy Arkansas Securitization Bonds

In June 2010 the APSC issued a financing order authorizing the issuance of bonds to recover Entergy Arkansas’s January 2009 ice storm damage restoration costs, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.  The bonds have a coupon of 2.30% and an expected maturity date of August 2021.  Although the principal amount is not due until the date given above, Entergy Arkansas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $13.4 million for 2016, $13.8 million for 2017, $14.1 million for 2018, $14.4 million for 2019, and $7.3 million for 2020.  With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet.  The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding, including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections.

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011 the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the canceled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate of 2.04% and an expected maturity date of June 2021.  Although the principal amount is not due until the date given above, Entergy Louisiana Investment Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $21.6 million for 2016, $21.7 million for 2017, $22.3 million for 2018, $22.7 million for 2019, and $23.2 million for 2020.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds.  In accordance with the financing order, Entergy Louisiana will apply the proceeds it received from the sale of the investment recovery property as a reimbursement for previously-incurred investment recovery costs.  The investment recovery property is reflected as a regulatory asset on the consolidated Entergy Louisiana balance sheet.  The creditors of Entergy Louisiana do not have recourse to the assets or revenues of Entergy Louisiana Investment Recovery Funding, including the investment recovery property, and the creditors of Entergy Louisiana Investment Recovery Funding do not have recourse to the assets or revenues of Entergy Louisiana.  Entergy Louisiana has no payment obligations to Entergy Louisiana Investment Recovery Funding except to remit investment recovery charge collections.

Entergy New Orleans Securitization Bonds - Hurricane Isaac

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Although the principal amount of each tranche is not due until the dates given above, Entergy Gulf States Reconstruction Funding expects to make principal payments on the bonds over the next five years in the amounts of $26 million for 2016, $27.6 million for 2017, $29.2 million for 2018, $30.9 million for 2019, and $32.8 million for 2020.  All of the scheduled principal payments for 2016 are for Tranche A-2, $23.6 million of the scheduled principal payments for 2017 are for Tranche A-2 and $4 million of the scheduled principal payments for 2017 are for Tranche A-3. All of the scheduled principal payments for 2018-2020 are for Tranche A-3.

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
Senior Secured Transition Bonds:
Tranche A-1 (2.12%) due February 2016	$182,500
Tranche A-2 (3.65%) due August 2019	144,800
Tranche A-3 (4.38%) due November 2023	218,600
Total senior secured transition bonds	$545,900

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $42.6 million for 2016, $44.1 million for 2017, $45.8 million for 2018, $47.6 million for 2019, and $49.8 million for 2020. All of the scheduled principal payments for 2016-2017 are for Tranche A-2, $30.8 million of the scheduled principal payments for 2018 are for Tranche A-2 and $15 million are for Tranche A-3. All of the scheduled principle payments for 2019-2020 are for Tranche A-3.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.   PREFERRED EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and non-controlling interest for Entergy Corporation subsidiaries as of December 31, 2015 and 2014 are presented below.  All series of the Utility preferred stock are redeemable at the option of the related company.

	Shares/Units Authorized		Shares/Units Outstanding
	2015	2014	2015	2014	2015	2014
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund:
Entergy Arkansas, 4.32%-6.45% Series	3,413,500	3,413,500	3,413,500	3,413,500	$116,350	$116,350
Entergy Louisiana, Series A 8.25%	—	100,000	—	100,000	—	10,000
Entergy Louisiana, 6.95% Series (a)	—	1,000,000	—	840,000	—	84,000
Entergy Utility Holding Company, LLC, 7.5% Series (b)	110,000	—	110,000	—	107,425	—
Entergy Mississippi, 4.36%-6.25% Series	1,403,807	1,403,807	1,403,807	1,403,807	50,381	50,381
Entergy New Orleans, 4.36%-5.56% Series	197,798	197,798	197,798	197,798	19,780	19,780
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund	5,125,105	6,115,105	5,125,105	5,955,105	293,936	280,511
Entergy Wholesale Commodities:
Preferred Stock without sinking fund:
Entergy Finance Holding, Inc. 8.75% (c)	250,000	250,000	250,000	250,000	24,249	24,249
Total Subsidiaries’ Preferred Stock without sinking fund	5,375,105	6,365,105	5,375,105	6,205,105	$318,185	$304,760

(a)	In 2007, Entergy Louisiana Holdings, an Entergy subsidiary, purchased 160,000 of these shares from the holders.

(b)	Dollar amount outstanding is net of $2,575 thousand of preferred stock issuance costs.

(c)	Dollar amount outstanding is net of $751 thousand of preferred stock issuance costs.

In October 2015, Entergy Utility Holding Company, LLC issued 110,000 shares of $1,000 par value 7.5% Series Preferred Stock, all of which are outstanding as of December 31, 2015. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after January 1, 2036, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per share.

In December 2013, Entergy Finance Holding, Inc. issued 250,000 shares of $100 par value 8.75% Series Preferred Stock, all of which are outstanding as of December 31, 2015. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after December 16, 2023, at Entergy Finance Holding, Inc.’s option, at the fixed redemption price of $100 per share.

The number of shares and units authorized and outstanding and dollar value of preferred stock and membership interests for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015 and 2014 are presented below.  All series of the Utility operating companies’ preferred stock and membership interests are redeemable at the respective company’s option at the call prices presented.  Dividends and distributions paid on all of Entergy’s preferred stock and membership interests series are eligible for the dividends received deduction.

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2015	2014	2015	2014	2015
Entergy Arkansas Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	$107.00
4.56% Series	75,000	75,000	7,500	7,500	$102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	$102.50
6.08% Series	100,000	100,000	10,000	10,000	$102.83
Cumulative, $25 par value:
6.45% Series	3,000,000	3,000,000	75,000	75,000	$25
Total without sinking fund	3,413,500	3,413,500	$116,350	$116,350

	Units Authorized and Outstanding				Call Price per Unit as of December 31,
	2015	2014	2015	2014	2015
Entergy Louisiana Preferred Membership Interests			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 liquidation value:
8.25% Series (a)	—	100,000	$—	$10,000	$—
6.95% Series (a)	—	1,000,000	—	100,000	$—
Total without sinking fund	—	1,100,000	$—	$110,000

(a)
In September 2015, Entergy Louisiana redeemed its $100 million of 6.95% Series preferred membership interests and Entergy Gulf States Louisiana redeemed its $10 million of 8.25% Series preferred membership interests as part of a multi-step process to effectuate the Entergy Louisiana and Entergy Gulf States Louisiana Business Combination.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2015	2014	2015	2014	2015
Entergy Mississippi Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.86
4.56% Series	43,887	43,887	4,389	4,389	$107.00
4.92% Series	100,000	100,000	10,000	10,000	$102.88
Cumulative, $25 par value
6.25% Series	1,200,000	1,200,000	30,000	30,000	$25
Total without sinking fund	1,403,807	1,403,807	$50,381	$50,381

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2015	2014	2015	2014	2015
Entergy New Orleans Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	60,000	60,000	$6,000	$6,000	$104.58
4.75% Series	77,798	77,798	7,780	7,780	$105.00
5.56% Series	60,000	60,000	6,000	6,000	$102.59
Total without sinking fund	197,798	197,798	$19,780	$19,780

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.   COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Common Stock

Common stock and treasury stock shares activity for Entergy for 2015, 2014, and 2013 is as follows:

	2015		2014		2013
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares
Beginning Balance, January 1	254,752,788	75,512,079	254,752,788	76,381,936	254,752,788	76,945,239
Repurchases	—	1,468,984	—	2,154,490	—	—
Issuances:
Employee Stock-Based Compensation Plans	—	(610,409)	—	(3,019,475)	—	(557,734)
Directors’ Plan	—	(6,891)	—	(4,872)	—	(5,569)
Ending Balance, December 31	254,752,788	76,363,763	254,752,788	75,512,079	254,752,788	76,381,936

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

In October 2010 the Board granted authority for a $500 million share repurchase program.  As of December 31, 2015, $350 million of authority remains under the $500 million share repurchase program.

Dividends declared per common share were $3.34 in 2015 and $3.32 in 2014 and 2013.

In 2015, System Energy paid its parent, Entergy Corporation, a $70 million distribution out of its common stock.

Retained Earnings and Dividend Restrictions

Provisions within the articles of incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred equity.  As of December 31, 2015, under provisions in their mortgage indentures, Entergy Arkansas and Entergy Mississippi had retained earnings unavailable for distribution to Entergy Corporation of $394.9 million and $68.5 million, respectively.  Entergy Corporation received dividend payments and distributions from subsidiaries totaling $615 million in 2015, $893 million in 2014, and $702 million in 2013.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2015 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gains (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Beginning balance, January 1, 2015	$98,118	($569,789)	$426,695	$2,669	($42,307)
Other comprehensive income (loss) before reclassifications	(151,740)	71,054	(34,186)	(641)	(115,513)
Amounts reclassified from accumulated other comprehensive income (loss)	159,592	32,131	(24,952)	—	166,771
Net other comprehensive income (loss) for the period	7,852	103,185	(59,138)	(641)	51,258
Ending balance, December 31, 2015	$105,970	($466,604)	$367,557	$2,028	$8,951

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2014 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gains (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Beginning balance, January 1, 2014	($81,777)	($288,223)	$337,256	$3,420	($29,324)
Other comprehensive income (loss) before reclassifications	52,433	(278,361)	99,900	(751)	(126,779)
Amounts reclassified from accumulated other comprehensive income (loss)	127,462	(3,205)	(10,461)	—	113,796
Net other comprehensive income (loss) for the period	179,895	(281,566)	89,439	(751)	(12,983)
Ending balance, December 31, 2014	$98,118	($569,789)	$426,695	$2,669	($42,307)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the year ended December 31, 2015:

Pension and Other Postretirement Liabilities
(In Thousands)

Beginning balance, January 1, 2015	($79,223)
Other comprehensive income (loss) before reclassifications	21,180
Amounts reclassified from accumulated other comprehensive income (loss)	1,631
Net other comprehensive income (loss) for the period	22,811
Ending balance, December 31, 2015	($56,412)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the year ended December 31, 2014:

Pension and Other Postretirement Liabilities
(In Thousands)

Beginning balance, January 1, 2014	($37,837)
Other comprehensive income (loss) before reclassifications	(40,755)
Amounts reclassified from accumulated other comprehensive income (loss)	(631)
Net other comprehensive income (loss) for the period	(41,386)
Ending balance, December 31, 2014	($79,223)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the year ended December 31, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)

Cash flow hedges net unrealized gain (loss)
Power contracts	($243,555)	Competitive business operating revenues
Interest rate swaps	(1,971)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	(245,526)
	85,934	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	($159,592)

Pension and other postretirement liabilities
Amortization of prior-service costs	$23,920	(a)
Acceleration of prior-service cost due to curtailment	(374)	(a)
Amortization of loss	(70,296)	(a)
Settlement loss	(1,401)	(a)
Total amortization	(48,151)
	16,020	Income taxes
Total amortization (net of tax)	($32,131)

Net unrealized investment gain (loss)
Realized gain (loss)	$48,926	Interest and investment income
	(23,974)	Income taxes
Total realized investment gain (loss) (net of tax)	$24,952

Total reclassifications for the period (net of tax)	($166,771)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the year ended December 31, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$7,464	(a)
Amortization of loss	(10,140)	(a)
Settlement loss	(14)	(a)
Total amortization	(2,690)
	1,059	Income taxes
Total amortization (net of tax)	(1,631)

Total reclassifications for the period (net of tax)	($1,631)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 11 to the financial statements for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the year ended December 31, 2014 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$5,614	(a)
Amortization of loss	(4,637)	(a)
Total amortization	977
	(346)	Income taxes
Total amortization (net of tax)	631

Total reclassifications for the period (net of tax)	$631

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $146 million in 2015, $152.8 million in 2014, and $181.1 million in 2013.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $150.5 million in 2016, and a total of $1.93 billion for the years 2017 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to 10 years, beginning in October 2002.  In October 2011 the LPSC approved a settlement under which Entergy Louisiana agreed to provide credits to customers by crediting billings an additional $20.235 million per year for 15 years beginning January 2012.  Entergy Louisiana recorded a regulatory charge and a corresponding regulatory liability to reflect this obligation.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Entergy Arkansas incurred incremental costs of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas also expects to incur approximately $50 million in 2016 in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A much lesser amount of incremental expenses is expected to be ongoing annually after 2016.

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  Entergy Mississippi completed the repairs to the unit in December 2014. As of December 31, 2014, Entergy Mississippi incurred $22.3 million of capital spending and $26.6 million of operation and maintenance expenses to return the unit to service. The damage was covered by Entergy Mississippi’s property insurance policy, subject to a $20 million deductible. As of December 31, 2014, Entergy Mississippi recorded an insurance receivable of $28.2 million for the amount expected to be received from its insurance policy and has received all of its previously-accrued insurance proceeds, with $12.9 million allocated to capital spending and $15.3 million allocated to operation and maintenance expenses. In June 2014, Entergy Mississippi filed a rate case with the MPSC, which includes recovery of the costs associated with Baxter Wilson (Unit 1) repair activities, net of applicable insurance proceeds. In December 2014 the MPSC issued an order that provided for a deferral of $6 million in other operation and maintenance expenses associated with the Baxter Wilson outage and that the regulatory asset should accrue carrying costs, with amortization of the regulatory asset to occur over two years beginning in February 2015, and provided that the capital costs will be reflected in rate base. The final accounting of costs to return the unit to service and insurance proceeds will be addressed in Entergy Mississippi’s next formula rate plan filing.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Pilgrim NRC Oversight and Planned Shutdown

In September 2015 the NRC placed Pilgrim in its “multiple/repetitive degraded cornerstone column” (Column 4) of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures. The preliminary estimate of direct costs of Pilgrim’s response to a planned NRC enhanced inspection ranges from $45 million to $60 million, including approximately $30 million in 2016, in operation and maintenance expense, not including any potential capital investment or other costs to address issues that may arise in the inspection.

Entergy determined in October 2015 that it will close Pilgrim, no later than June 1, 2019, because of poor market conditions, reduced revenues, and increased operational costs. Pilgrim currently has approximately 677 MW of Capacity Supply Obligations in ISO New England through May 2019. If Pilgrim shuts down earlier than June 2019 it could have to buy back its Capacity Supply Obligations at prices higher than the capacity rates Pilgrim is currently scheduled to receive. The precise timing of the shutdown depends on several factors, including further discussion with ISO New England. Management expects the timing of the shutdown will be decided in the first half of 2016.

See Note 1 to the financial statements for discussion of the impairment of the Pilgrim plant and related long-lived assets.

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

2.
Within the Secondary Financial Protection level, each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident or fault, up to a maximum of $127.3 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.4 billion).  This consists of a $121.3 million maximum retrospective premium plus a five percent surcharge, which equates to $127.3 million, that may be payable, if needed, at a rate that is currently set at $19 million per year per incident per nuclear power reactor.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

3.
In the event that one or more acts of terrorism cause a nuclear power plant accident, which results in third-party damages – off-site property and environmental damage, off-site bodily injury, and on-site third-party bodily injury (i.e. contractors), the primary level provided by ANI combined with the Secondary Financial Protection would provide $13.5 billion in coverage.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. The Terrorism Risk Insurance Reauthorization Act of 2007 expired on December 31, 2014. However, The Terrorism Risk Insurance Reauthorization Act of 2015 was signed into law by the President of the United States on January 12, 2015 thereby extending the Terrorism Risk Insurance Act for six years until December 31, 2020.

Currently, 103 nuclear reactors are participating in the Secondary Financial Protection program.  The product of the maximum retrospective premium assessment to the nuclear power industry and the number of nuclear power reactors provides over $13.1 billion in secondary layer insurance coverage to compensate the public in the event of a nuclear power reactor accident.  The Price-Anderson Act provides that all potential liability for a nuclear accident is limited to the amounts of insurance coverage available under the primary and secondary layers.

Entergy Arkansas and Entergy Louisiana each have two licensed reactors. System Energy has one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (SMEPA) that would share on a pro-rata basis in any retrospective premium assessment to System Energy under the Price-Anderson Act).  The Entergy Wholesale Commodities segment includes the ownership, operation, and decommissioning of nuclear power reactors and the ownership of the shutdown Indian Point 1 reactor and Big Rock Point facility.

Property Insurance

Entergy’s nuclear owner/licensee subsidiaries are members of NEIL, a mutual insurance company that provides property damage coverage, including decontamination and premature decommissioning expense, to the members’ nuclear generating plants.  Effective April 1, 2015, Entergy was insured against such losses per the following structures:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In addition, Waterford 3, Grand Gulf, and the Entergy Wholesale Commodities plants, with the exception of Vermont Yankee, are also covered under NEIL’s Accidental Outage Coverage program.  Due to the shutdown of the Vermont Yankee Nuclear Power Plant in December 2014 accidental outage coverage was removed effective October 1, 2014. Accidental outage coverage provides indemnification for the actual cost incurred in the event of an unplanned outage resulting from property damage covered under the NEIL Primary Property Insurance policy, subject to a deductible period.  The indemnification for the actual cost incurred is based on market power prices at the time of the loss. The maximum payout indemnity under this policy is limited to a $327.6 million per occurrence. Weekly indemnities for an unplanned outage, covered under NEIL’s Accidental Outage Coverage program, after the deductible period has passed would be the maximum amounts listed below:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•	100% of the weekly indemnity for each week for the first payment period of 52 weeks: then

•	80% of the weekly indemnity for each week for the second payment period of 52 weeks; and thereafter

•	80% of the weekly indemnity for an additional 58 weeks for the third and final payment period.

The following summarizes this coverage effective April 1, 2015:

Waterford 3

•	$2.95 million weekly indemnity

•	$413 million maximum indemnity - nuclear

•	$277 million maximum indemnity - non-nuclear

•	Deductible: 26 week deductible period

Grand Gulf

•	$400,000 weekly indemnity (total for four policies)

•	$56 million maximum indemnity - nuclear (total for four policies)

•	$37 million maximum indemnity - non- nuclear (total for four policies)

•	Deductible: 26 week deductible period

Indian Point 2, Indian Point 3, and Palisades

•	$4.5 million weekly indemnity

•	$490 million maximum indemnity - nuclear

•	$327.6 million maximum indemnity - non-nuclear

•	Deductible: 12 week deductible period

FitzPatrick and Pilgrim

•	$4 million weekly indemnity

•	$490 million maximum indemnity - nuclear

•	$327.6 million maximum indemnity - non-nuclear

•	Deductible: 12 week deductible period

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL.  Effective April 1, 2015, the maximum amounts of such possible assessments per occurrence were as follows:

Assessments
(In Millions)
Utility:
Entergy Arkansas	$44.6
Entergy Louisiana	$54.7
Entergy Mississippi	$0.10
Entergy New Orleans	$0.10
Entergy Texas	N/A
System Energy	$24.5

Entergy Wholesale Commodities	$—

Potential assessments for the Entergy Wholesale Commodities plants are covered by insurance obtained through NEIL’s reinsurers.

Entergy maintains property insurance for its nuclear units in excess of the NRC’s minimum requirement of $1.06 billion per site for nuclear power plant licensees.  NRC regulations provide that the proceeds of this insurance

Entergy Corporation and Subsidiaries
Notes to Financial Statements

must be used, first, to render the reactor safe and stable, and second, to complete decontamination operations.  Only after proceeds are dedicated for such use and regulatory approval is secured would any remaining proceeds be made available for the benefit of plant owners or their creditors.

In the event that one or more acts of terrorism causes property damage under one or more or all nuclear insurance policies issued by NEIL (including, but not limited to, those described above) within 12 months from the date the first property damage occurs, the maximum recovery under all such nuclear insurance policies shall be an aggregate of $3.24 billion plus the additional amounts recovered for such losses from reinsurance, indemnity, and any other sources applicable to such losses.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. The Terrorism Risk Insurance Reauthorization Act of 2007 expired on December 31, 2014. The Terrorism Risk Insurance Reauthorization Act of 2015, however, was signed into law by the President of the United States in January 2015 thereby extending the Terrorism Risk Insurance Act for six years until December 31, 2020.

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

Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties.  Excluded property generally includes above-ground transmission and distribution lines, poles, and towers for substations valued at $5 million or less, coverage for named windstorm and associated storm surge is excluded.  This coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries, including the owners of the nuclear power plants in the Entergy Wholesale Commodities segment.  Entergy also purchases $300 million in terrorism insurance coverage for its conventional property.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. As discussed above, the Terrorism Risk Insurance Reauthorization Act of 2007 expired on December 31, 2014. However, The Terrorism Risk Insurance Reauthorization Act of 2015 was signed into law by the President of the United States on January 12, 2015 thereby extending the Terrorism Risk Insurance Act for six years until December 31, 2020.

In addition to the conventional property insurance program, Entergy has purchased additional coverage ($20 million per occurrence) for some of its non-regulated, non-generation assets.  This policy serves to buy-down the $20 million deductible and is placed on a scheduled location basis.  The applicable deductibles are $100,000 to $250,000, except for properties that are damaged by flooding and properties whose values are greater than $20 million; these properties have a $500,000 deductible. Due to the removal of the Vermont Yankee assets from this additional coverage,  as of June 1, 2015, two nuclear locations have a $2.5 million deductible, which coincides with the nuclear property insurance deductible at each respective nuclear site.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Gas System Rebuild Insurance Proceeds (Entergy New Orleans)

Entergy New Orleans received insurance proceeds in 2007 for future construction expenditures associated with rebuilding its gas system, and the October 2006 City Council resolution approving the settlement of Entergy New Orleans’s rate and storm-cost recovery filings requires Entergy New Orleans to record those proceeds in a designated sub-account of other deferred credits until the proceeds are spent on the rebuild project.  This other deferred credit is shown as “Gas system rebuild insurance proceeds” on Entergy New Orleans’s balance sheet.

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

Asbestos Litigation (Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in federal and state courts, primarily by contractor employees who worked in the 1940-1980s timeframe, primarily against Entergy Texas, and to a lesser extent the other Utility operating companies, as premises owners of power plants, for damages caused by alleged exposure to asbestos.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 400 lawsuits involving approximately 4,000 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of the Utility operating companies.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by the FERC.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  The agreement will remain in effect until terminated by the parties and the termination is approved by the FERC, most likely upon Grand Gulf’s retirement from service.  Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2015 under the agreement are approximately $19.2 million for Entergy Arkansas, $7.7 million for Entergy Louisiana, $16.5 million for Entergy Mississippi, and $9.3 million for Entergy New Orleans.

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

	December 31,
	2015	2014
	(In Millions)
Entergy Arkansas	$85.7	$59.0
Entergy Louisiana	($68.3)	($82.6)
Entergy Mississippi	$77.5	$76.3
Entergy New Orleans	$29.4	$35.2
Entergy Texas	$25.8	$18.9
System Energy	$54.8	$55.7

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2015 by Entergy were as follows:

	Liabilities as of December 31, 2014	Liabilities Incurred (a)	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2015
	(In Millions)
Utility:
Entergy Arkansas	$818.4	$3.5	$50.4	$—	$—	$872.3
Entergy Louisiana	$950.3	$1.9	$51.0	$24.7	$—	$1,027.9
Entergy Mississippi	$6.8	$1.1	$0.4	$—	$—	$8.3
Entergy New Orleans	$2.5	$—	$0.2	$—	$—	$2.7
Entergy Texas	$4.6	$1.4	$0.3	($0.2)	$—	$6.1
System Energy	$757.9	$—	$48.0	($2.5)	$—	$803.4
Entergy Wholesale Commodities	$1,917.8	$—	$153.8	$99.6	($101.7)	$2,069.5

(a)	See “Coal Combustion Residuals” below for additional discussion regarding the asset retirement obligations related to coal combustion residuals management.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2014 by Entergy were as follows:

	Liabilities as of December 31, 2013	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2014
	(In Millions)
Utility:
Entergy Arkansas	$723.8	$47.0	$47.6	$—	$818.4
Entergy Louisiana	$882.2	$48.1	$20.0	$—	$950.3
Entergy Mississippi	$6.4	$0.4	$—	$—	$6.8
Entergy New Orleans	$2.3	$0.2	$—	$—	$2.5
Entergy Texas	$4.3	$0.3	$—	$—	$4.6
System Energy	$616.2	$41.8	$99.9	$—	$757.9
Entergy Wholesale Commodities	$1,698.2	$139.7	$101.6	($21.7)	$1,917.8

Nuclear Plant Decommissioning

Entergy periodically reviews and updates estimated decommissioning costs.  The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.  As described below, during 2015 and 2014 Entergy updated decommissioning cost estimates for certain nuclear power plants.

In the second quarter 2015, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for a nuclear site as a result of a revised decommissioning cost study. The revised estimate resulted in a $77.6 million reduction in the decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset.

In the third quarter 2015, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Pilgrim as a result of a revised decommissioning cost study. The revised estimate resulted in a $134 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations of the plant no later than June 2019. The asset retirement cost asset was included in the Pilgrim carrying value that was written down to fair value in the third quarter 2015. See Note 1 to the financial statements for discussion of the impairment of the value and planned shutdown of the Pilgrim plant.

After shutdown, Pilgrim will transition to decommissioning. The Pilgrim nuclear decommissioning trust had a balance of approximately $896 million as of December 31, 2015, representing excess financial assurance of approximately $270 million for license termination activities above NRC-required assurance levels. Filings with the NRC for planned shutdown activities will determine whether any other financial assurance may be required and will specifically address funding for spent fuel management, which will be required until the federal government takes possession of the fuel and removes it from the site, per its current obligation. No additional funding is anticipated at this time.

In the fourth quarter 2015, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study.  The revised estimate resulted in a $24.9 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In the fourth quarter 2015, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $2.5 million reduction in its decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

In the fourth quarter 2015, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Palisades as a result of a revised decommissioning cost study. The revised estimate resulted in a $42.4 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset. The asset retirement cost asset was included in the Palisades carrying value that was written down to fair value in the fourth quarter 2015. See Note 1 to the financial statements for discussion of the impairment of the value of the Palisades plant.

In 2013, Entergy Wholesale Commodities recorded two revisions to its estimated decommissioning cost liability for Vermont Yankee. In the third quarter 2013, the estimated decommissioning cost liability increased by $58 million, along with a corresponding increase in the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations of the plant. The asset retirement cost asset was included in the carrying value used to write down Vermont Yankee and related assets to their fair values in the third quarter 2013. As a result of the settlement agreement regarding the remaining operation and decommissioning of Vermont Yankee, Entergy reassessed its assumptions regarding the timing of decommissioning cash flows. The reassessment resulted in a $27.2 million increase in the decommissioning cost liability and a corresponding impairment charge, recorded in fourth quarter 2013.

In accordance with the settlement agreement, Entergy Vermont Yankee provided to the Vermont parties, in 2014, a site assessment study of the costs and tasks of radiological decommissioning, spent nuclear fuel management, and site restoration for Vermont Yankee.  Entergy Vermont Yankee filed its Post-Shutdown Decommissioning Activities Report (PSDAR) for Vermont Yankee with the NRC in December 2014.  As part of the development of the site assessment study and PSDAR, Entergy obtained a revised decommissioning cost study in the third quarter 2014. The revised estimate, along with reassessment of the assumptions regarding the timing of decommissioning cash flows, resulted in a $101.6 million increase in the decommissioning cost liability and a corresponding impairment charge, recorded in September 2014.

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

Entergy expects that amounts available in Vermont Yankee’s decommissioning trust fund, including expected earnings, together with the credit facilities entered into in January 2015 that are expected to be repaid with recoveries from DOE litigation related to spent fuel storage, will be sufficient to cover Vermont Yankee’s expected costs of decommissioning, spent fuel management costs, and site restoration.  In June 2015 the NRC issued an exemption from its regulations to allow Vermont Yankee to use its decommissioning trust fund to pay for approximately $225 million of estimated future spent fuel management costs that will not be paid for using funds from the credit facilities.  In August 2015, Vermont and two Vermont utilities filed a petition in the U.S. Court of Appeals for the D.C. Circuit challenging the NRC’s issuance of that exemption.  If the appeal were to result in a final decision denying Vermont Yankee the exemption allowing the use of its decommissioning trust fund to pay for these spent fuel management costs, Vermont Yankee would have to satisfy the NRC that it had a plan to obtain additional funds to enable it to pay for these costs until the federal government takes possession of the fuel and removes it from the site. See Note 1 to the financial statements for further discussion regarding the Vermont Yankee plant.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In the fourth quarter 2014, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for River Bend as a result of a revised decommissioning cost study. The revised estimate resulted in a $20 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining useful life of the unit.

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

In the third quarter 2015, Entergy Wholesale Commodities recorded a revision to the contract asset for the FitzPatrick plant. Due to a change in expectation regarding the timing of decommissioning cash flows, the result was a write down of the contract asset from $335 million to $131 million, for a charge of $204 million. See Note 1 to the financial statements for further discussion of the impairment of the value and planned shutdown of the FitzPatrick plant.

As of December 31, 2015 the contract asset for the Indian Point 3 and FitzPatrick plants is $420.8 million.

Entergy maintains decommissioning trust funds that are committed to meeting its obligations for the costs of decommissioning the nuclear power plants.  The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets (liabilities) of Entergy as of December 31, 2015 are as follows:

	Decommissioning Trust Fair Values	Regulatory Asset (Liability)
	(In Millions)
Utility:
ANO 1 and ANO 2	$771.3	$280.3
River Bend	$651.7	($26.8)
Waterford 3	$390.6	$158.5
Grand Gulf	$701.5	$108.6
Entergy Wholesale Commodities	$2,834.9	$—

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

NOTE 10.   LEASES  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

General

As of December 31, 2015, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities with minimum lease payments as follows (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf and Waterford 3 sale and leaseback transactions, all of which are discussed elsewhere):

Year	Operating Leases	Capital Leases
	(In Thousands)
2016	$78,302	$4,694
2017	64,371	4,694
2018	53,073	3,909
2019	50,574	3,124
2020	33,337	3,065
Years thereafter	79,662	24,778
Minimum lease payments	359,319	44,264
Less: Amount representing interest	—	13,918
Present value of net minimum lease payments	$359,319	$30,346

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total rental expenses for all leases (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $63.9 million in 2015, $59 million in 2014, and $63.7 million in 2013.

As of December 31, 2015 the Registrant Subsidiaries had a capital lease and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities with minimum lease payments as follows (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf and Waterford 3 sale and leaseback transactions, all of which are discussed elsewhere):

Capital Leases

Year	Entergy Mississippi
(In Thousands)
2016	$1,570
2017	1,570
2018	785
2019	—
2020	—
Years thereafter	—
Minimum lease payments	3,925
Less: Amount representing interest	329
Present value of net minimum lease payments	$3,596

Operating Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2016	$25,358	$16,757	$7,139	$1,960	$5,700
2017	18,600	14,245	5,596	1,730	4,841
2018	12,947	12,187	4,946	1,416	4,302
2019	13,555	12,677	4,619	1,233	3,194
2020	7,029	7,107	3,710	1,003	1,666
Years thereafter	28,390	6,903	6,028	1,733	1,695
Minimum lease payments	$105,879	$69,876	$32,038	$9,075	$21,398

Rental Expenses

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2015	$13.6	$21.8	$5.4	$1.6	$4.0	$2.9
2014	$12.0	$20.7	$4.3	$1.2	$3.8	$2.0
2013	$12.0	$21.0	$4.6	$1.3	$4.1	$2.5

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment.  Railcar operating lease payments were $4.7 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in 2015, $4.8 million in 2014, and $8.6 million in 2013 for Entergy Arkansas and $1.1 million in 2015, $1.7 million in 2014, and $2.2 million in 2013 for Entergy Louisiana.  Oil tank facilities lease payments for Entergy Mississippi were $1.6 million in 2015, $1.6 million in 2014, and $3.4 million in 2013.

Power Purchase Agreements

As of December 31, 2015, Entergy Texas had a power purchase agreement that is accounted for as an operating lease under the accounting standards. The lease payments are recovered in fuel expense in accordance with regulatory treatment. The minimum lease payments under the power purchase agreement are as follows:

Year	Entergy Texas (a)	Entergy
	(In Thousands)
2016	$29,104	$29,104
2017	29,772	29,772
2018	30,458	30,458
2019	31,159	31,159
2020	31,876	31,876
Years thereafter	42,789	42,789
Minimum lease payments	$195,158	$195,158

(a)	Amounts reflect 100% of minimum payments. Under a separate contract, Entergy Louisiana purchases 50% of the capacity and energy from the power purchase agreement from Entergy Texas.

Total capacity expense under the power purchase agreement accounted for as an operating lease at Entergy Texas was $29.9 million in 2015, $29.2 million in 2014, and $28.6 million in 2013.

Sale and Leaseback Transactions

Waterford 3 Lease Obligations

In 1989, in three separate but substantially identical transactions, Entergy Louisiana sold and leased back undivided interests in Waterford 3 for the aggregate sum of $353.6 million.  The leases expire in July 2017.  Entergy Louisiana is required to report the sale-leaseback as a financing transaction in its financial statements.

In December 2015, Entergy Louisiana agreed to purchase the undivided interests in Waterford 3 that are currently being leased. The purchase will be accomplished in a two-step transaction in which Entergy Louisiana will first acquire the equity participant’s beneficial interest in the leased assets, followed by a termination of the leases and transfer of the leased assets to Entergy Louisiana when the outstanding lessor debt is paid.

The purchase price will be approximately $112 million, of which $60 million will be paid in cash and the remaining approximately $52 million will be paid through the issuance of a non-interest bearing mortgage bond, payable in installments through July 2017. The $60 million cash payment represents the purchase price to acquire the undivided interests in the plant. Following the purchase, Entergy Louisiana will also continue to make payments on the lessor debt which remains outstanding. The combination of payments due on the approximately $52 million mortgage bond issued and the debt service on the lessor debt are equal in timing and amount to the remaining lease payments due from the expected closing of the transaction through the remainder of the lease term. Therefore, this transaction will not change the total amount of debt outstanding on Entergy Louisiana’s financial statements related to the Waterford 3 sale-leaseback. Payments include $7.8 million in July 2016 and $106.3 million in 2017. An additional lease payment of $9.2 million was made in January 2016, prior to the closing of this transaction. In February 2016 the FERC authorized

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the transaction. Consummation of the transaction is subject to customary closing conditions, and is expected to close in the first half of 2016.

Throughout the term of the lease, Entergy Louisiana had accrued a liability for the amount it expected to pay to retain the use of the undivided interests in Waterford 3 at the end of the lease term. Since the sale-leaseback transaction was accounted for as a financing transaction, the accrual of this liability was accounted for as additional interest expense. As of December 2015, the balance of this liability was $62.7 million. Upon entering into the agreement to purchase the equity participant’s beneficial interest in the undivided interests, Entergy Louisiana reduced the balance of the liability to $60 million, and recorded the $2.7 million difference as a credit to interest expense. The $60 million remaining liability will be eliminated upon payment of the cash portion of the purchase price.

Entergy Louisiana had previously issued $193.2 million of non-interest bearing first mortgage bonds as collateral for the equity portion of certain amounts payable under the leases. Upon the acquisition of the beneficial interests described above, these mortgage bonds will be surrendered for cancellation.

The lease transaction documents provide that, upon the occurrence of certain events, Entergy Louisiana may be obligated to assume the outstanding bonds used to finance the purchase of the interests in the unit and to pay an amount sufficient to withdraw from the lease transaction.  Such events include lease events of default, events of loss, deemed loss events, or certain adverse “Financial Events.”  “Financial Events” include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure period, to maintain (i) total equity capital at least equal to 30% of adjusted capitalization, or (ii) a fixed charge coverage ratio of at least 1.50 computed on a rolling 12 month basis.  As of December 31, 2015, Entergy Louisiana was in compliance with these provisions.

As of December 31, 2015, Entergy Louisiana, in connection with the Waterford 3 sale and leaseback transactions, had future minimum lease payments (reflecting an overall implicit rate of 7.45%, and which include the equity portion of lease payments which will, upon the acquisition of the beneficial interests, be payable under the mortgage bond described above) that are recorded as long-term debt, as follows:

Amount
(In Thousands)

2016	$16,938
2017	106,335
2018	—
2019	—
2020	—
Years thereafter	—
Total	123,273
Less: Amount representing interest	14,308
Present value of net minimum lease payments	$108,965

Grand Gulf Lease Obligations

In 1988, in two separate but substantially identical transactions, System Energy sold and leased back undivided ownership interests in Grand Gulf for the aggregate sum of $500 million.  The initial term of the leases expired in July 2015.  System Energy renewed the leases for fair market value with renewal terms expiring in July 2036. At the end of the new lease renewal terms, System Energy has the option to repurchase the leased interests in Grand Gulf or renew the leases at fair market value.  In the event that System Energy does not renew or purchase the interests, System Energy would surrender such interests and their associated entitlement of Grand Gulf’s capacity and energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation.  However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term.  The amount was a net regulatory liability of $55.6 million and $62.9 million as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, System Energy, in connection with the Grand Gulf sale and leaseback transactions, had future minimum lease payments (reflecting an implicit rate of 5.13%) that are recorded as long-term debt, as follows:

Amount
(In Thousands)

2016	$17,188
2017	17,188
2018	17,188
2019	17,188
2020	17,188
Years thereafter	275,000
Total	360,940
Less: Amount representing interest	326,579
Present value of net minimum lease payments	$34,361

NOTE 11.  RETIREMENT, OTHER POSTRETIREMENT BENEFITS, AND DEFINED CONTRIBUTION PLANS  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Qualified Pension Plans

Entergy has nine qualified pension plans covering substantially all employees. The “Entergy Corporation Retirement Plan for Non-Bargaining Employees,” “Entergy Corporation Retirement Plan for Bargaining Employees,” “Entergy Corporation Retirement Plan II for Non-Bargaining Employees,” “Entergy Corporation Retirement Plan II for Bargaining Employees,” “Entergy Corporation Retirement Plan IV for Non-Bargaining Employees,” and “Entergy Corporation Retirement Plan IV for Bargaining Employees” are non-contributory final average pay plans and provide pension benefits that are based on employees’ credited service and compensation during employment.  The “Entergy Corporation Retirement Plan III” is a final average pay plan that provides pension benefits that are based on employees’ credited service and compensation during the final years before retirement and includes a mandatory employee contribution of 3% of earnings during the first 10 years of plan participation, and allows voluntary contributions from 1% to 10% of earnings for a limited group of employees. Non-bargaining employees whose most recent date of hire is after June 30, 2014 participate in the “Entergy Corporation Cash Balance Plan for Non-Bargaining Employees.” Certain bargaining employees hired or rehired after June 30, 2014, or such later date provided for in their applicable collective bargaining agreements, participate in the “Entergy Corporation Cash Balance Plan for Bargaining Employees.” The Registrant Subsidiaries participate in these four plans: “Entergy Corporation Retirement Plan for Non-Bargaining Employees,” “Entergy Corporation Retirement Plan for Bargaining Employees,” “Entergy Corporation Cash Balance Plan for Non-Bargaining Employees,” and “Entergy Cash Balance Plan for Bargaining Employees.”

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The assets of the seven final average pay qualified pension plans are held in a master trust established by Entergy, and the assets of the two cash balance pension plans are held in a second master trust established by Entergy.  Each pension plan has an undivided beneficial interest in each of the investment accounts in its respective master trust that is maintained by a trustee.  Use of the master trusts permits the commingling of the trust assets of the pension plans of Entergy Corporation and its Registrant Subsidiaries for investment and administrative purposes.  Although assets in the master trusts are commingled, the trustee maintains supporting records for the purpose of allocating the trust level equity in net earnings (loss) and the administrative expenses of the investment accounts in each trust to the various participating pension plans in that particular trust.  The fair value of the trusts’ assets is determined by the trustee and certain investment managers.  For each trust, the trustee calculates a daily earnings factor, including realized and unrealized gains or losses, collected and accrued income, and administrative expenses, and allocates earnings to each plan in the master trusts on a pro rata basis.

Within each pension plan, the record of each Registrant Subsidiary’s beneficial interest in the plan assets is maintained by the plan’s actuary and is updated quarterly.  Assets for each Registrant Subsidiary are increased for investment net income and contributions, and are decreased for benefit payments.  A plan’s investment net income/loss (i.e. interest and dividends, realized and unrealized gains and losses and expenses) is allocated to the Registrant Subsidiaries participating in that plan based on the value of assets for each Registrant Subsidiary at the beginning of the quarter adjusted for contributions and benefit payments made during the quarter.

Entergy Corporation and its subsidiaries fund pension plans in an amount not less than the minimum required contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  The assets of the plans include common and preferred stocks, fixed-income securities, interest in a money market fund, and insurance contracts.  The Registrant Subsidiaries’ pension costs are recovered from customers as a component of cost of service in each of their respective jurisdictions.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2015, 2014, and 2013 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2015	2014	2013
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$175,046	$140,436	$172,280
Interest cost on projected benefit obligation	302,777	290,076	263,296
Expected return on assets	(394,618)	(361,462)	(328,227)
Amortization of prior service cost	1,561	1,600	2,125
Recognized net loss	235,922	145,095	213,194
Curtailment loss	374	—	16,318
Special termination benefit	76	732	13,139
Net periodic pension costs	$321,138	$216,477	$352,125
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$50,762	$1,389,912	($894,150)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(1,561)	(1,600)	(2,125)
Acceleration of prior service cost to curtailment	(374)	—	(1,307)
Amortization of net loss	(235,922)	(145,095)	(213,194)
Total	($187,095)	$1,243,217	($1,110,776)
Total recognized as net periodic pension (income)/cost, regulatory asset, and/or AOCI (before tax)	$134,043	$1,459,694	($758,651)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year:
Prior service cost	$1,079	$1,561	$1,600
Net loss	$195,321	$237,013	$146,958

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2015, 2014, and 2013 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, for their employees included the following components:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$26,646	$34,396	$7,929	$3,395	$6,582	$7,827
Interest cost on projected benefit obligation	61,885	69,465	18,007	8,432	17,414	13,970
Expected return on assets	(80,102)	(90,803)	(24,420)	(10,899)	(24,887)	(18,271)
Recognized net loss	54,254	59,802	14,896	8,053	12,950	13,055
Net pension cost	$62,683	$72,860	$16,412	$8,981	$12,059	$16,581
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$16,687	$16,618	$6,329	$1,853	($4,488)	$101
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(54,254)	(59,802)	(14,896)	(8,053)	(12,950)	(13,055)
Total	($37,567)	($43,184)	($8,567)	($6,200)	($17,438)	($12,954)
Total recognized as net periodic pension (income)/cost regulatory asset, and/or AOCI (before tax)	$25,116	$29,676	$7,845	$2,781	($5,379)	$3,627
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$43,747	$47,809	$11,938	$6,460	$9,358	$10,414

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$20,090	$25,706	$6,094	$2,666	$5,142	$5,785
Interest cost on projected benefit obligation	59,537	66,984	17,273	8,164	17,746	13,561
Expected return on assets	(73,218)	(83,746)	(22,794)	(10,019)	(23,723)	(16,619)
Amortization of prior service cost	—	—	—	—	—	2
Recognized net loss	35,956	40,446	9,415	5,796	9,356	9,500
Net pension cost	$42,365	$49,390	$9,988	$6,607	$8,521	$12,229
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$300,907	$318,932	$88,199	$38,161	$65,363	$60,763
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	—	—	—	—	—	(2)
Amortization of net loss	(35,956)	(40,446)	(9,415)	(5,796)	(9,356)	(9,500)
Total	$264,951	$278,486	$78,784	$32,365	$56,007	$51,261
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$307,316	$327,876	$88,772	$38,972	$64,528	$63,490
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$54,254	$59,802	$14,896	$8,053	$12,950	$13,055

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$25,229	$31,302	$7,295	$3,264	$6,475	$7,242
Interest cost on projected benefit obligation	54,473	61,598	15,802	7,462	16,303	12,170
Expected return on assets	(66,951)	(76,930)	(21,139)	(9,117)	(22,277)	(17,249)
Amortization of prior service cost	23	92	10	2	6	9
Recognized net loss	49,517	57,481	13,189	7,878	13,302	9,560
Curtailment loss	4,938	4,347	767	343	1,559	—
Special termination benefit	1,784	2,439	359	581	855	1,970
Net pension cost	$69,013	$80,329	$16,283	$10,413	$16,223	$13,702
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net gain	($177,105)	($221,844)	($52,525)	($25,419)	($55,772)	($35,511)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(23)	(92)	(10)	(2)	(6)	(9)
Amortization of net loss	(49,517)	(57,481)	(13,189)	(7,878)	(13,302)	(9,560)
Total	($226,645)	($279,417)	($65,724)	($33,299)	($69,080)	($45,080)
Total recognized as net periodic pension income, regulatory asset, and/or AOCI (before tax)	($157,632)	($199,088)	($49,441)	($22,886)	($52,857)	($31,378)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service cost	$—	$—	$—	$—	$—	$2
Net loss	$35,984	$40,295	$9,421	$5,802	$9,363	$9,510

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Recognized in the Balance Sheet for Entergy Corporation and its Subsidiaries as of December 31, 2015 and 2014

	December 31,
	2015	2014
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$7,230,542	$5,770,999
Service cost	175,046	140,436
Interest cost	302,777	290,076
Special termination benefit	76	732
Actuarial (gain)/loss	(460,986)	1,284,049
Employee contributions	524	560
Benefits paid	(399,741)	(256,310)
Balance at end of year	$6,848,238	$7,230,542
Change in Plan Assets
Fair value of assets at beginning of year	$4,827,966	$4,429,237
Actual return on plan assets	(117,130)	255,599
Employer contributions	395,814	398,880
Employee contributions	524	560
Benefits paid	(399,741)	(256,310)
Fair value of assets at end of year	$4,707,433	$4,827,966
Funded status	($2,140,805)	($2,402,576)
Amount recognized in the balance sheet
Non-current liabilities	($2,140,805)	($2,402,576)
Amount recognized as a regulatory asset
Prior service cost	$—	$3,704
Net loss	2,300,222	2,451,172
	$2,300,222	$2,454,876
Amount recognized as AOCI (before tax)
Prior service cost	$2,784	$1,015
Net loss	637,472	671,682
	$640,256	$672,697

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, and Amounts Recognized in the Balance Sheet for the Registrant Subsidiaries as of December 31, 2015 and 2014

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$1,485,718	$1,666,535	$432,169	$202,555	$418,498	$334,312
Service cost	26,646	34,396	7,929	3,395	6,582	7,827
Interest cost	61,885	69,465	18,007	8,432	17,414	13,970
Actuarial gain	(87,617)	(101,361)	(25,492)	(12,289)	(36,862)	(23,720)
Benefits paid	(86,121)	(104,325)	(24,009)	(11,029)	(22,005)	(20,847)
Balance at end of year	$1,400,511	$1,564,710	$408,604	$191,064	$383,627	$311,542
Change in Plan Assets
Fair value of assets at beginning of year	$977,521	$1,113,359	$301,250	$133,344	$310,713	$217,621
Actual return on plan assets	(24,201)	(27,175)	(7,401)	(3,243)	(7,487)	(5,550)
Employer contributions	92,419	89,375	22,457	10,903	17,157	20,782
Benefits paid	(86,121)	(104,325)	(24,009)	(11,029)	(22,005)	(20,847)
Fair value of assets at end of year	$959,618	$1,071,234	$292,297	$129,975	$298,378	$212,006
Funded status	($440,893)	($493,476)	($116,307)	($61,089)	($85,249)	($99,536)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($440,893)	($493,476)	($116,307)	($61,089)	($85,249)	($99,536)
Amounts recognized as regulatory asset
Net loss	$684,552	$687,305	$190,406	$95,941	$159,085	$159,508
Amounts recognized as AOCI (before tax)
Net loss	$—	$51,733	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at beginning of year	$1,192,640	$1,341,212	$345,824	$163,707	$356,080	$270,789
Service cost	20,090	25,706	6,094	2,666	5,142	5,785
Interest cost	59,537	66,984	17,273	8,164	17,746	13,561
Actuarial loss	279,781	294,646	81,600	35,131	58,556	55,410
Benefits paid	(66,330)	(62,013)	(18,622)	(7,113)	(19,026)	(11,233)
Balance at end of year	$1,485,718	$1,666,535	$432,169	$202,555	$418,498	$334,312
Change in Plan Assets
Fair value of assets at beginning of year	$896,295	$1,031,187	$281,837	$122,960	$295,751	$196,328
Actual return on plan assets	52,092	59,460	16,196	6,988	16,916	11,265
Employer contributions	95,464	84,725	21,839	10,509	17,072	21,261
Benefits paid	(66,330)	(62,013)	(18,622)	(7,113)	(19,026)	(11,233)
Fair value of assets at end of year	$977,521	$1,113,359	$301,250	$133,344	$310,713	$217,621
Funded status	($508,197)	($553,176)	($130,919)	($69,211)	($107,785)	($116,691)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($508,197)	($553,176)	($130,919)	($69,211)	($107,785)	($116,691)
Amounts recognized as regulatory asset
Net loss	$722,119	$741,474	$198,972	$102,141	$176,522	$172,463
Amounts recognized as AOCI (before tax)
Net loss	$—	$40,748	$—	$—	$—	$—

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

Effective January 1, 1993, Entergy adopted an accounting standard requiring a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions.  Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, and Entergy Texas have received regulatory approval to recover accrued other postretirement benefit costs through rates.  The LPSC ordered Entergy Louisiana to continue the use of the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions.  However, the LPSC retains the flexibility to examine individual companies’ accounting for other postretirement benefits to determine if special exceptions to this order are warranted. Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy contribute the other postretirement benefit costs collected

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in rates into external trusts.  System Energy is funding, on behalf of Entergy Operations, other postretirement benefits associated with Grand Gulf.

Trust assets contributed by participating Registrant Subsidiaries are in master trusts, established by Entergy Corporation and maintained by a trustee.  Each participating Registrant Subsidiary holds a beneficial interest in the trusts’ assets.  The assets in the master trusts are commingled for investment and administrative purposes.  Although assets are commingled, supporting records are maintained for the purpose of allocating the beneficial interest in net earnings/(losses) and the administrative expenses of the investment accounts to the various participating plans and participating Registrant Subsidiaries. Beneficial interest in an investment account’s net income/(loss) is comprised of interest and dividends, realized and unrealized gains and losses, and expenses.  Beneficial interest from these investments is allocated to the plans and participating Registrant Subsidiary based on their portion of net assets in the pooled accounts.

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2015, 2014, and 2013 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2015	2014	2013
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$45,305	$43,493	$74,654
Interest cost on APBO	71,934	71,841	79,453
Expected return on assets	(45,375)	(44,787)	(40,323)
Amortization of prior service credit	(37,280)	(31,590)	(14,904)
Recognized net loss	31,573	11,143	44,178
Curtailment loss	—	—	12,729
Net other postretirement benefit cost	$66,157	$50,100	$155,787
Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or AOCI (before tax)
Arising this period:
Prior service credit for period	($48,192)	($35,864)	($116,571)
Net loss/(gain)	(154,339)	287,313	(405,976)
Amounts reclassified from regulatory asset and /or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	37,280	31,590	14,904
Acceleration of prior service credit due to curtailment	—	—	1,989
Amortization of net loss	(31,573)	(11,143)	(44,178)
Total	($196,824)	$271,896	($549,832)
Total recognized as net periodic benefit income/(cost), regulatory asset, and/or AOCI (before tax)	($130,667)	$321,996	($394,045)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Prior service credit	($45,485)	($37,280)	($31,589)
Net loss	$18,214	$31,591	$11,197

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2015, 2014, and 2013 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, for their employees included the following components:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Other postretirement costs:
Service cost - benefits earned during the period	$6,957	$9,893	$2,028	$818	$2,000	$1,881
Interest cost on APBO	12,518	16,311	3,436	2,608	5,366	2,511
Expected return on assets	(19,190)	—	(6,166)	(4,804)	(10,351)	(3,644)
Amortization of prior credit	(2,441)	(7,467)	(916)	(709)	(2,723)	(1,465)
Recognized net loss	5,356	7,118	860	470	2,740	1,198
Net other postretirement benefit (income)/cost	$3,200	$25,855	($758)	($1,617)	($2,968)	$481
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	($18,035)	($1,361)	$—	$—	$—	($644)
Net (gain)/loss	(11,978)	(47,043)	774	(5,810)	(4,907)	305
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	2,441	7,467	916	709	2,723	1,465
Amortization of net loss	(5,356)	(7,118)	(860)	(470)	(2,740)	(1,198)
Total	($32,928)	($48,055)	$830	($5,571)	($4,924)	($72)
Total recognized as net periodic other postretirement income/(cost), regulatory asset, and/or AOCI (before tax)	($29,728)	($22,200)	$72	($7,188)	($7,892)	$409
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($5,472)	($7,783)	($933)	($745)	($2,722)	($1,570)
Net loss	$4,256	$2,926	$893	$146	$2,148	$1,149

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$5,957	$9,414	$1,900	$868	$2,378	$2,058
Interest cost on APBO	12,261	16,642	3,655	2,805	5,652	2,611
Expected return on assets	(19,135)	—	(5,771)	(4,475)	(10,358)	(3,727)
Amortization of prior credit	(2,441)	(5,614)	(915)	(709)	(1,300)	(824)
Recognized net loss	1,267	2,723	149	56	801	443
Net other postretirement benefit (income)/cost	($2,091)	$23,165	($982)	($1,455)	($2,827)	$561
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	$—	($12,845)	$—	$—	($8,536)	($3,845)
Net loss	55,642	61,049	9,525	6,309	24,482	10,596
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	2,441	5,614	915	709	1,300	824
Amortization of net loss	(1,267)	(2,723)	(149)	(56)	(801)	(443)
Total	$56,816	$51,095	$10,291	$6,962	$16,445	$7,132
Total recognized as net periodic other postretirement income, regulatory asset, and/or AOCI (before tax)	$54,725	$74,260	$9,309	$5,507	$13,618	$7,693
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($2,441)	($7,467)	($916)	($709)	($2,723)	($1,465)
Net loss	$5,356	$7,118	$860	$470	$2,740	$1,198

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$9,619	$16,451	$3,246	$1,752	$3,760	$3,580
Interest cost on APBO	13,545	18,374	4,289	3,135	6,076	2,945
Expected return on assets	(16,843)	—	(5,335)	(4,101)	(9,391)	(3,350)
Amortization of prior service credit	(689)	(1,450)	(204)	(24)	(501)	(126)
Recognized net loss	7,976	9,648	2,534	1,509	3,744	1,896
Curtailment loss	4,517	3,394	596	354	1,436	760
Net other postretirement benefit cost	$18,125	$46,417	$5,126	$2,625	$5,124	$5,705
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	($11,617)	($27,549)	($4,714)	($4,469)	($5,359)	($4,591)
Net loss	(81,236)	(84,681)	(30,018)	(18,508)	(34,562)	(17,579)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	689	1,450	204	24	501	126
Acceleration of prior service credit/(cost) due to curtailment	78	132	20	(4)	62	9
Amortization of net loss	(7,976)	(9,648)	(2,534)	(1,509)	(3,744)	(1,896)
Total	($100,062)	($120,296)	($37,042)	($24,466)	($43,102)	($23,931)
Total recognized as net periodic other postretirement cost, regulatory asset, and/or AOCI (before tax)	($81,937)	($73,879)	($31,916)	($21,841)	($37,978)	($18,226)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($2,441)	($5,612)	($918)	($709)	($1,301)	($824)
Net loss	$1,267	$2,723	$149	$56	$800	$464

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet of Entergy Corporation and its Subsidiaries as of December 31, 2015 and 2014

	December 31,
	2015	2014
	(In Thousands)
Change in APBO
Balance at beginning of year	$1,739,557	$1,461,910
Service cost	45,305	43,493
Interest cost	71,934	71,841
Plan amendments	(48,192)	(35,864)
Plan participant contributions	29,685	22,160
Actuarial (gain)/loss	(208,017)	274,061
Benefits paid	(102,618)	(102,439)
Medicare Part D subsidy received	3,175	4,395
Balance at end of year	$1,530,829	$1,739,557
Change in Plan Assets
Fair value of assets at beginning of year	$597,627	$569,850
Actual return on plan assets	(8,303)	31,535
Employer contributions	62,678	76,521
Plan participant contributions	29,685	22,160
Benefits paid	(102,618)	(102,439)
Fair value of assets at end of year	$579,069	$597,627
Funded status	($951,760)	($1,141,930)
Amounts recognized in the balance sheet
Current liabilities	($41,326)	($41,821)
Non-current liabilities	(910,434)	(1,100,109)
Total funded status	($951,760)	($1,141,930)
Amounts recognized as a regulatory asset
Prior service credit	($61,833)	($54,508)
Net loss	191,782	248,918
	$129,949	$194,410
Amounts recognized as AOCI (before tax)
Prior service credit	($107,673)	($104,086)
Net loss	171,742	300,518
	$64,069	$196,432

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2015 and 2014

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$303,716	$394,946	$83,162	$63,779	$130,145	$60,754
Service cost	6,957	9,893	2,028	818	2,000	1,881
Interest cost	12,518	16,311	3,436	2,608	5,366	2,511
Plan amendments	(18,035)	(1,361)	—	—	—	(644)
Plan participant contributions	6,818	6,864	1,884	1,259	2,092	1,530
Actuarial gain	(34,217)	(47,043)	(6,407)	(12,118)	(17,052)	(3,973)
Benefits paid	(19,476)	(24,182)	(6,927)	(4,532)	(8,275)	(4,532)
Medicare Part D subsidy received	619	825	206	137	306	118
Balance at end of year	$258,900	$356,253	$77,382	$51,951	$114,582	$57,645
Change in Plan Assets
Fair value of assets at beginning of year	$244,191	$—	$80,935	$71,004	$135,733	$48,293
Actual return on plan assets	(3,049)	—	(1,015)	(1,504)	(1,794)	(634)
Employer contributions	14,722	17,318	661	3,654	2,618	260
Plan participant contributions	6,818	6,864	1,884	1,259	2,092	1,530
Benefits paid	(19,476)	(24,182)	(6,927)	(4,532)	(8,275)	(4,532)
Fair value of assets at end of year	$243,206	$—	$75,538	$69,881	$130,374	$44,917
Funded status	($15,694)	($356,253)	($1,844)	$17,930	$15,792	($12,728)
Amounts recognized in the balance sheet
Current liabilities	$—	($18,857)	$—	$—	$—	$—
Non-current liabilities	(15,694)	(337,396)	(1,844)	17,930	15,792	(12,728)
Total funded status	($15,694)	($356,253)	($1,844)	$17,930	$15,792	($12,728)
Amounts recognized in regulatory asset
Prior service credit	($26,149)	$—	($3,225)	($2,917)	($11,018)	($6,902)
Net loss	77,313	—	18,594	6,458	38,806	19,557
	$51,164	$—	$15,369	$3,541	$27,788	$12,655
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($30,874)	$—	$—	$—	$—
Net loss	—	70,743	—	—	—	—
	$—	$39,869	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at beginning of year	$250,734	$339,066	$74,539	$57,874	$115,418	$53,051
Service cost	5,957	9,414	1,900	868	2,378	2,058
Interest cost	12,261	16,642	3,655	2,805	5,652	2,611
Plan amendments	—	(12,845)	—	—	(8,536)	(3,845)
Plan participant contributions	5,195	5,071	1,396	1,044	1,655	1,061
Actuarial loss	49,573	61,049	7,939	5,097	21,471	9,524
Benefits paid	(20,984)	(24,625)	(6,589)	(4,131)	(8,333)	(3,858)
Medicare Part D subsidy received	980	1,174	322	222	440	152
Balance at end of year	$303,716	$394,946	$83,162	$63,779	$130,145	$60,754
Change in Plan Assets
Fair value of assets at beginning of year	$231,663	$—	$73,438	$66,539	$131,618	$48,101
Actual return on plan assets	13,066	—	4,185	3,263	7,347	2,655
Employer contributions	15,251	19,554	8,505	4,289	3,446	334
Plan participant contributions	5,195	5,071	1,396	1,044	1,655	1,061
Benefits paid	(20,984)	(24,625)	(6,589)	(4,131)	(8,333)	(3,858)
Fair value of assets at end of year	$244,191	$—	$80,935	$71,004	$135,733	$48,293
Funded status	($59,525)	($394,946)	($2,227)	$7,225	$5,588	($12,461)
Amounts recognized in the balance sheet
Current liabilities	$—	($18,724)	$—	$—	$—	$—
Non-current liabilities	(59,525)	(376,222)	(2,227)	7,225	5,558	(12,461)
Total funded status	($59,525)	($394,946)	($2,227)	$7,225	$5,558	($12,461)
Amounts recognized in regulatory asset
Prior service credit	($10,555)	$—	($4,141)	($3,626)	($13,741)	($7,723)
Net loss	94,647	—	18,680	12,738	46,453	20,450
	$84,092	$—	$14,539	$9,112	$32,712	$12,727
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($36,980)	$—	$—	$—	$—
Net loss	—	124,904	—	—	—	—
	$—	$87,924	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $22.8 million in 2015, $32.4 million in 2014, and $54.5 million in 2013.  In 2015, 2014, and 2013 Entergy recognized $5.1 million, $15.1 million, and $33 million, respectively in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.  The projected benefit obligation was $157.3 million and $151.8 million as of December 31, 2015 and 2014, respectively.  The accumulated benefit obligation was $137.6 million and $130.6 million as of December 31, 2015 and 2014, respectively.

Entergy’s non-qualified, non-current pension liability at December 31, 2015 and 2014 was $136.1 million and $135.6 million, respectively; and its current liability was $21.2 million and $16.2 million, respectively.  The unamortized prior service cost and net loss are recognized in regulatory assets ($58.8 million at December 31, 2015 and $60.3 million at December 31, 2014) and accumulated other comprehensive income before taxes ($23.5 million at December 31, 2015 and $23.5 million at December 31, 2014).

The Registrant Subsidiaries (except System Energy) participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for their employees for the non-qualified plans for 2015, 2014, and 2013, was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2015	$446	$377	$235	$64	$595
2014	$754	$135	$190	$95	$491
2013	$448	$163	$192	$92	$1,001

Included in the 2015 net periodic pension cost above are settlement charges of $108 thousand and $2 thousand for Entergy Louisiana and Entergy Mississippi, respectively, related to the lump sum benefits paid out of the plan. Included in the 2014 net periodic pension cost above are settlement charges of $337 thousand and $16 thousand for Entergy Arkansas and Entergy Texas, respectively, related to the lump sum benefits paid out of the plan. Included in the 2013 net periodic pension cost above are settlement charges of $415 thousand for Entergy Texas related to the lump sum benefits paid out of the plan.

The projected benefit obligation for their employees for the non-qualified plans as of December 31, 2015 and 2014 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2015	$4,694	$2,550	$2,185	$468	$8,832
2014	$4,495	$2,851	$2,128	$476	$9,567

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The accumulated benefit obligation for their employees for the non-qualified plans as of December 31, 2015 and 2014 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2015	$4,495	$2,538	$1,802	$417	$8,460
2014	$4,086	$2,824	$1,761	$436	$9,215

The following amounts were recorded on the balance sheet as of December 31, 2015 and 2014:

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($2,128)	($237)	($119)	($19)	($773)
Non-current liabilities	(2,566)	(2,313)	(2,066)	(449)	(8,059)
Total funded status	($4,694)	($2,550)	($2,185)	($468)	($8,832)
Regulatory asset/(liability)	$2,356	$544	$883	($136)	($333)
Accumulated other comprehensive income (before taxes)	$—	$41	$—	$—	$—

2014	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($347)	($259)	($119)	($23)	($753)
Non-current liabilities	(4,148)	(2,592)	(2,009)	(453)	(8,814)
Total funded status	($4,495)	($2,851)	($2,128)	($476)	($9,567)
Regulatory asset/(liability)	$2,368	$696	$942	($65)	$296
Accumulated other comprehensive income (before taxes)	$—	$98	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) as of December 31, 2015:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($1,557)	$25,905	($428)	$23,920
Acceleration of prior service cost due to curtailment	(374)	—	—	(374)
Amortization of loss	(50,508)	(17,613)	(2,175)	(70,296)
Settlement loss	—	—	(1,401)	(1,401)
	($52,439)	$8,292	($4,004)	($48,151)
Entergy Louisiana
Amortization of prior service cost	$—	$7,467	($3)	$7,464
Amortization of loss	(3,003)	(7,118)	(19)	(10,140)
Settlement loss	—	—	(14)	(14)
	($3,003)	$349	($36)	($2,690)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) as of December 31, 2014:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($1,559)	$22,280	($427)	$20,294
Amortization of loss	(26,934)	(6,689)	(2,213)	(35,836)
Settlement loss	—	—	(3,643)	(3,643)
	($28,493)	$15,591	($6,283)	($19,185)
Entergy Louisiana
Amortization of prior service cost	$—	$5,614	$—	$5,614
Amortization of loss	(1,911)	(2,723)	(3)	(4,637)
	($1,911)	$2,891	($3)	$977

Accounting for Pension and Other Postretirement Benefits

Accounting standards require an employer to recognize in its balance sheet the funded status of its benefit plans.  This is measured as the difference between plan assets at fair value and the benefit obligation.  Entergy uses a December 31 measurement date for its pension and other postretirement plans.  Employers are to record previously unrecognized gains and losses, prior service costs, and any remaining transition asset or obligation (that resulted from adopting prior pension and other postretirement benefits accounting standards) as comprehensive income and/or as a regulatory asset reflective of the recovery mechanism for pension and other postretirement benefit costs in the Registrant Subsidiaries’ respective regulatory jurisdictions.  For the portion of Entergy Louisiana that is not regulated, the unrecognized prior service cost, gains and losses, and transition asset/obligation for its pension and other postretirement benefit obligations are recorded as other comprehensive income.  Entergy Louisiana recovers other postretirement

Entergy Corporation and Subsidiaries
Notes to Financial Statements

benefit costs on a pay-as-you-go basis and records the unrecognized prior service cost, gains and losses, and transition obligation for its other postretirement benefit obligation as other comprehensive income.  Accounting standards also require that changes in the funded status be recorded as other comprehensive income and/or a regulatory asset in the period in which the changes occur.

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

The target asset allocation for pension adjusts dynamically based on the pension plans’ funded status. The current targets are shown below. The expectation is that the allocation to fixed income securities will increase as the pension plans’ funded status increases. The following ranges were established to produce an acceptable, economically efficient plan to manage around the targets.

The target and range asset allocation for postretirement assets reflects recommendations made in the latest optimization study.

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2015 and 2014 and the target asset allocation and ranges are as follows:

Pension Asset Allocation	Target	Range			Actual 2015	Actual 2014
Domestic Equity Securities	45%	34%	to	53%	45%	45%
International Equity Securities	20%	16%	to	24%	19%	19%
Fixed Income Securities	35%	31%	to	41%	35%	35%
Other	0%	0%	to	10%	1%	1%

Postretirement Asset Allocation	Non-Taxable and Taxable
	Target	Range			Actual 2015	Actual 2014
Domestic Equity Securities	39%	34%	to	44%	40%	42%
International Equity Securities	26%	21%	to	31%	24%	25%
Fixed Income Securities	35%	30%	to	40%	36%	33%
Other	0%	0%	to	5%	0%	0%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area and individual security issuance.  As of December 31, 2015, all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in Entergy’s pension and other postretirement benefit plan assets.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

If an asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3 - Level 3 refers to securities valued based on significant unobservable inputs.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy, measured at fair value on a recurring basis at December 31, 2015, and December 31, 2014, a summary of the investments held in the master trusts for Entergy’s qualified pension and other postretirement plans in which the Registrant Subsidiaries participate.

Qualified Defined Benefit Pension Plan Trusts

2015	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$6,409	(b)	$—	(a)	$—	$6,409
Common	686,335	(b)	95		—	686,430
Common collective trusts	—		1,873,218	(c)	—	1,873,218
103-12 investment entities	—		283,288	(h)	—	283,288
Fixed income securities:
U.S. Government securities	1,879	(b)	343,805	(a)	—	345,684
Corporate debt instruments	—		595,862	(a)	—	595,862
Registered investment companies	255,720	(d)	547,208	(e)	—	802,928
Other	—		114,215	(f)	—	114,215
Other:
Insurance company general account (unallocated contracts)	—		35,998	(g)	—	35,998
Total investments	$950,343		$3,793,689		$—	$4,744,032
Cash						373
Other pending transactions						1,124
Less: Other postretirement assets included in total investments						(38,096)
Total fair value of qualified pension assets						$4,707,433

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$10,017	(b)	$—	(a)	$—	$10,017
Common	717,685	(b)	97		—	717,782
Common collective trusts	—		1,886,897	(c)	—	1,886,897
103-12 investment entities	—		259,995		—	259,995
Fixed income securities:
U.S. Government securities	240	(b)	400,059	(a)	—	400,299
Corporate debt instruments	—		548,788	(a)	—	548,788
Registered investment companies	286,534	(d)	576,641	(e)	—	863,175
Other	—		130,295	(f)	—	130,295
Other:
Insurance company general account (unallocated contracts)	—		37,818	(g)	—	37,818
Total investments	$1,014,476		$3,840,590		$—	$4,855,066
Cash						495
Other pending transactions						7,359
Less: Other postretirement assets included in total investments						(34,954)
Total fair value of qualified pension assets						$4,827,966

Other Postretirement Trusts

2015	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust	$—		$348,604	(c)	$—	$348,604
Fixed income securities:
U.S. Government securities	33,789	(b)	42,222	(a)	—	76,011
Corporate debt instruments	—		62,629	(a)	—	62,629
Registered investment companies	3,572	(d)	—		—	3,572
Other	—		49,677	(f)	—	49,677
Total investments	$37,361		$503,132		$—	$540,493
Other pending transactions						480
Plus: Other postretirement assets included in the investments of the qualified pension trust						38,096
Total fair value of other postretirement assets						$579,069

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust	$—		$370,228	(c)	$—	$370,228
Fixed income securities:
U.S. Government securities	36,306	(b)	45,618	(a)	—	81,924
Corporate debt instruments	—		57,830	(a)	—	57,830
Registered investment companies	5,558	(d)	—		—	5,558
Other	—		46,968	(f)	—	46,968
Total investments	$41,864		$520,644		$—	$562,508
Other pending transactions						165
Plus: Other postretirement assets included in the investments of the qualified pension trust						34,954
Total fair value of other postretirement assets						$597,627

(a)	Certain preferred stocks and certain fixed income debt securities (corporate, government, and securitized) are stated at fair value as determined by broker quotes.

(b)	Common stocks, certain preferred stocks, and certain fixed income debt securities (government) are stated at fair value determined by quoted market prices.

(c)
The common collective trusts hold investments in accordance with stated objectives.  The investment strategy of the trusts is to capture the growth potential of equity markets by replicating the performance of a specified index.  Net asset value per share of common collective trusts estimate fair value.

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

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy’s qualified pension plans was $6.3 billion and $6.6 billion at December 31, 2015 and 2014, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries for their employees as of December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
	(In Thousands)
Entergy Arkansas	$1,309,903	$1,379,108
Entergy Louisiana	$1,436,535	$1,523,691
Entergy Mississippi	$379,775	$399,300
Entergy New Orleans	$176,692	$186,473
Entergy Texas	$359,687	$391,296
System Energy	$286,917	$305,556

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefit obligations at December 31, 2015, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement (before Medicare Subsidy)	Estimated Future Medicare Subsidy Receipts
	(In Thousands)
Year(s)
2016	$287,575	$21,187	$78,016	$381
2017	$301,880	$10,985	$80,565	$432
2018	$317,395	$11,456	$85,034	$1,387
2019	$334,308	$10,794	$88,803	$1,545
2020	$351,112	$13,443	$91,540	$1,733
2021 - 2025	$2,039,411	$80,652	$487,584	$11,672

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries for their employees will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2016	$71,847	$68,238	$20,061	$8,094	$19,442	$13,043
2017	$72,566	$70,537	$20,805	$8,426	$20,185	$13,320
2018	$73,854	$73,422	$21,544	$8,902	$20,955	$13,791
2019	$75,442	$76,224	$22,237	$9,321	$21,604	$14,153
2020	$77,137	$79,554	$23,168	$9,910	$22,438	$14,950
2021 - 2025	$423,691	$460,606	$127,084	$58,280	$123,521	$89,766

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2016	$2,128	$237	$119	$19	$773
2017	$223	$230	$130	$19	$731
2018	$217	$222	$119	$19	$702
2019	$211	$214	$117	$46	$680
2020	$265	$206	$229	$31	$751
2021 - 2025	$1,579	$961	$863	$218	$3,255

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2016	$16,001	$18,946	$4,106	$3,763	$6,244	$3,051
2017	$15,925	$19,244	$4,168	$3,755	$6,448	$3,115
2018	$16,249	$20,046	$4,402	$3,803	$6,864	$3,183
2019	$16,292	$20,863	$4,509	$3,820	$7,177	$3,290
2020	$16,221	$21,501	$4,677	$3,785	$7,389	$3,349
2021 - 2025	$82,430	$115,765	$25,004	$18,266	$38,692	$18,094

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2016	$86	$89	$31	$22	$36	$11
2017	$96	$99	$34	$23	$39	$13
2018	$305	$313	$107	$70	$120	$44
2019	$339	$344	$117	$73	$128	$51
2020	$377	$380	$125	$77	$137	$60
2021 - 2025	$2,422	$2,487	$774	$430	$832	$465

Contributions

Entergy currently expects to contribute approximately $387.5 million to its qualified pension plans and approximately $52.6 million to other postretirement plans in 2016.  The expected 2016 pension and other postretirement plan contributions of the Registrant Subsidiaries for their employees are shown below.  The 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries expect to contribute approximately the following to the qualified pension and other postretirement plans for their employees in 2016:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$82,829	$83,907	$19,914	$10,693	$15,771	$20,195
Other Postretirement Contributions	$4,238	$18,946	$—	$3,669	$3,231	$—

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefit APBO as of December 31, 2015 and 2014 were as follows:

	2015	2014
Weighted-average discount rate:
Qualified pension	4.51% - 4.79% Blended 4.67%	4.03% - 4.40% Blended 4.27%
Other postretirement	4.60%	4.23%
Non-qualified pension	3.84%	3.61%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%
Assumed health care trend rate:
Pre-65	6.75%	7.10%
Post-65	7.55%	7.70%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2024	2023
Post-65	2024	2023

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2015, 2014, and 2013 were as follows:

	2015	2014	2013
Weighted-average discount rate:
Qualified pension	4.03% - 4.40% Blended 4.27%	5.04% - 5.26% Blended 5.14%	4.31% - 4.50% Blended 4.36%
Other postretirement	4.23%	5.05%	4.36%
Non-qualified pension	3.61%	4.29%	3.37%
Weighted-average rate of increase in future compensation levels	4.23%	4.23%	4.23%
Expected long-term rate of return on plan assets:
Pension assets	8.25%	8.50%	8.50%
Other postretirement tax deferred assets	8.05%	8.30%	8.50%
Other postretirement taxable assets	6.25%	6.50%	6.50%
Assumed health care trend rate:
Pre-65	7.10%	7.25%	7.50%
Post-65	7.70%	7.00%	7.25%
Ultimate rate	4.75%	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2023	2022	2022
Post-65	2023	2022	2022

With respect to the mortality assumptions, Entergy used the RP-2014 Employee and Health Annuitant Tables, with a fully generational MP-2015 projection scale, in determining its December 31, 2015 pension plans’ PBOs and other postretirement benefit APBO. The mortality assumption used in determining Entergy’s December 31, 2014 pension plans’ PBOs and other postretirement benefit APBO was the RP-2014 Employee and Health Annuitant Tables, with a fully generational MP-2014 projection scale.

A one percentage point change in the assumed health care cost trend rate for 2015 would have the following effects:

	1 Percentage Point Increase		1 Percentage Point Decrease
2015	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase /(Decrease) (In Thousands)
Entergy Corporation and its subsidiaries	$181,998	$19,022	($150,324)	($15,071)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

A one percentage point change in the assumed health care cost trend rate for 2015 would have the following effects for the Registrant Subsidiaries for their employees:

	1 Percentage Point Increase		1 Percentage Point Decrease
2015	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase/(Decrease) (In Thousands)
Entergy Arkansas	$27,571	$3,112	($22,839)	($2,442)
Entergy Louisiana	$42,312	$4,132	($34,837)	($3,274)
Entergy Mississippi	$9,032	$850	($7,412)	($668)
Entergy New Orleans	$4,741	$404	($3,985)	($329)
Entergy Texas	$13,195	$1,055	($10,991)	($851)
System Energy	$7,422	$721	($6,085)	($570)

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

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $44.4 million in 2015, $43.3 million in 2014, and $44.5 million in 2013.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries’ 2015, 2014, and 2013 contributions to defined contribution plans for their employees were as follows:

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2015	$3,242	$4,324	$1,920	$721	$1,620
2014	$3,044	$4,133	$1,855	$710	$1,563
2013	$3,351	$4,299	$1,954	$769	$1,616

NOTE 12.    STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, restricted stock, performance units, and restricted stock unit awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans which are shareholder-approved stock-based compensation plans.  The Equity Ownership Plan, as restated in February 2003 (2003 Plan), had 888,602 authorized

Entergy Corporation and Subsidiaries
Notes to Financial Statements

shares remaining for long-term incentive and restricted unit awards as of December 31, 2015.  Effective January 1, 2007, Entergy’s shareholders approved the 2007 Equity Ownership and Long-Term Cash Incentive Plan (2007 Plan).  The maximum aggregate number of common shares that can be issued from the 2007 Plan for stock-based awards is 7,000,000 with no more than 2,000,000 available for non-option grants.  The 2007 Plan, which only applies to awards made on or after January 1, 2007, will expire after 10 years.  As of December 31, 2015, there were 1,104,547 authorized shares remaining for stock-based awards, all of which are available for non-option grants.  Effective May 6, 2011, Entergy’s shareholders approved the 2011 Equity Ownership and Long-Term Cash Incentive Plan (2011 Plan).  The maximum number of common shares that can be issued from the 2011 Plan for stock-based awards is 5,500,000 with no more than 2,000,000 available for incentive stock option grants.  The 2011 Plan, which only applies to awards made on or after May 6, 2011, will expire after 10 years.  As of December 31, 2015, there were 720,775 authorized shares remaining for stock-based awards, including 2,000,000 for incentive stock option grants. Effective May 8, 2015, Entergy’s shareholders approved the 2015 Equity Ownership and Long-Term Cash Incentive Plan (2015 Plan).  The maximum number of common shares that can be issued from the 2015 Plan for stock-based awards is 6,900,000 with no more than 1,500,000 available for incentive stock option grants. As of December 31, 2015, there were 6,771,686 authorized shares remaining for stock-based awards, including 1,500,000 for incentive stock option grants.

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

The following table includes financial information for stock options for each of the years presented:

	2015	2014	2013
	(In Millions)
Compensation expense included in Entergy’s Consolidated Net Income	$4.3	$4.1	$4.1
Tax benefit recognized in Entergy’s Consolidated Net Income	$1.6	$1.6	$1.6
Compensation cost capitalized as part of fixed assets and inventory	$0.7	$0.7	$0.7

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2015	2014	2013
Stock price volatility	23.62%	24.67%	24.61%
Expected term in years	7.06	6.95	6.69
Risk-free interest rate	1.59%	2.16%	1.31%
Dividend yield	4.50%	4.75%	4.75%
Dividend payment per share	$3.34	$3.32	$3.32

Stock price volatility is calculated based upon the daily public stock price volatility of Entergy Corporation common stock over a period equal to the expected term of the award.  The expected term of the options is based upon historical option exercises and the weighted average life of options when exercised and the estimated weighted average life of all vested but unexercised options.  In 2008, Entergy implemented stock ownership guidelines for its senior executive officers.  These guidelines require an executive officer to own shares of Entergy Corporation common stock equal to a specified multiple of his or her salary.  Until an executive officer achieves this ownership position the executive officer is required to retain 75% of the net-of-tax net profit upon exercise of the option to be held in Entergy Corporation

Entergy Corporation and Subsidiaries
Notes to Financial Statements

common stock.  The reduction in fair value of the stock options due to this restriction is based upon an estimate of the call option value of the reinvested gain discounted to present value over the applicable reinvestment period.

A summary of stock option activity for the year ended December 31, 2015 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Options outstanding as of January 1, 2015	7,281,396	$83.25
Options granted	456,100	$89.90
Options exercised	(334,274)	$71.45
Options forfeited/expired	(3,402)	$90.49
Options outstanding as of December 31, 2015	7,399,820	$84.19	$—	3.7 years
Options exercisable as of December 31, 2015	6,392,457	$85.57	$—	3.0 years
Weighted-average grant-date fair value of options granted during 2015	$11.41

The weighted-average grant-date fair value of options granted during the year was $8.71 for 2014 and $8.00 for 2013.  The total intrinsic value of stock options exercised was $5.1 million during 2015, $25.5 million during 2014, and $5.7 million during 2013.  The intrinsic value, which has no effect on net income, of the stock options exercised is calculated by the difference in Entergy Corporation’s common stock price on the date of exercise and the exercise price of the stock options granted.  Because Entergy’s year-end stock price was less than the weighted average exercise price, the aggregate intrinsic value of outstanding stock options as of December 31, 2015 was zero. The intrinsic value of “in the money” stock options is $5 million as of December 31, 2015. Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $4 million during 2015, $4 million during 2014, and $11 million during 2013. Cash received from option exercises was $23.9 million for the year ended December 31, 2015. The tax benefits realized from options exercised was $1.9 million for the year ended December 31, 2015.

The following table summarizes information about stock options outstanding as of December 31, 2015:

			Options Outstanding			Options Exercisable
Range of			As of	Weighted-Average Remaining Contractual Life-Yrs.	Weighted Average Exercise Price	Number Exercisable as of	Weighted Average Exercise Price
Exercise Prices			12/31/2015			12/31/2015
$51	-	$64.99	1,100,272	7.62	$63.82	546,009	$64.07
$65	-	$78.99	2,798,432	3.62	$74.51	2,798,432	$74.51
$79	-	$91.99	2,059,516	2.84	$91.39	1,606,416	$91.82
$92	-	$108.20	1,441,600	2.06	$108.20	1,441,600	$108.20
$51	-	$108.20	7,399,820	3.70	$84.19	6,392,457	$85.57

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2015 not yet recognized is approximately $5.6 million and is expected to be recognized over a weighted-average period of 1.70 years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Restricted Stock Awards

In January 2015 the Board approved and Entergy granted 292,750 restricted stock awards under the 2011 Equity Ownership and Long-term Cash Incentive Plan.  The restricted stock awards were made effective as of January 29, 2015 and were valued at $89.90 per share, which was the closing price of Entergy Corporation’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date and are expensed ratably over the three year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting.

The following table includes information about the restricted stock awards outstanding as of December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2015	674,445	$64.82
Granted	323,110	$88.58
Vested	(325,623)	$66.09
Forfeited	(29,203)	$70.31
Outstanding shares at December 31, 2015	642,729	$75.88

The following table includes financial information for restricted stock for each of the years presented:

	2015	2014	2013
	(In Millions)
Compensation expense included in Entergy’s Consolidated Net Income	$19.5	$19.3	$16.4
Tax benefit recognized in Entergy’s Consolidated Net Income	$7.5	$7.5	$6.3
Compensation cost capitalized as part of fixed assets and inventory	$3.9	$3.1	$2.6

The total fair value of the restricted stock awards granted was $28.6 million, $24.2 million, and $25.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The total fair value of the restricted stock awards vested was $28.7 million, $16.5 million, and $11 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Long-Term Performance Unit Program

Entergy grants long-term incentive awards earned under its stock benefit plans in the form of performance units, which represents the value of one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period. The Long-Term Performance Unit Program specifies a minimum, target, and maximum achievement level, the achievement of which will determine the number of performance units that may be earned. Entergy measures performance by assessing Entergy’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index. There is no payout for performance that falls within the lowest quartile of performance of the peer companies.  For top quartile performance, a maximum payout of 200% of target is earned.

The costs of incentive awards are charged to income over the 3-year period.  In January 2015 the Board approved and Entergy granted 156,017 performance units under the 2011 Equity Ownership and Long-Term Cash Incentive Plan.  The performance units were made effective as of January 29, 2015, and were valued at $99.02 per

Entergy Corporation and Subsidiaries
Notes to Financial Statements

share. Shares of the performance units have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

The following table includes information about the long-term performance units outstanding at the target level as of December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2015	565,104	$66.53
Granted	166,886	$97.99
Vested	(105,503)	$67.11
Forfeited	(58,005)	$69.73
Outstanding shares at December 31, 2015	568,482	$75.33

The following table includes financial information for the long-term performance units for each of the years presented:

	2015	2014	2013
	(In Millions)
Compensation expense included in Entergy’s Consolidated Net Income	$11.8	$10.7	$6.0
Tax benefit recognized in Entergy’s Consolidated Net Income	$4.5	$4.1	$2.3
Compensation cost capitalized as part of fixed assets and inventory	$2.3	$1.5	$0.9
The total fair value of the long-term performance units granted was $16.4 million, $15.8 million and $16.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

In January 2015, Entergy issued 105,503 shares of Entergy common stock at a share price of $88.67 for awards earned and dividends accrued under the 2012-2014 Long-Term Performance Unit Program. There was no payout in 2014 and 2013 for the performance units applicable to the 2011-2013 Long-Term Performance Unit Program and 2010-2012 Long-Term Performance Program, respectively.

Restricted Stock Unit Awards

Entergy grants restricted stock unit awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted stock units may be settled in shares of Entergy common stock or the cash value of shares of Entergy common stock at the time of vesting.  The costs of restricted stock unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted stock unit awards granted is 42 months.  As of December 31, 2015, there were 145,018 unvested restricted stock units that are expected to vest over an average period of 32 months.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes information about the restricted stock unit awards outstanding as of December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2015	98,334	$73.42
Granted	57,100	$69.57
Vested	(10,416)	$68.73
Forfeited	—	$—
Outstanding shares at December 31, 2015	145,018	$72.03

The following table includes financial information for restricted stock unit awards for each of the years presented:

	2015	2014	2013
	(In Millions)
Compensation expense included in Entergy’s Consolidated Net Income	$0.9	$2.2	$1.4
Tax benefit recognized in Entergy’s Consolidated Net Income	$0.4	$0.9	$0.6
Compensation cost capitalized as part of fixed assets and inventory	$0.3	$0.3	$0.2

The total fair value of the restricted stock unit awards granted was $4 million, $3.2 million, and $2.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The total fair value of the restricted stock unit awards vested was $3.8 million, $3.3 million, and $2.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Entergy paid $0.7 million, $1.7 million, and $2.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, for awards under the Restricted Stock Units Awards Plan.

NOTE 13. BUSINESS SEGMENT INFORMATION  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi,  Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of December 31, 2015 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information is as follows:

2015	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,451,486	$2,061,827	$—	($62)	$11,513,251
Asset write-offs, impairments, and related charges	$68,672	$2,036,234	$—	$—	$2,104,906
Depreciation, amortization, & decommissioning	$1,238,832	$376,560	$2,156	$—	$1,617,548
Interest and investment income	$191,546	$148,654	$34,303	($187,441)	$187,062
Interest expense	$543,132	$26,788	$129,750	($56,201)	$643,469
Income taxes	$16,761	($610,339)	($49,349)	$—	($642,927)
Consolidated net income (loss)	$1,114,516	($1,065,657)	($74,353)	($131,240)	($156,734)
Total assets	$38,356,906	$8,210,183	($461,505)	($1,457,903)	$44,647,681
Investment in affiliates - at equity	$199	$4,142	$—	$—	$4,341
Cash paid for long-lived asset additions	$2,495,194	$569,824	$236	$—	$3,065,254

2014	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,773,822	$2,719,404	$1,821	($126)	$12,494,921
Asset write-offs, impairments, and related charges	$72,225	$107,527	$—	$—	$179,752
Depreciation, amortization, & decommissioning	$1,170,122	$417,435	$3,702	$—	$1,591,259
Interest and investment income	$171,217	$113,959	$22,159	($159,649)	$147,686
Interest expense	$531,729	$16,646	$120,908	($41,776)	$627,507
Income taxes	$472,148	$176,988	($59,539)	$—	$589,597
Consolidated net income (loss)	$846,496	$294,521	($62,887)	($117,873)	$960,257
Total assets	$38,186,286	$10,279,500	($659,207)	($1,392,124)	$46,414,455
Investment in affiliates - at equity	$199	$36,035	$—	$—	$36,234
Cash paid for long-lived asset additions	$2,113,631	$615,021	$87	$—	$2,728,739

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2013	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,101,786	$2,312,758	$3,558	($27,155)	$11,390,947
Asset write-offs, impairments, and related charges	$9,411	$329,336	$2,790	$—	$341,537
Depreciation, amortization, & decommissioning	$1,157,843	$341,163	$4,142	$—	$1,503,148
Interest and investment income	$186,724	$137,727	$24,179	($149,330)	$199,300
Interest expense	$509,173	$16,323	$122,291	($43,750)	$604,037
Income taxes	$365,917	($77,471)	($62,465)	$—	$225,981
Consolidated net income (loss)	$846,215	$42,976	($53,039)	($105,580)	$730,572
Total assets	$35,429,568	$9,696,705	($492,577)	($1,343,406)	$43,290,290
Investment in affiliates - at equity	$199	$40,151	$—	$—	$40,350
Cash paid for long-lived asset additions	$2,268,083	$626,322	$49	$—	$2,894,454

Businesses marked with * are sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity.  Almost all of Entergy’s goodwill is related to the Utility segment.

Earnings were negatively affected by expenses in 2013 of approximately $110 million ($70 million net-of-tax), including approximately $85 million ($55 million net-of-tax) for Utility and $25 million ($15 million net-of-tax) for Entergy Wholesale Commodities, and expenses in 2014 of approximately $20 million ($12 million net-of-tax), including approximately $15 million ($9 million net-of-tax) for Utility and $5 million ($3 million net-of-tax) for Entergy Wholesale Commodities, recorded in connection with a strategic imperative intended to optimize the organization through a process known as human capital management. In July 2013 management completed a comprehensive review of Entergy’s organization design and processes. This effort resulted in a new internal organization structure, which resulted in the elimination of approximately 800 employee positions. The restructuring costs associated with this phase of human capital management included implementation costs, severance expenses, benefits-related costs, including pension curtailment losses and special termination benefits, and impairments of corporate property, plant, and equipment. The implementation costs, severance costs, and benefits-related costs are included in “Other operation and maintenance” in the consolidated income statements. The property, plant, and equipment impairments are included in “Asset write-offs, impairments, and related charges” in the consolidated income statements. Total restructuring charges were comprised of the following:

	2013			2014		2015
	Restructuring Costs	Paid In Cash	Non-Cash Portion	Restructuring Costs	Paid In Cash	Paid In Cash
	(In Millions)
Implementation costs	$19	$19	$—	$9	$9	$—
Severance costs	45	6	—	11	44	6
Benefits-related costs	26	—	26	—	—	—
Property, plant, and equipment impairments	20	—	20	—	—	—
Total	$110	$25	$46	$20	$53	$6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Geographic Areas

For the years ended December 31, 2015, 2014, and 2013, the amount of revenue Entergy derived from outside of the United States was insignificant.  As of December 31, 2015 and 2014, Entergy had no long-lived assets located outside of the United States.

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

NOTE 14.  EQUITY METHOD INVESTMENTS (Entergy Corporation)

As of December 31, 2015, Entergy owns investments in the following companies that it accounts for under the equity method of accounting:

Investment	Ownership		Description

RS Cogen LLC	50%	member interest	Co-generation project that produces power and steam on an industrial and merchant basis in the Lake Charles, Louisiana area.

Top Deer	50%	member interest	Wind-powered electric generation joint venture.

Following is a reconciliation of Entergy’s investments in equity affiliates:

	2015	2014	2013
	(In Thousands)
Beginning of year	$36,234	$40,350	$46,738
Loss from the investments	(36,269)	(5,169)	(1,702)
Other adjustments	4,376	1,053	(4,686)
End of year	$4,341	$36,234	$40,350

Loss from the investments in 2015 includes a $36.8 million pre-tax impairment charge resulting from a write-down of the generating assets of Top Deer, of which Entergy’s owns a 50% interest.

Transactions with equity method investees

Entergy Louisiana purchased approximately $3.2 million in 2013 of electricity generated from Entergy’s share of RS Cogen. Entergy Louisiana made no purchases in 2015 and 2014 of electricity generated from Entergy’s share of RS Cogen.

EWO Marketing, LLC, an indirect wholly-owned subsidiary of Entergy, paid capacity charges and gas transportation to RS Cogen in the amounts of $24.5 million, $23.1 million, and $22.9 million for 2015, 2014, and 2013, respectively.
Entergy’s operating transactions with its other equity method investees were not significant in 2015, 2014, or 2013.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 15.  ACQUISITIONS AND DISPOSITIONS (Entergy Corporation)

Acquisitions

Palisades Purchased Power Agreement

Entergy’s purchase of the Palisades plant in 2007 included a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant’s output, excluding any future uprates.  Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh.  For the PPA, which was at below-market prices at the time of the acquisition, Entergy will amortize a liability to revenue over the life of the agreement.  The amount that will be amortized each period is based upon the difference between the present value calculated at the date of acquisition of each year’s difference between revenue under the agreement and revenue based on estimated market prices.  Amounts amortized to revenue were $15 million in 2015, $16 million in 2014, and $18 million in 2013.  The amounts to be amortized to revenue for the next five years will be $13 million in 2016, $12 million for 2017, $8 million for 2018, $13 million for 2019, and $15 million for 2020.

NYPA Value Sharing Agreements

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, Entergy subsidiaries and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, Entergy subsidiaries made annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries paid NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year’s output was due by January 15 of the following year.  Entergy recorded the liability for payments to NYPA as power is generated and sold by Indian Point 3 and FitzPatrick.  An amount equal to the liability was recorded to the plant asset account as contingent purchase price consideration for the plants.  In 2014 and 2013, Entergy Wholesale Commodities recorded approximately $72 million as plant for generation during each of those years.  This amount was depreciated over the expected remaining useful life of the plants.

Dispositions

In December 2015, Entergy sold the Rhode Island State Energy Center, a 583 MW natural gas-fired combined-cycle generating plant owned by Entergy in the Entergy Wholesale Commodities segment. Entergy sold Rhode Island State Energy Center for approximately $490 million and realized a pre-tax gain of $154 million on the sale.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities. Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at December 31, 2015 is approximately 2 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 86% for 2016, of which approximately 62% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for 2016 is 36 TWh.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of December 31, 2015, derivative contracts with 2 counterparties were in a liability position (approximately $2 million total). In addition to the corporate guarantee, $9 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $68 million was required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2014, derivative contracts with 1 counterparty were in a liability position (approximately $1 million total). If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy Louisiana and Entergy New Orleans. The total volume of natural gas swaps outstanding as of December 31, 2015 is 39,816,000 MMBtu for Entergy, including 32,140,000 MMBtu for Entergy Louisiana, 7,010,000 MMBtu for Entergy Mississippi, and 666,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

During the second quarter 2015, Entergy participated in the annual FTR auction process for the MISO planning year of June 1, 2015 through May 31, 2016. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of December 31, 2015 is 46,355 GWh for Entergy, including 9,726 GWh for Entergy Arkansas, 21,383 GWh for Entergy Louisiana, 6,160 GWh for Entergy Mississippi, 3,517 GWh for Entergy New Orleans, and 5,294 GWh for Entergy Texas. Credit support for FTRs held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for FTRs held by Entergy Wholesale Commodities is covered by cash. As of December 31, 2014, letters of credit posted with MISO covered the FTR exposure for Entergy Arkansas and Entergy Mississippi. As of December 31, 2015, no cash or letters of credit were required to be posted for FTR exposure for the Utility operating companies or Entergy Wholesale Commodities, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2015 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)

Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$173	($34)	$139	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$17	($2)	$15	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$14	($14)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$54	($13)	$41	Entergy Wholesale Commodities
FTRs	Prepayments and other	$24	($1)	$23	Utility and Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$38	($32)	$6	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$9	$—	$9	Utility

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Consolidated Balance Sheets

(d)	Excludes cash collateral in the amount of $9 million posted and $68 million held as of December 31, 2015 and $25 million held as of December 31, 2014, respectively

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments designated as cash flow hedges on the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2015
Electricity swaps and options	$254	Competitive business operating revenues	($244)

2014
Electricity swaps and options	$81	Competitive business operating revenues	($193)

2013
Electricity swaps and options	($190)	Competitive business operating revenues	$47

(a)	Before taxes of ($85) million, ($68) million, and $18 million, for the years ended December 31, 2015, 2014, and 2013, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness was $150 thousand, $7 million, and ($6) million for the years ended December 31, 2015, 2014, and 2013, respectively.

Based on market prices as of December 31, 2015, unrealized gains recorded in AOCI on cash flow hedges relating to power sales totaled ($167) million of net unrealized gains.  Approximately ($154) million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effect of Entergy’s derivative instruments not designated as hedging instruments on the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 is as follows:

Instrument	Amount of gain (loss) recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2015
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($41)
FTRs	$—	Purchased power expense	(b)	$166
Electricity swaps and options	$12	Competitive business operating revenues		($19)

2014
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($8)
FTRs	$—	Purchased power expense	(b)	$229
Electricity swaps and options	($13)	Competitive business operating revenues		$56

2013
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	$13
FTRs	$—	Purchased power expense	(b)	$3
Electricity swaps and options	$1	Competitive business operating revenues		($50)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2015 and 2014 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
2015
Assets:
FTRs	Prepayments and other	$7.9	Entergy Arkansas
FTRs	Prepayments and other	$8.5	Entergy Louisiana
FTRs	Prepayments and other	$2.4	Entergy Mississippi
FTRs	Prepayments and other	$1.5	Entergy New Orleans
FTRs	Prepayments and other	$2.2	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$7.0	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.3	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.5	Entergy New Orleans

2014
Assets:
FTRs	Prepayments and other	$0.7	Entergy Arkansas
FTRs	Prepayments and other	$25.5	Entergy Louisiana
FTRs	Prepayments and other	$3.4	Entergy Mississippi
FTRs	Prepayments and other	$4.1	Entergy New Orleans
FTRs	Prepayments and other	$12.3	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$15.8	Entergy Louisiana
Natural gas swaps	Other current liabilities	$2.8	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.9	Entergy New Orleans

(a)	No cash collateral was required to be posted as of December 31, 2015 and 2014, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the years ended December 31, 2015, 2014, and 2013 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement	Registrant
		(In Millions)
2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($33.2)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.1)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.4)	Entergy New Orleans

FTRs	Purchased power	$68.7	Entergy Arkansas
FTRs	Purchased power	$55.4	Entergy Louisiana
FTRs	Purchased power	$16.5	Entergy Mississippi
FTRs	Purchased power	$8.5	Entergy New Orleans
FTRs	Purchased power	$16.8	Entergy Texas

2014
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.5)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.5)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.2)	Entergy New Orleans

FTRs	Purchased power	$21.6	Entergy Arkansas
FTRs	Purchased power	$103.5	Entergy Louisiana
FTRs	Purchased power	$19.0	Entergy Mississippi
FTRs	Purchased power	$16.5	Entergy New Orleans
FTRs	Purchased power	$65.8	Entergy Texas

2013
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$10.5	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$2.5	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.1	Entergy New Orleans

FTRs	Purchased power	($0.1)	Entergy Arkansas
FTRs	Purchased power	$0.5	Entergy Louisiana
FTRs	Purchased power	$1.0	Entergy Mississippi
FTRs	Purchased power	$1.2	Entergy New Orleans
FTRs	Purchased power	$0.8	Entergy Texas

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

The values of FTRs are based on unobservable inputs, including estimates of congestion costs in MISO between applicable generation and load pricing nodes based on the 50th percentile of historical prices.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group for the unregulated business and by the System Planning and Operations Risk Control group for the Utility operating companies.  The values are calculated internally and verified against the data published by MISO. Entergy’s Accounting Policy group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The Risk

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Control groups report to the Vice President and Treasurer.  The Accounting Policy group reports to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2015 and December 31, 2014.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,287	$—	$—	$1,287
Decommissioning trust funds (a):
Equity securities	468	2,727	—	3,195
Debt securities	1,061	1,094	—	2,155
Power contracts	—	—	195	195
Securitization recovery trust account	50	—	—	50
Escrow accounts	425	—	—	425
FTRs	—	—	23	23
	$3,291	$3,821	$218	$7,330
Liabilities:
Power contracts	$—	$—	$6	$6
Gas hedge contracts	9	—	—	9
	$9	$—	$6	$15

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,291	$—	$—	$1,291
Decommissioning trust funds (a):
Equity securities	452	2,834	—	3,286
Debt securities	880	1,205	—	2,085
Power contracts	—	—	217	217
Securitization recovery trust account	44	—	—	44
Escrow accounts	362	—	—	362
FTRs	—	—	47	47
	$3,029	$4,039	$264	$7,332
Liabilities:
Power contracts	$—	$—	$2	$2
Gas hedge contracts	20	—	—	20
	$20	$—	$2	$22

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 17 to the financial statements for additional information on the investment portfolios.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the years ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
	Power Contracts	FTRs	Power Contracts	FTRs	Power Contracts	FTRs
	(In Millions)
Balance as of January 1,	$215	$47	($133)	$34	$178	$—
Total gains (losses) for the period (a)
Included in earnings	(20)	(1)	55	2	(73)	—
Included in OCI	254	—	131	—	(204)	—
Included as a regulatory liability/asset	—	63	—	119	—	—
Issuances of FTRs	—	80	—	121	—	37
Purchases	15	—	17	—	14	—
Settlements	(275)	(166)	145	(229)	(48)	(3)
Balance as of December 31,	$189	$23	$215	$47	($133)	$34

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $3 million, $120 million, and ($35) million for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification, as of December 31, 2015:

Transaction Type	Fair Value as of December 31, 2015	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value
	(In Millions)			(In Millions)
Power contracts - electricity swaps	$157	Unit contingent discount	+/-3%	$8
Power contracts - electricity options	$32	Implied volatility	+/-83%	$12

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of December 31, 2015 and December 31, 2014.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.0	$464.4	$—	$467.4
Debt securities	110.5	193.4	—	303.9
Securitization recovery trust account	4.2	—	—	4.2
Escrow accounts	12.2	—	—	12.2
FTRs	—	—	7.9	7.9
	$129.9	$657.8	$7.9	$795.6

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$208.0	$—	$—	$208.0
Decommissioning trust funds (a):
Equity securities	7.2	480.1	—	487.3
Debt securities	72.2	210.4	—	282.6
Securitization recovery trust account	4.1	—	—	4.1
Escrow accounts	12.2	—	—	12.2
FTRs	—	—	0.7	0.7
	$303.7	$690.5	$0.7	$994.9

Entergy Louisiana

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$34.8	$—	$—	$34.8
Decommissioning trust funds (a):
Equity securities	7.1	625.3	—	632.4
Debt securities	161.1	248.8	—	409.9
Securitization recovery trust account	3.2	—	—	3.2
Escrow accounts	290.4	—	—	290.4
FTRs	—	—	8.5	8.5
	$496.6	$874.1	$8.5	$1,379.2

Liabilities:
Gas hedge contracts	$7.0	$—	$—	$7.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$266.7	$—	$—	$266.7
Decommissioning trust funds (a):
Equity securities	15.3	620.2	—	635.5
Debt securities	150.6	235.2	—	385.8
Securitization recovery trust account	3.1	—	—	3.1
Escrow accounts	290.1	—	—	290.1
FTRs	—	—	25.5	25.5
	$725.8	$855.4	$25.5	$1,606.7
Liabilities:
Gas hedge contracts	$15.8	$—	$—	$15.8

Entergy Mississippi

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$144.2	$—	$—	$144.2
Escrow accounts	41.7	—	—	41.7
FTRs	—	—	2.4	2.4
	$185.9	$—	$2.4	$188.3

Liabilities:
Gas hedge contracts	$1.3	$—	$—	$1.3

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$60.4	$—	$—	$60.4
Escrow accounts	41.8	—	—	41.8
FTRs	—	—	3.4	3.4
	$102.2	$—	$3.4	$105.6

Liabilities:
Gas hedge contracts	$2.8	$—	$—	$2.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$87.8	$—	$—	$87.8
Securitization recovery trust account	4.6	—	—	4.6
Escrow accounts	81.0	—	—	81.0
FTRs	—	—	1.5	1.5
	$173.4	$—	$1.5	$174.9

Liabilities:
Gas hedge contracts	$0.5	$—	$—	$0.5

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$41.4	$—	$—	$41.4
Escrow accounts	18.0	—	—	18.0
FTRs	—	—	4.1	4.1
	$59.4	$—	$4.1	$63.5
Liabilities:
Gas hedge contracts	$0.9	$—	$—	$0.9

Entergy Texas

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$38.2	$—	$—	$38.2
FTRs	—	—	2.2	2.2
	$38.2	$—	$2.2	$40.4

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.7	$—	$—	$28.7
Securitization recovery trust account	37.2	—	—	37.2
FTRs	—	—	12.3	12.3
	$65.9	$—	$12.3	$78.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$222.0	$—	$—	$222.0
Decommissioning trust funds (a):
Equity securities	1.8	421.9	—	423.7
Debt securities	218.6	59.2	—	277.8
	$442.4	$481.1	$—	$923.5

2014	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$222.4	$—	$—	$222.4
Decommissioning trust funds (a):
Equity securities	2.0	422.5	—	424.5
Debt securities	194.2	61.1	—	255.3
	$418.6	$483.6	$—	$902.2

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 17 to the financial statements for additional information on the investment portfolios.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2015.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1,	$0.7	$25.5	$3.4	$4.1	$12.3
Issuances of FTRs	7.0	48.3	5.4	7.3	11.4
Gains (losses) included as a regulatory liability/asset	68.9	(9.9)	10.1	(1.4)	(4.7)
Settlements	(68.7)	(55.4)	(16.5)	(8.5)	(16.8)
Balance as of December 31,	$7.9	$8.5	$2.4	$1.5	$2.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2014.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1,	$—	$12.4	$1.0	$2.0	$18.4
Issuances of FTRs	4.2	58.8	15.2	8.3	33.2
Gains (losses) included as a regulatory liability/asset	18.1	57.8	6.2	10.3	26.5
Settlements	(21.6)	(103.5)	(19.0)	(16.5)	(65.8)
Balance as of December 31,	$0.7	$25.5	$3.4	$4.1	$12.3

NOTE 17.    DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

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

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of December 31, 2015 and 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$3,195	$1,396	$2
Debt Securities	2,155	41	17
Total	$5,350	$1,437	$19

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2014
Equity Securities	$3,286	$1,513	$1
Debt Securities	2,085	76	6
Total	$5,371	$1,589	$7

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income (loss) for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $342 million and $396 million as of December 31, 2015 and 2014, respectively.  The amortized cost of debt securities was $2,124 million as of December 31, 2015 and $2,019 million as of December 31, 2014.  As of December 31, 2015, the debt securities have an average coupon rate of approximately 3.16%, an average duration of approximately 5.70 years, and an average maturity of approximately 8.55 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$54	$2	$1,031	$15
More than 12 months	1	—	61	2
Total	$55	$2	$1,092	$17

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$77	$94
1 year - 5 years	857	783
5 years - 10 years	704	681
10 years - 15 years	124	173
15 years - 20 years	50	79
20 years+	343	275
Total	$2,155	$2,085
During the years ended December 31, 2015, 2014, and 2013, proceeds from the dispositions of securities amounted to $2,492 million, $1,872 million, and $2,032 million, respectively.  During the years ended December 31, 2015, 2014, and 2013, gross gains of $72 million, $39 million, and $91 million, respectively, and gross losses of $13 million, $8 million, and $11 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2015 and 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$467.4	$234.4	$0.2
Debt Securities	303.9	4.1	2.2
Total	$771.3	$238.5	$2.4
2014
Equity Securities	$487.3	$248.9	$—
Debt Securities	282.6	6.2	1.1
Total	$769.9	$255.1	$1.1

The amortized cost of debt securities was $301.8 million as of December 31, 2015 and $277.4 million as of December 31, 2014.  As of December 31, 2015, the debt securities have an average coupon rate of approximately 2.44%, an average duration of approximately 5.14 years, and an average maturity of approximately 5.98 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$7.8	$0.2	$111.4	$1.7
More than 12 months	—	—	18.5	0.5
Total	$7.8	$0.2	$129.9	$2.2

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$56.5	$0.3
More than 12 months	—	—	34.8	0.8
Total	$0.1	$—	$91.3	$1.1

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$1.8	$14.9
1 year - 5 years	145.2	127.3
5 years - 10 years	138.5	128.2
10 years - 15 years	2.4	1.7
15 years - 20 years	2.0	1.0
20 years+	14.0	9.5
Total	$303.9	$282.6

During the years ended December 31, 2015, 2014, and 2013, proceeds from the dispositions of securities amounted to $213 million, $181.5 million, and $266.4 million, respectively.  During the years ended December 31, 2015, 2014, and 2013, gross gains of $5.9 million, $8.7 million, and $16.8 million, respectively, and gross losses of $0.3 million, $0.3 million, and $0.6 million, respectively, were recorded in earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2015 and 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$632.4	$283.7	$0.2
Debt Securities	409.9	13.2	2.4
Total	$1,042.3	$296.9	$2.6
2014
Equity Securities	$635.5	$294.3	$—
Debt Securities	385.8	18.8	0.7
Total	$1,021.3	$313.1	$0.7

The amortized cost of debt securities was $399.2 million as of December 31, 2015 and $369.4 million as of December 31, 2014.  As of December 31, 2015, the debt securities have an average coupon rate of approximately 3.89%, an average duration of approximately 5.49 years, and an average maturity of approximately 9.91 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$9.4	$0.2	$124.0	$2.0
More than 12 months	—	—	7.4	0.4
Total	$9.4	$0.2	$131.4	$2.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.2	$—	$33.1	$0.2
More than 12 months	—	—	27.1	0.5
Total	$0.2	$—	$60.2	$0.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$27.1	$12.0
1 year - 5 years	124.0	118.0
5 years - 10 years	114.3	112.5
10 years - 15 years	39.3	50.9
15 years - 20 years	26.5	24.2
20 years+	78.7	68.2
Total	$409.9	$385.8

During the years ended December 31, 2015, 2014, and 2013, proceeds from the dispositions of securities amounted to $123.5 million, $216.7 million, and $303.7 million, respectively.  During the years ended December 31, 2015, 2014, and 2013, gross gains of $1.9 million, $2.2 million, and $22 million, respectively, and gross losses of $0.3 million, $0.3 million, and $0.2 million, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2015 and 2014 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$423.7	$179.2	$0.3
Debt Securities	277.8	2.2	2.3
Total	$701.5	$181.4	$2.6
2014
Equity Securities	$424.5	$188.0	$—
Debt Securities	255.3	5.9	0.3
Total	$679.8	$193.9	$0.3

The amortized cost of debt securities was $270.7 million as of December 31, 2015 and $251 million as of December 31, 2014.  As of December 31, 2015, the debt securities have an average coupon rate of approximately 2.16%, an average duration of approximately 4.86 years, and an average maturity of approximately 6.34 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$8.3	$0.2	$200.4	$2.2
More than 12 months	0.9	0.1	5.0	0.1
Total	$9.2	$0.3	$205.4	$2.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2014:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.1	$—	$51.6	$0.2
More than 12 months	—	—	6.5	0.1
Total	$0.1	$—	$58.1	$0.3

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2015 and 2014 are as follows:

	2015	2014
	(In Millions)
less than 1 year	$2.0	$33.5
1 year - 5 years	181.2	139.7
5 years - 10 years	63.0	53.5
10 years - 15 years	4.4	3.4
15 years - 20 years	1.6	3.2
20 years+	25.6	22.0
Total	$277.8	$255.3

During the years ended December 31, 2015, 2014, and 2013, proceeds from the dispositions of securities amounted to $390.4 million, $392.9 million, and $215.5 million, respectively.  During the years ended December 31, 2015, 2014, and 2013, gross gains of $3.3 million, $1.8 million, and $1.5 million, respectively, and gross losses of $0.5 million, $0.9 million, and $1.3 million, respectively, were recorded in earnings.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the years ended December 31, 2015, 2014, and 2013.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in 2015, 2014, and 2013, respectively, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

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

Entergy Arkansas, Entergy Louisiana, and System Energy consolidate the respective companies from which they lease nuclear fuel, usually in a sale and leaseback transaction. This is because Entergy directs the nuclear fuel companies with respect to nuclear fuel purchases, assists the nuclear fuel companies in obtaining financing, and, if financing cannot be arranged, the lessee (Entergy Arkansas, Entergy Louisiana, or System Energy) is responsible to repurchase nuclear fuel to allow the nuclear fuel company (the VIE) to meet its obligations. During the term of the arrangements, none of the Entergy operating companies have been required to provide financial support apart from their scheduled lease payments. See Note 4 to the financial statements for details of the nuclear fuel companies’ credit facility and commercial paper borrowings and long-term debt that are reported by Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy. These amounts also represent Entergy’s and the respective Registrant Subsidiary’s maximum exposure to losses associated with their respective interests in the nuclear fuel companies.

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

Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy New Orleans, is a variable interest entity, and Entergy New Orleans is the primary beneficiary. In July 2015, Entergy New Orleans Storm Recovery Funding issued storm cost recovery bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs, including carrying costs, the costs of funding and replenishing the storm recovery reserve, and up-front financing costs associated with the securitization. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The storm recovery property is reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections. See Note 5 to the financial statements for additional details regarding the securitization bonds.

Entergy Louisiana and System Energy are also considered to each hold a variable interest in the lessors from which they lease undivided interests in the Waterford 3 and Grand Gulf nuclear plants, respectively.  Entergy Louisiana and System Energy are the lessees under these arrangements, which are described in more detail in Note 10 to the financial statements.  Entergy Louisiana made payments on its lease, including interest, of $28.8 million in 2015, $31 million in 2014, and $26.3 million in 2013.  System Energy made payments on its lease, including interest, of $52.3 million in 2015, $51.6 million in 2014, and $50.5 million in 2013.  The lessors are banks acting in the capacity of owner trustee for the benefit of equity investors in the transactions pursuant to trust agreements entered solely for the purpose of facilitating the lease transactions.  It is possible that Entergy Louisiana and System Energy may be considered as the primary beneficiary of the lessors, but Entergy is unable to apply the authoritative accounting guidance with respect to these VIEs because the lessors are not required to, and could not, provide the necessary financial information to consolidate the lessors.  Because Entergy accounts for these leasing arrangements as capital financings, however, Entergy believes that consolidating the lessors would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  Entergy believes, however, that the obligations recorded on the balance sheets materially represent each company’s potential exposure to loss.

Entergy has also reviewed various lease arrangements, power purchase agreements, including agreements for renewable power, and other agreements that represent variable interests in other legal entities which have been determined to be variable interest entities.  In these cases, Entergy has determined that it is not the primary beneficiary of the related VIE because it does not have the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, or it does not have the obligation to absorb losses or the right to residual returns that would potentially be significant to the entity, or both.

NOTE 19.   TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

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

As described in Note 4 to the financial statements, the Registrant Subsidiaries participate in Entergy’s money pool and earn interest income from the money pool.  As described in Note 2 to the financial statements, Entergy Louisiana receives preferred membership distributions from Entergy Holdings Company.

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2015	$127.9	$420.2	$86.0	$66.1	$259.1	$632.4
2014	$131.2	$440.2	$169.8	$80.1	$316.1	$664.4
2013	$349.9	$329.5	$107.3	$28.1	$369.4	$735.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Intercompany Operating Expenses

	Entergy Arkansas (a)	Entergy Louisiana (b)	Entergy Mississippi	Entergy New Orleans (c)	Entergy Texas	System Energy
	(In Millions)
2015	$508.5	$929.4	$331.8	$278.4	$413.7	$155.1
2014	$596.6	$1,027.6	$367.6	$249.5	$445.3	$156.7
2013	$656.1	$1,171.9	$399.0	$288.7	$418.1	$175.2

(a)	Includes power purchased from Entergy Power of $3.3 million in 2013. The contract with Entergy Power expired in May 2013.

(b)	Includes power purchased from RS Cogen of $3.2 million in 2013 and power purchased from Entergy Power of $8.1 million in 2013. The contract with Entergy Power expired in May 2013.

(c)	Includes power purchased from Entergy Power of $8 million in 2013. The contract with Entergy Power expired in May 2013.

Intercompany Interest and Investment Income

Entergy Louisiana
(In Millions)

2015	$133.6
2014	$117.9
2013	$105.7

NOTE 20.  QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating results for the four quarters of 2015 and 2014 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income (Loss)	Consolidated Net Income (Loss)	Net Income (Loss) Attributable to Entergy Corporation
	(In Thousands)
2015:
First Quarter	$2,920,090	$542,769	$302,929	$298,050
Second Quarter	$2,713,231	$377,383	$153,722	$148,843
Third Quarter	$3,371,406	($965,016)	($718,233)	($723,027)
Fourth Quarter	$2,508,523	($254,300)	$104,849	$99,573
2014:
First Quarter	$3,208,843	$739,877	$406,053	$401,174
Second Quarter	$2,996,650	$454,477	$194,281	$189,383
Third Quarter	$3,458,110	$492,859	$234,916	$230,037
Fourth Quarter	$2,831,318	$319,674	$125,006	$120,127

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings per Average Common Share

	2015		2014
	Basic	Diluted	Basic	Diluted
First Quarter	$1.66	$1.65	$2.24	$2.24
Second Quarter	$0.83	$0.83	$1.06	$1.05
Third Quarter	($4.04)	($4.04)	$1.28	$1.27
Fourth Quarter	$0.56	$0.56	$0.67	$0.66

Third quarter 2015 results of operations includes $1,642 million ($1,062 million net-of-tax) of impairment and related charges to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values. Fourth quarter 2015 results of operations includes $396 million ($256 million net-of-tax) of impairment and related changes to write down the carrying values of the Palisades plant and related assets to their fair values. See Note 1 to the financial statements for further discussion of the charges. As a result of the Entergy Louisiana and Entergy Gulf States Louisiana business combination, results of operations for 2015 also include two items that occurred in October 2015: 1) a deferred tax asset and resulting net increase in tax basis of approximately $334 million and 2) a regulatory liability of $107 million ($66 million net-of-tax) as a result of customer credits to be realized by electric customers of Entergy Louisiana, consistent with the terms of an agreement with the LPSC. See Note 2 to the financial statements for further discussion of the business combination and customer credits. Results of operations for fourth quarter 2015 also include the sale in December 2015 of the 583 MW Rhode Island State Energy Center for a realized gain of $154 million ($100 million net-of-tax) on the sale and the $77 million ($47 million net-of-tax) write-off and related charges to recognize that a portion of the assets associated with Entergy Louisiana’s Waterford 3 replacement steam generator project is no longer probable of recovery. See Note 2 to the financial statements for further discussion of the Waterford 3 write-off.

Results of operations for third quarter 2014 include $113 million ($74 million net-of-tax) of charges related to Vermont Yankee, including the effects of an updated decommissioning cost study along with reassessment of assumptions regarding the timing of decommissioning cash flows and severance and employee retention costs. See Note 1 to the financial statements for further discussion of these charges. Results of operations for third quarter 2014 also include the $61 million ($40 million net-of-tax) write-off of Entergy Mississippi’s regulatory asset associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff, subsequently approved by the MPSC, in which Entergy Mississippi agreed not to pursue recovery of the costs deferred by an MPSC order in the new nuclear generation docket. See Note 2 to the financial statements for further discussion of the new nuclear generation development costs and the joint stipulation.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter.  Operating results for the Registrant Subsidiaries for the four quarters of 2015 and 2014 were:
Operating Revenues

	Entergy Arkansas	Entergy Louisiana (a)	Entergy Mississippi	Entergy New Orleans (b)	Entergy Texas	System Energy
	(In Thousands)
2015:
First Quarter	$511,253	$1,069,191	$360,815	$156,626	$411,211	$156,039
Second Quarter	$551,809	$1,074,598	$344,975	$160,752	$402,921	$163,101
Third Quarter	$714,353	$1,298,482	$410,743	$209,733	$498,249	$155,899
Fourth Quarter	$476,149	$974,875	$280,452	$144,335	$394,822	$157,366
2014:
First Quarter	$514,981	$1,074,334	$348,196	$195,866	$440,256	$157,667
Second Quarter	$511,522	$1,231,428	$370,638	$180,320	$482,932	$163,830
Third Quarter	$627,153	$1,421,028	$425,341	$198,524	$528,508	$172,151
Fourth Quarter	$518,735	$1,013,714	$380,018	$160,482	$400,286	$170,716

(a)
See Note 1 to the financial statements for discussion of the business combination of Entergy Louisiana and Entergy Gulf States Louisiana.   The effect of the business combination has been retrospectively applied to Entergy Louisiana's financial statements that are presented in this report. As a result, operating revenues are higher by $429,097 in the first quarter 2015, $406,974 in the second quarter 2015, $488,543 in the third quarter 2015, $450,840 in the first quarter 2014, $495,020 in the second quarter 2014, $550,847 in the third quarter 2014, and $417,916 in the fourth quarter 2014.

(b)
See Note 1 to the financial statements for discussion of the transfer of Entergy Louisiana’s Algiers assets to Entergy New Orleans. The effect of the Algiers transfer has been retrospectively applied to Entergy New Orleans’s financial statements that are presented in this report.  As a result, operating revenues are higher by $9,726 in the first quarter 2015, $10,258 in the second quarter 2015, $9,299 in the first quarter 2014, $10,331 in the second quarter 2014, $15,553 in the third quarter 2014, and $9,924 in the fourth quarter 2014.

Operating Income (Loss)

	Entergy Arkansas	Entergy Louisiana (c)	Entergy Mississippi	Entergy New Orleans (d)	Entergy Texas	System Energy
	(In Thousands)
2015:
First Quarter	$36,656	$185,776	$54,839	$20,745	$44,013	$47,784
Second Quarter	$55,149	$191,068	$58,086	$20,154	$44,064	$45,470
Third Quarter	$109,236	$294,436	$74,264	$34,734	$86,624	$47,135
Fourth Quarter	($21,635)	$47,052	$24,717	$9,337	$8,944	$45,239
2014:
First Quarter	$66,360	$167,633	$57,132	$15,822	$43,056	$52,029
Second Quarter	$68,970	$170,526	$59,063	$13,421	$53,158	$56,547
Third Quarter	$115,357	$257,293	$9,403	$28,396	$82,911	$58,484
Fourth Quarter	$19,317	$82,381	$61,162	$317	$29,590	$54,056

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(c)
See Note 1 to the financial statements for discussion of the business combination of Entergy Louisiana and Entergy Gulf States Louisiana. The effect of the business combination has been retrospectively applied to Entergy Louisiana's financial statements that are presented in this report. As a result, operating income is higher by $79,389 in the first quarter 2015, $65,901 in the second quarter 2015, $100,753 in the third quarter 2015, $82,576 in the first quarter 2014, $70,350 in the second quarter 2014, $96,698 in the third quarter 2014, and $43,766 in the fourth quarter 2014.

(d)
See Note 1 to the financial statements for discussion of the transfer of Entergy Louisiana’s Algiers assets to Entergy New Orleans. The effect of the Algiers transfer has been retrospectively applied to Entergy New Orleans’s financial statements that are presented in this report. As a result, operating income is higher by $1,177 in the first quarter 2015, $1,504 in the second quarter 2015, $541 in the first quarter 2014, $559 in the second quarter 2014, $3,530 in the third quarter 2014, and $856 in the fourth quarter 2014.

Net Income (Loss)

	Entergy Arkansas	Entergy Louisiana (e)	Entergy Mississippi	Entergy New Orleans (f)	Entergy Texas	System Energy
	(In Thousands)
2015:
First Quarter	$17,865	$126,109	$24,935	$11,292	$16,591	$25,533
Second Quarter	$21,525	$108,981	$26,279	$10,895	$14,890	$21,860
Third Quarter	$55,662	$187,140	$36,576	$19,163	$43,314	$25,223
Fourth Quarter	($20,780)	$24,409	$4,918	$3,575	($5,170)	$38,702
2014:
First Quarter	$28,370	$104,850	$25,839	$8,276	$13,165	$24,619
Second Quarter	$29,005	$105,838	$26,564	$6,406	$18,585	$25,931
Third Quarter	$62,980	$179,356	($6,464)	$15,950	$39,559	$26,730
Fourth Quarter	$1,037	$55,978	$28,882	$398	$3,495	$19,054

(e)
See Note 1 to the financial statements for discussion of the business combination of Entergy Louisiana and Entergy Gulf States Louisiana. The effect of the business combination has been retrospectively applied to Entergy Louisiana's financial statements that are presented in this report. As a result, net income is higher by $53,845 in the first quarter 2015, $33,963 in the second quarter 2015, $68,140 in the third quarter 2015, $46,472 in the first quarter 2014, $36,171 in the second quarter 2014, $55,535 in the third quarter 2014, and $24,313 in the fourth quarter 2014.

(f)
See Note 1 to the financial statements for discussion of the transfer of Entergy Louisiana’s Algiers assets to Entergy New Orleans. The effect of the Algiers transfer has been retrospectively applied to Entergy New Orleans’s financial statements that are presented in this report. As a result, net income is higher (lower) by $238 in the first quarter 2015, $393 in the second quarter 2015, ($18) in the first quarter 2014, $32 in the second quarter 2014, $2,018 in the third quarter 2014, and $291 in the fourth quarter 2014.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings (Loss) Applicable to Common Equity

	Entergy Arkansas	Entergy Louisiana (g)	Entergy Mississippi	Entergy New Orleans (h)
	(In Thousands)
2015:
First Quarter	$16,147	$124,165	$24,228	$11,051
Second Quarter	$19,807	$107,037	$25,572	$10,654
Third Quarter	$53,944	$185,290	$35,869	$18,922
Fourth Quarter	($22,499)	$24,410	$4,211	$3,333
2014:
First Quarter	$26,652	$102,906	$25,132	$8,035
Second Quarter	$27,287	$103,872	$25,857	$6,165
Third Quarter	$61,262	$177,412	($7,171)	$15,709
Fourth Quarter	($682)	$54,036	$28,175	$156

(g)
See Note 1 to the financial statements for discussion of the business combination of Entergy Louisiana and Entergy Gulf States Louisiana. The effect of the business combination has been retrospectively applied to Entergy Louisiana's financial statements that are presented in this report. As a result, earnings applicable to common equity is higher by $53,639 in the first quarter 2015, $33,757 in the second quarter 2015, $67,970 in the third quarter 2015, $46,266 in the first quarter 2014, $35,962 in the second quarter 2014, $55,329 in the third quarter 2014, and $24,107 in the fourth quarter 2014.

(h)
See Note 1 to the financial statements for discussion of the transfer of Entergy Louisiana’s Algiers assets to Entergy New Orleans. The effect of the Algiers transfer has been retrospectively applied to Entergy New Orleans’s financial statements that are presented in this report. As a result, earnings applicable to common equity is higher (lower) by $238 in the first quarter 2015, $393 in the second quarter 2015, ($18) in the first quarter 2014, $32 in the second quarter 2014, $2,018 in the third quarter 2014, and $290 in the fourth quarter 2014.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail distribution operations.  Entergy owns and operates power plants with approximately 30,000 MW of electric generating capacity, including nearly 10,000 MW of nuclear power. Entergy delivers electricity to 2.8 million utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy had annual revenues of $11.5 billion in 2015 and had more than 13,000 employees as of December 31, 2015.

Entergy operates primarily through two business segments: Utility and Entergy Wholesale Commodities.

•
The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers. On December 29, 2014, the Vermont Yankee plant ceased power production and entered its decommissioning phase. In October 2015, Entergy determined that it will close the Pilgrim plant no later than June 1, 2019 and the FitzPatrick plant at the end of its current fuel cycle, planned for January 27, 2017. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

See Note 13 to the financial statements for financial information regarding Entergy’s business segments.

Strategy

Entergy’s mission is to operate a world-class energy business that creates sustainable value for its owners, customers, employees, and communities.  Entergy aspires to achieve top quartile total shareholder returns in a socially and environmentally responsible fashion by leveraging the scale and expertise inherent in its core utility and nuclear operations.  Entergy’s current scope includes electricity generation, transmission, and distribution as well as natural gas distribution.  Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, risk management, and engaged employees.  Entergy also continually seeks opportunities to grow its utility business to benefit all stakeholders and to optimize its portfolio of assets in an ever-dynamic market through periodic buy, build, hold, or disposal decisions.  To accomplish this, Entergy has established strategic imperatives for each business segment.  For the Utility, the strategic imperative is to modernize its operations and maintain reliability, and for Entergy Wholesale Commodities, the strategic imperative is to manage the risk in the business.

Utility

The Utility business segment includes five wholly-owned retail electric utility subsidiaries: Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.  These companies generate, transmit, distribute and sell electric power to retail and wholesale customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy Louisiana and Entergy New Orleans also provide natural gas utility services to customers in and around Baton Rouge, Louisiana, and New Orleans, Louisiana, respectively.  Also included in the Utility is System Energy, a wholly-owned subsidiary of Entergy Corporation that owns or leases 90 percent of Grand Gulf.  System Energy sells its power and capacity from Grand Gulf at wholesale to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.  The five retail utility subsidiaries are each regulated by the FERC and by state utility commissions, or, in the case of Entergy New Orleans, the City Council.  System Energy is regulated by the FERC because all of its transactions are at wholesale.  The overall generation portfolio of the Utility, which relies heavily on natural gas and nuclear generation, is consistent with Entergy’s strong support for the environment.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2015, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)
Entergy Arkansas	Portions of Arkansas	705	25%
Entergy Louisiana	Portions of Louisiana	1,064	37%	94	47%
Entergy Mississippi	Portions of Mississippi	445	16%
Entergy New Orleans	City of New Orleans	197	7%	105	53%
Entergy Texas	Portions of Texas	434	15%
Total customers		2,845	100%	199	100%

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On July 29, 2015, Entergy reached a 2015 peak demand of 21,730 MWh, compared to the 2014 peak of 20,472 MWh recorded on August 22, 2014.  Selected electric energy sales data is shown in the table below:

Selected 2015 Electric Energy Sales Data

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(In GWh)
Sales to retail customers	21,160	54,568	13,290	5,845	17,749	—	112,312
Sales for resale:
Affiliates	2,239	7,500	1,419	1,644	5,853	10,547	—
Others	7,980	770	261	11	254	—	9,274
Total	31,379	62,838	14,970	7,500	23,856	10,547	121,586
Average use per residential customer (kWh)	13,642	15,717	15,210	11,939	15,503	—	14,831

(a)	Includes the effect of intercompany eliminations.

The following table illustrates the Utility operating companies’ 2015 combined electric sales volume as a percentage of total electric sales volume, and 2015 combined electric revenues as a percentage of total 2015 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue
Residential	29.7	37.8
Commercial	24.1	27.0
Industrial (a)	36.5	26.4
Governmental	2.1	2.4
Wholesale/Other	7.6	6.4

(a)	Major industrial customers are in the chemical, petroleum refining, and pulp and paper industries.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

See “Selected Financial Data” for each of the Utility operating companies for the detail of their sales by customer class for 2011-2015.

Selected 2015 Natural Gas Sales Data

Entergy New Orleans and Entergy Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Louisiana sold 10,635,982 and 7,082,260 Mcf, respectively, of natural gas to retail customers in 2015.  In 2015, 99% of Entergy Louisiana’s operating revenue was derived from the electric utility business, and only 1% from the natural gas distribution business.  For Entergy New Orleans, 87% of operating revenue was derived from the electric utility business and 13% from the natural gas distribution business in 2015.

Following is data concerning Entergy New Orleans’s 2015 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Revenue
Residential	43%	49%
Commercial	38%	27%
Industrial	6%	8%
Governmental/Municipal	13%	16%

Retail Rate Regulation

General (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Each Utility operating company regularly participates in retail rate proceedings.  The status of material retail rate proceedings is described in Note 2 to the financial statements.  Certain aspects of the Utility operating companies’ retail rate mechanisms are discussed below.

Entergy Arkansas

Fuel and Purchased Power Cost Recovery

Entergy Arkansas’s rate schedules include an energy cost recovery rider to recover fuel and purchased power costs in monthly bills.  The rider utilizes prior calendar year energy costs and projected energy sales for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery, including carrying charges, of the energy cost for the prior calendar year.  The energy cost recovery rider tariff also allows an interim rate request depending upon the level of over- or under-recovery of fuel and purchased energy costs.  In December 2007 the APSC issued an order stating that Entergy Arkansas’s energy cost recovery rider will remain in effect, and any future termination of the rider would be subject to eighteen months advance notice by the APSC, which would occur following notice and hearing.

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

Entergy Louisiana’s gas rates include a purchased gas adjustment clause based on estimated gas costs for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

To help stabilize retail gas costs, Entergy Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility for its gas purchased for resale through the use of financial instruments.  Entergy Louisiana hedges approximately one-half of the projected natural gas volumes used to serve its natural gas customers for November through March.  The hedge quantity is reviewed on an annual basis.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Louisiana’s filings to recover storm-related costs.

Entergy Mississippi

Fuel Recovery

Entergy Mississippi’s rate schedules include energy cost recovery riders to recover fuel and purchased power costs.  The energy cost rate for each calendar year is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy costs as of the 12-month period ended September 30.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.

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

To help stabilize electricity costs, Entergy Mississippi received approval from the MPSC to hedge its exposure to natural gas price volatility through the use of financial instruments.  Entergy Mississippi hedges approximately one-

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year.  The hedge quantity is reviewed on an annual basis.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of proceedings regarding recovery of Entergy Mississippi’s storm-related costs.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy Texas and the other parties to the PUCT proceeding to determine the design of the competitive generation tariff were involved in negotiations throughout 2011 and 2012 with the objective of resolving as many disputed issues as possible regarding the tariff.  The PUCT determined that unrecovered costs that could be recovered through the rider consist only of those costs necessary to implement and administer the competitive generation program and do not include lost revenues or embedded generation costs.  The PUCT also ruled that the amount of customer load that may be included in the competitive generation service program is limited to 115 MW.  After additional negotiations, and ultimately the scheduling of a hearing to resolve remaining contested issues, the PUCT issued the order approving the competitive generation service rider in July 2013. Entergy Texas filed for rehearing of the PUCT’s July 2013 order, which the PUCT denied. Entergy Texas has since filed its appeal of that PUCT order to the Travis County District Court, which found in favor of the PUCT in an order issued in October 2014. In November 2014, Entergy Texas appealed the District Court’s order which moves the appeal to the Third Court of Appeals. Entergy Texas and opposing parties filed briefs and responses in the first quarter 2015. Oral argument was held in May 2015. The appeal remains pending.

In September 2011 the PUCT adopted a proposed rule implementing a distribution cost recovery factor to recover capital and capital-related costs related to distribution infrastructure.  The distribution cost recovery factor permits utilities once per year to implement an increase or decrease in rates above or below amounts reflected in base rates to reflect depreciation expense, federal income tax and other taxes, and return on investment.  The distribution cost recovery factor rider may be changed a maximum of four times between base rate cases, and expires in September 2019, unless otherwise extended by the Texas Legislature.

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

Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 175 incorporated municipalities and in the unincorporated areas of approximately 59 parishes of Louisiana.  Entergy Louisiana holds non-exclusive franchises to provide natural gas service to customers in the City of Baton Rouge and in East Baton Rouge Parish.  Municipal franchise agreement terms range from 25 to 60 years while parish franchise terms range from 25 to 99 years.

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

Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to indeterminate permits set forth in city ordinances.  These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans’s electric and gas utility properties.

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

Property and Other Generation Resources

Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2015, is indicated below:

	Owned and Leased Capability MW(a)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro
Entergy Arkansas	4,696	1,618	1,809	1,196	73
Entergy Louisiana	8,494	6,003	2,128	363	—
Entergy Mississippi	3,536	3,116	—	420	—
Entergy New Orleans	782	782	—	—	—
Entergy Texas	2,541	2,272	—	269	—
System Energy	1,261	—	1,261	—	—
Total	21,310	13,791	5,198	2,248	73

(a)
“Owned and Leased Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

Summer peak load for the Utility has averaged 21,604 MW over the previous decade.  The Utility operating companies, in aggregate, are projected to have approximately 200 MW more than their minimum capacity requirements needed to meet MISO Resource Adequacy for 2016.

The Utility operating companies’ load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections. These reviews consider existing and projected demand, and the availability and price of power, the location of new load, the economy, and the age and condition of Entergy’s existing infrastructure. The resource planning processes also considers Entergy Arkansas’s exit from the System Agreement on December 18, 2013, Entergy Mississippi’s exit from the System Agreement on November 7, 2015, as well as the termination of the System Agreement at the end of August 2016 for the remainder of the Utility operating companies.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The Utility operating companies’ long-term resource strategy, the “Portfolio Transformation Strategy,” calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted.  Over the past decade, the Portfolio Transformation Strategy has resulted in the addition of about 5,700 MW of new long-term resources. As MISO market participants, the Utility operating companies also participate in MISO’s Day Ahead and Real Time Energy and Ancillary Services markets to economically dispatch generation and purchase energy to serve customers reliably and at the lowest reasonable cost.

RFP Procurements

The Utility operating companies from time to time issue requests for proposals (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the Utility operating companies. The RFPs issued by the Utility operating companies have sought resources needed to meet near-term MISO reliability requirements as well as longer-term requirements through a broad range of wholesale power products, including limited-term (1 to 3 years) and long-term contractual products and asset acquisitions.  The RFP process has resulted, in the selection or acquisition of the following, including among other things, in:

•	Entergy Louisiana’s June 2005 purchase of the 718 MW, gas-fired Perryville plant, of which 35% of the output is sold to Entergy Texas;

•
Entergy Arkansas’s September 2008 purchase of the 789 MW, combined-cycle, gas-fired Ouachita Generating Facility. Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, owns one-third of the facility;

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

The selection of the St. Charles Power Station self-build project from the 2014 Amite South RFP, issued on behalf of Entergy Louisiana, is currently going through the regulatory approval process and, subject to such approval, full notice to proceed is expected to be issued in Summer 2016. Commercial operation is estimated to occur by Summer 2019.

The RFP process has also resulted in the selection, or confirmation of the economic merits of, long-term purchased power agreements (PPAs), including, among others:

•
River Bend 30% life-of-unit PPA between Entergy Louisiana and Entergy New Orleans for 100 MW related to Entergy Louisiana’s unregulated portion of the River Bend nuclear station, which portion was formerly owned by Cajun;

•
Entergy Arkansas wholesale base load capacity life-of-unit PPAs executed in 2003 totaling approximately 220 MW between Entergy Arkansas and Entergy Louisiana (110 MW) and between Entergy Arkansas and Entergy New Orleans (110 MW) related to the sale of a portion of Entergy Arkansas’s coal and nuclear base load resources (which had not been included in Entergy Arkansas’s retail rates);

•
12-month agreements originally executed in 2005 and which are renewed annually between Entergy Arkansas and Entergy Louisiana and Entergy Texas, and between Entergy Arkansas and Entergy Mississippi, relating to the sale of a portion of Entergy Arkansas’s coal and nuclear base load resources (which had not been included in Entergy Arkansas’s retail rates);

•	In December 2009, Entergy Texas and Exelon Generation Company, LLC executed a 10-year agreement for 150-300 MW from the Frontier Generating Station located in Grimes County, Texas;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•
In May 2011, Entergy Texas and Calpine Energy Services, L.P. executed a 10-year agreement for 485 MW from the Carville Energy Center located in St. Gabriel, Louisiana. Entergy Louisiana purchases 50% of the facility’s capacity and energy from Entergy Texas;

•
In September 2012, Entergy Gulf States Louisiana executed a 20-year agreement for 28 MW, with the potential to purchase an additional 9 megawatts when available, from Rain CII Carbon LLC’s pet coke calcining facility in Sulphur, Louisiana. The facility began commercial operation in May 2013. Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, now holds the agreement with the facility.

•
In October 2012, Entergy Arkansas and Union Power Partners, L.P. executed a 3 ½-year agreement for 495 MW from the Union Power Station located in El Dorado, Arkansas.  Cost recovery for this agreement was approved within Entergy Arkansas’s general rate case filed in March 2013;

•
In March 2013, Entergy Gulf States Louisiana executed a 20-year agreement for 8.5 MW from Agrilectric Power Partners, LP’s refurbished rice hull-fueled electric generation facility located in Lake Charles, Louisiana. Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, now holds the agreement with Agrilectric.

•
In September 2013, Entergy Louisiana executed a 10-year agreement with TX LFG Energy, LP, a wholly-owned subsidiary of Montauk Energy Holdings, LLC, to purchase approximately 3 MW from its landfill gas-fueled power generation facility located in Cleveland, Texas.

•
Entergy Mississippi’s cost-based purchase, beginning in January 2013, of 90 MW from Entergy Arkansas’s share of Grand Gulf (only 60 MW of this PPA came through the RFP process). Cost recovery for the 90 MW was approved by the MPSC in January 2013; and

•
In April 2015, Entergy Arkansas and Stuttgart Solar, LLC executed a 20-year agreement for 81 MW from a solar photovoltaic electric generation facility located near Stuttgart, Arkansas. The APSC has approved the project, and the expected commercial operation date is in June 2019.

In June 2015, Entergy Services, on behalf of Entergy Texas, issued the RFP for Long-Term Combined Cycle Turbine Capacity and Energy Resources and Limited-Term Capacity and Energy Resources. This RFP is seeking long-term resources up to 1,000 MW beginning in June 2021 and limited term resources up to 700 MW beginning as early as 2017 to meet transitional capacity and energy needs. This RFP includes a self-build option at Entergy Texas’s Lewis Creek site.

In September 2015, Entergy Services, on behalf of Entergy Louisiana issued the RFP for Developmental and Existing Capacity and Energy Resources. This RFP is seeking up to 1,000 MW for developmental and/or existing resources beginning in June 2020. This RFP includes a self-build option at Entergy Louisiana’s Nelson site.

In December 2015, Entergy Services, on behalf of Entergy Louisiana, issued notice of intent to issue a RFP for Renewable Resources. This RFP will seek up to 200 MW of renewable resources to identify potentially cost-effective renewable resources that can provide fuel diversity and other benefits to customers.

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

In December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Pursuant to the original agreement, Entergy Gulf States Louisiana will acquire two of the power blocks and a 50% undivided ownership interest

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy in certain assets related to the facility, and Entergy Arkansas and Entergy Texas would each acquire one power block and a 25% undivided ownership interest in the related assets. Entergy Texas subsequently chose to withdraw its certification filing for the purchase of one of the power blocks at the Union Power Station. In July 2015 the PUCT approved Entergy Texas’s withdrawal. Following Entergy Texas’s withdrawal, the power block was reallocated to Entergy New Orleans. Additionally, the business combination of Entergy Gulf States Louisiana and Entergy Louisiana received regulatory approval and closed in October 2015 making Entergy Louisiana the named purchaser of two of the power blocks at the Union Power Station. The base purchase price is expected to be approximately $948 million (approximately $237 million for each power block) subject to adjustments.  The purchase is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies. These include regulatory approvals from the APSC, LPSC, CNO, and FERC, as well as clearance under the Hart-Scott-Rodino anti-trust law. As of early January 2016, each of the Entergy's Utility operating companies involved in the purchase agreement has received retail regulatory approvals from their respective retail regulator. Closing of the purchase is expected to be completed promptly following the receipt of FERC approval.

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

Gas Property

As of December 31, 2015, Entergy New Orleans distributed and transported natural gas for distribution within New Orleans, Louisiana, through approximately 2,500 miles of gas pipeline.  As of December 31, 2015, the gas properties of Entergy Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Louisiana’s financial position.

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

Substantially all of the physical properties and assets owned by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are subject to the liens of mortgages securing bonds issued by those companies.  The Lewis Creek generating station is owned by GSG&T, Inc., a subsidiary of Entergy Texas, and is not subject to its mortgage lien.  Lewis Creek is leased to and operated by Entergy Texas.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2013-2015 were:

	Natural Gas		Nuclear		Coal		Purchased Power
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh
2015	35	2.65	31	0.85	7	2.85	27	3.39
2014	28	4.36	33	0.89	11	2.63	28	5.14
2013	26	4.12	39	0.92	10	2.70	25	4.32

Actual 2015 and projected 2016 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	Natural Gas		Nuclear		Coal		Purchased Power
	2015	2016	2015	2016	2015	2016	2015	2016
Entergy Arkansas (a)	18%	30%	54%	51%	14%	18%	14%	—%
Entergy Louisiana	46%	47%	27%	28%	2%	3%	25%	22%
Entergy Mississippi	39%	50%	27%	25%	8%	16%	26%	9%
Entergy New Orleans	38%	53%	44%	35%	—%	2%	18%	10%
Entergy Texas	39%	25%	8%	16%	4%	7%	49%	52%
System Energy (b)	—	—	100%	100%	—	—	—	—
Utility (a)	35%	42%	31%	32%	7%	8%	27%	18%

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas’s generation in 2015 and is expected to provide 1% of its generation in 2016.

(b)
Capacity and energy from System Energy’s interest in Grand Gulf is allocated as follows under the Unit Power Sales Agreement: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%.  Pursuant to purchased power agreements, Entergy Arkansas is selling a portion of its owned capacity and energy from Grand Gulf to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

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

Coal

Entergy Arkansas has committed to five one- to three-year contracts that will supply approximately 85% of the total coal supply needs in 2016.  These contracts are staggered in term so that not all contracts have to be renewed the same year.  The remaining 15% of total coal requirements will be satisfied by contracts with a term of less than one year.  Based on continued improved Powder River Basin (PRB) coal deliveries by rail and the high cost of alternate sources and modes of transportation, no alternative coal consumption is expected at Entergy Arkansas during 2016.  Coal will be transported to Arkansas via an existing transportation agreement that is expected to provide all of Entergy Arkansas’s rail transportation requirements for 2016.

Entergy Louisiana has committed to three one- to three-year contracts that will supply approximately all of Nelson Unit 6 coal needs in 2016.  If needed, additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs.  For the same reasons as for Entergy Arkansas’s plants, no alternative coal consumption is expected at Nelson Unit 6 during 2016.  Coal will be transported to Nelson via an existing transportation agreement that is expected to provide all of Entergy Louisiana’s rail transportation requirements for 2016.

For the year 2015, coal transportation delivery to Entergy Arkansas- and Entergy Louisiana-operated coal-fired units exceeded coal demand at the plants and it is expected that delivery times experienced in 2015 will continue to be adequate through 2016.  Both Entergy Arkansas and Entergy Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of PRB coal requested for 2016.  Entergy Louisiana’s and Entergy Texas’s coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

Nuclear Fuel

The nuclear fuel cycle consists of the following:

•	mining and milling of uranium ore to produce a concentrate;

•	conversion of the concentrate to uranium hexafluoride gas;

•	enrichment of the uranium hexafluoride gas;

•	fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and

•	disposal of spent fuel.

The Registrant Subsidiaries that own nuclear plants, Entergy Arkansas, Entergy Louisiana, and System Energy, are responsible through a shared regulated uranium pool for contracts to acquire nuclear material to be used in fueling Entergy’s Utility nuclear units.  These companies own the materials and services in this shared regulated uranium pool on a pro rata fractional basis determined by the nuclear generation capability of each company.  Any liabilities for obligations of the pooled contracts are on a several but not joint basis.  The shared regulated uranium pool maintains inventories of nuclear materials during the various stages of processing.  The Registrant Subsidiaries purchase enriched uranium hexafluoride for their nuclear plant reload requirements at the average inventory cost from the shared regulated uranium pool.  Entergy Operations Inc. contracts separately for the fabrication of nuclear fuel as agent on behalf of each of the Registrant Subsidiaries that owns a nuclear plant.  All contracts for the disposal of spent nuclear fuel are between the DOE and the owner of a nuclear power plant.

Based upon currently planned fuel cycles, the nuclear units in both the Utility and Entergy Wholesale Commodities segments have a diversified portfolio of contracts and inventory that provides substantially adequate

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through most of 2016 or beyond.  The nuclear fuel supply portfolio for the Entergy Wholesale Commodities segment is being adjusted to reflect reduced overall requirements related to the planned permanent shutdowns of the FitzPatrick and Pilgrim plants. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners.  There are a number of possible supply alternatives that may be accessed to mitigate any supplier performance failure, including potentially drawing upon Entergy’s inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

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

Entergy Arkansas, Entergy Louisiana, and System Energy each have made arrangements to lease nuclear fuel and related equipment and services.  The lessors, which are consolidated in the financial statements of Entergy and the applicable Registrant Subsidiary, finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes.  These credit facilities are subject to periodic renewal, and the notes are issued periodically, typically for terms between three and ten years.

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

Entergy Louisiana purchased natural gas for resale under a firm contract from Enbridge Marketing (U.S.) Inc. until September 1, 2015. Starting on September 1, 2015 the purchases were from Sequent Energy Management L.P. The gas is delivered through a combination of intrastate and interstate pipelines.

As a result of the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy Louisiana’s or Entergy New Orleans’s suppliers failed to perform their obligations to deliver gas under their supply agreements.  Gulf South Pipeline Co. could curtail transportation capacity only in the event of pipeline system constraints.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Federal Regulation of the Utility

State or local regulatory authorities, as described above, regulate the retail rates of the Utility operating companies.  The FERC regulates wholesale rates, including intrasystem sales pursuant to the System Agreement, and interstate transmission of electricity, as well as rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.  Under the terms of the System Agreement, generating capacity and other power resources are jointly operated by the Utility operating companies that are participating in the System Agreement.  The System Agreement provides, among other things, that parties having generating reserves greater than their allocated share of reserves (long companies) shall receive payments from those parties having generating reserves that are less than their allocated share of reserves (short companies).  Such payments are at amounts sufficient to cover certain of the long companies’ costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred equity, and a fair rate of return on common equity investment.  Under the System Agreement, the rates used to compensate long companies are based on costs associated with the long companies’ steam electric generating units fueled by oil or gas and having an annual average heat rate above 10,000 Btu/kWh.  In addition, for all energy exchanged among the Utility operating companies under the System Agreement, the companies purchasing exchange energy are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs. Entergy Arkansas terminated its participation in the System Agreement in December 2013. Entergy Mississippi terminated its participation in the System Agreement in November 2015. The System Agreement will terminate with respect to its remaining participants on August 31, 2016.

See “System Agreement” in the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for additional discussion of the System Agreement. See Note 2 to the financial statements for discussion of legal proceedings at the FERC involving the System Agreement.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy Corporation has entered into various supplements to the Capital Funds Agreement. System Energy has assigned its rights under such a supplement as security for its one outstanding series of first mortgage bonds. The supplement provides that permitted indebtedness for borrowed money incurred by System Energy in connection with the financing of Grand Gulf may be secured by System Energy’s rights under the Capital Funds Agreement on a pro rata basis (except for the Specific Payments, as defined below). In addition, in the supplements to the Capital Funds Agreement relating to the specific indebtedness being secured, Entergy Corporation has agreed to make cash capital contributions directly to System Energy sufficient to enable System Energy to make payments when due on such

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy indebtedness (Specific Payments). However, if there is an event of default, Entergy Corporation must make those payments directly to the holders of indebtedness benefiting from the supplemental agreements. The payments (other than the Specific Payments) must be made pro rata according to the amount of the respective obligations benefiting from the supplemental agreements.

The Capital Funds Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, upon obtaining the consent, if required, of those holders of System Energy’s indebtedness then outstanding who have received the assignments of the Capital Funds Agreement. No such consent would be required to terminate the Capital Funds Agreement or the supplement thereto at this time.

Service Companies

Entergy Services, a corporation wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the Utility operating companies, but also provides services to Entergy Wholesale Commodities. Entergy Operations is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf, subject to the owner oversight of Entergy Arkansas, Entergy Louisiana, Entergy Louisiana, and System Energy, respectively.  Entergy Services and Entergy Operations provide their services to the Utility operating companies and System Energy on an “at cost” basis, pursuant to cost allocation methodologies for these service agreements that were approved by the FERC.

Jurisdictional Separation of Entergy Gulf States, Inc. into Entergy Gulf States Louisiana and Entergy Texas

Effective December 31, 2007, Entergy Gulf States, Inc. completed a jurisdictional separation into two vertically integrated utility companies, one operating under the sole retail jurisdiction of the PUCT, Entergy Texas, and the other operating under the sole retail jurisdiction of the LPSC, Entergy Gulf States Louisiana.  Entergy Texas owns all Entergy Gulf States, Inc. distribution and transmission assets located in Texas, the gas-fired generating plants located in Texas, undivided 42.5% ownership shares of Entergy Gulf States, Inc.’s 70% ownership interest in Nelson 6 and 42% ownership interest in Big Cajun 2, Unit 3, which are coal-fired generating plants located in Louisiana, and other assets and contract rights to the extent related to utility operations in Texas.  Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, owns all of the remaining assets that were owned by Entergy Gulf States, Inc.  On a book value basis, approximately 58.1% of the Entergy Gulf States, Inc. assets were allocated to Entergy Gulf States Louisiana and approximately 41.9% were allocated to Entergy Texas.

Entergy Texas purchases from Entergy Louisiana pursuant to a life-of-unit purchased power agreement a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation.  Entergy Texas was allocated a share of River Bend’s nuclear and environmental liabilities that is identical to the share of the plant’s output purchased by Entergy Texas under the purchased power agreement.  Entergy Louisiana purchases a 57.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Texas, and Entergy Texas purchases a 42.5% share of capacity and energy from the gas-fired generating plants owned by Entergy Louisiana.  The purchased power agreements associated with the gas-fired generating plants will terminate when the unit(s) is/are removed from Entergy System dispatch.  The dispatch and operation of the generating plants did not change as a result of the jurisdictional separation.  Under the terms of a settlement agreement related to System Agreement termination effective August 31, 2016, the purchased power agreements will also terminate at that time. See additional discussion of the purchased power agreements in “System Agreement - Utility Operating Company Notices of Termination of System Agreement Participation” in the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

On October 1, 2015, the businesses formerly conducted by Entergy Louisiana (Old Entergy Louisiana) and Entergy Gulf States Louisiana (Old Entergy Gulf States Louisiana) were combined into a single public utility. In order

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy to effect the business combination, under the Texas Business Organizations Code (TXBOC), Old Entergy Louisiana allocated substantially all of its assets to a new subsidiary, Entergy Louisiana Power, LLC, a Texas limited liability company (New Entergy Louisiana), and New Entergy Louisiana assumed the liabilities of Old Entergy Louisiana, in a transaction regarded as a merger under the TXBOC. Under the TXBOC, Old Entergy Gulf States Louisiana allocated substantially all of its assets to a new subsidiary (New Entergy Gulf States Louisiana) and New Entergy Gulf States Louisiana assumed the liabilities of Old Entergy Gulf States Louisiana, in a transaction regarded as a merger under the TXBOC. New Entergy Gulf States Louisiana then merged into New Entergy Louisiana with New Entergy Louisiana surviving the merger. Thereupon, Old Entergy Louisiana changed its name from “Entergy Louisiana, LLC” to “EL Investment Company, LLC” and New Entergy Louisiana changed its name from “Entergy Louisiana Power, LLC” to “Entergy Louisiana, LLC” (Entergy Louisiana). With the completion of the business combination, Entergy Louisiana holds substantially all of the assets, and has assumed the liabilities, of Old Entergy Louisiana and Old Entergy Gulf States Louisiana. See Note 2 to the financial statements for discussion of the business combination.

Earnings Ratios of Registrant Subsidiaries

The Registrant Subsidiaries’ ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends or distributions pursuant to Item 503 of SEC Regulation S-K are as follows:

	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2015	2014	2013	2012	2011
Entergy Arkansas	2.04	3.08	3.62	3.79	4.31
Entergy Louisiana	3.36	3.44	3.30	2.61	2.90
Entergy Mississippi	3.59	3.23	3.19	2.79	3.55
Entergy New Orleans	4.90	3.55	1.85	2.91	4.72
Entergy Texas	2.22	2.39	1.94	1.76	2.34
System Energy	4.53	4.04	5.66	5.12	3.85

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends or Distributions Years Ended December 31,
	2015	2014	2013	2012	2011
Entergy Arkansas	1.85	2.76	3.25	3.36	3.83
Entergy Louisiana	3.24	3.28	3.14	2.47	2.74
Entergy Mississippi	3.34	3.00	2.97	2.59	3.27
Entergy New Orleans	4.50	3.26	1.70	2.63	4.25

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

On December 29, 2014, Entergy Wholesale Commodities’ Vermont Yankee plant was removed from the grid, after 42 years of operations. The decision to close and decommission Vermont Yankee was announced in August 2013, as a result of numerous issues including sustained low natural gas and wholesale energy prices, the high cost structure of the plant, and lack of a market structure that adequately compensates merchant nuclear plants for their environmental and fuel diversity benefits in the Northeast region.

In October 2015, Entergy determined that it will close the FitzPatrick plant at the end of the current fuel cycle, planned for January 27, 2017, because of poor market conditions that have led to decreased revenues, a poor market design that fails to properly compensate nuclear generators for the benefits they provide, and increased operational costs. The decision came after management’s extensive analysis of whether it was advisable economically to refuel the plant as scheduled in the fall of 2016.

In October 2015, Entergy determined that it will close the Pilgrim plant no later than June 1, 2019 because of poor market conditions that have led to reduced revenues, a poor market design that fails to properly compensate nuclear generators for the benefits they provide, and increased operational costs. The decision came after management’s extensive analysis of the economics and operating life of the plant following the NRC’s decision in September 2015 to place the plant in Column 4 of the Reactor Oversight Process Action Matrix.

In December 2015, Entergy Wholesale Commodities closed on the sale of its 583 MW Rhode Island State Energy Center (RISEC), in Johnston, Rhode Island. The base sales price, excluding adjustments, was approximately $490 million. Entergy Wholesale Commodities purchased RISEC for $346 million in December 2011. The sale was consistent with Entergy Wholesale Commodities’ strategy of freeing financial resources and risk reduction of its portfolio.

Property

Nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership of the following nuclear power plants:

Power Plant	Market	In Service Year	Acquired	Location	Capacity- Reactor Type	License Expiration Date
Pilgrim (a)	IS0-NE	1972	July 1999	Plymouth, MA	688 MW - Boiling Water	2032 (a)
FitzPatrick (b)	NYISO	1975	Nov. 2000	Oswego, NY	838 MW - Boiling Water	2034 (b)
Indian Point 3	NYISO	1976	Nov. 2000	Buchanan, NY	1,041 MW - Pressurized Water	2015 (d)
Indian Point 2	NYISO	1974	Sept. 2001	Buchanan, NY	1,028 MW - Pressurized Water	2013 (d)
Vermont Yankee (c)	IS0-NE	1972	July 2002	Vernon, VT	605 MW - Boiling Water	2032 (c)
Palisades	MISO	1971	Apr. 2007	Covert, MI	811 MW - Pressurized Water	2031

(a)	In October 2015, Entergy determined that it will close the Pilgrim plant no later than June 1, 2019, as discussed above.

(b)	In October 2015, Entergy determined that it will close the FitzPatrick plant at the end of the current fuel cycle, which is planned for January 27, 2017.

(c)	On December 29, 2014, the Vermont Yankee plant ceased power production.

(d)	See below for discussion of Indian Point 2 and Indian Point 3 entering their “period of extended operation” after expiration of the plants’ initial license terms under “timely renewal.”

Entergy Wholesale Commodities also includes the ownership of two non-operating nuclear facilities, Big Rock Point in Michigan and Indian Point 1 in New York that were acquired when Entergy purchased the Palisades and Indian Point 2 nuclear plants, respectively.  These facilities are in various stages of the decommissioning process.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In April 2007, Entergy submitted to the NRC a joint application to renew the operating licenses for Indian Point 2 and Indian Point 3 for an additional 20 years. The original expiration dates of the NRC operating licenses for Indian Point 2 and Indian Point 3 were September 28, 2013 and December 12, 2015, respectively. Authorization to operate Indian Point 2 and Indian Point 3 rests on Entergy’s having timely filed a license renewal application that remains pending before the NRC. Indian Point 2 and Indian Point 3 have now entered their “period of extended operation” after expiration of the plants’ initial license term under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency until the license renewal process has been completed. The license renewal application for Indian Point 2 and Indian Point 3 qualifies for timely renewal protection because it met NRC regulatory standards for timely filing. For additional discussion of the license renewal applications, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Plants” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

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

Independent System Operators

The Pilgrim plant falls under the authority of the Independent System Operator (ISO) New England and the FitzPatrick and Indian Point plants fall under the authority of the New York Independent System Operator (NYISO).  The Palisades plant falls under the authority of the MISO.  The primary purpose of ISO New England, NYISO, and MISO is to direct the operations of the major generation and transmission facilities in their respective regions; ensure grid reliability; administer and monitor wholesale electricity markets; and plan for their respective region’s energy needs.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy or both.  See “Market and Credit Risk Sensitive Instruments” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for additional information regarding these contracts.

As part of the purchase of the Palisades plant in 2007, Entergy executed a 15-year PPA with the seller, Consumers Energy, for 100% of the plant’s output, excluding any future uprates.  Under the purchased power agreement, Consumers Energy receives the value of any new environmental credits for the first ten years of the agreement.  Palisades and Consumers Energy will share on a 50/50 basis the value of any new environmental credits for years 11 through 15 of the agreement.  The environmental credits are defined as benefits from a change in law that causes capability of the plant as of the purchase date to become a tradable attribute (e.g., emission credit, renewable energy credit, environmental credit, “green” credit, etc.) or otherwise to have a market value.

Customers

Entergy Wholesale Commodities’ customers for the sale of both energy and capacity from its nuclear plants include retail power providers, utilities, electric power co-operatives, power trading organizations, and other power generation companies.  These customers include Consolidated Edison and Consumers Energy, companies from which Entergy purchased plants, and ISO New England, NYISO, and MISO. Substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants is with counterparties or their guarantors that have public investment grade credit ratings.

Competition

The ISO New England and NYISO markets are highly competitive.  Entergy Wholesale Commodities has numerous competitors in New England and New York, including generation companies affiliated with regulated utilities, other independent power producers, municipal and co-operative generators, owners of co-generation plants and wholesale power marketers.  Entergy Wholesale Commodities is an independent power producer, which means it generates power for sale to third parties at day ahead or spot market prices to the extent that the power is not sold under a fixed price contract.  Municipal and co-operative generators also generate power but use most of it to deliver power to their municipal or co-operative power customers.  Owners of co-generation plants produce power primarily for their own consumption.  Wholesale power marketers do not own generation; rather they buy power from generators or other market participants and resell it to retail providers or other market participants.  Competition in the New England and New York power markets is affected by, among other factors, the amount of generation and transmission capacity in these markets.  MISO does not have a centralized clearing capacity market, but load serving entities do meet the majority of their capacity needs through bilateral contracts and self-supply with a smaller portion coming through voluntary MISO auctions.  The majority of Palisades’ current output is contracted to Consumers Energy through 2022 and, therefore, Entergy Wholesale Commodities does not expect to be materially affected by competition in the MISO market in the near term.

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

Other Business Activities

Entergy Nuclear Power Marketing, LLC (ENPM) was formed in 2005 to centralize the power marketing function for Entergy Wholesale Commodities nuclear plants.  Upon its formation, ENPM entered into long-term power purchase agreements with the Entergy Wholesale Commodities subsidiaries that own nuclear power plants (generating subsidiaries).  As part of a series of agreements, ENPM agreed to assume and/or otherwise service the existing power purchase agreements that were in effect between the generating subsidiaries and their customers.  ENPM’s functions include origination of new energy and capacity transactions and generation scheduling.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

The Federal Power Act gives the FERC jurisdiction over the rates charged by System Energy for Grand Gulf capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans and over some of the rates charged by Entergy Arkansas and Entergy Louisiana.  The FERC also regulates the provisions of the System Agreement, including the rates, and the provision of transmission service to wholesale market participants. The FERC also regulates the MISO RTO, an independent entity that maintains functional control over the combined transmission systems of its members and administers wholesale energy, capacity, and ancillary services markets for market participants in the MISO region, including the Utility operating companies. FERC regulation of the MISO RTO includes regulation of the design and implementation of the wholesale markets administered by the MISO RTO, as well as the rates, terms, and conditions of open access transmission service over the member systems and the allocation of costs associated with transmission upgrades.

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

Entergy Louisiana’s electric and gas business is subject to regulation by the LPSC as to:

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

Prior to the transfer of the Algiers assets to Entergy New Orleans on September 1, 2015, Entergy Louisiana was also subject to the jurisdiction of the City Council with respect to such matters within Algiers in Orleans Parish, although the precise scope of that jurisdiction differed from that of the LPSC.

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

Regulation of the Nuclear Power Industry

Atomic Energy Act of 1954 and Energy Reorganization Act of 1974

Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements.  The NRC has broad authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Entergy Arkansas, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend and Waterford 3, and Grand Gulf, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC.  Entergy subsidiaries in the Entergy Wholesale Commodities segment are subject to the NRC’s jurisdiction as the owners and operator of Pilgrim, Indian Point Energy Center, FitzPatrick, Vermont Yankee, and Palisades.  Substantial capital expenditures, increased operating expenses, and/or higher decommissioning costs at Entergy’s nuclear plants because of revised safety requirements of the NRC could be required in the future.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors.  Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982.  The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date.  Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2015 of $181.4 million for the one-time fee.  Entergy accepted assignment of the Pilgrim, FitzPatrick and Indian Point 3, Indian Point 1 and 2, Vermont Yankee, Palisades, and Big Rock Point spent fuel disposal contracts with the DOE held by their previous owners.  The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants.  The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1.6 billion (exclusive of amounts relating to Entergy plants that were paid or are owed by prior owners of those plants).

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

As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. In November 2003 these subsidiaries, except for the owner of Palisades, began litigation to recover the damages caused by the DOE’s delay in performance. Through 2015, Entergy’s subsidiaries won and collected on judgments in excess of $220 million. First round or second round damages cases are in progress covering each of the nuclear plants owned by Entergy subsidiaries. In April 2015 the U.S. Court of Federal Claims

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy issued a judgment in favor of Entergy Arkansas and against the DOE in the second round ANO damages case in the amount of $29.4 million. Also in April 2015 the U.S. Court of Federal Claims issued a judgment in favor of System Energy and against the DOE in the second round Grand Gulf damages case in the amount of $44.4 million. In June 2015, Entergy Arkansas and System Energy appealed portions of those decisions to the U.S. Court of Appeals for the Federal Circuit. The appeals remain pending. In May 2015, the U.S. Court of Federal Claims issued final partial summary judgment on a portion, $20.6 million, of the claims in the Palisades case. The DOE did not appeal that decision. A request for payment from the U.S. Treasury was made in September 2015, and Entergy received the payment in October 2015. In December 2015 a final judgment in Entergy’s favor was rendered by the U.S. Court of Federal Claims in the Indian Point 3/FitzPatrick case in the amount of $80.9 million, but Entergy has moved for reconsideration on a portion of the disallowed costs. Although a trial has been held in the first round River Bend case, no decision has been issued. In January 2016 the U.S. Court of Federal Claims issued a judgment in favor of Entergy Louisiana and against the DOE in the first round Waterford 3 damages case in the amount of $49.4 million. Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

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

Nuclear Plant Decommissioning

Entergy Arkansas, Entergy Louisiana, Entergy Texas, and System Energy are entitled to recover from customers through electric rates the estimated decommissioning costs for ANO, the portion of River Bend subject to retail rate regulation and Waterford 3, and Grand Gulf, respectively.  The collections are deposited in trust funds that can only be used for future decommissioning costs.  Entergy periodically reviews and updates the estimated decommissioning costs to reflect inflation and changes in regulatory requirements and technology, and then makes applications to the regulatory authorities to reflect, in rates, the changes in projected decommissioning costs.

In July 2010 the LPSC approved increased decommissioning collections for Waterford 3 and the Louisiana regulated share of River Bend, and in December 2010 the PUCT approved increased decommissioning collections for the Texas share of River Bend to address previously identified funding shortfalls.  Entergy currently believes its decommissioning funding will be sufficient for its nuclear plants subject to retail rate regulation, although decommissioning cost inflation and trust fund performance will ultimately determine the adequacy of the funding amounts.

Following a review in 2009, Entergy concluded that there was a funding shortfall for Vermont Yankee of approximately $40 million, which it satisfied with a $40 million guarantee from Entergy Corporation. Based on a revised financial assurance plan for Vermont Yankee, notice of cancellation of the $40 million guarantee was provided to the NRC in December 2014, and in April 2015 the NRC provided a safety analysis report stating it had no objection to the cancellation, and the guarantee has subsequently been canceled.  See Note 1 to the financial statements for further discussion of Vermont Yankee decommissioning costs.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Price-Anderson Act

The Price-Anderson Act requires that reactor licensees purchase and maintain the maximum amount of nuclear liability insurance available and participate in an industry assessment program called Secondary Financial Protection in order to protect the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025.  The Price-Anderson Act limits the contingent liability for a single nuclear incident to a maximum assessment of approximately $127.318 million per reactor (with 103 nuclear industry reactors currently participating).  In the case of a nuclear event in which Entergy Arkansas, Entergy Louisiana, System Energy, or an Entergy Wholesale Commodities company is liable, protection is afforded through a combination of private insurance and the Secondary Financial Protection program. In addition to this, insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units is also purchased.  The Price-Anderson Act and insurance applicable to the nuclear programs of Entergy are discussed in more detail in Note 8 to the financial statements.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, and “multiple/repetitive degraded cornerstone column,” or Column 4. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Waterford 3, Grand Gulf, FitzPatrick, Indian Point 2, Indian Point 3, and Palisades are in Column 1. River Bend is in Column 2. Arkansas Nuclear One Units 1 and 2 are in Column 4, and are subject to an extensive set of required NRC inspections. Pilgrim is also in Column 4 and is subject to an extensive, but limited, set of required NRC inspections. See Note 8 to the financial statements for further discussion of the placement of Arkansas Nuclear One and Pilgrim in Column 4 of the NRC’s matrix.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Clean Air Act and Subsequent Amendments

The Clean Air Act and its amendments establish several programs that currently or in the future may affect Entergy’s fossil-fueled generation facilities and, to a lesser extent, certain operations at nuclear and other  facilities.  Individual states also operate similar independent state programs or delegated federal programs that may include requirements more stringent than federal regulatory requirements.  These programs include:

•	New source review and preconstruction permits for new sources of criteria air pollutants, greenhouse gases, and significant modifications to existing facilities;

•	Acid rain program for control of sulfur dioxide (SO2) and nitrogen oxides (NOx);

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

New Source Review (NSR)

Preconstruction permits are required for new facilities and for existing facilities that undergo a modification that results in a significant net emissions increase and is not classified as routine repair, maintenance, or replacement.  Units that undergo certain non-routine modifications must obtain a permit modification and may be required to install additional air pollution control technologies. Entergy has an established process for identifying modifications requiring additional permitting approval and has followed the regulations and associated guidance provided by the states and the federal government with regard to the determination of routine repair, maintenance, and replacement.  In recent years, however, the EPA has begun an enforcement initiative, aimed primarily at coal plants, to identify modifications that it does not consider routine for which the unit did not obtain a modified permit.  Various courts and the EPA have been inconsistent in their judgments regarding modifications that are considered routine and on other legal issues that effect this program.

In February 2011, Entergy received a request from the EPA for several categories of information concerning capital and maintenance projects at the White Bluff and Independence facilities, both located in Arkansas, in order to determine compliance with the Clean Air Act, including New Source Review requirements and air permits issued by the Arkansas Department of Environmental Quality. In August 2011, Entergy’s Nelson facility, located in Louisiana, received a similar request for information from the EPA. In September 2015, a subsequent request for similar information was received for the White Bluff facility. Entergy responded or is in the process of responding to all requests. None of these EPA requests for information alleged that the facilities are in violation of law.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

The Houston-Galveston-Brazoria area was originally classified as “moderate” nonattainment under the 1997 8-hour ozone standard with an attainment date of June 15, 2010.  In June 2007 the Texas governor petitioned the EPA to reclassify Houston-Galveston-Brazoria from “moderate” to “severe” and the EPA granted the request in October 2008.  The area’s new attainment date for the 8-hour ozone standard is as expeditiously as practicable, but no later than June 15, 2019. In February 2015 the Texas Commission on Environmental Quality (TCEQ) submitted a request to EPA for a finding, and in December 2015, the EPA issued the finding that the Houston-Galveston-Brazoria area is in attainment with the 1997 8-hour ozone standard.

In March 2008, the EPA revised the NAAQS for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  In April 2012 the EPA released its final non-attainment designations for the 2008 ozone NAAQS.  In Entergy’s utility service area, the Houston-Galveston-Brazoria, Texas; Baton Rouge, Louisiana; and Memphis, Tennessee/Mississippi/Arkansas areas were designated as in “marginal” nonattainment. In August 2015 and January 2016, the EPA proposed determinations that the Baton Rouge and Memphis areas had attained the 2008 standard. These final determinations are pending.

In October 2015, the EPA issued a final rule lowering the primary and secondary NAAQS for ozone to a level of 70 parts per billion. States will have approximately one year to assess their attainment status and recommend designations to the EPA. The EPA will then have approximately a year to review those recommendations and make final designations. States are expected to file compliance plans by the end of 2018. The assessments likely will be based on data from 2014-2016. Entergy will continue to work with state environmental agencies on appropriate methods for assessing attainment and non-attainment with the new standard and, where necessary, in planning for compliance. Following designation approval by the EPA, states will be required to develop plans intended to return non-attainment areas to a condition of attainment. The timing for that action depends largely on the severity of non-attainment in a given area.

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA initially indicated that it would delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard. In August 2013 the EPA issued final designations for these areas. In Entergy’s utility service territory, only St. Bernard Parish in Louisiana is designated as non-attainment for the SO2 1-hour national ambient air quality standard of 75 parts per billion. Entergy does not have a generation asset in that parish. Pursuant to a court order issued in a proceeding in the U.S. District Court for the Northern District of California, the EPA will finalize another round of designations by July 2, 2016, for areas with newly monitored violations of the 2010 standard and those with stationary sources that emit over a threshold amount of SO2. Counties and parishes in which Entergy owns and operates fossil generating facilities that are expected to be assessed in this round of designations include Independence County and Jefferson County, Arkansas and Calcasieu Parish, Louisiana. In other areas, analysis is required once the EPA issues additional final regulations and guidance. In September 2015 the State of Arkansas recommended designations of “Unclassifiable/Attainment” for Independence and Jefferson Counties. In September 2015 the State of Louisiana recommended a designation of “Attainment” for Calcasieu Parish. In August 2015 the EPA issued a final data requirement rule for the SO2 1-hour standard. This rule will guide the process to be followed by the states and the EPA to determine the appropriate designation for the remaining unclassified

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy areas in the country. Additional capital projects or operational changes may be required to continue operating Entergy facilities in areas eventually designated as in non-attainment of the standard or designated as contributing to non-attainment areas.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which has a compliance date, with a widely granted one-year extension, of April 2016. In June 2015 the U.S. Supreme Court reversed a U.S. Court of Appeals for the D.C. Circuit decision and remanded to the D.C. Circuit the EPA’s finding that it was appropriate and necessary to regulate power plants under Clean Air Act section 112, ruling that the EPA must consider costs. This EPA finding underpins the MATS rule. In November 2015 the EPA released a Proposed Supplemental Finding that consideration of costs does not alter its previous conclusion that it is appropriate and necessary to regulate hazardous air pollutants from power plants. In December 2015 the D.C. Circuit issued a ruling to leave the rule in effect while EPA finalizes the appropriate and necessary finding to consider costs. Compliance with MATS was required by the Clean Air Act within three years, or by 2015, although certain extensions of this deadline were available from state permit authorities and the EPA. Entergy applied for and received a one-year extension for its affected facilities in Arkansas and Louisiana. The required controls have been installed and are being tested prior to full scale operation and to confirm regulatory compliance. Additional expenditures or operational modifications could be required for compliance depending on the final outcome of testing.

Cross-State Air Pollution

In March 2005 the EPA finalized the Clean Air Interstate Rule (CAIR), which was intended to reduce SO2 and NOx emissions from electric generation plants in order to improve air quality in twenty-nine eastern states.  The rule required a combination of capital investment to install pollution control equipment and increased operating costs through the purchase of emission allowances.  Entergy began implementation in 2007, including installation of controls at several facilities and the development of an emission allowance procurement strategy.

Based on several court challenges, CAIR was vacated and remanded to the EPA by the D.C. Circuit in 2008.  The court allowed CAIR to become effective in January 2009, while the EPA revised the rule.  In July 2011 the EPA released its final Cross-State Air Pollution Rule (CSAPR, which previously was referred to as the Transport Rule).  The rule was directed at limiting the interstate transport of emissions of NOx and SO2 as precursors to ozone and fine particulate matter.  The final rule provided a significantly lower number of allowances to Entergy’s Utility states than did the draft rule.  Entergy and others challenged these allocations. Litigation concerning several issues not determined by the Supreme Court continued in the D.C. Circuit until July 2015, when that court invalidated the allowance budgets created by the EPA for several states, including Texas, and remanded that portion of the rule to the EPA for further action. The court did not stay or vacate the rule in the interim. CSAPR remains in effect.

The CSAPR Phase 1 implementation became effective January 1, 2015. Entergy has developed a compliance plan that could, over time, include both installation of controls at certain facilities and an emission allowance procurement strategy.

In November 2015 the EPA released a proposed CSAPR update rule to address interstate transport for the 2008 ozone NAAQS. Starting in 2017, this proposal would reduce summertime nitrogen oxides (NOX) emissions from power plants in 23 states, with significant reductions in some states such as Arkansas and Mississippi. Entergy will continue to interact with state and federal agencies as the final rule is developed.

Regional Haze

In June 2005 the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that potentially could result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology (BART) to continue operating certain of Entergy’s fossil generation units.  The rule leaves certain CAVR determinations

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy to the states.  The Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.   In April 2012 the EPA finalized a decision addressing the Arkansas Regional Haze SIP, in which it disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.  This triggered a two-year timeframe for EPA to either approve a revised SIP issued by Arkansas or issue a Federal Implementation Plan (FIP).  This two-year time frame expired in April 2014. By Court order, the EPA is to issue a final FIP for Arkansas Regional Haze by no later than August 31, 2016. In April 2015 the EPA published a proposed FIP for Arkansas, taking comment on requiring installation of scrubbers and low NOx burners to continue operating both units at the White Bluff plant and both units at the Independence plant and NOx controls to continue operating the Lake Catherine plant. Entergy filed comment by the deadline in August 2015. Among other comments, including opposition to the EPA’s proposed controls on the Independence units, Entergy proposed to meet more stringent SO2 and NOx limits at both White Bluff and Independence within three years of the effective date of the final FIP and to cease the use of coal at the White Bluff units in 2027 and 2028.

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

Fine Particle (PM2.5) National Ambient Air Quality Standard

In December 2012 the EPA released regulations that lowered the NAAQS for fine particle pollution or PM2.5.  In January 2015 the EPA finalized area designations for this standard. All areas in Entergy’s service territory were designated as “Unclassifiable/Attainment” for this standard.  Entergy will continue to monitor and engage, as necessary, in the state’s implementation process in Entergy states.
NNew and Existing Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, President Obama directed the EPA to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In January 2014, the EPA issued the proposed New Source Performance Standards rule for new sources. In June 2014 the EPA issued proposed standards for existing power plants.  Entergy has been actively engaged in the rulemaking process, having submitted comments to the EPA in December 2014. The EPA issued the final rule for both new and existing sources in August 2015, and it was published in the Federal Register in October 2015. The rule, also called the Clean Power Plan, requires states to develop compliance plans with the EPA’s emission standards. In February 2016 the U.S. Supreme Court issued a stay halting the effectiveness of the rule until the rule is reviewed by the D.C. Circuit and the U.S. Supreme Court. Entergy continues to review the rule and work with various stakeholders during the planning process; litigation has commenced regarding the rule and is expected to continue. Costs of implementation cannot be determined at this time and will depend largely on the forthcoming state section 111(d) implementation plans.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Entergy continues to support national legislation that would increase planning certainty for electric utilities while addressing carbon dioxide emissions in a responsible and flexible manner.  By virtue of its proportionally large investment in low-emitting gas-fired and nuclear generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per kilowatt-hour of electricity generated.  In anticipation of the imposition of carbon dioxide emission limits on the electric industry in the future, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  These voluntary actions included establishment of a formal program to stabilize power plant carbon dioxide emissions at 2000 levels through 2005, and Entergy succeeded in reducing emissions below 2000 levels. Total carbon dioxide emissions representing Entergy’s ownership share of power plants in the United States were approximately 53.2 million tons in 2000 and 35.6 million tons in 2005.  In 2006, Entergy changed its method of calculating emissions to include emissions from controllable power purchases as well as its ownership share of generation.  Entergy established a second formal voluntary program to stabilize power plant carbon dioxide emissions and emissions from controllable power purchases at 20% below 2000 levels through 2010.  In 2011, Entergy extended this commitment through 2020.  Total carbon dioxide emissions representing Entergy’s ownership share of power plants and controllable power purchases in the United States were approximately 46.1 million tons in 2011, approximately 45.5 million tons in 2012, approximately 46.2 million tons in 2013, approximately 42.4 million tons in 2014, and approximately 39.5 million tons in 2015. The decrease in this number since 2014 is largely attributable to the impact on the calculation methodology of the Utility operating companies’ transition into the MISO system. Participation in this system resulted in fewer power purchases being classified as “controllable” and thus included in the calculation of the emissions total.

Entergy has prepared responses for the Carbon Disclosure Project’s (CDP) annual questionnaire for the past several years and has given permission for those responses to be posted on the CDP’s website. This information, based

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy in part on an annual third-party greenhouse gas emissions inventory verification, commissioned by Entergy, provides information on a broader scope of emissions from overall operations.

Nelson Unit 6 (Entergy Louisiana)

Entergy Louisiana has self-reported to the LDEQ an annual carbon monoxide (CO) emission limit deviation at the Nelson Unit 6 coal-fired facility for the years 2006-2010 and the failure to report these deviations in semi-annual reporting and in annual Title V compliance certifications. Entergy Louisiana is not required to monitor carbon monoxide emissions from Nelson Unit 6 using a continuous emissions monitoring system (CEMS). Stack tests performed in 2010 appear to indicate CO emissions in excess of the maximum hourly limit for three - 1 hour test runs; however, comparison of the 2010 stack tests with the most recent previous tests, from 2006, appear to indicate that the permit limits were calculated incorrectly in the Title V Permit application and should have been higher using the 2006 stack test as the basis. The 2010 test emission levels did not cause a violation of NAAQS. Additionally, the 2010 stack testing, which was performed in compliance with an EPA data request connected to the agency’s development of a new air emissions rule, was not taken during a period of normal and representative operations for Nelson 6. Settlement negotiations continue with the LDEQ.

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

An August 2008 ruling by the NYSDEC’s Assistant Commissioner restructured the permitting and administrative process, including the application of a new economic test designed to implement the U.S. Second Circuit Court of Appeals standard in that court’s review of the EPA’s cooling water intake structure rules, which is discussed in the 316(b) Cooling Water Intake Structures section below.  The NYSDEC directed Entergy to develop detailed feasibility information regarding the construction and operation of cooling towers, and alternatives to closed cycle

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy cooling, prior to the issuance of a new draft permit by the NYSDEC staff and commencement of the adjudicatory proceeding.  The reports include a visual impact and aesthetics report filed in June 2009, a plume and emissions report filed in September 2009, a technical feasibility report and alternatives analysis filed in February 2010, and an economic report to establish whether the technology, if feasible, satisfies the economic test that is part of the New York standard.  Entergy requested that the NYSDEC Assistant Commissioner reconsider the New York standard in light of the U.S. Supreme Court decision reversing the Second Circuit’s alternative economic test adopted in the August 2008 ruling.  In November 2012 the NYSDEC Assistant Commissioner’s delegate issued a decision overturning the alternative economic test adopted in the August 2008 ruling and reestablishing the “wholly disproportionate” test derived from previous New York precedent. The wholly disproportionate test considers whether the costs of a technology are wholly disproportionate to the environmental benefits gained from the technology.

In February 2010, Entergy provided to the NYSDEC an updated estimate of the capital cost to retrofit Indian Point 2 and Indian Point 3 with cooling towers. Construction costs for retrofitting with cooling towers are estimated to be at least $1.19 billion, in addition to lost generation of approximately 14.5 terawatt-hours (TWh) during the forced outage of both units that is estimated to take at least 42 weeks. Entergy also proposed an alternative to the cooling towers, the use of cylindrical wedgewire screens, the construction costs of which are now expected to be approximately $250 million to $300 million. Because a cooling tower retrofitting of this size and complexity has never been undertaken at an operating nuclear facility, significant uncertainties exist in the capital cost estimates and, therefore, the actual capital costs could be materially higher than estimated. Moreover, construction outage-related costs to Entergy have not been calculated because of the significant variability in power pricing at any given time, but they are expected to be significant and may exceed the capital costs. The capital cost estimate for the construction of Entergy’s alternative technology proposal, wedgewire screens, is also subject to uncertainty. Hearings on certain issues began in 2011 in consolidation with certain issues in the water quality certification matter.

Additional hearings were held in July 2013 before the NYSDEC ALJs on environmental issues related to Indian Point’s wedgewire screen proposal as “best technology available.” In 2014, hearings were held on NYSDEC’s proposed best technology available, closed cycle cooling. NYSDEC also has proposed annual fish protection outages of 42, 62, or 92 days at both units or at one unit with closed cycle cooling at the other. The ALJs held a further legislative hearing and issues conference on this NYSDEC staff proposal in July 2014. NYSDEC staff subsequently withdrew the 92-day option. Hearings on the remaining outage proposals, including a 118-day option proposed by Riverkeeper, were held in September 2015, and post-hearing briefing on both the closed cycle cooling proposal and the outages proposal has been scheduled for May and July 2016. The estimated costs for the outage proposals range from $1.8 billion to $2.4 billion, and include direct costs, lost revenues, and operation and maintenance expenses. For additional discussion of this and other proceedings related to Indian Point, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Plants” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

316(b) Cooling Water Intake Structures

The EPA finalized regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures. The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. After litigation, in May 2014, the EPA issued a new final 316(b) rule, followed by publication in the Federal Register in August 2014, with the final rule effective in October 2014. Entergy is developing a compliance plan for each affected facility in accordance with the requirements of the final rule.

Entergy filed as a co-petitioner with the Utility Water Act Group a petition for review of the final rule. The case will be heard in the U.S. Second Circuit Court of Appeals. Entergy expects briefing on the case to occur in 2016.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Effluent Limitation Guidelines

In September 2015 the EPA issued the final rule updating the effluent limitation guidelines (ELG) for steam electric power plants. The final rule establishes Best Available Technology Economically Achievable, New Source Performance Standards, Pretreatment Standards for Existing Sources, and Pretreatment Standards for New Sources that may apply to discharges of six waste streams; flue gas desulfurization (FGD) wastewater, fly ash transport water, bottom ash transport water, flue gas mercury control wastewater, gasification wastewater, and combustion residual leachate. Entergy is currently assessing the impact of the final rule. While the rule overall is quite stringent, initial assessments indicate its impact to Entergy’s facilities will not be material; however it is expected to impact the design and operation of any newly constructed facilities.

Federal Jurisdiction of Waters of the United States

In September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA’s release of a draft scientific report on the “connectivity” of waters that the agency says will inform the rulemaking - this report was finalized in January 2015. The Final Rule was published in the Federal Register in June 2015. The rule could significantly increase the number and types of waters included in the EPA’s and the U.S. Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. Entergy is actively engaged with the EPA and the U.S. Army Corps of Engineers to identify issues that require clarification in expected technical and policy guidance documents. The final rule has been challenged in federal court by several parties, including over twenty-five states. In August 2015 the District Court for North Dakota issued a preliminary injunction staying the new rule in 13 states. In October 2015 the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the rule. Entergy will continue to monitor this rulemaking and ensure compliance with existing permitting processes. In response to the stay, EPA and the U.S. Army Corps resumed nationwide use of the agencies’ regulations as they existed prior to August 27, 2015.

Groundwater at Certain Nuclear Sites

The NRC requires nuclear power plants to monitor and report regularly the presence of radioactive material in the environment.  Entergy joined other nuclear utilities and the Nuclear Energy Institute in 2006 to develop a voluntary groundwater monitoring and protection program.  This initiative began after detection of very low levels of radioactive material, primarily tritium, in groundwater at several plants in the United States.  Tritium is a radioactive form of hydrogen that occurs naturally and is also a byproduct of nuclear plant operations.  In addition to tritium, other radionuclides have been found in site groundwater at nuclear plants.

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

In early February 2016, Entergy disclosed that elevated tritium levels had been detected in samples from several monitoring wells that are part of Indian Point’s groundwater monitoring program.  Investigation of the cause is under way, and groundwater monitoring continues.

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

The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse. As of December 31, 2015, Entergy’s balance sheet included asset retirement obligations related to CCR management of $7.9 million, including $3.6 million at Entergy Arkansas, $1.7 million at Entergy Louisiana, $1.1 million at Entergy Mississippi, and $1.2 million at Entergy Texas.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Other Environmental Matters

Entergy Louisiana and Entergy Texas

Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States, Inc. and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States, Inc.’s premises (see “Litigation” below).

Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, currently is involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana.  A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931.  Coal tar, a by-product of the distillation process employed at MGPs, apparently was routed to a portion of the property for disposal.  The same area also has been used as a landfill.  In 1999, Entergy Gulf States, Inc. signed a second administrative consent order with the EPA to perform a removal action at the site.  In 2002 approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center.  In 2003 a cap was constructed over the remedial area to prevent the migration of contamination to the surface.  In August 2005 an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site.  The groundwater monitoring study commenced in January 2006 and is continuing.  The EPA released the second Five Year Review in 2015. The EPA believes that the current remediation technique is insufficient, and Entergy will need to utilize other remediation technologies on the site. In July 2015, Entergy submitted a Focused Feasibility Study to the EPA outlining the potential remedies and the suggested installation of a waterloo barrier. The estimated cost for this remedy is approximately $2 million. Entergy expects direction from the EPA on the remedy selection in early 2016.  Entergy is continuing discussions with the EPA regarding the ongoing actions at the site.

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

Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas that the TCEQ believes those entities are potentially responsible parties (PRPs) concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003.  Both soil and groundwater contamination exists at the site.  Entergy subsidiaries sent transformers to this facility.  Entergy Texas, Entergy Louisiana, and Entergy Arkansas responded to an information request from the TCEQ and continue to cooperate in this investigation.  Entergy Texas and Entergy Louisiana joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Louisiana and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies’ involvement at the site, while Entergy Arkansas likely will pay a de minimis amount.  Current estimates, although variable depending on ultimate remediation design and performance, indicate that Entergy’s total share of remediation costs likely will be approximately $1.5 million to $2 million.  Remediation activities continue at the site.

Entergy Mississippi, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The EPA notified Entergy Mississippi, Entergy Texas, and Entergy New Orleans that the EPA believes those entities are PRPs concerning contamination of an area known as “Devil’s Swamp Lake” near the Port of Baton Rouge,

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Louisiana.  The area allegedly was contaminated by the operations of Rollins Environmental (LA), Inc, which operated a disposal facility to which many companies contributed waste.  Documents provided by the EPA indicate that Entergy Louisiana may also be a PRP.  Entergy continues to monitor this developing situation.

Entergy Arkansas

In April 2014 an EF4 tornado impacted two substation transformers in Entergy Arkansas’s Mayflower EHV substation. The tornado caused a release of approximately 25,000 gallons of non-PCB transformer oils, which subsequently flowed into a creek on Entergy Arkansas property. A report was made to the National Response Center, and several environmental agencies responded. Entergy initiated spill response activities within hours of the release with eventual oversight of the EPA and Arkansas Department of Environmental Quality (ADEQ) personnel. At the direction of the agencies, Entergy Arkansas has installed several temporary monitoring and recovery wells throughout the site and has regularly pumped and sampled the wells to determine the site meets regulatory screening limits. Acceptable screening limits have been achieved and Entergy Arkansas has received notification from the ADEQ that the site remediation is sufficient. Entergy Arkansas is awaiting a No Further Action letter; however it is believed that the remaining liability at the site is minimal and should not exceed the existing provision of $.29 million. Remaining costs should be limited to administrative oversight charges from EPA and ADEQ.

Entergy

In May 2015 a transformer at the Indian Point facility failed, resulting in a fire and the release of non-PCB oil to the ground surface. The fire was extinguished by the facility’s fire deluge system. No injuries occurred due to the transformer failure or company response. An estimated 3,000 gallons of oil were released into the facility’s discharge canal and the environment surrounding the transformer and discharge canal, including the Hudson River, as a result of the failure, fire, and fire suppression. Once the fire was extinguished, Indian Point personnel and contractors began recovering free-product from the damaged transformer, the transformer containment moat, and the area surrounding the transformer. The United States Coast Guard designated Entergy as the responsible party under the Oil Pollution Act of 1990 and assessed a $1,000 civil penalty for the discharge of oil into navigable waters. As required, Entergy established a claims process including a voluntary hotline. Entergy received no reports to the voluntary hotline or claims under the established claims process. Additional on-site remedial work including subsurface investigation continues, and the State of New York and/or the EPA may assess a penalty due to the release of oil to waters of the state. Discussions with the state continue, and Entergy has recorded a provision for the potential outcome of this matter.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Asbestos Litigation (Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements for a discussion of this litigation.

Employment and Labor-related Proceedings (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 8 to the financial statements for a discussion of these proceedings.

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2015, Entergy subsidiaries employed 13,579 people.

Utility:
Entergy Arkansas	1,217
Entergy Louisiana	1,681
Entergy Mississippi	682
Entergy New Orleans	292
Entergy Texas	608
System Energy	—
Entergy Operations	2,880
Entergy Services	3,043
Entergy Nuclear Operations	3,121
Other subsidiaries	55
Total Entergy	13,579
Approximately 5,100 employees are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the International Brotherhood of Teamsters, the United Government Security Officers of America, and the International Union, Security, Police, Fire Professionals of America.

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

In addition, regulators can initiate proceedings to investigate the prudence of costs in the Utility operating companies’ base rates and examine, among other things, the reasonableness or prudence of the companies’ operation and maintenance practices, level of expenditures (including storm costs and costs associated with capital projects), allowed rates of return and rate base, proposed resource acquisitions, and previously incurred capital expenditures that the operating companies seek to place in rates.  The regulators can disallow costs subject to their jurisdiction found not to have been prudently incurred or found not to have been incurred in compliance with applicable tariffs, creating some risk to the ultimate recovery of those costs.  Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates.  Traditional base rate proceedings, as opposed to formula rate plans, generally have long timelines, are primarily based on historical costs, and may or may not be limited in scope or duration by statute. The length of these base rate proceedings can cause the Utility operating companies and System Energy to experience regulatory lag in recovering costs through rates.  Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with rate case proceedings.

The base rates of Entergy Texas are established in traditional base rate case proceedings. Entergy Texas also has filed to use rate riders to recover the revenue requirements associated with distribution-related capital investments and transmission-related capital investments and certain MISO charges.

Between base rate cases, Entergy Arkansas and Entergy Mississippi are able to adjust base rates annually through formula rate plans that utilize forward test years. In its pending application for a general change in rates, Entergy Arkansas notified the APSC that it is electing to have its rates regulated under a formula rate review mechanism pursuant to legislation enacted by the Arkansas General Assembly in early 2015. Entergy Arkansas submitted a formula rate plan tariff with a projected year test period and an initial five-year term for approval by the APSC. The initial five-year term expires in 2021 unless Entergy Arkansas requests, and the APSC approves, the extension of the formula rate plan tariff for an additional five years through 2026. In the event that Entergy Arkansas’ formula rate plan is terminated or is not extended beyond the initial term, Entergy Arkansas could file an application for a general change in rates that may include a request for continued regulation under a formula rate review mechanism. If Entergy Mississippi’s formula rate plan is terminated, it would revert to the more traditional rate case environment or seek approval of a new formula rate plan. Entergy Arkansas and Entergy Mississippi recover fuel and purchased energy and certain non-fuel costs through other APSC-approved and MPSC-approved tariffs, respectively.

Entergy Louisiana sets electric base rates annually through a formula rate plan using an historic test year. The form of the formula rate plan, on a combined basis, was approved in connection with the business combination of Entergy Louisiana and Entergy Gulf States Louisiana and largely followed the formula rate plans that were approved by the LPSC in connection with the full electric base rate cases filed by those companies in February 2013. The formula rate plan is approved for continued use through the test year 2016 filing. Entergy Louisiana’s electric formula rate plan increases are capped at a cumulative total of $30 million through the formula rate plan cycle. The LPSC also approved in the business combination Entergy Louisiana’s continuation of a mechanism to recover non-fuel MISO-related costs, which are calculated separately from the formula rate plan requirements, but embedded in the formula rate plan factor applied on customer bills. This recovery mechanism expires following the 2015 test year and is subject to review for renewal by the LPSC. MISO fuel and energy-related costs are recoverable in Entergy Louisiana’s fuel adjustment clause. The formula rate plan retains exceptions from the rate cap/restrictions and sharing requirements for certain large capital investment projects, including the Ninemile 6 generating facility. In the event that the electric formula rate plans were terminated, or expired without renewal or extension, Entergy Louisiana would at that time revert to the more traditional rate case environment.

Entergy New Orleans previously operated under a formula rate plan that ended with the 2011 test year. Currently, based on a settlement agreement approved by the City Council, with limited exceptions, no action may be taken with respect to Entergy New Orleans’ base rates until rates are implemented from a base rate case that must be filed for its electric and gas operations in 2018. The limited exceptions include continued implementation of the remaining two years of a four-year phased-in rate increase for its recently acquired Algiers operations in the Fifteenth Ward of the City of New Orleans and certain exceptional cost increases or decreases in its base revenue requirement.

The Utility operating companies and System Energy, and the energy industry as a whole, have experienced a period of rising costs and investments, and an upward trend in spending, especially with respect to infrastructure investments, which is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms.  For information regarding rate case proceedings and formula rate plans applicable to the Utility operating companies, see Note 2 to the financial statements.

The Utility operating companies recover fuel, purchased power, and associated costs through rate mechanisms that are subject to risks of delay or disallowance in regulatory proceedings.

The Utility operating companies recover their fuel, purchased power, and associated costs from their customers through rate mechanisms subject to periodic regulatory review and adjustment.  Because regulatory review can result in the disallowance of incurred costs found not to have been prudently incurred with the possibility of refunds to ratepayers, there exists some risk to the ultimate recovery of those costs.  Regulators can also initiate proceedings to investigate the continued usage or the adequacy and operation of the fuel and purchased power recovery clauses of the Utility operating companies and, therefore, there can be no assurance that existing recovery mechanisms will remain unchanged or in effect at all.

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

There is uncertainty regarding the effect of the termination of the System Agreement on the Utility operating companies.

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating resources and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that has been approved by the FERC.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Entergy Arkansas’s participation in the System Agreement terminated in December 2013, and Entergy Mississippi’s participation in the System Agreement terminated in November 2015. Pursuant to a settlement agreement approved by the FERC in December 2015, the System Agreement will terminate in its entirety with respect to the remaining Utility operating companies on August 31, 2016.

There is uncertainty regarding the effect of the termination of the System Agreement on the Utility operating companies because of the significant effect of the agreement on the generation and transmission functions of the Utility operating companies and the significant period of time (over 30 years) that it has been in existence. In the absence of the System Agreement, there is uncertainty around governance processes and the potential absence of federal authority to resolve certain issues among the Utility operating companies and their retail regulators.

In addition, although the System Agreement will terminate in its entirety in August 2016, there are a number of outstanding System Agreement proceedings at the FERC that may require future adjustments, including challenges to the level and timing of payments made by Entergy Arkansas under the System Agreement. The outcome and timing of these FERC proceedings and resulting recovery and impact on rates cannot be predicted at this time.

For further information regarding the regulatory proceedings relating to the System Agreement, see the “Rate, Cost-recovery, and Other Regulation - Federal Regulation - System Agreement” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries and Note 2 to financial statements, System Agreement Cost Equalization Proceedings.

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

The Utility operating companies participate in the MISO regional transmission planning process and are subject to risks associated with planning decisions that MISO makes in the exercise of control over the planning of the Utility operating companies’ transmission assets that are under MISO’s functional control. The Utility operating companies pay transmission rates that reflect the cost of transmission projects that the Utility operating companies do not own, which could increase cash or financing needs. The terms and conditions of the MISO tariff, including provisions related to the design and implementation of wholesale markets and the allocation of transmission upgrade costs, are subject to regulation by FERC. The operation of the Utility operating companies’ transmission system pursuant to the MISO tariff and their participation in the MISO wholesale markets may be adversely affected by regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements. In addition, orders from each of the Utility operating companies’ respective retail regulators generally require that the Utility operating companies make filings, within a specified period of their integration into MISO, setting forth the results of analysis of the costs and benefits of continued membership in MISO and/or requesting approval of their continued membership in MISO, and the outcome of such proceedings may affect the Utility operating companies’ continued membership in MISO.

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

Nuclear Operating and Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

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

Based upon currently planned fuel cycles, Entergy’s nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through most of 2016 and beyond.  The nuclear fuel supply portfolio for the Entergy Wholesale Commodities segment is being adjusted to reflect reduced overall requirements related to the planned permanent shutdown of the FitzPatrick and Pilgrim plants and the recent shutdown of the Vermont Yankee plant. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners and enrichers.  While there are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy also may draw upon its own inventory intended for later generation periods, depending upon its risk management strategy at that time.  Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to normal inherent market uncertainties, and price increases could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities.

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

Entergy Arkansas, Entergy Louisiana, System Energy, and the Entergy Wholesale Commodities business face the risk that the NRC will change or modify its regulations, suspend or revoke their licenses, or increase oversight of their nuclear plants, which could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

Under the Atomic Energy Act and Energy Reorganization Act, the NRC regulates the operation of nuclear power plants.  The NRC may modify, suspend, or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, related regulations, or the terms of the licenses for nuclear facilities.  A change in the Atomic Energy Act, other applicable statutes, or the applicable regulations or licenses, or the NRC’s interpretation thereof, may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and could materially affect the results of operations, liquidity, or financial condition of Entergy (through Entergy Wholesale Commodities), its Utility operating companies, or System Energy.  A change in the classification of a plant owned by one of these companies under the NRC’s Reactor Oversight Process, which is the NRC’s program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response, also could cause the owner of the plant to incur material additional costs as a result of the increased oversight activity and potential response costs associated with the change in classification. For additional information concerning the current classification of the plants owned by Entergy

Arkansas, Entergy Louisiana, System Energy, and the Entergy Wholesale Commodities business, see ENTERGY’S BUSINESS - Regulation of Entergy’s Business - Regulation of the Nuclear Power Industry - NRC Reactor Oversight Process in Part I, Item 1 and Note 8 to the financial statements.

Events at nuclear plants owned by one of these companies, as well as those owned by others, may lead to a change in laws or regulations or the terms of the applicable licenses, or the NRC’s interpretation thereof, or may cause the NRC to increase oversight activity or initiate actions to modify, suspend, or revoke licenses, shut down a nuclear facility, or impose civil penalties.  As a result, if an incident were to occur at any nuclear generating unit, whether an Entergy nuclear generating unit or not, it could materially affect the financial condition, results of operations, and liquidity of Entergy, certain of the Utility operating companies, System Energy, or Entergy Wholesale Commodities.  For example, the earthquake of March 11, 2011 that affected the Fukushima Daiichi nuclear plants in Japan resulted in the NRC issuing three orders effective on March 12, 2012 requiring U.S. nuclear operators, including Entergy, to undertake plant modifications or perform additional analyses that, among other things, have resulted in increased capital and operating costs associated with operating Entergy’s nuclear plants, some of which have been and will be material.

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

Certain of the Utility operating companies, System Energy and the owners of the Entergy Wholesale Commodities nuclear plants incur costs on a periodic basis for the on-site storage of spent nuclear fuel.  The approval of a license for a national repository for the disposal of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, or any interim storage facility, and the timing of such facility opening, will significantly affect the costs

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy associated with on-site storage of spent nuclear fuel.  For example, while the DOE is required by law to proceed with the licensing of Yucca Mountain and, after the license is granted by the NRC, to construct the repository and commence the receipt of spent fuel, the Obama administration has expressed its intention and taken specific steps to discontinue the Yucca Mountain project and study a new spent fuel strategy.  The NRC licensing of the Yucca Mountain repository is effectively at a standstill. These actions may prolong the time before spent fuel is removed from Entergy’s plant sites.  Because the DOE has not accomplished its objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts, and Entergy has sued the DOE for such breach.  Furthermore, Entergy is uncertain as to when the DOE plans to commence acceptance of spent fuel from its facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at the companies’ nuclear sites.  The costs of on-site storage are also affected by regulatory requirements for such storage.  In addition, the availability of a repository or other off-site storage facility for spent nuclear fuel may affect the ability to fully decommission the nuclear units and the costs relating to decommissioning.  For further information regarding spent fuel storage, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs – Spent Fuel Disposal” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy.

Certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities nuclear plant owners may be required to pay substantial retrospective premiums imposed under the Price-Anderson Act in the event of a nuclear incident, and losses not covered by insurance could have a material effect on Entergy’s and their results of operations, financial condition, or liquidity.

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere.  The Price-Anderson Act limits each reactor owner’s public liability (off-site) for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool of up to approximately $127.318 million per reactor.   With 103 reactors currently participating, this translates to a total public liability cap of approximately $13.114 billion per incident.  The limit is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors.  As required by the Price-Anderson Act, the Utility operating companies, System Energy, and Entergy Wholesale Commodities carry the maximum available amount of primary nuclear off-site liability insurance with American Nuclear Insurers (currently $375 million for each operating site).  Claims for any nuclear incident exceeding that amount are covered under the retrospective premiums paid into the secondary insurance pool.  As a result, in the event of a nuclear incident that causes damages (off-site) in excess of the $375 million in primary insurance coverage, each owner of a nuclear plant reactor, including Entergy’s Utility operating companies, System Energy, and the Entergy Wholesale Commodities plant owners, regardless of fault or proximity to the incident, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the $375 million primary level, up to a maximum of $127.318 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.4 billion).  The retrospective premium payment is currently limited to $18.963 million per year per incident per reactor until the aggregate public liability for each licensee is paid up to the $127.318 million cap.

NEIL is a utility industry mutual insurance company, owned by its members.  All member plants could be subject to an annual assessment (retrospective premium of up to 10 times current annual premium for all policies) should the surplus (reserve) be significantly depleted due to insured losses.  As of April 1, 2015, the maximum annual assessment amounts total $124 million for the Utility plants and $127.7 million for the Entergy Wholesale Commodities plants.  Retrospective Premium Insurance available through NEIL’s reinsurance treaty can cover the potential assessments.  The Entergy Wholesale Commodities plants currently maintain the Retrospective Premium Insurance to cover this potential assessment.

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

In 2008, Entergy experienced declines in the market value of assets held in the trust funds for meeting its decommissioning funding assurance obligations for its plants.  This decline adversely affected Entergy’s ability to demonstrate compliance with the NRC’s requirements for providing financial assurance for decommissioning funding for some of its plants, which deficiencies have now been corrected.  An early plant shutdown, poor investment results or higher than anticipated decommissioning costs could cause trust fund assets to be insufficient to meet the decommissioning obligations, with the result that the Entergy Wholesale Commodities nuclear plant owners may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.  For further information regarding nuclear decommissioning costs, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy and Note 9 to the financial statements.

Changes in NRC regulations or other binding regulatory requirements may cause increased funding requirements for nuclear plant decommissioning trusts.

NRC regulations require certain minimum financial assurance requirements for meeting obligations to decommission nuclear power plants.  Those financial assurance requirements may change from time to time, and certain changes may result in a material increase in the financial assurance required for decommissioning the Utility operating companies’, System Energy’s and owners of the Entergy Wholesale Commodities nuclear power plants.  Such changes could result in the need for additional contributions to decommissioning trusts, or the posting of parent guarantees, letters of credit, or other surety mechanisms.  For further information regarding nuclear decommissioning costs, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs” section of Management’s Financial

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy and Note 9 to the financial statements.

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

The license renewal and related processes for the Entergy Wholesale Commodities nuclear power plants have been and may continue to be the subject of significant public debate and regulatory and legislative review and scrutiny at the federal and, in certain cases, state level.  The original expiration date of the operating license for Indian Point 2 was September 2013 and the original expiration date of the operating license for Indian Point 3 was December 2015.  Because these plants filed timely license renewal applications, the NRC’s rules provide that these plants may continue to operate under their existing operating licenses until their renewal applications have been finally determined.  Various parties have expressed opposition to renewal of these licenses.  Renewal of the Indian Point licenses is the subject of ongoing proceedings before the Atomic Safety and Licensing Board (ASLB) of the NRC and, with respect to issues resolved by the ASLB, before the NRC on appeal.

In relation to Indian Point 2 and Indian Point 3, the New York State Department of Environmental Conservation has taken the position that these plant owners must obtain a new state-issued Clean Water Act Section 401 water quality certification as part of the license renewal process.  In addition, before the NRC may issue renewed operating licenses it must resolve its obligation to address the requirements of the Coastal Zone Management Act (CZMA). For further information regarding these environmental regulations see the “Regulation of Entergy’s Business - Environmental Regulation - Clean Water Act” section in Part I, Item 1. For additional discussion of the 401 and CZMA proceedings related to Indian Point license renewal, see the “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Plants” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

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

Under NRC regulations, Entergy Wholesale Commodities’ nuclear subsidiaries are permitted to project the NRC-required decommissioning amount, based on an NRC formula or a site-specific estimate, and the amount in each of the Entergy Wholesale Commodities nuclear power plant’s decommissioning trusts combined with other decommissioning financial assurances in place.  The projections are made based on the operating license expiration date and the mid-point of the subsequent decommissioning process, or the anticipated actual completion of decommissioning if a site-specific estimate is used, for each of these nuclear power plants.  As a result, if the projected amount of individual plants’ decommissioning trusts exceeds the NRC-required decommissioning amount, then its decommissioning obligations are considered to be funded in accordance with NRC regulations.  If the projected costs do not sufficiently reflect the actual costs the applicable Entergy subsidiaries would be required to incur to decommission these nuclear power plants, and funding is otherwise inadequate, or if the formula or site-specific estimate is changed to require increased funding, additional resources would be required.  Furthermore, depending upon the level of funding available in the trust funds, the NRC may not permit the trust funds to be used to pay for related costs such as the management of spent nuclear fuel that are not included in the NRC’s formula.  The NRC may also require a plan for the provision of separate funding for spent fuel management costs.  In addition to NRC requirements, there are other decommissioning-related obligations for certain of the Entergy Wholesale Commodities nuclear power plants, which management believes it will be able to satisfy.

If any Entergy Wholesale Commodities subsidiary decides to shut down one of its nuclear power plants earlier than the scheduled shutdown date and conduct decommissioning without the full benefit of a safe storage period, the applicable Entergy subsidiary may be unable to rely upon only the decommissioning trust to fund the entire decommissioning obligations, which would require it to obtain funding from other sources.

Vermont Yankee submitted notification of permanent cessation of operations and permanent removal of fuel from the reactor in January 2015 after final shutdown in December 2014.  The Post Shutdown Decommissioning Activities Report for Vermont Yankee, including a site specific cost estimate, was submitted to the NRC in December 2014.  Vermont Yankee’s future certifications to satisfy the NRC’s financial assurance requirements will now be based on the site specific cost estimate, including the estimated cost of managing spent fuel, rather than the NRC minimum formula for estimating decommissioning costs.  Entergy expects that amounts available in Vermont Yankee’s decommissioning trust fund, including expected earnings, together with the credit facilities entered into in January 2015 that are expected to be repaid with recoveries from DOE litigation related to spent fuel storage, will be sufficient to cover expected costs of decommissioning, spent fuel management costs, and site restoration. Future NRC filings will determine whether any other financial assurance may be required, including additional funding for spent fuel management, which will be required until the federal government takes possession of the fuel and removes it from the site, per its current obligation. In June 2015 the NRC granted an exemption allowing use of decommissioning trust funds for spent fuel management activities. In August 2015, Vermont and two Vermont utilities filed a petition in the U.S. Court of Appeals for the D.C. Circuit challenging the NRC’s issuance of that exemption. If the appeal were to result in a final decision denying Vermont Yankee the exemption, Vermont Yankee would have to satisfy the NRC that it had a plan to obtain additional funds to enable it to pay for these costs until the federal government takes possession of the fuel and removes it from the site.

Further, federal or state regulatory changes, including mandated increases in decommissioning funding or changes in the methods or standards for decommissioning operations, may also increase the funding requirements of, or accelerate the timing for funding of, the obligations related to the decommissioning of Entergy Wholesale Commodities nuclear power plants or may restrict the decommissioning-related costs that can be paid from the

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy decommissioning trusts.  As a result, under any of these circumstances, Entergy’s results of operations, liquidity, and financial condition could be materially affected.

Entergy Wholesale Commodities nuclear power plants are exposed to price risk.

Entergy and its subsidiaries do not have a regulator-authorized rate of return on their capital investments in non-utility businesses.  In particular, the sale of capacity and energy from the Entergy Wholesale Commodities nuclear power plants, unless otherwise contracted, is subject to the fluctuation of market power prices. In order to reduce future price risk to desired levels, Entergy Wholesale Commodities utilizes contracts that are unit-contingent and Firm LD and various products such as forward sales, options, and collars.  As of December 31, 2015, Entergy Wholesale Commodities’ nuclear power generation plants had sold forward 86%, 63%, 21%, 26%, and 27% of its generation portfolio’s planned energy output for 2016, 2017, 2018, 2019 and 2020, respectively.

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

The effects of sustained low natural gas prices and power market structure challenges have resulted in lower market prices for electricity in the power regions where the Entergy Wholesale Commodities nuclear power plants are located. The market price trend presents a challenging economic situation for the Entergy Wholesale Commodities plants. The severity of the challenge varies for each of the plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. In addition, currently the market design under which the plants operate does not adequately compensate merchant nuclear plants for their environmental and fuel diversity benefits in the region.

The price that different counterparties offer for various products including forward sales is influenced both by market conditions as well as the contract terms such as damage provisions, credit support requirements, and the number of available counterparties interested in contracting for the desired forward period.  Depending on differences between market factors at the time of contracting versus current conditions, Entergy Wholesale Commodities’ contract portfolio may have average contract prices above or below current market prices, including at the expiration of the contracts, which may significantly affect Entergy Wholesale Commodities’ results of operations, financial condition, or liquidity.  New hedges are generally layered into on a rolling forward basis, which tends to drive hedge over-performance to market in a falling price environment, and hedge underperformance to market in a rising price environment; however, hedge timing, product choice, and hedging costs will also affect these results. See the “Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.  Since the operating licenses for Indian Point 2 and Indian Point 3 expired in 2013 and 2015, respectively (see discussion above regarding the continued operation of Indian Point 2 and 3 past the license expiration dates), and as a consequence of any delays in obtaining extension of the operating licenses and any other approvals required for continued operation of the plants, Entergy Wholesale Commodities may enter into fewer unit-contingent forward sales contracts for output from such plants for periods beyond the license expiration.

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

Entergy reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain.  Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from the operations of such assets.  Projected net cash flows depend on the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy and capacity over the remaining life of the assets.  In particular, the assets of the Entergy Wholesale Commodities business are subject to impairment if adverse market conditions arise and continue (such as expected long-term declines in market prices for electricity), if adverse regulatory events occur (including with respect to environmental regulation), if there is a reduction in the expected remaining useful life of a unit, if a unit ceases operation or if a unit’s operating license is not renewed.  Moreover, the failure of the Entergy Wholesale Commodities business to achieve forecasted operating results and cash flows, an unfavorable change in forecasted operating results or cash flows, or a decline in observable industry market multiples could all result in potential impairment charges for the affected assets.

As discussed in the “Entergy Wholesale Commodities - Property” section in Part I, Item 1, the original expiration dates of the operating licenses for Indian Point 2 and Indian Point 3 were 2013 and 2015, respectively (see discussion above regarding the continued operation of Indian Point 2 and 3 past the license expiration dates),and are currently the subject of license renewal processes at the NRC and the state in which the plants operate. On August 27, 2013, Entergy announced its plan to close and decommission Vermont Yankee.  Vermont Yankee ceased power production in the fourth quarter 2014 at the end of a fuel cycle.  This decision was approved by the Board in August 2013, and resulted in the recognition of impairment charges in 2013 and 2014. In October 2015, Entergy determined that it will close the Pilgrim and FitzPatrick plants. The Pilgrim plant will cease operations no later than June 1, 2019. FitzPatrick is expected to shut down at the end of its current fuel cycle, planned for January 27, 2017. During the third quarter 2015, Entergy recorded impairment and other related charges to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values. In addition, in the fourth quarter 2015, Entergy recorded impairment and other related charges to write down the carrying value of the Palisades plant and related assets to their fair value. In addition to the impairments and other related charges, Entergy has incurred severance and employee retention costs and expects to incur additional charges from 2016 into mid-2019 relating to the decisions to shut down Vermont Yankee, FitzPatrick, and Pilgrim. If Entergy concludes that any of its nuclear power plants is unlikely to operate through its current useful life, which conclusion would be based on a variety of factors, such a conclusion could result in an impairment of part or all of the carrying value of the plant.  Any impairment charge taken by Entergy with respect to its long-lived assets, including the power plants owned by the Entergy Wholesale Commodities business, would likely be material in the quarter that the charge is taken and could otherwise have a material effect on Entergy’s results of operations, financial condition, or liquidity. For further information regarding evaluating long-lived assets for impairment, see the “Critical Accounting Estimates - Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.

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

Most of Entergy Corporation’s and its subsidiaries’ large customers, suppliers, and counterparties require sufficient creditworthiness to enter into transactions.  If Entergy Corporation’s or its subsidiaries’ ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas, and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries. At December 31, 2015, based on power prices at that time, Entergy had liquidity exposure of $142 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $14 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2015, Entergy would have been required to provide approximately $52 million of additional cash or letters of credit under some of the agreements. In the event of a decrease in the credit ratings of Entergy’s Utility operating companies to below investment grade, those companies collectively could be required to provide up to $50 million of additional cash or letters of credit to MISO. As of December 31, 2015, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously received collateral from counterparties, would increase by $98 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

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

From time to time, Entergy and its subsidiaries have pursued and may continue to pursue strategic transactions including merger, acquisition, divestiture, joint venture, restructuring or other strategic transactions. In particular, as discussed in the “Capital Expenditure Plans and Other Uses of Capital - Union Power Station Purchase Agreement” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries, certain of Entergy’s subsidiaries have entered into an asset purchase agreement to acquire the Union Power Station, consisting of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating), from Union Power Partners, L.P. This transaction is subject to regulatory approval and other material conditions or contingencies. The failure to complete this transaction or any future strategic transaction successfully or on a timely basis could have an adverse effect on Entergy’s financial condition, results of operations and the market’s perception of Entergy’s ability to execute its strategy. Further, this transaction, and any completed or future strategic transactions, involve substantial risks, including the following:

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

Entergy’s and the Utility operating companies’ ability to complete construction of power generation facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks.  These variables include, but are not limited to, project management expertise and escalating costs for materials, labor, and environmental compliance.  Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as required under their contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs,  downward changes in the economy, changes in law or regulation, including environmental compliance requirements, and other events beyond the control of the Utility operating companies or the Entergy Wholesale Commodities business may occur that may materially affect the schedule, cost, and performance of these projects.  If these projects are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project.  In addition, the Utility operating companies could be exposed to higher costs and market volatility, which could affect cash flow and cost recovery, should their respective regulators decline to approve the construction of new generation needed to meet the reliability needs of customers at the lowest reasonable cost. For further information regarding capital expenditure plans and other uses of capital in connection with the potential construction of additional generation supply sources within the Utility operating companies’ service territory, and as to the Entergy Wholesale Commodities business, see the “Capital Expenditure Plans and Other Uses of Capital” section of Management’s Financial Discussion and Analysis for Entergy and each of the Registrant Subsidiaries.

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

Entergy’s electricity sales volumes are affected by a number of factors, including the state of the national and regional economies, weather, customer bill sizes (large bills tend to induce conservation), trends in energy efficiency, and the willingness and ability of large industrial customers to develop co-generation facilities that greatly reduce their demand from Entergy. Some of these factors are inherently cyclical or temporary in nature, such as the weather or economic conditions, and rarely have a long-lasting impact on Entergy’s operating results.  Others, such as the increasing adoption of energy efficient appliances and building codes, are having a more permanent impact of reducing sales growth rates from historical norms. Newer technologies such as distributed generation have not yet had a substantive impact on Entergy’s electricity sales, but further advances have the potential to do so in the future.  Entergy’s industrial sales, in particular, benefit from steady economic growth and favorable commodity prices and are also sensitive to changes in conditions in the markets in which its customers operate.  Any negative change in any of these factors has the potential to result in slower sales growth or sales declines and increased bad debt expense, which could materially affect Entergy’s and the Utility operating companies’ results of operations, financial condition, and liquidity.

The effects of climate change and environmental and regulatory obligations intended to compel greenhouse gas emission reductions or to place a price on greenhouse gas emissions could materially affect the financial condition, results of operations, and liquidity of Entergy, the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business.

In an effort to address climate change concerns, federal, state, and local authorities are calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, in response to the United States Supreme Court’s 2007 decision holding that the EPA has authority to regulate emissions of CO2 and other “greenhouse gases” under the Clean Air Act, the EPA, various environmental interest groups, and other organizations are focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  In 2010, EPA promulgated its first regulations controlling greenhouse gas emissions from certain vehicles and from new and significantly modified stationary sources of emissions, including electric generating units.  During 2012 and 2014, EPA proposed CO2 emission standards for new and existing sources; EPA finalized these standards in 2015. As examples of state action, in the Northeast, the Regional Greenhouse Gas Initiative (RGGI) establishes a cap on CO2 emissions from electric power plants and requires generators to purchase emission permits to cover their CO2 emissions, and a similar program has been developed in California.

Developing and implementing plans for compliance with greenhouse gas emissions reduction requirements can lead to additional capital, personnel, and operation and maintenance expenditures and could significantly affect the economic position of existing facilities and proposed projects; moreover, long-term planning to meet environmental requirements can be negatively impacted and costs may increase to the extent laws and regulations change prior to full implementation.  These requirements could, in turn, lead to changes in the planning or operations of balancing authorities or organized markets in areas where the Utility operating companies, System Energy, or Entergy Wholesale Commodities do business. Violations of such requirements may subject Entergy Wholesale Commodities and the Utility operating companies to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  To the extent Entergy believes any of these costs are recoverable in rates, however, additional material rate increases for customers could be

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy resisted by Entergy’s regulators and, in extreme cases, Entergy’s regulators might deny or defer timely recovery of these costs.  Future changes in environmental regulation governing the emission of CO2 and other greenhouse gases could make some of Entergy’s electric generating units uneconomical to maintain or operate, and could increase the difficulty that Entergy and its subsidiaries have with obtaining or maintaining required environmental regulatory approvals, which could also materially affect the financial condition, results of operations and liquidity of Entergy and its subsidiaries.  In addition, lawsuits have occurred or are reasonably expected against emitters of greenhouse gases alleging that these companies are liable for personal injuries and property damage caused by climate change.  These lawsuits may seek injunctive relief, monetary compensation, and punitive damages.

In addition to the regulatory and financial risks associated with climate change discussed above, potential physical risks from climate change include an increase in sea level, wind and storm surge damages, wetland and barrier island erosion, risks of flooding and changes in weather conditions, (such as increases in precipitation, drought, or changes in average temperatures), and potential increased impacts of extreme weather conditions or storms.  Entergy subsidiaries own assets in, and serve, communities that are at risk from sea level rise, changes in weather conditions, storms, and loss of the protection offered by coastal wetlands.  A significant portion of the nation’s oil and gas infrastructure is located in these areas and susceptible to storm damage that could be aggravated by wetland and barrier island erosion, which could give rise to fuel supply interruptions and price spikes. Entergy and its subsidiaries also face the risk that climate change could impact the availability and quality of water supply necessary for operations.

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

Water is a vital natural resource that is also critical to the Utility operating companies’, System Energy’s, and Entergy Wholesale Commodities’ business operations.  Entergy’s facilities use water for cooling, boiler make-up, sanitary uses, potable supply, and many other uses.  Two of Entergy’s Utility operating companies own and/or operate hydroelectric facilities.  Accordingly, water availability and quality are critical to Entergy’s business operations.  Impacts to water availability or quality could negatively impact both operations and revenues.

Entergy secures water through various mechanisms (ground water wells, surface waters intakes, municipal supply, etc.) and operates under the provisions and conditions set forth by the provider and/or regulatory authorities.  Entergy also obtains and operates in substantial compliance with water discharge permits issued under various provisions of the Clean Water Act and/or state water pollution control provisions. Regulations and authorizations for both water intake and use and for waste discharge can become more stringent in times of water shortages, low flows in rivers, low lake levels, low groundwater aquifer volumes, and similar conditions.  The increased use of water by industry, agriculture, and the population at large, population growth, and the potential impacts of climate change on water resources may cause water use restrictions that affect Entergy and its subsidiaries.

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

Market performance and other changes may decrease the value of benefit plan assets, which then could require additional funding and result in increased benefit plan costs.

The performance of the capital markets affects the values of the assets held in trust under Entergy’s pension and postretirement benefit plans.  A decline in the market value of the assets may increase the funding requirements relating to Entergy’s benefit plan liabilities and also result in higher benefit costs. As the value of the assets decreases, the “expected return on assets” component of benefit costs decreases, resulting in higher benefits costs. Additionally, asset losses are incorporated into benefit costs over time, thus increasing benefits costs.  Volatility in the capital markets has affected the market value of these assets, which may affect Entergy’s planned levels of contributions in the future.  Additionally, changes in interest rates affect the liabilities under Entergy’s pension and postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding and recognition of higher liability carrying costs.  The funding requirements of the obligations related to the pension benefit plans can also increase as a result of changes in, among other factors, retirement rates, life expectancy assumptions, or Federal regulations.  For further information regarding Entergy’s pension and other postretirement benefit plans, refer to the “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” section of Management’s Financial Discussion and Analysis for Entergy and each of its Registrant Subsidiaries and Note 11 to the financial statements.

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

As power generators and distributors, Entergy and its subsidiaries face heightened risk of an act or threat of terrorism, including physical and cyber attacks, either as a direct act against one of Entergy’s generation facilities, transmission operations centers, or distribution infrastructure used to manage and transport power to customers. An actual act could affect Entergy’s ability to operate, including its ability to operate the information technology systems and network infrastructure on which it relies to conduct its business. The Utility operating companies also face heightened risk of an act or threat by cyber criminals, intent on accessing personal information for the purpose of committing identity theft.

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

(Entergy New Orleans)

The effect of higher purchased gas cost charges to customers may adversely affect Entergy New Orleans’s results of operations and liquidity.

Gas rates charged to retail gas customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy New Orleans, and distribution charges, which provide a return or profit to the utility.  Distribution charges are affected by the amount of gas sold to customers.  Purchased gas cost charges, which comprise most of a customer’s bill and may be adjusted monthly, represent gas commodity costs that Entergy New Orleans recovers from its customers.  Entergy New Orleans’s cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers occurs.  When purchased gas cost charges increase substantially reflecting higher gas procurement costs incurred by Entergy New Orleans, customer

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy usage may decrease, especially in weaker economic times, resulting in lower distribution charges for Entergy New Orleans, which could adversely affect results of operations.

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

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2015 Compared to 2014

Net income decreased $47.1 million primarily due to higher other operation and maintenance expenses, partially offset by higher net revenue.

2014 Compared to 2013

Net income decreased $40.6 million primarily due to higher other operation and maintenance expenses, lower other income, higher depreciation and amortization expenses, and a higher effective income tax rate, partially offset by higher net revenue.

Net Revenue

2015 Compared to 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing 2015 to 2014.

Amount
(In Millions)

2014 net revenue	$1,335.9
Volume/weather	12.7
Retail electric price	9.4
Asset retirement obligation	4.2
Net wholesale revenue	(7.8)
Other	7.8
2015 net revenue	$1,362.2

The volume/weather variance is primarily due to an increase of 110 GWh, or 1%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage. The increase in industrial usage is primarily due to increased demand by existing customers primarily in the petroleum refining and primary metals industries.

The retail electric price variance is primarily due to an increase in the energy efficiency rider, as approved by the APSC, effective July 2014 and July 2015. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have minimal effect on net income.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation related costs collected in revenue. The variance is primarily caused by an increase in regulatory credits because of an increase in accretion expense.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The net wholesale revenue variance is primarily due to lower prices.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

2015 Compared to 2014

Nuclear refueling outage expenses increased primarily due to the amortization of higher expenses associated with the refueling outages at ANO 1 and 2.

Other operation and maintenance expenses increased primarily due to:

•
an increase of $43.4 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s Reactor Oversight Process Action Matrix. See “ANO Damage, Outage, and NRC Reviews” below for further discussion;

•	an increase of $15.3 million in distribution expenses primarily due to vegetation maintenance and higher labor costs;

•
an increase of $12.6 million in energy efficiency costs, including the effects of true-ups to the energy efficiency filings for fixed costs to be collected from customers. Energy efficiency costs are recovered through the energy efficiency rider and have a minimal effect on net income;

•
an increase of $8.9 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of lower discount rates and changes in retirement and mortality assumptions, partially offset by a decrease in the accrual for incentive-based compensation. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs; and

•	an increase of $6.6 million in fossil-fueled generation expenses due to an overall higher scope of work in 2015 as compared to 2014.

The increase was partially offset by a decrease of $6.5 million related to incentives recognized as a result of participation in energy efficiency programs.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher residential and commercial revenues in 2015 as compared to 2014, an increase in payroll taxes, and an increase in ad valorem taxes resulting from higher assessments.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to an increase in the allowance for equity funds used during construction resulting from increased transmission spending in 2015 as compared to 2014.

Interest expense increased primarily due to the issuance of $250 million of 4.95% Series first mortgage bonds in December 2014, partially offset by an increase in the allowance for borrowed funds used during construction resulting from increased transmission spending in 2015 as compared to 2014.

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

The increase was partially offset by:

•
a decrease of $20.8 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs;

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

Income Taxes

The effective income tax rates for 2015, 2014, and 2013 were 35.3%, 40.8%, and 36.2%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Entergy Arkansas incurred incremental costs of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas also expects to incur approximately $50 million in 2016 in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A much lesser amount of incremental expenses is expected to be ongoing annually after 2016.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$218,505	$127,022	$34,533

Net cash provided by (used in):
Operating activities	474,890	403,826	401,250
Investing activities	(685,274)	(600,628)	(524,473)
Financing activities	1,014	288,285	215,712
Net increase (decrease) in cash and cash equivalents	(209,370)	91,483	92,489

Cash and cash equivalents at end of period	$9,135	$218,505	$127,022

Operating Activities

Net cash flow provided by operating activities increased $71.1 million in 2015 primarily due to:

•
a $68 million payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period and a $38 million payment made in September 2014 as a result of the compliance filing pursuant to the FERC’s orders related to the bandwidth payments/receipts for the comprehensive recalculation for 2007, 2008, and 2009.  In 2015, Entergy Arkansas received $89.5 million in System Agreement bandwidth remedy collections from customers related to the filings.  See Note 2 to the financial statements for a discussion of the System Agreement proceedings and related recovery from customers;

•	an increase in the recovery of fuel and purchased power costs; and

•	a decrease of $50 million in storm spending in 2015.

The increase was partially offset by:

•
income tax payments of $103.3 million in 2015 compared to income tax refunds of $48.9 million in 2014. Entergy Arkansas made income tax payments in 2015 and received income tax refunds in 2014 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit as well as adjustments associated with the settlement of the 2008-2009 IRS audit whereas the income tax refunds in 2014 resulted primarily from the utilization of Entergy Arkansas’s net operating losses by the consolidated group. See Note 3 to the financial statements for a discussion of the income tax audits;

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•
an increase in nuclear generation expenses primarily due to an increase in regulatory compliance costs. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in 2015 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s Reactor Oversight Process Action Matrix. See “ANO Damage, Outage, and NRC Reviews” above; and

•	an increase of $30 million in spending on nuclear refueling outages in 2015.

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
incident at ANO, as discussed above.

The increase was partially offset by:

•
a decrease in the recovery of fuel and purchased power costs including a $68 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period and a $38 million System Agreement bandwidth remedy payment made in September 2014 as a result of the compliance filing pursuant to the FERC’s orders related to the bandwidth payments/receipts for the comprehensive recalculation for 2007, 2008, and 2009. See Note 2 to the financial statements for a discussion of the System Agreement bandwidth remedy payments;

•
an increase of $60.1 million in pension contributions in 2014. See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding;

•	proceeds of $38 million received in 2013 from the U.S. Department of Energy resulting from litigation regarding the storage of spent nuclear fuel;

•	the timing of payments to vendors; and

•	an increase of $24.6 million in storm spending in 2014.

Investing Activities

Net cash used in investing activities increased $84.6 million in 2015 primarily due to:

•	an increase in transmission construction expenditures primarily due to a higher scope of non-storm related work performed in 2015;

•	an increase in nuclear construction expenditures primarily due to a higher scope of work on various nuclear projects in 2015 as compared to 2014 and compliance with NRC post-Fukushima requirements;

•	an increase in distribution construction expenditures due to a higher scope of work performed in 2015;

•	an increase in information technology capital expenditures due to various technology projects and upgrades in 2015;

•	$11.7 million in insurance proceeds received in 2015 compared to $36.6 million received in 2014 for property damages related to the generator stator incident at ANO, as discussed above; and

•	money pool activity.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by:

•	a decrease in transmission and distribution construction expenditures primarily due to higher storm restoration spending in 2014; and

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased by $2.2 million in 2015 compared to decreasing by $15.3 million in 2014. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

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

Decreases in Entergy Arkansas’s receivable from the money pool are a source of cash flow, and Entergy Arkansas’s receivable from the money pool decreased by $15.3 million in 2014 compared to increasing by $9.5 million in 2013.

Financing Activities

Net cash provided by financing activities decreased $287.3 million in 2015 primarily due to:

•	the issuance of $250 million of 4.95% Series first mortgage bonds in December 2014;

•	the issuance of $90 million of 9% Series L notes by the nuclear fuel company variable interest entity in July 2014;

•	net repayments of $36.3 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2015 compared to net borrowings of $48 million in 2014; and

•
the issuance of $375 million of 3.7% Series first mortgage bonds in March 2014, the proceeds of which were used to pay, prior to maturities, a $250 million term loan in March 2014 and $115 million of 5.0% Series first mortgage bonds in April 2014.

The decrease was partially offset by:

•	the retirement, at maturity, of $70 million of 5.69% Series I notes by the nuclear fuel company variable interest entity in July 2014;

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•	money pool activity; and

•	$10 million in common stock dividends paid in 2014.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $52.7 million in 2015.

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

	December 31, 2015	December 31, 2014
Debt to capital	56.8%	58.1%
Effect of excluding the securitization bonds	(0.6%)	(0.7%)
Debt to capital, excluding securitization bonds (a)	56.2%	57.4%
Effect of subtracting cash	(0.1%)	(2.1%)
Net debt to net capital, excluding securitization bonds (a)	56.1%	55.3%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Arkansas’s financial condition because net debt indicates Entergy Arkansas’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses of Capital

Entergy Arkansas requires capital resources for:

•	construction and other capital investments;

•	debt and preferred stock maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments.

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$395	$135	$135
Transmission	175	185	125
Distribution	210	240	200
Other	65	30	45
Total	$845	$590	$505

Following are the amounts of Entergy Arkansas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2016	2017-2018	2019-2020	after 2020	Total
	(In Millions)
Long-term debt (a)	$160	$319	$202	$3,848	$4,529
Operating leases	$25	$32	$21	$28	$106
Purchase obligations (b)	$620	$915	$539	$1,095	$3,169

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Arkansas, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which are discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Arkansas currently expects to contribute approximately $82.8 million to its pension plans and approximately $4.2 million to other postretirement plans in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Arkansas has $21.8 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Arkansas includes specific investments, such as the Union Power Station acquisition discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support smart meter deployment; resource planning, including potential generation projects; system improvements; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, requirements, and oversight, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Arkansas pays dividends to Entergy Corporation from its earnings at a percentage determined monthly.  Entergy Arkansas’s long-term debt indenture restricts the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of December 31, 2015, Entergy Arkansas had restricted retained earnings unavailable for distribution to Entergy Corporation of $394.9 million.

Union Power Station Purchase Agreement

In December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Pursuant to the agreement, Entergy Gulf States Louisiana would acquire two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy Texas would each acquire one power block and a 25% undivided ownership interest in such related assets. The base purchase price is expected to be approximately $948 million (approximately $237 million for each power block) subject to adjustments.  The purchase is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies. Under the original terms of the asset purchase agreement, these included regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino antitrust law.

In December 2014, Entergy Texas filed its application for Certificate of Convenience and Necessity (CCN) with the PUCT seeking one of the two necessary PUCT approvals of the acquisition. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the CCN filing. In July 2015, Entergy Texas withdrew its rate case and, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application. In July 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans. The acquisition by Entergy New Orleans replaces the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the acquisition of the power block and seeking approval of the recovery of the associated costs. In November 2015 the City Council issued written resolutions and an order approving an agreement in principle between Entergy New Orleans and City Council advisors providing that the purchase of Power Block 1 and related assets by Entergy New Orleans is prudent and in the public interest.

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery. Supplemental testimony was submitted in July 2015 explaining the reallocation of one of the power blocks to Entergy New Orleans and clarifying that Entergy Gulf States Louisiana would own 100% of the capacity and associated energy of two power blocks. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent. The business combination of Entergy Gulf States

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Louisiana and Entergy Louisiana received regulatory approval and closed in October 2015 making Entergy Louisiana the named purchaser of Power Blocks 3 and 4 of the Union Power Station.

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery. A hearing was held in September 2015. In November 2015 the APSC issued an order conditionally approving the acquisition and requesting that Entergy Arkansas file compliance testimony reporting on two minor conditions. In January 2016 the APSC issued an order finding that Entergy Arkansas’s December 2015 compliance filing was substantially compliant with its November 2015 order. If the transaction closes on or before March 24, 2016, recovery of the costs to acquire Power Block 2 of the Union Power Station will be through Entergy Arkansas’s new base rates that will commence with the first billing cycle of April 2016. If the transaction closes after that date, the parties have agreed to concurrent cost recovery through Entergy Arkansas’s capacity acquisition rider.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station. Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015.

In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction. In April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment. Filings were made with the FERC in September 2015 replacing Entergy Texas with Entergy New Orleans as an applicant in the filings and providing supplemental information. In the FERC proceeding requesting authorization for the transaction, in December 2015, UPP, Entergy Arkansas, Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, and Entergy New Orleans filed their response to the FERC’s November 2015 request for additional information. The public comment period on the December 2015 filing expired in January 2016. No protests were filed. The LPSC, City Council, and APSC have filed submissions with the FERC urging the FERC to promptly consider and approve the transaction.

Closing of the purchase is expected to be completed promptly following the receipt of FERC approval.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2015	2014	2013	2012
(In Thousands)
($52,742)	$2,218	$17,531	$8,035

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in August 2020. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2016.  The $150 million credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2015, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of December 31, 2015, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  As of December 31, 2015, $11.7 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas obtained authorizations from the FERC through October 2017 for short-term borrowings not to exceed an aggregate amount of $250 million at any time outstanding and long-term borrowings by its nuclear fuel company variable interest entity. See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits. The long-term securities issuances of Entergy Arkansas are limited to amounts authorized by the APSC and the Tennessee Regulatory Authority; the current authorizations extend through December 2018.

In January 2016, Entergy Arkansas issued $325 million of 3.5% Series first mortgage bonds due April 2026. Entergy Arkansas used the proceeds to pay, prior to maturity, its $175 million of 5.66% Series first mortgage bonds due February 2025, and expects to use the remainder of the proceeds, together with other funds, towards the purchase of a power block at the Union Power Station and for general corporate purposes. See “Union Power Station Purchase Agreement” above for additional discussion of the Union acquisition.

State and Local Rate Regulation and Fuel-Cost Recovery

Retail Rates

2013 Base Rate Filing

In March 2013, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing assumed Entergy Arkansas’s transition to MISO in December 2013, and requested a rate increase of $174 million, including $49 million of revenue being transferred from collection in riders to base rates. The filing also proposed a new transmission rider and a capacity cost recovery rider. The filing requested a 10.4% return on common equity. In September 2013, Entergy Arkansas filed testimony reflecting an updated rate increase request of $145 million, with no change to its requested return on common equity of 10.4%. Hearings in the proceeding began in October 2013, and in December 2013 the APSC issued an order. The order authorized a base rate increase of $81 million and included an authorized return on common equity of 9.3%. The order allowed Entergy Arkansas to amortize its human capital management costs over a three-and-a-half year period, but also ordered Entergy Arkansas to file a detailed report of the Arkansas-specific costs, savings, and final payroll changes upon conclusion of the human capital management

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

strategic imperative. The detailed report was subsequently filed in February 2015. The substance of the report was addressed in Entergy Arkansas’s 2015 base rate filing. New rates were implemented in the first billing cycle of March 2014, effective as of January 2014. Additionally, in January 2014, Entergy Arkansas filed a petition for rehearing or clarification of several aspects of the APSC’s order, including the 9.3% authorized return on common equity. In February 2014 the APSC granted Entergy Arkansas’s petition for the purpose of considering the additional evidence identified by Entergy Arkansas. In August 2014 the APSC issued an order amending certain aspects of the original order, including providing for a 9.5% authorized return on common equity. Pursuant to the August 2014 order, revised rates were effective for all bills rendered after December 31, 2013 and were implemented in the first billing cycle of October 2014.

2015 Base Rate Filing

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notified the APSC of Entergy Arkansas’s intent to implement a forward test year formula rate plan pursuant to Arkansas legislation passed in 2015, and requested a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requested a 10.2% return on common equity. In May 2015 the APSC issued an order suspending the proposed rates and tariffs filed by Entergy Arkansas and establishing a procedural schedule to complete its investigation of Entergy Arkansas’s application. In September 2015, APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. Entergy Arkansas filed rebuttal testimony in October 2015. In December 2015, Entergy Arkansas, the APSC staff, and certain of the intervenors in the rate case filed with the APSC a joint motion for approval of a settlement of the case that proposes a retail rate increase of approximately $225 million with a net increase in revenue of approximately $133 million; an authorized return on common equity of 9.75%; and a formula rate plan tariff that provides a 50 basis point band around the 9.75% allowed return on common equity.

A hearing was held in January 2016. In February 2016 the APSC approved the settlement with one exception that would reduce the retail rate increase proposed in the settlement by $5 million. The parties were directed to inform the APSC by filing no later than February 26, 2016 whether they accept the APSC’s proposed settlement agreement modification or request a full hearing on the issues. Entergy Arkansas plans to make its first formula rate plan filing in July 2016 for rates effective with the first billing cycle of January 2017.

    A significant portion of the rate increase is related to Entergy Arkansas’s acquisition of Union Power Station Power Block 2 for an expected base purchase price of $237 million, subject to adjustment. The acquisition is expected to be completed promptly following the receipt of FERC approval. If the acquisition closes on or before March 24, 2016, recovery of the costs to acquire Power Block 2 of the Union Power Station will be through Entergy Arkansas’s new base rates that will commence with the first billing cycle of April 2016. If the transaction closes after that date, the parties have agreed to concurrent cost recovery through Entergy Arkansas’s capacity acquisition rider.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In May 2015, Entergy Arkansas filed its annual redetermination of the production cost allocation rider, which included a $38 million payment made by Entergy Arkansas as a result of the FERC’s February 2014 order related to the comprehensive bandwidth recalculation for calendar year 2006, 2007, and 2008 production costs. The redetermined rate for the 2015 production cost allocation rider update was added to the redetermined rate from the 2014 production cost allocation rider update and the combined rate was effective with the first billing cycle of July 2015. This combined rate was effective through December 2015. The collection of the remainder of the redetermined rate for the 2015 production cost allocation rider update will continue through June 2016.

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

In January 2007 the APSC issued an order in its review of the energy cost rate.  The APSC found that Entergy Arkansas failed to maintain an adequate coal inventory level going into the summer of 2005 and that Entergy Arkansas should be responsible for any incremental energy costs that resulted from two outages caused by employee and contractor error.  The coal plant generation curtailments were caused by railroad delivery problems and Entergy Arkansas resolved litigation with the railroad regarding the delivery problems.  The APSC staff was directed to perform an analysis with Entergy Arkansas’s assistance to determine the additional fuel and purchased energy costs associated with these findings and file the analysis within sixty days of the order.  After a final determination of the costs is made by the APSC, Entergy Arkansas will be directed to refund that amount with interest to its customers as a credit on the energy cost recovery rider.  Entergy Arkansas requested rehearing of the order.

In February 2010 the APSC denied Entergy Arkansas’s request for rehearing, and held a hearing in September 2010 to determine the amount of damages, if any, that should be assessed against Entergy Arkansas.  A decision is pending.  Entergy Arkansas expects the amount of damages, if any, to have an immaterial effect on its results of operations, financial position, or cash flows.

The APSC also established a separate docket to consider the resolved railroad litigation, and in February 2010 it established a procedural schedule that concluded with testimony through September 2010.  The testimony was filed, and the APSC will decide the case based on the record in the proceeding.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its redetermination of its energy cost rate that was filed in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude $65.9 million of deferred fuel and purchased energy costs incurred in 2013 from the redetermination of its 2014 energy cost rate. The $65.9 million is an estimate of the incremental fuel and replacement energy costs that Entergy Arkansas incurred as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information is available regarding various claims associated with the ANO stator incident. The APSC approved Entergy Arkansas’s request in February 2014. See the “ANO Damage, Outage, and NRC Reviews” section above for further discussion of the ANO stator incident.

Storm Cost Recovery

Entergy Arkansas December 2012 Winter Storm

In December 2012 a severe winter storm consisting of ice, snow, and high winds caused significant damage to Entergy Arkansas’s distribution lines, equipment, poles, and other facilities.  Total restoration costs for the repair and/or replacement of Entergy Arkansas’s electrical facilities in areas damaged from the winter storm were $63 million, including costs recorded as regulatory assets of approximately $22 million.  In the Entergy Arkansas 2013 rate case, the APSC approved inclusion of the construction spending in rate base and approved an increase in the normal storm cost accrual.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders. Entergy Arkansas’s estimated capital expenditures for 2016 through 2018 for complying with the NRC orders are included in the planned construction and other capital investments estimates given in “Liquidity and Capital Resources - Uses of Capital” above.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Actuarial Assumption	Change in Assumption	Impact on 2015 Qualified Pension Cost	Impact on 2015 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$4,248	$43,590
Rate of return on plan assets	(0.25%)	$2,427	$—
Rate of increase in compensation	0.25%	$1,525	$6,238

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2015 Postretirement Benefit Cost	Impact on 2015 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$611	$8,062
Health care cost trend	0.25%	$1,155	$6,633

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2015 was $62.7 million.  Entergy Arkansas anticipates 2016 qualified pension cost to be $37.6 million. In 2016, Entergy Arkansas refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $13.3 million.  Entergy Arkansas contributed $92.4 million to its pension plan in 2015 and estimates 2016-2018 pension contributions will approximate $226.1 million, including $82.8 million in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016.

Total postretirement health care and life insurance benefit cost for Entergy Arkansas in 2015 was $3.2 million.  Entergy Arkansas expects 2016 postretirement health care and life insurance benefit income of approximately $5.9 million.     In 2016, Entergy Arkansas refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $2.5 million.  Entergy Arkansas contributed $14.7 million to its other postretirement plans in 2015 and expects 2016-2018 contributions to approximate $5.3 million, including $4.2 million in 2016.

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

Entergy Arkansas, Inc. and Subsidiaries
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc. and Subsidiaries
Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated income statements, consolidated statements of cash flows, and consolidated statements of changes in common equity (pages 322 through 326 and applicable items in pages 61 through 236) for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2016

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)

OPERATING REVENUES
Electric	$2,253,564	$2,172,391	$2,190,159

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	535,919	327,695	426,316
Purchased power	380,081	528,815	473,326
Nuclear refueling outage expenses	51,411	43,258	40,499
Other operation and maintenance	734,118	647,461	592,892
Decommissioning	50,414	46,972	43,058
Taxes other than income taxes	99,926	91,470	89,471
Depreciation and amortization	246,897	236,770	230,512
Other regulatory credits - net	(24,608)	(20,054)	(10,975)
TOTAL	2,074,158	1,902,387	1,885,099

OPERATING INCOME	179,406	270,004	305,060

OTHER INCOME
Allowance for equity funds used during construction	14,227	7,238	10,913
Interest and investment income	22,382	23,075	30,148
Miscellaneous - net	(3,385)	(5,144)	(4,275)
TOTAL	33,224	25,169	36,786

INTEREST EXPENSE
Interest expense	105,622	93,921	91,318
Allowance for borrowed funds used during construction	(7,805)	(3,769)	(3,207)
TOTAL	97,817	90,152	88,111

INCOME BEFORE INCOME TAXES	114,813	205,021	253,735

Income taxes	40,541	83,629	91,787

NET INCOME	74,272	121,392	161,948

Preferred dividend requirements	6,873	6,873	6,873

EARNINGS APPLICABLE TO COMMON STOCK	$67,399	$114,519	$155,075

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$74,272	$121,392	$161,948
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	400,156	387,945	357,639
Deferred income taxes, investment tax credits, and non-current taxes accrued	(4,330)	130,132	130,707
Changes in assets and liabilities:
Receivables	20,813	25,661	(26,320)
Fuel inventory	(11,791)	(9,394)	7,471
Accounts payable	(2,528)	(120,097)	141,041
Prepaid taxes and taxes accrued	(54,531)	14,261	(204,990)
Interest accrued	(367)	(1,786)	(6,382)
Deferred fuel costs	151,332	(140,483)	28,609
Other working capital accounts	(44,784)	72,411	(34,909)
Provisions for estimated losses	(137)	(57)	(76)
Other regulatory assets	60,279	(367,234)	214,131
Pension and other postretirement liabilities	(110,936)	252,639	(295,435)
Other assets and liabilities	(2,558)	38,436	(72,184)
Net cash flow provided by operating activities	474,890	403,826	401,250
INVESTING ACTIVITIES
Construction expenditures	(624,546)	(535,464)	(489,079)
Allowance for equity funds used during construction	15,882	10,789	14,550
Nuclear fuel purchases	(132,252)	(195,092)	(88,637)
Proceeds from sale of nuclear fuel	52,281	75,860	36,478
Proceeds from nuclear decommissioning trust fund sales	212,954	181,489	266,391
Investment in nuclear decommissioning trust funds	(223,357)	(190,062)	(274,519)
Changes in money pool receivable - net	2,218	15,313	(9,496)
Changes in securitization account	(108)	(261)	568
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	—	10,271
Counterparty collateral deposit	—	—	9,000
Insurance proceeds	11,654	36,600	—
Other	—	200	—
Net cash flow used in investing activities	(685,274)	(600,628)	(524,473)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	707,465	716,595
Retirement of long-term debt	(13,234)	(447,815)	(442,302)
Change in money pool payable - net	52,742	—	—
Changes in short-term borrowings - net	(36,278)	47,968	(36,735)
Dividends paid:
Common stock	—	(10,000)	(15,000)
Preferred stock	(6,873)	(6,873)	(6,873)
Other	4,657	(2,460)	27
Net cash flow provided by financing activities	1,014	288,285	215,712
Net increase (decrease) in cash and cash equivalents	(209,370)	91,483	92,489
Cash and cash equivalents at beginning of period	218,505	127,022	34,533
Cash and cash equivalents at end of period	$9,135	$218,505	$127,022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$100,435	$90,285	$92,353
Income taxes	$103,296	($48,948)	$184,592
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2015	2014
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$9,066	$10,526
Temporary cash investments	69	207,979
Total cash and cash equivalents	9,135	218,505
Securitization recovery trust account	4,204	4,096
Accounts receivable:
Customer	108,636	97,314
Allowance for doubtful accounts	(34,226)	(32,247)
Associated companies	32,987	32,187
Other	84,216	110,269
Accrued unbilled revenues	73,583	80,704
Total accounts receivable	265,196	288,227
Accumulated deferred income taxes	—	21,533
Deferred fuel costs	—	143,279
Fuel inventory - at average cost	62,689	50,898
Materials and supplies - at average cost	169,919	162,792
Deferred nuclear refueling outage costs	67,834	29,690
Prepaid Taxes	30,291	—
Prepayments and other	15,145	9,588
TOTAL	624,413	928,608

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	771,313	769,883
Other	12,895	14,170
TOTAL	784,208	784,053

UTILITY PLANT
Electric	9,536,802	9,139,181
Property under capital lease	844	961
Construction work in progress	388,075	284,322
Nuclear fuel	286,341	293,695
TOTAL UTILITY PLANT	10,212,062	9,718,159
Less - accumulated depreciation and amortization	4,349,809	4,191,959
UTILITY PLANT - NET	5,862,253	5,526,200

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	61,438	64,214
Other regulatory assets (includes securitization property of $54,450 as of December 31, 2015 and $67,877 as of December 31, 2014)	1,333,773	1,391,276
Deferred fuel costs	66,700	65,900
Other	14,989	17,404
TOTAL	1,476,900	1,538,794

TOTAL ASSETS	$8,747,774	$8,777,655

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2015	2014
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$55,000	$—
Short-term borrowings	11,690	47,968
Accounts payable:
Associated companies	110,464	56,078
Other	177,758	174,998
Customer deposits	118,340	115,647
Taxes accrued	—	24,240
Accumulated deferred income taxes	—	15,009
Interest accrued	19,883	20,250
Deferred fuel costs	8,853	—
Other	45,219	27,872
TOTAL	547,207	482,062

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,982,812	1,997,983
Accumulated deferred investment tax credits	36,506	37,708
Other regulatory liabilities	242,913	254,036
Decommissioning	872,346	818,351
Accumulated provisions	5,552	5,689
Pension and other postretirement liabilities	459,153	571,870
Long-term debt (includes securitization bonds of $61,249 as of December 31, 2015 and $74,161 as of December 31, 2014)	2,574,839	2,641,073
Other	18,438	28,296
TOTAL	6,192,559	6,355,006

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2015 and 2014	470	470
Paid-in capital	588,493	588,471
Retained earnings	1,302,695	1,235,296
TOTAL	1,891,658	1,824,237

TOTAL LIABILITIES AND EQUITY	$8,747,774	$8,777,655

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2015, 2014, and 2013

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$470	$588,444	$990,702	$1,579,616
Net income	—	—	161,948	161,948
Common stock dividends	—	—	(15,000)	(15,000)
Preferred stock dividends	—	—	(6,873)	(6,873)
Other	—	27	—	27
Balance at December 31, 2013	$470	$588,471	$1,130,777	$1,719,718
Net income	—	—	121,392	121,392
Common stock dividends	—	—	(10,000)	(10,000)
Preferred stock dividends	—	—	(6,873)	(6,873)
Balance at December 31, 2014	$470	$588,471	$1,235,296	$1,824,237
Net income	—	—	74,272	74,272
Preferred stock dividends	—	—	(6,873)	(6,873)
Other	—	22	—	22
Balance at December 31, 2015	$470	$588,493	$1,302,695	$1,891,658

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2015	2014	2013	2012	2011
	(In Thousands)

Operating revenues	$2,253,564	$2,172,391	$2,190,159	$2,127,004	$2,084,310
Net Income	$74,272	$121,392	$161,948	$152,365	$164,891
Total assets	$8,747,774	$8,777,655	$8,007,707	$7,797,123	$7,195,247
Long-term obligations (a)	$2,691,189	$2,757,423	$2,424,969	$1,887,923	$1,975,306

(a) Includes long-term debt (excluding currently maturing debt) and preferred stock without sinking fund.

	2015	2014	2013	2012	2011
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$824	$755	$772	$766	$756
Commercial	515	461	469	472	450
Industrial	477	424	433	439	421
Governmental	20	18	19	20	20
Total retail	1,836	1,658	1,693	1,697	1,647

Sales for resale:
Associated companies	128	131	346	320	279
Non-associated companies	195	282	83	49	96
Other	95	101	68	61	62
Total	$2,254	$2,172	$2,190	$2,127	$2,084

Billed Electric Energy Sales (GWh):
Residential	8,016	8,070	7,921	7,859	8,229
Commercial	6,020	5,934	5,929	6,046	6,051
Industrial	6,889	6,808	6,769	6,925	7,029
Governmental	235	238	241	257	275
Total retail	21,160	21,050	20,860	21,087	21,584

Sales for resale:
Associated companies	2,239	2,299	7,918	7,926	6,893
Non-associated companies	7,980	8,003	1,011	1,093	1,304
Total	31,379	31,352	29,789	30,106	29,781

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake the transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. In the application, Entergy Louisiana and Entergy Gulf States Louisiana identified potential benefits, including enhanced economic and customer diversity, enhanced geographic and supply diversity, and greater administrative efficiency. In the initial proceedings with the LPSC, Entergy Louisiana and Entergy Gulf States Louisiana estimated that the business combination could produce up to $128 million in measurable customer benefits during the first ten years following the transaction’s close including proposed guaranteed customer credits of $97 million in the first nine years.  In April 2015 the LPSC staff and intervenors filed testimony in the LPSC business combination proceeding. The testimony recommended an extensive set of conditions that would be required in order to recommend that the LPSC find that the business combination was in the public interest. The LPSC staff’s primary concern appeared to be potential shifting in fuel costs between Entergy Louisiana and Entergy Gulf States Louisiana customers. In May 2015, Entergy Louisiana and Entergy Gulf States Louisiana filed rebuttal testimony. After the testimony was filed with the LPSC, the parties engaged in settlement discussions that ultimately led to the execution of an uncontested stipulated settlement (“stipulated settlement”), which was filed with the LPSC in July 2015. Through the stipulated settlement, the parties agreed to terms upon which to recommend that the LPSC find that the business combination was in the public interest. The stipulated settlement, which was either joined, or unopposed, by all parties to the LPSC proceeding, represents a compromise of stakeholder positions and was the result of an extensive period of analysis, discovery, and negotiation. The stipulated settlement provides $107 million in guaranteed customer benefits during the first nine years following the transaction’s close. Additionally, the combined company will honor the 2013 Entergy Louisiana and Entergy Gulf States Louisiana rate case settlements, including the commitments that (1) there will be no rate increase for legacy Entergy Gulf States Louisiana customers for the 2014 test year, and (2) through the 2016 test year formula rate plan, Entergy Louisiana (as a combined entity) will not raise rates by more than $30 million, net of the $10 million rate increase included in the Entergy Louisiana legacy formula rate plan. The stipulated settlement also describes the process for implementing a fuel-tracking mechanism that is designed to address potential effects arising from the shifting of fuel costs between legacy Entergy Louisiana and legacy Entergy Gulf States Louisiana customers as a result of the combination of those companies’ fuel adjustment clauses. Specifically, the fuel tracker would reallocate such cost shifts as between legacy customers of the companies on an after-the-fact basis, and the calculation of the fuel tracker will be submitted annually in a compliance filing. The stipulated settlement also provides that Entergy Gulf States Louisiana and Entergy Louisiana are permitted to defer certain external costs that were incurred to achieve the business combination’s customer benefits. The deferred amount, which shall not exceed $25 million, will be subject to a prudence review and amortized over a 10-year period. In 2015 deferrals of $16 million for these external costs was recorded. A hearing on the stipulated settlement in the LPSC proceeding was held in July 2015. In August 2015 the LPSC approved the business combination.

In April 2015 the FERC approved applications requesting authorization for the business combination. In August 2015 the NRC approved the applications for the River Bend and Waterford 3 license transfers as part of the steps to complete the business combination.

On October 1, 2015, the businesses formerly conducted by Entergy Louisiana and Entergy Gulf States Louisiana were combined into a single public utility. With the completion of the business combination, Entergy Louisiana holds substantially all of the assets, and has assumed the liabilities, of Entergy Louisiana and Entergy Gulf States Louisiana. The combination was accounted for as a transaction between entities under common control. The effect of the business combination has been retrospectively applied to Entergy Louisiana's financial statements that are presented in this report. See Note 2 to the financial statements for further discussion of the business combination and related customer credits.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Results of Operations

Net Income

2015 Compared to 2014

Net income increased slightly, by $0.6 million, primarily due to higher net revenue and a lower effective income tax rate, offset by higher other operation and maintenance expenses, higher depreciation and amortization expenses, lower other income, and higher interest expense.

2014 Compared to 2013

Net income increased $31.9 million primarily due to higher net revenue and higher other income, partially offset by higher other operation and maintenance expenses, a higher effective income tax rate, higher depreciation and amortization expenses, and higher interest expense.

Net Revenue

2015 Compared to 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2015 to 2014.

Amount
(In Millions)

2014 net revenue	$2,246.1
Retail electric price	180.0
Volume/weather	39.5
Waterford 3 replacement steam generator provision	(32.0)
MISO deferral	(32.0)
Other	7.2
2015 net revenue	$2,408.8

The retail electric price variance is primarily due to formula rate plan increases, as approved by the LPSC, effective December 2014 and January 2015. Entergy Louisiana’s formula rate plan increases are discussed in Note 2 to the financial statements.

The volume/weather variance is primarily due to an increase of 841 GWh, or 2%, in billed electricity usage, as a result of increased industrial usage primarily due to increased demand for existing large refinery customers, new customers, and expansion projects primarily in the chemicals industry, partially offset by a decrease in demand in the chemicals industry as a result of a seasonal outage for an existing customer.

The Waterford 3 replacement steam generator provision is due to a regulatory charge of approximately $32 million recorded in 2015 related to the uncertainty associated with the resolution of the Waterford 3 replacement steam generator project. See Note 2 to the financial statements for a discussion of the Waterford 3 replacement steam generator prudence review proceeding.

The MISO deferral variance is due to the deferral in 2014 of non-fuel MISO-related charges, as approved by the LPSC. The deferral of non-fuel MISO-related charges is partially offset in other operation and maintenance

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Amount
(In Millions)

2013 net revenue	$2,122.2
Volume/weather	31.8
Asset retirement obligation	29.5
MISO deferral	25.3
Retail electric price	16.8
Other	20.5
2014 net revenue	$2,246.1

The volume/weather variance is primarily due to an increase of 1,842 GWh, or 4%, in billed electricity usage primarily due to higher industrial usage, primarily in the chemicals industry, and the effect of more favorable weather primarily on residential sales.

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

Other Income Statement Variances

2015 Compared to 2014

Nuclear refueling outage expenses decreased primarily due to the amortization of lower expenses associated with the refueling outage at Waterford 3.

Other operation and maintenance expenses increased primarily due to:

•
the $45 million write-off recorded in 2015 to recognize that a portion of the assets associated with the Waterford 3 replacement steam generator project is no longer probable of recovery and the $16 million write-off recorded in 2014 due to the uncertainty at the time associated with the resolution of the Waterford 3 replacement steam

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

generator project prudence review.  See Note 2 to the financial statements for further discussion of the prudence review proceeding;

•	an increase of $19.9 million in nuclear generation expenses primarily due to an increased scope of work performed in 2015;

•
an increase of $14.6 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of lower discount rates and changes in retirement and mortality assumptions, partially offset by a decrease in the accrual for incentive-based compensation. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and postretirement benefits costs;

•
an increase of $11 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO. There is no effect on net income due to the recovery of these costs through the MISO cost recovery mechanism.  See Note 2 to the financial statements for further information on the recovery of these costs;

•	an increase of $9.4 million due to the amortization effective December 2014 of costs related to the transition and implementation of joining the MISO RTO; and

•
an increase resulting from losses of $1.7 million on the sale of surplus diesel inventory in 2015 compared to gains of $5.1 million on the sale of surplus oil inventory and $2.2 million on the sale of surplus diesel inventory in 2014.

The increase was partially offset by a decrease of $10.4 million related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination, including the deferral recorded in 2015, as approved by the LPSC, of $15.8 million of certain external costs incurred. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” above for discussion of the business combination.

Taxes other than income taxes increased primarily due to an increase in payroll taxes and ad valorem taxes, partially offset by lower local franchise taxes. Ad valorem taxes increased primarily due to higher assessments and higher millage rates. Local franchise taxes decreased primarily due to lower residential and commercial revenues as compared to prior year.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Ninemile Unit 6 project, which was placed in service in December 2014.

Other income decreased primarily due to a decrease in the allowance for equity funds used during construction due to a higher construction work in progress balance in 2014, which included the Ninemile Unit 6 project and $7.6 million of carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac as approved by the LPSC. The decrease was partially offset by an increase of $9.7 million due to income earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. See Note 2 to the financial statements for a discussion of the Act 55 storm cost financing.

Interest expense increased primarily due to:

•
the decrease in the allowance for borrowed funds used during construction due to a higher construction work in progress balance in 2014, including the Ninemile Unit 6 project, which was placed in service in December 2014;

•	the issuance of $250 million of 4.95% Series first mortgage bonds in November 2014; and

•	the issuance of two series totaling $300 million of 3.78% Series first mortgage bonds in July 2014.

The increase was partially offset by the retirement, at maturity, of $250 million of 1.875% Series first mortgage bonds in December 2014.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2014 Compared to 2013

Other operation and maintenance expenses increased primarily due to:

•
an increase of $17.4 million due to administration fees related to the participation in the MISO RTO effective December 2013. The LPSC approved deferral of these expenses resulting in no net income effect;

•
a $16 million write-off recorded in 2014 because of the uncertainty associated with the resolution of the Waterford 3 replacement steam generator project prudence review. See Note 2 to the financial statements for further discussion of the prudence review;

•	an increase of $15 million in regulatory, consulting, and legal fees;

•	an increase of $9.1 million in nuclear generation expenses primarily due to higher labor costs, including contract labor, higher materials costs, and higher NRC fees;

•	an increase of $8.8 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done during plant outages as compared to prior year;

•	an increase of $3.8 million as a result of higher write-offs of uncollectible accounts in 2014; and

•	several individually insignificant items.

The increase was partially offset by:

•
a decrease of $44.7 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs; and

•	a decrease of $13.1 million due to costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to:

•
an increase of $12.3 million due to distributions earned on preferred membership interests purchased from Entergy Holdings Company with the proceeds received in August 2014 from the Act 55 storm cost financing. See Note 2 to the financial statements and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

•	$7.6 million of carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac as approved by the LPSC; and

•	the increase in allowance for equity funds used during construction due to a higher construction work in progress balance in 2014, including the Ninemile Unit 6 project.

The increase was partially offset by higher realized gains in 2013 on River Bend and Waterford 3 decommissioning trust fund investments. There is no effect on net income as these investment gains are offset by a corresponding amount of regulatory charges.

Interest expense increased primarily due to:

•	the issuance of $325 million of 4.05% Series first mortgage bonds in August 2013;

•	the issuance of $170 million of 5.0% Series first mortgage bonds in June 2014;

•	the issuance of two series totaling $300 million of 3.78% Series first mortgage bonds in July 2014; and

•	$3.6 million of carrying charges recorded in 2014 on storm restoration costs related to Hurricane Isaac, as approved by the LPSC.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by an increase in the allowance for borrowed funds used during construction due to a higher construction work in progress balance in 2014, including the Ninemile Unit 6 project.

Income Taxes

The effective income tax rates for 2015, 2014, and 2013, were 28.6%, 29.3%, and 25.1%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$320,516	$139,588	$65,772

Net cash provided by (used in):
Operating activities	1,155,516	1,718,591	1,097,498
Investing activities	(994,208)	(1,330,041)	(877,451)
Financing activities	(446,722)	(207,622)	(146,231)
Net increase (decrease) in cash and cash equivalents	(285,414)	180,928	73,816

Cash and cash equivalents at end of period	$35,102	$320,516	$139,588

Operating Activities

Net cash flow provided by operating activities decreased $563.1 million in 2015 primarily due to:

•
proceeds of $309.5 million received in 2014 from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financing. See Note 2 to the financial statements and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

•
income tax payments of $89.1 million in 2015 and income tax refunds of $242.4 million in 2014. Entergy Louisiana had income tax payments in 2015 and income tax refunds in 2014 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The 2015 income tax payments are primarily due to adjustments associated with the settlement of the IRS Audit of the 2008-2009 tax years whereas the 2014 income tax refunds are primarily due to favorable adjustments allowed in the IRS Audit of the 2006-2007 tax years and a carryback of a 2008 net operating loss. See Note 3 to the financial statements for a discussion of the income tax audits; and

•	an increase of $17.1 million in spending on nuclear refueling outages in 2015.

The decrease was partially offset by increased net revenue, as discussed above.

Net cash flow provided by operating activities increased $621.1 million in 2014 primarily due to:

•
proceeds of $309.5 million received in 2014 from the Louisiana Utilities Restoration Corporation as a result of the Louisiana Act 55 storm cost financing. See Note 2 to the financial statements and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•
an increase in income tax refunds of $213.9 million. Entergy Louisiana had income tax refunds in 2014 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The refunds are primarily due to favorable adjustments allowed in the IRS Audit of the 2006-2007 tax years and a carryback of a 2008 net operating loss;

•	the timing of collections from customers; and

•	a decrease of $13.7 million in spending on nuclear refueling outages in 2014 compared to 2013.

The increase was partially offset by an increase of $52 million in pension contributions in 2014 and an increase of $20.3 million in interest paid resulting from an increase in interest expense, as discussed above.  See “Critical Accounting Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Investing Activities

Net cash flow used in investing activities decreased $335.8 million in 2015 primarily due to:

•
the investment in 2014 of $293.5 million in affiliate securities as a result of the Act 55 storm cost financing. See Note 2 to the financial statements and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

•	the deposit of $268.6 million into the storm reserve escrow account in 2014;

•
cash proceeds of $59.6 million from the transfer of Algiers assets to Entergy New Orleans in September 2015. See “State and Local Rate Regulation and Fuel-Cost Recovery - Retail Rates - Electric - Filings with the City Council” below for further discussion of the transfer; and

•	a decrease in fossil-fueled generation construction expenditures primarily due to decreased spending on the Ninemile Unit 6 project, which was placed in service in December 2014.

The decrease was partially offset by the following:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase in nuclear expenditures primarily due to compliance with NRC post-Fukushima requirements and a higher scope of work on various nuclear projects in 2015;

•	an increase in distribution construction expenditures due to an increased scope of work performed in 2015;

•	an increase in information technology capital expenditures due to various technology projects and upgrades in 2015; and

•	money pool activity.

Increases in Entergy Louisiana's receivable from the money pool is a use of cash flow, and Entergy Louisiana's receivable from the money pool increased by $3.3 million in 2015 compared to decreasing by $16.8 million in 2014. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries' need for external short-term borrowings.

Net cash flow used in investing activities increased $452.6 million in 2014 primarily due to:

•
the investment in 2014 of $293.5 million in affiliate securities as a result of the Act 55 storm cost financing. See Note 2 to the financial statements and “Hurricane Isaac” below for a discussion of the Act 55 storm cost financing;

•	the deposit of $268.6 million into the storm reserve escrow account in 2014; and

•	the withdrawal of $252.5 million from the storm reserve escrow account in 2013.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by:

•	a decrease in fossil-fueled generation construction expenditures due to lower spending on the Ninemile Unit 6 project;

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	money pool activity.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $16.8 million in 2014 compared to increasing by $10.1 million in 2013.

Financing Activities

Net cash flow used by financing activities increased $239.1 million in 2015 primarily due to:

•	the retirement of $104 million on long-term debt in 2015 compared to the net issuance of $239.4 million of long-term debt in 2014; and

•
the redemption in September 2015 of $100 million of 6.95% Series and $10 million of 8.25% Series preferred membership interests in connection with the Entergy Louisiana and Entergy Gulf States Louisiana business combination, which is discussed above.

The increase was partially offset by a decrease of $261.5 million in common equity distributions.

Net cash flow used by financing activities increased $61.4 million in 2014 primarily due to the net issuance of $239.4 million of long-term debt in 2014 compared to the net issuance of $381.7 million of long-term debt in 2013, partially offset by borrowings of $28.3 million on the nuclear fuel company variable interest entity’s credit facility in 2014 compared to the repayment of borrowings of $36.9 million in 2013.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy Louisiana is primarily due to the increase in members’ equity.

	December 31, 2015	December 31, 2014
Debt to capital	50.8%	53.4%
Effect of excluding securitization bonds	(0.6%)	(0.7%)
Debt to capital, excluding securitization bonds (a)	50.2%	52.7%
Effect of subtracting cash	(0.2%)	(1.7%)
Net debt to net capital, excluding securitization bonds (a)	50.0%	51.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratios

Entergy Louisiana, LLC and Subsidiaries
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

Uses of Capital

Entergy Louisiana requires capital resources for:

•	construction and other capital investments;

•	debt and preferred equity maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distribution and interest payments.

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments.

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$955	$810	$800
Transmission	270	375	285
Distribution	290	310	275
Other	60	50	45
Total	$1,575	$1,545	$1,405

Following are the amounts of Entergy Louisiana’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2016	2017-2018	2019-2020	After 2020	Total
	(In Millions)
Long-term debt (a)	$271	$1,329	$718	$5,655	$7,973
Operating leases	$17	$26	$20	$7	$70
Purchase obligations (b)	$793	$1,387	$1,177	$3,361	$6,718

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

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

In addition to the contractual obligations given above, Entergy Louisiana currently expects to contribute approximately $83.9 million to its pension plans and approximately $18.9 million to other postretirement plans in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also, in addition to the contractual obligations, Entergy Louisiana has $796.9 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Louisiana includes specific investments, such as the Union Power Station acquisition discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support smart meter deployment; resource planning, including potential generation projects; system improvements; and other investments.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

As an indirect, majority-owned subsidiary of Entergy Corporation, Entergy Louisiana pays distributions from its earnings at a percentage determined monthly. Entergy Louisiana’s long-term debt indenture contains restrictions on the payment of cash dividends or other distributions on its common and preferred membership interests.

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. Discovery has begun in the proceeding. Testimony has been filed by LPSC staff and intervenors, with LPSC staff concluding that the construction of the project serves the public convenience and necessity.  Three intervenors contend that Entergy Louisiana has not established that construction of the project is in the public interest, claiming that the RFP excluded consideration of certain resources that could be more cost effective, that the RFP provided undue preference to the self-build option, and that a 30-year capacity commitment is not warranted by current supply conditions.  The RFP independent monitor also filed testimony and a report affirming that the St. Charles Power Station was selected through an objective and fair RFP that showed no undue preference to any proposal.  An evidentiary hearing is scheduled for April 2016 and, subject to regulatory approval by the LPSC, full notice to proceed is expected to be issued in Summer 2016.  Commercial operation is estimated to occur by Summer 2019.

Union Power Station Purchase Agreement

In December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Pursuant to the agreement, Entergy Gulf States Louisiana would acquire two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy Texas would each acquire one power block and a 25% undivided ownership interest in such related assets. The base purchase price is expected to be approximately $948 million (approximately $237 million for each power block) subject to adjustments.  The purchase is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state regulatory and permitting agencies. Under the original terms of the asset purchase agreement, these included regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino antitrust law.

In December 2014, Entergy Texas filed its application for Certificate of Convenience and Necessity (CCN) with the PUCT seeking one of the two necessary PUCT approvals of the acquisition. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the CCN filing. In July 2015, Entergy Texas withdrew its rate case and, together with other parties, filed a motion with the PUCT to dismiss

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Texas’s CCN application. In July 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans. The acquisition by Entergy New Orleans replaces the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the acquisition of the power block and seeking approval of the recovery of the associated costs. In November 2015 the City Council issued written resolutions and an order approving an agreement in principle between Entergy New Orleans and City Council advisors providing that the purchase of Power Block 1 and related assets by Entergy New Orleans is prudent and in the public interest.

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery. Supplemental testimony was submitted in July 2015 explaining the reallocation of one of the power blocks to Entergy New Orleans and clarifying that Entergy Gulf States Louisiana would own 100% of the capacity and associated energy of two power blocks. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent. The business combination of Entergy Gulf States Louisiana and Entergy Louisiana received regulatory approval and closed in October 2015 making Entergy Louisiana the named purchaser of Power Blocks 3 and 4 of the Union Power Station.

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery. A hearing was held in September 2015. In November 2015 the APSC issued an order conditionally approving the acquisition and requesting that Entergy Arkansas file compliance testimony reporting on two minor conditions. In January 2016 the APSC issued an order finding that Entergy Arkansas’s December 2015 compliance filing was substantially compliant with its November 2015 order.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station. Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015.

In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction. In April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment. Filings were made with the FERC in September 2015 replacing Entergy Texas with Entergy New Orleans as an applicant in the filings and providing supplemental information. In the FERC proceeding requesting authorization for the transaction, in December 2015, UPP, Entergy Arkansas, Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, and Entergy New Orleans filed their response to the FERC’s November 2015 request for additional information. The public comment period on the December 2015 filing expired in January 2016. No protests were filed. The LPSC, City Council, and APSC have filed submissions with the FERC urging the FERC to promptly consider and approve the transaction.

Closing of the purchase is expected to be completed promptly following the receipt of FERC approval.

New Nuclear Development

Entergy Louisiana and Entergy Gulf States Louisiana were developing a project option for new nuclear generation at River Bend.  In March 2010, Entergy Louisiana and Entergy Gulf States Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  At its June 2012 meeting the LPSC voted to uphold an ALJ recommendation that the request of Entergy Louisiana and Entergy Gulf States Louisiana be declined on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

engaged in advanced preparation activities prior to certification.  The LPSC directed that Entergy Louisiana and Entergy Gulf States Louisiana be permitted to seek recovery of these costs in their upcoming rate case filings that were subsequently filed in February 2013. In the resolution of the rate case proceeding the LPSC provided for an eight-year amortization of costs incurred in connection with the potential development of new nuclear generation at River Bend, without carrying costs, beginning in December 2014, provided, however, that amortization of these costs shall not result in a future rate increase. As of December 31, 2015, Entergy Louisiana has a regulatory asset of $50.4 million on its balance sheet related to these new nuclear generation development costs.

Sources of Capital

Entergy Louisiana’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt issuances; and

•	bank financing under new or existing facilities.

Entergy Louisiana may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions and interest and distribution rates are favorable.

All debt and common and preferred membership interest issuances by Entergy Louisiana require prior regulatory approval. Preferred membership interest and debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements. Entergy Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Louisiana’s receivables from the money pool were as follows as of December 31 for each of the following years.

2015	2014	2013	2012
(In Thousands)
$6,154	$2,815	$19,573	$2,359

See Note 4 to the financial statements for a description of the money pool.

Effective October 1, 2015, with the completion of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Louisiana assumed the rights and obligations under Entergy Gulf States Louisiana’s credit facility, such that Entergy Louisiana has a single credit facility in the amount of $350 million scheduled to expire in August 2020. The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2015, there were no cash borrowings and a $3.1 million letter of credit outstanding under the credit facility. In addition, Entergy Louisiana is party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO.  As of December 31, 2015, a $17.1 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facility.

Effective October 1, 2015, with the completion of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, Entergy Louisiana has assumed the rights and obligations under Entergy Gulf States Louisiana’s nuclear fuel lease, including its obligations as they relate to the credit facility of the Entergy Gulf States Louisiana nuclear fuel company variable interest entity. The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, one in the amount of $100 million and one in the amount of $90 million, both scheduled to expire in June 2016. As of December 31, 2015, $61 million of letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana Waterford 3 nuclear fuel company variable interest entity and $0.6 million of letters of credit were outstanding under the credit facility for

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

the Entergy Louisiana River Bend nuclear fuel company variable interest entity. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Louisiana obtained authorizations from the FERC through October 2017 for the following:

•	short-term borrowings not to exceed an aggregate amount of $450 million at any time outstanding;

•	long-term borrowings and security issuances; and

•	long-term borrowings by its nuclear fuel company variable interest entities.

See Note 4 to the financial statements for further discussion of Entergy Louisiana’s short-term borrowing limits.

In September 2015, Entergy Louisiana redeemed its $100 million of 6.95% Series preferred membership interests and Entergy Gulf States Louisiana redeemed its $10 million of 8.25% Series preferred membership interests as part of a multi-step process to effectuate the Entergy Louisiana and Entergy Gulf States Louisiana Business Combination. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” above for further discussion of the business combination.

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Louisiana’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. In January 2013, Entergy Louisiana drew $252.5 million from its funded storm reserve escrow account.  In April 2013, Entergy Louisiana filed an application with the LPSC relating to Hurricane Isaac system restoration costs.  In May 2013, Entergy Louisiana and the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, filed with the LPSC an application requesting that the LPSC grant financing orders authorizing the financing of Entergy Louisiana’s storm costs, storm reserves, and issuance costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Louisiana Act 55). The LPSC Staff filed direct testimony in September 2013 concluding that Hurricane Isaac system restoration costs incurred by Entergy Louisiana were reasonable and prudent, subject to proposed minor adjustments which totaled approximately 1% of the company’s costs. Following an evidentiary hearing and recommendations by the ALJ, the LPSC voted in June 2014 to approve a series of orders which (i) quantify the amount of Hurricane Isaac system restoration costs prudently incurred ($290.8 million); (ii) determine the level of storm reserves to be re-established ($290 million); (iii) authorize Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) grant other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Entergy Louisiana committed to pass on to customers a minimum of $30.8 million of customer benefits through annual customer credits of approximately $6.2 million for five years. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

In July 2014, Entergy Louisiana issued two series totaling $300 million of 3.78% Series first mortgage bonds due April 2025. Entergy Louisiana used the proceeds to re-establish and replenish its storm damage escrow reserves and for general corporate purposes.

In August 2014 the Louisiana Local Government Environmental Facilities and Community Development Authority (LCDA) issued $314.85 million in bonds under Act 55 of the Louisiana Legislature.  From the $309.5 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $16 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $293.5 million directly to Entergy Louisiana.  Entergy Louisiana used the $293.5 million received from the LURC to acquire 2,935,152.69 Class C preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 7.5% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2014, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement. The terms of

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1.75 billion.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Retail Rates - Electric

Filings with the LPSC

2013 Rate Cases

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

Following a hearing before an ALJ and the ALJ’s issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. Major terms of the settlement included approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Gulf States Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain special recovery items; (3) three-year amortization of costs to achieve savings associated with the human capital management strategic imperative, with savings to be reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) no change in rates related to test year 2013, except with respect to recovery of the non-fuel MISO-related costs and any changes to the additional capacity revenue requirement; and (6) no increase in rates related to test year 2014, except for those items eligible for recovery outside of the earnings sharing mechanism. Existing depreciation rates will not change. Implementation of rate changes for items recoverable outside of the earnings sharing mechanism occurred in December 2014.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Following a hearing before an ALJ and the ALJ’s issuance of a Report of Proceedings, in December 2013 the LPSC approved an unopposed settlement of the proceeding. The settlement provided for a $10 million rate increase effective with the first billing cycle of December 2014. Major terms of the settlement included approval of a three-year formula rate plan (effective for test years 2014-2016) modeled after the formula rate plan in effect for Entergy Louisiana for 2011, including the following: (1) a midpoint return on equity of 9.95% plus or minus 80 basis points, with 60/40 sharing of earnings outside of the bandwidth; (2) recovery outside of the sharing mechanism for the non-fuel MISO-related costs, additional capacity revenue requirement, extraordinary items, such as the Ninemile 6 project, and certain special recovery items; (3) three-year amortization of costs to achieve savings associated with the human capital management strategic imperative, with savings reflected as they are realized in subsequent years; (4) eight-year amortization of costs incurred in connection with potential development of a new nuclear unit at River Bend, without carrying costs, beginning December 2014, provided, however, that amortization of these costs shall not result in a future rate increase; (5) recovery of non-fuel MISO-related costs and any changes to the additional capacity revenue requirement related to test year 2013 effective with the first billing cycle of December 2014; and (6) a cumulative $30 million cap on cost of service increases over the three-year formula rate plan cycle, except for those items outside of the sharing mechanism. Existing depreciation rates will not change.

Pursuant to the rate case settlement approved by the LPSC in December 2013, Entergy Louisiana submitted a compliance filing in May 2014 reflecting the effects of the $10 million agreed-upon increase in formula rate plan revenue, the estimated MISO cost recovery mechanism revenue requirement, and the adjustment of the additional capacity mechanism. In November 2014, Entergy Louisiana submitted an additional compliance filing updating the estimated MISO cost recovery mechanism for the most recent actual data, as well as providing for a refund and prospective reduction in rates for the true-up of the estimated revenue requirement for the Waterford 3 replacement steam generator project. Based on this updated filing, a net increase of $41.6 million in formula rate plan revenue to

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

be collected over nine months was implemented in December 2014. The compliance filings are subject to LPSC review in accordance with the review process set forth in Entergy Louisiana’s formula rate plan. Additionally, the adjustments of rates made related to the Waterford 3 replacement steam generator project included in the December 2014 compliance filing are subject to final true-up following completion of the LPSC’s determination regarding the prudence of the project. LPSC staff identified five issues, of which two remain. The remaining issues pertain to Entergy Louisiana’s method of collecting the agreed-upon $10 million increase and the level of recovery of investment related to the Grand Gulf uprate. No procedural schedule has been established, however, to address these remaining issues. The final issue raised by the LPSC staff pertains to the appropriate level of refunds related to the Waterford 3 replacement steam generator project. That issue will be resolved in connection with the Waterford 3 prudence review proceedings discussed below.

Waterford 3 Replacement Steam Generator Project

Following the completion of the Waterford 3 replacement steam generator project, the LPSC undertook a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. In July 2014 the LPSC Staff filed testimony recommending potential project and replacement power cost disallowances of up to $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana provided further documentation and explanation requested by the LPSC staff. An evidentiary hearing was held in December 2014. At the hearing the parties maintained the positions reflected in pre-filed testimony. Entergy Louisiana believes that the replacement steam generator costs were prudently incurred and applicable legal principles support their recovery in rates.  Nevertheless, Entergy Louisiana recorded a write-off of $16 million of Waterford 3’s plant balance in December 2014 because of the uncertainty at the time associated with the resolution of the prudence review. In December 2015 the ALJ issued a proposed recommendation, which was subsequently finalized, concluding that Entergy Louisiana prudently managed the Waterford 3 replacement steam generator project, including the selection, use, and oversight of contractors, and could not reasonably have anticipated the damage to the steam generators. Nevertheless, the ALJ concluded that Entergy Louisiana was liable for the conduct of its contractor and subcontractor and, therefore, recommended a disallowance of $67 million in capital costs. Additionally, the ALJ concluded that Entergy Louisiana did not sufficiently justify the incurrence of $2 million in replacement power costs during the replacement outage. Although the ALJ’s recommendation has yet to be considered by the LPSC, after considering the progress of the proceeding in light of the ALJ recommendation, Entergy Louisiana recorded in the fourth quarter 2015 approximately $77 million in charges, including a $45 million asset write-off and a $32 million regulatory charge, to reflect that a portion of the assets associated with the Waterford 3 replacement steam generator project is no longer probable of recovery. Entergy Louisiana maintains that the ALJ’s recommendation contains significant factual and legal errors.

Ninemile 6

In July 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed an unopposed stipulation with the LPSC that estimated a first year revenue requirement associated with Ninemile 6 and provided a mechanism to update the revenue requirement as the in-service date approached, which was subsequently approved by the LPSC. In late-December 2014, roughly contemporaneous with the unit's placement in service, a final updated estimated revenue requirement of $26.8 million for Entergy Gulf States Louisiana and $51.1 million for Entergy Louisiana was filed. The December 2014 estimate forms the basis of rates implemented effective with the first billing cycle of January 2015. In July 2015, Entergy Louisiana submitted to the LPSC a compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. A hearing is scheduled in March 2016.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Union Power Station

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery of two power blocks of the Union Power Station for an expected base purchase price of approximately $237 million per power block, subject to adjustments. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent. The business combination of Entergy Gulf States Louisiana and Entergy Louisiana received regulatory approval and closed in October 2015 making Entergy Louisiana the named purchaser of Power Blocks 3 and 4 of the Union Power Station.

Business Combination

In connection with the approval of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, the LPSC authorized the filing of a single, joint formula rate plan evaluation report for Entergy Gulf States Louisiana’s and Entergy Louisiana’s 2014 calendar year operations. The joint evaluation report was filed in September 2015 and reflects an earned return on common equity of 9.09%. As such, no adjustment to base formula rate plan revenue is required. The following adjustments are required under the formula rate plan, however: a decrease in the additional capacity mechanism for Entergy Louisiana of $17.8 million; an increase in the additional capacity mechanism for Entergy Gulf States Louisiana of $4.3 million; and a reduction of $5.5 million to the MISO cost recovery mechanism, to collect approximately $35.7 million on a combined-company basis. Under the order approving the business combination, following completion of the prescribed review period, rates were implemented with the first billing cycle of December 2015, subject to refund. In November 2015, the LPSC staff filed objections, corrections, and comments identifying several issues for potential rate adjustments, including: preservation of previously-raised issues; the implementation of the $10 million increase in annual formula rate plan revenue over abbreviated rate-effective period; the level of adjustment to rates for the extended power uprate at System Energy, as well as asserting a general reservation of rights for further review of adjustments related to Ninemile 6 and the Waterford 3 provision for rate refund; change to gross plant, depreciation, and net plant components of rate base; regulatory debits and credits; adjustment for business combination expenses and the implementation of certain guaranteed customer credits. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” above for further discussion of the business combination.

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

The rate increase was effective with bills rendered on and after the first billing cycle of July 2014. Additional compliance filings were made with the Council in October 2014 for approval of the form of certain rate riders, including among others, a Ninemile 6 non-fuel cost recovery interim rider, allowing for contemporaneous recovery of capacity costs related to the commencement of commercial operation of the Ninemile 6 generating unit and a purchased power capacity

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

cost recovery rider. The monthly Ninemile 6 cost recovery interim rider was implemented in December 2014 to initially collect $915 thousand from Entergy Louisiana customers in the Algiers area.

In October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that supported the provision of service to Entergy Louisiana’s customers in Algiers. In April 2015 the FERC issued an order approving the Algiers assets transfer. In May 2015 the parties filed a settlement agreement authorizing the Algiers assets transfer and the settlement agreement was approved by a City Council resolution in May 2015. On September 1, 2015, Entergy Louisiana transferred its Algiers assets to Entergy New Orleans for a purchase price of approximately $85 million, subject to closing adjustments. Entergy New Orleans paid Entergy Louisiana $59.6 million, including final true-ups, from available cash and issued a note payable to Entergy Louisiana in the amount of $25.5 million.

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

In accordance with the settlement of Entergy Gulf States Louisiana’s gas rate stabilization plan for the test year ended September 30, 2012, in August 2014 Entergy Gulf States Louisiana submitted for consideration a proposal for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment and relocation projects mandated by local governments. After review by the LPSC staff and inclusion of certain customer safeguards required by the LPSC staff, in December 2014, Entergy Gulf States Louisiana and the LPSC staff submitted a joint settlement for implementation of an accelerated gas pipe replacement program providing for the replacement of approximately 100 miles of pipe over the next ten years, as well as relocation of certain existing pipe resulting from local government-related infrastructure projects, and for a rider to recover the investment associated with these projects. The rider allows for recovery of approximately $65 million over ten years. The rider recovery will be adjusted on a quarterly basis to include actual investment incurred for the prior quarter and is subject to the following conditions, among others: a ten-year term; application of any earnings in excess of 10.45% as an offset to the revenue requirement of the infrastructure rider; adherence to a specified spending plan, within plus or minus 20% annually; annual filings comparing actual versus planned rider spending with actual spending and explanation of variances exceeding 10%; and an annual true-up. The joint settlement was approved by the LPSC in January 2015. Implementation of the infrastructure rider commenced with bills rendered on and after the first billing cycle of April 2015.

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which resulted in

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

a $706 thousand rate increase.  In April 2015 the LPSC issued findings recommending two adjustments to Entergy Gulf States Louisiana’s as-filed results, and an additional recommendation that does not affect current year results. The LPSC staff’s recommended adjustments increase the earned return on equity for the test year to 7.24%. Entergy Gulf States Louisiana accepted the LPSC staff’s recommendations and a revenue increase of $688 thousand was implemented with the first billing cycle of May 2015.

In January 2016, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2015. The filing showed an earned return on common equity of 10.22%, which is within the authorized bandwidth, therefore requiring no change in rates. Absent approval of an extension by the LPSC, test year 2015 is the final year under the current gas rate stabilization plan. In February 2016, however, Entergy Louisiana filed a motion requesting to extend the terms of the gas rate stabilization plan for an additional three-year term.

Fuel and purchased power recovery

Entergy Louisiana recovers electric fuel and purchased power costs for the billing month based upon the level of such costs incurred two months prior to the billing month. Entergy Louisiana’s purchased gas adjustments include estimates for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. Two parties intervened in the proceeding. A procedural schedule was established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC Staff report and any issues raised by intervenors. One intervenor is seeking further proceedings regarding certain issues it raised in its comments on the LPSC Staff report. Entergy Louisiana has filed responses to both the LPSC Staff report and the issues raised by the intervenor. As required by the procedural schedule, a joint status report was submitted in October 2013 by the parties. A status conference was held in December 2013. Discovery has ceased and the parties are awaiting issuance of the audit report of the LPSC staff, but a procedural schedule has not been established.

In December 2011 the LPSC authorized its staff to initiate another proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  Discovery has ceased and the parties are awaiting issuance of the audit report of the LPSC staff, but a procedural schedule has not been established.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Nuclear Matters

Entergy Louisiana owns and, through an affiliate, operates the River Bend and Waterford 3 nuclear power plants. Entergy Louisiana is, therefore, subject to the risks related to owning and operating nuclear plants. These include risks from the use, storage, handling and disposal of high-level and low-level radioactive materials, regulatory requirement changes, including changes resulting from events at other plants, limitations on the amounts and types of insurance commercially available for losses in connection with nuclear operations, and technological and financial uncertainties related to decommissioning nuclear plants at the end of their licensed lives, including the sufficiency of funds in decommissioning trusts. In the event of an unanticipated early shutdown of River Bend or Waterford 3, Entergy Louisiana may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

The nuclear industry continues to address susceptibility to stress corrosion cracking of certain materials within the reactor coolant system.  The issue is applicable to River Bend and Waterford 3 and is managed in accordance with industry standard practices and guidelines that include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective on March 12, 2012.  The three orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders. Entergy Louisiana’s estimated capital expenditures for 2016 through 2018 for complying with the NRC orders are included in the planned construction and other capital investments estimates given in “Liquidity and Capital Resources - Uses of Capital” above.

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

Entergy Louisiana, LLC and Subsidiaries
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

In the fourth quarter 2015, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for Waterford 3 as a result of a revised decommissioning cost study.  The revised estimate resulted in a $24.9 million increase in its decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

In the fourth quarter 2014, Entergy Louisiana recorded a revision to its estimated decommissioning cost liability for River Bend as a result of a revised decommissioning cost study. The revised estimate resulted in a $20 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset that will be depreciated over the remaining useful life of the unit.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2015 Qualified Pension Cost	Impact on 2015 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$5,347	$51,729
Rate of return on plan assets	(0.25%)	$2,752	$—
Rate of increase in compensation	0.25%	$1,936	$8,601

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2015 Postretirement Benefit Cost	Impact on 2015 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$1,001	$11,600
Health care cost trend	0.25%	$1,662	$9,687

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2015 was $72.9 million.  Entergy Louisiana anticipates 2016 qualified pension cost to be $47.1 million.   In 2016, Entergy Louisiana refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $14.2 million.  Entergy Louisiana contributed $89.4 million to its pension plans in 2015 and estimates 2016-2018 pension contributions will approximate $240.2 million, including $83.9 million in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2015 were $25.9 million.  Entergy Louisiana expects 2016 postretirement health care and life insurance benefit costs of approximately $15.7 million.  In 2016, Entergy Louisiana refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $3.5 million. Entergy Louisiana contributed $17.3 million to its other postretirement plans in 2015 and expects 2016-2018 contributions to approximate $58.2 million, including $18.9 million in 2016.

The retirement and mortality rate assumptions are reviewed every three-to-five years as part of an actuarial study that compares these assumptions to the actual experience of the pension and other postretirement plans.  The 2014 actuarial study reviewed plan experience from 2010 through 2013.  As a result of the 2014 actuarial study and the issuance of new mortality tables in October 2014 by the Society of Actuaries, changes were made to reflect modified demographic pattern expectations as well as longer life expectancies.  These changes are reflected in the December 31, 2014 financial disclosures. Adoption of the new mortality assumptions for 2015 resulted in an increase at December 31, 2014 of  $121.6 million in the qualified pension benefit obligation and $21.5 million in the accumulated postretirement obligation.  The new mortality assumptions increased anticipated 2015 qualified pension cost by approximately $18.1 million and other postretirement cost by approximately $2.8 million. Pension funding guidelines,

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

as established by the Employee Retirement Income Security Act of 1974, as amended and the Internal Revenue Code of 1986, as amended, are not expected to incorporate the October 2014 Society of Actuaries new mortality assumptions until after 2015, possibly 2016.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
Entergy Louisiana, LLC and Subsidiaries
Jefferson, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated income statements, and consolidated statements of comprehensive income, cash flows, and changes in equity (pages 353 through 358 and applicable items in pages 61 through 236) for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Louisiana, LLC and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on October 1, 2015 the Company completed a business combination with Entergy Gulf States Louisiana, L.L.C. under which it acquired substantially all of the assets and assumed substantially all of the liabilities of Entergy Gulf States Louisiana, L.L.C. The combination was accounted for as a transaction between entities under common control. Consequently, the consolidated financial statements presented herein have been retrospectively adjusted to reflect the combined entities for all periods presented.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2016

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)

OPERATING REVENUES
Electric	$4,361,524	$4,668,814	$4,340,273
Natural gas	55,622	71,690	59,238
TOTAL	4,417,146	4,740,504	4,399,511

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	850,869	1,029,793	857,581
Purchased power	1,129,910	1,508,104	1,414,052
Nuclear refueling outage expenses	44,480	51,790	54,911
Other operation and maintenance	997,546	907,308	878,755
Decommissioning	43,445	41,493	37,520
Taxes other than income taxes	167,966	159,594	154,548
Depreciation and amortization	437,036	408,073	393,716
Other regulatory charges (credits) - net	27,562	(43,484)	5,697
TOTAL	3,698,814	4,062,671	3,796,780

OPERATING INCOME	718,332	677,833	602,731

OTHER INCOME
Allowance for equity funds used during construction	19,192	46,240	39,606
Interest and investment income	150,168	134,885	144,552
Miscellaneous - net	(13,190)	850	(15,557)
TOTAL	156,170	181,975	168,601

INTEREST EXPENSE
Interest expense	259,894	253,455	234,647
Allowance for borrowed funds used during construction	(10,702)	(24,721)	(16,137)
TOTAL	249,192	228,734	218,510

INCOME BEFORE INCOME TAXES	625,310	631,074	552,822

Income taxes	178,671	185,052	138,696

NET INCOME	446,639	446,022	414,126

Preferred distribution requirements and other	5,737	7,796	7,775

EARNINGS APPLICABLE TO COMMON EQUITY	$440,902	$438,226	$406,351

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)

Net Income	$446,639	$446,022	$414,126

Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax expense (benefit) of $14,316, ($25,984), and $64,717)	22,811	(41,386)	73,524
Other comprehensive income (loss)	22,811	(41,386)	73,524

Comprehensive Income	$469,450	$404,636	$487,650

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$446,639	$446,022	$414,126
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	593,635	580,742	560,753
Deferred income taxes, investment tax credits, and non-current taxes accrued	97,461	248,686	397,089
Changes in working capital:
Receivables	(12,795)	101,965	(175,682)
Fuel inventory	(887)	2,708	684
Accounts payable	23,641	(28,422)	(11,454)
Prepaid taxes and taxes accrued	105,687	183,313	(219,595)
Interest accrued	2,933	3,567	5,179
Deferred fuel costs	4,222	40,245	46,387
Other working capital accounts	(41,890)	17,761	36,259
Changes in provisions for estimated losses	(8,946)	274,349	(248,825)
Changes in other regulatory assets	130,762	(314,837)	234,303
Changes in other regulatory liabilities	96,234	29,713	212,431
Changes in pension and other postretirement liabilities	(98,695)	299,319	(321,244)
Other	(182,485)	(166,540)	167,087
Net cash flow provided by operating activities	1,155,516	1,718,591	1,097,498
INVESTING ACTIVITIES
Construction expenditures	(845,227)	(757,376)	(978,592)
Allowance for equity funds used during construction	19,192	46,240	39,606
Nuclear fuel purchases	(244,040)	(172,297)	(192,192)
Proceeds from the sale of nuclear fuel	54,595	126,004	42,839
Investment in affiliates	—	(293,516)	—
Payments to storm reserve escrow account	(308)	(268,576)	(29)
Receipts from storm reserve escrow account	—	—	252,483
Changes in securitization account	(137)	1,480	(157)
Proceeds from nuclear decommissioning trust fund sales	123,474	216,688	303,648
Investment in nuclear decommissioning trust funds	(158,028)	(245,446)	(334,895)
Changes in money pool receivable - net	(3,339)	16,758	(10,140)
Proceeds from sale of assets	59,610	—	—
Other	—	—	(22)
Net cash flow used in investing activities	(994,208)	(1,330,041)	(877,451)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	77,172	751,565	487,510
Retirement of long-term debt	(180,595)	(512,180)	(105,846)
Redemption of preferred membership interests	(110,286)	—	—
Change in money pool payable - net	—	—	(7,074)
Changes in credit borrowings - net	14,322	28,310	(36,934)
Distributions paid:
Common equity	(226,000)	(487,502)	(476,154)
Preferred membership interests	(6,082)	(7,775)	(7,775)
Other	(15,253)	19,960	42
Net cash flow used in financing activities	(446,722)	(207,622)	(146,231)
Net increase (decrease) in cash and cash equivalents	(285,414)	180,928	73,816
Cash and cash equivalents at beginning of period	320,516	139,588	65,772
Cash and cash equivalents at end of period	$35,102	$320,516	$139,588
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$243,745	$241,436	$221,139
Income taxes	$89,124	($242,420)	($28,558)
Non-cash financing activities:
Capital contribution from parent	($267,826)	$—	$—
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2015	2014
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$348	$53,825
Temporary cash investments	34,754	266,691
Total cash and cash equivalents	35,102	320,516
Accounts receivable:
Customer	179,051	191,131
Allowance for doubtful accounts	(4,209)	(1,609)
Associated companies	94,418	93,195
Other	56,793	27,529
Accrued unbilled revenues	143,079	142,752
Total accounts receivable	469,132	452,998
Accumulated deferred income taxes	—	53,463
Fuel inventory	48,045	47,158
Materials and supplies - at average cost	282,688	275,532
Deferred nuclear refueling outage costs	66,984	30,483
Prepaid taxes	—	23,198
Prepayments and other	28,294	46,026
TOTAL	930,245	1,249,374

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,602
Decommissioning trust funds	1,042,293	1,021,359
Storm reserve escrow account	290,422	290,114
Non-utility property - at cost (less accumulated depreciation)	206,293	193,621
Other	14,776	14,887
TOTAL	2,944,371	2,910,583

UTILITY PLANT
Electric	17,629,077	17,228,225
Natural gas	159,252	148,586
Property under capital lease	341,514	334,716
Construction work in progress	420,874	369,359
Nuclear fuel	386,524	294,622
TOTAL UTILITY PLANT	18,937,241	18,375,508
Less - accumulated depreciation and amortization	8,302,774	8,119,158
UTILITY PLANT - NET	10,634,467	10,256,350

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	478,243	486,269
Other regulatory assets (includes securitization property of $114,701 as of December 31, 2015 and $135,538 as of December 31, 2014)	1,217,874	1,340,610
Deferred fuel costs	168,122	168,122
Other	14,125	12,517
TOTAL	1,878,364	2,007,518

TOTAL ASSETS	$16,387,447	$16,423,825

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2015	2014
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$29,372	$51,480
Short-term borrowings	60,356	46,033
Accounts payable:
Associated companies	165,419	135,380
Other	276,280	273,203
Customer deposits	146,555	149,759
Taxes accrued	125,142	—
Interest accrued	74,380	71,447
Deferred fuel costs	65,234	61,012
Other	79,982	92,768
TOTAL	1,022,720	881,082

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,506,956	3,007,539
Accumulated deferred investment tax credits	131,760	137,048
Regulatory liability for income taxes - net	2,473	—
Other regulatory liabilities	818,623	722,389
Decommissioning	1,027,862	950,353
Accumulated provisions	310,282	319,228
Pension and other postretirement liabilities	833,185	931,988
Long-term debt (includes securitization bonds of $120,549 as of December 31, 2015 and $140,782 as of December 31, 2014)	4,806,790	4,882,813
Long-term payables - associated companies	1,073	26,156
Other	188,411	218,242
TOTAL	10,627,415	11,195,756

Commitments and Contingencies

EQUITY
Preferred membership interests without sinking fund	—	110,000
Member’s equity	4,793,724	4,316,210
Accumulated other comprehensive loss	(56,412)	(79,223)
TOTAL	4,737,312	4,346,987

TOTAL LIABILITIES AND EQUITY	$16,387,447	$16,423,825

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2015, 2014, and 2013

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2012	$110,000	$4,454,861	($111,361)	$4,453,500
Net income	—	414,126	—	414,126
Other comprehensive income	—	—	73,524	73,524
Distributions to parent	—	(376,855)	—	(376,855)
Distributions declared on common equity	—	(119,900)	—	(119,900)
Distributions declared on preferred membership interests	—	(7,775)	—	(7,775)
Other	—	9	—	9
Balance at December 31, 2013	$110,000	$4,364,466	($37,837)	$4,436,629
Net income	—	446,022	—	446,022
Contribution from parent	—	1,052	—	1,052
Other comprehensive loss	—	—	(41,386)	(41,386)
Distributions to parent	—	(320,601)	—	(320,601)
Distributions declared on common equity	—	(166,901)	—	(166,901)
Distributions declared on preferred membership interests	—	(7,796)	—	(7,796)
Other	—	(32)	—	(32)
Balance at December 31, 2014	$110,000	$4,316,210	($79,223)	$4,346,987
Net income	—	446,639	—	446,639
Other comprehensive loss	—	—	22,811	22,811
Preferred stock redemption	(110,000)	—	—	(110,000)
Non-cash contribution from parent	—	267,826	—	267,826
Distributions to parent	—	(226,000)	—	(226,000)
Distributions declared on preferred membership interests	—	(5,737)	—	(5,737)
Other	—	(5,214)	—	(5,214)
Balance at December 31, 2015	$—	$4,793,724	($56,412)	$4,737,312

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON (a)

	2015	2014	2013	2012	2011
	(In Thousands)

Operating revenues	$4,417,146	$4,740,504	$4,399,511	$3,668,755	$4,496,173
Net Income	$446,639	$446,022	$414,126	$440,058	$675,527
Total assets	$16,387,447	$16,423,825	$15,275,863	$14,779,578	$13,771,578
Long-term obligations (b)	$4,806,790	$4,882,813	$4,383,273	$4,213,537	$3,624,645

	2015	2014	2013	2012	2011
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$1,292	$1,358	$1,304	$1,076	$1,309
Commercial	989	1,044	1,003	831	965
Industrial	1,420	1,569	1,457	1,123	1,357
Governmental	67	70	68	56	64
Total retail	$3,768	$4,041	$3,832	$3,086	$3,695
Sales for resale:
Associated companies	406	427	320	378	552
Non-associated companies	36	80	48	36	60
Other	152	121	140	120	124
Total	$4,362	$4,669	$4,340	$3,620	$4,431

Billed Electric Energy Sales (GWh):
Residential	14,399	14,415	14,026	13,879	14,686
Commercial	11,700	11,555	11,402	11,399	11,394
Industrial	27,713	27,025	25,734	25,306	24,854
Governmental	756	732	723	707	695
Total retail	54,568	53,727	51,885	51,291	51,629
Sales for resale:
Associated companies	7,500	6,240	5,168	6,426	7,611
Non-associated companies	770	1,051	979	1,006	1,198
Total	62,838	61,018	58,032	58,723	60,438

(a) Amounts have been retrospectively adjusted to reflect the effects of the Entergy Louisiana and Entergy Gulf States Louisiana business combination in all periods presented. See Note 1 to the financial statements for a discussion of the business combination.

(b) Includes long-term debt (excluding currently maturing debt).

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2015 Compared to 2014

Net income increased $17.9 million primarily due to the write-off in 2014 of the regulatory assets associated with new nuclear generation development costs as a result of a joint stipulation entered into with the Mississippi Public Utilities Staff, subsequently approved by the MPSC, partially offset by higher depreciation and amortization expenses, higher taxes other than income taxes, higher other operation and maintenance expenses, and lower net revenue. See Note 2 to the financial statements for discussion of the new nuclear generation development costs and the joint stipulation.

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

Net Revenue

2015 Compared to 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2015 to 2014.

Amount
(In Millions)

2014 net revenue	$701.2
Volume/weather	8.9
Retail electric price	7.3
Net wholesale revenue	(2.7)
Transmission equalization	(5.4)
Reserve equalization	(5.5)
Other	(7.5)
2015 net revenue	$696.3

The volume/weather variance is primarily due to an increase of 86 GWh, or 1%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to a $16 million net annual increase in revenues, effective February 2015, as a result of the MPSC order in the June 2014 rate case and an increase in the energy efficiency rider, partially offset by a decrease in the storm damage rider. The rate case included the realignment of certain costs from collection in riders to base rates. The increase in the energy efficiency rider and the decrease in the storm damage rider are offset by other operation and maintenance expenses and have a minimal effect on net income. See Note 2 to the financial statements for a discussion of the rate case, the energy efficiency rider, and the storm damage rider.

The net wholesale revenue variance is primarily due to a wholesale customer contract termination in October 2015.

Transmission equalization revenue represents amounts received by Entergy Mississippi from certain other Entergy Utility operating companies, in accordance with the System Agreement, to allocate the costs of collectively planning, constructing, and operating Entergy’s bulk transmission facilities.   The transmission equalization variance is primarily attributable to the realignment, effective February 2015, of these revenues from the determination of base rates to inclusion in a rider.  Such revenues had a favorable effect on net revenue in 2014, but minimal effect in 2015.  Entergy Mississippi exited the System Agreement in November 2015. See “System Agreement” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the System Agreement.

Reserve equalization revenue represents amounts received by Entergy Mississippi from certain other Entergy Utility operating companies, in accordance with the System Agreement, to allocate the costs of collectively maintaining adequate electric generating capacity across the Entergy System.  The reserve equalization variance is primarily attributable to the realignment, effective February 2015, of these revenues from the determination of base rates to inclusion in a rider.  Such revenues had a favorable effect on net revenue in 2014, but minimal effect in 2015.  Entergy Mississippi exited the System Agreement in November 2015. See “System Agreement” in the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the System Agreement.

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

The volume/weather variance is primarily due to an increase of 86 GWh, or 1%, in billed electricity usage, including the effect of more favorable weather on residential sales as compared to the prior year and an increase in industrial sales. The increase in industrial usage is primarily in the primary metals and pipelines industries.

Other Income Statement Variances

2015 Compared to 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5 million in distribution expenses primarily due to higher vegetation maintenance and higher labor costs in 2015 as compared to 2014;

•	an increase of $4.9 million in energy efficiency costs. These costs began in fourth quarter 2014 and are recovered through the energy efficiency rider having minimal effect on net income;

•	an increase of $4.8 million in fossil-fueled generation expenses primarily due to a higher scope of work done during plant outages in 2015 as compared to 2014;

•	a $2.6 million loss recognized on the disposition of plant components;

•
an increase of $1.8 million in costs incurred in 2014 related to Baxter Wilson (Unit 1) repairs, including an offset for expected insurance proceeds and amortization of the repair costs in 2015 that were deferred in 2014 as approved by the MPSC. See “Baxter Wilson Plant Event” below for a discussion of the Baxter Wilson plant event; and

•
an increase of $1.7 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of lower discount rates and changes in retirement and mortality assumptions, partially offset by a decrease in the accrual for incentive-based compensation. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and postretirement benefits costs.

The increase was partially offset by a decrease of $17.6 million in storm damage accruals. See Note 2 to the financial statements for a discussion of storm cost recovery.

The asset write-off variance is due to the $56.2 million ($36.7 million after-tax) write-off in 2014 of Entergy Mississippi’s regulatory assets associated with new nuclear generation development costs. See Note 2 to the financial statements for discussion of the new nuclear generation development costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service and higher depreciation rates in 2015, as approved by the MPSC.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

2014 Compared to 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $11.6 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs;

•	a decrease of $7.6 million in fossil-fueled generation expenses primarily due to a lower scope of work done during plant outages in 2014 as compared to the same period in 2013;

•	a decrease of $5.9 million resulting from costs incurred in 2013 related to the now-terminated plan to spin off and merge the Utility’s transmission business;

•
a decrease of $5.1 million in implementation costs, severance costs, and curtailment and special termination benefits related to the human capital management strategic imperative in 2014 as compared to 2013. See the “Human Capital Management Strategic Imperative” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion; and

•
a net decrease of $3.8 million related to Baxter Wilson (Unit 1) repairs. The increase in repair costs incurred in 2014 compared to the prior year were offset by expected insurance proceeds and the deferral of repair costs, as approved by the MPSC. See “Baxter Wilson Plant Event” below for further discussion.

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

Income Taxes

The effective income tax rates for 2015, 2014, and 2013 were 40.0%, 42.7%, and 37.7%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Baxter Wilson Plant Event

On September 11, 2013, Entergy Mississippi’s Baxter Wilson (Unit 1) power plant experienced a significant unplanned outage event.  Entergy Mississippi completed the repairs to the unit in December 2014. As of December 31, 2014, Entergy Mississippi incurred $22.3 million of capital spending and $26.6 million of operation and maintenance expenses to return the unit to service. The damage was covered by Entergy Mississippi’s property insurance policy, subject to a $20 million deductible. As of December 31, 2014, Entergy Mississippi recorded an insurance receivable of $28.2 million for the amount expected to be received from its insurance policy and has received all of its previously-accrued insurance proceeds, with $12.9 million allocated to capital spending and $15.3 million allocated to operation and maintenance expenses. In June 2014, Entergy Mississippi filed a rate case with the MPSC, which includes recovery of the costs associated with Baxter Wilson (Unit 1) repair activities, net of applicable insurance proceeds. In December 2014 the MPSC issued an order that provided for a deferral of $6 million in other operation and maintenance expenses associated with the Baxter Wilson outage and that the regulatory asset should accrue carrying costs, with amortization of the regulatory asset to occur over two years beginning in February 2015, and provided that the capital costs will be reflected in rate base. The final accounting of costs to return the unit to service and insurance proceeds will be addressed in Entergy Mississippi’s next formula rate plan filing.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$61,633	$31	$52,970

Net cash provided by (used in):
Operating activities	372,279	303,463	219,665
Investing activities	(245,127)	(177,765)	(149,410)
Financing activities	(43,180)	(64,096)	(123,194)
Net increase (decrease) in cash and cash equivalents	83,972	61,602	(52,939)

Cash and cash equivalents at end of period	$145,605	$61,633	$31
Operating Activities

Net cash flow provided by operating activities increased $68.8 million in 2015 primarily due to:

•	increased recovery of fuel costs in 2015;

•
System Agreement bandwidth remedy payments of $16.4 million made in September 2014 as a result of the compliance filing pursuant to the FERC’s orders related to the bandwidth payments/receipts for the 2007 - 2009 period;

•	$15.3 million in insurance proceeds received in 2015 related to the Baxter Wilson plant event. See “Baxter Wilson Plant Event” above for a discussion of the Baxter Wilson plant event; and

•	the timing of collections from customers.

The increase was partially offset by:

•
an increase of $41.7 million in income tax payments in 2015. Entergy Mississippi had income tax payments in 2015 and 2014 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax payments in 2015 are primarily due to the results of operations

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

and the reversal of taxable temporary differences as well as final settlement of amounts outstanding associated with the 2006-2007 IRS audit. The 2014 payments resulted primarily from the reversal of taxable temporary differences for which Entergy Mississippi had previously claimed a tax deduction. See Note 3 to the financial statements for a discussion of this audit; and

•
System Agreement bandwidth remedy payments of $11.3 million received in 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period.

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

See Note 2 to the financial statements for a discussion of the System Agreement proceedings.

Investing Activities

Net cash flow used in investing activities increased $67.4 million in 2015 primarily due to:

•	an increase in transmission construction expenditures primarily due to a higher scope of work done in 2015;

•	an increase in information technology capital expenditures due to various technology projects and upgrades in 2015; and

•	money pool activity

The increase was partially offset by $12.9 million of insurance proceeds received in 2015 related to the Baxter Wilson Plant Event. See “Baxter Wilson Plant Event” above for a discussion of the Baxter Wilson plant event.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $25.3 million in 2015 compared to increasing by $0.6 million in 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash flow used in investing activities increased $28.4 million in 2014 primarily due to money pool activity and an increase in fossil-fueled generation construction expenditures primarily due to a higher scope of work done

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

Financing Activities

Net cash flow used in financing activities decreased $20.9 million in 2015 primarily due to a decrease of $21.4 million in common stock dividends paid.

Net cash flow used in financing activities decreased $59.1 million in 2014 primarily due to the issuance of $100 million of 3.75% Series first mortgage bonds in March 2014 and the payment, at maturity, of $100 million of 5.15% Series first mortgage bonds in February 2013.

The decrease was partially offset by:

•	the payment, prior to maturity, of $95 million of 4.95% Series first mortgage bonds in April 2014;

•	an increase of $54 million in common stock dividends paid; and

•	money pool activity.

Decreases in Entergy Mississippi’s payable to the money pool are a use of cash flow, and Entergy Mississippi’s payable to the money pool decreased by $3.5 million in 2014 compared to increasing by $3.5 million in 2013.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio is due to an increase in retained earnings.

	December 31, 2015	December 31, 2014
Debt to capital	49.7%	51.2%
Effect of subtracting cash	(3.8%)	(1.5%)
Net debt to net capital	45.9%	49.7%

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Uses of Capital

Entergy Mississippi requires capital resources for:

•	construction and other capital investments;

•	debt and preferred stock maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments.

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$35	$40	$50
Transmission	135	145	85
Distribution	130	110	120
Other	20	20	10
Total	$320	$315	$265

Following are the amounts of Entergy Mississippi’s existing debt obligations and lease obligations (includes estimated interest payments) and other purchase obligations.

	2016	2017-2018	2019-2020	After 2020	Total
	(In Millions)
Long-term debt (a)	$174	$95	$231	$1,324	$1,824
Capital lease payments	$2	$2	$—	$—	$4
Operating leases	$7	$11	$8	$6	$32
Purchase obligations (b)	$267	$491	$467	$780	$2,005

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Mississippi, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Mississippi currently expects to contribute approximately $19.9 million to its pension plans and approximately $140 thousand to other postretirement plans in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Mississippi has $18.5 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Mississippi includes amounts associated with specific investments such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support smart meter deployment; resource planning, including

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

potential generation projects; system improvements; and other investments.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly.  Entergy Mississippi’s long-term debt indenture restricts the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.  As of December 31, 2015, Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $68.5 million.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

All debt and common and preferred stock issuances by Entergy Mississippi require prior regulatory approval.  Preferred stock and debt issuances are also subject to issuance tests set forth in its corporate charter, bond indenture, and other agreements.  Entergy Mississippi has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2015	2014	2013	2012
(In Thousands)
$25,930	$644	($3,536)	$16,878

See Note 4 to the financial statements for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire May 2016. No borrowings were outstanding under the credit facilities as of December 31, 2015.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of December 31, 2015, a $6 million letter of credit was outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Mississippi obtained authorizations from the FERC through October 2017 for short-term borrowings not to exceed an aggregate amount of $175 million at any time outstanding and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Mississippi’s short-term borrowing limits.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

•
a deferral of $6 million in other operation and maintenance expenses associated with the Baxter Wilson outage and a determination that the regulatory asset should accrue carrying costs, with amortization of the regulatory asset over two years beginning in February 2015, and a provision that the capital costs will be reflected in rate base. See “Baxter Wilson Plant Event” above for further discussion of the Baxter Wilson outage; and

•
consolidation of the new nuclear generation development costs proceeding with the general rate case proceeding for hearing purposes and a determination that Entergy Mississippi would not further pursue, except as noted below, recovery of the costs that were approved for deferral by the MPSC in November 2011. The stipulations state, however, that, if Entergy Mississippi decides to move forward with nuclear development in Mississippi, it can at that time re-present for consideration by the MPSC only those costs directly associated with the existing early site permit (ESP), to the extent that the costs are verifiable and prudent and the ESP is still valid and relevant to any such option pursued. See “New Nuclear Generation Development Costs” above for further discussion of the new nuclear generation development costs proceeding and subsequent write-off in 2014 of the regulatory asset related to those costs.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

In Entergy Mississippi’s 2014 general rate case, the Mississippi Public Utilities Staff conducted a review of Entergy Mississippi’s proposed changes to its formula rate plan and recommended changes in that proceeding that may be duplicative of the review being conducted simultaneously in the above-described formula rate plan docket. Consequently, the MPSC found in the general rate case order that the changes to Entergy Mississippi’s formula rate plan schedule approved in that order are just and reasonable and should remain unchanged by any MPSC action in the above-described formula rate plan docket, but that any provisions of Entergy Mississippi’s formula rate plan schedule not specifically addressed in the general rate case order may be reviewed and changed.

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

Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period. In August 2015, the MPSC approved the interim adjustments effective with September 2015 bills. In November 2015, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included a projected over-recovery balance of $48 million projected through January 31, 2016. In January 2016 the MPSC approved the redetermined annual factor effective February 1, 2016. The MPSC further ordered, however, that due to the significant change in natural gas price forecasts since Entergy Mississippi’s filing in November 2015, Entergy Mississippi shall file a revised fuel factor with the MPSC no later than February 1, 2016. In February 2016, Entergy Mississippi submitted a revised fuel factor reflecting a natural gas price of $2.45 per MMBtu.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not considered “mass actions” under the Class Action Fairness Act, so as to establish federal subject matter jurisdiction. One day later the Attorney General renewed his motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies responded to that motion reiterating the additional grounds asserted for federal question jurisdiction, and the District Court held oral argument on the renewed motion to remand in February 2014. In April 2015 the District Court entered an order denying the renewed motion to remand, holding that the District Court has federal question subject matter jurisdiction. The Attorney General appealed to the U.S. Fifth Circuit Court of Appeals the denial of the motion to remand. In July 2015 the Fifth Circuit issued an order denying the appeal, and the Attorney General subsequently filed a petition for rehearing of the request for interlocutory appeal, which was also denied. The case remains pending in federal district court, awaiting a ruling on the Entergy companies’ motion for judgment on the pleadings. In December 2015 the District Court ordered that the parties submit to the court undisputed and disputed facts that are material to the Entergy defendants’ motion for judgment on the pleadings, as well as supplemental briefs regarding the same. Those filings were made in January 2016.

Storm Damage Accrual and Storm Cost Recovery

On July 1, 2013, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a joint stipulation, wherein both parties agreed that approximately $32 million in storm restoration costs incurred in 2011 and 2012 were prudently incurred and chargeable to the storm damage provision, while approximately $700,000 in prudently incurred costs were more properly recoverable through the formula rate plan. Entergy Mississippi and the Mississippi Public Utilities Staff also agreed that the storm damage accrual should be increased from $750,000 per month to $1.75 million per month. In September 2013 the MPSC approved the joint stipulation with the increase in the storm damage accrual effective with October 2013 bills. In February 2015, Entergy Mississippi provided notice to the Mississippi Public Utilities Staff that the storm damage accrual would be set to zero effective with the March 2015 billing cycle as a result of Entergy Mississippi’s storm damage accrual balance exceeding $15 million as of January 31, 2015, but will return to its current level when the storm damage accrual balance becomes less than $10 million.

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

Entergy Mississippi, Inc.
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

Actuarial Assumption	Change in Assumption	Impact on 2015 Qualified Pension Cost	Impact on 2015 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$1,213	$12,607
Rate of return on plan assets	(0.25%)	$740	$—
Rate of increase in compensation	0.25%	$438	$1,887

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2015 Postretirement Benefit Cost	Impact on 2015 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$219	$2,547
Health care cost trend	0.25%	$386	$2,354

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2015 was $16.4 million. Entergy Mississippi anticipates 2016 qualified pension cost to be $9.5 million. In 2016, Entergy Mississippi refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $3.8 million.  Entergy Mississippi contributed $22.5 million to its qualified pension plans in 2015 and estimates 2016-2018 pension contributions will approximate $54 million, including $19.9 million in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016.

Total postretirement health care and life insurance benefit income for Entergy Mississippi in 2015 was $758 thousand. Entergy Mississippi expects 2016 postretirement health care and life insurance benefit income of approximately $1.2 million. In 2016, Entergy Mississippi refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $770 thousand. Entergy Mississippi contributed $661 thousand to its other postretirement plans in 2015 and expects 2016-2018 contributions to approximate $419 thousand, including $140 thousand in 2016.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Mississippi, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 378 through 382 and applicable items in pages 61 through 236) for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2016

(Page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)

OPERATING REVENUES
Electric	$1,396,985	$1,524,193	$1,334,540

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	291,666	325,643	328,934
Purchased power	389,950	493,533	375,745
Other operation and maintenance	261,255	256,339	261,832
Asset write-off	—	56,225	—
Taxes other than income taxes	94,152	87,936	83,630
Depreciation and amortization	129,029	113,903	108,714
Other regulatory charges (credits) - net	19,027	3,854	(14,545)
TOTAL	1,185,079	1,337,433	1,144,310

OPERATING INCOME	211,906	186,760	190,230

OTHER INCOME
Allowance for equity funds used during construction	3,095	2,380	2,182
Interest and investment income	195	1,055	817
Miscellaneous - net	(4,418)	(3,905)	(3,821)
TOTAL	(1,128)	(470)	(822)

INTEREST EXPENSE
Interest expense	57,842	57,002	59,031
Allowance for borrowed funds used during construction	(1,644)	(1,243)	(1,539)
TOTAL	56,198	55,759	57,492

INCOME BEFORE INCOME TAXES	154,580	130,531	131,916

Income taxes	61,872	55,710	49,757

NET INCOME	92,708	74,821	82,159

Preferred dividend requirements and other	2,828	2,828	2,828

EARNINGS APPLICABLE TO COMMON STOCK	$89,880	$71,993	$79,331

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)

OPERATING ACTIVITIES
Net income	$92,708	$74,821	$82,159
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	129,029	113,903	108,714
Deferred income taxes, investment tax credits, and non-current taxes accrued	18,673	32,472	47,878
Changes in assets and liabilities:
Receivables	50,199	(27,444)	(31,647)
Fuel inventory	(8,537)	6,163	(121)
Accounts payable	(26,682)	(14,618)	38,727
Taxes accrued	(10,104)	318	920
Interest accrued	(2,341)	2,789	2,157
Deferred fuel costs	105,560	40,251	(11,567)
Other working capital accounts	(663)	17,567	(12,820)
Provisions for estimated losses	(2,080)	14,468	(146)
Other regulatory assets	39,582	(36,875)	87,907
Pension and other postretirement liabilities	(14,939)	68,434	(94,143)
Other assets and liabilities	1,874	11,214	1,647
Net cash flow provided by operating activities	372,279	303,463	219,665
INVESTING ACTIVITIES
Construction expenditures	(235,894)	(179,544)	(168,510)
Allowance for equity funds used during construction	3,095	2,380	2,182
Insurance proceeds	12,932	—	—
Changes in money pool receivable - net	(25,286)	(644)	16,878
Other	26	43	40
Net cash flow used in investing activities	(245,127)	(177,765)	(149,410)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	98,668	—
Retirement of long-term debt	—	(95,000)	(116,030)
Changes in money pool payable - net	—	(3,536)	3,536
Dividends paid:
Common stock	(40,000)	(61,400)	(7,400)
Preferred stock	(2,828)	(2,828)	(2,828)
Other	(352)	—	(472)
Net cash flow used in financing activities	(43,180)	(64,096)	(123,194)
Net increase (decrease) in cash and cash equivalents	83,972	61,602	(52,939)
Cash and cash equivalents at beginning of period	61,633	31	52,970
Cash and cash equivalents at end of period	$145,605	$61,633	$31
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$57,576	$51,509	$54,120
Income taxes	$61,333	$19,650	$4,657
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2015	2014
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,426	$1,223
Temporary cash investments	144,179	60,410
Total cash and cash equivalents	145,605	61,633
Accounts receivable:
Customer	56,685	78,593
Allowance for doubtful accounts	(718)	(873)
Associated companies	34,964	21,233
Other	8,276	42,009
Accrued unbilled revenues	47,284	43,374
Total accounts receivable	146,491	184,336
Accumulated deferred income taxes	—	5,198
Fuel inventory - at average cost	51,273	42,736
Materials and supplies - at average cost	39,491	37,741
Prepayments and other	5,184	7,315
TOTAL	388,044	338,959

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,625	4,642
Escrow accounts	41,726	41,752
TOTAL	46,351	46,394

UTILITY PLANT
Electric	4,083,933	3,999,918
Property under capital lease	2,942	4,185
Construction work in progress	114,067	67,514
TOTAL UTILITY PLANT	4,200,942	4,071,617
Less - accumulated depreciation and amortization	1,534,522	1,516,540
UTILITY PLANT - NET	2,666,420	2,555,077

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	45,790	49,306
Other regulatory assets	328,681	364,747
Other	2,121	4,142
TOTAL	376,592	418,195

TOTAL ASSETS	$3,477,407	$3,358,625

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2015	2014
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$125,000	$—
Accounts payable:
Associated companies	38,496	49,832
Other	51,502	63,300
Customer deposits	81,583	77,753
Taxes accrued	43,461	53,565
Interest accrued	20,831	23,172
Deferred fuel costs	107,754	2,194
Other	22,754	17,533
TOTAL	491,381	287,349

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	810,635	800,374
Accumulated deferred investment tax credits	4,645	6,370
Asset retirement cost liabilities	8,252	6,786
Accumulated provisions	48,062	50,142
Pension and other postretirement liabilities	120,217	135,156
Long-term debt	920,085	1,043,859
Other	11,699	16,038
TOTAL	1,923,595	2,058,725

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2015 and 2014	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	813,414	763,534
TOTAL	1,012,050	962,170

TOTAL LIABILITIES AND EQUITY	$3,477,407	$3,358,625

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2015, 2014, and 2013

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$199,326	($690)	$681,010	$879,646
Net income	—	—	82,159	82,159
Common stock dividends	—	—	(7,400)	(7,400)
Preferred stock dividends	—	—	(2,828)	(2,828)
Balance at December 31, 2013	$199,326	($690)	$752,941	$951,577
Net income	—	—	74,821	74,821
Common stock dividends	—	—	(61,400)	(61,400)
Preferred stock dividends	—	—	(2,828)	(2,828)
Balance at December 31, 2014	$199,326	($690)	$763,534	$962,170
Net income	—	—	92,708	92,708
Common stock dividends	—	—	(40,000)	(40,000)
Preferred stock dividends	—	—	(2,828)	(2,828)
Balance at December 31, 2015	$199,326	($690)	$813,414	$1,012,050

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2015	2014	2013	2012	2011
	(In Thousands)

Operating revenues	$1,396,985	$1,524,193	$1,334,540	$1,120,366	$1,266,470
Net Income	$92,708	$74,821	$82,159	$46,768	$108,729
Total assets	$3,477,407	$3,358,625	$3,234,875	$3,337,230	$2,927,645
Long-term obligations (a)	$972,058	$1,097,182	$1,092,786	$1,108,432	$963,183

(a) Includes long-term debt (excluding currently maturing debt), non-current capital lease obligations, and preferred stock without sinking fund.

	2015	2014	2013	2012	2011
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$565	$585	$527	$454	$490
Commercial	465	481	432	381	401
Industrial	164	175	156	140	146
Governmental	47	47	42	37	37
Total retail	1,241	1,288	1,157	1,012	1,074
Sales for resale:
Associated companies	75	153	92	23	104
Non-associated companies	10	14	24	24	27
Other	71	69	62	61	61
Total	$1,397	$1,524	$1,335	$1,120	$1,266

Billed Electric Energy Sales (GWh):
Residential	5,661	5,672	5,629	5,550	5,848
Commercial	4,913	4,821	4,815	4,915	4,985
Industrial	2,283	2,297	2,265	2,400	2,326
Governmental	433	414	409	408	415
Total retail	13,290	13,204	13,118	13,273	13,574
Sales for resale:
Associated companies	1,419	2,657	1,543	232	431
Non-associated companies	261	193	304	265	332
Total	14,970	16,054	14,965	13,770	14,337

ENTERGY NEW ORLEANS, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Algiers Asset Transfer

In October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that supported the provision of service to Entergy Louisiana’s customers in Algiers. In April 2015 the FERC issued an order approving the Algiers assets transfer. In May 2015 the parties filed a settlement agreement authorizing the Algiers assets transfer and the settlement agreement was approved by a City Council resolution in May 2015. On September 1, 2015, Entergy Louisiana transferred its Algiers assets to Entergy New Orleans for a purchase price of approximately $85 million, subject to closing adjustments. Entergy New Orleans paid Entergy Louisiana $59.6 million, including final true-ups, from available cash and issued a note payable to Entergy Louisiana in the amount of $25.5 million. Because the asset transfer was a transaction involving entities under common control, Entergy New Orleans recognized the assets and liabilities transferred to it at their carrying amounts in the accounts of Entergy Louisiana at the time of the asset transfer. The effect of the Algiers transfer has been retrospectively applied to Entergy New Orleans’s financial statements that are presented in this report.

Results of Operations

Net Income

2015 Compared to 2014

Net income increased $13.9 million primarily due to lower other operation and maintenance expenses and higher net revenue, partially offset by a higher effective income tax rate.

2014 Compared to 2013

Net income increased $18.4 million primarily due to lower other operation and maintenance expenses and higher net revenue, partially offset by a higher effective income tax rate.

Net Revenue

2015 Compared to 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2015 to 2014.

Amount
(In Millions)

2014 net revenue	$284.9
Volume/weather	9.8
Net gas revenue	(3.1)
Other	2.3
2015 net revenue	$293.9

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase of 165 GWh, or 3%, in billed electricity usage, primarily in the residential and commercial sectors, including the effect of favorable weather on commercial sales in 2015 and a 2% increase in the average number of electric customers.

The net gas revenue variance is primarily due to the effect of less favorable weather, primarily in the residential sector.

2014 Compared to 2013

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2014 to 2013.

Amount
(In Millions)

2013 net revenue	$271.9
Volume/weather	5.1
Net gas revenue	3.5
Retail electric price	2.0
Transmission revenue	1.4
Other	1.0
2014 net revenue	$284.9

The volume/weather variance is primarily due to an increase of 137 GWh, or 3%, in billed electricity usage, primarily in the residential and commercial sectors, including the effect of favorable weather on residential sales in 2014 as compared to the prior year and a 2% increase in the average number of electric customers.

The net gas revenue variance is primarily due to the effect of favorable weather, primarily in the residential and commercial sectors.

The retail electric price variance is primarily due to annual base rate increases for the Algiers area, effective July 2014, as approved by the City Council. See Note 2 to the financial statements for a further discussion of these rate increases.

The transmission revenue variance is primarily due to changes as a result of participation in the MISO RTO in 2014.

Other Income Statement Variances

2015 Compared to 2014

Other operation and maintenance expenses decreased primarily due to a decrease of $9.9 million in fossil-fueled generation expenses primarily resulting from a lower scope of work in 2015, a decrease in asbestos loss reserves in 2015, and a decrease of $3 million in loss reserves due to lower storm reserve rider accruals in 2015. See Note 2 to the financial statements for further discussion of storm costs recovery and see “Sources of Capital” below for further discussion of the issuance in July 2015 of securitization bonds to recover storm costs.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes resulting from lower electric and gas retail revenues in 2015 as compared to 2014 and a decrease in ad valorem taxes resulting from lower assessments and higher capitalized taxes.

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

2014 Compared to 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $7.7 million in compensation and benefits costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge recognized in September 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs;

•	a decrease of $6.7 million in fossil-fueled generation expenses due to an overall lower scope of work done during plant outages as compared to prior year; and

•	a decrease of $2.4 million in outside regulatory consultant fees.

Income Taxes

The effective income tax rates for 2015, 2014, and 2013 were 35.9%, 30.2%, and 15.3%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$42,389	$33,489	$9,391

Net cash provided by (used in):
Operating activities	105,068	88,933	92,550
Investing activities	(173,460)	(72,383)	(95,890)
Financing activities	114,879	(7,650)	27,438
Net increase in cash and cash equivalents	46,487	8,900	24,098

Cash and cash equivalents at end of period	$88,876	$42,389	$33,489

Operating Activities

Net cash flow provided by operating activities increased $16.1 million in 2015 primarily due to an increase in net income.

Net cash flow provided by operating activities decreased $3.6 million in 2014 primarily due to the payment of calendar year 2012 System Agreement bandwidth remedy payments of $15 million to the City of New Orleans in June 2014 for use in the streetlight conversion program, as directed by the City Council, an increase of $6.3 million in pension contributions, and income tax payments of $4.9 million in 2014 compared to income tax refunds of $1.4 million in 2013. The decrease in cash flow was offset by the timing of collections from customers. See “Critical Accountings Estimates” below and Note 11 to the financial statements for a discussion of qualified pension and other postretirement benefits funding.

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $101.1 million in 2015 primarily due to:

•
a deposit of $63.9 million into the storm reserve escrow account in July 2015. See “Sources of Capital” below for a discussion of the issuance in July 2015 of securitization bonds to recover storm costs;

•	money pool activity;

•	an increase in transmission construction expenditures primarily due to a higher scope of work performed in 2015 as compared to 2014; and

•	an increase in distribution construction expenditures primarily due to a higher scope of work performed in 2015 as compared to 2014.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $15.4 million in 2015 compared to decreasing $4.3 million in 2014.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash flow used in investing activities decreased $23.5 million in 2014 primarily due to:

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

Financing Activities

Entergy New Orleans’s financing activities provided $114.9 million of cash in 2015 compared to using $7.7 million of cash in 2014 primarily due to the issuance of $98.7 million of storm cost recovery bonds in July 2015, as discussed below, and an $87.5 million capital contribution in 2015, partially offset by the purchase of Entergy Louisiana’s Algiers assets in September 2015. The cash portion of the purchase is reflected as a repayment of a long-term payable due to Entergy Louisiana in the cash flow statement. See Note 1 to the financial statements and “Algiers Asset Transfer” above for further discussion of the Algiers asset transfer and accounting for the transaction.

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

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt as shown in the following table. The decrease in the debt to capital ratio is due to an $87.5 million capital contribution in 2015 and an increase in retained earnings, offset by an increase in long term debt primarily due to the issuance of $98.7 million of storm cost recovery bonds in July 2015.

	December 31, 2015	December 31, 2014
Debt to capital	48.1%	55.1%
Effect of excluding securitization bonds	(8.1%)	—%
Debt to capital, excluding securitization bonds (a)	40.0%	55.1%
Effect of subtracting cash	(10.0%)	(3.8%)
Net debt to net capital, excluding securitization bonds (a)	30.0%	51.3%

(a) Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, long-term debt, including the currently maturing portion, and the long-term payable to Entergy Louisiana. Capital consists of debt, preferred stock without sinking fund, and common equity. Net capital consists of capital less cash and cash equivalents. Entergy New Orleans uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in “Sources of Capital” below. Entergy New Orleans uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents.

Uses of Capital

Entergy New Orleans requires capital resources for:

•	construction and other capital investments;

•	working capital purposes, including the financing of fuel and purchased power costs;

•	debt and preferred stock maturities or retirements; and

•	dividend payments.

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments.

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$275	$80	$100
Transmission	5	15	10
Distribution	35	40	40
Other	30	25	25
Total	$345	$160	$175

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy New Orleans’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2016	2017-2018	2019-2020	After 2020	Total
	(In Millions)
Long-term debt (a)	$18	$31	$55	$405	$509
Operating leases	$2	$3	$2	$2	$9
Purchase obligations (b)	$209	$400	$371	$437	$1,417

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy New Orleans, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy New Orleans currently expects to contribute approximately $10.7 million to its pension plan and approximately $3.7 million to other postretirement plans in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy New Orleans has $53.4 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy New Orleans includes specific investments such as the Union Power Station acquisition discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support smart meter deployment; resource planning, including potential generation projects; system improvements; and other investments.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary of Entergy Corporation, Entergy New Orleans pays dividends from its earnings at a percentage determined monthly. Entergy New Orleans’s long-term debt indenture contains restrictions on the payment of cash dividends or other distributions on its common and preferred stock.

Union Power Station Purchase Agreement

In December 2014, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas entered into an asset purchase agreement to acquire the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Pursuant to the agreement, Entergy Gulf States Louisiana would acquire two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy Texas would each acquire one power block and a 25% undivided ownership interest in such related assets. The base purchase price is expected to be approximately $948 million (approximately $237 million for each power block) subject to adjustments.  The purchase is contingent upon, among other things, obtaining necessary approvals, including cost recovery, from various federal and state

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

regulatory and permitting agencies. Under the original terms of the asset purchase agreement, these included regulatory approvals from the APSC, LPSC, PUCT, and FERC, as well as clearance under the Hart-Scott-Rodino antitrust law.

In December 2014, Entergy Texas filed its application for Certificate of Convenience and Necessity (CCN) with the PUCT seeking one of the two necessary PUCT approvals of the acquisition. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the CCN filing. In July 2015, Entergy Texas withdrew its rate case and, together with other parties, filed a motion with the PUCT to dismiss Entergy Texas’s CCN application. In July 2015, the PUCT granted the motion to dismiss the CCN case. The power block originally allocated to Entergy Texas will be acquired by Entergy New Orleans. The acquisition by Entergy New Orleans replaces the power purchase agreement with Entergy Gulf States Louisiana that the City Council approved in June 2015. In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the acquisition of the power block and seeking approval of the recovery of the associated costs. In November 2015 the City Council issued written resolutions and an order approving an agreement in principle between Entergy New Orleans and City Council advisors providing that the purchase of Power Block 1 and related assets by Entergy New Orleans is prudent and in the public interest.

In January 2015, Entergy Gulf States Louisiana filed its application with the LPSC for approval of the acquisition and cost recovery. Supplemental testimony was submitted in July 2015 explaining the reallocation of one of the power blocks to Entergy New Orleans and clarifying that Entergy Gulf States Louisiana would own 100% of the capacity and associated energy of two power blocks. In September 2015, Entergy Gulf States Louisiana agreed to settlement terms with all parties for Entergy Gulf States Louisiana’s purchase of the two power blocks. In October 2015 the LPSC voted unanimously to approve the uncontested settlement which finds, among other things, that acquisition of Power Blocks 3 and 4 is in the public interest and, therefore, prudent. The business combination of Entergy Gulf States Louisiana and Entergy Louisiana received regulatory approval and closed in October 2015 making Entergy Louisiana the named purchaser of Power Blocks 3 and 4 of the Union Power Station.

In January 2015, Entergy Arkansas filed its application with the APSC for approval of the acquisition and cost recovery. A hearing was held in September 2015. In November 2015 the APSC issued an order conditionally approving the acquisition and requesting that Entergy Arkansas file compliance testimony reporting on two minor conditions. In January 2016 the APSC issued an order finding that Entergy Arkansas’s December 2015 compliance filing was substantially compliant with its November 2015 order.

In February 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed a notification and report form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act with the United States Department of Justice (DOJ) and Federal Trade Commission with respect to their planned acquisition of the Union Power Station. Union Power Partners, L.P. (UPP), the seller, also filed a notification and report form in February 2015.

In March 2015 the DOJ requested additional information and documentary material from each of the purchasing companies and UPP. Also in March 2015, UPP, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas filed an application with the FERC requesting authorization for the transaction. In April 2015, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas made a filing with the FERC for approval of their proposed accounting treatment of the amortization expenses relating to the acquisition adjustment. Filings were made with the FERC in September 2015 replacing Entergy Texas with Entergy New Orleans as an applicant in the filings and providing supplemental information. In the FERC proceeding requesting authorization for the transaction, in December 2015, UPP, Entergy Arkansas, Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, and Entergy New Orleans filed their response to the FERC’s November 2015 request for additional information. The public comment period on the December 2015 filing expired in January 2016. No protests were filed. The LPSC, City Council, and APSC have filed submissions with the FERC urging the FERC to promptly consider and approve the transaction.

Closing of the purchase is expected to be completed promptly following the receipt of FERC approval.

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Entergy New Orleans’s receivables from the money pool were as follows as of December 31 for each of the following years.

2015	2014	2013	2012
(In Thousands)
$15,794	$442	$4,737	$2,923

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2018. No borrowings were outstanding under the facility as of December 31, 2015. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO.  As of December 31, 2015, a $1.4 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy New Orleans obtained authorization from the FERC through October 2017 for short-term borrowings not to exceed an aggregate amount of $100 million at any time outstanding. See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized by the City Council, and the current authorization extends through July 2016.

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

Entergy New Orleans, Inc. and Subsidiaries
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

The rate increase was effective with bills rendered on and after the first billing cycle of July 2014. Additional compliance filings were made with the Council in October 2014 for approval of the form of certain rate riders, including among others, a Ninemile 6 non-fuel cost recovery interim rider, allowing for contemporaneous recovery of capacity costs related to the commencement of commercial operation of the Ninemile 6 generating unit and a purchased power capacity cost recovery rider. The monthly Ninemile 6 cost recovery interim rider was implemented in December 2014 to initially collect $915 thousand from Entergy Louisiana customers in the Algiers area. See “Algiers Asset Transfer ” above

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

for discussion of the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that serve Algiers customers.

As a provision of the settlement agreement approved by the City Council in May 2015 providing for the Algiers asset transfer, it was agreed that, with limited exceptions, no action may be taken with respect to Entergy New Orleans’s base rates until rates are implemented from a base rate case that must be filed for its electric and gas operations in 2018. This provision eliminated the formula rate plan applicable to Algiers operations. The limited exceptions include continued implementation of the remaining two years of the four-year phased-in rate increase for its operations in the Algiers area and certain exceptional cost increases or decreases in its base revenue requirement. An additional provision of the settlement agreement allows for continued recovery of the revenue requirement associated with the capacity and energy from Ninemile 6 received by Entergy New Orleans under a power purchase agreement with Entergy Louisiana (Algiers PPA). The settlement authorizes Entergy New Orleans to recover the remaining revenue requirement related to the Algiers PPA through base rates charged to Algiers customers. The settlement also provided for continued implementation of the Algiers MISO recovery rider.

In addition to the Algiers PPA, Entergy New Orleans has a separate power purchase agreement with Entergy Louisiana for 20% of the capacity and energy of the Ninemile Unit 6 generating station (Ninemile PPA), which commenced operation in December 2014. Initially, recovery of the non-fuel costs associated with the Ninemile PPA was authorized through a special Ninemile 6 rider billed to only Entergy New Orleans customers outside of Algiers.

In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the acquisition of Union Power Block 1, with an expected base purchase price of approximately $237 million, subject to adjustments, and seeking approval of the recovery of the associated costs. In November 2015 the City Council issued written resolutions and an order approving an agreement in principle between Entergy New Orleans and City Council advisors providing that the purchase of Union Power Block 1 and related assets by Entergy New Orleans is prudent and in the public interest. The City Council authorized expansion of the special Ninemile 6 rider, discussed above, to cover the non-fuel purchased power from Ninemile 6 as well as the revenue requirement associated with the acquisition of Union Power Block 1, upon closing of the transaction. This rider will also include a credit to customers of $4.8 million annually once the deactivation of Michoud Units 2 and 3 occurs.

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  In September 2009 the City Council approved the energy efficiency programs filed by Entergy New Orleans.  The rate settlement provides an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provides a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In October 2013 the City Council approved the extension of the current Energy Smart program through December 2014. The City Council approved the use of $3.5 million of rough production cost equalization funds for program costs. In addition, Entergy New Orleans will be allowed to recover its lost contribution to fixed costs and to earn an incentive for meeting program goals. In January 2015 the City Council approved extending the Energy Smart program through March 2015 and using $1.2 million of rough production cost equalization funds to cover program costs for the extended period. Additionally, the City Council approved funding for the Energy Smart 2 programs from April 2015 through March 2017 using the remainder of the approximately $12.8 million of 2014 rough production cost equalization funds, and with any remaining costs being recovered through the fuel adjustment clause. This funding methodology was modified in November 2015 when the City Council directed Entergy New Orleans to use a combination of guaranteed customer savings related to a prior agreement with the City Council and rough production cost equalization funds to cover program costs prior to recovering any costs through the fuel adjustment clause.

Fuel and Purchased Power Cost Recovery

Entergy New Orleans’s electric rate schedules include a fuel adjustment tariff designed to reflect no more than targeted fuel and purchased power costs, adjusted by a surcharge or credit for deferred fuel expense arising from the

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

In August 2012, Hurricane Isaac caused extensive damage to Entergy New Orleans’s service area. The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages. Total restoration costs for the repair and/or replacement of Entergy New Orleans’s electric facilities damaged by Hurricane Isaac were $47.3 million. Entergy New Orleans withdrew $17.4 million from the storm reserve escrow account to partially offset these costs. In February 2014, Entergy New Orleans made a filing with the City Council seeking certification of the Hurricane Isaac costs. In January 2015 the City Council issued a resolution approving the terms of a joint agreement in principle filed by Entergy New Orleans, Entergy Louisiana, and the City Council Advisors determining, among other things, that Entergy New Orleans’s prudently-incurred storm recovery costs were $49.3 million, of which $31.7 million, net of reimbursements from the storm reserve escrow account, remains recoverable from Entergy New Orleans’s electric customers. The resolution also directs Entergy New Orleans to file an application to securitize the unrecovered Council-approved storm recovery costs of $31.7 million pursuant to the Louisiana Electric Utility Storm Recovery Securitization Act (Louisiana Act 64). In addition, the resolution found that it is reasonable for Entergy New Orleans to include in the principal amount of its potential securitization the costs to fund and replenish Entergy New Orleans’s storm reserve in an amount that achieves the Council-approved funding level of $75 million. In January 2015, in compliance with that directive, Entergy New Orleans filed with the City Council an application requesting that the City Council grant a financing order authorizing the financing of Entergy New Orleans’s storm costs, storm reserves, and issuance costs pursuant to Louisiana Act 64. In April 2015 the City Council’s Utility advisors filed direct testimony recommending that the proposed securitization be approved subject to certain limited modifications, and Entergy New Orleans filed rebuttal testimony later in April 2015. In May 2015 the parties entered into an agreement in principle and the City Council issued a financing order authorizing Entergy New Orleans to issue storm recovery bonds in the aggregate amount of $98.7 million, including $31.8 million for recovery of Entergy New Orleans’s Hurricane Isaac storm recovery costs, including carrying costs, $63.9 million to fund and replenish Entergy New Orleans’s storm reserve, and approximately $3 million for estimated up-front financing costs associated with the securitization. See Note 5 to the financial statements for discussion of the issuance of the securitization bonds in July 2015.

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

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2015 Qualified Pension Cost	Impact on 2015 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$600	$6,166
Rate of return on plan assets	(0.25%)	$330	$—
Rate of increase in compensation	0.25%	$209	$934

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2015 Postretirement Benefit Cost	Impact on 2015 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$90	$1,406
Health care cost trend	0.25%	$247	$1,478

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2015 was $9 million. Entergy New Orleans anticipates 2016 qualified pension cost to be $5.6 million.  In 2016, Entergy New Orleans refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $1.7 million. Entergy New Orleans contributed $10.9 million to its pension plans in 2015 and estimates 2016-2018 pension contributions will approximate $27.8 million, including $10.7 million in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016.

Total postretirement health care and life insurance benefit income for Entergy New Orleans in 2015 was $1.6 million.   Entergy New Orleans expects 2016 postretirement health care and life insurance benefit income of approximately $2.8 million. In 2016, Entergy New Orleans refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $548 thousand. Entergy New Orleans contributed $3.7 million to its other postretirement plans in 2015 and expects 2016-2018 contributions to approximate $7.7 million, including $3.7 million in 2016.

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

Entergy New Orleans, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy New Orleans, Inc. and Subsidiaries
New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Entergy New Orleans, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated income statements, and consolidated statements of cash flows and changes in common equity (pages 400 through 404 and applicable items in pages 61 through 236) for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on September 1, 2015 Entergy Louisiana, LLC transferred its Algiers assets to the Company. The Algiers transfer was accounted for as a business combination between entities under common control. Consequently, the consolidated financial statements presented herein have been retrospectively adjusted to reflect the combined assets and operations of the Company and Algiers for all periods presented.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2016

(Page left blank intentionally)

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)

OPERATING REVENUES
Electric	$584,322	$625,088	$564,631
Natural gas	87,124	110,104	95,115
TOTAL	671,446	735,192	659,746

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	96,307	178,347	123,662
Purchased power	277,851	271,159	263,318
Other operation and maintenance	119,087	131,549	146,754
Taxes other than income taxes	46,660	49,964	50,431
Depreciation and amortization	43,205	45,426	43,990
Other regulatory charges - net	3,366	791	821
TOTAL	586,476	677,236	628,976

OPERATING INCOME	84,970	57,956	30,770

OTHER INCOME
Allowance for equity funds used during construction	1,404	1,750	1,598
Interest and investment income	73	95	100
Miscellaneous - net	339	614	(1,483)
TOTAL	1,816	2,459	215

INTEREST EXPENSE
Interest expense	17,312	16,820	16,892
Allowance for borrowed funds used during construction	(641)	(885)	(792)
TOTAL	16,671	15,935	16,100

INCOME BEFORE INCOME TAXES	70,115	44,480	14,885

Income taxes	25,190	13,450	2,277

NET INCOME	44,925	31,030	12,608

Preferred dividend requirements and other	965	965	965

EARNINGS APPLICABLE TO COMMON STOCK	$43,960	$30,065	$11,643

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$44,925	$31,030	$12,608
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	43,205	45,426	43,990
Deferred income taxes, investment tax credits, and non-current taxes accrued	22,180	24,380	(7,439)
Changes in assets and liabilities:
Receivables	7,878	21,098	(8,215)
Fuel inventory	1,104	(17)	(1,222)
Accounts payable	2,738	(7,702)	5,987
Interest accrued	1,270	(63)	581
Deferred fuel costs	(182)	5,409	22,622
Other working capital accounts	(2,995)	(18,030)	3,194
Provisions for estimated losses	58,310	10,877	(31)
Other regulatory assets	(70,471)	(41,517)	62,586
Pension and other postretirement liabilities	(18,831)	29,942	(51,293)
Other assets and liabilities	15,937	(11,900)	9,182
Net cash flow provided by operating activities	105,068	88,933	92,550
INVESTING ACTIVITIES
Construction expenditures	(91,928)	(70,903)	(95,766)
Allowance for equity funds used during construction	1,404	1,750	1,598
Changes in money pool receivable - net	(15,352)	4,295	(1,814)
Payments to storm reserve escrow account	(68,886)	(7,525)	(7,663)
Receipts from storm reserve escrow account	5,922	—	7,755
Change in securitization account	(4,620)	—	—
Net cash flow used in investing activities	(173,460)	(72,383)	(95,890)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	95,367	—	98,471
Retirement of long-term debt	—	—	(70,068)
Repayment of long-term payable due to Entergy Louisiana	(59,610)	—	—
Capital contributions from parent	87,500	—	—
Dividends paid:
Common stock	(7,250)	(6,000)	—
Preferred stock	(965)	(965)	(965)
Other	(163)	(685)	—
Net cash flow provided by (used in) financing activities	114,879	(7,650)	27,438
Net increase in cash and cash equivalents	46,487	8,900	24,098
Cash and cash equivalents at beginning of period	42,389	33,489	9,391
Cash and cash equivalents at end of period	$88,876	$42,389	$33,489
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$14,951	$15,877	$15,153
Income taxes	$8,110	$4,871	($1,448)
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2015	2014
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$1,068	$1,006
Temporary cash investments	87,808	41,383
Total cash and cash equivalents	88,876	42,389
Securitization recovery trust account	4,620	—
Accounts receivable:
Customer	34,627	38,500
Allowance for doubtful accounts	(268)	(262)
Associated companies	23,248	11,693
Other	3,753	3,223
Accrued unbilled revenues	17,799	18,531
Total accounts receivable	79,159	71,685
Accumulated deferred income taxes	—	8,562
Fuel inventory - at average cost	1,912	3,016
Materials and supplies - at average cost	13,244	12,650
Prepayments and other	10,263	7,092
TOTAL	198,074	145,394

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	81,002	18,038
TOTAL	82,018	19,054

UTILITY PLANT
Electric	1,051,239	1,028,251
Natural gas	232,780	228,979
Construction work in progress	29,027	18,866
TOTAL UTILITY PLANT	1,313,046	1,276,096
Less - accumulated depreciation and amortization	648,081	625,222
UTILITY PLANT - NET	664,965	650,874

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $91,599 as of December 31, 2015)	265,322	194,851
Other	685	663
TOTAL	270,087	199,594

TOTAL ASSETS	$1,215,144	$1,014,916

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2015	2014
	(In Thousands)

CURRENT LIABILITIES
Payable due to Entergy Louisiana	$4,973	$—
Accounts payable:
Associated companies	37,467	33,170
Other	21,471	22,435
Customer deposits	28,392	26,848
Interest accrued	4,909	3,639
Deferred fuel costs	29,021	29,203
Other	6,216	6,994
TOTAL CURRENT LIABILITIES	132,449	122,289

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	214,061	199,241
Accumulated deferred investment tax credits	753	904
Regulatory liability for income taxes - net	13,199	19,275
Asset retirement cost liabilities	2,687	2,511
Accumulated provisions	84,187	25,877
Pension and other postretirement liabilities	43,609	62,440
Long-term debt (includes includes securitization bonds of $95,867 as of December 31, 2015)	317,380	221,184
Gas system rebuild insurance proceeds	12,788	23,218
Long-term payable due to Entergy Louisiana	20,527	82,316
Other	3,692	7,856
TOTAL NON-CURRENT LIABILITIES	712,883	644,822

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2015 and 2014	33,744	33,744
Paid-in capital	123,794	36,294
Retained earnings	192,494	157,987
TOTAL	350,032	228,025

TOTAL LIABILITIES AND EQUITY	$1,215,144	$1,014,916

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2015, 2014, and 2013

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$33,744	$36,294	$125,527	$195,565
Net income	—	—	12,608	12,608
Net income attributable to Entergy Louisiana	—	—	(925)	(925)
Preferred stock dividends	—	—	(965)	(965)
Balance at December 31, 2013	$33,744	$36,294	$136,245	$206,283
Net income	—	—	31,030	31,030
Net income attributable to Entergy Louisiana	—	—	(2,323)	(2,323)
Common stock dividends	—	—	(6,000)	(6,000)
Preferred stock dividends	—	—	(965)	(965)
Balance at December 31, 2014	$33,744	$36,294	$157,987	$228,025
Net income	—	—	44,925	44,925
Net income attributable to Entergy Louisiana	—	—	(2,203)	(2,203)
Capital contributions from parent	—	87,500	—	87,500
Common stock dividends	—	—	(7,250)	(7,250)
Preferred stock dividends	—	—	(965)	(965)
Balance at December 31, 2015	$33,744	$123,794	$192,494	$350,032

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON (a)

	2015	2014	2013	2012	2011
	(In Thousands)

Operating revenues	$671,446	$735,192	$659,746	$605,014	$672,659
Net Income	$44,925	$31,030	$12,608	$19,878	$37,149
Total assets	$1,215,144	$1,014,916	$964,482	$953,308	$871,541
Long-term obligations (b)	$357,687	$323,280	$318,034	$215,619	$248,512

	2015	2014	2013	2012	2011
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$220	$230	$221	$195	$201
Commercial	186	196	194	174	165
Industrial	30	33	35	31	30
Governmental	64	67	69	65	61
Total retail	500	526	519	465	457
Sales for resale:
Associated companies	66	78	27	45	96
Non-associated companies	—	4	—	—	1
Other	18	17	19	13	18
Total	$584	$625	$565	$523	$572

Billed Electric Energy Sales (GWh):
Residential	2,301	2,262	2,152	2,060	2,196
Commercial	2,257	2,181	2,130	2,105	2,083
Industrial	463	455	484	487	501
Governmental	825	783	778	806	816
Total retail	5,846	5,681	5,544	5,458	5,596
Sales for resale:
Associated companies	1,644	1,379	517	1,004	1,194
Non-associated companies	11	18	14	9	21
Total	7,501	7,078	6,075	6,471	6,811

(a) Amounts have been retrospectively adjusted to reflect the effects of the transfer of the Algiers assets in all periods presented. See Note 1 to the financial statements for a discussion of the Algiers asset transfer.

(b) Includes long-term debt (including the long-term payable to Entergy Louisiana and excluding currently maturing debt) and preferred stock without sinking fund.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2015 Compared to 2014

Net income decreased $5.2 million primarily due to the asset write-off of its receivable associated with the Spindletop gas storage facility and higher other operation and maintenance expenses, partially offset by higher net revenue and a lower effective tax rate.

2014 Compared to 2013

Net income increased $16.9 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by a higher effective income tax rate, higher taxes other than income taxes, and higher depreciation and amortization expenses.

Net Revenue

2015 Compared to 2014

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2015 to 2014.

Amount
(In Millions)

2014 net revenue	$611.7
Volume/weather	17.1
Retail electric price	11.4
Transmission revenue	4.0
Purchased power capacity	(5.6)
Other	(1.4)
2015 net revenue	$637.2

The volume/weather variance is primarily due to an increase in residential and commercial sales as a result of a 2% increase in the average number of customers, partially offset by a decrease in sales to industrial customers and the effect of less favorable weather on residential sales. The decrease in industrial sales is primarily due to extended seasonal outages for existing large refinery customers, partially offset by new customers in the transportation industry.

The retail electric price variance is primarily due to an annual base rate increase of $18.5 million, effective April 2014, as a result of the PUCT’s order in the September 2013 rate case, the implementation of the distribution cost recovery rider, as approved by the PUCT, and an increase in the energy efficiency rider, as approved by the PUCT, each effective January 2015. Energy efficiency revenues are largely offset by costs included in other operation and maintenance expenses and have a minimal effect on net income. See Note 2 to the financial statements for further discussion of the rate case.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

2015 Compared to 2014

Other operation and maintenance expenses increased primarily due to:

•	an increase of $7.5 million in transmission expenses primarily due to an increase in the amount of transmission costs allocated by MISO;

•
a net increase of $6.4 million in energy efficiency costs for fixed costs collected from customers. These costs are recovered through the energy efficiency rider and have a minimal effect on net income; and

•
the write-off in the third quarter 2015 of $4.3 million of rate case expenses and acquisition costs related to the proposed Union Power Station acquisition upon Entergy Texas’s withdrawal of its 2015 rate case and dismissal of its Certificate of Convenience and Necessity filing. See Note 2 to the financial statements for discussion of these proceedings.

The asset write-off variance is due to the $23.5 million ($15.3 million net-of-tax) write-off recorded in 2015 of the receivable associated with the Spindletop gas storage facility. See Note 2 to the financial statements for discussion of the write-off.

2014 Compared to 2013

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $14.9 million in compensation and benefit costs primarily due to an increase in the discount rates used to determine net periodic pension and other postretirement benefit costs, other postretirement benefit plan design changes, fewer employees, and a settlement charge in 2013 related to the payment of lump sum benefits out of the non-qualified pension plan. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs;

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

Income Taxes

The effective income tax rates for 2015, 2014, and 2013 were 34.9%, 39.9%, and 34.2%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$30,441	$46,488	$60,236

Net cash provided by (used in):
Operating activities	284,268	315,164	237,054
Investing activities	(315,293)	(186,540)	(164,309)
Financing activities	2,766	(144,671)	(86,493)
Net decrease in cash and cash equivalents	(28,259)	(16,047)	(13,748)

Cash and cash equivalents at end of period	$2,182	$30,441	$46,488

Operating Activities

Net cash flow provided by operating activities decreased $30.9 million in 2015 primarily due to:

•
income tax payments of $60.4 million in 2015. Entergy Texas had income tax payments in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement.  The income tax payments in 2015 resulted primarily from the results of operations and the reversal of taxable temporary differences; and

•
a net decrease of $24 million related to the System Agreement bandwidth remedy payments in 2014. In the second quarter 2014, Entergy Texas received total payments of $48.6 million as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period, of which $24.6 million was refunded to Entergy Texas customers as of December 31, 2014.

The decrease was partially offset by an increase in the recovery of fuel and purchased power costs.

Net cash flow provided by operating activities increased $78.1 million in 2014 primarily due to:

•	$86.1 million of fuel cost refunds in 2013;

•
System Agreement bandwidth remedy payments of $48.6 million received in the second quarter 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. Entergy Texas received approval to apply a portion of the payments to the under-collected fuel balance. The remaining balance of $24.6 million was refunded to Entergy Texas customers as of December 31, 2014. See Note 2 to the financial statements for a discussion of fuel cost refunds and the System Agreement proceedings; and

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

Investing Activities

Net cash used in investing activities increased $128.8 million in 2015 primarily due to:

•	an increase in transmission construction expenditures primarily due to a greater scope of projects in 2015;

•	an increase in information technology capital expenditures due to various technology projects and upgrades in 2015; and

•	an increase in fossil-fueled generation construction expenditures primarily due to Lewis Creek dam repairs in 2015 and a greater scope of work done during outages in 2015.

Net cash used in investing activities increased $22.2 million in 2014 primarily due to increases in transmission construction expenditures and fossil-fueled generation construction expenditures due to a greater scope of projects in 2014 and money pool activity.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $6 million in 2014 compared to decreasing by $12.9 million in 2013. The money pool is an inter-company borrowing arrangement designed to reduce Entergy’s subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities provided $2.8 million of cash in 2015 compared to using $144.7 million of cash in 2014 primarily due to the following activity:

•	the issuance of $250 million of 5.15% Series first mortgage bonds in May 2015;

•	the retirement, prior to maturity, of $150 million of 7.875% Series first mortgage bonds in June 2014;

•	$70 million in common stock dividends paid in 2014; and

•	money pool activity.

These activities were partially offset by the retirement of $200 million of 3.6% Series first mortgage bonds in June 2015 and the issuance of $135 million of 5.625% Series first mortgage bonds in May 2014.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $22.1 million in 2015.

Net cash flow used in financing activities increased $58.2 million in 2014 primarily due to the retirement of $150 million of 7.875% Series first mortgage bonds in June 2014 and an increase of $45 million in common stock dividends paid, partially offset by the issuance of $135 million of 5.625% Series first mortgage bonds in May 2014. See Note 5 to the financial statements for more details on long-term debt.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy Texas is primarily due to an increase in retained earnings.

	December 31, 2015	December 31, 2014
Debt to capital	60.2%	62.2%
Effect of excluding the securitization bonds	(10.4%)	(11.8%)
Debt to capital, excluding securitization bonds (a)	49.8%	50.4%
Effect of subtracting cash	—%	(0.8%)
Net debt to net capital, excluding securitization bonds (a)	49.8%	49.6%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Uses of Capital

Entergy Texas requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Following are the amounts of Entergy Texas’s planned construction and other capital investments.

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$40	$40	$230
Transmission	105	130	220
Distribution	110	110	120
Other	35	15	10
Total	$290	$295	$580

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Texas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2016	2017-2018	2019-2020	After 2020	Total
	(In Millions)
Long-term debt (a)	$83	$214	$703	$1,474	$2,474
Operating leases (b)	$6	$9	$5	$1	$21
Purchase obligations (c)	$307	$595	$602	$237	$1,741

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Does not include power purchase agreements that are accounted for as leases that are included in purchase obligations.

(c)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Texas, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Texas expects to contribute approximately $15.8 million to its pension plans and approximately $3.2 million to other postretirement plans in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Texas has $13.2 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Texas includes specific investments such as environmental compliance spending; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support smart meter deployment; resource planning, including potential generation projects; system improvements; and other investments.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt in Note 5 to the financial statements.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

All debt and common and preferred stock issuances by Entergy Texas require prior regulatory approval. Debt issuances are also subject to issuance tests set forth in its bond indenture and other agreements. Entergy Texas has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Texas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2015	2014	2013	2012
(In Thousands)
($22,068)	$306	$6,287	$19,175

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in August 2020. The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of December 31, 2015, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility. In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of December 31, 2015, a $9.4 million letter of credit was outstanding under Entergy Texas’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Texas obtained authorizations from the FERC through October 2017 for short-term borrowings, not to exceed an aggregate amount of $200 million at any time outstanding, and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Texas’s short-term borrowing limits.

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

In September 2012 the PUCT issued an order approving a $28 million rate increase, effective July 2012. The order includes a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.” The order also provides for increases in depreciation rates

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

and the annual storm reserve accrual. The order also reduced Entergy Texas’s proposed purchased power capacity costs, stating that they are not known and measureable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6 million of MISO transition expense in base rates, and reduced Entergy’s Texas’s fuel reconciliation recovery by $4 million because it disagreed with the line-loss factor used in the calculation. After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery. Entergy Texas continues to believe that it is entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012. Several other parties also filed motions for rehearing of the PUCT’s order. The PUCT subsequently denied rehearing of substantive issues. Several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. A hearing was held in July 2014. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced above, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Briefs were filed by the appealing and responding parties in the first half of 2015. Oral argument before the court panel was held in September 2015. The appeal is currently pending.

2013 Rate Case

In September 2013, Entergy Texas filed a rate case requesting a $38.6 million base rate increase reflecting a 10.4% return on common equity based on an adjusted test year ending March 31, 2013. The rate case also proposed (1) a rough production cost equalization adjustment rider recovering Entergy Texas’s payment to Entergy New Orleans to achieve rough production cost equalization based on calendar year 2012 production costs and (2) a rate case expense rider recovering the cost of the 2013 rate case and certain costs associated with previous rate cases. The rate case filing also included a request to reconcile $0.9 billion of fuel and purchased power costs and fuel revenues covering the period July 2011 through March 2013. The fuel reconciliation also reflects special circumstances fuel cost recovery of approximately $22 million of purchased power capacity costs. In January 2014 the PUCT staff filed direct testimony recommending a retail rate reduction of $0.3 million and a 9.2% return on common equity. In March 2014, Entergy Texas filed an Agreed Motion for Interim Rates. The motion explained that the parties to this proceeding have agreed that Entergy Texas should be allowed to implement new rates reflecting an $18.5 million base rate increase, effective for usage on and after April 1, 2014, as well as recovery of charges for rough production cost equalization and rate case expenses. In March 2014 the State Office of Administrative Hearings, the body assigned to hear the case, approved the motion. In April 2014, Entergy Texas filed a unanimous stipulation in this case. Among other things, the stipulation provides for an $18.5 million base rate increase, provides for recovery over three years of the calendar year 2012 rough production cost equalization charges and rate case expenses, and states a 9.8% return on common equity. In addition, the stipulation finalizes the fuel and purchased power reconciliation covering the period July 2011 through March 2013, with the parties stipulating an immaterial fuel disallowance. No special circumstances recovery of purchased power capacity costs was allowed. In April 2014 the State Office of Administrative Hearings remanded the case back to the PUCT for final processing. In May 2014 the PUCT approved the stipulation. No motions for rehearing were filed during the statutory rehearing period.

2015 Rate Case

In June 2015, Entergy Texas filed a rate case that included pro forma adjustments to reflect the proposed acquisition of Union Power Station Power Block 1, which is one of four units that comprise the Union Power Station near El Dorado, Arkansas. Previously in 2015 Entergy Texas made a filing with the PUCT requesting that it grant a certificate of convenience and necessity for the Union acquisition. In July 2015 the PUCT requested briefing on legal and policy issues related to, among other things, the propriety of rate recovery for the Union Power transaction given the uncertainty of the actual closing date of the transaction and the commencement of the rate year, as well as Entergy Texas’s requirement for acceptable rate treatment as a condition to closing the transaction. Also in July 2015, in connection with the requested briefing, the PUCT staff and certain parties filed briefs concluding that Entergy Texas

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

should not be permitted recovery for the Union Power Station purchase in the rate case. Based on the opposition to the acquisition of the power block, Entergy Texas determined it was appropriate to seek to dismiss the Certificate of Convenience and Necessity filing and withdraw the rate case. In July 2015, Entergy Texas filed its notice of withdrawal of its base rate case and the ALJs in the case dismissed the case from the dockets of the State Office of Administrative Hearings and the PUCT. In the third quarter 2015, Entergy Texas wrote off $4.7 million in rate case expenses and acquisition costs related to the proposed Union Power Station acquisition.

Other Filings

In September 2014, Entergy Texas filed for a distribution cost recovery factor (DCRF) rider based on a law that was passed in 2011 allowing for the recovery of increases in capital costs associated with distribution plant. Entergy Texas requested collection of approximately $7 million annually from retail customers. The parties reached a unanimous settlement authorizing recovery of $3.6 million annually commencing with usage on and after January 1, 2015. A State Office of Administrative Hearings ALJ issued an order in December 2014 authorizing this recovery on an interim basis and remanded the case to the PUCT. In February 2015 the PUCT entered a final order, making the settlement final and the interim rates permanent. In September 2015, Entergy Texas filed to amend its distribution cost recovery factor rider. Entergy Texas requested an increase in recovery under the rider of $6.5 million, for a total collection of $10.1 million annually from retail customers. In October 2015 intervenors and PUCT staff filed testimony opposing, in part, Entergy Texas’s request. In November 2015 Entergy Texas and the parties filed an unopposed settlement agreement and supporting documents. The settlement established an annual revenue requirement of $8.65 million for the amended DCRF rider, with the resulting rates effective for usage on and after January 1, 2016. The PUCT approved the settlement agreement in February 2016.
In September 2015, Entergy Texas filed for a transmission cost recovery factor (TCRF) rider requesting a $13 million increase, incremental to base rates. Testimony was filed in November 2015, with the PUCT staff and other parties proposing various disallowances that would reduce the requested increase. The largest remaining single disallowance is $3.4 million which would impose a load growth adjustment on Entergy Texas’s TCRF rider. A hearing on the merits was held in December 2015. A proposal for decision from the ALJ is expected in first quarter 2016.

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

In August 2014, Entergy Texas filed an application seeking PUCT approval to implement an interim fuel refund

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

of approximately $24.6 million for over-collected fuel costs incurred during the months of November 2012 through April 2014. This refund resulted from (i) applying $48.6 million in bandwidth remedy payments that Entergy Texas received in May 2014 related to the June - December 2005 period to Entergy Texas’s $8.7 million under-recovered fuel balance as of April 30, 2014 and (ii) netting that fuel balance against the $15.3 million bandwidth remedy payment that Entergy Texas made related to calendar year 2013 production costs. Also in August 2014, Entergy Texas filed an unopposed motion for interim rates to implement these refunds for most customers over a two-month period commencing with September 2014. The PUCT issued its order approving the interim relief in August 2014 and Entergy Texas completed the refunds in October 2014. Parties intervened in this matter, and all parties agreed that the proceeding should be bifurcated such that the proposed interim refund would become final in a separate proceeding, which refund was approved by the PUCT in March 2015.  In July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2015 Qualified Pension Cost	Impact on 2015 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$1,068	$11,475
Rate of return on plan assets	(0.25%)	$495	$—
Rate of increase in compensation	0.25%	$365	$1,491

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2015 Postretirement Benefit Cost	Impact on 2015 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$251	$3,505
Health care cost trend	0.25%	$408	$2,529

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Texas in 2015 was $12.1 million. Entergy Texas anticipates 2016 qualified pension cost to be $5 million.  In 2016, Entergy Texas refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $3.6 million. Entergy Texas contributed $17.2 million to its qualified pension plans in 2015 and estimates 2016-2018 pension contributions will approximate $43.1 million, including $15.8 million in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016.

Total postretirement health care and life insurance benefit income for Entergy Texas in 2015 was $3 million. Entergy Texas expects 2016 postretirement health care and life insurance benefit income to approximate $4.4 million. In 2016, Entergy Texas refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $1.1 million. Entergy Texas contributed $2.6 million to its other postretirement plans in 2015 and expects 2016-2018 contributions to approximate $4.1 million, including $3.2 million in 2016.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Entergy Texas, Inc. and Subsidiaries
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated income statements, consolidated statements of cash flows, and consolidated statements of changes in common equity (pages 420 through 424 and applicable items in pages 61 through 236) for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Entergy Texas, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2016

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)

OPERATING REVENUES
Electric	$1,707,203	$1,851,982	$1,728,799

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	277,810	282,809	207,310
Purchased power	709,947	881,438	857,512
Other operation and maintenance	254,731	232,955	253,786
Asset write-off	23,472	—	—
Taxes other than income taxes	72,945	70,439	63,823
Depreciation and amortization	102,410	99,609	94,744
Other regulatory charges - net	82,243	76,017	77,491
TOTAL	1,523,558	1,643,267	1,554,666

OPERATING INCOME	183,645	208,715	174,133

OTHER INCOME
Allowance for equity funds used during construction	5,678	2,959	4,647
Interest and investment income	684	1,106	1,369
Miscellaneous - net	(798)	(2,345)	(3,328)
TOTAL	5,564	1,720	2,688

INTEREST EXPENSE
Interest expense	86,024	88,049	92,156
Allowance for borrowed funds used during construction	(3,690)	(2,062)	(3,324)
TOTAL	82,334	85,987	88,832

INCOME BEFORE INCOME TAXES	106,875	124,448	87,989

Income taxes	37,250	49,644	30,108

NET INCOME	$69,625	$74,804	$57,881

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$69,625	$74,804	$57,881
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	102,410	99,609	94,744
Deferred income taxes, investment tax credits, and non-current taxes accrued	(23,292)	2,829	86,152
Changes in assets and liabilities:
Receivables	21,443	24,318	(49,252)
Fuel inventory	2,960	5,433	53
Accounts payable	(16,913)	(19,854)	29,718
Prepaid taxes and taxes accrued	3,484	57,484	(1,967)
Interest accrued	(551)	(1,489)	(920)
Deferred fuel costs	36,985	(15,954)	(89,241)
Other working capital accounts	2,468	9,045	6,918
Provisions for estimated losses	(2,899)	3,139	2,470
Other regulatory assets	125,133	2,809	197,520
Pension and other postretirement liabilities	(33,474)	59,725	(104,055)
Other assets and liabilities	(3,111)	13,266	7,033
Net cash flow provided by operating activities	284,268	315,164	237,054
INVESTING ACTIVITIES
Construction expenditures	(320,408)	(195,794)	(181,546)
Allowance for equity funds used during construction	5,751	2,981	4,647
Changes in money pool receivable - net	306	5,981	12,888
Changes in securitization account	(942)	292	(256)
Other	—	—	(42)
Net cash flow used in investing activities	(315,293)	(186,540)	(164,309)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	246,607	131,163	—
Retirement of long-term debt	(265,734)	(213,450)	(61,316)
Change in money pool payable - net	22,068	—	—
Dividends paid:
Common stock	—	(70,000)	(25,000)
Other	(175)	7,616	(177)
Net cash flow provided by (used in) financing activities	2,766	(144,671)	(86,493)
Net decrease in cash and cash equivalents	(28,259)	(16,047)	(13,748)
Cash and cash equivalents at beginning of period	30,441	46,488	60,236
Cash and cash equivalents at end of period	$2,182	$30,441	$46,488
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$83,290	$85,695	$89,021
Income taxes	$60,359	($2,653)	($57,473)
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2015	2014
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,153	$1,733
Temporary cash investments	29	28,708
Total cash and cash equivalents	2,182	30,441
Securitization recovery trust account	38,161	37,219
Accounts receivable:
Customer	61,870	70,993
Allowance for doubtful accounts	(474)	(672)
Associated companies	42,279	57,004
Other	11,054	10,985
Accrued unbilled revenues	40,195	38,363
Total accounts receivable	154,924	176,673
Deferred fuel costs	—	11,861
Accumulated deferred income taxes	—	669
Fuel inventory - at average cost	46,942	49,902
Materials and supplies - at average cost	34,994	33,892
Prepayments and other	17,975	29,211
TOTAL	295,178	369,868

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	620	655
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	20,186	19,085
TOTAL	21,182	20,116

UTILITY PLANT
Electric	3,923,100	3,761,847
Construction work in progress	210,964	125,425
TOTAL UTILITY PLANT	4,134,064	3,887,272
Less - accumulated depreciation and amortization	1,477,529	1,454,701
UTILITY PLANT - NET	2,656,535	2,432,571

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	107,499	123,407
Other regulatory assets (includes securitization property of $453,317 as of December 31, 2015 and $521,424 as of December 31, 2014)	812,862	922,087
Long-term receivables - associated companies	1,073	26,156
Other	4,253	3,784
TOTAL	925,687	1,075,434

TOTAL ASSETS	$3,898,582	$3,897,989

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2015	2014
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$200,000
Accounts payable:
Associated companies	106,065	91,481
Other	87,421	87,910
Customer deposits	44,537	44,308
Taxes accrued	5,333	1,849
Interest accrued	29,206	29,757
Deferred fuel costs	25,124	—
Other	10,363	18,238
TOTAL	308,049	473,543

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,006,834	1,046,618
Accumulated deferred investment tax credits	13,835	14,735
Other regulatory liabilities	6,396	5,125
Asset retirement cost liabilities	6,124	4,610
Accumulated provisions	9,319	12,218
Pension and other postretirement liabilities	77,517	111,011
Long-term debt (includes securitization bonds of $497,030 as of December 31, 2015 and $561,874 as of December 31, 2014)	1,451,967	1,268,835
Other	57,085	69,463
TOTAL	2,629,077	2,532,615

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2015 and 2014	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	430,010	360,385
TOTAL	961,456	891,831

TOTAL LIABILITIES AND EQUITY	$3,898,582	$3,897,989

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2015, 2014, and 2013

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$49,452	$481,994	$322,700	$854,146
Net income	—	—	57,881	57,881
Common stock dividends	—	—	(25,000)	(25,000)
Balance at December 31, 2013	$49,452	$481,994	$355,581	$887,027
Net income	—	—	74,804	74,804
Common stock dividends	—	—	(70,000)	(70,000)
Balance at December 31, 2014	$49,452	$481,994	$360,385	$891,831
Net income	—	—	69,625	69,625
Balance at December 31, 2015	$49,452	$481,994	$430,010	$961,456

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2015	2014	2013	2012	2011
	(In Thousands)

Operating revenues	$1,707,203	$1,851,982	$1,728,799	$1,581,496	$1,757,199
Net Income	$69,625	$74,804	$57,881	$41,971	$80,845
Total assets	$3,898,582	$3,897,989	$3,909,470	$4,011,618	$4,042,624
Long-term obligations (a)	$1,451,967	$1,268,835	$1,544,549	$1,603,650	$1,660,745

(a) Includes long-term debt (excluding currently maturing debt).

	2015	2014	2013	2012	2011
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$633	$654	$596	$553	$638
Commercial	369	384	327	325	369
Industrial	372	422	325	299	352
Governmental	25	26	24	24	26
Total retail	1,399	1,486	1,272	1,201	1,385
Sales for resale:
Associated companies	259	316	369	313	262
Non-associated companies	14	23	47	36	74
Other	35	27	41	31	36
Total	$1,707	$1,852	$1,729	$1,581	$1,757

Billed Electric Energy Sales (GWh):
Residential	5,889	5,810	5,726	5,604	6,034
Commercial	4,548	4,471	4,402	4,396	4,433
Industrial	7,036	7,140	6,404	6,066	6,102
Governmental	276	277	282	278	294
Total retail	17,749	17,698	16,814	16,344	16,863
Sales for resale:
Associated companies	5,853	4,763	6,287	5,702	4,158
Non-associated companies	254	200	712	827	1,258
Total	23,856	22,661	23,813	22,873	22,279

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

Results of Operations

Net Income

2015 Compared to 2014

Net income increased $15 million primarily due to a higher effective income tax rate in 2014, partially offset by lower operating revenue resulting from lower rate base as compared to the prior year.

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

Income Taxes

The effective income tax rates for 2015, 2014, and 2013 were 32.3%, 46.4%, and 37.7%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2015, 2014, and 2013 were as follows:

	2015	2014	2013
	(In Thousands)
Cash and cash equivalents at beginning of period	$223,179	$127,142	$83,622

Net cash provided by (used in):
Operating activities	502,536	428,265	279,638
Investing activities	(137,562)	(203,930)	(96,852)
Financing activities	(357,492)	(128,298)	(139,266)
Net increase in cash and cash equivalents	7,482	96,037	43,520

Cash and cash equivalents at end of period	$230,661	$223,179	$127,142

Operating Activities

Net cash flow provided by operating activities increased $74.3 million in 2015 primarily due to an increase in income tax refunds of $104 million in 2015 and a decrease of $40.2 million in spending on nuclear refueling outages in 2015. The increase was partially offset by an increase in interest paid on the Grand Gulf sale-leaseback obligation as a result of the renewal in December 2013. System Energy received income tax refunds in 2015 and 2014 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax refunds in 2015 resulted primarily from the adoption of a new accounting method for income tax purposes in which System Energy will treat its nuclear decommissioning costs as production costs of electricity includable in cost of goods sold. See Note 3 to the financial statements for further discussion of the adoption of the new accounting method. See Note 10 to the financial statements for details on the Grand Gulf sale-leaseback obligation.

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

Investing Activities

Net cash flow used in investing activities decreased $66.4 million in 2015 primarily due to fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle. The decrease was partially offset by money pool activity and an increase in nuclear expenditures primarily due to compliance with NRC post-Fukushima requirements.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $37.6 million in 2015 compared to decreasing by $6.9 million in 2014. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

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

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $6.9 million in 2014 compared to decreasing by $17.7 million in 2013.

Financing Activities

Net cash flow used by financing activities increased $229.2 million in 2015 primarily due to:

•	an increase of $98.8 million in common stock dividends and distributions;

•	redemption in April 2015, at maturity, of $60 million of System Energy nuclear fuel company variable interest entity’s 5.33% Series G notes;

•	redemption in May 2015 of $35 million and in November 2015 of $25 million of System Energy’s 5.875% Series governmental bonds due 2022; and

•
net repayments of $20.4 million on the nuclear fuel company variable interest entity’s credit facility in 2015 compared to net borrowings of $20.4 million on the nuclear fuel company variable interest entity’s credit facility in 2014.

The increase was partially offset by a decrease of $30.4 million in principal payments on the Grand Gulf sale-leaseback obligation in 2015 as compared to 2014. See Note 10 to the financial statements for details on the Grand Gulf sale-leaseback obligation.

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

See Note 5 to the financial statements for details of long-term debt.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for System Energy as of December 31, 2015 is primarily due to the redemptions of long-term debt, as discussed above.

	December 31, 2015	December 31, 2014
Debt to capital	42.3%	45.7%
Effect of subtracting cash	(11.8%)	(8.8%)
Net debt to net capital	30.5%	36.9%

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

Uses of Capital

System Energy requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel costs; and

•	dividend and interest payments.

Following are the amounts of System Energy’s planned construction and other capital investments.

	2016	2017	2018
	(In Millions)
Planned construction and capital investment:
Generation	$90	$50	$65
Other	5	10	15
Total	$95	$60	$80

Following are the amounts of System Energy’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2016	2017-2018	2019-2020	After 2020	Total
	(In Millions)
Long-term debt (a)	$42	$214	$73	$716	$1,045
Purchase obligations (b)	$38	$38	$34	$36	$146

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For System Energy, it includes nuclear fuel purchase obligations.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

In addition to the contractual obligations given above, System Energy expects to contribute approximately $20.2 million to its pension plans and approximately $20 thousand to other postretirement plans in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016. See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, System Energy has $344.7 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

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

System Energy’s receivables from the money pool were as follows as of December 31 for each of the following years.

2015	2014	2013	2012
(In Thousands)
$39,926	$2,373	$9,223	$26,915

See Note 4 to the financial statements for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016. As of December 31, 2015, there were no letters of credit outstanding on the variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facilities.

System Energy obtained authorizations from the FERC through October 2017 for the following:

•	short-term borrowings not to exceed an aggregate amount of $200 million at any time outstanding;

•	long-term borrowings and security issuances; and

•	long-term borrowings by its nuclear fuel company variable interest entity.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

See Note 4 to the financial statements for further discussion of System Energy’s short-term borrowing limits.

In April 2015 the System Energy nuclear fuel company variable interest entity redeemed, at maturity, its $60 million of 5.33% Series G Notes.

In May 2015, System Energy redeemed $35 million of its $216 million of 5.875% Series governmental bonds due 2022. In November 2015, System Energy redeemed $25 million of its $216 million of 5.875% Series governmental bonds due 2022.

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

After the nuclear incident in Japan resulting from the March 2011 earthquake and tsunami, the NRC established a task force to conduct a review of processes and regulations relating to nuclear facilities in the United States.  The task force issued a near-term (90-day) report in July 2011 that made initial recommendations, which were subsequently refined and prioritized after input from stakeholders.  The task force then issued a second report in September 2011.  Based upon the task force’s recommendations, the NRC issued three orders effective in March 2012.  The three

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

orders require U.S. nuclear operators to undertake plant modifications and perform additional analyses that will, among other things, result in increased operating and capital costs associated with operating nuclear plants.  The NRC, with input from the industry, is continuing to determine the specific actions required by the orders. System Energy’s estimated capital expenditures for 2016 through 2018 for complying with the NRC orders are included in the planned construction and other capital investments estimates given in “Liquidity and Capital Resources - Uses of Capital” above.

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

In the fourth quarter 2015, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study.  The revised estimate resulted in a $2.5 million reduction in its decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2015 Qualified Pension Cost	Impact on 2015 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$1,162	$10,512
Rate of return on plan assets	(0.25%)	$125	$—
Rate of increase in compensation	0.25%	$411	$1,623

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2015 Postretirement Benefit Cost	Impact on 2015 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$170	$1,963
Health care cost trend	0.25%	$289	$1,772

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for System Energy in 2015 was $16.6 million.  System Energy anticipates 2016 qualified pension cost to be $10.8 million.   In 2016, System refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $2.8 million. System Energy contributed $20.8 million to its pension plans in 2015 and estimates 2016-2018 pension contributions will approximate $51.5 million, including $20.2 million in 2016, although the 2016 required pension contributions will be known with more certainty when the January 1, 2016 valuations are completed, which is expected by April 1, 2016.

Total postretirement health care and life insurance benefit costs for System Energy in 2015 were $481 thousand. System Energy expects 2016 postretirement health care and life insurance benefit income to approximate $224 thousand. In 2016, System Energy refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $555 thousand. System Energy contributed $260 thousand to its other postretirement plans in 2015 and expects 2016-2018 contributions to approximate $60 thousand, including $20 thousand in 2016.

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

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
System Energy Resources, Inc.
Jackson, Mississippi

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related income statements, statements of cash flows, and statements of changes in common equity (pages 436 through 440 and applicable items in pages 61 through 236) for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of System Energy Resources, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2016

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)

OPERATING REVENUES
Electric	$632,405	$664,364	$735,089

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	89,598	84,658	103,358
Nuclear refueling outage expenses	21,654	23,309	29,551
Other operation and maintenance	156,552	156,502	174,772
Decommissioning	47,993	41,835	35,472
Taxes other than income taxes	27,281	25,160	25,537
Depreciation and amortization	143,133	142,583	176,387
Other regulatory credits - net	(39,434)	(30,799)	(13,068)
TOTAL	446,777	443,248	532,009

OPERATING INCOME	185,628	221,116	203,080

OTHER INCOME
Allowance for equity funds used during construction	8,494	5,069	7,784
Interest and investment income	14,437	11,037	9,844
Miscellaneous - net	(876)	(529)	(804)
TOTAL	22,055	15,577	16,824

INTEREST EXPENSE
Interest expense	45,532	58,384	38,173
Allowance for borrowed funds used during construction	(2,244)	(1,335)	(786)
TOTAL	43,288	57,049	37,387

INCOME BEFORE INCOME TAXES	164,395	179,644	182,517

Income taxes	53,077	83,310	68,853

NET INCOME	$111,318	$96,334	$113,664

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands)
OPERATING ACTIVITIES
Net income	$111,318	$96,334	$113,664
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	270,514	254,199	293,537
Deferred income taxes, investment tax credits, and non-current taxes accrued	200,797	79,835	29,996
Changes in assets and liabilities:
Receivables	5,879	37,345	(29,226)
Accounts payable	(352)	(6,372)	6,685
Prepaid taxes and taxes accrued	(32,594)	12,146	(170,356)
Interest accrued	(19,013)	21,371	(3,794)
Other working capital accounts	13,576	(11,688)	24,863
Other regulatory assets	(4,565)	(64,262)	79,345
Pension and other postretirement liabilities	(16,888)	49,741	(63,206)
Other assets and liabilities	(26,136)	(40,384)	(1,870)
Net cash flow provided by operating activities	502,536	428,265	279,638
INVESTING ACTIVITIES
Construction expenditures	(70,358)	(63,774)	(51,584)
Allowance for equity funds used during construction	8,494	5,069	7,784
Nuclear fuel purchases	(64,977)	(181,209)	(65,691)
Proceeds from sale of nuclear fuel	57,681	61,076	26,522
Proceeds from nuclear decommissioning trust fund sales	390,371	392,872	215,467
Investment in nuclear decommissioning trust funds	(421,220)	(424,814)	(247,042)
Change in money pool receivable - net	(37,553)	6,850	17,692
Net cash flow used in investing activities	(137,562)	(203,930)	(96,852)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	85,000
Retirement of long-term debt	(136,310)	(46,743)	(111,479)
Changes in credit borrowings - net	(20,404)	20,404	(39,986)
Common stock dividends and distributions	(200,750)	(101,930)	(70,286)
Other	(28)	(29)	(2,515)
Net cash flow used in financing activities	(357,492)	(128,298)	(139,266)
Net increase in cash and cash equivalents	7,482	96,037	43,520
Cash and cash equivalents at beginning of period	223,179	127,142	83,622
Cash and cash equivalents at end of period	$230,661	$223,179	$127,142
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$47,864	$27,834	$32,178
Income taxes	($114,092)	($10,065)	$211,210
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2015	2014
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$8,681	$789
Temporary cash investments	221,980	222,390
Total cash and cash equivalents	230,661	223,179
Accounts receivable:
Associated companies	93,724	60,907
Other	4,574	5,717
Total accounts receivable	98,298	66,624
Materials and supplies - at average cost	87,366	80,049
Deferred nuclear refueling outage costs	5,605	26,580
Prepayments and other	11,282	2,312
TOTAL	433,212	398,744

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	701,460	679,840
TOTAL	701,460	679,840

UTILITY PLANT
Electric	4,253,949	4,244,902
Property under capital lease	575,027	573,784
Construction work in progress	92,546	50,382
Nuclear fuel	183,706	251,376
TOTAL UTILITY PLANT	5,105,228	5,120,444
Less - accumulated depreciation and amortization	2,961,842	2,819,688
UTILITY PLANT - NET	2,143,386	2,300,756

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	98,230	105,882
Other regulatory assets	347,830	335,613
Other	4,757	5,358
TOTAL	450,817	446,853

TOTAL ASSETS	$3,728,875	$3,826,193

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2015	2014
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$2	$76,310
Short-term borrowings	—	20,404
Accounts payable:
Associated companies	7,391	6,252
Other	34,010	33,096
Taxes accrued	—	23,267
Accumulated deferred income taxes	—	14,175
Interest accrued	14,183	33,196
Other	1,926	2,365
TOTAL	57,512	209,065

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,019,075	808,171
Accumulated deferred investment tax credits	45,451	49,313
Other regulatory liabilities	337,424	371,110
Decommissioning	803,405	757,918
Pension and other postretirement liabilities	112,264	129,152
Long-term debt	572,665	630,603
Other	—	350
TOTAL	2,890,284	2,746,617

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2015 and 2014	719,350	789,350
Retained earnings	61,729	81,161
TOTAL	781,079	870,511

TOTAL LIABILITIES AND EQUITY	$3,728,875	$3,826,193

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2015, 2014, and 2013

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2012	$789,350	$43,379	$832,729
Net income	—	113,664	113,664
Common stock dividends	—	(70,286)	(70,286)
Balance at December 31, 2013	$789,350	$86,757	$876,107
Net income	—	96,334	96,334
Common stock dividends	—	(101,930)	(101,930)
Balance at December 31, 2014	$789,350	$81,161	$870,511
Net income	—	111,318	111,318
Common stock dividends and distributions	(70,000)	(130,750)	(200,750)
Balance at December 31, 2015	$719,350	$61,729	$781,079

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2015	2014	2013	2012	2011
	(Dollars In Thousands)

Operating revenues	$632,405	$664,364	$735,089	$622,118	$563,411
Net Income	$111,318	$96,334	$113,664	$111,866	$64,197
Total assets	$3,728,875	$3,826,193	$3,537,414	$3,614,610	$3,234,793
Long-term obligations (a)	$572,665	$630,603	$702,273	$663,039	$626,313
Electric energy sales (GWh)	10,547	9,219	9,794	6,602	9,293

(a) Includes long-term debt (excluding currently maturing debt).

Item 2.   Properties

Information regarding the registrant’s properties is included in Part I. Item 1. - Entergy’s Business under the sections titled “Utility - Property and Other Generation Resources” and “Entergy Wholesale Commodities - Property” in this report.

Item 3.   Legal Proceedings

Details of the registrant’s material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2015 are discussed in Part I. Item 1. - Entergy’s Business under the sections titled “Retail Rate Regulation,” “Environmental Regulation,” and “Litigation” and “Impairment of Long-Lived Assets” in Note 1 to the financial statements in this report.

Item 4.   Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
Leo P. Denault (a)	56	Chairman of the Board and Chief Executive Officer of Entergy Corporation	2013-Present
		Executive Vice President and Chief Financial Officer of Entergy Corporation	2004-2013
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and System Energy	2004-2013
		Director of Entergy Texas	2007-2013
		Director of Entergy New Orleans	2011-2013

William M. Mohl (a)	56	President, Entergy Wholesale Commodities	2013-Present
		President and Chief Executive Officer of Entergy Gulf States Louisiana and Entergy Louisiana	2010-2013
		Director of Entergy Gulf States Louisiana and Entergy Louisiana	2010-2013
		Vice President, System Planning of Entergy Services, Inc.	2007-2010

Theodore H. Bunting, Jr. (a)	57	Group President Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas	2012-Present
		President, Chief Executive Officer, and Director of System Energy	2014-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2012-Present

Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy
2007-2012

Name	Age	Position	Period
Marcus V. Brown (a)	54	Executive Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present

Senior Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy
2012-2013
		Vice President and Deputy General Counsel of Entergy Services, Inc.	2009-2012
		Associate General Counsel of Entergy Services, Inc.	2007-2009

Andrew S. Marsh (a)	44	Executive Vice President and Chief Financial Officer of Entergy Corporation	2013-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present
		Chief Financial Officer of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2014-Present
		Vice President, System Planning of Entergy Services, Inc.	2010-2013
		Vice President, Planning and Financial Communications of Entergy Services, Inc.	2007-2010

Roderick K. West (a)	47	Executive Vice President and Chief Administrative Officer of Entergy Corporation	2010-Present
		President and Chief Executive Officer of Entergy New Orleans	2007-2010
		Director of Entergy New Orleans	2005-2011

Paul D. Hinnenkamp (a)	54	Senior Vice President and Chief Operating Officer of Entergy Corporation	2015-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2015-Present
		Senior Vice President, Capital Project Management and Technology of Entergy Services, Inc.	2015
		Vice President, Capital Project Management and Technology of Entergy Services, Inc.	2013-2015
		Vice President of Fossil Generation Development and Support of Entergy Services, Inc.	2010-2013

Timothy G. Mitchell (a)	57	Acting Chief Nuclear Officer of Entergy Corporation	2015-Present
		Senior Vice President, Chief Nuclear Officer of Entergy Arkansas, Entergy Louisiana, and System Energy	2015-Present
		Director of System Energy	2015-Present
		Senior Vice President, Nuclear Operations of Entergy Services, Inc.	2014-Present
		Chief Operating Officer, Nuclear Operations of Entergy Services, Inc.	2011-2014
		Senior Vice President, Engineering and Technical Services of Entergy Services, Inc.	2009-2011

Name	Age	Position	Period
Alyson M. Mount (a)	45	Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2012-Present
		Vice President Corporate Controller of Entergy Services, Inc.	2010-2012
		Director, Corporate Reporting and Accounting Policy of Entergy Services, Inc.	2002-2010

Donald W. Vinci (a)	57	Senior Vice President, Human Resources and Chief Diversity Officer of Entergy Corporation	2013-Present
		Vice President, Human Capital Management of Entergy Services, Inc.	2013
		Vice President, Gas Distribution Business of Entergy Services, Inc.	2010-2013
		Vice President, Business Development of Entergy Services, Inc.	2008-2010

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors. Each officer’s age and title is provided as of December 31, 2015.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR.

The high and low prices of Entergy Corporation’s common stock for each quarterly period in 2015 and 2014 were as follows:

	2015		2014
	High	Low	High	Low
	(In Dollars)
First	90.33	73.88	67.02	60.40
Second	79.84	69.06	82.30	66.41
Third	74.09	61.27	82.48	70.70
Fourth	70.67	63.90	92.02	76.51

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2015 and 2014.  Quarterly dividends of $0.83 per share were paid in 2014 through third quarter 2015. In fourth quarter 2015, dividends of $0.85 per share were paid.

As of January 31, 2016, there were 28,799 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2015	-10/31/2015	—	$—	—	$350,052,918
11/01/2015	-11/30/2015	—	$—	—	$350,052,918
12/01/2015	-12/31/2015	—	$—	—	$350,052,918
Total		—	$—	—

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

Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy

There is no market for the common stock of Entergy Corporation’s wholly owned subsidiaries.  Cash dividends on common stock paid by the Registrant Subsidiaries during 2015 and 2014, were as follows:

	2015	2014
	(In Millions)
Entergy Arkansas	$—	$10.0
Entergy Louisiana	$226.0	$487.5
Entergy Mississippi	$40.0	$61.4
Entergy New Orleans	$7.3	$6.0
Entergy Texas	$—	$70.0
System Energy	$200.8	$101.9

Information with respect to restrictions that limit the ability of the Registrant Subsidiaries to pay dividends is presented in Note 7 to the financial statements.

Item 6.    Selected Financial Data

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC. AND SUBSIDIARIES, ENTERGY LOUISIANA, LLC AND SUBSIDIARIES, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES, ENTERGY TEXAS, INC. AND SUBSIDIARIES, and SYSTEM ENERGY RESOURCES, INC.” which follow each company’s financial statements in this report, for information with respect to selected financial data and certain operating statistics.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC. AND SUBSIDIARIES, ENTERGY LOUISIANA, LLC AND SUBSIDIARIES, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES, ENTERGY TEXAS, INC. AND SUBSIDIARIES, and SYSTEM ENERGY RESOURCES, INC.”
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Refer to “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES - Market and Credit Risk Sensitive Instruments.”

Item 8.  Financial Statements and Supplementary Data

Refer to “TABLE OF CONTENTS - Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.”

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

No event that would be described in response to this item has occurred with respect to Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, or System Energy.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2015, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The managements of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) are responsible for establishing and maintaining adequate internal control over financial reporting for the Registrants.  Each Registrant’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of each Registrant’s financial statements presented in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2015.  In making this assessment, each Registrant’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The 2013 COSO Framework was utilized for management’s assessment.

Based on each management’s assessment and the criteria set forth by the 2013 COSO Framework, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2015.

The report of Deloitte & Touche LLP, Entergy Corporation’s independent registered public accounting firm, regarding Entergy Corporation’s internal control over financial reporting is included herein. The report of Deloitte & Touche LLP is not applicable to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy because these Registrants are non-accelerated filers.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2015, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Corporation as of and for the year ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2016

PART III

Item 10.  Directors and Executive Officers of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Item 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 6, 2016, and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period
ENTERGY ARKANSAS, INC.

Directors
Hugh T. McDonald	57	President and Chief Executive Officer of Entergy Arkansas	2000-Present
		Director of Entergy Arkansas	2000-Present

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Hugh T. McDonald	See information under the Entergy Arkansas Directors Section above.
Timothy G. Mitchell	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC
Directors
Phillip R. May, Jr.	53	Director of Entergy Louisiana	2013-Present
		President and Chief Executive Officer of Entergy Louisiana	2013-Present
		Vice President, Regulatory Services of Entergy Services, Inc.	2002-2013

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Phillip R. May, Jr.	See information under the Entergy Gulf States Louisiana Directors Section above.
Timothy G. Mitchell	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.
Directors
Haley R. Fisackerly	50	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Haley R. Fisackerly	See information under the Entergy Mississippi Directors Section above.
Paul D. Hinnenkamp	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.
Directors
Charles L. Rice, Jr.	51	President and Chief Executive Officer of Entergy New Orleans	2010-Present
		Director of Entergy New Orleans	2010-Present
		Director, Utility Strategy of Entergy Services, Inc.	2009-2010
		Partner, Barrasso, Usdin, Kupperman, Freeman & Sarver, L.L.C.	2005-2009

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Charles L. Rice, Jr.	See information under the Entergy New Orleans Directors Section above.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY TEXAS, INC.
Directors
Sallie T. Rainer	54	Director of Entergy Texas	2012-Present
		President and Chief Executive Officer of Entergy Texas	2012-Present
		Vice President, Federal Policy of Entergy Services, Inc.	2011-2012
		Director, Regulatory Affairs and Energy Settlements of Entergy Services, Inc.	2006-2011

Theodore H. Bunting, Jr.		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.

Officers

Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Theodore H. Bunting, Jr.	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Sallie T. Rainer	See information under the Entergy Texas Directors Section above.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole stockholder with the exception of the directors and officers of Entergy Louisiana, LLC, who are elected yearly to serve by the unanimous consent of the sole common membership owner, Entergy Utility Holding Company, LLC. Entergy Corporation’s directors are elected annually at the annual meeting of shareholders.  Entergy Corporation’s officers are elected at the annual organizational meeting of the Board of Directors.

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

Audit Committee of the Entergy Corporation Board

The following directors are members of the Audit Committee of Entergy Corporation’s Board of Directors:

Steven V. Wilkinson (Chairman)
Maureen S. Bateman
Patrick J. Condon
Philip L. Frederickson
Blanche L. Lincoln

All Audit Committee members are independent.  In addition to the general independence requirements, all Audit Committee members must meet the heightened independence standards imposed by the SEC and NYSE.  All Audit Committee members possess the level of financial literacy and accounting or related financial management expertise required by the NYSE rules.  The Board has determined that each of Patrick J. Condon, Philip L. Frederickson and Steven V. Wilkinson is an “audit committee financial expert” as such term is defined by the rules of the SEC.

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

Source of Nominations to the Board of Directors; Nominating Procedure

The Corporate Governance Committee will consider director candidates recommended by Entergy Corporation’s shareholders. Shareholders wishing to recommend a candidate to the Corporate Governance Committee should do so by submitting the recommendation in writing to Entergy Corporation’s Secretary at 639 Loyola Avenue, P.O. Box 61000, New Orleans, LA 70161, and it will be forwarded to the Corporate Governance Committee members for their consideration. Any recommendation should include:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 6, 2016, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

ENTERGY ARKANSAS, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

In this section, the compensation earned by the following Named Executive Officers in 2015 is discussed. Each officer’s title is provided as of December 31, 2015.

Name	Title
Theodore H. Bunting, Jr.	Group President, Utility Operations
Leo P. Denault	Chairman of the Board and Chief Executive Officer
Haley R. Fisackerly	President, Entergy Mississippi
Andrew S. Marsh	Executive Vice President and Chief Financial Officer Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Phillip R. May, Jr.	President, Entergy Louisiana
Hugh T. McDonald	President, Entergy Arkansas
Sallie T. Rainer	President, Entergy Texas
Charles L. Rice, Jr.	President, Entergy New Orleans
Roderick K. West	Executive Vice President and Chief Administrative Officer

Messrs. Bunting, Denault, Marsh, and Mr. West hold the positions referenced above as executive officers of Entergy Corporation and are members of Entergy Corporation’s Office of the Chief Executive. No additional compensation was paid in 2015 to any of these officers for their service as Named Executive Officers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, or Entergy Texas (the “Subsidiaries”).

CD&A Highlights
Executive Compensation Programs and Practices
Entergy Corporation regularly reviews its executive compensation programs to align them with commonly viewed best practices in the market. Following are some highlights of Entergy Corporation’s executive compensation practices:

What Entergy Corporation Does

•	Requires a “double trigger” for severance payments or equity acceleration in the event of a change in control

•	Maintains a “clawback” policy that goes beyond Sarbanes-Oxley requirements

•	Caps the maximum payout at 200% of target under the Long-Term Performance Unit Program and under the Annual Incentive Plan for members of the Office of the Chief Executive

•	Requires minimum vesting periods for equity based awards

•	Targets the long-term compensation mix to give more weight to performance units than to time-based restricted stock and stock options combined

•	Settles 100% of long-term performance unit payouts in shares of Entergy stock

•	Requires executives to hold substantially all equity compensation received from Entergy Corporation until stock ownership guidelines are met

•	Prohibits directors and officers from pledging or entering into hedging or other derivative transactions with respect to their Entergy Corporation shares

•	Mitigates undue risk taking in compensation programs

•	Subjects executive officer equity grants to non-compete and non-solicitation covenants

What Entergy Corporation Doesn’t Do

•	No 280(G) tax “gross up” payments in the event of a change in control

•	No tax “gross up” payments on any executive perquisites, other than relocation benefits available to all eligible employees, and club dues for some of the Named Executive Officers

•	No option repricing or cash buy-outs for underwater options under the equity plans

•	No agreements providing for severance payments to executive officers that exceed 2.99 times annual base salary and annual incentive awards without shareholder approval

•	No unusual or excessive perquisites

•	New officers are excluded from participation in the System Executive Retirement Plan

•	No grants of supplemental service credit for newly-hired officers under any of Entergy Corporation’s non-qualified retirement plans

Entergy Corporation’s Pay for Performance Philosophy

Entergy Corporation’s executive compensation programs are based on a philosophy of pay-for-performance that is embodied in the design of its annual and long-term incentive plans. In keeping with this philosophy approximately 85% of the annual target compensation of Entergy Corporation’s Chief Executive Officer is “at risk,” equity or performance-based compensation.

2015 Incentive Pay Outcomes

Entergy Corporation believes that the 2015 pay outcomes for Entergy Corporation’s Named Executive Officers demonstrated the application of its pay for performance philosophy.

Annual Incentive Plan Awards

Awards under Entergy Corporation’s Executive Annual Incentive Plan or Annual Incentive Plan are tied to Entergy Corporation’s financial performance through the Entergy Achievement Multiplier (EAM), which is the performance metric used to determine the maximum funding available for awards under the plan. The 2015 EAM was determined based in equal part on the success in achieving Entergy Corporation’s operational earnings per share (EPS) and operational operating cash flow (OCF) goals set at the beginning of the year. These goals were approved by the Personnel Committee at the beginning of the year based on Entergy Corporation’s financial plan and the Board’s overall goals for Entergy Corporation and were consistent with its published earnings guidance.

For 2015, the Personnel Committee, based on a recommendation of the Finance Committee, determined that management exceeded its operational EPS goal of $5.50 per share by $0.50 and exceeded its operational OCF goal of $2.755 billion by $591 million. Based on the targets and ranges previously established by the Committee, these results would have led to a calculated EAM of 184%. However, the Committee determined that it was appropriate to adjust the reported results downward, for purposes of evaluating management’s degree of success in achieving its financial objectives for 2015, to reflect (i) amounts that had been included in both the financial plan and targets related to the anticipated effect of an adverse litigation outcome that did not materialize in the year, and (ii) certain beneficial effects on operational EPS and OCF resulting from impairments that occurred with respect to certain of the wholesale nuclear generating plants in 2015. Following these adjustments, the Committee determined the Entergy Achievement Multiplier for 2015 to be 156%.

For members of Entergy Corporation’s Office of the Chief Executive, individual awards under the Annual Incentive Plan are determined by the Personnel Committee. In determining individual executive officer awards, the Personnel Committee exercised its discretion to reduce awards to all members of the Office of the Chief Executive because it determined that despite Entergy Corporation’s strong financial performance in relation to the goals set at the beginning of the year and management’s success executing on Entergy Corporation’s strategies in 2015, management had not fully met the Board’s expectations with respect to certain aspects of operational performance.  In determining the extent of this adjustment for individual officers, the Committee took into account the officer’s key accountabilities and accomplishments and individual performance executing on Entergy Corporation’s strategies.  This resulted in payouts that ranged from 115% of target to 153% of target for the Named Executive Officers who are members of Entergy Corporation’s Office of the Chief Executive.

After the Entergy Achievement Multiplier was established to determine overall funding for the Annual Incentive Plan, Entergy Corporation’s Chief Executive Officer allocated incentive award funding to individual business units based on business unit results.  Individual awards were determined for the Named Executive officers who are not members of the OCE by their immediate supervisor based on the individual officer’s key accountabilities, accomplishments, and performance.  This resulted in payouts that ranged from 153% of target to 200% of target for the Named Executive Officers who are not members of Entergy Corporation’s Office of the Chief Executive.

Long-Term Performance Unit Program Payouts

Performance under the Long-Term Performance Unit Program is measured over a three year period by assessing Entergy Corporation’s total shareholder return in relation to the total shareholder return of the companies included in the Philadelphia Utility Index. Payouts are based solely on relative performance. Although Entergy Corporation had strong relative total shareholder return for 2014, its total shareholder return did not compare favorably to its peers in the Philadelphia Utility Index for 2013 and 2015. As a result, for the three year performance period ending in 2015, Entergy Corporation’s total shareholder return was at the bottom of the third quartile of the companies in the index, resulting in a payout of 25% of target for the executive officers. Payouts were made 100% in shares of Entergy Corporation stock that are required to be held by executives until they satisfy the executive stock ownership guidelines.

What Entergy Corporation Pays and Why

Entergy Corporation’s Pay for Performance Philosophy

Entergy Corporation’s executive compensation programs are based on a philosophy of pay for performance that is embodied in the design of its annual and long-term incentive plans. Entergy Corporation believes the executive pay programs described in this section and in the accompanying tables have played a material role in its ability to drive strong financial and operational results and to attract and retain a highly experienced and successful management team. The Annual Incentive Plan incentivizes and rewards the achievement of operational financial metrics that are deemed by the Personnel Committee to be consistent with the overall goals and strategic direction that the Board has approved for Entergy Corporation. The long-term incentive programs further align the interests of Entergy Corporation executives and its shareholders by directly tying the value of the equity awards granted to executives under these programs to the performance of Entergy Corporation’s stock price and its total shareholder return. By incentivizing officers to achieve important financial and operational objectives and create long-term shareholder value, these programs play a key role in creating sustainable value for the benefit of all of Entergy Corporation’s stakeholders including its shareholders, customers, employees and communities.

How Entergy Corporation Sets Target Pay

To develop a competitive compensation program, the Personnel Committee annually reviews compensation data from two sources:

Survey Data

The Committee uses published and private compensation survey data to develop marketplace compensation levels for Entergy Corporation’s executive officers. The data, which are compiled by Pay Governance, LLC, the Committee’s independent compensation consultant, compare the current compensation opportunities provided to each of the executive officers against the compensation opportunities provided to executives holding similar positions at companies with corporate revenues similar to Entergy Corporation’s. For non-industry specific positions such as a chief financial officer, the Committee reviews general industry data for total cash compensation (base salary and annual incentive) since the market for talent is broader than the utility sector. For management positions that are industry-specific, such as Group President, Utility Operations, the Committee reviews data from utility companies for total cash compensation. However, for long-term incentives, all positions are reviewed relative to utility market data. The survey data reviewed by the Committee cover hundreds of companies across a broad range of industries and approximately 60 investor-owned utility companies. In evaluating compensation levels against the survey data, the Committee considers only the aggregated survey data. The identities of the companies participating in the compensation survey data are not disclosed to, or considered by, the Committee in its decision-making process and, thus, are not considered material by the Committee.

The Committee uses this survey data to develop compensation opportunities that are designed to deliver total target compensation at approximately the 50th percentile of the surveyed companies in the aggregate. The survey data are the primary data used for purposes of assessing target compensation. As a result, Mr. Denault, Entergy Corporation’s Chief Executive Officer, is compensated at a higher level than the other Named Executive Officers, reflecting market practices that compensate chief executive officers at greater potential compensation levels with more pay “at risk” than other Named Executive Officers, due to the greater responsibilities and accountability required of a Chief Executive Officer. In most cases, the Committee considers its objectives to have been met if the Chief Executive Officer and the eight (8) other executive officers who constitute what Entergy Corporation refers to as the Office of the Chief Executive each has a target compensation opportunity that falls within the range of 85% - 115% of the 50th percentile of the survey data. Promoted officers or officers who are new to their roles may be transitioned into the targeted market range over time. Actual compensation received by an individual officer may be above or below the targeted range based on an individual officer’s skills, performance, experience, and responsibilities, Entergy Corporation performance, and internal pay equity. For 2015, the total target compensation of each of the Named Executive Officers fell within the targeted range.

Proxy Analysis

Although the survey data described above are the primary data used in determining compensation, the Committee reviews data derived from the proxy statements of companies included in the Philadelphia Utility Index as an additional point of comparison. The proxy data are used to compare the compensation levels of the Named Executive Officers with the compensation levels of the corresponding top five highest paid executive officers of the companies included in the Philadelphia Utility Index, as reported in their proxy statements, based on pay rank and without regard to roles and responsibilities, except with respect to the Chief Executive Officer and Chief Financial Officer, for whom comparable roles are used. The Personnel Committee uses this analysis to evaluate the overall reasonableness of Entergy Corporation’s compensation programs. The following companies were included in the Philadelphia Utility Index at the time the proxy data from the 2015 filings were compiled:

•	AES Corporation	•	El Paso International
•	Ameren Corporation	•	Eversource Energy (formerly Northeast Utilities
•	American Electric Power Co. Inc.	•	Exelon Corporation
•	CenterPoint Energy Inc.	•	FirstEnergy Corporation
•	Consolidated Edison Inc.	•	NextEra Energy
•	Covanta Holding Corporation	•	PGE Corporation
•	Dominion Resources Inc.	•	Public Service Enterprise Group, Inc.
•	DTE Energy Company	•	Southern Company
•	Duke Energy Corporation	•	Xcel Energy
•	Edison International

Executive Compensation Elements

The following table summarizes the elements of target direct compensation granted or paid to the executive officers under Entergy Corporation’s 2015 executive compensation program. The program uses a mix of fixed and variable compensation elements and provides alignment with both short- and long-term business goals through annual and long-term incentives. Incentives are designed to drive overall corporate performance, specific business unit strategies, and individual performance using performance and operational measures the Committee believes correlate to shareholder value and align with Entergy Corporation’s strategic vision and operating priorities. The Committee establishes the performance measures and ranges of performance for the variable compensation elements. An individual’s award is based primarily on corporate performance, market-based compensation levels, and individual performance.

Element	Key Characteristics	Why This Element Is Paid	How This Amount Is Determined	2015 Decisions
Base Salary	Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	Provides a base level of competitive cash compensation for executive talent.	Experience, job scope, market data, individual performance, and internal pay equity.	All of the Named Executive Officers received increases in their base salaries ranging from 2.3%-5.4%.
Annual Incentive Awards	Variable compensation component payable in cash based on performance against goals established annually.	Motivate and reward executives for performance on key financial and operational measures during the year.
Target opportunity is determined based on job scope, market data, and internal equity.

For 2015, awards were determined based on success in meeting operational earnings per share and operational operating cash flow targets, subject to downward adjustment at the discretion of the Personnel Committee for members of Entergy Corporation's Office of the Chief Executive and

Mr. Denault's target annual incentive award for 2015 was 125% of base salary, and target awards were in the range of 40%-70% of base salary for the other Named Executive Officers.

Strong operational and financial performance resulted in awards that ranged from 115% to 200% of target for the Named Executive Officers after adjustment for failure to fully meet the Board’s expectations with respect to certain aspects of operational performance, business unit

Element	Key Characteristics	Why This Element Is Paid	How This Amount Is Determined	2015 Decisions
			subject to adjustment for other Named Executive Officers based on business unit results as well as the individual officer's key accountabilities, accomplishments, and performance.	results, and the officer's key accountabilities, accomplishments, and performance in 2015.
Long-Term Performance Unit Program
Each performance unit equals the value of one share of Entergy Corporation common stock. Performance is measured at the end of a three-year performance period. Each unit also earns the equivalent of the dividends paid during the performance period. Performance units granted under the Long-Term Performance Unit Program are settled in shares of Entergy Corporation common stock rather than in cash.
		Focuses the executive officers on building long-term shareholder value and increases executive officers’ ownership of Entergy Corporation common stock.	Payout based on Entergy Corporation’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index.
Performance unit grants for the 2015 to 2017 performance period represented approximately 40% of total target compensation for Entergy Corporation’s Chief Executive Officer and approximately 22% to 31% for the other Named Executive Officers.
Strong relative total shareholder return for 2014, combined with unfavorable relative TSR in 2013 and 2015, resulted in performance at the bottom of the third quartile for the 2013 to 2015 performance period, yielding a payout of 25% of target for the Named Executive Officers.

Stock Options	Non-qualified stock options are granted at fair market value, have a ten-year term, and vest over 3 years - 33 1/3% on each anniversary of the grant date.
Reward executives for absolute value creation and coupled with restricted stock provide competitive compensation, retain executive talent, and increase the executive officers’ ownership in Entergy Corporation’s common stock.
Job scope, market data, individual performance, and Entergy Corporation performance.
Stock options granted in 2015 represented approximately 13% of total target compensation for Entergy Corporation’s Chief Executive Officer and approximately 7% to 10% for the other Named Executive Officers.

Restricted Stock Awards	Restricted stock awards vest over 3 years - 33 1/3% on each anniversary of the grant date, have voting rights, and accrue dividends during the vesting period.
Coupled with stock options, align interests of executives with long-term shareholder value, provide competitive compensation, retain executive talent, and increase the executive officers’ ownership of Entergy Corporation common stock.
Job scope, market data, individual performance, and Entergy Corporation performance.
Restricted stock granted in 2015 represented approximately 13% of total target compensation for Entergy Corporation’s Chief Executive Officer and approximately 7% to 10% for the other Named Executive Officers.

Short-Term Compensation

Base Salary

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

In 2015, all of the Named Executive Officers received merit increases in their base salaries ranging from 2.3% to 5.4%. The increases in base salary were made in light of current economic conditions and the projected growth in executive salaries in 2015 based on the market data previously discussed in this CD&A under “What Entergy Corporation Pays and Why - How Entergy Corporation Sets Target Pay,” as well as an internal pay equity comparison.

The following table sets forth the 2014 and 2015 base salaries for the Named Executive Officers. Changes in base salaries for 2015 were effective in April.

Named Executive Officer	2014 Base Salary	2015 Base Salary
Theodore H. Bunting, Jr.	$596,960	$611,960
Leo P. Denault	$1,110,000	$1,170,000
Haley R. Fisackerly	$302,934	$310,434
Andrew S. Marsh	$517,500	$537,892
Phillip R. May, Jr.	$338,250	$346,250
Hugh T. McDonald	$352,121	$360,121
Sallie T. Rainer	$298,275	$307,275
Charles L. Rice, Jr.	$262,287	$268,470
Roderick K. West	$628,044	$643,044

Annual Incentive Plan

Entergy Corporation includes performance-based incentives in the Named Executive Officers’ compensation packages because it believes performance-based incentives encourage the Named Executive Officers to pursue objectives consistent with the overall goals and strategic direction that the Board has approved for Entergy Corporation.

Under the Annual Incentive Plan, Entergy Corporation uses a performance metric known as the Entergy Achievement Multiplier to determine the maximum funding available under the plan, expressed as a percentage of target. For 2015, the target Annual Incentive Plan opportunities for each of the Named Executive Officers, expressed as a percentage of the officer’s base salary were:

•	125% for Mr. Denault;

•	70% for Mr. Bunting, Mr. Marsh, and Mr. West;

•	60% for Mr. May;

•	50% for Mr. McDonald; and

•	40% for Mr. Fisackerly, Ms. Rainer, and Mr. Rice.

The target opportunities established for these officers were comparable to the target opportunities historically set for these positions and levels of responsibility, except for the target opportunity for Mr. Denault’s, which was increased by the Personnel Committee from 120% to 125% of base salary for 2015 to align it with target opportunities of other chief executive officers, based on the compensation survey data compiled by Pay Governance. Target opportunities for the Named Executive Officers who are members of the Office of Chief Executive are established by the Personnel Committee. These Named Executive Officers may earn a maximum payout ranging from 0% to 200% of their target opportunity, calculated as described in the table below. The target awards for the other Named Executive Officers were set by their supervisor (subject to ultimate approval of Entergy Corporation’s Chief Executive Officer) who was allocated funds for such awards by the Chief Executive Officer based on business unit results.

Target award opportunities are set based on an executive officer’s position and executive management level within the Entergy organization. Executive management levels at Entergy range from Level 1 through Level 4. At

December 31,2015, Mr. Denault held a Level 1 position, Messrs. Bunting, Marsh, and West held positions in Level 2, Mr. May held a Level 3 position and the remaining Named Executive Officers held positions in Level 4. Accordingly, their respective incentive award opportunities differ from one another based on their management level and the external market data developed by the Committee’s independent compensation consultant.

Each year the Personnel Committee reviews the performance measures used to determine the Entergy Achievement Multiplier. In December 2014, the Personnel Committee decided to retain for 2015 the performance measures used for determining the 2014 Entergy Achievement Multiplier. These measures were operational earnings per share (EPS) and operational operating cash flow (OCF), with each measure weighted equally. The Committee considered a variety of other potential measures, but determined that operational EPS and OCF continued to be the best metrics to use because, among other things, they are objective measures that Entergy Corporation investors consider to be important in evaluating Entergy Corporation’s financial performance and because the goals in that regard are broadly communicated both internally and externally. This provides both discipline and transparency that the Committee believes are important objectives of any well designed incentive compensation plan.

The Personnel Committee also engages in a rigorous process each year to establish the targets for the Annual Incentive Plan with a goal of establishing target achievement levels that are consistent with Entergy Corporation’s strategy and business objectives for the upcoming year, as reflected in its financial plan, and sufficient to drive results that represent a high level of achievement for Entergy Corporation, taking into consideration the applicable business environment and specific challenges facing it. These targets are approved based on a comprehensive review by the full Board of Entergy Corporation’s financial plan, including changes in commodity market conditions and other key drivers of anticipated changes in performance from the preceding year. The Committee further confirms that the targets it approves are aligned with the earnings guidance that will be communicated to the financial markets, which assures that the internal targets set for purposes of the incentive compensation plans are aligned with the external expectations set and communicated to Entergy Corporation’s shareholders.

In January 2015, after full Board review of management’s 2015 financial plan for Entergy Corporation and engaging in the process discussed above, the Committee determined the Annual Incentive Plan targets to be used for purposes of determining Annual Incentive Plan awards for 2015. In keeping with its past practice, the Committee also determined that for purposes of measuring performance against such targets, the Committee would exclude the effect on reported results of any major storms that may occur during the year. This exclusion was viewed by the Committee as appropriate because although Entergy Corporation includes estimates for minor storm events in its financial plan, it does not include estimates for a major storm event, such as a hurricane.

In determining the targets to set for 2015, the Committee reviewed anticipated drivers for operational EPS and OCF for 2015 as set forth in Entergy Corporation’s financial plan. Operational EPS was expected to decline somewhat from 2014 due primarily to lower expected earnings from the EWC business as a result of substantially lower wholesale power prices and the absence of revenue from the Vermont Yankee, which shut down at the end of 2014, partially offset by expected Utility sales growth and a lower anticipated tax rate in 2015. Operational OCF also was expected to decline from 2014 due to, among other things, higher tax payments, the absence of securitization proceeds received in 2014 from Hurricane Isaac securitizations, and the cash effect of an anticipated adverse litigation outcome. Based on this review, the Personnel Committee set the operational EPS and OCF targets for 2015, which targets aligned with Entergy Corporation’s financial plan and its financial guidance for 2015 that was subsequently communicated to investors.

The following table shows the Annual Incentive Plan targets established by the Personnel Committee in January 2015, and 2015 results, as adjusted downward by the Committee as described below:

Annual Incentive Plan Targets and Results

	Performance Goals(1)
	Minimum	Target	Maximum	2015 Results
Operational Earnings Per Share ($)	$4.95	$5.50	$6.05	$6.00
Operational Operating Cash Flow ($ billion)	$2.38	$2.755	$3.13	$3.347
Payout as % of Target	25%	100%	200%	156%(2)

(1)
Payouts for performance between minimum and target achievement levels and between target and maximum levels are calculated using straight-line interpolation. There is no payout for performance below minimum.

(2)	Reflects downward adjustment by Personnel Committee, as further described below.

In January 2016, the Finance and Personnel Committees jointly reviewed Entergy Corporation’s financial results against the performance objectives reflected in the table above. Management discussed with the committees Entergy Corporation’s operational EPS and OCF results for 2015, including primary factors explaining how those results compared to the 2015 business plan and Annual Incentive Plan targets. Operational EPS for 2015 exceeded the target of $5.50 per share by $0.50, while operational OCF exceeded the target of $2.755 billion by approximately $592 million, leading to a calculated EAM of 184%. However, the Committee determined that it was appropriate to adjust the reported results downward, for purposes of evaluating management’s degree of success in achieving its financial objectives for 2015, to reflect (i) amounts that had been included in both the financial plan and targets related to the anticipated effect of an adverse litigation outcome that did not materialize in the year, and (ii) certain beneficial effects on operational EPS and OCF resulting from impairments that occurred with respect to certain of Entergy Corporation’s wholesale nuclear generating plants in 2015. The Committee considered it appropriate to exclude these beneficial effects from the reported results in keeping with the classification of the related impairments as a special item in 2015, which meant that they were excluded from operational results. Following these adjustments, the Committee determined the Entergy Achievement Multiplier for 2015 to be 156%. The Committee also reviewed the special items that had been excluded from as-reported EPS and OCF to determine operational EPS and OCF, which included asset impairments and related write-offs at EWC related to the 2015 decision to close two nuclear generating plants, a gain on the sale by EWC of a natural gas-fired generating plant, and certain costs associated with nuclear plant closings.

For members of Entergy Corporation’s Office of Chief Executive, individual awards under the Annual Incentive Plan are determined by the Personnel Committee. In determining individual executive officer awards under the Annual Incentive Plan, the Committee considered individual performance and, in particular, whether there were additional factors beyond those captured by the EAM measures that should be taken into account in determining whether to exercise negative discretion to reduce awards below the levels determined by the EAM.  The Committee determined that in general, despite Entergy Corporation’s strong financial performance in relation to plan and management’s success executing on its strategies in 2015, a negative adjustment was appropriate with respect to all of the members of the Office of the Chief Executive as a result of management’s failure to fully meet the Board’s expectations with respect to certain aspects of Entergy Corporation’s operational performance.  In determining the extent of this adjustment for individual officers, the Committee took into account the officer’s key accountabilities and accomplishments and individual performance executing on Entergy Corporation’s strategies.  This resulted in payouts that ranged from 115% of target to 153% of target for Named Executive Officers who are members of Entergy Corporation’s Office of the Chief Executive.

After the Entergy Achievement Multiplier was established to determine overall funding for the Annual Incentive Plan, Entergy Corporation’s Chief Executive Officer allocated incentive award funding to individual business units based on business unit results. Individual awards were determined for the Named Executive Officers who are not members of the Office of Chief Executive by their immediate supervisor based on the individual officer’s key accountabilities, accomplishments, and performance. This resulted in payouts that ranged from 153% of target to 200% of target for the Named Executive Officers who are not members of Entergy’s Office of Chief Executive.

Based on the foregoing evaluation of management performance, the Personnel Committee approved the following Annual Incentive Plan payouts to each Named Executive Officer for 2015:

Named Executive Officer	Base Salary	Target as Percentage of Base Salary	Payout as Percentage of Base Salary	2015 Annual Incentive Award
Theodore H. Bunting, Jr.	$611,960	70%	107%	$655,409
Leo P. Denault	$1,170,000	125%	144%	$1,681,875
Haley R. Fisackerly	$310,434	40%	61%	$190,000
Andrew S. Marsh	$537,892	70%	95%	$508,308
Phillip R. May, Jr.	$346,250	60%	91%	$315,000
Hugh T. McDonald	$360,121	50%	100%	$360,000
Sallie T. Rainer	$307,275	40%	62%	$190,000
Charles L. Rice, Jr.	$268,470	40%	64%	$173,000
Roderick K. West	$643,044	70%	95%	$607,677

Long-Term Incentive Compensation

Entergy Corporation’s goal for its long-term incentive compensation is to focus the executive officers on building shareholder value and to increase the executive officers’ ownership of Entergy Corporation common stock in order to more closely align their interest with those of Entergy Corporation’s shareholders. In its long-term incentive compensation program, Entergy Corporation uses a mix of performance units, restricted stock, and stock options. Performance units reward the Named Executive Officers on the basis of total shareholder return, which is a measure of stock price appreciation and dividend payments, in relation to the companies in the Philadelphia Utility Index. Restricted stock ties the executive officers’ long-term financial interest to the long-term financial interests of Entergy Corporation’s shareholders. Stock options provide a direct incentive to increase the value of Entergy Corporation’s common stock. In general, Entergy Corporation seeks to allocate the total value of long-term incentive compensation 60% to performance units and 40% to a combination of stock options and restricted stock, equally divided in value, based on the value the compensation model seeks to deliver. Awards for individual Named Executive Officers may vary from this target as a result of individual performance, promotions, and internal pay equity.

All of the performance units, shares of restricted stock, and stock options granted to the Named Executive Officers in 2015 were awarded under the 2011 Equity Ownership Plan and Long-Term Cash Incentive Plan (“2011 Equity Ownership Plan”), except for Mr. Marsh’s restricted stock unit grant described below which was granted pursuant to the 2015 Equity Ownership Plan (together with the 2011 Equity Ownership Plan, the “Equity Ownership Plans”). The Equity Ownership Plans require both a change in control and an involuntary job loss or substantial diminution of duties (a “double trigger”) for the acceleration of these awards upon a change in control.

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

The performance units granted under the Long-Term Performance Unit Program and accrued dividends on any shares earned during the performance period are settled in shares of Entergy Corporation common stock rather than cash. All shares paid out under the Long-Term Performance Unit Program are required to be retained by the officers until applicable executive stock ownership requirements are met.

The Long-Term Performance Unit Program specifies a minimum, target, and maximum achievement level, the achievement of which will determine the number of performance units that may be earned by each participant. Entergy Corporation measures performance by assessing its total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index, referred to as Entergy Corporation’s peer companies. The Personnel Committee identified the Philadelphia Utility Index as the appropriate industry peer group for this purpose because the companies included in this index, in the aggregate, approximate Entergy Corporation in terms of business and scale. The Personnel Committee chose relative total shareholder return as a measure of performance because it reflects the creation of shareholder value relative to other electric utilities over the performance period. It also takes into account dividends paid by the companies in this index and normalizes certain events that affect the industry as a whole. Minimum, target, and maximum performance levels are determined by reference to the ranking of Entergy Corporation’s total shareholder return against the total shareholder return of the companies in the Philadelphia Utility Index.

Performance Unit Program Grants. At any given time, a participant in the Long-Term Performance Unit Program may be participating in up to three performance periods. Currently, eligible participants are participating in the 2014-2016, the 2015-2017, and the 2016-2018 performance periods. Subject to achievement of the applicable performance levels as described below, the Personnel Committee established the following target performance unit payout opportunities for each of the 2013-2015, 2014-2016, and 2015-2017 performance periods.

Named Executive Officer	2013-2015 Target Opportunity	2014-2016 Target Opportunity	2015-2017 Target Opportunity
Theodore H. Bunting, Jr.	7,600	9,400	6,550
Leo P. Denault(1)	37,156	40,000	33,100
Haley R. Fisackerly	1,900	2,200	1,450
Andrew S. Marsh(1)	7,442	9,400	6,550
Phillip R. May, Jr.(1)	2,969	3,100	2,050
Hugh T. McDonald	1,900	2,200	1,450
Sallie T. Rainer	1,900	2,200	1,450
Charles L. Rice, Jr.	1,900	2,200	1,450
Roderick K. West	7,600	9,400	6,550

(1)	Messrs. Denault, Marsh and May received pro-rated awards for the 2013-2015 performance cycles as a result of their promotions in 2013.

For the 2013 - 2015 and 2014 - 2016 performance cycles, the range of potential payouts under the program is shown below.

Performance Level	Minimum	Target	Maximum
Total Shareholder Return	Bottom of Third Quartile	50th percentile	Top Quartile
Payout	25% of target	100% of target	200% of Target

There is no payout for performance that falls within the lowest quartile of performance of the peer companies. Payouts between minimum and target and between target and maximum are calculated by interpolating between the performance of the company in the bottom position of the third quartile and the median or between the median and the performance of the company at the bottom position of the top quartile of the peer companies, respectively. For top quartile performance, a maximum payout of 200% of target is earned.

For the 2015 - 2017 performance cycle, there also is no payout for performance that falls within the lowest quartile of performance of the peer companies and for top quartile performance a maximum payout of 200% of target is earned. However, payouts between minimum and target and between target and maximum are calculated by interpolating between the performance of the company at the top of the fourth quartile of performance of the peer companies and the median or between the median and the performance of the company at the bottom position of the top quartile of performance of the peer companies, respectively.

     Payout for the 2013-2015 Performance Period. In January 2016, the Committee reviewed Entergy Corporation’s total shareholder return for the 2013-2015 performance period in order to determine the payout to participants for the 2013-2015 performance period. The Committee compared Entergy Corporation’s total shareholder return against the total shareholder return of the companies that comprise the Philadelphia Utility Index, with the performance measures and range of potential payouts for the 2013-2015 performance similar to the range of payouts discussed above. As recommended by the Finance Committee, the Personnel Committee determined that Entergy Corporation’s relative total shareholder return fell at the bottom of the third quartile of the Philadelphia Utility Index for the 2013-2015 performance period, resulting in payouts to the Named Executive Officers of 25% of target. Payouts under the performance unit program are made in shares of Entergy common stock. For the 2013-2015 performance period, the following numbers of shares of Entergy Corporation common stock were issued:

Mr. Denault - 10,644 shares,
Mr. Marsh - 2,132 shares,
Mr. Bunting and Mr. West - 2,177 shares;
Mr. May - 849 shares; and
Mr. Fisackerly, Mr. McDonald, Ms. Rainer, and Mr. Rice - 544 shares

Stock Options and Restricted Stock

Entergy Corporation grants stock options and restricted stock as part of its long-term incentive program to its executive officers. As previously discussed, the Personnel Committee considers several factors in determining the number of stock options and shares of restricted stock it will grant to the Named Executive Officers, including individual performance, internal equity, prevailing market practice, targeted long-term value created by the use of stock options and restricted stock, and the potential dilutive effect of stock option and restricted stock grants. The Committee’s assessment of individual performance of each Named Executive Officer is the most important factor in determining the number of shares of restricted stock and stock options awarded, except with respect to the Chief Executive Officer for whom comparative market data is the most important factor. The Committee, in consultation with Entergy Corporation’s Chief Executive Officer, reviews each other Named Executive Officer’s performance, role and responsibilities, strengths, and developmental opportunities. Stock option and restricted stock awards for Entergy Corporation’s Chief Executive Officer are determined solely by the Personnel Committee on the basis of the same considerations. Mr. Denault’s 2015 awards are comparable to historical awards granted to Entergy Corporation’s Chief Executive Officer and reflect the increased stock price at the time of grant. For all equity awards, the Committee also considers Entergy Corporation’s significant achievements for the prior year.

The following table sets forth the number of stock options and shares of restricted stock granted to each Named Executive Officer in 2015. The exercise price for each option was $89.90, which was the closing price of Entergy’s common stock on the date of grant.

Named Executive Officer	Stock Options	Shares of Restricted Stock
Theodore H. Bunting, Jr.	22,600	4,800
Leo P. Denault	88,000	12,000
Haley R. Fisackerly	4,500	850
Andrew S. Marsh	24,000	5,000
Phillip R. May, Jr.	5,000	850
Hugh T. McDonald	3,600	700
Sallie T. Rainer	3,800	750
Charles L. Rice, Jr.	4,500	750
Roderick K. West	23,000	4,700

Restricted Stock Units

Restricted stock units granted under the 2015 Equity Ownership Plan represent phantom shares of Entergy Corporation common stock (i.e., non-stock interests that have an economic value equivalent to a share of Entergy Corporation common stock). Entergy Corporation occasionally grants restricted units for retention purposes, to offset forfeited compensation from a previous employer or for other limited purposes. If all conditions of the grant are satisfied, restrictions on the restricted units lift at the end of the restricted period and the restricted stock units are settled in shares of Entergy Corporation common stock. Restricted stock units are generally time-based awards for which restrictions lift, subject to continued employment, generally over a two- to five-year period.

In August 2015, the Personnel Committee granted Mr. Marsh 21,100 restricted stock units. Mr. Marsh’s award was made in recognition of Mr. Marsh’s senior leadership role and direction as Entergy Corporation’s Executive Vice President and Chief Financial Officer and to encourage retention of his leadership in light of his marketability as a chief financial officer. The Committee noted, based on the advice of its independent consultant, that such grants are an effective means for retention. Mr. Marsh’s restricted stock units will vest in one installment on August 3, 2020 subject to earlier vesting upon death or disability or during a change in control period (as defined in the 2015 Equity Ownership Plan) upon termination of employment by Mr. Marsh with good reason or a termination of employment by Entergy without cause.

Benefits and Perquisites

Entergy’s Named Executive Officers are eligible to participate in or receive the following benefits:

Plan Type	Description
Retirement Plans
Entergy Corporation-sponsored:

-Defined benefit pension plan, a tax qualified final average pay that covers a broad agroup of employees;
-Pension Equalization Plan, a non-qualified restoration plan; and
-System Executive Retirement Plan, a non-qualified supplemental retirement plan.

See the 2015 Pension Benefits Table for additional information regarding the operation of the plans described above.

Savings Plan	Entergy Corporation-sponsored 401(k) Savings Plan that covers a broad group of employees.
Health & Welfare Benefits
Medical, dental, and vision coverage, life and accidental death and dismemberment insurance, business travel accident insurance, and long-term disability insurance.

Eligibility, coverage levels, potential employee contributions, and other plan design features are the same for the Named Executive Officers as for the broad employee population.

2015 Perquisites
Corporate aircraft usage, annual physical exams and event tickets. Named Executive Officers who are not members of the Office of Chief Executive were provided in 2015 with club dues and tax gross up payment on some perquisites. For additional information regarding perquisites, see the “All Other Compensation” column in the 2015 Summary Compensation.

Deferred Compensation	The Named Executive Officers are eligible to defer up to 100% of their base salary and Annual Incentive Plan awards into the Entergy Corporation-sponsored Executive Deferred Compensation Plan
Executive Disability Plan
Eligible individuals who become disabled under the terms of the plan are eligible for 65% of the difference between their base salary and $276,923 (i.e. the base salary that produces the maximum $15,000 monthly disability payment under the general long-term disability plan).

Entergy Corporation provides these benefits to its Named Executive Officers as part of providing a competitive executive compensation program and because it believes that these benefits are important retention and recruitment tools since many, if not all, of the companies with which Entergy Corporation competes for executive talent provide similar arrangements to their senior executive officers.

Agreements and Post-Termination Plans

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

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan under which each of the Named Executive Officers is entitled to receive “change in control” payments and benefits if such officer’s employment is involuntarily terminated in connection with a change in control of Entergy Corporation. Severance payments under the System Executive Continuity Plan are based on a multiple of the sum of an executive officer’s annual base salary plus his or her average Annual Incentive Plan award for the two fiscal years immediately preceding the fiscal year in which the termination of employment occurs. Under no circumstances can this multiple exceed 2.99 times the sum of (a) the executive officer’s annual base salary as in effect at any time within one year prior to the commencement of a change in control period or if higher, immediately prior to a circumstance constituting good reason plus (b) his or her annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for the two calendar years immediately preceding the calendar year in which the officer’s termination occurs, or if higher the annual incentive award actually received under the Annual Incentive Plan for the fiscal year immediately preceding the fiscal year in which the termination of employment occurs. Entergy Corporation strives to ensure that the benefits and payment levels under the System Executive Continuity Plan are consistent with market practices. Entergy Corporation’s executive officers, including the Named Executive Officers, will not receive any tax gross up payments on any severance benefits received under this plan. For more information regarding the System Executive Continuity Plan, see “2015 Potential Payments Upon Termination of Change in Control - System Executive Continuity Plan.”

In certain cases, the Committee may approve the execution of a retention agreement with an individual executive officer. These decisions are made on a case by case basis to reflect specific retention needs or other factors, including market practice. If a retention agreement is entered into with an individual officer, the Committee considers the economic value associated with that agreement in making overall compensation decisions for that officer. Entergy Corporation has voluntarily adopted a policy that any employment or severance agreements providing severance benefits in excess of 2.99 times the sum of an officer’s annual base salary and annual incentive award (other than the value of the vesting or payment of an outstanding equity-based award or the pro rata vesting or payment of an outstanding long-term incentive award) must be approved by Entergy Corporation shareholders.

Entergy Corporation currently has a retention agreement with Mr. Denault. In general, Mr. Denault’s retention agreement provides for certain payments and benefits in the event of his termination of employment by Entergy other than for cause, by Mr. Denault for good reason or on account of his death or disability. As a result of Mr. Denault reaching age 55, certain severance payment provisions in his retention agreement no longer apply. Mr. Denault will not receive tax gross up payments on any payments or benefits he may receive under his agreement. Mr. Denault’s retention agreement was entered into in 2006 when he was Entergy Corporation’s Chief Financial Officer and was designed to reflect the competition for chief financial officer talent in the marketplace at that time and the Personnel Committee’s assessment of the critical role this position played in executing Entergy Corporation’s long-term financial and other strategic objectives. Based on the market data provided by its former independent compensation consultant, the Committee believes the benefits and payment levels under Mr. Denault’s retention agreement are consistent with market practices. For additional information regarding the System Executive Continuity Plan and Mr. Denault’s retention agreement described above, see “2015 Potential Payments Upon Termination or Change in Control.”

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

Role	Value of Common Stock to be Owned
Chief Executive Officer	6 times base salary
Executive Vice Presidents	3 times base salary
Senior Vice Presidents	2 times base salary
Vice Presidents	1 time base salary

Further, to ensure compliance with the guidelines, until an executive officer satisfies the stock ownership guidelines, the officer must retain:

•	all net after-tax shares paid out under the Long-Term Performance Unit Program;

•	all net after-tax shares of the restricted stock received upon vesting; and

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

Trading Controls and Anti-Pledging and Anti-Hedging Policies

Executive officers, including the Named Executive Officers, are required to receive the permission of Entergy Corporation’s General Counsel prior to entering into any transaction involving its securities, including gifts, other than the exercise of employee stock options. Trading is generally permitted only during open trading windows occurring immediately following the release of earnings. Employees, who are subject to trading restrictions, including the Named Executive Officers, may enter into trading plans under Rule 10b5-1 of the Exchange Act, but these trading plans may be entered into only during an open trading window and must be approved by Entergy Corporation. The Named Executive Officer bears full responsibility if he or she violates this policy by permitting shares to be bought or sold without pre-approval or when trading is restricted.

Entergy Corporation also prohibits its directors and executive officers, including the Named Executive Officers, from pledging any Entergy Corporation securities or entering into margin accounts involving Entergy Corporation securities. It prohibits these transactions because of the potential that sales of Entergy Corporation securities could occur outside trading periods and without the required approval of the General Counsel.

Entergy Corporation has also adopted an anti-hedging policy that prohibits officers, directors, and employees from entering into hedging or monetization transactions involving its common stock. Prohibited transactions include, without limitation, zero-cost collars, forward sale contracts, purchase or sale of options, puts, calls, straddles, or equity swaps, or other derivatives that are directly linked to Entergy Corporation’s stock or transactions involving “short-sales” of its stock. The Board adopted this policy to require officers, directors, and employees to continue to own

Entergy Corporation stock with the full risks and rewards of ownership, thereby ensuring continued alignment of their objectives with those of Entergy Corporation’s other shareholders.

Roles and Responsibilities

Role of the Personnel Committee

The Personnel Committee has overall responsibility for approving the compensation program for the Named Executive Officers and makes all final compensation decisions regarding Entergy Corporation’s Named Executive Officers. The Committee works with Entergy Corporation’s executive management to ensure that its compensation policies and practices are consistent with Entergy Corporation’s values and support the successful recruitment, development, and retention of executive talent so Entergy Corporation can achieve its business objectives and optimize its long-term financial returns. Each year, Entergy Corporation’s Senior Vice President, Human Resources and Chief Diversity Officer presents the proposed compensation model for the following year, including the compensation elements, mix of elements and measures for each element, and consults with Entergy Corporation’s Chief Executive Officer on recommended compensation for senior executives. The Committee evaluates executive pay each year to ensure that the compensation policies and practices are consistent with Entergy Corporation’s philosophy. The Personnel Committee is responsible for, among its other duties, the following actions related to the Named Executive Officers:

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

Role of the Chief Executive Officer

The Personnel Committee solicits recommendations from Entergy Corporation’s Chief Executive Officer with respect to compensation decisions for the Named Executive Officers who are members of Entergy Corporation’s Office of Chief Executive. Entergy Corporation’s Chief Executive Officer provides the Personnel Committee with an assessment of the performance of each of these Named Executive Officers and recommends compensation levels to be awarded to each of them. In addition, the Committee may request that the Chief Executive Officer provide management feedback and recommendations on changes in the design of compensation programs, such as special retention plans or changes in the structure of bonus programs. However, the Chief Executive Officer does not play any role with respect to any matter affecting his own compensation, nor does he have any role determining or recommending the amount, or form of, director compensation. The Personnel Committee also relies on the recommendations of Entergy Corporation’s senior human resources executive management with respect to compensation decisions, policies, and practices.

The Chief Executive Officer may attend meetings of the Personnel Committee only at the invitation of the chair of the Personnel Committee and cannot call a meeting of the Committee. Since he is not a member of the Committee, he has no vote on matters submitted to the Committee. During 2015, Mr. Denault attended all of the Personnel Committee meetings.

Role of the Compensation Consultant

Entergy Corporation’s Personnel Committee has the sole authority for the appointment, compensation, and oversight of its outside compensation consultant. In 2015, Entergy Corporation’s Personnel Committee retained Pay Governance LLC as its independent compensation consultant to assist it in, among other things, evaluating different compensation programs and developing market data to assess Entergy Corporation’s compensation programs. During 2015, Pay Governance assisted the Committee with its responsibilities related to Entergy Corporation’s compensation programs for its executives. The Committee directed Pay Governance to: (i) regularly attend meetings of the Committee; (ii) conduct studies of competitive compensation practices; (iii) identify market surveys and proxy peer group; (iv) review base salary, annual incentives, and long-term incentive compensation opportunities relative to competitive practices; and (v) develop conclusions and recommendations related to the executive compensation plan for consideration by the Committee. A senior consultant from Pay Governance attended all Personnel Committee meetings to which he was invited in 2015.

Compensation Consultant Independence

To maintain the independence of the Personnel Committee’s compensation consultant, the Board has adopted a policy that any consultant (including its affiliates) retained by the Board of Directors or any Committee of the Board of Directors to provide advice or recommendations on the amount or form of executive or director compensation should not be retained by Entergy Corporation or any of its affiliates to provide other services in an aggregate amount that exceeds $120,000 in any year. In 2015, Pay Governance, the Personnel Committee’s independent compensation consultant, did not provide any services to Entergy Corporation other than its services to the Personnel Committee and the Corporate Governance Committee. Annually, the Committee reviews the relationship with its compensation consultant including services provided, quality of those services, and fees associated with services in its evaluation of the executive compensation consultant’s independence. The Committee also assesses Pay Governance’s independence under NYSE rules and has concluded that no conflict of interests exists that would prevent Pay Governance from independently advising the Personnel Committee.

Tax and Accounting Considerations

Section 162(m) of the IRS Code limits the tax deductibility by a publicly held corporation of compensation in excess of $1 million paid to the Chief Executive Officer or any of its other Named Executive Officers who may be Section 162(m) covered employees, unless that compensation is “performance-based compensation” within the meaning of Section 162(m). The Personnel Committee considers deductibility under Section 162(m) as it structures the compensation packages that are provided to its Named Executive Officers. Likewise, the Personnel Committee considers financial accounting consequences as it structures the compensation packages that are provided to the Named Executive Officers. However, the Personnel Committee and the Board believe that it is in the best interest of Entergy Corporation that the Personnel Committee retains the flexibility and discretion to make compensation awards, whether or not deductible. This flexibility is necessary to foster achievement of performance goals established by the Personnel Committee, as well as other corporate goals that the Committee deems important to Entergy Corporation’s success, such as encouraging employee retention and rewarding achievement of key goals.

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

EXECUTIVE COMPENSATION TABLES

2015 Summary Compensation Tables

The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2015, 2014, and 2013.  For information on the principal positions held by each of the Named Executive Officers, see Item 10, “Directors and Executive Officers of the Registrants.”  The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  None of the Entergy System companies has entered into any employment agreements with any of the Named Executive Officers (other than the retention agreements described in “2015 Potential Payments upon Termination or Change in Control”).  For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen-sation (6)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (7)	All Other Compens-ation (8)	Total
Theodore H.	2015	$607,806	$—	$1,080,101	$257,866	$655,409	$1,184,600	$87,282	$3,873,064
Bunting, Jr.
Group President
Utility Operations
of Entergy Corp.

Leo P. Denault	2015	$1,153,385	$—	$4,356,362	$1,004,080	$1,681,875	$4,802,400	$88,795	$13,086,897
Chairman of the	2014	$1,103,173	$—	$3,564,463	$923,260	$2,597,400	$3,578,200	$57,538	$11,824,034
Board and CEO -	2013	$1,039,253	$—	$3,780,189	$400,000	$1,770,720	$630,800	$44,690	$7,665,652
Entergy Corp.

Haley R. Fisackerly	2015	$320,131	$—	$219,994	$51,345	$190,000	$102,300	$43,987	$927,757
CEO - Entergy	2014	$300,941	$—	$236,190	$50,518	$193,878	$281,100	$33,311	$1,095,938
Mississippi	2013	$294,090	$10,000	$214,624	$48,000	$142,368	$—	$28,058	$737,140

Andrew S. Marsh	2015	$532,245	$—	$2,600,401	$273,840	$508,308	$670,200	$39,131	$4,624,125
Executive Vice	2014	$512,721	$—	$940,837	$304,850	$706,388	$750,900	$26,722	$3,242,418
President and CFO -	2013	$477,846	$—	$921,927	$256,000	$476,000	$157,700	$213,663	$2,503,136
Entergy Corp.,
Entergy Arkansas,
Entergy Louisiana,
Entergy Mississippi,
Entergy New
Orleans, Entergy
Texas

Phillip R. May, Jr.	2015	$344,035	$—	$279,406	$57,050	$315,000	$288,100	$25,970	$1,309,561
CEO - Entergy	2014	$335,997	$—	$321,902	$69,680	$263,835	$546,000	$20,641	$1,558,055
Louisiana	2013	$321,860	$5,000	$325,813	$48,000	$238,223	$—	$16,547	$955,443

Hugh T. McDonald	2015	$371,602	$—	$206,509	$41,076	$360,000	$127,200	$65,749	$1,172,136
CEO - Entergy	2014	$350,104	$—	$229,873	$47,905	$228,879	$400,800	$48,766	$1,306,327
Arkansas	2013	$342,791	$10,000	$214,624	$48,000	$191,562	$—	$48,326	$855,303

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen-sation (6)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (7)	All Other Compen-sation (8)	Total
Sallie T. Rainer	2015	$304,783	$—	$211,004	$43,358	$190,000	$189,100	$41,565	$979,810
CEO - Entergy	2014	$296,288	$—	$236,190	$50,518	$171,500	$504,000	$32,250	$1,290,746
Texas	2013	$286,692	$10,000	$214,624	$46,400	$140,184	$57,800	$22,779	$778,479

Charles L. Rice, Jr.	2015	$266,752	$—	$211,004	$51,345	$173,000	$104,500	$33,416	$840,017
CEO - Entergy New	2014	$260,880	$—	$220,398	$45,292	$167,864	$135,700	$31,402	$861,536
Orleans	2013	$255,786	$10,000	$201,704	$40,000	$112,446	$67,900	$24,078	$711,914

Roderick K. West	2015	$638,876	$—	$1,071,111	$262,430	$607,677	$543,900	$71,790	$3,195,784
Executive Vice	2014	$623,854	$—	$1,010,324	$313,560	$857,280	$782,400	$43,648	$3,631,066
President and Chief	2013	$606,381	$—	$2,318,926	$320,000	$583,315	$147,800	$27,045	$4,003,467
Administrative
Officer - Entergy
Corp.

(1)	Mr. Bunting was not a Named Executive Officer in 2014 and 2013.

(2)
The amounts in column (c) represent the actual base salary paid to the Named Executive Officer.  The 2015 changes in base salaries noted in the Compensation Discussion and Analysis were effective in April 2015. The Named Executive Officers are paid on a bi-weekly basis and during 2015 there was an extra pay period at Entergy Arkansas and Entergy Mississippi.

(3)	The amounts in column (d) in 2013 for Mr. Fisackerly, Mr. May, Mr. McDonald, Ms. Rainer, and Mr. Rice represent a cash bonus paid in recognition of their work supporting the move to MISO.

(4)
The amounts in column (e) represent the aggregate grant date fair value of restricted stock and performance units granted under the 2011 Equity Ownership Plan and restricted stock units granted under the 2015 Equity Ownership Plan, each calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock and the restricted stock units is based on the closing price of Entergy Corporation common stock on the date of grant.  The grant date fair value of performance units is based on the probable outcome of the applicable performance conditions, measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  If the highest achievement level is attained, the maximum amounts that will be received with respect to the performance units granted in 2015 are as follows:  Mr. Bunting, $1,177,690; Mr. Denault, $5,951,380; Mr. Fisackerly, $260,710; Mr. Marsh, $1,177,690; Mr. May, $368,590; Mr. McDonald, $260,710; Ms. Rainer, $260,710; Mr. Rice, $260,710; and Mr. West, $1,177,690.

(5)
The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the 2011 Equity Ownership Plan calculated in accordance with FASB ASC Topic 718.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the financial statements.

(6)	The amounts in column (g) represent cash payments made under the Annual Incentive Plan.

(7)
For all of the Named Executive Officers, the amounts in column (h) include the annual actuarial increase in the present value of the Named Executive Officers’ benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements and include amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested (see “2015 Pension Benefits”).  None of the increase is attributable to above-market or preferential earnings on non-qualified deferred compensation (see “2015

Non-qualified Deferred Compensation”). For 2013, the aggregate change in the actuarial present value of Messrs. Fisackerly’s, May’s, and McDonald’s pension benefit was a decrease of $103,400, $80,100, and $116,500, respectively.

(8)
The amounts in column (i) for 2015 include (a) matching contributions by Entergy Corporation under the Savings Plan to each of the Named Executive Officers; (b) dividends paid on restricted stock when vested; (c) life insurance premiums; (d) tax gross up payments on club dues; and (e) perquisites and other compensation.  The amounts are listed in the following table:

Named Executive Officer	Company Contribution – Savings Plan	Dividends Paid on Restricted Stock	Life Insurance Premium	Tax Gross Up Payments	Perquisites and Other Compensation	Total
Theodore H. Bunting, Jr.	$11,130	$30,560	$7,482	$—	$38,110	$87,282
Leo P. Denault	$11,130	$54,849	$7,482	$—	$15,334	$88,795
Haley R. Fisackerly	$11,130	$11,593	$1,965	$3,377	$15,922	$43,987
Andrew S. Marsh	$11,059	$24,866	$3,206	$—	$—	$39,131
Phillip R. May, Jr.	$11,130	$12,127	$2,713	$—	$—	$25,970
Hugh T. McDonald	$11,130	$11,937	$7,136	$7,756	$27,790	$65,749
Sallie T. Rainer	$11,130	$12,068	$3,232	$2,409	$12,726	$41,565
Charles L. Rice, Jr.	$11,130	$9,970	$4,859	$1,850	$5,607	$33,416
Roderick K. West	$11,130	$41,411	$2,610	$—	$16,639	$71,790

Perquisites and Other Compensation

The amounts set forth in column (i) include perquisites and other personal benefits that Entergy Corporation provides to the Named Executive Officers as part of providing a competitive executive compensation program and for employee retention. The following perquisites and other compensation were provided by Entergy Corporation in 2015.

Named Executive Officer	Personal Use of Corporate Aircraft	Club Dues	Executive Physical Exams	Event Tickets
Theodore H. Bunting, Jr.	X		X
Leo P. Denault	X		X
Haley R. Fisackerly		X	X
Andrew S. Marsh			X
Phillip R. May, Jr.
Hugh T. McDonald		X	X
Sallie T. Rainer	X	X	X
Charles L. Rice, Jr.		X	X
Roderick K. West	X		X	X

For security and business reasons, Entergy Corporation permits its Chief Executive Officer to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other Named Executive Officers may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer.  The amounts included in column (i) for the personal use of corporate aircraft, reflect the incremental cost to Entergy Corporation for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications, and fees, including flight planning, ground handling, and landing permits. The aggregate incremental aircraft usage cost associated with Mr. Bunting’s personal use of the corporate aircraft was $35,728 for fiscal year 2015. In addition, Entergy Corporation offers its executives comprehensive annual physical exams at Entergy Corporation’s expense. Tickets to cultural and sporting events are purchased for business purposes, and if not utilized for business purposes, the tickets are made available to the employees, including the Named Executive Officers, for personal use. None of the other perquisites referenced above exceeded $25,000 for any of the other Named Executive Officers.
2015 Grants of Plan-Based Awards

The following table summarizes award grants during 2015 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under- lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Theodore H.	1/29/15	—	$428,372	$856,744
Bunting, Jr.	1/29/15				1,638	6,550	13,100				$648,581
	1/29/15							4,800			$431,520
	1/29/15								22,600	$89.90	$257,866

Leo P.	1/29/15	—	$1,462,500	$2,925,000
Denault	1/29/15				8,275	33,100	66,200				$3,277,562
	1/29/15							12,000			$1,078,800
	1/29/15								88,000	$89.90	$1,004,080

Haley R.	1/29/15	—	$124,174	$248,348
Fisackerly	1/29/15				363	1,450	2,900				$143,579
	1/29/15							850			$76,415
	1/29/15								4,500	$89.90	$51,345

Andrew S.	1/29/15	—	$376,524	$753,048
Marsh	1/29/15				1,638	6,550	13,100				$648,581
	1/29/15							5,000			$449,500
	8/3/15							21,100 (6)			$1,502,320
	1/29/15								24,000	$89.90	$273,840

Phillip R.	1/29/15	—	$207,750	$415,500
May, Jr.	1/29/15				513	2,050	4,100				$202,991
	1/29/15							850			$76,415
	1/29/15								5,000	$89.90	$57,050

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under- lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Hugh T.	1/29/15	—	$180,060	$360,120
McDonald	1/29/15				363	1,450	2,900				$143,579
	1/29/15							700			$62,930
	1/29/15								3,600	$89.90	$41,076

Sallie T.	1/29/15	—	$122,910	$245,820
Rainer	1/29/15				363	1,450	2,900				$143,579
	1/29/15							750			$67,425
	1/29/15								3,800	$89.90	$43,358

Charles L.	1/29/15	—	$107,388	$214,776
Rice, Jr.	1/29/15				363	1,450	2,900				$143,579
	1/29/15							750			$67,425
	1/29/15								4,500	$89.90	$51,345

Roderick K.	1/29/15	—	$450,131	$900,262
West	1/29/15				1,638	6,550	13,100				$648,581
	1/29/15							4,700			$422,530
	1/29/15								23,000	$89.90	$262,430

(1)
The amounts in columns (c), (d), and (e) represent minimum, target, and maximum payment levels under the Annual Incentive Plan.  The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)
The amounts in columns (f), (g), and (h) represent the minimum, target, and maximum payment levels under the Long-Term Performance Unit Program.  Performance under the program is measured by Entergy Corporation’s total shareholder return relative to the total shareholder returns of the companies included in the Philadelphia Utility Index.  There is no payout under the program if Entergy Corporation’s total shareholder return falls within the lowest quartile of the peer companies in the Philadelphia Utility Index.  Subject to achievement of performance targets, each unit will be converted into one share of Entergy Corporation’s common stock on the last day of the performance period (December 31, 2017.)  Accrued dividends on the shares earned will also be paid in Entergy Corporation common stock.

(3)
Except as otherwise noted in footnote 6, the amounts in column (i) represent shares of restricted stock granted under the 2011 Equity Ownership Plan.  Shares of restricted stock vest one-third on each of the first through third anniversaries of the grant, have voting rights, and accrue dividends during the vesting period.

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

(6)	In August 2015, Mr. Marsh was awarded 21,100 restricted stock units under the 2015 Equity Ownership Plan. The restricted stock units will vest on August 3, 2020.

2015 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each Named Executive Officer, unexercised options, restricted stock that has not vested, and equity incentive plan awards outstanding as of the end of 2015.

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Theodore H.	—	22,600(1)		$89.90	1/29/2025
Bunting, Jr.	9,500	19,000(2)		$63.17	1/30/2024
	26,666	13,334(3)		$64.60	1/31/2023
	9,000	—		$71.30	1/26/2022
	6,800	—		$72.79	1/27/2021
	14,500	—		$77.10	1/28/2020
	12,000	—		$77.53	1/29/2019
	18,000	—		$108.20	1/24/2018
	10,000	—		$91.82	1/25/2017
	5,000	—		$68.89	1/26/2016
								1,638(4)	$111,974
								9,400(5)	$642,584
						4,800(6)	$328,128
						3,000(7)	$205,080
						1,667(8)	$113,956

Leo P.	—	88,000(1)		$89.90	1/29/2025
Denault	35,333	70,667(2)		$63.17	1/30/2024
	33,333	16,667(3)		$64.60	1/31/2023
	30,000	—		$71.30	1/26/2022
	25,000	—		$72.79	1/27/2021
	50,000	—		$77.10	1/28/2020
	45,000	—		$77.53	1/29/2019
	50,000	—		$108.20	1/24/2018
	60,000	—		$91.82	1/25/2017
	50,000	—		$68.89	1/26/2016
								8,275(4)	$565,679
								40,000(5)	$2,734,400

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
						12,000(6)	$820,320
						9,267(7)	$633,492
						2,000(8)	$136,720

Haley R.	—	4,500(1)		$89.90	1/29/2025
Fisackerly	—	3,867(2)		$63.17	1/30/2024
	—	2,000(3)		$64.60	1/31/2023
	1,534	—		$71.30	1/26/2022
	2,900	—		$72.79	1/27/2021
	9,000	—		$77.10	1/28/2020
	3,800	—		$77.53	1/29/2019
	5,000	—		$108.20	1/24/2018
	2,500	—		$91.82	1/25/2017
								363(4)	$24,815
								2,200(5)	$150,392
						850(6)	$58,106
						934(7)	$63,848
						467(8)	$31,924

Andrew S.	—	24,000(1)		$89.90	1/29/2025
Marsh	11,666	23,334(2)		$63.17	1/30/2024
	21,333	10,667(3)		$64.60	1/31/2023
	10,000	—		$71.30	1/26/2022
	4,000	—		$72.79	1/27/2021
	9,100	—		$77.10	1/28/2020
	8,000	—		$77.53	1/29/2019
	10,000	—		$108.20	1/24/2018
	5,000	—		$91.82	1/25/2017
	5,000	—		$68.89	1/26/2016
								1,638(4)	$111,974
								9,400(5)	$642,584
						5,000(6)	$341,800
						3,267(7)	$223,332
						1,334(8)	$91,192
						21,100(9)	$1,442,396

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Phillip R.	—	5,000(1)		$89.90	1/29/2025
May, Jr.	2,666	5,334(2)		$63.17	1/30/2024
	4,000	2,000(3)		$64.60	1/31/2023
	4,600	—		$71.30	1/26/2022
	2,900	—		$72.79	1/27/2021
	6,000	—		$77.10	1/28/2020
	4,700	—		$77.53	1/29/2019
	6,500	—		$108.20	1/24/2018
	5,000	—		$91.82	1/25/2017
	4,500	—		$68.89	1/26/2016
								513(4)	$35,069
								3,100(5)	$211,916
						850(6)	$58,106
						1,200(7)	$82,032
						467(8)	$31,924

Hugh T.	—	3,600(1)		$89.90	1/29/2025
McDonald	1,833	3,667(2)		$63.17	1/30/2024
	4,000	2,000(3)		$64.60	1/31/2023
	4,600	—		$71.30	1/26/2022
	2,900	—		$72.79	1/27/2021
	4,600	—		$77.10	1/28/2020
	4,500	—		$77.53	1/29/2019
	7,000	—		$108.20	1/24/2018
	12,000	—		$91.82	1/25/2017
	7,500	—		$68.89	1/26/2016
								363(4)	$24,815
								2,200(5)	$150,392
						700(6)	$47,852
						867(7)	$59,268
						467(8)	$31,924

Sallie T.	—	3,800(1)		$89.90	1/29/2025
Rainer	1,933	3,867(2)		$63.17	1/30/2024
	3,866	1,934(3)		$64.60	1/31/2023
	2,500	—		$77.10	1/28/2020
	1,200	—		$77.53	1/29/2019

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
	2,300	—		$108.20	1/24/2018
	2,000	—		$91.82	1/25/2017
	2,500	—		$68.89	1/26/2016
								363(4)	$24,815
								2,200(5)	$150,392
						750(6)	$51,270
						934(7)	$63,848
						467(8)	$31,924

Charles L.	—	4,500(1)		$89.90	1/29/2025
Rice, Jr.	1,733	3,467(2)		$63.17	1/30/2024
	3,333	1,667(3)		$64.60	1/31/2023
	4,600	—		$71.30	1/26/2022
	2,900	—		$72.79	1/27/2021
								363(4)	$24,815
								2,200(5)	$150,392
						750(6)	$51,270
						767(7)	$52,432
						400(8)	$27,344

Roderick	—	23,000(1)		$89.90	1/29/2025
K. West	12,000	24,000(2)		$63.17	1/30/2024
	26,666	13,334(3)		$64.60	1/31/2023
	30,000	—		$71.30	1/26/2022
	7,000	—		$77.10	1/28/2020
	5,000	—		$77.53	1/29/2019
	8,000	—		$108.20	1/24/2018
	12,000	—		$91.82	1/25/2017
								1,638(4)	$111,974
								9,400(5)	$642,584
						4,700(6)	$321,292
						4,000(7)	$273,440
						1,667(8)	$113,956
						21,000(10)	$1,435,560

(1)	Consists of options that vested or will vest as follows: 1/3 of the options granted vest on each of 1/29/2016, 1/29/2017, and 1/29/2018.

(2)	Consists of options that vested or will vest as follows: 1/2 of the remaining unexercisable options vest on each of 1/30/2016 and 1/30/2017.

(3)	The remaining unexercisable options vested on 1/31/2016.

(4)
Consists of performance units that will vest on December 31, 2017 based on Entergy Corporation’s total shareholder return performance over the 2015-2017 performance period, as described under “What Entergy Corporation Pays and Why- Executive Compensation Elements - Long-Term Incentive Compensation - Performance Unit Program” in Compensation Discussion and Analysis.

(5)	Consists of performance units that will vest on December 31, 2016 based on Entergy Corporation’s total shareholder return performance over the 2014-2016 performance period.

(6)	Consists of shares of restricted stock that vested or will vest as follows: 1/3 of the shares of restricted stock granted vest on each of 1/29/2016, 1/29/2017, and 1/29/2018.

(7)	Consists of shares of restricted stock that vested or will vest as follows: 1/2 of the shares of restricted stock granted vest on each of 1/30/2016 and 1/30/2017.

(8)	Consists of shares of restricted stock that vested on 1/31/2016.

(9)	Consists of restricted stock units granted under the 2015 Equity Ownership Plan which will vest on August 3, 2020.

(10)	Consists of restricted stock units granted under the 2011 Equity Ownership Plan which will vest on May 1, 2018.

2015 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2015 for the Named Executive Officers.

	Options Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Theodore H. Bunting, Jr.	—	$—	6,044(1)	$519,185

Leo P. Denault	—	$—	18,611(1)	$1,479,832

Haley R. Fisackerly	3,933	$52,946	1,877(1)	$166,112

Andrew S. Marsh	—	$—	5,565(1)	$471,926

Phillip R. May, Jr.	—	$—	2,316(1)	$199,139

Hugh T. McDonald	—	$—	1,878(1)	$166,588

Sallie T. Rainer	—	$—	1,911(1)	$169,607

Charles L. Rice, Jr.	—	$—	1,677(1)	$146,877

Roderick K. West	17,000	$159,346	7,178(1)	$630,108

(1)
Represents the value of performance units for the 2013-2015 performance period (payable solely in shares based on the closing stock price of Entergy Corporation on the date of vesting) under the Performance Unit Program and the vesting of shares of restricted stock in 2015.

2015 Pension Benefits

The following table shows the present value as of December 31, 2015, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the financial statements.  Additional information regarding these retirement plans follows this table.  In addition, this section includes information regarding early retirement options under the plans.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2015
Theodore H. Bunting, Jr. (1)	Non-qualified System Executive Retirement Plan	27.86	$4,940,000	$—
	Qualified defined benefit plan	27.86	$969,200	$—

Leo P. Denault (2)	Non-qualified System Executive Retirement Plan	31.83	$14,323,900	$—
	Qualified defined benefit plan	16.83	$564,100	$—

Haley R. Fisackerly	Non-qualified System Executive Retirement Plan	20.08	$944,500	$—
	Qualified defined benefit plan	20.08	$539,800	$—

Andrew S. Marsh	Non-qualified System Executive Retirement Plan	17.37	$2,297,400	$—
	Qualified defined benefit plan	17.37	$349,100	$—

Phillip R. May, Jr.	Non-qualified System Executive Retirement Plan	29.56	$1,638,600	$—
	Qualified defined benefit plan	29.56	$884,200	$—

Hugh T. McDonald (1)	Non-qualified System Executive Retirement Plan	33.93	$1,734,000	$—
	Qualified defined benefit plan	32.44	$1,150,500	$—

Sallie T. Rainer (1)	Non-qualified System Executive Retirement Plan	31.38	$964,600	$—
	Qualified defined benefit plan	31.00	$1,024,400	$—

Charles L. Rice, Jr.	Non-qualified System Executive Retirement Plan	6.47	$340,400	$—
	Qualified defined benefit plan	6.47	$177,700	$—

Roderick K. West	Non-qualified System Executive Retirement Plan	16.75	$3,374,600	$—
	Qualified defined benefit plan	16.75	$387,500	$—

(1)	Service under the non-qualified System Executive Retirement Plan is granted from date of hire. Qualified plan benefit service is granted from the later of date of hire or plan participation date.

(2)
During 2006, Mr. Denault entered into an agreement granting him an additional 15 years of service and permission to retire under the non-qualified System Executive Retirement Plan in the event his employment is terminated by Entergy other than for cause (as defined in the retention agreement), by Mr. Denault for good reason (as defined in the retention agreement), or on account of his death or disability. His retention agreement also provides that if he terminates employment for any other reason, he shall be entitled to the additional 15 years of service under the non-qualified System Executive Retirement Plan if his employer grants him permission to retire. The additional 15 years increases the present value of his benefit by $3,083,700.

Qualified Retirement Benefits

Defined Benefit Pension Plan

The qualified retirement plan in which the Named Executive Officers participate is a funded, tax-qualified, noncontributory defined benefit pension plan that provides benefits to most of the non-bargaining unit employees of Entergy System Companies.  All Named Executive Officers are participants in this plan.  Benefits under the tax-qualified pension plan are calculated as an annuity payable at age 65 and generally equal to 1.5% of a participant’s Final Average Monthly Earnings (FAME) multiplied by years of service (not to exceed 40).  “Earnings” for purposes of calculating FAME generally includes the employee’s base salary and eligible annual incentive award and excludes all other bonuses. FAME is calculated using the employee’s average monthly Earnings for the 60 consecutive months in which the employee’s earnings were highest during the 120 month period immediately preceding the employee’s retirement and includes up to 5 annual bonuses paid during the 60 month period.  Benefits under the tax-qualified plan are payable monthly after attainment of at least age 55 and after separation from an Entergy System company, subject to a reduction for early commencement, as described below.  The amount of annual earnings that may be considered in calculating benefits under the tax-qualified pension plan is limited by federal law.  Participants are 100% vested in their benefit upon completing 5 years of vesting service or upon attainment of age 65 while an active participant in the plan.  Contributions to the pension plan are made entirely by the Entergy System company employer and are paid into a trust fund from which the benefits of participants will be paid.

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

Mr. Denault, Mr. Bunting, and Mr. McDonald are eligible for subsidized early retirement benefits.
401(k) Savings Plan
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

All of the Named Executive Officers participate in both the Pension Equalization Plan and the System Executive Retirement Plan.

The Pension Equalization Plan
The Pension Equalization Plan is a non-qualified unfunded restoration retirement plan that provides for the payment to participants from Entergy Corporation’s general assets of a single lump sum cash distribution upon separation from service generally equal to the actuarial present value of the difference between the amount that would have been payable as an annuity under the tax-qualified pension plan, but for Internal Revenue Code limitations on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and the amount actually payable as an annuity under the tax-qualified pension plan. The Pension Equalization Plan also takes into account as eligible earnings certain incentive awards paid under the Annual Incentive Plan and includes supplemental credited service granted to a participant in calculating his or her benefit. Participants receive their Pension Equalization Plan benefit in the form of a single sum cash distribution. The benefits under this plan are offset by benefits payable from the qualified retirement plan and may be offset by prior employer benefits. The Pension Equalization Plan benefit attributable to supplemental credited service is not vested until age 65. Subject to the prior written consent of the Entergy System company employer (which consent is deemed given if the participant’s employment is terminated within twenty-four months following a change in control by the employer without “Cause” or by the participant for “Good Reason,” each as defined in the plan), an employee with supplemental credited service who terminates employment prior to age 65 may be vested in his or her benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Code Section 409A. Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.
Effective July 1, 2014, participants in the Pension Equalization Plan are no longer provided with supplemental credited service unless the grant of supplemental credited service was approved and accepted in writing by the plan administrator prior to July 1, 2014. In addition, the Pension Equalization Plan was amended effective July 1, 2014 to provide that employees who participate in the Entergy Corporation’s cash balance pension plan adopted June 30, 2014 are not eligible to participate in the Pension Equalization Plan and instead are eligible to participate in a new cash balance restoration plan.

The System Executive Retirement Plan

The System Executive Retirement Plan is a non-qualified supplemental retirement plan that provides for a single sum payment at age 65. Like the Pension Equalization Plan, the System Executive Retirement Plan is designed to provide for the payment to participants from Entergy Corporation's general assets of a single-sum cash distribution upon the participant’s separation from service. The single-sum benefit is generally equal to the actuarial present value of a specified percentage of the participant’s “Final Average Monthly Compensation” (which is generally 1/36th of the sum of the participant’s annual rate of base salary and Annual Incentive Plan award for the 3 highest years during the last 10 years preceding termination of employment), after first being reduced by the value of the participant’s tax-qualified retirement plan benefit and typically any prior employer pension benefit available to the participant.
While the System Executive Retirement Plan has a replacement ratio schedule from one year of service to the maximum of 30 years of service, the table below offers a sample ratio at 20 and 30 years of service.

Years of Service	Executives at Management Level 1	Executives at Management Levels 2 and 3	Executives at Management Level 4
20 Years	55.0%	50.0%	45.0%
30 years	65.0%	60.0%	55.0%
The System Executive Retirement Plan benefit is not vested until age 65. Subject to the prior written consent of the Entergy System company employer, an employee who terminates his or her employment prior to age 65 may be vested in the System Executive Retirement Plan benefit, with payment of the lump sum benefit generally at separation from service unless delayed six months under Code Section 409A.  Benefits payable prior to age 65 are subject to the same reductions as qualified plan benefits.  Further, in the event of a change in control, participants whose employment is terminated without “Cause” or by the employee for “Good Reason,” as each is defined in the Plan are also eligible for a subsidized lump sum benefit payment, even if they do not currently meet the age or service requirements for early retirement under that plan or have company permission to separate from employment. Such lump sum benefit is payable generally at separation from service unless delayed six months under Code Section 409A.

2015 Non-qualified Deferred Compensation

The Executive Deferred Compensation Plan, the 2007 Equity Ownership Plan and Long-Term Cash Incentive Plan, and the 2011 Equity Ownership Plan allow for the deferral of compensation for the Named Executive Officers.  As of December 31, 2015, none of the Named Executive Officers had deferred compensation balances under the equity ownership plans or the Executive Deferred Compensation Plan.

As of December 31, 2015, Mr. May had a deferred account balance under a frozen Defined Contribution Restoration Plan.  The amount is deemed invested, as chosen by the participant, in certain T. Rowe Price investment funds that are also available to the participant under the Savings Plan.  Mr. May has elected to receive the deferred account balance after he retires. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Internal Revenue Code.

Defined Contribution Restoration Plan

Name	Executive Contributions in 2015	Registrant Contributions in 2015	Aggregate Earnings in 2015(1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2015
(a)	(b)	(c)	(d)	(e)	(f)

Phillip R. May, Jr.	$—	$—	($147)	$—	$1,574

(1)	Amounts in this column are not included in the Summary Compensation Table.

2015 Potential Payments upon Termination or Change in Control

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
The tables below reflect the amount of compensation each of the Named Executive Officers would have received if his or her employment with an Entergy System company had been terminated under various scenarios as of December 31, 2015. For purposes of these tables, Entergy Corporation assumed that its stock price was $68.36, the closing market price on that date.

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Change in Control	Termination Related to a Change in Control
Theodore H. Bunting, Jr. (1)(3)

Severance Payment(5)	—	—	—	—	—	—	—	$3,110,593
Performance Units:(7)
2014-2016 Performance Unit Program	—	—	—	$428,412	$428,412	$428,412	—	$386,234
2015-2017 Performance Unit Program	—	—	—	$149,230	$149,230	$149,230	—	$386,234
Unvested Stock Options(8)	—	—	—	$148,743	$148,743	$148,743	—	$148,743
Unvested Restricted Stock(9)	—	—	—	—	$329,017	$329,017	—	$700,133
Welfare Benefits(10)	—	—	—	—	—	—	—	—

Leo P. Denault (1)(2)

Severance Payment(5)	—	—	—	—	—	—	—	$7,696,260
Performance Units:(6)(7)
2014-2016 Performance Unit Program	—	—	$1,808,122	$1,822,956	$1,808,122	$1,808,122	—	$1,808,122
2015-2017 Performance Unit Program	—	—	$1,808,122	$754,216	$1,808,122	$1,808,122	—	$1,808,122
Unvested Stock Options(8)	—	—	—	$429,427	$429,427	$429,427	—	$429,427
Unvested Restricted Stock(9)	—	—	—	—	$726,735	$726,735	—	$1,711,744
Welfare Benefits(10)	—	—	—	—	—	—	—	—

Haley Fisackerly (4)

Severance Payment(5)	—	—	—	—	—	—	—	$434,607
Performance Units:(7)
2014-2016 Performance Unit Program	—	—	—	—	$100,284	$100,284	—	$92,286
2015-2017 Performance Unit Program	—	—	—	—	$33,018	$33,018	—	$92,286
Unvested Stock Options(8)	—	—	—	—	$27,588	$27,588	—	$27,588
Unvested Restricted Stock(9)	—	—	—	—	$84,493	$84,493	—	$167,702
Welfare Benefits(11)	—	—	—	—	—	—	—	$19,234

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Change in Control	Termination Related to a Change in Control
Andrew S. Marsh (4)

Severance Payment(5)	—	—	—	—	—	—	—	$2,734,105
Performance Units:(7)
2014-2016 Performance Unit Program	—	—	—	—	$428,412	$428,412	—	$386,234
2015-2017 Performance Unit Program	—	—	—	—	$149,230	$149,230	—	$386,234
Unvested Stock Options(8)	—	—	—	—	$161,207	$161,207	—	$161,207
Unvested Restricted Stock(9)	—	—	—	—	$318,353	$318,353	—	$708,200
Welfare Benefits(11)	—	—	—	—	—	—	—	$28,851
Unvested Stock Units(12)	—	—	—	—	1,442,396	1,442,396	—	$1,442,396

Phillip R. May, Jr. (4)

Severance Payment(5)	—	—	—	—	—	—	—	$1,108,000
Performance Units:(7)
2014-2016 Performance Unit Program	—	—	—	—	$141,300	$141,300	—	$167,482
2015-2017 Performance Unit Program	—	—	—	—	$46,690	$46,690	—	$167,482
Unvested Stock Options(8)	—	—	—	—	$35,200	$35,200	—	$35,200
Unvested Restricted Stock(9)	—	—	—	—	$93,585	$93,585	—	$187,628
Welfare Benefits(11)	—	—	—	—	—	—	—	$28,851

Hugh T. McDonald (1)(3)

Severance Payment(5)	—	—	—	—	—	—	—	$540,181
Performance Units:(7)
2014-2016 Performance Unit Program	—	—	—	$100,284	$100,284	$100,284	—	$92,286
2015-2017 Performance Unit Program	—	—	—	$33,018	$33,018	$33,018	—	$92,286
Unvested Stock Options(8)	—	—	—	$26,550	$26,550	$26,550	—	$26,550
Unvested Restricted Stock(9)	—	—	—	—	$78,819	$78,819	—	$151,935
Welfare Benefits(11)	—	—	—	—	—	—	—	—

Sallie T. Rainer (4)

Severance Payment(5)	—	—	—	—	—	—	—	$430,185
Performance Units:(7)
2014-2016 Performance Unit Program	—	—	—	—	$100,284	$100,284	—	$92,286
2015-2017 Performance Unit Program	—	—	—	—	$33,018	$33,018	—	$92,286
Unvested Stock Options(8)	—	—	—	—	$27,337	$27,337	—	$27,337
Unvested Restricted Stock(9)	—	—	—	—	$82,305	$82,305	—	$160,537
Welfare Benefits(11)	—	—	—	—	—	—	—	$19,234

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Change in Control	Termination Related to a Change in Control
Charles R. Rice, Jr (4)

Severance Payment(5)	—	—	—	—	—	—	—	$375,858
Performance Units:(7)
2014-2016 Performance Unit Program	—	—	—	—	$100,284	$100,284	—	$92,286
2015-2017 Performance Unit Program	—	—	—	—	$33,018	$33,018	—	$92,286
Unvested Stock Options(8)	—	—	—	—	$24,259	$24,259	—	$24,259
Unvested Restricted Stock(9)	—	—	—	—	$71,641	$71,641	—	$142,743
Welfare Benefits(11)	—	—	—	—	—	—	—	$19,234

Roderick K. West (4)

Severance Payment(5)	—	—	—	—	—	—	—	$3,268,593
Performance Units:(7)
2014-2016 Performance Unit Program	—	—	—	—	$428,412	$428,412	—	$386,234
2015-2017 Performance Unit Program	—	—	—	—	$149,230	$149,230	—	$386,234
Unvested Stock Options(8)					$174,693	$174,693	—	$174,693
Unvested Restricted Stock(9)	—	—	—	—	$361,078	$361,078	—	$767,877
Welfare Benefits(11)	—	—	—	—	—	—	—	$28,851
Unvested Restricted Units(13)	—	—	$1,435,560	—	—	—	—	$1,435,560

(1)	As of December 31, 2015, Mr. Bunting, Mr. Denault, and Mr. McDonald are retirement eligible and would retire rather than voluntarily resign.
Pension Benefits

(2)
In addition to the payments and benefits in the table, Mr. Denault also would have been entitled to receive his vested pension benefits. If Mr. Denault’s employment was terminated by Entergy Corporation other than for cause, by Mr. Denault for good reason or on account of his death or disability, he would also be eligible for certain additional retirement benefits. Otherwise, if Mr. Denault’s employment was terminated for cause or he was to retire from Entergy Corporation before age 65 without the permission of his Entergy System employer, he would not receive a benefit under the System Executive Retirement Plan. For a description of these benefits, see “2015 Pension Benefits.”

(3)
In addition to the payments and benefits in the table, Mr. Bunting and Mr. McDonald each would have been eligible to retire and entitled to receive his vested pension benefits. For a description of the pension benefits available, see “2015 Pension Benefits.” In the event of a termination by Entergy Corporation without cause or by the executive for good reason in connection with a change in control, Mr. Bunting and Mr. McDonald each would be eligible for subsidized early retirement benefits under the System Executive Retirement Plan even if he does not have permission from his Entergy System employer to separate from employment. If Mr. Bunting’s and Mr. McDonald’s employment were terminated for cause or they were to retire from Entergy Corporation before age 65 without the permission of their Entergy System employer, they would not receive a benefit under the System Executive Retirement Plan.

(4)
In addition to the payments and benefits in the table, if a Named Executive Officer’s, other than Messrs. Denault, Bunting, and McDonald, employment were terminated under certain conditions relating to a change in control, each also would have been entitled to receive his or her vested pension benefits upon attainment of age 55 and would have been eligible for early retirement benefits under the System Executive Retirement Plan calculated using early retirement reduction factors. For a description of the pension benefits, see “2015 Pension Benefits.” If a Named Executive Officer’s, other than Messrs. Denault, Bunting, and McDonald, employment were terminated for cause or each were to resign from Entergy Corporation before age 65 without the permission of his or her Entergy System employer, each would not receive a benefit under the System Executive Retirement Plan.
Severance Payments

(5)
In the event of a termination (not due to death or disability) by the executive for good reason or by Entergy Corporation not for cause during the period beginning upon the occurrence of a “potential change in control” (as defined in the System Executive Continuity Plan) and ending on the 2nd anniversary of a change in control, each Named Executive Officer would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to for Messrs. Denault, Bunting, Marsh, and West 2.99 times the product of, for Mr. May 2 times the product of, and Messrs. Fisackerly, McDonald, Rice, and Ms. Rainer the product of 1 time the sum of (a) his or her annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) his or her annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive for 2013 and 2014 (the two calendar years immediately preceding the calendar year in which his or her termination occurs). For purposes of this table, we assume the following target opportunity and base salary:

Named Executive Officer	Target Opportunity	Base Salary
Theodore H. Bunting, Jr.	70%	$611,960
Leo P. Denault	120%	$1,170,000
Haley R. Fisackerly	40%	$310,434
Andrew S. Marsh	70%	$537,892
Phillip R. May	60%	$346,250
Hugh T. McDonald	50%	$360,121
Sallie T. Rainer	40%	$307,275
Charles L. Rice, Jr.	40%	$268,470
Roderick K. West	70%	$643,044
Performance Units

(6)
In the event of a termination due to death or disability, by Mr. Denault for good reason, or by Entergy Corporation not for cause (in all cases, regardless of whether there is a change in control), Mr. Denault would have forfeited his performance units for all open performance periods and would have been entitled to receive a single-lump sum calculated using the average annual number of performance units he would have been entitled to receive under the Performance Unit Program with respect to the two most recent performance periods preceding the calendar year in which his termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. Denault’s payment was calculated by taking an average of the target performance units from the 2011-2013 Performance Unit Program (26,000 units) and the 2012-2014 Performance Unit Program (26,900 units). This average number of units (26,450 units) multiplied by the closing price of Entergy Corporation stock on December 31, 2015 ($68.36) would equal a payment of $1,808,122 for the forfeited performance units.

(7)
In the event of a qualifying termination related to a change in control, each Named Executive Officer would have forfeited his or her performance units for the 2014-2016 and 2015-2017 performance periods and would have been entitled to receive, pursuant to the 2011 Equity Ownership Plan, a single-lump sum payment that would not be based on any outstanding performance periods. For both the 2014-2016 and 2015-2017 performance periods, the payment would have been calculated using the average annual number of performance units he or she would have been entitled to receive under each Performance Unit Program with respect to the two most recent performance periods preceding (but not including) the calendar year in which his or her termination occurs, assuming all performance goals were achieved at target multiplied by the closing price of Entergy Corporation stock on December 31, 2015. For purposes of the table, the value of Mr. Denault’s severance payment was calculated by taking an average of the target performance units from the 2011-2013 Performance Unit Program (26,000 units) and the 2012-2014 Performance Unit Program (26,900 units). This average number of units (26,450 units) multiplied by the closing price of Entergy Corporation stock on December 31, 2015 ($68.36) would equal a severance payment of $1,808,122 for the forfeited performance units.

The value of the severance payment for Mr. Bunting, Mr. Marsh, and Mr. West was calculated by taking an average of the target performance units from the 2011-2013 Performance Unit Program (5,900 units) and the 2012-2014 Performance Unit Program (5,400 units). This average number of units (5,650 units) multiplied by the closing price of Entergy Corporation stock on December 31, 2015 ($68.36) would equal a severance payment of $386,234 for the forfeited performance units.

The value of the severance payment for Mr. May was calculated by taking an average of the target performance units from the 2011-2013 Performance Unit Program (2,500 units) and the 2012-2014 Performance Unit Program (2,400 units). This average number of units (2,450 units) multiplied by the closing price of Entergy Corporation stock on December 31, 2015 ($68.36) would equal a severance payment of $167,482 for the forfeited performance units.

The value of the severance payment for Mr. Fisackerly, Mr. McDonald, Ms. Rainer, and Mr. Rice was calculated by taking an average of the target performance units from the 2011-2013 Performance Unit Program (1,200 units) and the 2012-2014 Performance Unit Program (1,500 units). This average number of units (1,350 units) multiplied by the closing price of Entergy Corporation stock on December 31, 2015 ($68.36) would equal a severance payment of $92,286 for the forfeited performance units.

In the event of death or disability, other than Mr. Denault, or retirement in the case of Mr. Denault, Mr. Bunting, or Mr. McDonald, each Named Executive Officer would not have forfeited his or her performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his or her number of months of participation in each open Performance Unit Program performance cycle, in accordance with his or her grant agreement under the Performance Unit Program. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the value of the awards was calculated as follows:

Mr. Denault’s:
2014 - 2016 Plan - 26,667 (24/36*40,000) performance units at target, assuming a stock price of $68.36
2015 - 2017 Plan - 11,033 (12/36*33,100) performance units at target, assuming a stock price of $68.36

Messrs. Bunting’s, Marsh’s, and Mr. West’s:
2014 - 2016 Plan - 6,267 (24/36*9,400) performance units at target, assuming a stock price of $68.36
2015 - 2017 Plan - 2,183 (12/36*6,550) performance units at target, assuming a stock price of $68.36

Mr. May’s:
2014 - 2016 Plan - 2,067 (24/36*3,100) performance units at target, assuming a stock price of $68.36
2015 - 2017 Plan - 683 (12/36*2,050) performance units at target, assuming a stock price of $68.36

Mr. Fisackerly’s, Mr. McDonald’s, Ms. Rainer’s, and Mr. Rice’s:
2014 - 2016 Plan - 1,467 (24/36*2,200) performance units at target, assuming a stock price of $68.36
2015 - 2017 Plan - 483 (12/36*1,450) performance units at target, assuming a stock price of $68.36

Unvested Stock Options

(8)
In the event of death or disability or qualifying termination related to a change in control or retirement in the case of Mr. Denault, Mr. Bunting, or Mr. McDonald, all of the unvested stock options of each Named Executive Officer would immediately vest pursuant to the 2011 Equity Ownership Plan. In addition, each would be entitled to exercise his or her stock options for the remainder of the ten-year period extending from the grant date of the options. For purposes of this table, it is assumed that the Named Executive Officers exercised their options immediately upon vesting and received proceeds equal to the difference between the closing price of Entergy Corporation common stock on December 31, 2015, and the applicable exercise price of each option share.
Unvested Restricted Stock

(9)
In the event of death or disability (pursuant to the 2011 Equity Ownership Plan), each Named Executive Officer would immediately vest in a pro-rated portion of his or her unvested restricted stock that was otherwise scheduled to become vested on the immediately following twelve (12)-month grant date anniversary date (as well as dividends declared on the pro-rated portion of such restricted stock) pursuant to the 2011 Equity Ownership Plan. The pro-rated vested portion would be determined based on the number of days between the most recent preceding twelve (12)-month grant date anniversary date and the date of his or her death or disability. In the event of his or her qualifying termination related to a change in control, the Named Executive Officers would immediately vest in all of their unvested restricted stock (as well as dividends declared on such restricted stock).

Welfare Benefits

(10)
Upon retirement, Mr. Denault, Mr. Bunting, and Mr. McDonald would be eligible for retiree medical and dental benefits, the same as all other retirees. Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Messrs. Denault, Bunting, and McDonald would not be eligible to receive Entergy Corporation subsidized COBRA benefits.

(11)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Marsh, Mr. May, and Mr. West would be eligible to receive Entergy Corporation-subsidized COBRA benefits for 18 months and Mr. Fisackerly, Ms. Rainer, and Mr. Rice would be eligible to receive Entergy Corporation-subsidized COBRA benefits for 12 months.

Restricted Stock Units

(12)
Mr. Marsh’s 21,100 restricted stock units vest 100% in 2020. Pursuant to his restricted stock unit agreement, any unvested restricted stock units will vest immediately in the event of his termination of employment due to Mr. Marsh’s total disability or death. In the event of a change in control, the units will vest upon termination of Mr. Marsh’s employment by Entergy Corporation without cause or by Mr. Marsh with good reason during a change in control period (as defined in the 2015 Equity Ownership Plan). Otherwise, if Mr. Marsh voluntarily resigns or is terminated, he would forfeit these units.

(13)
Mr. West’s 21,000 restricted stock units vest 100% in 2018. Pursuant to his restricted stock unit agreement, any unvested restricted stock units will vest immediately in the event of a termination for a reason other than cause, total disability or death. In the event of a change in control, the units will vest upon termination of Mr. West’s employment by Entergy Corporation without cause or by Mr. West with good reason during a change in control period (as defined in the 2011 Equity Ownership Plan). If Mr. West voluntarily resigns or is terminated for cause, he would forfeit these units.

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

A potential change in control includes the following events:

•	Entergy Corporation or an affiliate enters into an agreement the consummation of which would constitute a change in control;

•	Entergy Corporation Board adopts resolutions determining that, for purposes of the System Executive Continuity Plan, a potential change in control has occurred;

•	an Entergy System Company or other person or entity publicly announces an intention to take actions that would constitute a change in control; or

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
 Voluntary Resignation
If a Named Executive Officer voluntarily resigns from his or her Entergy System company employer, he or she is entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits (if any) and other post-employment benefits on terms consistent with those generally available to our other salaried employees. In the case of voluntary resignation, the officer would forfeit all unvested stock options, shares of restricted stock and restricted units as well as any perquisites to which he or she is entitled as an officer. In addition, the officer would forfeit, except as described below, his or her right to receive incentive payments under any outstanding performance periods under the Long-Term Performance Unit Program or the Annual Incentive Plan. If the officer resigns after the completion of an Annual Incentive Plan or Long-Term Performance Unit Program performance period, he or she could receive a payout under the Long-Term Performance Unit Program based on the outcome of the performance cycle and could, at the Company’s discretion, receive an annual incentive payment under the Annual Incentive Plan. Any vested stock options held by the officer as of the separation date will expire the earlier of ten years from date of grant or 90 days from the last day of active employment.
Retirement
Under our retirement plans, a Named Executive Officer’s eligibility for retirement benefits is based on a combination of age and years of service. Normal retirement is defined as age 65. Early retirement is defined under the qualified retirement plan as minimum age 55 with 10 years of service and in the case of the System Executive Retirement Plan and the supplemental credited service under the Pension Equalization Plan, the consent of the Entergy System company employer.
Upon a Named Executive Officer’s retirement, he or she is generally entitled to all accrued benefits and compensation as of the separation date, including qualified pension benefits and other post-employment benefits consistent with those generally available to salaried employees. The annual incentive payment under the Annual Incentive Plan is pro-rated based on the actual number of days employed during the performance year in which the retirement date occurs. Similarly, payments under the Long-Term Performance Unit Program for those retiring with a minimum 12 months of participation are pro-rated based on the actual full months of participation, in each outstanding performance cycle, in which the retirement date occurs. In each case, payments are delivered at the conclusion of each annual or performance cycle, consistent with the timing of payments to active participants in the Annual Incentive Plan and the Long-Term Performance Unit Program, respectively. Unvested stock options issued under our equity ownership plans vest on the retirement date and expire ten years from the grant date of the options. Any restricted stock and restricted stock units (other than those issued under the Long-Term Performance Unit Program) held by the executive upon his or her retirement are forfeited, and perquisites are not available following the separation date.
Disability
If a Named Executive Officer’s employment is terminated due to disability, he or she generally is entitled to the same compensation and separation benefits described above under “Retirement,” except that restricted stock and restricted stock units may be subject to specific disability benefits (as noted, where applicable, in the tables above).

Death
If a Named Executive Officer dies while actively employed by an Entergy System company employer, he or she generally is entitled to the same compensation and separation benefits described above under “Retirement.”

For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading “Director Compensation,” which information is incorporated herein by reference.  The Boards of Directors of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are comprised solely of employee directors who receive no compensation for service as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, Entergy Texas and 100% of the outstanding common membership interests of registrant Entergy Louisiana.  The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation’s outstanding common stock is included under the heading “Persons Owning More Than Five Percent of Entergy Common Stock” in the Proxy Statement, which information is incorporated herein by reference.  The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

The following table sets forth the beneficial ownership of Common Stock of Entergy Corporation and stock-based units as of January 31, 2016 for all non-employee directors and Named Executive Officers.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of Common Stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)(2)	Options Exercisable Within 60 Days	Stock Units (3)
Entergy Corporation
Maureen S. Bateman*	19,053	—	—
Theodore H. Bunting, Jr.**	20,932	136,833	—
Patrick J. Condon*	797	—	—
Leo P. Denault***	86,985	409,999	—
Kirkland H. Donald*	3,309	—	—
Gary W. Edwards*	9,754	—	4,506
Philip L. Frederickson*	191	—	—
Alexis Herman*	10,969	—	—
Donald C. Hintz*	12,672	—	3,156
Stuart L. Levenick*	14,384	—	—
Blanche L. Lincoln*	6,951	—	—
Andrew S. Marsh**	46,180	109,433	—
William M. Mohl**	19,241	107,133	—
Karen A. Puckett*	797	—	—
W. J. Tauzin*	14,146	—	—
Roderick K. West**	31,927	133,666	—
Steven V. Wilkinson*	16,835	—	—
All directors and executive
officers as a group (22 persons)	389,062	1,159,028	7,662

Name	Shares (1)(2)	Options Exercisable Within 60 Days	Stock Units (3)
Entergy Arkansas
Theodore H. Bunting, Jr.***	20,932	136,833	—
Leo P. Denault**	86,985	409,999	—
Paul D. Hinnenkamp*	15,335	48,732	—
Andrew S. Marsh***	46,180	109,433	—
Hugh T. McDonald***	16,031	46,466	—
Roderick K. West**	31,927	133,666	—
All directors and executive
officers as a group (10 persons)	275,994	1,098,361	—

Entergy Louisiana
Theodore H. Bunting, Jr.***	20,932	136,833	—
Leo P. Denault**	86,985	409,999	—
Paul D. Hinnenkamp*	15,335	48,732	—
Andrew S. Marsh***	46,180	109,433	—
Phillip R. May, Jr.***	14,664	42,699	11
Roderick K. West**	31,927	133,666	—
All directors and executive
officers as a group (10 persons)	274,627	1,094,594	11

Entergy Mississippi
Theodore H. Bunting, Jr.***	20,932	136,833	—
Leo P. Denault**	86,985	409,999	—
Haley R. Fisackerly***	7,801	30,167	—
Paul D. Hinnenkamp*	15,335	48,732	—
Andrew S. Marsh***	46,180	109,433	—
Roderick K. West**	31,927	133,666	—
All directors and executive
officers as a group (9 persons)	254,520	1,007,096	—

Entergy New Orleans
Theodore H. Bunting, Jr.***	20,932	136,833	—
Leo P. Denault**	86,985	409,999	—
Paul D. Hinnenkamp*	15,335	48,732	—
Andrew S. Marsh***	46,180	109,433	—
Charles L. Rice, Jr.***	5,477	17,466	—
Roderick K. West**	31,927	133,666	—
All directors and executive
officers as a group (9 persons)	252,196	994,395	—

Name	Shares (1)(2)	Options Exercisable Within 60 Days	Stock Units (3)
Entergy Texas
Theodore H. Bunting, Jr.***	20,932	136,833	—
Leo P. Denault**	86,985	409,999	—
Paul D. Hinnenkamp*	15,335	48,732	—
Andrew S. Marsh***	46,180	109,433	—
Sallie T. Rainer***	10,267	18,932	—
Roderick K. West**	31,927	133,666	—
All directors and executive
officers as a group (9 persons)	256,986	995,861	—

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

(1)
The number of shares of Entergy Corporation common stock owned by each individual and by all non-employee directors and executive officers as a group does not exceed one percent of the outstanding shares of Entergy Corporation common stock.

(2)
For the non-employee directors, the balances include phantom units that are issued under the Service Recognition Program. All non-employee directors are credited with phantom units for each year of service on the Board. These phantom units do not have voting rights, accrue dividends, and will be settled in shares of Entergy common stock following the non-employee director’s separation from the Board.

(3)
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

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2015. Information is included for equity compensation plans approved by the stockholders and equity compensation plans not approved by the stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,399,820	$84.19	9,485,610
Equity compensation plans not approved by security holders(2)	—	—	—
Total	7,399,820	$84.19	9,485,610

(1)
Includes the Equity Ownership Plan, which was approved by the shareholders on May 15, 1998, the 2007 Equity Ownership Plan, the 2011 Equity Ownership Plan, and the 2015 Equity Ownership Plan.  The 2007 Equity

Ownership Plan was approved by Entergy Corporation shareholders on May 12, 2006, and 7,000,000 shares of Entergy Corporation common stock can be issued, with no more than 2,000,000 shares available for non-option grants.  The 2011 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 6, 2011, and 5,500,000 shares of Entergy Corporation common stock can be issued from the 2011 Equity Ownership Plan, with no more than 2,000,000 shares available for incentive stock option grants.  The 2015 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 8, 2015, and 6,900,000 shares of Entergy Corporation common stock can be issued from the 2015 Equity Ownership Plan, with no more than 1,500,000 shares available for incentive stock option grants.  The Equity Ownership Plan, the 2007 Equity Ownership Plan, the 2011 Equity Ownership Plan, and the 2015 Equity Ownership Plan (the “Plans”) are administered by the Personnel Committee of the Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors).  Eligibility under the Plans is limited to the non-employee directors and to the officers and employees of an Entergy System employer and any corporation 80% or more of whose stock (based on voting power) or value is owned, directly or indirectly, by Entergy Corporation.  The Plans provide for the issuance of stock options, restricted shares, equity awards (units whose value is related to the value of shares of the Common Stock but do not represent actual shares of Common Stock), performance awards (performance shares or units valued by reference to shares of Common Stock or performance units valued by reference to financial measures or property other than Common Stock), and other stock-based awards.

(2)
Entergy has a Board-approved stock-based compensation plan. However, effective May 9, 2003, the Board has directed that no further awards be issued under that plan. As of December 31, 2015, all options outstanding under the plan were either exercised or expired.

Item 13.  Certain Relationships and Related Transactions and Director Independence

For information regarding certain relationships, related transactions and director independence of Entergy Corporation, see the Proxy Statement under the headings “Corporate Governance at Entergy - Board Independence” and “Transactions with Related Persons,” which information is incorporated herein by reference.

Since January 1, 2015, none of the Subsidiaries or any of their affiliates has participated in any transaction involving an amount in excess of $120,000 in which any director or executive officer of any of the Subsidiaries, any nominee for director, or any immediate family member of the foregoing had a material interest as contemplated by Item 404(a) of Regulation S-K (“Related Party Transactions”).

Entergy Corporation’s Board of Directors has adopted written policies and procedures for the review, approval or ratification of Related Party Transactions.  Under these policies and procedures, the Corporate Governance Committee reviews the transaction and either approves or rejects the transaction after taking into account the following factors:

•	Whether the proposed transaction is on terms at least as favorable to Entergy Corporation or the subsidiary as those could be achieved with an unaffiliated third party;

•	Size of transaction and amount of consideration;

•	Nature of the interest;

•	Whether the transaction involves a conflict of interest;

•	Whether the transaction involves services available from unaffiliated third parties; and

•	Any other factors that the Corporate Governance Committee deems relevant.

The policy does not apply to (a) compensation and Related Party Transactions involving a director or an executive officer solely resulting from that person’s service as a director or employment with Entergy Corporation so long as the compensation is approved by Entergy Corporation’s Board of Directors, (b) transactions involving the rendering of services as a public utility at rates or charges fixed in conformity with law or governmental authority or (c) any other categories of transactions currently or in the future excluded from the reporting requirements of Item 404(a) of Regulation S-K.

None of the Subsidiaries are listed issuers.  As previously noted, the Boards of Directors of the Subsidiaries are composed solely of employee directors.  None of the Boards of Directors of any of the Subsidiaries has any committees.

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2015 and 2014 by Deloitte & Touche LLP were as follows:

	2015	2014
Entergy Corporation (consolidated)
Audit Fees	$9,312,255	$8,097,000
Audit-Related Fees (a)	970,000	1,135,000
Total audit and audit-related fees	10,282,255	9,232,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$10,282,255	$9,232,000
Entergy Arkansas
Audit Fees	$954,813	$984,813
Audit-Related Fees (a)	—	19,000
Total audit and audit-related fees	954,813	1,003,813
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$954,813	$1,003,813
Entergy Louisiana
Audit Fees	$1,873,042	$2,009,626
Audit-Related Fees (a)	390,000	750,000
Total audit and audit-related fees	2,263,042	2,759,626
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$2,263,042	$2,759,626
Entergy Mississippi
Audit Fees	$824,813	$869,813
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	824,813	869,813
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$824,813	$869,813

	2015	2014
Entergy New Orleans
Audit Fees	$977,652	$824,813
Audit-Related Fees (a)	225,000	—
Total audit and audit-related fees	1,202,652	824,813
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$1,202,652	$824,813
Entergy Texas
Audit Fees	$1,643,813	$1,004,813
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,643,813	1,004,813
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$1,643,813	$1,004,813
System Energy
Audit Fees	$824,813	$824,813
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	824,813	824,813
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$824,813	$824,813

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.

(b)	100% of fees paid in 2015 and 2014 were pre-approved by the Entergy Corporation Audit Committee.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)1.
Financial Statements and Independent Auditors’ Reports for Entergy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Table of Contents.

(a)2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm (see page 513)

Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3.	Exhibits

Exhibits for Entergy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Exhibit Index (see page E-1).  Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

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

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016

Leo P. Denault (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Maureen S. Bateman, Patrick J. Condon, Kirkland H. Donald, Gary W. Edwards, Philip L. Frederickson, Alexis M. Herman, Donald C. Hintz, Stuart L. Levenick, Blanche L. Lincoln, Karen A. Puckett, W. J. Tauzin, and Steven V. Wilkinson (Directors).

By: /s/ Alyson M. Mount	February 25, 2016
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

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016

Hugh T. McDonald (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Theodore H. Bunting, Jr. and Paul D. Hinnenkamp (Directors).

By: /s/ Alyson M. Mount	February 25, 2016
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

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Theodore H. Bunting, Jr. and Paul D. Hinnenkamp (Directors).

By: /s/ Alyson M. Mount	February 25, 2016
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

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Theodore H. Bunting, Jr. and Paul D. Hinnenkamp (Directors).

By: /s/ Alyson M. Mount	February 25, 2016
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

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016

Charles L. Rice, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Theodore H. Bunting, Jr. and Paul D. Hinnenkamp (Directors).

By: /s/ Alyson M. Mount	February 25, 2016
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

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016

Sallie T. Rainer (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Theodore H. Bunting, Jr. and Paul D. Hinnenkamp (Directors).

By: /s/ Alyson M. Mount	February 25, 2016
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

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2016

Theodore H. Bunting, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Steven C. McNeal and Timothy G. Mitchell (Directors).

By: /s/ Alyson M. Mount	February 25, 2016
(Alyson M. Mount, Attorney-in-fact)

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-190911 on Form S-3 and in Registration Statements Nos. 333-75097, 333-140183, 333-90914, 333-174148, 333-206556, and 333-204546 on Form S-8 of our reports dated February 25, 2016, relating to the consolidated financial statements and financial statement schedule of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2015.

We consent to the incorporation by reference in Registration Statement No. 333-190911-02 on Form S-3 of our reports dated February 25, 2016, relating to the consolidated financial statements and financial statement schedule of Entergy Arkansas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2015.

We consent to the incorporation by reference in Registration Statement No. 333-190911-07 on Form S-3 of our reports dated February 25, 2016, relating to the consolidated financial statements and financial statement schedule of Entergy Louisiana, LLC and Subsidiaries (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the business combination with Entergy Gulf States Louisiana, L.L.C.) appearing in this Annual Report on Form 10‑K of Entergy Louisiana, LLC for the year ended December 31, 2015.

We consent to the incorporation by reference in Registration Statement No. 333-190911-06 on Form S-3 of our reports dated February 25, 2016, relating to the financial statements and financial statement schedule of Entergy Mississippi, Inc. appearing in this Annual Report on Form 10-K of Entergy Mississippi, Inc. for the year ended December 31, 2015.

We consent to the incorporation by reference in Registration Statement No. 333-190911-05 on Form S-3 of our reports dated February 25, 2016, relating to the consolidated financial statements and financial statement schedule of Entergy New Orleans, Inc. and Subsidiaries (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Algiers asset transfer which was accounted for as a business combination under common control) appearing in this Annual Report on Form 10-K of Entergy New Orleans, Inc. for the year ended December 31, 2015.

We consent to the incorporation by reference in Registration Statement No. 333-190911-04 on Form S-3 of our reports dated February 25, 2016, relating to the consolidated financial statements and financial statement schedule of Entergy Texas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. for the year ended December 31, 2015.

We consent to the incorporation by reference in Registration Statement No. 333-190911-03 on Form S-3 of our report dated February 25, 2016, relating to the financial statements of System Energy Resources, Inc. appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2015.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Corporation and Subsidiaries
New Orleans, Louisiana

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Corporation’s internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 25, 2016; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Entergy Arkansas, Inc. and Subsidiaries
Entergy Mississippi, Inc.
Entergy New Orleans, Inc. and Subsidiaries
Entergy Texas, Inc. and Subsidiaries

To the Board of Directors and Members of
Entergy Louisiana, LLC and Subsidiaries

We have audited the consolidated financial statements of Entergy Arkansas, Inc. and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, Entergy New Orleans, Inc. and Subsidiaries, and Entergy Texas, Inc. and Subsidiaries, and we have also audited the financial statements of Entergy Mississippi, Inc. (collectively the “Companies”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our reports thereon dated February 25, 2016; such financial statements and reports are included elsewhere in this Form 10-K. Our report on the financial statements of Entergy Louisiana, LLC expresses an unqualified opinion and includes an explanatory paragraph regarding its business combination with Entergy Gulf States Louisiana, L.L.C. Our report on the financial statements of Entergy New Orleans, Inc. expresses an unqualified opinion and includes an explanatory paragraph regarding Entergy Louisiana, LLC’s transfer of its Algiers assets to Entergy New Orleans, Inc. Our audits also included the financial statement schedules of the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the respective Companies’ managements. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 25, 2016

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014, and 2013
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2015	$35,663	$6,926	$2,694	$39,895
2014	$34,311	$4,573	$3,221	$35,663
2013	$31,956	$2,355	$—	$34,311
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014, and 2013
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2015	$32,247	$2,759	$780	$34,226
2014	$30,113	$2,881	$747	$32,247
2013	$28,343	$1,770	$—	$30,113
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014, and 2013
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2015	$1,609	$3,464	$864	$4,209
2014	$1,874	$842	$1,107	$1,609
2013	$1,578	$296	$—	$1,874
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY MISSISSIPPI, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014, and 2013
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2015	$873	$247	$402	$718
2014	$906	$269	$302	$873
2013	$910	($4)	$—	$906
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014, and 2013
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2015	$262	$217	$211	$268
2014	$974	$99	$811	$262
2013	$446	$528	$—	$974
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014, and 2013
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2015	$672	$239	$437	$474
2014	$443	$483	$254	$672
2013	$680	($237)	$—	$443
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

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Louisiana

(a) 1 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Gulf States Louisiana, LLC (2.1 to Form 8-K12B filed October 1, 2015 in 1-32718).

(a) 2 --	Plan of Merger of Entergy Louisiana, LLC and Entergy Louisiana Power, LLC (2.2 to Form 8-K12B filed October 1, 2015 in 1-32718).

(a) 3 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Louisiana Power, LLC (2.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

(3) Articles of Incorporation and By-laws

Entergy Corporation

(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated October 10, 2006 (3(a) to Form 10-Q for the quarter ended September 30, 2006 in 1-11299).

(a) 2 --	By-Laws of Entergy Corporation as amended February 12, 2007, and as presently in effect (3(ii) to Form 8-K filed February 16, 2007 in 1-11299).

System Energy

(b) 1 --	Amended and Restated Articles of Incorporation of System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Articles of Amendment and Restatement for the Second Amended and Restated Articles of Incorporation of Entergy Arkansas, effective August 19, 2009 (3 to Form 8-K filed August 24, 2009 in 1-10764).

(c) 2 --	By-Laws of Entergy Arkansas effective November 26, 1999, and as presently in effect (3(ii)(c) to Form 10-K for the year ended December 31, 1999 in 1-10764).

Entergy Louisiana

(d) 1 --
Certificate of Formation of Entergy Louisiana Power, LLC (including Certificate of Amendment to Certificate of Formation to change the company name to Entergy Louisiana, LLC) effective July 7, 2015 (3.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

(d) 2 --
Company Agreement of Entergy Louisiana Power, LLC (including First Amendment to Company Agreement to change the company name to Entergy Louisiana, LLC) effective July 7, 2015 (3.4 to Form 8-K12B filed October 1, 2015 in 1-32718).

Entergy Mississippi

(e) 1 --	Second Amended and Restated Articles of Incorporation of Entergy Mississippi, effective July 21, 2009 (99.1 to Form 8-K filed July 27, 2009 in 1-31508).

(e) 2 --	By-Laws of Entergy Mississippi effective November 26, 1999, and as presently in effect (3(ii)(f) to Form 10-K for the year ended December 31, 1999 in 0-320).

Entergy New Orleans

(f) 1 --	Amended and Restated Articles of Incorporation of Entergy New Orleans, effective May 8, 2007 (3(a) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

(f) 2 --	Amended By-Laws of Entergy New Orleans effective May 8, 2007, and as presently in effect (3(b) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

Entergy Texas

(g) 1 --	Certificate of Formation of Entergy Texas, effective December 31, 2007 (3(i) to Form 10 filed March 14, 2008 in 000-53134).

(g) 2 --	Bylaws of Entergy Texas effective December 31, 2007 (3(ii) to Form 10 filed March 14, 2008 in 000-53134).

(4)Instruments Defining Rights of Security Holders, Including Indentures

Entergy Corporation

(a) 1 --
See (4)(b) through (4)(g) below for instruments defining the rights of holders of long-term debt of System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.

(a) 2 --	Indenture (For Unsecured Debt Securities), dated as of September 1, 2010, between Entergy Corporation and Wells Fargo Bank, National Association (4.01 to Form 8-K filed September 16, 2010 in 1-11299).

(a) 3 --	Officer’s Certificate for Entergy Corporation relating to 5.125% Senior Notes due September 15, 2020 (4.02(b) to Form 8-K filed September 16, 2010 in 1-11299).

(a) 4 --	Officer’s Certificate for Entergy Corporation relating to 4.70% Senior Notes due January 15, 2017 (4.02 to Form 8-K filed January 13, 2012 in 1-11299).

(a) 5 --	Officer’s Certificate for Entergy Corporation relating to 4.50% Senior Note due December 16, 2028 (4(a)7 to Form 10-K for the year ended December 31, 2013 in 1-11299).

(a) 6 --	Officer’s Certificate for Entergy Corporation relating to 4.0% Senior Note due July 15, 2022 (4.02 to Form 8-K dated July 1, 2015 in 1-11299).

(a) 7 --
Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(g) to Form 10-Q for the quarter ended September 30, 2015 in 1-11299).

(a) 8 --
Amendment dated as of August 28, 2015, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(h) to Form 10-Q for the quarter ended September 30, 2015 in 1-11299).

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

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by seventy-eight Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third); 7(a)-4 in 2-8482 (Fourth); 7(a)-5 in 2-9149 (Fifth); 4(a)-6 in 2-9789 (Sixth); 4(a)-7 in 2-10261 (Seventh); 4(a)-8 in 2-11043 (Eighth); 2(b)-9 in 2-11468 (Ninth); 2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D in 70-4099 (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913 (Fifteenth); 2(c) in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in 70-5151 (Twenty-second); C-1 to Rule 24 Certificate in 70-5257 (Twenty-third); C to Rule 24 Certificate in 70-5343 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404 (Twenty-fifth); C to Rule 24 Certificate in 70-5502 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174 (Thirtieth); C-1 to Rule 24 Certificate in 70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in 70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate dated December 1, 1982 in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate dated February 17, 1983 in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate dated December 5, 1984 in 70-6858 (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127 (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate dated November 30, 1990 in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate dated January 24, 1991 in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 in 1-10764 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); C-2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth); 4(a) to Form 10-Q for the quarter ended March 31, 2000 in 1-10764 (Fifty-fifth); 4(a) to Form 10-Q for the quarter ended September 30, 2001 in 1-10764 (Fifty-sixth); C-2(a) to Form U5S for the year ended December 31, 2001 (Fifty-seventh); 4(c)1 to Form 10-K for the year December 31, 2002 in 1-10764 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Fifty-ninth); 4(f) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixtieth); 4(h) to Form 10-Q for the quarter ended June 30, 2003 in 1-10764 (Sixty-first); 4(e) to Form 10-Q for the quarter ended September 30, 2004 in 1-10764 (Sixty-second); 4(c)1 to Form 10-K for the year December 31, 2004 in 1-10764 (Sixty-third); C-2(a) to Form U5S for the year ended December 31, 2004 (Sixty-fourth); 4(c) to Form 10-Q for the quarter ended June 30, 2005 in 1-10764 (Sixty-fifth);  4(a) to Form 10-Q for the quarter ended June 30, 2006 in 1-10764 (Sixty-sixth); 4(b) to Form 10-Q for the quarter ended June 30, 2008 in 1-10764 (Sixty-seventh); 4(c)1 to Form 10-K for the year ended December 31, 2008 in 1-10764 (Sixty-eighth); 4.06 to Form 8-K dated October 8, 2010 in 1-10764 (Sixty-ninth); 4.06 to Form 8-K dated November 12, 2010 in 1-10764 (Seventieth); 4.06 to Form 8-K dated December 13, 2012 in 1-10764 (Seventy-first); 4(e) to Form 8-K dated January 9, 2013 in 1-10764 (Seventy-second); 4.06 to Form 8-K dated May 30, 2013 in 1-10764 (Seventy-third); 4.06 to Form 8-K dated June 4, 2013 in 1-10764 (Seventy-fourth); 4.02 to Form 8-K dated July 26, 2013 in 1-10764 (Seventy-fifth); 4.05 to Form 8-K dated March 14, 2014 in 1-10764 (Seventy-sixth); 4.05 to Form 8-K dated December 9, 2014 in 1-10764 (Seventy-seventh); and 4.05 to Form 8-K dated January 8, 2016 in 1-10764 (Seventy-eighth)).

(c) 2 --
Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(i) to Form 10-Q for the quarter ended September 30, 2015 in 1-10764).

(c) 3 --
Amendment dated as of August 28, 2015, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(j) to Form 10-Q for the quarter ended September 30, 2015 in 1-10764).

Entergy Louisiana

(d) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by eighty-two Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c) in 2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4 in 2-12264 (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c) in 2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10 in 2-26911 (Tenth); 2(c) in 2-28123 (Eleventh); 2(c) in 2-34659 (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to Rule 24 Certificate in 70-5242 (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth); C-1 to Rule 24 Certificate in 70-5449 (Nineteenth); C-1 to Rule 24 Certificate in 70-5550 (Twentieth); A-6(a) to Rule 24 Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919 (Twenty-third); C-1 to Rule 24 Certificate in 70-6102 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169 (Twenty-fifth); C-1 to Rule 24 Certificate in 70-6278 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6635 (Thirtieth); C-1 to Rule 24 Certificate in 70-6834 (Thirty-first); C-1 to Rule 24 Certificate in 70-6886 (Thirty-second); C-1 to Rule 24 Certificate in 70-6993 (Thirty-third); C-2 to Rule 24 Certificate in 70-6993 (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993 (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553 (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553 (Forty-first); A-3(a) to Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24 Certificate in 70-7822 (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December 21, 1993 in 70-7822 (Forty-eighth); A-3(f) to Rule 24 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9, 1999 in 70-9141 (Fifty-third); A-3(a) to Rule 24 Certificate dated July 6, 1999 in 70-9141 (Fifty-fourth); A-2(c) to Rule 24 Certificate dated June 2, 2000 in 70-9141 (Fifty-fifth); A-2(d) to Rule 24 Certificate dated April 4, 2002 in 70-9141 (Fifty-sixth); A-3(a) to Rule 24 Certificate dated March 30, 2004 in 70-10086 (Fifty-seventh); A-3(b) to Rule 24 Certificate dated October 15, 2004 in 70-10086 (Fifty-eighth); A-3(c) to Rule 24 Certificate dated October 26, 2004 in 70-10086 (Fifty-ninth); A-3(d) to Rule 24 Certificate dated May 18, 2005 in 70-10086 (Sixtieth); A-3(e) to Rule 24 Certificate dated August 25, 2005 in 70-10086 (Sixty-first); A-3(f) to Rule 24 Certificate dated October 31, 2005 in 70-10086 (Sixty-second); B-4(i) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate dated January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); 4(e)1 to Form 10-K for the year ended December 31, 2009 in 1-132718 (Sixty-sixth); 4(a) to Form 10-Q for the quarter ended March 31, 2010 in 1-32718 (Sixty-seventh); 4.08 to Form 8-K dated September 24, 2010 in 1-32718 (Sixty-eighth); 4(c) to Form 8-K filed October 12, 2010 in 1-32718 (Sixty-ninth); 4.08 to Form 8-K dated November 23, 2010 in 1-32718 (Seventieth); 4.08 to Form 8-K dated March 24, 2011 in 1-32718 (Seventy-first); 4(a) to Form 10-Q for the quarter ended June 30, 2011 in 1-32718 (Seventy-second); 4.08 to Form 8-K dated December 15, 2011 in 1-32718 (Seventy-third); 4.08 to Form 8-K dated January 12, 2012 in 1-32718 (Seventy-fourth); 4.08 to Form 8-K dated July 3, 2012 in 1-32718 (Seventy-fifth); 4.08 to Form 8-K dated December 4, 2012 in 1-32718 (Seventy-sixth); 4.08 to Form 8-K dated May 21, 2013 in 1-32718 (Seventy-seventh); 4.08 to Form 8-K dated August 23, 2013 in 1-32718 (Seventy-eighth); 4.08 to Form 8-K dated June 24, 2014 in 1-32718 (Seventy-ninth); 4.08 to Form 8-K dated July 1, 2014 in 1-32718 (Eightieth); 4.08 to Form 8-K dated November 21, 2014 (Eighty-first); and 4.1 to Form 8-K12B dated October 1, 2015 (Eighty-second)).

(d) 2 --
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

(d) 3 --
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

(d) 4 --
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

(d) 5 --
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

(d) 6 --
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

(d) 7 --
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

(d) 8 --
Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-27031 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-27031 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-27031 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-27031 (Fifth-fourth); 4 to Form 10-K dated  December 31, 1992 in 1-27031 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-27031 (Fifty-sixth); 4-2 to Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); A-2(a) to Rule 24 Certificate dated June 23, 2000 in 70-8721 (Fifty-ninth); A-2(a) to Rule 24 Certificate dated September 10, 2001 in 70-9751 (Sixtieth); A-2(b) to Rule 24 Certificate dated November 18, 2002 in 70-9751 (Sixty-first); A-2(c) to Rule 24 Certificate dated December 6, 2002 in 70-9751 (Sixty-second); A-2(d) to Rule 24 Certificate dated June 16, 2003 in 70-9751 (Sixty-third); A-2(e) to Rule 24 Certificate dated June 27, 2003 in 70-9751 (Sixty-fourth); A-2(f) to Rule 24 Certificate dated July 11, 2003 in 70-9751 (Sixty-fifth); A-2(g) to Rule 24 Certificate dated July 28, 2003 in 70-9751 (Sixty-sixth); A-3(i) to Rule 24 Certificate dated November 4, 2004 in 70-10158 (Sixty-seventh); A-3(ii) to Rule 24 Certificate dated November 23, 2004 in 70-10158 (Sixty-eighth); A-3(iii) to Rule 24 Certificate dated February 16, 2005 in 70-10158 (Sixty-ninth); A-3(iv) to Rule 24 Certificate dated June 2, 2005 in 70-10158 (Seventieth); A-3(v) to Rule 24 Certificate dated July 21, 2005 in 70-10158 (Seventy-first); A-3(vi) to Rule 24 Certificate dated October 7, 2005 in 70-10158 (Seventy-second); A-3(vii) to Rule 24 Certificate dated December 19, 2005 in 70-10158 (Seventy-third); 4(a) to Form 10-Q for the quarter ended March 31, 2006 in 1-27031 (Seventy-fourth); 4(iv) to Form 8-K15D5 dated January 7, 2008 in 333-148557 (Seventy-fifth); 4(a) to Form 10-Q for the quarter ended June 30, 2008 in 333-148557 (Seventy-sixth); 4(a) to Form 10-Q for the quarter ended September 30, 2009 in 0-20371 (Seventy-seventh); 4.07 to Form 8-K dated October 1, 2010 in 0-20371 (Seventy-eighth); 4(c) to Form 8-K filed October 12, 2010 in 0-20371 (Seventy-ninth); 4(f) to Form 8-K filed October 12, 2010 in 0-20371 (Eightieth); 4.07 to Form 8-K dated July 1, 2014 in 0-20371 (Eighty-first); 4.2 to Form 8-K12B dated October 1, 2015 in 1-32718 (Eighty-second); and 4.3 to Form 8-K12B dated October 1, 2015 in 1-32718 (Eighty-third)).

(d) 9 --
Indenture, dated March 21, 1939, accepting resignation of The Chase National Bank of the City of New York as trustee and appointing Central Hanover Bank and Trust Company as successor trustee (B-a-1-6 in Registration No. 2-4076).

(d) 10 --
Agreement of Resignation, Appointment and Acceptance, dated as of October 3, 2007, among Entergy Gulf States, Inc., JPMorgan Chase Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (4(a) to Form 10-Q for the quarter ended September 30, 2007 in 1-27031).

Entergy Mississippi

(e) 1 --
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

(f) 1 --
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

*(f) 2 --
Amended and Restated Credit Agreement ($25,000,000), dated as of November 20, 2015, among Entergy New Orleans, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, and Bank of America, N.A., as Administrative Agent.

Entergy Texas

(g) 1 --
Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(h)2 to Form 10-K for the year ended December 31, 2008 in 0-53134).

(g) 2 --
Officer’s Certificate No. 1-B-1 dated January 27, 2009, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(h)3 to Form 10-K for the year ended December 31, 2008 in 0-53134).

(g) 3 --
Officer’s Certificate No. 2-B-2 dated May 14, 2009, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4(a) to Form 10-Q for the quarter ended June 30, 2009 in 1-34360).

(g) 4 --
Officer’s Certificate No. 5-B-4 dated September 7, 2011, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4.40 to Form 8-K dated September 13, 2011 in 1-34360).

(g) 5 --
Officer’s Certificate No. 7-B-5 dated May 13, 2014, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4.40 to Form 8-K dated May 16, 2014 in 1-34360).

(g) 6 --
Officer’s Certificate No. 8-B-6 dated May 18, 2015, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas, Inc. and The Bank of New York Mellon, as trustee (4.40 to Form 8-K dated May 21, 2015 in 1-34360).

(g) 7 --
Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(k) to Form 10-Q for the quarter ended September 30, 2015 in 1-34360).

(g) 8 --
Amendment dated as of August 28, 2015, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(l) to Form 10-Q for the quarter ended September 30, 2015 in 1-34360).

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

(a) 14 --
Amendment to the Thirty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of September 18, 2015, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and The Bank of New York Mellon, as successor trustee (4.25 to Form S-3 dated October 2, 2015).

(a) 15 --	Capital Funds Agreement, dated June 21, 1974, between Entergy Corporation and System Energy (C to Rule 24 Certificate dated June 24, 1974 in 70-5399).

(a) 16 --	First Amendment to Capital Funds Agreement, dated as of June 1, 1989 (B to Rule 24 Certificate dated June 8, 1989 in 70-5399).

(a) 17 --
Thirty-seventh Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2012, among Entergy Corporation, System Energy, and The Bank of New York Mellon, as successor trustee (10(a)19 to Form 10-K for the year ended December 31, 2012 in 1-11299).

(a) 18 --
First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, Deposit Guaranty National Bank, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7026).

(a) 19 --
First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate dated June 8, 1989 in 70-7123).

(a) 20 --
First Amendment to Supplementary Capital Funds Agreement and Assignment, dated as of June 1, 1989, by and between Entergy Corporation, System Energy and Chemical Bank (C to Rule 24 Certificate dated June 8, 1989 in 70-7561).

(a) 21 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(a) 22 --
Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(a) 23 --	Operating Agreement dated as of May 1, 1980, between System Energy and SMEPA (B(2)(a) in 70-6337).

(a) 24 --
Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a) 25 --
Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(a) 26 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(a) 27 --	Grand Gulf Unit No. 2 Supplementary Agreement, dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(a) 28 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-3517).

(a) 29 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(a) 30 --
First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(a) 31 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(a) 32 --	Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(a) 33 --	First Amendment, dated January 1, 1990, to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(a) 34 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(a) 35 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(a) 36 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(a) 37 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-11299).

(a) 38 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-11299).

(a) 39 --	Guaranty Agreement between Entergy Corporation and Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(a) 40 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(a) 41 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70- 7757).

(a) 42 --	Loan Agreement between Entergy Operations and Entergy Corporation, dated as of September 20, 1990 (B-12(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(a) 43 --	Loan Agreement between Entergy Corporation and Entergy Systems and Service, Inc., dated as of December 29, 1992 (A-4(b) to Rule 24 Certificate in 70-7947).

+(a) 44 --
2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Effective for Grants and Elections On or After January 1, 2007) (Appendix B to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2006 in 1-11299).

+(a) 45 --
First Amendment of the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries effective October 26, 2006 (10(a)50 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 46 --
Second Amendment of the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries effective January 1, 2009 (10(a)51 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 47 --
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

+(a) 49 --	First Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective January 1, 2005 (10(a)54 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 50 --	Second Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective October 26, 2006 (10(a)55 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 51 --	Third Amendment of the 1998 Equity Ownership Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)56 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 52 --	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

+(a) 53 --	2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (Annex C to 2015 Entergy Corporation’s Definitive Proxy Statement filed on March 20, 2015 in 1-11299).

+(a) 54 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)57 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 55 --	First Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)58 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 56 --	Second Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)57 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 57 --	Third Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(b) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 58 --	Fourth Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(c) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 59 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)59 to Form 10-K for the year ended December 31, 2010 in 1-11299).

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

+(a) 62 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 63 --	Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)62 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 64 --	First Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)63 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 65 --	Second Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)64 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 66 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective as of January 1, 2009 (10(a)77 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 67--	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010 (10(a)78 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 68 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)69 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 69 --	Third Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)71 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 70 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 71 --	Amendment, effective December 28, 2001, to the Post-Retirement Plan of Entergy Corporation and Subsidiaries (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 72 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)74 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 73 --	First Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)75 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 74 --	Second Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)76 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 75 --	Third Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective June 19, 2013 (10(b) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 76 --	Fourth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(c) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 77 --	Fifth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(a) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 80 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 81 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)78 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 82 --	First Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)79 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 83--	Second Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)81 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 84 --	Third Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 26, 2012 (10(a)81 to Form 10-K for the year ended December 31, 2013 in 1-11299).

+(a) 85 --	Fourth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(d) to Form 10-Q for the year ended June 30, 2013 in 1-11299).

+(a) 86 --	Fifth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(d) to Form 10-Q for the year ended September 30, 2014 in 1-11299).

+(a) 87 --	Employment Agreement effective February 9, 1999 between Leo P. Denault and Entergy Services (10(a) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 88 --	Amendment to Employment Agreement effective March 5, 2004 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 89 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 90 --	Amendment to Retention Agreement effective January 1, 2009 between Leo P. Denault and Entergy Corporation (10(a)93 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 91 --	Amendment to Retention Agreement effective January 1, 2010 between Leo P. Denault and Entergy Corporation (10(a)101 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 92 --	Amendment to Retention Agreement effective December 30, 2010 between Leo P. Denault and Entergy Corporation (10(a)95 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 93 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 94 --
Entergy Corporation Non-Employee Director Stock Program Established under the 2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(c) to Form 10-Q for the quarter ended June 30, 2015 in 1-11299).

+(a) 95 --	Entergy Nuclear Retention Plan, as amended and restated January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

*+(a)96--	Form of Stock Option Grant Agreement.

*+(a)97--	Form of Long Term Incentive Program Performance Unit Agreement.

*+(a)98--	Form of Restricted Stock Grant Agreement.

(a) 99 --	Employee Matters Agreement, dated as of December 4, 2011, among Entergy Corporation, Mid South TransCo LLC and ITC Holdings Corp. (10.1 to Form 8-K filed December 6, 2011 in 1-11299).

+(a)100-	Retention Agreement effective February 1, 2013 between William M. Mohl and Entergy Corporation (10(a)105 to Form 10-K for the year ended December 31, 2014 in 1-11299).

+(a)101 --	Restricted Units Agreement between Roderick K. West and Entergy Corporation (10(a) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

*+(a)102-	Restricted Stock Unit Agreement between Andrew S. Marsh and Entergy Corporation.

+(a) 103 --
Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries as amended and restated effective January 1, 2016 (Appendix B to 2015 Entergy Corporation’s Definitive Proxy Statement filed on March 20, 2015 in 1-11299).

+(a) 104 --
Service Recognition Program for Non-Employee Outside Directors of Entergy Corporation and Subsidiaries, as amended and restated effective June 1, 2015 (10(d) to Form 10-Q for the quarter ended June 30, 2015 in 1-11299).

System Energy

(b) 1 through
(b) 13 -- See 10(a)8 through 10(a)20 above.

(b) 14 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(b) 15 --
Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate dated October 30, 1981 in 70-6337).

(b) 16 --	Operating Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B(2)(a) in 70-6337).

(b) 17 --	Amended and Restated Installment Sale Agreement, dated as of February 15, 1996, between System Energy and Claiborne County, Mississippi (B-6(a) to Rule 24 Certificate dated March 4, 1996 in 70-8511).

(b) 18 --	Loan Agreement, dated as of October 15, 1998, between System Energy and Mississippi Business Finance Corporation (B-6(b) to Rule 24 Certificate dated November 12, 1998 in 70-8511).

(b) 19 --
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

(b) 20 --
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

(b) 21 --
Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 22 --
Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561).

(b) 23 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(b) 24 --	Grand Gulf Unit No. 2 Supplementary Agreement, dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(b) 25 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(b) 26 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(b) 27 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(b) 28 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(b) to Rule 24 Certificate dated March 3, 1989 in 70-7604).

(b) 29 --
System Energy’s Consent, dated January 31, 1995, pursuant to Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(c) to Rule 24 Certificate dated February 13, 1995 in 70-7604).

(b) 30 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 31 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(b) 32 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(b) 33 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(b) 34 --	First Amendment, dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(b) 35 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(b) 36 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(b) 37 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(b) 38 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-9067).

(b) 39 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-9067).

(b) 40 --	Service Agreement with Entergy Services, dated as of July 16, 1974, as amended (10(b)43 to Form 10-K for the year ended December 31, 1988 in 1-9067).

(b) 41 --	Amendment, dated January 1, 2004, to Service Agreement with Entergy Services (10(b)57 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 42 --	Amendment, dated December 19, 2013, to Service Agreement with Entergy Services (10(b)44 to Form 10-K for the year ended December 31, 2013 in 1-9067).

(b) 43 --	Operating Agreement between Entergy Operations and System Energy, dated as of June 6, 1990 (B-3(b) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(b) 44 --	Guarantee Agreement between Entergy Corporation and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(b) 45 --
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

(b) 46 --	Amendment to Letter of Credit and Reimbursement Agreement, dated as of December 22, 2003 (10(b)62 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 47 --	First Amendment and Consent, dated as of May 3, 2004, to Letter of Credit and Reimbursement Agreement (10(b)63 to Form 10-K for the year ended December 31, 2004 in 1-9067).

(b) 48 --	Second Amendment and Consent, dated as of December 17, 2004, to Letter of Credit and Reimbursement Agreement (99 to Form 8-K dated December 22, 2004 in 1-9067).

(b) 49 --	Third Amendment and Consent, dated as of May 14, 2009, to Letter of Credit and Reimbursement Agreement (10(b)69 to Form 10-K for the year ended December 31, 2009 in 1-9067).

(b) 50 --	Fourth Amendment and Consent, dated as of April 15, 2010, to Letter of Credit and Reimbursement Agreement (10(a) to Form 10-Q for the quarter ended March 31, 2010 in 1-9067).

(b) 51 --	Fifth Amendment and Consent, dated as of November 15, 2012, to Letter of Credit and Reimbursement Agreement (10(b)55 to Form 10-K for the year ended December 31, 2012 in 1-9067).

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

(c) 5 --
Amendment, dated December 19, 2013, to Service Agreement, with Entergy Services (includes Service Agreement for Generation Planning and Operational Support Services, and Service Agreement for Transmission Planning and Reliability Support Services, but excludes Amended and Restated Service Agreement for Administrative and General Support Services) (10(c)5 to Form 10-K for the year ended December 31, 2013 in 1-10764).

*(c) 6 --	Amendment, dated November 8, 2015, to Service Agreement, with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services).

(c) 7 through
(c) 13 -- See 10(a)8 through 10(a)14 above.

(c) 14 --	Agreement, dated August 20, 1954, between Entergy Arkansas and the United States of America (SPA)(13(h) in 2-11467).

(c) 15 --	Amendment, dated April 19, 1955, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)2 in 2-41080).

(c) 16 --	Amendment, dated January 3, 1964, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)3 in 2-41080).

(c) 17 --	Amendment, dated September 5, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)4 in 2-41080).

(c) 18 --	Amendment, dated November 19, 1970, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)5 in 2-41080).

(c) 19 --	Amendment, dated July 18, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)6 in 2-41080).

(c) 20 --	Amendment, dated December 27, 1961, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)7 in 2-41080).

(c) 21 --	Amendment, dated January 25, 1968, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)8 in 2-41080).

(c) 22 --	Amendment, dated October 14, 1971, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)9 in 2-43175).

(c) 23 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated August 20, 1954 (5(d)10 in 2-60233).

(c) 24 --	Agreement, dated May 14, 1971, between Entergy Arkansas and the United States of America (SPA) (5(e) in 2-41080).

(c) 25 --	Amendment, dated January 10, 1977, to the United States of America (SPA) Contract, dated May 14, 1971 (5(e)1 in 2-60233).

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

Entergy Louisiana

(d) 1 --
Agreement, dated April 23, 1982, among Entergy Louisiana and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(d) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 1-32718).

(d) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

*(d) 4 --
Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services), dated as of October 1, 2015.

*(d) 5 --
Amendment, dated November 8, 2015, to Service Agreement, with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services).

(d) 6 through
(d) 12 -- See 10(a)8 through 10(a)14 above.

(d) 13 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana (B-1(b) to Rule 24 Certificate in 70-7580).

(d) 14 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(d) 15 --	Compromise and Settlement Agreement, dated June 4, 1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K dated June 4, 1982 in 1-8474).

(d) 16 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(d) 17 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(d) 18 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(d) 19 --
Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated February 2, 1984, among DOE, System Fuels and Entergy Louisiana (10(d)33 to Form 10-K for the year ended December 31, 1984 in 1-8474).

(d) 20 --	Operating Agreement between Entergy Operations and Entergy Louisiana, dated as of June 6, 1990 (B-2(c) to Rule 24 Certificate dated June 15, 1990 in 70-7679).

(d) 21 --	Guarantee Agreement between Entergy Corporation and Entergy Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate dated September 27, 1990 in 70-7757).

(d) 22 --	Second Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of July 22, 2010 (10(a) to Form 10-Q for the quarter ended June 30, 2010).

(d) 23 --	Third Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of August 6, 2014 (10(a) to Form 10-Q for the quarter ended June 30, 2014).

(d) 24 --	Fourth Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC dated as of September 19, 2015 (10(b) to Form 10-Q for the quarter ended September 30, 2015).

(d) 25 --	Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d) 26 --	Fourth Amendment, dated April 1, 1997, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(d) 27 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-32718).

(d) 28 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-32718).

(d) 29 --
Loan Agreement, dated as of October 1, 2010, between the Louisiana Public Facilities Authority and Entergy Louisiana, LLC relating to Revenue Bonds (Entergy Louisiana, LLC Project) Series 2010 (4(b) to Form 8-K filed October 12, 2010 in 1-32718).

(d) 30 --
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

(d) 31 --
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

(d) 32 --	Lease Agreement, dated September 18, 1980, between BLC Corporation and Entergy Gulf States, Inc. (1 to Form 8-K dated October 6, 1980 in 1-27031).

(d) 33 --
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

(d) 34 --
Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, Inc., dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K dated June 11, 1980, A-2-b to Form 10-Q for the quarter ended June 30, 1982; and 10-1 to Form 8-K dated February 19, 1988 in 1-27031).

(d) 35 --
Agreements between Southern Company and Entergy Gulf States, Inc., dated February 25, 1982, which cover the construction of a 140-mile transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K for the year ended December 31, 1981 in 1-27031).

(d) 36 --
Transmission Facilities Agreement between Entergy Gulf States, Inc. and Mississippi Power Company, dated February 28, 1982, and Amendment, dated May 12, 1982 (A-2-c to Form 10-Q for the quarter ended March 31, 1982 in 1-27031) and Amendment, dated December 6, 1983 (10-43 to Form 10-K for the year ended December 31, 1983 in 1-27031).

(d) 37 --
First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Inc., Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to Form 10-K for the year ended December 31, 1985 in 1-27031).

+(d) 38 --
Deferred Compensation Plan for Directors of Entergy Gulf States, Inc. and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-27031). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 39 --
Trust Agreement for Deferred Payments to be made by Entergy Gulf States, Inc. pursuant to the Executive Income Security Plan, by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 40 --
Trust Agreement for Deferred Installments under Entergy Gulf States, Inc. Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(d) 41 --
Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 42 --
Trust Agreement for Entergy Gulf States, Inc. Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(d) 43 --
Nuclear Fuel Lease Agreement between Entergy Gulf States, Inc. and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989 (10-64 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 44 --
Trust and Investment Management Agreement between Entergy Gulf States, Inc. and Morgan Guaranty and Trust Company of New York (the “Decommissioning Trust Agreement”) with respect to decommissioning funds authorized to be collected by Entergy Gulf States, Inc., dated March 15, 1989 (10-66 to Form 10-K for the year ended December 31, 1988 in 1-27031).

(d) 45 --	Amendment No. 2 dated November 1, 1995 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)31 to Form 10-K for the year ended December 31, 1995 in 1-27031).

(d) 46 --	Amendment No. 3 dated March 5, 1998 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)23 to Form 10-K for the year ended December 31, 2004 in 1-27031).

(d) 47 --	Amendment No. 4 dated December 17, 2003 between Entergy Gulf States, Inc. and Mellon Bank to Decommissioning Trust Agreement (10(d)24 to Form 10-K for the year ended December 31, 2004 in 1-27031).

(d) 48 --
Amendment No. 5 dated December 31, 2007 between Entergy Gulf States Louisiana, L.L.C. and Mellon Bank. N.A. to Decommissioning Trust Agreement (10(d)21 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 49 --
Partnership Agreement by and among Conoco Inc., and Entergy Gulf States, Inc., CITGO Petroleum Corporation and Vista Chemical Company, dated April 28, 1988 (10-67 to Form 10-K for the year ended December 31, 1988 in 1-27031).

+(d) 50 --	Gulf States Utilities Company Executive Continuity Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-27031).

+(d) 51 --
Trust Agreement for Entergy Gulf States, Inc. Executive Continuity Plan, by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-27031).

+(d) 52 --	Gulf States Utilities Board of Directors’ Retirement Plan, dated February 15, 1991 (10-8 to Form 10-K for the year ended December 31, 1990 in 1-27031).

(d) 53 --	Operating Agreement dated as of January 1, 2008, between Entergy Operations, Inc. and Entergy Gulf States Louisiana (10(d)39 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 54 --
Decommissioning Trust Agreement, dated as of December 22, 1997, by and between Cajun Electric Power Cooperative, Inc. and Mellon Bank, N.A. with respect to decommissioning funds authorized to be collected by Cajun Electric Power Cooperative, Inc. and related Settlement Term Sheet (10(d)42 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 55 --
First Amendment to Decommissioning Trust Agreement, dated as of December 23, 2003, by and among Cajun Electric Power Cooperative, Inc., Mellon Bank, N.A., Entergy Gulf States, Inc., and the Rural Utilities Services of the United States Department of Agriculture (10(d)43 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 56 --
Second Amendment to Decommissioning Trust Agreement, dated December 31, 2007, by and among Cajun Electric Power Cooperative, Inc., Mellon Bank, N.A., Entergy Gulf States Louisiana, L.L.C., and the Rural Utilities Services of the United States Department of Agriculture (10(d)44 to Form 10-K for the year ended December 31, 2007 in 333-148557).

(d) 57 --
Loan Agreement, dated as of October 1, 2010, between the Louisiana Public Facilities Authority and Entergy Gulf States Louisiana, L.L.C. relating to Revenue Bonds (Entergy Gulf States Louisiana, L.L.C. Project) Series 2010A (4(b) to Form 8-K filed October 12, 2010 in 0-20371).

(d) 58 --
Asset Purchase Agreement, dated as of December 8, 2014, by and among Union Power Partners, L.P., Entegra TC LLC, Entergy Arkansas, Entergy Gulf States Louisiana, and Entergy Texas (10.1 to Form 8-K filed December 12, 2014 in 0-20371).

Entergy Mississippi

(e) 1 --
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

*(e) 5 --
Amendment, dated November 8, 2015, to Service Agreement with Entergy Services (includes Service Agreement for Generation Planning and Operational Support Services and Service Agreement for Transmission Planning and Reliability Support Services).

*(e) 6 --	Amendment, dated November 8, 2015, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services).

(e) 7 through
(e) 13 -- See 10(a)8 through 10(a)14 above.

(e) 14 --	Refunding Agreement, dated as of May 1, 1999, between Entergy Mississippi and Independence County, Arkansas (B-6(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719).

(e) 15 --	Substitute Power Agreement, dated as of May 1, 1980, among Entergy Mississippi, System Energy and SMEPA (B-3(a) in 70-6337).

(e) 16 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Operating Agreement (10(c)51 to Form 10-K for the year ended December 31, 1984 in 0-375).

(e) 17 --	Amendment, dated December 4, 1984, to the Independence Steam Electric Station Ownership Agreement (10(c)54 to Form 10-K for the year ended December 31, 1984 in 0-375).

(e) 18 --
Owners Agreement, dated November 28, 1984, among Entergy Arkansas, Entergy Mississippi and other co-owners of the Independence Station (10(c)55 to Form 10-K for the year ended December 31, 1984 in 0-375).

(e) 19 --
Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c)56 to Form 10-K for the year ended December 31, 1984 in 0-375).

(e) 20 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

+(e) 21 --	Post-Retirement Plan (10(d)24 to Form 10-K for the year ended December 31, 1983 in 0-320).

(e) 22 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(e) 23 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(e) 24 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(e) 25 --	Sales Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (D to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(e) 26 --	Service Agreement, dated as of June 21, 1974, between System Energy and Entergy Mississippi (E to Rule 24 Certificate dated June 26, 1974 in 70-5399).

(e) 27 --	Partial Termination Agreement, dated as of December 1, 1986, between System Energy and Entergy Mississippi (A-2 to Rule 24 Certificate dated January 8, 1987 in 70-5399).

(e) 28 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(e) 29 --	First Amendment dated January 1, 1990 to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(e) 30 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(e) 31 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(e) 32 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(e) 33 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-31508).

(e) 34 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-31508).

(e) 35 --
Purchase and Sale Agreement by and between Central Mississippi Generating Company, LLC and Entergy Mississippi, Inc., dated as of March 16, 2005 (10(b) to Form 10-Q for the quarter ended March 31, 2005 in 1-31508).

Entergy New Orleans

(f) 1 --
Agreement, dated April 23, 1982, among Entergy New Orleans and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 2 --	Second Amended and Restated Entergy System Agency Agreement, dated as of January 1, 2008 (10(a)2 to Form 10-K for the year ended December 31, 2007 in 0-5807).

(f) 3 --	Middle South Utilities System Agency Coordination Agreement, dated December 11, 1970 (5(a)3 in 2-41080).

(f) 4 --	Service Agreement with Entergy Services dated as of April 1, 1963 (5(a)5 in 2-42523).

*(f) 5 --
Amendment, dated November 8, 2015, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services).

(f) 6 through
(f) 12 -- See 10(a)8 through 10(a)14 above.

(f) 13 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies (B-1(a) in 70-6624).

(f) 14 --
Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)39 to Form 10-K for the year ended December 31, 1982 in 1-3517).

(f) 15 --
First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984 in 1-3517).

(f) 16 --	Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(f) 17 --	Transfer Agreement, dated as of June 28, 1983, among the City of New Orleans, Entergy New Orleans and Regional Transit Authority (2(a) to Form 8-K dated June 24, 1983 in 1-1319).

(f) 18 --	Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(f) 19 --
First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(f) 20 --	Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(f) 21 --	Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(f) 22 --	Fourth Amendment dated April 1, 1997 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(f) 23 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 0-5807).

(f) 24 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 0-5807).

(f) 25 --
Chapter 11 Plan of Reorganization of Entergy New Orleans, Inc., as modified, dated May 2, 2007, confirmed by bankruptcy court order dated May 7, 2007 (2(a) to Form 10-Q for the quarter ended March 31, 2007 in 0-5807).

Entergy Texas

(g) 1 --
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

(g) 2 --
Ground Lease, dated August 15, 1980, between Statmont Associates Limited Partnership (Statmont) and Entergy Gulf States, Inc., as amended (3 to Form 8-K dated August 19, 1980 and A-3-b to Form 10-Q for the quarter ended September 30, 1983 in 1-27031).

(g) 3 --
Lease and Sublease Agreement, dated August 15, 1980, between Statmont and Entergy Gulf States, Inc., as amended (4 to Form 8-K dated August 19, 1980 and A-3-c to Form 10-Q for the quarter ended September 30, 1983 in 1-27031).

(g) 4 --	Lease Agreement, dated September 18, 1980, between BLC Corporation and Entergy Gulf States, Inc. (1 to Form 8-K dated October 6, 1980 in 1-27031).

(g) 5 --
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

(g) 6 --
Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, Inc., dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K dated June 11, 1980, A-2-b to Form 10-Q for the quarter ended June 30, 1982; and 10-1 to Form 8-K dated February 19, 1988 in 1-27031).

(g) 7 --
First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Inc., Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to Form 10-K for the year ended December 31, 1985 in 1-27031).

+(g) 8 --
Deferred Compensation Plan for Directors of Entergy Gulf States, Inc. and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-27031). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(g) 9 --
Trust Agreement for Deferred Payments to be made by Entergy Gulf States, Inc. pursuant to the Executive Income Security Plan, by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(g) 10 --
Trust Agreement for Deferred Installments under Entergy Gulf States, Inc. Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States, Inc. and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-27031).

+(g) 11 --
Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(g) 12 --
Trust Agreement for Entergy Gulf States, Inc. Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-27031).

(g) 13 --
Lease Agreement, dated as of June 29, 1987, among GSG&T, Inc., and Entergy Gulf States, Inc. related to the leaseback of the Lewis Creek generating station (10-83 to Form 10-K for the year ended December 31, 1988 in 1-27031).

+(g) 14 --	Gulf States Utilities Company Executive Continuity Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-27031).

+(g) 15 --
Trust Agreement for Entergy Gulf States, Inc. Executive Continuity Plan, by and between Entergy Gulf States, Inc. and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-27031).

+(g) 16 --	Gulf States Utilities Board of Directors’ Retirement Plan, dated February 15, 1991 (10-8 to Form 10-K for the year ended December 31, 1990 in 1-27031).

(g) 17 --	Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(g) 18 --	Fourth Amendment, dated April 1, 1997, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(g) 19 --
Fifth Amendment dated November 20, 2009 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a)56 to Form 10-K for the year ended December 31, 2009 in 1-34360).

(g) 20 --
Sixth Amendment dated October 11, 2010 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (10(a) to Form 10-Q for the quarter ended September 30, 2010 in 1-34360).

(g) 21 --	Service Agreement dated as of January 1, 2008, between Entergy Services, Inc. and Entergy Texas (10(h)25 to Form 10-K for the year ended December 31, 2008 in 3-53134).

*(g) 22 --
Amendment, dated November 8, 2015, to Service Agreement with Entergy Services (includes Amended and Restated Service Agreement for Administrative and General Support Services and Service Agreement for Generation Planning and Operational Support Services).

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(c)	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d)	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(f)	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 512.

*(24)  Powers of Attorney

(31)  Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32)  Section 1350 Certifications

*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Louisiana.

*(f)	Section 1350 Certification for Entergy Louisiana.

*(g)	Section 1350 Certification for Entergy Mississippi.

*(h)	Section 1350 Certification for Entergy Mississippi.

*(i)	Section 1350 Certification for Entergy New Orleans.

*(j)	Section 1350 Certification for Entergy New Orleans.

*(k)	Section 1350 Certification for Entergy Texas.

*(l)	Section 1350 Certification for Entergy Texas.

*(m)	Section 1350 Certification for System Energy.

*(n)	Section 1350 Certification for System Energy.

(101)  XBRL Documents

Entergy Corporation

*INS -	XBRL Instance Document.

*SCH -	XBRL Taxonomy Extension Schema Document.

*CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

*DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

*LAB -	XBRL Taxonomy Extension Label Linkbase Document.

*PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________

*	Filed herewith.
+	Management contracts or compensatory plans or arrangements.