Form 10-Q
period 2016-03-31
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC
filed 2016-05-06
CIK 65984, 202584, 1427437, 71508, 66901, 1348952, 7323

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at April 29, 2016
Entergy Corporation	($0.01 par value)	178,740,867

Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2015, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2016

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2016

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

•
the termination of Entergy Arkansas’s participation in the System Agreement, which occurred in December 2013, the termination of Entergy Mississippi’s participation in the System Agreement, which occurred in November 2015, and the termination of Entergy Texas’s, Entergy New Orleans’s, and Entergy Louisiana’s participation in the System Agreement, which will occur on August 31, 2016, and will result in the termination of the System Agreement in its entirety pursuant to a settlement agreement approved by FERC in December 2015;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ move to MISO, which occurred in December 2013, including the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC;

•
changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned potential or actual shutdown of nuclear generating facilities owned or operated by Entergy Wholesale Commodities, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

•
resolution of pending or future applications, and related regulatory proceedings and litigation, for license renewals or modifications or other authorizations required of nuclear generating facilities and the effect of public and political opposition on these applications, regulatory proceedings and litigation;

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

FORWARD-LOOKING INFORMATION (Concluded)

•	volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, and the effect of those changes on Entergy and its customers;

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

•
changes in environmental, tax, and other laws and regulations, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, thermal energy, and other regulated air and water emissions, and changes in costs of compliance with environmental and other laws and regulations;

•
uncertainty regarding the establishment of interim or permanent sites for spent nuclear fuel and nuclear waste storage and disposal and the level of spent fuel and nuclear waste disposal fees charged by the U.S. government or other providers related to such sites;

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

•
the economic climate, and particularly economic conditions in Entergy’s Utility service area and the Northeast United States and events and circumstances that could influence economic conditions in those areas, including power prices, and the risk that anticipated load growth may not materialize;

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

•
the effects of threatened or actual terrorism, cyber-attacks or data security breaches, including increased security costs, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management and directors;

•	changes in accounting standards and corporate governance;

•
declines in the market prices of marketable securities and resulting funding requirements and the effects on benefits costs for Entergy’s defined benefit pension and other postretirement benefit plans;

•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;

•	changes in decommissioning trust fund values or earnings or in the timing of, requirements for, or cost to decommission nuclear plant sites;

•	the implementation of the shutdown of Pilgrim and FitzPatrick and the related decommissioning of those plants and Vermont Yankee;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

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
Entergy Gulf States Louisiana
Entergy Gulf States Louisiana, L.L.C., a Louisiana limited liability company formally created as part of the jurisdictional separation of Entergy Gulf States, Inc. and the successor company to Entergy Gulf States, Inc. for financial reporting purposes.  The term is also used to refer to the Louisiana jurisdictional business of Entergy Gulf States, Inc., as the context requires. Effective October 1, 2015, the business of Entergy Gulf States Louisiana was combined with Entergy Louisiana.

Entergy Louisiana
Entergy Louisiana, LLC, a Texas limited liability company formally created as part of the combination of Entergy Gulf States Louisiana and the company formerly known as Entergy Louisiana, LLC (Old Entergy Louisiana) into a single public utility company and the successor to Old Entergy Louisiana for financial reporting purposes.

Entergy Texas
Entergy Texas, Inc., a Texas corporation formally created as part of the jurisdictional separation of Entergy Gulf States, Inc.  The term is also used to refer to the Texas jurisdictional business of Entergy Gulf States, Inc., as the context requires.

Entergy Wholesale Commodities (EWC)
Entergy’s non-utility business segment primarily comprised of the ownership, operation, and decommissioning of nuclear power plants, the ownership of interests in non-nuclear power plants, and the sale of the electric power produced by its operating power plants to wholesale customers

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2015 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
FTR	Financial transmission right
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy

v

DEFINITIONS (continued)

Abbreviation or Acronym	Term
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Nuclear Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
System Agreement
Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources. Entergy Arkansas terminated its participation in the System Agreement effective December 18, 2013. Entergy Mississippi terminated its participation in the System Agreement effective November 7, 2015.

System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy’s share of Grand Gulf

DEFINITIONS (concluded)

Abbreviation or Acronym	Term
Utility	Entergy’s business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
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

Results of Operations

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the first quarter 2016 to the first quarter 2015 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2015 Consolidated Net Income (Loss)	$227,750	$123,432	($48,253)	$302,929

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(35,427)	(60,318)	(9)	(95,754)
Other operation and maintenance	(41,278)	1,335	1,748	(38,195)
Asset write-offs, impairments, and related charges	—	7,361	—	7,361
Taxes other than income taxes	(6,461)	(973)	(311)	(7,745)
Depreciation and amortization	8,619	(6,156)	(176)	2,287
Other income	(8,300)	(20,530)	(923)	(29,753)
Interest expense	966	188	2,755	3,909
Other expenses	5,941	(20,852)	—	(14,911)
Income taxes	16,585	(17,876)	(9,235)	(10,526)

2016 Consolidated Net Income (Loss)	$199,651	$79,557	($43,966)	$235,242

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the first quarter 2016 to the first quarter 2015:

Amount
(In Millions)
2015 net revenue	$1,410
Volume/weather	(46)
Retail electric price	23
Other	(12)
2016 net revenue	$1,375

The volume/weather variance is primarily due to a decrease of 849 GWh, or 3%, in billed electricity usage primarily due to the effect of less favorable weather on residential and commercial sales. The decrease is partially offset by an increase in industrial usage, primarily due to increased growth for new and expansion customers as well as existing customers, primarily in the petroleum refining industry.

The retail electric price variance is primarily due to an increase in base rates at Entergy Arkansas, as approved by the APSC. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. The increase includes an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. See Note 2 to the financial statements herein for further discussion of the rate case.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the first quarter 2016 to the first quarter 2015:

Amount
(In Millions)
2015 net revenue	$527
Nuclear realized price changes	(78)
Rhode Island State Energy Center	(15)
Nuclear volume	12
Nuclear fuel expenses	21
Other	(1)
2016 net revenue	$466

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $61 million in the first quarter 2016 as compared to the first quarter 2015 primarily due to lower realized wholesale energy prices and lower capacity prices and as a result of the sale of the Rhode Island State Energy Center in December 2015. The decrease was partially offset by higher volume in the Entergy Wholesale Commodities nuclear fleet resulting from fewer unplanned outage days in the first quarter 2016 as compared to the first quarter 2015, and a decrease in nuclear fuel expenses related to the impairments of the FitzPatrick, Pilgrim, and Palisades plants and related assets in the third and fourth quarters of 2015. See Note 1 to the financial statements in the Form 10-K for discussion of the impairments.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for the first quarter 2016 and 2015:

	2016	2015
Owned capacity (MW) (a)	4,880	5,463
GWh billed	9,246	9,592
Average revenue per MWh	$56.47	$67.00

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	90%	90%
GWh billed	8,688	8,618
Average revenue per MWh	$57.43	$65.78
Refueling Outage Days:
Indian Point 2	25	—
Indian Point 3	—	23

(a)	The reduction in owned capacity is due to the sale of the 583 MW Rhode Island State Energy Center in December 2015.

Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” in the Form 10-K for a discussion of the effects of sustained low natural gas prices and power market structure challenges on market prices for electricity over the past few years in the power regions where the Entergy Wholesale Commodities power plants are located. As shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments,” Entergy Wholesale Commodities has sold forward 88% of its planned nuclear energy output for 2016 for an expected average contracted energy price of $40 per MWh based on market prices at March 31, 2016. In addition, Entergy Wholesale Commodities has sold forward 63% of its planned nuclear energy output for 2017 for an expected average contracted energy price of $46 per MWh based on market prices at March 31, 2016.

The market price trend presents a challenging economic situation for the Entergy Wholesale Commodities plants. The severity of the challenge varies for each of the plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. In addition, currently the market design under which the plants operate does not adequately compensate merchant nuclear plants for their environmental and fuel diversity benefits in the region.

In October 2015, Entergy determined that it will close the Pilgrim and FitzPatrick plants. The decisions to shut down the plants were primarily due to the poor market conditions that have led to reduced revenues, the poor market design that fails to properly compensate nuclear generators for the benefits they provide, and increased operational costs. The Pilgrim plant is expected to cease operations on May 31, 2019. The FitzPatrick plant is expected to shut down at the end of its current fuel cycle, which is planned for January 27, 2017.

Entergy previously shut down Vermont Yankee in 2014, and, after the closures of Pilgrim and FitzPatrick, will have two remaining nuclear power generating facilities in operation in the Entergy Wholesale Commodities business, Indian Point and Palisades. Unlike the three facilities that Entergy has decided to shut down, Indian Point is a multi-unit site with both Indian Point 2 and 3 in operation that sells power at NYISO Zone G, which is a key supply region for New York City. In addition, Indian Point 2 (1,028 MW) and 3 (1,041 MW) are significantly larger plants than Vermont Yankee (605 MW), Pilgrim (688 MW), or FitzPatrick (838 MW). The Indian Point plants, however, are currently involved and face opposition in extensive licensing proceedings, which are described in “Entergy Wholesale

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Commodities Authorizations to Operate Its Nuclear Power Plants” in the Form 10-K and herein. Palisades (811 MW) is similar in size to FitzPatrick, is also a single-unit site, and the MISO market in which it operates has also experienced market price declines over the past few years. At this time, most of the Palisades output is sold under a 15-year power purchase agreement, entered at the plant’s acquisition in 2007, that expires in 2022. The power purchase agreement prices currently exceed market prices and escalate each year, up to $61.50/MWh in 2022.

In 2015, Entergy recorded impairment and other related charges to write down the carrying values of the FitzPatrick, Pilgrim, and Palisades plants and related assets to their fair values. Impairment of long-lived assets and nuclear decommissioning costs, and the factors that influence these items, are both discussed in the Form 10-K in “MANAGMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates.” If economic conditions or regulatory activity no longer support the continued operation of Indian Point or Palisades for their expected lives or no longer support the recovery of the costs of the plants, it could adversely affect Entergy’s results of operations through loss of revenue, impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $555 million for the first quarter 2015 to $514 million for the first quarter 2016 primarily due to:

•	a decrease of $22 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done during plant outages in 2016 as compared to the same period in 2015;

•
the deferral of $8 million of previously-incurred costs related to ANO post-Fukushima compliance and $10 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC as part of the Entergy Arkansas 2015 rate case settlement. See Note 2 to the financial statements for further discussion of the rate case settlement;

•
a decrease of $15 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $6 million in energy efficiency costs, including the effects of true-ups.

The decrease was partially offset by an increase of $27 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs and higher nuclear labor costs, including contract labor. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in the first quarter 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s Reactor Oversight Process Action Matrix. See “ANO Damage, Outage, and NRC Reviews” below.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income decreased primarily due to lower realized gains on decommissioning trust fund investments in 2016 as compared to the same period in 2015.

Entergy Wholesale Commodities

Other income decreased primarily due to lower realized gains on decommissioning trust fund investments in 2016 as compared to the same period in 2015, which included realized decommissioning trust gains that resulted from portfolio reallocations for the Vermont Yankee nuclear decommissioning trust funds.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other expenses decreased due to the reduction in deferred refueling outage amortization costs related to the impairments of the FitzPatrick, Pilgrim, and Palisades plants and related assets in the third and fourth quarters of 2015. See Note 1 to the financial statements in the Form 10-K for discussion of the impairments.

Income Taxes

The effective income tax rate was 37.3% for the first quarter 2016. The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 33.2% for the first quarter 2015. The difference in the effective income tax rate for the first quarter 2015 versus the federal statutory rate of 35% was primarily due to the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS, partially offset by certain book and tax differences related to utility plant items. See Note 3 to the financial statements in the Form 10-K for a discussion of the 2006-2007 audit.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” in the Form 10-K for a discussion of the NRC operating licenses for Indian Point 2 and Indian Point 3 and the NRC license renewal joint application in process for these plants.  Following are updates to that discussion.

Indian Point NRC/ASLB Proceedings

In May 2016 the NRC issued a decision sustaining New York State’s appeal of the ASLB’s November 2013 Track 1 decision upholding the adequacy of Severe Accident Mitigation Alternatives (SAMA) decommissioning cost estimates.  The NRC directed its staff to supplement its SAMA analysis to include sensitivity runs for two inputs to SAMA decommissioning costs.  Since SAMA analysis is part of the NRC’s environmental impact analysis, and not part of its safety analysis, further supplementation of the NRC’s Final Supplemental Environmental Impact Statement will be required, with attendant impact on the schedule for completion of proceedings before the NRC.  One SAMA appeal from Track 1 remains to be decided.

Indian Point Coastal Zone Management Act Proceedings

As discussed in the Form 10-K, in January 2016, Entergy filed suit in the U.S. District Court for the Northern District of New York challenging the New York State Department of Environmental Conservation’s objection to Entergy’s withdrawn Coastal Zone Management Act consistency certification on federal preemption grounds. Entergy’s complaint requests a determination that the objection, which cites nuclear safety concerns, is preempted and thus invalid. The New York State Department of State filed a motion to dismiss Entergy’s lawsuit in March 2016, and Entergy filed its response in May 2016.

ANO Damage, Outage, and NRC Reviews

                See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

                As discussed in the Form 10-K, in March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix.  Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure.  Entergy Arkansas incurred incremental expenses of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental expenses of approximately $50 million in 2016, of which $19.6 million was incurred in the first quarter 2016, in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A lesser amount of incremental expenses is expected to be ongoing annually after 2016.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio is primarily due to the net issuance of long-term debt in 2016.

	March 31, 2016	December 31, 2015
Debt to capital	60.9%	59.1%
Effect of excluding securitization bonds	(1.2%)	(1.4%)
Debt to capital, excluding securitization bonds (a)	59.7%	57.7%
Effect of subtracting cash	(1.9%)	(2.7%)
Net debt to net capital, excluding securitization bonds (a)	57.8%	55.0%

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2020.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2016 was 2.35% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2016:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$616	$7	$2,877

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

Entergy Nuclear Vermont Yankee entered into a credit facility guaranteed by Entergy Corporation which expires in January 2018. In the first quarter 2016, Entergy Nuclear Vermont Yankee increased the borrowing capacity of its credit facility to $100 million. As of March 31, 2016, $61 million in cash borrowings were outstanding under the credit facility. Entergy Nuclear Vermont Yankee also entered into an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018. As of March 31, 2016, there were no cash borrowings outstanding under the uncommitted credit facility. See Note 4 to the financial statements herein for additional discussion of the Vermont Yankee facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion. As of March 31, 2016, Entergy Corporation had $578 million of commercial paper outstanding. The weighted-average interest rate for the three months ended March 31, 2016 was 1.14%.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments by operating segment for 2016 through 2018. Following are updates to the discussion.

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. Testimony has been filed by LPSC staff and intervenors, with LPSC staff concluding that the construction of the project serves the public convenience and necessity. Three intervenors contend that Entergy Louisiana has not established that construction of the project is in the public interest, claiming that the RFP excluded consideration of certain resources that could be more cost effective, that the RFP provided undue preference to the self-build option, and that a 30-year capacity commitment is not warranted by current supply conditions. The RFP independent monitor also filed testimony and a report affirming that the St. Charles Power Station was selected through an objective and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

fair RFP that showed no undue preference to any proposal. An evidentiary hearing was held in April 2016 and, subject to regulatory approval by the LPSC and receipt of other permits and approvals, full notice to proceed is expected to be issued in Summer 2016. Commercial operation is estimated to occur by Summer 2019.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its April 2016 meeting, the Board declared a dividend of $0.85 per share.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
	(In Millions)
Cash and cash equivalents at beginning of period	$1,351	$1,422

Cash flow provided by (used in):
Operating activities	533	611
Investing activities	(1,878)	(700)
Financing activities	1,086	(152)
Net decrease in cash and cash equivalents	(259)	(241)

Cash and cash equivalents at end of period	$1,092	$1,181

Operating Activities

Net cash flow provided by operating activities decreased $78 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to:

•	lower Entergy Wholesale Commodities net revenues in 2016 as compared to the same period in 2015, as discussed previously;

•	an increase of $41 million in spending in 2016 on activities related to the decommissioning of Vermont Yankee, which ceased power production in December 2014; and

•
an increase of $48 million in interest paid in 2016 as compared to the same period in 2015 primarily due to an an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets, partially offset by a decrease in interest paid in 2016 on the Grand Gulf sale-leaseback obligation. See Note 11 to the financial statements herein for a discussion of Entergy Louisiana’s purchase of a beneficial interest in the Waterford 3 leased assets, and see Note 10 to the financial statements in the Form 10-K for details of the Grand Gulf sale-leaseback obligation.

The decrease was partially offset by spending of $52 million in 2015 related to Vermont Yankee, including the severance and retention payments accrued in 2014 and defueling activities that took place after the plant ceased power production in December 2014, and a decrease in income tax payments of $40 million in 2016 primarily related to the final settlement of amounts outstanding associated with the 2006-2007 IRS audit paid in 2015. See Note 3 to the financial statements in the Form 10-K for a discussion of the income tax audit.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $1,178 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to:

•	the purchase of Union Power Station for approximately $948 million. See Note 13 to the financial statements for discussion of the Union purchase;

•
the deposit of $197 million held in trust as a result of the issuance by Louisiana Public Facilities Authority of $83.680 million of 3.375% pollution control refunding revenue bonds and $115 million of 3.50% pollution control refunding revenue bonds in March 2016. In April 2016, these funds were used to redeem $83.680 million of 5.0% pollution control refunding revenue bonds due September 2028 and $115 million of 5.0% pollution control refunding revenue bonds due June 2030; and

•
an increase in construction expenditures primarily due to an overall higher scope of work on various projects in 2016 as compared to the same period in 2015, partially offset by a decrease in spending related to compliance with NRC post-Fukushima requirements.

The increase was partially offset by a $71 million NYPA value sharing payment in 2015. See Note 15 to the financial statements in the Form 10-K for further discussion of Entergy’s NYPA value sharing agreements.

Financing Activities

Entergy’s financing activities provided $1,086 million of cash for the three months ended March 31, 2016 compared to using $152 million of cash for the three months ended March 31, 2015 primarily due to:

•
long-term debt activity providing approximately $966 million of cash in 2016 compared to using approximately $197 million of cash in 2015.  Included in the long-term debt activity is $219 million in 2016 and $187 million in 2015 for the repayment of borrowings on the Entergy Corporation long-term credit facility;

•	an increase of $116 million in 2016 compared to a decrease of $68 million in 2015 in short-term borrowings by the nuclear fuel company variable interest entities;

•	net issuances of $156 million of commercial paper in 2016 compared to net issuances of $278 million of commercial paper in 2015; and

•	$25 million of common stock repurchased in 2015.

For the details of Entergy’s commercial paper program and the nuclear fuel company variable interest entities’ short-term borrowings, see Note 4 to the financial statements herein. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for details of long-term debt.

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

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation - Federal Regulation” in the Form 10-K for a discussion of federal regulatory proceedings. The following is an update to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy’s Integration Into the MISO Regional Transmission Organization

As discussed in the Form 10-K, in January 2013, Occidental Chemical Corporation filed with the FERC a petition for declaratory judgment and complaint against MISO alleging that MISO’s proposed treatment of Qualifying Facilities (QFs) in the Entergy region is unduly discriminatory in violation of sections 205 and 206 of the Federal Power Act and violates the Public Utility Regulatory Policies Act (PURPA) and the FERC’s implementing regulations. In April 2016 the FERC denied Occidental’s complaint against MISO and found that MISO’s treatment of QFs in Entergy’s service territories is consistent with the requirements of PURPA and does not violate sections 205 and 206 of the Federal Power Act. In February 2014, Occidental also filed a petition for enforcement with the FERC against the LPSC. Occidental’s petition for enforcement alleges that the LPSC’s January 2014 order, which approved Entergy Louisiana’s application for modification of Entergy’s methodology for calculating avoided cost rates paid to QFs, is inconsistent with the requirements of PURPA and the FERC’s regulations implementing PURPA. In April 2014 the FERC issued a “Notice Of Intent Not To Act At This Time” with respect to Occidental’s petition for enforcement against the LPSC. The FERC concluded that Occidental’s petition for enforcement largely raises the same issues as those raised in the January 2013 complaint and petition for declaratory order that Occidental filed against MISO, and that the two proceedings should be addressed at the same time. The FERC reserved its ability to issue a further order or to take further action at a future date should it find that doing so is appropriate. In April 2016 the FERC reviewed its earlier “Notice of Intent Not to Act as This Time” and issued another notice declining to initiate an enforcement action against the LPSC. In January 2016, in a separate proceeding, the FERC issued an order granting the Utility operating companies’ petition to terminate the requirement that they enter into new obligations or contracts with QFs with net capacity in excess of 20 MW, including Occidental’s Taft QF, effective October 2015. The FERC denied without prejudice the petition as it relates to Dow Chemical Company’s Plaquemine QF. In April 2016 the FERC denied Occidental’s request for rehearing of the order granting the Utility operating companies’ petition to terminate the QF purchase requirement for QFs with net capacity in excess of 20 MW and affirmed that Occidental failed to rebut the presumption that its Taft QF has non-discriminatory access to the MISO markets.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of March 31, 2016 (2016 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	67%	53%	21%	26%
Firm LD (c)	42%	10%	—%	—%
Offsetting positions (d)	(21%)	—%	—%	—%
Total	88%	63%	21%	26%
Planned generation (TWh) (e) (f)	25	28	29	26
Average revenue per MWh on contracted volumes:
Minimum	$40	$46	$56	$57
Expected based on market prices as of March 31, 2016	$40	$46	$56	$57
Sensitivity: -/+ $10 per MWh market price change	$40-$42	$46-$47	$56	$57

Capacity
Percent of capacity sold forward (g):
Bundled capacity and energy contracts (h)	17%	22%	22%	25%
Capacity contracts (i)	25%	20%	20%	9%
Total	42%	42%	42%	34%
Planned net MW in operation (f)	4,406	3,568	3,568	3,167
Average revenue under contract per kW per month (applies to capacity contracts only)	$3.4	$5.6	$9.4	$11.1

Total Nuclear Energy and Capacity Revenues (j)
Expected sold and market total revenue per MWh	$44	$50	$48	$49
Sensitivity: -/+ $10 per MWh market price change	$41-$47	$46-$54	$40-$56	$42-$56

(a)
Percent of planned generation output sold or purchased forward under contracts, forward physical contracts, forward financial contracts, or options that mitigate price uncertainty that may require regulatory approval or approval of transmission rights. Positions that are not classified as hedges are netted in the planned generation under contract.

(b)
Transaction under which power is supplied from a specific generation asset; if the asset is not operating, the seller is generally not liable to buyer for any damages. Certain unit-contingent sales include a guarantee of availability. Availability guarantees provide for the payment to the power purchaser of contract damages, if incurred, in the event the seller fails to deliver power as a result of the failure of the specified generation unit to generate power at or above a specified availability threshold.  All of Entergy’s outstanding guarantees of availability provide for dollar limits on Entergy’s maximum liability under such guarantees.

(c)
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

(d)	Transactions for the purchase of energy, generally to offset a Firm LD transaction.

(e)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch.

(f)
Assumes NRC license renewals for plants with NRC license renewal applications in process. Assumes shutdown of FitzPatrick on January 27, 2017, shutdown of Pilgrim on May 31, 2019, and uninterrupted normal operation

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

at remaining plants. NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015 and now operating under its period of extended operations while its application is pending).  For a discussion regarding the shutdown of the FitzPatrick and Pilgrim plants, see Note 1 to the financial statements in the Form 10-K. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above and in the Form 10-K.

(g)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.

(h)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.

(i)	A contract for the sale of an installed capacity product in a regional market.

(j)
Includes assumptions on converting a portion of the portfolio to contracted with fixed price cost or discount and excludes non-cash revenue from the amortization of the Palisades below-market PPA, mark-to-market activity, and service revenues.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on March 31, 2016 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $79 million for the remainder of 2016. As of March 31, 2015, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $82 million for the remainder of 2015.  A negative $10 per MWh change in the annual average energy price in the markets based on March 31, 2016 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($69) million for the remainder of 2016. As of March 31, 2015, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($44) million for the remainder of 2015.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At March 31, 2016, based on power prices at that time, Entergy had liquidity exposure of $136 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $5 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of March 31, 2016, Entergy would have been required to provide approximately $50 million of additional cash or letters of credit under some of the agreements. As of March 31, 2016, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $81 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.

As of March 31, 2016, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2019 is with counterparties or their guarantors that have public investment grade credit ratings.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

See Note 1 to the financial statements herein for discussion of the NRC’s decision in September 2015 to place Pilgrim in Column 4 of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures.

Based upon the recent performance history of several units within the Entergy nuclear fleet, Entergy has determined to undertake a nuclear performance improvement plan.  That plan has not been fully developed, but it may result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  Entergy is continuing to determine what specific actions will be part of the nuclear performance improvement plan, and an estimate of the costs associated with this plan cannot be made at this time.

Indian Point 2 outage

During the scheduled refueling and maintenance outage at Indian Point Unit 2 in the first quarter 2016, comprehensive inspections were done as part of the aging management program which calls for an in-depth inspection of the reactor vessel.  Inspections of more than 2,000 bolts in the reactor's removable insert liner identified issues with roughly 11% of the bolts that required further analysis.  Entergy is replacing the bolts as necessary and expects that the replacement effort will extend the outage into June 2016 and increase costs associated with the outage.  The additional costs will be accounted for as deferred refueling outage costs and amortized over the plant’s subsequent fuel cycle.  The increase in the deferred refueling outage balance is expected to increase outage amortization expense in 2016, 2017, and 2018.  In addition to the higher costs, Entergy will lose net revenue due to the plant being offline.  Entergy estimates the negative effect on earnings to be approximately $60 million pre-tax during 2016. This estimate is subject to change depending upon final costs incurred, the restart date of the plant, and prices that would have been received for the sale of Indian Point 2’s power.

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

New Accounting Pronouncements

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - New Accounting Pronouncements” in the Form 10-K for a discussion of new accounting pronouncements. Following are updates to that discussion.

In February 2016 the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The ASU’s core principle is that “a lessee should recognize the assets and liabilities that arise from leases.” The ASU considers that “all leases create an asset and a liability,” and accordingly requires that the assets and liabilities related to all leases with a term greater than 12 months must be recorded on the balance sheet.  ASU 2016-02 is effective for Entergy for the first quarter 2019.  Entergy expects that ASU 2016-02 will affect its financial position by increasing the assets and liabilities recorded relating to its operating leases.  Entergy is evaluating the ASU for other effects on the results of operations, financial position, and cash flows.

In March 2016 the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU seeks to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The statement is effective beginning in 2017 and Entergy expects that ASU 2016-09 will prospectively increase the volatility of income tax expense related to share-based payments.  Entergy is evaluating the ASU for other effects on the results of operations, financial position, and cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,042,160	$2,217,989
Natural gas	45,613	59,511
Competitive businesses	522,079	642,590
TOTAL	2,609,852	2,920,090

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	504,967	630,453
Purchased power	262,323	342,023
Nuclear refueling outage expenses	51,230	64,870
Other operation and maintenance	731,915	770,110
Asset write-offs, impairments, and related charges	7,361	—
Decommissioning	68,628	69,899
Taxes other than income taxes	149,778	157,523
Depreciation and amortization	334,273	331,986
Other regulatory charges	1,159	10,457
TOTAL	2,111,634	2,377,321

OPERATING INCOME	498,218	542,769

OTHER INCOME
Allowance for equity funds used during construction	18,932	11,738
Interest and investment income	32,753	68,133
Miscellaneous - net	(10,587)	(9,020)
TOTAL	41,098	70,851

INTEREST EXPENSE
Interest expense	173,811	166,337
Allowance for borrowed funds used during construction	(9,682)	(6,117)
TOTAL	164,129	160,220

INCOME BEFORE INCOME TAXES	375,187	453,400

Income taxes	139,945	150,471

CONSOLIDATED NET INCOME	235,242	302,929

Preferred dividend requirements of subsidiaries	5,276	4,879

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$229,966	$298,050

Earnings per average common share:
Basic	$1.29	$1.66
Diluted	$1.28	$1.65
Dividends declared per common share	$0.85	$0.83

Basic average number of common shares outstanding	178,578,536	179,658,981
Diluted average number of common shares outstanding	178,976,380	180,480,523

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015
	(In Thousands)

Net Income	$235,242	$302,929

Other comprehensive income (loss)
Cash flow hedges net unrealized loss
(net of tax benefit of $5,201 and $15,898)	(9,506)	(29,330)
Pension and other postretirement liabilities
(net of tax expense of $258 and $3,715)	7,562	8,448
Net unrealized investment gains
(net of tax expense of $18,358 and $3,666)	23,069	4,003
Foreign currency translation
(net of tax benefit of $153 and $296)	(284)	(551)
Other comprehensive income (loss)	20,841	(17,430)

Comprehensive Income	256,083	285,499
Preferred dividend requirements of subsidiaries	5,276	4,879
Comprehensive Income Attributable to Entergy Corporation	$250,807	$280,620

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$235,242	$302,929
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	500,248	526,008
Deferred income taxes, investment tax credits, and non-current taxes accrued	75,415	95,732
Asset write-offs, impairments, and related charges	7,361	—
Changes in working capital:
Receivables	76,532	22,288
Fuel inventory	(9,089)	(22,553)
Accounts payable	(67,364)	(153,700)
Taxes accrued	(15,996)	(67,941)
Interest accrued	(27,535)	(42,551)
Deferred fuel costs	97,566	81,271
Other working capital accounts	(95,291)	(90,619)
Changes in provisions for estimated losses	(3,968)	1,334
Changes in other regulatory assets	56,047	93,082
Changes in other regulatory liabilities	18,735	15,857
Changes in pensions and other postretirement liabilities	(89,046)	(52,509)
Other	(226,036)	(97,670)
Net cash flow provided by operating activities	532,821	610,958

INVESTING ACTIVITIES
Construction/capital expenditures	(636,011)	(532,958)
Allowance for equity funds used during construction	19,107	13,077
Nuclear fuel purchases	(85,819)	(96,392)
Payment for purchase of plant	(947,778)	—
Insurance proceeds received for property damages	—	12,745
Changes in securitization account	(1,399)	(251)
NYPA value sharing payment	—	(70,790)
Payments to storm reserve escrow account	(367)	(1,865)
Decrease (increase) in other investments	(196,509)	278
Proceeds from nuclear decommissioning trust fund sales	729,414	492,841
Investment in nuclear decommissioning trust funds	(758,665)	(516,564)
Net cash flow used in investing activities	(1,878,027)	(699,879)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	2,869,808	488,065
Treasury stock	5,787	23,156
Retirement of long-term debt	(1,903,670)	(685,258)
Repurchase of common stock	—	(25,078)
Changes in credit borrowings and commercial paper - net	271,730	210,012
Other	(644)	(9,320)
Dividends paid:
Common stock	(151,839)	(149,257)
Preferred stock	(5,276)	(4,879)
Net cash flow provided by (used in) financing activities	1,085,896	(152,559)

Net decrease in cash and cash equivalents	(259,310)	(241,480)

Cash and cash equivalents at beginning of period	1,350,961	1,422,026

Cash and cash equivalents at end of period	$1,091,651	$1,180,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$251,305	$203,786
Income taxes	$26,382	$65,919

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$81,624	$63,497
Temporary cash investments	1,010,027	1,287,464
Total cash and cash equivalents	1,091,651	1,350,961
Accounts receivable:
Customer	559,584	608,491
Allowance for doubtful accounts	(41,377)	(39,895)
Other	170,771	178,364
Accrued unbilled revenues	304,446	321,940
Total accounts receivable	993,424	1,068,900
Deferred fuel costs	28,296	—
Fuel inventory - at average cost	226,898	217,810
Materials and supplies - at average cost	873,679	873,357
Deferred nuclear refueling outage costs	245,623	211,512
Prepayments and other	541,624	344,872
TOTAL	4,001,195	4,067,412

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	4,653	4,341
Decommissioning trust funds	5,451,729	5,349,953
Non-utility property - at cost (less accumulated depreciation)	221,431	219,999
Other	490,232	468,704
TOTAL	6,168,045	6,042,997

PROPERTY, PLANT, AND EQUIPMENT
Electric	46,578,818	44,467,159
Property under capital lease	610,590	952,465
Natural gas	396,687	392,032
Construction work in progress	1,426,671	1,456,735
Nuclear fuel	1,302,903	1,345,422
TOTAL PROPERTY, PLANT, AND EQUIPMENT	50,315,669	48,613,813
Less - accumulated depreciation and amortization	21,333,661	20,789,452
PROPERTY, PLANT, AND EQUIPMENT - NET	28,982,008	27,824,361

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	776,370	775,528
Other regulatory assets (includes securitization property of $689,885 as of March 31, 2016 and $714,044 as of December 31, 2015)	4,647,907	4,704,796
Deferred fuel costs	238,951	238,902
Goodwill	377,172	377,172
Accumulated deferred income taxes	121,700	54,903
Other	620,534	561,610
TOTAL	6,782,634	6,712,911

TOTAL ASSETS	$45,933,882	$44,647,681

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$796,732	$214,374
Notes payable and commercial paper	766,079	494,348
Accounts payable	888,349	1,071,798
Customer deposits	423,564	419,407
Taxes accrued	194,081	210,077
Interest accrued	167,030	194,565
Deferred fuel costs	361,897	235,986
Obligations under capital leases	2,762	2,709
Pension and other postretirement liabilities	62,789	62,513
Other	176,065	184,181
TOTAL	3,839,348	3,089,958

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,467,757	8,306,865
Accumulated deferred investment tax credits	231,610	234,300
Obligations under capital leases	26,290	27,001
Other regulatory liabilities	1,433,632	1,414,898
Decommissioning and asset retirement cost liabilities	4,808,315	4,790,187
Accumulated provisions	456,698	460,727
Pension and other postretirement liabilities	3,098,036	3,187,357
Long-term debt (includes securitization bonds of $751,595 as of March 31, 2016 and $774,696 as of December 31, 2015)	13,500,140	13,111,556
Other	392,924	449,856
TOTAL	32,415,402	31,982,747

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	318,185	318,185

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2016 and in 2015	2,548	2,548
Paid-in capital	5,384,762	5,403,758
Retained earnings	9,472,040	9,393,913
Accumulated other comprehensive income	29,792	8,951
Less - treasury stock, at cost (76,031,187 shares in 2016 and 76,363,763 shares in 2015)	5,528,195	5,552,379
TOTAL	9,360,947	9,256,791

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,933,882	$44,647,681

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2014	$94,000	$2,548	($5,497,526)	$5,375,353	$10,169,657	($42,307)	$10,101,725

Consolidated net income (a)	4,879	—	—	—	298,050	—	302,929
Other comprehensive loss	—	—	—	—	—	(17,430)	(17,430)
Common stock repurchases	—	—	(25,078)	—	—	—	(25,078)
Common stock issuances related to stock plans	—	—	43,632	(23,663)	—	—	19,969
Common stock dividends declared	—	—	—	—	(149,257)	—	(149,257)
Preferred dividend requirements of subsidiaries (a)	(4,879)	—	—	—	—	—	(4,879)

Balance at March 31, 2015	$94,000	$2,548	($5,478,972)	$5,351,690	$10,318,450	($59,737)	$10,227,979

Balance at December 31, 2015	$—	$2,548	($5,552,379)	$5,403,758	$9,393,913	$8,951	$9,256,791

Consolidated net income (a)	5,276	—	—	—	229,966	—	235,242
Other comprehensive income	—	—	—	—	—	20,841	20,841
Common stock issuances related to stock plans	—	—	24,184	(18,996)	—	—	5,188
Common stock dividends declared	—	—	—	—	(151,839)	—	(151,839)
Preferred dividend requirements of subsidiaries (a)	(5,276)	—	—	—	—	—	(5,276)

Balance at March 31, 2016	$—	$2,548	($5,528,195)	$5,384,762	$9,472,040	$29,792	$9,360,947

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2016 and 2015 include $5.3 million and $3.2 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$744	$882	($138)	(16)
Commercial	538	583	(45)	(8)
Industrial	560	576	(16)	(3)
Governmental	51	52	(1)	(2)
Total retail	1,893	2,093	(200)	(10)
Sales for resale	55	60	(5)	(8)
Other	94	65	29	45
Total	$2,042	$2,218	($176)	(8)

Utility Billed Electric Energy Sales (GWh):
Residential	8,137	9,433	(1,296)	(14)
Commercial	6,511	6,721	(210)	(3)
Industrial	11,055	10,406	649	6
Governmental	600	592	8	1
Total retail	26,303	27,152	(849)	(3)
Sales for resale	3,140	1,811	1,329	73
Total	29,443	28,963	480	2

Entergy Wholesale Commodities:
Operating Revenues	$522	$643	($121)	(19)
Billed Electric Energy Sales (GWh)	9,246	9,592	(346)	(4)

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

As discussed in the Form 10-K, in March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Entergy Arkansas incurred incremental expenses of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental expenses of approximately $50 million in 2016, of which $19.6 million was incurred in the first quarter 2016, in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A lesser amount of incremental expenses is expected to be ongoing annually after 2016.

Pilgrim NRC Oversight and Planned Shutdown

In September 2015 the NRC placed Pilgrim in its “multiple/repetitive degraded cornerstone column” (Column 4) of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures. The preliminary estimate of direct costs of Pilgrim’s response to a planned NRC enhanced inspection ranges from $45 million to $60 million in operation and maintenance expense, including approximately $30 million in 2016, of which $5 million was incurred in the first quarter 2016. The estimate does not include potential capital investment or other costs to address issues that may arise in the inspection.

Entergy determined in April 2016 that it intends to refuel Pilgrim in 2017 and then cease operations May 31, 2019. In October 2015, Entergy previously announced its intention to cease operations at Pilgrim because of poor market conditions, reduced revenues, and increased operational costs. Pilgrim currently has approximately 677 MW of Capacity Supply Obligations in ISO New England through May 2019.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy’s nuclear power plants.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s non-nuclear property insurance program.

Employment Litigation

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s employment and labor-related proceedings.

Asbestos Litigation (Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos litigation at Entergy Louisiana, Entergy New Orleans, and Entergy Texas.

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

Fuel and purchased power cost recovery

Entergy Louisiana

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. Two parties intervened in the proceeding. A procedural schedule was established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC staff report and any issues raised by intervenors. One intervenor sought further proceedings regarding certain issues it raised in its comments on the LPSC staff report. Entergy Louisiana filed responses to both the LPSC staff report and the issues raised by the intervenor. After conducting additional discovery, in April 2016 the LPSC staff consultant issued its supplemental audit report, which concluded that Entergy Louisiana was not imprudent on the issues raised by the intervenor.

In December 2011 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  In March 2016 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $8.6 million, plus interest, to customers and realign the recovery of approximately $12.7 million from Entergy Gulf States Louisiana’s fuel adjustment clause to base rates. A procedural schedule has not been established for this proceeding, and discovery from intervenors has not commenced.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period. In August 2015 the MPSC approved the interim adjustments effective with September 2015 bills. In November 2015, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included a projected over-recovery balance of $48 million projected through January 31, 2016. In January 2016 the MPSC approved the redetermined annual factor effective February 1, 2016. The MPSC further ordered, however, that due to the significant change in natural gas price forecasts since Entergy Mississippi’s filing in November 2015, Entergy Mississippi shall file a revised fuel factor with the MPSC no later than February 1, 2016. Pursuant to that order, Entergy Mississippi submitted a revised fuel factor. Additionally, because Entergy Mississippi’s projected over-recovery balance for the period ending January 31, 2017 was $68 million, in February 2016, Entergy Mississippi filed for another interim adjustment to the energy cost factor effective April 2016 to flow through to customers the projected over-recovery balance over a six-month period. That interim adjustment was approved by the MPSC in February 2016 effective for April 2016 bills.

Entergy Texas

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. Both appeals are pending, but the appeals do not stay the PUCT’s decision. In April 2016, Entergy Texas filed with the PUCT an application to refund to customers approximately $56.2 million. The refund resulted from (i) $41.8 million of fuel cost recovery over-collections through February 2016, (ii) the $10.9 million in bandwidth remedy payments, discussed above, that Entergy Texas received related to calendar year 2006 production costs, and (iii) $3.5 million in bandwidth remedy payments that Entergy Texas received related to 2006-2008 production costs. Entergy Texas requested that the refund be made to most customers over a four-month period beginning June 2016.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the APSC

2015 Rate Case

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notified the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requested a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requested a 10.2% return on common equity. In September 2015, APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. In December 2015, Entergy Arkansas, the APSC staff, and certain of the intervenors in the rate case filed with the APSC a joint motion for approval of a settlement of the case that proposed a retail rate increase of approximately $225 million with a net increase in revenue of approximately $133 million; an authorized return on common equity of 9.75%; and a formula rate plan tariff that provides a 50 basis point band around the 9.75% allowed

Entergy Corporation and Subsidiaries
Notes to Financial Statements

return on common equity. A significant portion of the rate increase is related to Entergy Arkansas’s acquisition in March 2016 of Union Power Station Power Block 2 for a base purchase price of $237 million, subject to closing adjustments. The settlement agreement also provided for amortization over a 10-year period of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance. A hearing was held in January 2016. In February 2016 the APSC approved the settlement with one exception that would reduce the retail rate increase proposed in the settlement by $5 million. The settling parties agreed to the APSC modifications in February 2016. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. In March 2016, Entergy Arkansas made a compliance filing regarding the new rates that included an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. The interim base rate adjustment surcharge will recover a total of $21.1 million over the nine-month period from April 2016 through December 2016.

Entergy Arkansas plans to make its first formula rate plan filing in July 2016 for rates effective with the first billing cycle of January 2017.

Filings with the LPSC

Retail Rates - Electric

Ninemile 6

As discussed in the Form 10-K, in July 2015, Entergy Louisiana submitted to the LPSC a Ninemile 6 compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. Testimony filed by LPSC staff generally supports the prudence of the management of the project and recovery of the costs incurred to complete the project. The LPSC staff has questioned the warranty coverage for one element of the project. In March 2016, Entergy Louisiana and the LPSC staff filed a joint motion to suspend the procedural schedule pending the filing of an uncontested joint stipulated settlement.

Union Power Station

As discussed in the Form 10-K, in October 2015 the LPSC approved a settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station. In March 2016, Entergy Louisiana acquired Power Blocks 3 and 4 of Union Power Station for an aggregate purchase price of approximately $474 million, subject to closing adjustments, and implemented rates to collect the estimated first-year revenue requirement with the first billing cycle of March 2016.

Retail Rates - Gas

In January 2016, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2015. The filing showed an earned return on common equity of 10.22%, which is within the authorized bandwidth, therefore requiring no change in rates. In March 2016 the LPSC staff issued its report stating that the 2015 gas rate stabilization plan filing is in compliance with the exception of several issues that require additional information, explanation, or clarification for which the LPSC staff has reserved the right to further review. Discovery regarding these issues is pending, but a procedural schedule has not been established for addressing the outstanding issues. Absent approval of an extension by the LPSC, test year 2015 is the final year under the current gas rate stabilization plan. In February 2016, however, Entergy Louisiana filed a motion requesting to extend the terms of the gas rate stabilization plan for an additional three-year term. A procedural schedule has not been established.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the MPSC

In March 2016, Entergy Mississippi submitted its formula rate plan 2016 test year filing showing Entergy Mississippi’s projected earned return for the 2016 calendar year to be below the formula rate plan bandwidth. The filing shows a $32.6 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 9.96%, within the formula rate plan bandwidth. The filing is currently subject to MPSC review. In April 2016 the Mississippi Public Utilities Staff filed a letter disputing the formula rate plan evaluation report subject to its continued review of the submittal. A final order is expected in second quarter 2016, with the resulting rates effective mid-year 2016. Pursuant to the terms of the formula rate plan, Entergy Mississippi also submitted an informational look-back filing for 2015 that showed Entergy Mississippi’s 2015 earned return was within the formula rate plan bandwidth.

Filings with the City Council

As discussed in the Form 10-K, in November 2015 the City Council authorized expansion of the purchased power and capacity acquisition cost recovery rider to recover the non-fuel purchased power expense from Ninemile 6 as well as the revenue requirement associated with the acquisition of Power Block 1 of Union Power Station. In March 2016, Entergy New Orleans acquired Power Block 1 of Union Power Station for approximately $237 million, subject to closing adjustments, and initiated recovery of these costs with March 2016 bills.

Filings with the PUCT

2011 Rate Case

See the Form 10-K for discussion of Entergy Texas’s 2011 rate case. As discussed in the Form 10-K, several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced in the Form 10-K, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Oral argument before the court panel was held in September 2015. In April 2016 the Third Court of Appeals issued its opinion affirming the District Court’s decision on all points. Entergy Texas plans to petition the Texas Supreme Court to hear its appeal of the Third Court’s ruling.

Other Filings

In September 2015, Entergy Texas filed for a transmission cost recovery factor rider requesting a $13 million increase, incremental to base rates. Testimony was filed in November 2015, with the PUCT staff and other parties proposing various disallowances involving, among other things, MISO charges, vegetation management costs, and bad debt expenses that would reduce the requested increase by approximately $2 million. In addition to those recommended disallowances, a number of parties recommended that Entergy Texas’s request be reduced by an additional $3.4 million to account for load growth since base rates were last set. A hearing on the merits was held in December 2015. In February 2016 a State Office of Administrative Hearings ALJ issued a proposal for decision recommending that the PUCT disallow approximately $2 million from Entergy Texas’s $13 million request, but recommending that the PUCT not accept the load growth offset. In May 2016 the PUCT deferred final consideration of Entergy Texas’s TCRF application and opened the record to consider additional evidence to be provided by Entergy Texas and potentially other parties regarding the rate-making treatment of spare transmission-level transformers that are transferred among the Utility operating companies.  It is not known when the PUCT will take up the merits of this matter, but Entergy Texas was granted interim rates as of April 14, 2016 whenever a final order is issued setting those rates.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Agreement Cost Equalization Proceedings

Rough Production Cost Equalization Rates

2015 Rate Filing Based on Calendar Year 2014 Production Costs

In May 2015, Entergy filed with the FERC the 2015 rates in accordance with the FERC’s orders in the System Agreement proceeding. The filing shows that no payments and receipts are required in 2015 to implement the FERC’s remedy based on calendar year 2014 production costs. Several parties intervened in the proceeding and the LPSC and City Council intervened and filed comments. In October 2015 the FERC accepted the 2015 rates for filing, suspended them for a nominal period, to become effective June 1, 2015, as requested, subject to refund, and set them for hearing and settlement judge procedures. In March 2016, Entergy Services filed a settlement at the FERC resolving the 2015 rate filing. In the settlement, the parties did not dispute the 2015 rates as calculated with no payments or receipts. Pursuant to the settlement, the 2015 rates are subject to a recalculation and compliance filing upon resolution of other ongoing bandwidth-related proceedings.

Interruptible Load Proceedings

See the Form 10-K for a discussion of the interruptible load proceeding. In April 2016 the FERC issued an order on remand that addressed the December 2014 decision by the D.C. Circuit in the interruptible load proceeding. The order on remand affirmed the FERC’s denial of refunds for the 15-month refund effective period. The FERC explained and clarified its policies regarding refunds and concluded that the evidence in the record demonstrated that the relevant equitable factors favored not requiring refunds in this case. The FERC also noted that, under Section 206(c) of the Federal Power Act, in a Section 206 proceeding involving two or more electric utility companies of a registered holding company system, the FERC may order refunds only if it determines the refunds would not cause the registered holding company to experience any reduction in revenues resulting from an inability of an electric utility company in the system to recover the resulting increase in costs. The FERC stated it was not able to find that the Entergy system would not experience a reduction in revenues if refunds were awarded in this proceeding, which further supported the denial of refunds.

Entergy Arkansas Opportunity Sales Proceedings

See the Form 10-K for a discussion of the proceeding initiated at the FERC by the LPSC in June 2009 in which the LPSC initially requested that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.  In April 2016 the FERC issued orders addressing the requests for rehearing filed in July 2012 and the ALJ’s August 2013 initial decision. The first order denies Entergy’s request for rehearing and affirms FERC’s earlier rulings that Entergy’s original methodology for allocating energy costs to the opportunity sales was incorrect and, as a result, Entergy Arkansas must make payments to the other Utility operating companies to put them in the same position that they would have been in absent the incorrect allocation. The FERC clarified that interest should be included with the payments. The second order affirmed in part, and reversed in part, the rulings in the ALJ’s initial decision regarding the methodology that should be used to calculate the payments Entergy Arkansas is to make to the other Utility operating companies. The FERC affirmed the ALJ’s ruling that a full re-run of intra-system bills should be performed, but required that methodology be modified so that the sales have the same priority for purposes of energy allocation as joint account sales. The FERC reversed the ALJ’s decision that any payments by Entergy Arkansas should be reduced by 20%. The FERC also reversed the ALJ’s decision that adjustments to other System Agreement service schedules and excess bandwidth payments should not be taken into account when calculating the payments to be made by Entergy Arkansas. The FERC held that such adjustments and excess bandwidth payments should be taken into account, but ordered further

Entergy Corporation and Subsidiaries
Notes to Financial Statements

proceedings before an ALJ to address whether a cap on any reduction due to bandwidth payments was necessary and to implement the other adjustments to the calculation methodology.

The effect of the FERC’s decisions, if upheld, is that Entergy Arkansas will make payments to some or all of the other Utility operating companies. As part of the further proceedings required by the FERC, Entergy will re-run intra-system bills for a ten-year period (2000-2009) to quantify the effects of the FERC's rulings. The ALJ will issue an initial decision and FERC will issue an order reviewing that decision. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing that initial decision and Entergy submits a subsequent filing to comply with that order. Because further proceedings are required, the amount and recipients of payments by Entergy Arkansas are unknown at this time. Based on testimony previously submitted in the case, however, in the first quarter 2016 Entergy Arkansas recorded a liability of $87 million for its estimated increased costs and payment to the other Utility operating companies, including interest. This estimate is subject to change depending on how the FERC resolves the issues that are still outstanding in the case. Entergy Arkansas’s increased costs will be attributed to Entergy Arkansas’s retail and wholesale businesses, and it is not probable that Entergy Arkansas will recover the wholesale portion. Therefore Entergy Arkansas recorded a regulatory asset of approximately $75 million, which represents its estimate of the retail portion of the costs.

NOTE 3.  EQUITY  (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended March 31,
	2016			2015
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$230.0	178.6	$1.29	$298.1	179.7	$1.66
Average dilutive effect of:
Stock options		0.1	—		0.5	(0.01)
Other equity plans		0.3	(0.01)		0.3	—
Diluted earnings per share	$230.0	179.0	$1.28	$298.1	180.5	$1.65

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 6.1 million for the three months ended March 31, 2016 and approximately 3.5 million for the three months ended March 31, 2015.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the three months ended March 31, 2016, Entergy Corporation issued 332,576 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the three months ended March 31, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retained Earnings

On April 6, 2016, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.85 per share, payable on June 1, 2016, to holders of record as of May 12, 2016.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended March 31, 2016 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2016	$105,970	($466,604)	$367,557	$2,028	$8,951
Other comprehensive income (loss) before reclassifications	90,307	—	25,032	(284)	115,055
Amounts reclassified from accumulated other comprehensive income (loss)	(99,813)	7,562	(1,963)	—	(94,214)
Net other comprehensive income (loss) for the period	(9,506)	7,562	23,069	(284)	20,841
Ending balance, March 31, 2016	$96,464	($459,042)	$390,626	$1,744	$29,792

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended March 31, 2016:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, January 1, 2016	($56,412)
Amounts reclassified from accumulated other comprehensive income (loss)	(263)
Net other comprehensive income (loss) for the period	(263)
Ending balance, March 31, 2016	($56,675)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended March 31, 2015:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, January 1, 2015	($79,223)
Amounts reclassified from accumulated other comprehensive income (loss)	380
Net other comprehensive income (loss) for the period	380
Ending balance, March 31, 2015	($78,843)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended March 31, 2016 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$153,958	Competitive business operating revenues
Interest rate swaps	(400)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	153,558
	(53,745)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$99,813

Pension and other postretirement liabilities
Amortization of prior-service credit	$7,355	(a)
Amortization of loss	(15,175)	(a)
Total amortization	(7,820)
	258	Income taxes
Total amortization (net of tax)	($7,562)

Net unrealized investment gain (loss)
Realized gain (loss)	$3,850	Interest and investment income
	(1,887)	Income taxes
Total realized investment gain (loss) (net of tax)	$1,963

Total reclassifications for the period (net of tax)	$94,214

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended March 31, 2016 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,947	(a)
Amortization of loss	(1,569)	(a)
Total amortization	378
	(115)	Income taxes
Total amortization (net of tax)	263

Total reclassifications for the period (net of tax)	$263

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended March 31, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,867	(a)
Amortization of loss	(2,535)	(a)
Total amortization	(668)
	288	Income taxes
Total amortization (net of tax)	(380)

Total reclassifications for the period (net of tax)	($380)

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2020.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.275% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the three months ended March 31, 2016 was 2.35% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of March 31, 2016.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$616	$7	$2,877

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At March 31, 2016, Entergy Corporation had $578 million of commercial paper outstanding.  The weighted-average interest rate for the three months ended March 31, 2016 was 1.14%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of March 31, 2016 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of March 31, 2016	Letters of Credit Outstanding as of March 31, 2016
Entergy Arkansas	April 2016	$20 million (b)	1.93%	$—	$—
Entergy Arkansas	August 2020	$150 million (c)	1.68%	$—	$—
Entergy Louisiana	August 2020	$350 million (d)	1.68%	$—	$3.1 million
Entergy Mississippi	May 2016	$37.5 million (e)	1.93%	$—	$—
Entergy Mississippi	May 2016	$35 million (e)	1.93%	$—	$—
Entergy Mississippi	May 2016	$20 million (e)	1.93%	$—	$—
Entergy Mississippi	May 2016	$10 million (e)	1.93%	$—	$—
Entergy New Orleans	November 2018	$25 million	2.18%	$—	$—
Entergy Texas	August 2020	$150 million (f)	1.93%	$—	$1.3 million

(a)	The interest rate is the rate as of March 31, 2016 that would most likely apply to outstanding borrowings under the facility.

(b)
Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option. The credit facility expired in April 2016. Entergy Arkansas plans to renew the credit facility.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.

(d)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(e)
Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option. Entergy Mississippi expects to renew its credit facilities prior to expiration.

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

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations related to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of March 31, 2016:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of March 31, 2016 (a)
Entergy Arkansas	$25 million	0.70%	$1.0 million
Entergy Louisiana	$125 million	0.70%	$7.0 million
Entergy Mississippi	$40 million	0.70%	$4.4 million
Entergy New Orleans	$15 million	0.75%	$6.2 million
Entergy Texas	$50 million	0.70%	$5.6 million

(a)	The amount for Entergy Mississippi includes $0.4 million related to FTR exposure. See Note 8 to the financial statements herein for discussion of FTRs.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2017. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of March 31, 2016 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$—
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$100	$—
Entergy Texas	$200	$—
System Energy	$200	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Nuclear Vermont Yankee Credit Facilities

Entergy Nuclear Vermont Yankee entered into a credit facility guaranteed by Entergy Corporation which expires in January 2018. In the first quarter 2016, Entergy Nuclear Vermont Yankee increased the borrowing capacity of its credit facility to $100 million.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee. The commitment fee is currently 0.25% of the undrawn commitment amount.   As of March 31, 2016, $61 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the three months ended March 31, 2016 was 2.20% on the drawn portion of the facility.

Entergy Nuclear Vermont Yankee also entered into an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides an additional funding source to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee.  As of March 31, 2016, there were no cash borrowings outstanding under the credit facility. The rate as of March 31, 2016 that would most likely apply to outstanding borrowings under the facility was 2.18% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of March 31, 2016:

Company	Expiration Date (a)	Amount of Facility	Weighted Average Interest Rate on Borrowings (b)	Amount Outstanding as of March 31, 2016
		(Dollars in Millions)
Entergy Arkansas VIE	June 2016	$85	n/a	$—
Entergy Louisiana River Bend VIE	June 2016	$100	n/a	$—
Entergy Louisiana Waterford VIE	June 2016	$90	1.86%	$77.5 (c)
System Energy VIE	June 2016	$125	2.01%	$111 (c)

(a)	Prior to expiration, the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy each plan to renew its credit facility.

(b)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

(c)	Commercial paper, classified as a current liability.

The commitment fees on the credit facilities are 0.10% of the undrawn commitment amount for the Entergy Louisiana VIEs and 0.125% of the undrawn commitment amount for the Entergy Arkansas and System Energy VIEs.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of March 31, 2016 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.23% Series J due July 2016	$55 million
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Louisiana River Bend VIE	3.25% Series Q due July 2017	$75 million
Entergy Louisiana River Bend VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana Waterford VIE	3.25% Series G due July 2017	$25 million
Entergy Louisiana Waterford VIE	3.92% Series H due February 2021	$40 million
System Energy VIE	4.02% Series H due February 2017	$50 million
System Energy VIE	3.78% Series I due October 2018	$85 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Redemptions

(Entergy Arkansas)

In January 2016, Entergy Arkansas issued $325 million of 3.5% Series first mortgage bonds due April 2026. Entergy Arkansas used the proceeds to pay, prior to maturity, its $175 million of 5.66% Series first mortgage bonds due February 2025, and used the remainder of the proceeds, together with other funds, towards the purchase of Power Block 2 at Union Power Station and for general corporate purposes. See Note 13 to the financial statements herein for discussion of the Union purchase.

(Entergy Louisiana)

In March 2016, Entergy Louisiana issued $200 million of 4.95% Series first mortgage bonds due January 2045. Entergy Louisiana used the proceeds to pay, together with other funds, the $60 million cash portion of the price to purchase the undivided interests of Waterford 3, to repay borrowings from the money pool, to repay borrowings under its $350 million credit facility, and for general corporate purposes. A portion of the proceeds of the borrowings described in the preceding sentence were used, together with other funds, for the purchase of Power Blocks 3 and 4 at Union Power Station. See Note 11 to the financial statements herein for discussion of the Waterford 3 transaction and Note 13 to the financial statements herein for discussion of the Union purchase.

In March 2016, Entergy Louisiana issued $425 million of 3.25% Series collateral trust mortgage bonds due April 2028. Entergy Louisiana used the proceeds to pay, together with other funds, the $60 million cash portion of the price to purchase the undivided interests of Waterford 3, to repay borrowings from the money pool, and for general corporate purposes. A portion of the proceeds of the borrowings described in the preceding sentence were used, together with other funds, for the purchase of Power Blocks 3 and 4 at Union Power Station. See Note 11 to the financial statements herein for discussion of the Waterford 3 transaction and Note 13 to the financial statements herein for discussion of the Union purchase.

In March 2016, Entergy Louisiana arranged for the issuance by the Louisiana Public Facilities Authority of (i) $83.680 million of 3.375% pollution control refunding revenue bonds (Entergy Louisiana, LLC Project) Series 2016A due September 2028, and (ii) $115 million of 3.50% pollution control refunding revenue bonds (Entergy Louisiana, LLC Project) Series 2016B due June 2030, each of which series is evidenced by a separate series of non-interest bearing collateral trust mortgage bonds of Entergy Louisiana. The proceeds from these issuances were held

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in trust as of March 31, 2016 and were applied in April 2016 to the refunding of $198.68 million of outstanding series of pollution control revenue bonds previously issued on behalf of Entergy Louisiana.

In March 2016, Entergy Louisiana issued $51.972 million of Waterford Series collateral trust mortgage notes due July 2017 as part of the purchase of the undivided interests in Waterford 3. See Note 11 to the financial statements herein for discussion of the Waterford 3 transaction.

In March 2016 the Entergy Louisiana nuclear fuel company variable interest entity redeemed, at maturity, its $20 million of 3.30% Series F notes.

(Entergy New Orleans)

In March 2016, Entergy New Orleans issued $110 million of 5.50% Series first mortgage bonds due April 2066. Entergy New Orleans used the proceeds to repay borrowings from the money pool, to repay borrowings under its $25 million credit facility, and for general corporate purposes. A portion of the proceeds of the borrowings described in the preceding sentence were used, together with other funds, for the purchase of Power Block 1 of Union Power Station. See Note 13 to the financial statements for discussion of the Union purchase.

(Entergy Texas)

In March 2016, Entergy Texas issued $125 million of 2.55% Series first mortgage bonds due June 2021. Entergy Texas used the proceeds for general corporate purposes.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of March 31, 2016 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$14,296,872	$14,811,845
Entergy Arkansas	$2,777,649	$2,726,079
Entergy Louisiana	$5,620,234	$5,967,996
Entergy Mississippi	$1,045,430	$1,100,469
Entergy New Orleans	$449,892	$443,145
Entergy Texas	$1,552,741	$1,702,601
System Energy	$572,742	$550,080

(a)
The values exclude lease obligations of $56 million at Entergy Louisiana and $34 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $35 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2015 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$13,325,930	$13,578,511
Entergy Arkansas	$2,629,839	$2,498,108
Entergy Louisiana	$4,836,162	$5,018,786
Entergy Mississippi	$1,045,085	$1,087,326
Entergy New Orleans	$342,880	$351,040
Entergy Texas	$1,451,967	$1,590,616
System Energy	$572,667	$552,762

(a)
The values exclude lease obligations of $109 million at Entergy Louisiana and $34 million at System Energy, long-term DOE obligations of $181 million at Entergy Arkansas, and the note payable to NYPA of $35 million at Entergy, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Stock Options

Entergy granted options on 696,900 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2016 with a weighted-average fair value of $7.40 per option.  As of March 31, 2016, there were options on 7,562,576 shares of common stock outstanding with a weighted-average exercise price of $84.06.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of March 31, 2016.  Because Entergy’s stock price at March 31, 2016 was less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of March 31, 2016 was zero. The intrinsic value of all “in the money” stock options was $30.5 million as of March 31, 2016.

The following table includes financial information for outstanding stock options for the three months ended March 31, 2016 and 2015:

	2016	2015
	(In Millions)
Compensation expense included in Entergy’s net income	$1.1	$1.1
Tax benefit recognized in Entergy’s net income	$0.4	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Equity Awards

In January 2016 the Board approved and Entergy granted 370,000 restricted stock awards and 199,800 long-term incentive awards under the 2015 Equity Ownership Plan.  The restricted stock awards were made effective as of January 28, 2016 and were valued at $70.56 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  In addition, long-term incentive awards were granted in the form of performance units that represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned.  The performance units were granted effective as of January 28, 2016 and were valued at $84.52 per share.  Entergy considers various factors, primarily market conditions, in determining the value of the performance units.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.  Performance units have the same dividend rights as shares of Entergy common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

The following table includes financial information for other outstanding equity awards for the three months ended March 31, 2016 and 2015:

	2016	2015
	(In Millions)
Compensation expense included in Entergy’s net income	$8.4	$8.1
Tax benefit recognized in Entergy’s net income	$3.2	$3.1
Compensation cost capitalized as part of fixed assets and inventory	$1.8	$1.5

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the first quarters of 2016 and 2015, included the following components:

	2016	2015
	(In Thousands)
Service cost - benefits earned during the period	$35,811	$43,762
Interest cost on projected benefit obligation	65,403	75,694
Expected return on assets	(97,366)	(98,655)
Amortization of prior service cost	270	390
Amortization of loss	48,824	58,981
Special termination benefit	—	76
Net pension costs	$52,942	$80,248

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the first quarters of 2016 and 2015, included the following components:

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,181	$7,049	$1,562	$656	$1,416	$1,566
Interest cost on projected
benefit obligation	13,055	14,870	3,811	1,814	3,557	2,992
Expected return on assets	(19,772)	(22,096)	(5,981)	(2,687)	(6,062)	(4,459)
Amortization of loss	10,936	11,946	2,985	1,615	2,340	2,604
Net pension cost	$9,400	$11,769	$2,377	$1,398	$1,251	$2,703

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$6,661	$8,599	$1,982	$849	$1,645	$1,957
Interest cost on projected
benefit obligation	15,471	17,367	4,502	2,108	4,354	3,493
Expected return on assets	(20,026)	(22,701)	(6,105)	(2,725)	(6,222)	(4,568)
Amortization of loss	13,564	14,951	3,724	2,013	3,238	3,264
Net pension cost	$15,670	$18,216	$4,103	$2,245	$3,015	$4,146

Non-Qualified Net Pension Cost

Entergy recognized $4.3 million and $4.5 million in pension cost for its non-qualified pension plans in the first quarters of 2016 and 2015, respectively.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the first quarters of 2016 and 2015:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Non-qualified pension cost first quarter 2016	$106	$59	$59	$16	$127
Non-qualified pension cost first quarter 2015	$113	$68	$59	$16	$149

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the first quarters of 2016 and 2015, included the following components:

	2016	2015
	(In Thousands)
Service cost - benefits earned during the period	$8,073	$11,326
Interest cost on accumulated postretirement benefit obligation (APBO)	14,083	17,984
Expected return on assets	(10,455)	(11,344)
Amortization of prior service credit	(11,373)	(9,320)
Amortization of loss	4,554	7,893
Net other postretirement benefit cost	$4,882	$16,539

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the first quarters of 2016 and 2015, included the following components:

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$978	$1,869	$386	$156	$398	$334
Interest cost on APBO	2,324	3,260	709	448	1,039	529
Expected return on assets	(4,464)	—	(1,379)	(1,154)	(2,394)	(814)
Amortization of prior service
credit	(1,368)	(1,947)	(234)	(186)	(681)	(393)
Amortization of loss	1,064	731	223	37	537	287
Net other postretirement
benefit cost	($1,466)	$3,913	($295)	($699)	($1,101)	($57)

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,739	$2,474	$507	$205	$500	$470
Interest cost on APBO	3,130	4,078	859	652	1,342	628
Expected return on assets	(4,798)	—	(1,542)	(1,201)	(2,588)	(911)
Amortization of prior service
credit	(610)	(1,867)	(229)	(177)	(681)	(366)
Amortization of loss	1,339	1,780	215	118	685	300
Net other postretirement
benefit cost	$800	$6,465	($190)	($403)	($742)	$121

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the first quarters of 2016 and 2015:

2016	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($270)	$7,738	($113)	$7,355
Amortization of loss	(12,482)	(2,063)	(630)	(15,175)
	($12,752)	$5,675	($743)	($7,820)
Entergy Louisiana
Amortization of prior service credit	$—	$1,947	$—	$1,947
Amortization of loss	(836)	(731)	(2)	(1,569)
	($836)	$1,216	($2)	$378

2015	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($389)	$6,482	($107)	$5,986
Amortization of loss	(12,627)	(4,409)	(552)	(17,588)
	($13,016)	$2,073	($659)	($11,602)
Entergy Louisiana
Amortization of prior service credit	$—	$1,867	$—	$1,867
Amortization of loss	(751)	(1,779)	(5)	(2,535)
	($751)	$88	($5)	($668)

Employer Contributions

Based on current assumptions, Entergy expects to contribute $387.5 million to its qualified pension plans in 2016.  As of March 31, 2016, Entergy had contributed $88.2 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2016:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2016 pension contributions	$82,831	$83,909	$19,913	$10,694	$15,770	$20,206
Pension contributions made through March 2016	$19,494	$20,195	$4,946	$2,434	$3,798	$4,613
Remaining estimated pension contributions to be made in 2016	$63,337	$63,714	$14,967	$8,260	$11,972	$15,593

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of March 31, 2016 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the first quarters of 2016 and 2015 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2016
Operating revenues	$2,087,793	$522,079	$—	($20)	$2,609,852
Income taxes	$107,836	$52,314	($20,205)	$—	$139,945
Consolidated net income (loss)	$199,651	$79,557	($12,067)	($31,899)	$235,242
2015
Operating revenues	$2,277,510	$642,590	$—	($10)	$2,920,090
Income taxes	$91,251	$70,190	($10,970)	$—	$150,471
Consolidated net income (loss)	$227,750	$123,432	($16,354)	($31,899)	$302,929

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at March 31, 2016 is approximately 2 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 88% for the remainder of 2016, of which approximately 60% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2016 is 25 TWh.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations when the current market prices exceed the contracted power prices.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of March 31, 2016, there were no derivative contracts with counterparties in a liability position. Letters of credit in the amount of $66 million were required to be posted by its counterparties to the Entergy subsidiary as of March 31, 2016. As of December 31, 2015, derivative contracts with two counterparties were in a liability position (approximately $2 million total). In addition to the corporate guarantee, $9 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $68 million was required to be posted by its counterparties to the Entergy subsidiary. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of March 31, 2016 is 57,500,000 MMBtu for Entergy, including 46,330,000 MMBtu for Entergy Louisiana and 11,170,000 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

During the second quarter 2015, Entergy participated in the annual FTR auction process for the MISO planning year of June 1, 2015 through May 31, 2016. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of March 31, 2016 is 18,305 GWh for Entergy, including 3,894 GWh for Entergy Arkansas, 8,385 GWh for Entergy Louisiana, 2,436 GWh for Entergy Mississippi, 1,398 GWh for Entergy New Orleans, and 2,086 GWh for Entergy Texas. Credit support for FTRs held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for FTRs held by Entergy Wholesale Commodities is covered by cash. As of March 31, 2016, letters of credit posted with MISO covered the FTR exposure for Entergy Mississippi. No cash collateral was required to be posted for FTR exposure for the Utility operating companies or Entergy Wholesale Commodities. As of December 31, 2015, no cash or letters of credit were required to be posted for FTR exposure for the Utility operating companies or Entergy Wholesale Commodities, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of March 31, 2016 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$120	($26)	$94	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$20	($1)	$19	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$94	($24)	$70	Entergy Wholesale Commodities
FTRs	Prepayments and other	$9	$—	$9	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$49	($49)	$—	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$9	$—	$9	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2015 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$173	($34)	$139	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$17	($2)	$15	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$14	($14)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$54	($13)	$41	Entergy Wholesale Commodities
FTRs	Prepayments and other	$24	($1)	$23	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$38	($32)	$6	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$9	$—	$9	Utility

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets

(d)
Excludes cash collateral in the amount of $9 million posted and $68 million held as of December 31, 2015. There was no cash collateral required to be posted as of March 31, 2016. Also excludes letters of credit in the amount of $0.4 million posted and $66 million held as of March 31, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated statements of operations for the three months ended March 31, 2016 and 2015 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2016
Electricity swaps and options	$139	Competitive businesses operating revenues	$154

2015
Electricity swaps and options	($32)	Competitive businesses operating revenues	$14

(a)	Before taxes of $54 million and $5 million for the three months ended March 31, 2016 and 2015, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended March 31, 2016 and 2015 was ($1) million and ($1) million, respectively.

Based on market prices as of March 31, 2016, net unrealized gains recorded in AOCI on cash flow hedges relating to power sales totaled $152 million.  Approximately $134 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2016 and 2015 are as follows:

Instrument	Amount of gain (loss) recognized in AOCI	Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)			(In Millions)
2016
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($24)
FTRs	$—	Purchased power expense	(b)	$21
Electricity swaps and options de-designated as hedged items	$25	Competitive business operating revenues		$—

2015
Natural gas swaps	$—	Fuel, fuel-related expenses, and gas purchased for resale	(a)	($19)
FTRs	$—	Purchased power expense	(b)	$33
Electricity swaps and options de-designated as hedged items	$4	Competitive business operating revenues		($34)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of March 31, 2016 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$3.7	Entergy Arkansas
FTRs	Prepayments and other	$3.3	Entergy Louisiana
FTRs	Prepayments and other	$0.9	Entergy Mississippi
FTRs	Prepayments and other	$0.6	Entergy New Orleans
FTRs	Prepayments and other	$0.9	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$7.6	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.8	Entergy Mississippi

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2015 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$7.9	Entergy Arkansas
FTRs	Prepayments and other	$8.5	Entergy Louisiana
FTRs	Prepayments and other	$2.4	Entergy Mississippi
FTRs	Prepayments and other	$1.5	Entergy New Orleans
FTRs	Prepayments and other	$2.2	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$7.0	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.3	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.5	Entergy New Orleans

(a)
Excludes letters of credit in the amount of $0.4 million posted by Entergy Mississippi as of March 31, 2016. No cash collateral was required to be posted as of March 31, 2016 and December 31, 2015, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended March 31, 2016 and 2015 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($19.3)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.1)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

FTRs	Purchased power expense	$7.8	(b)	Entergy Arkansas
FTRs	Purchased power expense	$10.5	(b)	Entergy Louisiana
FTRs	Purchased power expense	$0.8	(b)	Entergy Mississippi
FTRs	Purchased power expense	$0.5	(b)	Entergy New Orleans
FTRs	Purchased power expense	$1.5	(b)	Entergy Texas

2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($16.0)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.0)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

FTRs	Purchased power expense	$15.1	(b)	Entergy Arkansas
FTRs	Purchased power expense	$14.5	(b)	Entergy Louisiana
FTRs	Purchased power expense	$3.3	(b)	Entergy Mississippi
FTRs	Purchased power expense	$1.6	(b)	Entergy New Orleans
FTRs	Purchased power expense	($1.4)	(b)	Entergy Texas

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

Effective first quarter 2016, Entergy retrospectively adopted ASU 2015-07, which simplifies the disclosure for fair value investments by removing the requirement to categorize within the fair value hierarchy investment for which fair value is measured using the net asset value per share as a practical expedient. For all periods presented the common trust funds have not been assigned a level and are presented within the fair value tables only as a reconciling item to the total fair value of investments.

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

Level 2 consists primarily of individually-owned debt instruments.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•
Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management’s best estimate of fair value for the asset or liability.  Level 3 consists primarily of FTRs and derivative power contracts used as cash flow hedges of power sales at merchant power plants.

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group and the Accounting Policy and Entergy Wholesale Commodities Accounting group.  The primary functions of the Entergy Wholesale Commodities Risk Control group include: gathering, validating and reporting market data, providing market risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market risks, and implementing and maintaining controls around changes to market data in the energy trading and risk management system.  The Risk Control group is also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The Accounting Policy and Entergy Wholesale Commodities Accounting group performs functions related to market and counterparty settlements, revenue reporting and analysis and financial accounting. The Entergy Wholesale Commodities Risk Control group reports to the Vice President and Treasurer while the Accounting Policy and Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

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

The amounts reflected as the fair values of electricity options are valued based on a Black Scholes model, and are calculated at the end of each month for accounting purposes.  Inputs to the valuation include end of day forward market prices for the period when the transactions will settle, implied volatilities based on market volatilities provided by a third party data aggregator, and U.S. Treasury rates for a risk-free return rate.  As described further below, prices and implied volatilities are reviewed and can be adjusted if it is determined that there is a better representation of fair value.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The values of FTRs are based on unobservable inputs, including estimates of congestion costs in MISO between applicable generation and load pricing nodes based on the 50th percentile of historical prices.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Entergy Wholesale Commodities Risk Control group for the unregulated business and by the System Planning and Operations Risk Control group for the Utility operating companies.  The values are calculated internally and verified against the data published by MISO. Entergy’s Accounting Policy group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The Risk Control groups report to the Vice President and Treasurer.  The Accounting Policy group reports to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,010	$—	$—	$1,010
Funds held on deposit	197	—	—	197
Decommissioning trust funds (a):
Equity securities	446	—	—	446
Debt securities	1,060	1,189	—	2,249
Common trusts (b)				2,757
Power contracts	—	—	183	183
Securitization recovery trust account	52	—	—	52
Escrow accounts	454	—	—	454
FTRs	—	—	9	9
	$3,219	$1,189	$192	$7,357
Liabilities:
Gas hedge contracts	$9	$—	$—	$9

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,287	$—	$—	$1,287
Decommissioning trust funds (a):
Equity securities	468	—	—	468
Debt securities	1,061	1,094	—	2,155
Common trusts (b)				2,727
Power contracts	—	—	195	195
Securitization recovery trust account	50	—	—	50
Escrow accounts	425	—	—	425
FTRs	—	—	23	23
	$3,291	$1,094	$218	$7,330
Liabilities:
Power contracts	$—	$—	$6	$6
Gas hedge contracts	9	—	—	9
	$9	$—	$6	$15

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements for additional information on the investment portfolios.

(b)
Common trust funds are not publicly quoted, and are valued by the fund administrators using net asset value (NAV) as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the NAV and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2016 and 2015:

	2016		2015
	Power Contracts	FTRs	Power Contracts	FTRs
	(In Millions)
Balance as of January 1,	$189	$23	$215	$47
Total gains (losses) for the period (a)
Included in earnings	—	—	(35)	—
Included in OCI	139	—	(26)	—
Included as a regulatory liability/asset	—	7	—	1
Purchases	—	—	10	—
Settlements	(145)	(21)	(19)	(33)
Balance as of March 31,	$183	$9	$145	$15

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $6 million for the three months ended March 31, 2016 and ($87) million for the three months ended March 31, 2015.

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of March 31, 2016:

Transaction Type	Fair Value as of March 31, 2016	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$149	Unit contingent discount	+/-	3%	$7
Power contracts - electricity options	$34	Implied volatility	+/-	30%	$10

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$13.4	$—	$—	$13.4
Decommissioning trust funds (a):
Equity securities	5.2	—	—	5.2
Debt securities	102.3	208.9	—	311.2
Common trusts (b)				469.1
Securitization recovery trust account	7.6	—	—	7.6
Escrow accounts	19.3	—	—	19.3
FTRs	—	—	3.7	3.7
	$147.8	$208.9	$3.7	$829.5

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.0	$—	$—	$3.0
Debt securities	110.5	193.4	—	303.9
Common trusts (b)				464.4
Securitization recovery trust account	4.2	—	—	4.2
Escrow accounts	12.2	—	—	12.2
FTRs	—	—	7.9	7.9
	$129.9	$193.4	$7.9	$795.6

Entergy Louisiana

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$100.0	$—	$—	$100.0
Funds held on deposit	196.6	—	—	196.6
Decommissioning trust funds (a):
Equity securities	8.5	—	—	8.5
Debt securities	154.5	267.7	—	422.2
Common trusts (b)				634.5
Escrow accounts	304.9	—	—	304.9
Securitization recovery trust account	8.7	—	—	8.7
FTRs	—	—	3.3	3.3
	$773.2	$267.7	$3.3	$1,678.7

Liabilities:
Gas hedge contracts	$7.6	$—	$—	$7.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$34.8	$—	$—	$34.8
Decommissioning trust funds (a):
Equity securities	7.1	—	—	7.1
Debt securities	161.1	248.8	—	409.9
Common trusts (b)				625.3
Escrow accounts	290.4	—	—	290.4
Securitization recovery trust account	3.2	—	—	3.2
FTRs	—	—	8.5	8.5
	$496.6	$248.8	$8.5	$1,379.2

Liabilities:
Gas hedge contracts	$7.0	$—	$—	$7.0

Entergy Mississippi

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$112.7	$—	$—	$112.7
Escrow accounts	41.8	—	—	41.8
FTRs	—	—	0.9	0.9
	$154.5	$—	$0.9	$155.4

Liabilities:
Gas hedge contracts	$1.8	$—	$—	$1.8

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$144.2	$—	$—	$144.2
Escrow accounts	41.7	—	—	41.7
FTRs	—	—	2.4	2.4
	$185.9	$—	$2.4	$188.3

Liabilities:
Gas hedge contracts	$1.3	$—	$—	$1.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$5.3	$—	$—	$5.3
Securitization recovery trust account	7.4	—	—	7.4
Escrow accounts	88.2	—	—	88.2
FTRs	—	—	0.6	0.6
	$100.9	$—	$0.6	$101.5

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$87.8	$—	$—	$87.8
Securitization recovery trust account	4.6	—	—	4.6
Escrow accounts	81.0	—	—	81.0
FTRs	—	—	1.5	1.5
	$173.4	$—	$1.5	$174.9

Liabilities:
Gas hedge contracts	$0.5	$—	$—	$0.5
Entergy Texas

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$64.8	$—	$—	$64.8
Securitization recovery trust account	27.9	—	—	27.9
FTRs	—	—	0.9	0.9
	$92.7	$—	$0.9	$93.6

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$38.2	$—	$—	$38.2
FTRs	—	—	2.2	2.2
	$38.2	$—	$2.2	$40.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$255.0	$—	$—	$255.0
Decommissioning trust funds (a):
Equity securities	2.1	—	—	2.1
Debt securities	232.6	58.8	—	291.4
Common trusts (b)				426.3
	$489.7	$58.8	$—	$974.8

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$222.0	$—	$—	$222.0
Decommissioning trust funds (a):
Equity securities	1.8	—	—	1.8
Debt securities	218.6	59.2	—	277.8
Common trusts (b)				421.9
	$442.4	$59.2	$—	$923.5

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements for additional information on the investment portfolios.

(b)
Common trust funds are not publicly quoted, and are valued by the fund administrators using net asset value (NAV) as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the NAV and trades settle at a later date.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2016.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$7.9	$8.5	$2.4	$1.5	$2.2
Gains (losses) included as a regulatory liability/asset	3.6	5.3	(0.7)	(0.4)	0.2
Settlements	(7.8)	(10.5)	(0.8)	(0.5)	(1.5)
Balance as of March 31,	$3.7	$3.3	$0.9	$0.6	$0.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2015.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$0.7	$25.5	$3.4	$4.1	$12.3
Gains (losses) included as a regulatory liability/asset	15.0	(2.2)	0.8	(1.1)	(10.3)
Settlements	(15.1)	(14.5)	(3.3)	(1.6)	1.4
Balance as of March 31,	$0.6	$8.8	$0.9	$1.4	$3.4

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

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available-for-sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$3,203	$1,638	$1
Debt Securities	2,249	78	4
Total	$5,452	$1,716	$5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$3,195	$1,396	$2
Debt Securities	2,155	41	17
Total	$5,350	$1,437	$19

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $361 million and $342 million as of March 31, 2016 and December 31, 2015, respectively.  The amortized cost of debt securities was $2,183 million as of March 31, 2016 and $2,124 million as of December 31, 2015.  As of March 31, 2016, the debt securities have an average coupon rate of approximately 3.20%, an average duration of approximately 5.84 years, and an average maturity of approximately 8.91 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$38	$1	$196	$2
More than 12 months	—	—	73	2
Total	$38	$1	$269	$4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$54	$2	$1,031	$15
More than 12 months	1	—	61	2
Total	$55	$2	$1,092	$17

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$98	$77
1 year - 5 years	855	857
5 years - 10 years	711	704
10 years - 15 years	144	124
15 years - 20 years	58	50
20 years+	383	343
Total	$2,249	$2,155

During the three months ended March 31, 2016 and 2015, proceeds from the dispositions of securities amounted to $729 million and $493 million, respectively.  During the three months ended March 31, 2016 and 2015, gross gains of $10 million and $26 million, respectively, and gross losses of $3 million and $2 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$474.3	$238.5	$0.2
Debt Securities	311.2	9.5	0.8
Total	$785.5	$248.0	$1.0

2015
Equity Securities	$467.4	$234.4	$0.2
Debt Securities	303.9	4.1	2.2
Total	$771.3	$238.5	$2.4

The amortized cost of debt securities was $302 million as of March 31, 2016 and $301.8 million as of December 31, 2015.  As of March 31, 2016, the debt securities have an average coupon rate of approximately 2.58%, an average duration of approximately 5.25 years, and an average maturity of approximately 6.16 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$7.3	$0.2	$18.1	$0.4
More than 12 months	—	—	11.3	0.4
Total	$7.3	$0.2	$29.4	$0.8

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$7.8	$0.2	$111.4	$1.7
More than 12 months	—	—	18.5	0.5
Total	$7.8	$0.2	$129.9	$2.2

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$3.7	$1.8
1 year - 5 years	142.0	145.2
5 years - 10 years	138.4	138.5
10 years - 15 years	7.5	2.4
15 years - 20 years	2.1	2.0
20 years+	17.5	14.0
Total	$311.2	$303.9

During the three months ended March 31, 2016 and 2015, proceeds from the dispositions of securities amounted to $58.6 million and $81.9 million, respectively.  During the three months ended March 31, 2016 and 2015, gross gains of $0.8 million and $5.1 million, respectively, and gross losses of $0.1 million and $1.3 thousand, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$643.0	$289.3	$0.1
Debt Securities	422.2	19.0	0.8
Total	$1,065.2	$308.3	$0.9

2015
Equity Securities	$632.4	$283.7	$0.2
Debt Securities	409.9	13.2	2.4
Total	$1,042.3	$296.9	$2.6

The amortized cost of debt securities was $407 million as of March 31, 2016 and $399.2 million as of December 31, 2015.  As of March 31, 2016, the debt securities have an average coupon rate of approximately 3.89%, an average duration of approximately 5.54 years, and an average maturity of approximately 10.24 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$8.6	$0.1	$24.0	$0.3
More than 12 months	—	—	11.0	0.5
Total	$8.6	$0.1	$35.0	$0.8

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$9.4	$0.2	$124.0	$2.0
More than 12 months	—	—	7.4	0.4
Total	$9.4	$0.2	$131.4	$2.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$31.9	$27.1
1 year - 5 years	114.8	124.0
5 years - 10 years	121.2	114.3
10 years - 15 years	43.6	39.3
15 years - 20 years	29.7	26.5
20 years+	81.0	78.7
Total	$422.2	$409.9

During the three months ended March 31, 2016 and 2015, proceeds from the dispositions of securities amounted to $53.8 million and $25.6 million, respectively.  During the three months ended March 31, 2016 and 2015, gross gains of $0.9 million and $1.3 million, respectively, and gross losses of $0.1 million and $0.01 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$428.4	$182.7	$0.1
Debt Securities	291.4	5.5	0.4
Total	$719.8	$188.2	$0.5

2015
Equity Securities	$423.7	$179.2	$0.3
Debt Securities	277.8	2.2	2.3
Total	$701.5	$181.4	$2.6

The amortized cost of debt securities was $286.9 million as of March 31, 2016 and $270.7 million as of December 31, 2015.  As of March 31, 2016, the debt securities have an average coupon rate of approximately 1.93%, an average duration of approximately 5.02 years, and an average maturity of approximately 6.37 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of March 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$3.9	$0.1	$45.8	$0.3
More than 12 months	—	—	2.4	0.1
Total	$3.9	$0.1	$48.2	$0.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$8.3	$0.2	$200.4	$2.2
More than 12 months	0.9	0.1	5.0	0.1
Total	$9.2	$0.3	$205.4	$2.3

The fair value of debt securities, summarized by contractual maturities, as of March 31, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$4.6	$2.0
1 year - 5 years	180.9	181.2
5 years - 10 years	73.3	63.0
10 years - 15 years	4.5	4.4
15 years - 20 years	1.5	1.6
20 years+	26.6	25.6
Total	$291.4	$277.8

During the three months ended March 31, 2016 and 2015, proceeds from the dispositions of securities amounted to $188.5 million and $78.4 million, respectively.  During the three months ended March 31, 2016 and 2015, gross gains of $1.6 million and $0.4 million, respectively, and gross losses of $0.3 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three months ended March 31, 2016 and 2015.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not have any material charges relating to other-than-temporary impairment of certain equity securities for the three months ended March 31, 2016 and 2015.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Litigation,” “Income Tax Audits,” and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy. The following is an update to that discussion

2010-2011 IRS Audit

The IRS examination of the 2010 and 2011 years has not been completed. The audit fieldwork is continuing and is expected to be completed before the end of 2016. The Revenue Agent’s Report is expected to be received shortly after the completion of field work.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at March 31, 2016 are $172 million for Entergy, $29.3 million for Entergy Arkansas, $40.5 million for Entergy Louisiana, $2.5 million for Entergy Mississippi, $0.4 million for Entergy New Orleans, $17.3 million for Entergy Texas, and $24.7 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2015 are $234 million for Entergy, $43 million for Entergy Arkansas, $68.6 million for Entergy Louisiana, $11.4 million for Entergy Mississippi, $1.5 million for Entergy New Orleans, $33.1 million for Entergy Texas, and $6.8 million for System Energy.

Waterford 3 Transaction

See Note 10 to the financial statements in the Form 10-K for a discussion of the Waterford 3 lease obligation.
In December 2015, Entergy Louisiana agreed to purchase the undivided interests in Waterford 3 that were previously being leased.  In March 2016, Entergy Louisiana completed the first step in the two-step transaction by acquiring the equity participant’s beneficial interest in the leased assets. Entergy Louisiana paid $60 million in cash and $52 million through the issuance of a non-interest bearing collateral trust mortgage note, payable in installments through July 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana will continue to make payments on the lessor debt that remains outstanding. The combination of payments on the $52 million collateral trust mortgage note issued and the debt service on the lessor debt will be equal in timing and amount to the remaining lease payments due from the closing of the transaction through the end of the lease term in July 2017.

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

Entergy Louisiana was considered to hold a variable interest in the lessor from which it leased an undivided interest representing approximately 9.3% of the Waterford 3 nuclear plant. After Entergy Louisiana acquired a beneficial interest in the leased assets in March 2016, however, the lessor was no longer considered a variable interest entity. Entergy Louisiana made payments on its lease, including interest, of $9.2 million and $21 million in the three months ended March 31, 2016 and 2015, respectively. See Note 11 to the financial statements herein for a discussion of Entergy Louisiana’s purchase of a beneficial interest in the Waterford 3 leased assets.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments on its lease, including interest, of $8.6 million and $37.6 million in the three months ended March 31, 2016 and 2015, respectively.

NOTE 13.  ACQUISITIONS  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans)

In March 2016, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans purchased the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Entergy Louisiana purchased two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy New Orleans each purchased one power block and a 25% undivided ownership interest in such related assets. The aggregate purchase price for the Union Power Station was approximately $948 million (approximately $237 million for each power block and associated assets), subject to further adjustment.

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

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2016, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended March 31, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income increased slightly, by $1.4 million, primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by a higher effective income tax rate, lower other income, and higher interest expense.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the first quarter 2016 to the first quarter 2015:

Amount
(In Millions)
2015 net revenue	$307.4
Retail electric price	23.4
Asset retirement obligation	7.8
Volume/weather	(13.6)
Opportunity sales	(7.5)
Other	4.2
2016 net revenue	$321.7

The retail electric price variance is primarily due to an increase in base rates, as approved by the APSC. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. The increase includes an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. See Note 2 to the financial statements herein for further discussion of the rate case.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance for the first quarter 2016 compared to the first quarter 2015 is primarily caused by an increase in regulatory credits because of lower realized gains on decommissioning trust fund investments.

The volume/weather variance is primarily due to a decrease of 571 GWh, or 10%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales.

The opportunity sales variance results from the estimated net revenue effect of the FERC orders issued in April 2016 in the opportunity sales proceeding. See Note 2 to the financial statements herein for further discussion of the opportunity sales proceeding.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Nuclear refueling outage expenses increased primarily due to the amortization of higher costs associated with the most recent outages as compared to the previous outages.

Other operation and maintenance expenses decreased primarily due to:

•
the deferral of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC as part of the 2015 rate case settlement. See Note 2 to the financial statements herein for further discussion of the rate case settlement;

•	a decrease of $5.4 million in energy efficiency costs, including the effects of true-ups to the energy efficiency filings in March 2015 for fixed costs to be collected from customers; and

•
a decrease of $5.3 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

The decrease was partially offset by an increase of $21.5 million in nuclear generation expenses primarily due to an increase in regulatory compliance costs and an overall higher scope of work done during plant outages as compared to prior year. The increase in regulatory compliance costs is primarily related to additional NRC inspection activities in the first quarter 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s Reactor Oversight Process Action Matrix. See “ANO Damage, Outage, and NRC Reviews” below.

Taxes other than income taxes decreased primarily due to a decrease in payroll taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income decreased primarily due to lower realized gains in the first quarter 2016 compared to the first quarter 2015 on the decommissioning trust fund investments, partially offset by an increase in the allowance for equity funds used during construction resulting from increased transmission spending in 2016.

Interest expense increased primarily due to $5.1 million in estimated interest expense recorded in connection with the FERC orders issued in April 2016 in the opportunity sales proceeding. See Note 2 to the financial statements herein for further discussion of the opportunity sales proceeding.

Income Taxes

The effective income tax rate was 39.8% for the first quarter 2016. The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

See Note 3 to the financial statements in the Form 10-K for a discussion of the finalized tax and interest computations for the 2006-2007 audit.

ANO Damage, Outage, and NRC Reviews

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews.

As discussed in the Form 10-K, in March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Entergy Arkansas incurred incremental expenses of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental expenses of approximately $50 million in 2016, of which $19.6 million was incurred in the first quarter 2016, in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A lesser amount of incremental expenses is expected to be ongoing annually after 2016.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$9,135	$218,505

Cash flow provided by (used in):
Operating activities	139,613	68,919
Investing activities	(395,106)	(138,537)
Financing activities	280,137	(29,397)
Net increase (decrease) in cash and cash equivalents	24,644	(99,015)

Cash and cash equivalents at end of period	$33,779	$119,490

Operating Activities

Net cash flow provided by operating activities increased $70.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to:

•	an increase in the recovery of fuel and purchased power costs;

•	a decrease of $13.5 million in spending on nuclear refueling outages in 2016;

•
a decrease of $10.3 million in income tax payments primarily due to the final settlement of amounts outstanding associated with the 2006-2007 IRS audit paid in the first quarter of 2015. See Note 3 to the financial statements in the Form 10-K for a discussion of the income tax audits; and

•	a decrease of $5.2 million in storm spending in 2016.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $256.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to:

•	the purchase of Power Block 2 of Union Power Station in March 2016 for approximately $237 million. See Note 13 to the financial statements herein for discussion of the Union purchase; and

•	an increase in transmission construction expenditures primarily due to a higher scope of non-storm related work performed in 2016.

The increase was partially offset by the decrease in nuclear construction expenditures primarily due to decreased spending on compliance with NRC post-Fukushima requirements and a decrease in transmission and distribution construction expenditures primarily due to higher storm restoration spending in 2015.

Financing Activities

Entergy Arkansas’s financing activities provided $280.1 million of cash for the three months ended March 31, 2016 compared to using $29.4 million of cash for the three months ended March 31, 2015 primarily due to the following activity:

•
the issuance of $325 million of 3.5% Series first mortgage bonds in January 2016, a portion of the proceeds of which were used to pay, prior to maturity, $175 million of 5.66% Series first mortgage bonds. Entergy Arkansas used the remainder of the proceeds, together with other funds, for the purchase of Power Block 2 of Union Power Station, as discussed above, and for general corporate purposes;

•	a $200 million capital contribution received from Entergy Corporation in March 2016; and

•	money pool activity.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $52.7 million for the three months ended March 31, 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to the capital contribution received from Entergy Corporation in March 2016.

	March 31, 2016	December 31, 2015
Debt to capital	55.5%	56.8%
Effect of excluding the securitization bonds	(0.5%)	(0.6%)
Debt to capital, excluding securitization bonds (a)	55.0%	56.2%
Effect of subtracting cash	(0.3%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	54.7%	56.1%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
(In Thousands)
$1,842	($52,742)	$15,219	$2,218

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in August 2020. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2016. The credit facility expired in April 2016. Entergy Arkansas plans to renew the credit facility. The $150 million credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2016, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2016, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $85 million scheduled to expire in June 2016.  Entergy Arkansas’s nuclear fuel company variable interest entity plans to renew its credit facility prior to expiration. As of March 31, 2016, no letters of credit were outstanding under the credit facility. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.

2015 Rate Case

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notified the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requested a retail rate increase of $268.4 million, with a net increase in revenue

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

of $167 million. The filing requested a 10.2% return on common equity. In September 2015, APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. In December 2015, Entergy Arkansas, the APSC staff, and certain of the intervenors in the rate case filed with the APSC a joint motion for approval of a settlement of the case that proposed a retail rate increase of approximately $225 million with a net increase in revenue of approximately $133 million; an authorized return on common equity of 9.75%; and a formula rate plan tariff that provides a 50 basis point band around the 9.75% allowed return on common equity. A significant portion of the rate increase is related to Entergy Arkansas’s acquisition in March 2016 of Union Power Station Power Block 2 for a base purchase price of $237 million, subject to closing adjustments. The settlement agreement also provided for amortization over a 10-year period of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance. A hearing was held in January 2016. In February 2016 the APSC approved the settlement with one exception that would reduce the retail rate increase proposed in the settlement by $5 million. The settling parties agreed to the APSC modifications in February 2016. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. In March 2016, Entergy Arkansas made a compliance filing regarding the new rates that included an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. The interim base rate adjustment surcharge will recover a total of $21.1 million over the nine-month period from April 2016 through December 2016.

Entergy Arkansas plans to make its first formula rate plan filing in July 2016 for rates effective with the first billing cycle of January 2017.

Opportunity Sales Proceeding

See the Form 10-K for a discussion of the proceeding initiated at the FERC by the LPSC in June 2009 in which the LPSC initially requested that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocate the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibits sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.  In April 2016 the FERC issued orders addressing the requests for rehearing filed in July 2012 and the ALJ’s August 2013 initial decision. The first order denies Entergy’s request for rehearing and affirms FERC’s earlier rulings that Entergy’s original methodology for allocating energy costs to the opportunity sales was incorrect and, as a result, Entergy Arkansas must make payments to the other Utility operating companies to put them in the same position that they would have been in absent the incorrect allocation. The FERC clarified that interest should be included with the payments. The second order affirmed in part, and reversed in part, the rulings in the ALJ’s initial decision regarding the methodology that should be used to calculate the payments Entergy Arkansas is to make to the other Utility operating companies. The FERC affirmed the ALJ’s ruling that a full re-run of intra-system bills should be performed, but required that methodology be modified so that the sales have the same priority for purposes of energy allocation as joint account sales. The FERC reversed the ALJ’s decision that any payments by Entergy Arkansas should be reduced by 20%. The FERC also reversed the ALJ’s decision that adjustments to other System Agreement service schedules and excess bandwidth payments should not be taken into account when calculating the payments to be made by Entergy Arkansas. The FERC held that such adjustments and excess bandwidth payments should be taken into account, but ordered further proceedings before an ALJ to address whether a cap on any reduction due to bandwidth payments was necessary and to implement the other adjustments to the calculation methodology.

The effect of the FERC’s decisions, if upheld, is that Entergy Arkansas will make payments to some or all of the other Utility operating companies. As part of the further proceedings required by the FERC, Entergy will re-run intra-system bills for a ten-year period (2000-2009) to quantify the effects of the FERC's rulings. The ALJ will issue an initial decision and FERC will issue an order reviewing that decision. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing that initial decision and Entergy submits a subsequent filing to comply with that order. Because further proceedings are required, the amount and recipients of

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

payments by Entergy Arkansas are unknown at this time. Based on testimony previously submitted in the case, however, in the first quarter 2016 Entergy Arkansas recorded a liability of $87 million for its estimated increased costs and payment to the other Utility operating companies, including interest. This estimate is subject to change depending on how the FERC resolves the issues that are still outstanding in the case. Entergy Arkansas’s increased costs will be attributed to Entergy Arkansas’s retail and wholesale businesses, and it is not probable that Entergy Arkansas will recover the wholesale portion. Therefore Entergy Arkansas recorded a regulatory asset of $75 million, which represents its estimate of the retail portion of the costs.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

Based upon the recent performance history of several units within the Entergy nuclear fleet, Entergy has determined to undertake a nuclear performance improvement plan.  That plan has not been fully developed, but it may result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  Entergy is continuing to determine what specific actions will be part of the nuclear performance improvement plan, and an estimate of the costs associated with this plan cannot be made at this time.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015
	(In Thousands)
OPERATING REVENUES
Electric	$465,373	$511,253

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	80,937	104,872
Purchased power	61,804	99,814
Nuclear refueling outage expenses	15,069	12,063
Other operation and maintenance	152,906	160,545
Decommissioning	13,103	12,304
Taxes other than income taxes	23,086	25,704
Depreciation and amortization	63,173	60,102
Other regulatory charges (credits) - net	917	(807)
TOTAL	410,995	474,597

OPERATING INCOME	54,378	36,656

OTHER INCOME
Allowance for equity funds used during construction	4,932	2,374
Interest and investment income	3,594	10,952
Miscellaneous - net	(775)	(167)
TOTAL	7,751	13,159

INTEREST EXPENSE
Interest expense	32,782	26,487
Allowance for borrowed funds used during construction	(2,715)	(1,231)
TOTAL	30,067	25,256

INCOME BEFORE INCOME TAXES	32,062	24,559

Income taxes	12,768	6,694

NET INCOME	19,294	17,865

Preferred dividend requirements	1,718	1,718

EARNINGS APPLICABLE TO COMMON STOCK	$17,576	$16,147

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$19,294	$17,865
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	102,975	97,294
Deferred income taxes, investment tax credits, and non-current taxes accrued	20,645	17,847
Changes in assets and liabilities:
Receivables	(4,405)	(8,086)
Fuel inventory	(5,825)	(8,232)
Accounts payable	55,077	(24,651)
Prepaid taxes and taxes accrued	1,210	(18,923)
Interest accrued	5,228	4,338
Deferred fuel costs	(37,198)	14,933
Other working capital accounts	15,203	(27,858)
Provisions for estimated losses	355	46
Other regulatory assets	892	29,585
Pension and other postretirement liabilities	(24,288)	(19,074)
Other assets and liabilities	(9,550)	(6,165)
Net cash flow provided by operating activities	139,613	68,919

INVESTING ACTIVITIES
Construction expenditures	(171,090)	(128,399)
Allowance for equity funds used during construction	5,080	3,700
Payment for purchase of plant	(236,947)	—
Nuclear fuel purchases	(22,692)	(21,392)
Proceeds from sale of nuclear fuel	40,336	28,296
Proceeds from nuclear decommissioning trust fund sales	58,604	81,852
Investment in nuclear decommissioning trust funds	(63,039)	(85,620)
Changes in money pool receivable - net	(1,842)	(13,001)
Changes in securitization account	(3,413)	(3,973)
Other	(103)	—
Net cash flow used in investing activities	(395,106)	(138,537)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	321,289	—
Capital contribution from parent	200,000	—
Retirement of long-term debt	(175,002)	—
Changes in short-term borrowings - net	(11,690)	(28,462)
Change in money pool payable - net	(52,742)	—
Dividends paid:
Preferred stock	(1,718)	(1,718)
Other	—	783
Net cash flow provided by (used in) financing activities	280,137	(29,397)

Net increase (decrease) in cash and cash equivalents	24,644	(99,015)
Cash and cash equivalents at beginning of period	9,135	218,505
Cash and cash equivalents at end of period	$33,779	$119,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$20,998	$20,761
Income taxes	$7,242	$17,587

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$20,416	$9,066
Temporary cash investments	13,363	69
Total cash and cash equivalents	33,779	9,135
Securitization recovery trust account	7,617	4,204
Accounts receivable:
Customer	120,539	108,636
Allowance for doubtful accounts	(34,312)	(34,226)
Associated companies	37,130	32,987
Other	72,420	84,216
Accrued unbilled revenues	75,666	73,583
Total accounts receivable	271,443	265,196
Deferred fuel costs	28,296	—
Fuel inventory - at average cost	68,514	62,689
Materials and supplies - at average cost	173,554	169,919
Deferred nuclear refueling outage costs	52,195	67,834
Prepaid taxes	29,081	30,291
Prepayments and other	11,611	15,145
TOTAL	676,090	624,413

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	785,503	771,313
Other	20,118	12,895
TOTAL	805,621	784,208

UTILITY PLANT
Electric	10,021,925	9,536,802
Property under capital lease	812	844
Construction work in progress	358,522	388,075
Nuclear fuel	233,578	286,341
TOTAL UTILITY PLANT	10,614,837	10,212,062
Less - accumulated depreciation and amortization	4,479,132	4,349,809
UTILITY PLANT - NET	6,135,705	5,862,253

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	62,158	61,438
Other regulatory assets (includes securitization property of $51,360 as of March 31, 2016 and $54,450 as of December 31, 2015)	1,332,161	1,333,773
Deferred fuel costs	66,749	66,700
Other	20,440	14,989
TOTAL	1,481,508	1,476,900

TOTAL ASSETS	$9,098,924	$8,747,774

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$55,000	$55,000
Short-term borrowings	—	11,690
Accounts payable:
Associated companies	129,526	110,464
Other	136,648	177,758
Customer deposits	120,060	118,340
Interest accrued	25,111	19,883
Deferred fuel costs	—	8,853
Other	48,269	45,219
TOTAL	514,614	547,207

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,998,112	1,982,812
Accumulated deferred investment tax credits	36,206	36,506
Other regulatory liabilities	257,879	242,913
Decommissioning	885,448	872,346
Accumulated provisions	5,907	5,552
Pension and other postretirement liabilities	434,865	459,153
Long-term debt (includes securitization bonds of $61,326 as of March 31, 2016 and $61,249 as of December 31, 2015)	2,722,649	2,574,839
Other	17,660	18,438
TOTAL	6,358,726	6,192,559

Commitments and Contingencies

Preferred stock without sinking fund	116,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2016 and 2015	470	470
Paid-in capital	788,493	588,493
Retained earnings	1,320,271	1,302,695
TOTAL	2,109,234	1,891,658

TOTAL LIABILITIES AND EQUITY	$9,098,924	$8,747,774

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$470	$588,471	$1,235,296	$1,824,237

Net income	—	—	17,865	17,865
Preferred stock dividends	—	—	(1,718)	(1,718)

Balance at March 31, 2015	$470	$588,471	$1,251,443	$1,840,384

Balance at December 31, 2015	$470	$588,493	$1,302,695	$1,891,658

Net income	—	—	19,294	19,294
Capital contribution from parent	—	200,000	—	200,000
Preferred stock dividends	—	—	(1,718)	(1,718)

Balance at March 31, 2016	$470	$788,493	$1,320,271	$2,109,234

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

			Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$192	$222	($30)	(14)
Commercial	110	111	(1)	(1)
Industrial	100	98	2	2
Governmental	4	4	—	—
Total retail	406	435	(29)	(7)
Sales for resale:
Associated companies	(32)	29	(61)	(210)
Non-associated companies	38	40	(2)	(5)
Other	53	7	46	657
Total	$465	$511	($46)	(9)

Billed Electric Energy Sales (GWh):
Residential	2,024	2,485	(461)	(19)
Commercial	1,340	1,415	(75)	(5)
Industrial	1,576	1,611	(35)	(2)
Governmental	56	56	—	—
Total retail	4,996	5,567	(571)	(10)
Sales for resale:
Associated companies	425	510	(85)	(17)
Non-associated companies	2,556	1,469	1,087	74
Total	7,977	7,546	431	6

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K for a discussion of the combination of the businesses formerly conducted by Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility on October 1, 2015. The effect of the business combination has been retrospectively applied to the first quarter 2015 Entergy Louisiana financial statements that are presented in this report.

Results of Operations

Net Income

Net income decreased $14.5 million primarily due to lower net revenue, a higher effective income tax rate, and lower other income, partially offset by lower other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the first quarter 2016 to the first quarter 2015:

Amount
(In Millions)
2015 net revenue	$579.1
Volume/weather	(17.8)
Retail electric price	7.8
Other	(5.2)
2016 net revenue	$563.9

The volume/weather variance is primarily due to a decrease of 95 GWh, or 1%, in billed electricity usage, including the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to increased demand for existing large refinery customers, new customers, and expansion projects, primarily in the chemicals industry.

The retail electric price variance is primarily due to an increase in the formula rate plan, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the acquisition of Power Blocks 3 and 4 of Union Power Station. See Note 2 to the financial statements for more discussion.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $9.4 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done during plant outages in 2016 as compared to the same period in 2015; and

•
a decrease of $7.1 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement costs as a result of higher discount rates used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

postretirement costs. See “MANAGEMENT’S DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

The decrease was partially offset by an increase of $5.3 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor.

Other income decreased primarily due to higher realized gains in 2015 on the River Bend and Waterford 3 decommissioning trust fund investments and a decrease of $3 million as a result of income collected in 2015 from contracts with independent power producers. The decrease was partially offset by an increase in the allowance for equity funds used during construction resulting from increased distribution spending in 2016.

Income Taxes

The effective income tax rate was 30.8% for the first quarter 2016.  The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes.

The effective income tax rate was 25.3% for the first quarter 2015.  The difference in the effective income tax rate for the first quarter 2015 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and the reversal of a portion of the provision for uncertain tax positions resulting from the receipt of finalized tax and interest computations for the 2006-2007 audit from the IRS, partially offset by state income taxes. See Note 3 to the financial statements in the Form 10-K for a discussion of the finalized tax and interest computations for the 2006-2007 audit.

Louisiana tax legislation

In first quarter 2016 the Louisiana Legislature conducted a special session in which various corporate tax changes passed and were enacted. Entergy Louisiana does not consider any current changes to be material to results of operations, financial position, or cash flows. A summary of the changes is described below:

•
Restrictions were enacted on the utilization of net operating loss carryovers. Entergy Louisiana has determined that no additional valuation allowance is necessary at this time on its Louisiana net operating loss carryovers.

•
Depending on the outcome of a statewide election to amend the Louisiana Constitution in November 2016, the applicable Louisiana corporate tax rate may change slightly. It would require a deferred tax adjustment for Entergy companies that have Louisiana nexus; however, the net effect would be less than a 1% increase in the applicable tax rate for such companies.

•
Effective January 1, 2017, franchise tax will be applicable to limited liability companies that elect to be taxed as corporations for income tax purposes. Entergy currently estimates that its consolidated Louisiana franchise tax liability will increase in the range of $4 million to $10 million as a result of such franchise tax change.

•
The Louisiana state sales tax rate was increased by 1% and certain tax exemptions were made temporarily inoperable. The combination of the two will likely increase Entergy Louisiana’s costs related to fuel, capital expenditures, and other operating expenses. These temporary provisions are currently scheduled to be in place through mid-2018.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$35,102	$320,516

Cash flow provided by (used in):
Operating activities	148,481	281,737
Investing activities	(872,761)	(316,169)
Financing activities	801,126	(3,498)
Net increase (decrease) in cash and cash equivalents	76,846	(37,930)

Cash and cash equivalents at end of period	$111,948	$282,586

Operating Activities

Net cash flow provided by operating activities decreased $133.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to:

•
an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets. See Note 11 to the financial statements herein for a discussion of the purchase of a beneficial interest in the Waterford 3 leased assets;

•
income tax payments of $22.7 million in 2016 compared to income tax refunds of $4.1 million in 2015. Entergy Louisiana made income tax payments of $22.7 million in 2016 related to the 2016 payments for state taxes resulting from the correlative effect of the final settlement of the 2006-2007 IRS audit. Entergy Louisiana received income tax refunds of $4.1 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement. The income tax refunds in 2015 resulted primarily from an Entergy Louisiana overpayment associated with the final settlement of amounts outstanding from the 2006-2007 IRS audit. See Note 3 to the financial statements in the Form 10-K for a discussion of the 2006-2007 IRS audit;

•	an increase in storm spending; and

•	the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities increased $556.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to:

•
the purchase of Power Blocks 3 and 4 of Union Power Station for an aggregate purchase price of approximately $474 million in March 2016. See Note 13 to the financial statements herein for discussion of the Union purchase; and

•
the deposit of $197 million held in trust as a result of the issuance by Louisiana Public Facilities Authority of $83.680 million of 3.375% pollution control refunding revenue bonds and $115 million of 3.50% pollution control refunding revenue bonds. In April 2016 these funds were used to redeem the $83.680 million of 5.0% pollution control revenue bonds due September 2028 and the $115 million of 5.0% pollution control revenue bonds due June 2030, previously issued on behalf of Entergy Louisiana.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	money pool activity.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana’s receivable from the money pool increased by $7.6 million for the three months ended March 31, 2016 compared to increasing by $35 million for the three months ended March 31, 2015.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Louisiana’s financing activities provided $801.1 million of cash for the three months ended March 31, 2016 compared to using $3.5 million of cash for the three months ended March 31, 2015 primarily due to:

•	the issuance of $200 million of 4.95% Series first mortgage bonds in March 2016;

•	the issuance of $425 million of 3.25% Series collateral trust mortgage bonds in March 2016;

•	the issuance of $115 million of 3.50% pollution control refunding revenue bonds in March 2016; and

•	the issuance of $83.68 million of 3.375% pollution control refunding revenue bonds in March 2016.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2016 and the increase in cash and cash equivalents.

	March 31, 2016	December 31, 2015
Debt to capital	54.0%	50.8%
Effect of excluding securitization bonds	(0.5%)	(0.6%)
Debt to capital, excluding securitization bonds (a)	53.5%	50.2%
Effect of subtracting cash	(0.5%)	(0.2%)
Net debt to net capital, excluding securitization bonds (a)	53.0%	50.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because the securitization bonds are non-recourse to Entergy Louisiana, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy Louisiana also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy Louisiana’s receivables from the money pool were as follows:

March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
(In Thousands)
$13,713	$6,154	$37,826	$2,815

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in August 2020.  The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2016, there were no cash borrowings and $3.1 million of letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2016, a $7 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, one in the amount of $100 million and one in the amount of $90 million, both scheduled to expire in June 2016.  Entergy Louisiana’s nuclear fuel company variable interest entities each plan to renew its credit facility prior to expiration. As of March 31, 2016, $77.5 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana Waterford 3 nuclear fuel company variable interest entity and there were no letters of credit outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. Testimony has been filed by LPSC staff and intervenors, with LPSC staff concluding that the construction of the project serves the public convenience and necessity. Three intervenors contend that Entergy Louisiana has not established that construction of the project is in the public interest, claiming that the RFP excluded consideration of certain resources that could be more cost effective, that the RFP provided undue preference to the self-build option, and that a 30-year capacity commitment is not warranted by current supply conditions. The RFP independent monitor also filed testimony and a report affirming that the St. Charles Power Station was selected through an objective and fair RFP that showed no undue preference to any proposal. An evidentiary hearing was held in April 2016 and, subject to regulatory approval by the LPSC and receipt of other permits and approvals, full notice to proceed is expected to be issued in Summer 2016. Commercial operation is estimated to occur by Summer 2019.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Retail Rates - Electric

Ninemile 6

As discussed in the Form 10-K, in July 2015, Entergy Louisiana submitted to the LPSC a Ninemile 6 compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. Testimony filed by LPSC staff generally supports the prudence of the management of the project and recovery of the costs incurred to complete the project. The LPSC staff has questioned the warranty coverage for one element of the project. In March 2016, Entergy Louisiana and the LPSC staff filed a joint motion to suspend the procedural schedule pending the filing of an uncontested joint stipulated settlement.

Union Power Station

As discussed in the Form 10-K, in October 2015 the LPSC approved a settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station. In March 2016, Entergy Louisiana acquired Power Blocks 3 and 4 of Union Power Station for an aggregate purchase price of approximately $474 million, subject to closing adjustments, and implemented rates to collect the estimated first-year revenue requirement with the first billing cycle of March 2016.

Retail Rates - Gas

In January 2016, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2015. The filing showed an earned return on common equity of 10.22%, which is within the authorized bandwidth, therefore requiring no change in rates. In March 2016 the LPSC staff issued its report stating that the 2015 gas rate stabilization plan filing is in compliance with the exception of several issues that require additional information, explanation, or clarification for which the LPSC staff has reserved the right to further review. Discovery regarding these issues is pending, but a procedural schedule has not been established for addressing the outstanding issues. Absent approval of an extension by the LPSC, test year 2015 is the final year under the current gas rate stabilization plan. In February 2016, however, Entergy Louisiana filed a motion requesting to extend the terms of the gas rate stabilization plan for an additional three-year term. A procedural schedule has not been established.

Fuel and purchased power cost recovery

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. Two parties intervened in the proceeding. A procedural schedule was established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC staff report and any issues raised by intervenors. One intervenor sought further proceedings regarding certain issues it raised in its comments on the LPSC staff report. Entergy Louisiana filed responses to both the LPSC staff report and the issues raised by the intervenor. After conducting additional discovery, in April 2016 the LPSC staff consultant issued its supplemental audit report, which concluded that Entergy Louisiana was not imprudent on the issues raised by the intervenor.

In December 2011 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  In March

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

2016 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $8.6 million, plus interest, to customers and realign the recovery of approximately $12.7 million from Entergy Gulf States Louisiana’s fuel adjustment clause to base rates. A procedural schedule has not been established for this proceeding, and discovery from intervenors has not commenced.

Other dockets

In March 2016 the LPSC opened two dockets to examine, on a generic basis, issues that it identified in connection with its review of the Cleco-Macquarie transaction.  The first docket is captioned “In re: Investigation of double leveraging issues for all LPSC-jurisdictional utilities,” and the second is captioned “In re: Investigation of tax structure issues for all LPSC-jurisdictional utilities.”  In April 2016 the LPSC clarified that the concerns giving rise to the two dockets arose as a result of its review of the structure of the recently-approved Cleco-Macquarie transaction and that the specific intent of the directives is to seek more information regarding intra-corporate debt financing of a utility’s capital structure as well as the use of investment tax credits to mitigate the tax obligation at the parent level of a consolidated entity.  No schedule has been set for either docket.

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

Waterford 3’s operating license is currently due to expire in December 2024.  In March 2016, Entergy Louisiana filed an application with the NRC for an extension of Waterford 3’s operating license to 2044.

Based upon the recent performance history of several units within the Entergy nuclear fleet, Entergy has determined to undertake a nuclear performance improvement plan.  That plan has not been fully developed, but it may result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  Entergy is continuing to determine what specific actions will be part of the nuclear performance improvement plan, and an estimate of the costs associated with this plan cannot be made at this time.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015
	(In Thousands)
OPERATING REVENUES
Electric	$936,431	$1,044,810
Natural gas	18,714	24,381
TOTAL	955,145	1,069,191

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	202,083	219,658
Purchased power	191,398	271,198
Nuclear refueling outage expenses	12,780	11,130
Other operation and maintenance	206,064	220,801
Decommissioning	11,508	10,645
Taxes other than income taxes	42,362	43,890
Depreciation and amortization	109,591	106,868
Other regulatory credits - net	(2,259)	(775)
TOTAL	773,527	883,415

OPERATING INCOME	181,618	185,776

OTHER INCOME
Allowance for equity funds used during construction	7,238	5,472
Interest and investment income	37,416	40,016
Miscellaneous - net	(3,745)	(200)
TOTAL	40,909	45,288

INTEREST EXPENSE
Interest expense	65,076	65,281
Allowance for borrowed funds used during construction	(3,897)	(3,128)
TOTAL	61,179	62,153

INCOME BEFORE INCOME TAXES	161,348	168,911

Income taxes	49,742	42,802

NET INCOME	111,606	126,109

Preferred dividend requirements and other	—	1,944

EARNINGS APPLICABLE TO COMMON EQUITY	$111,606	$124,165

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015
	(In Thousands)

Net Income	$111,606	$126,109
Other comprehensive loss
Pension and other postretirement liabilities
(net of tax expense (benefit) of ($115) and $288)	(263)	380
Other comprehensive income (loss)	(263)	380
Comprehensive Income	$111,343	$126,489

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$111,606	$126,109
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	146,870	145,069
Deferred income taxes, investment tax credits, and non-current taxes accrued	172,887	60,884
Changes in working capital:
Receivables	(25,879)	(49,211)
Fuel inventory	(2,538)	(3,153)
Accounts payable	(110,500)	7,886
Prepaid taxes and taxes accrued	(104,444)	14,463
Interest accrued	(2,185)	717
Deferred fuel costs	45,511	14,633
Other working capital accounts	1,387	(25,286)
Changes in provisions for estimated losses	(2,695)	2,329
Changes in other regulatory assets	30,033	22,417
Changes in pension and other postretirement liabilities	(19,115)	(10,720)
Other	(92,457)	(24,400)
Net cash flow provided by operating activities	148,481	281,737

INVESTING ACTIVITIES
Construction expenditures	(206,572)	(180,634)
Allowance for equity funds used during construction	7,238	5,472
Nuclear fuel purchases	(26,684)	(108,613)
Proceeds from the sale of nuclear fuel	47,565	18,123
Payments to storm reserve escrow account	—	(19)
Changes to securitization account	(5,506)	(5,433)
Proceeds from nuclear decommissioning trust fund sales	53,793	25,566
Investment in nuclear decommissioning trust funds	(64,337)	(35,579)
Changes in money pool receivable - net	(7,559)	(35,011)
Funds held on deposit	(196,568)	—
Payment for purchase of plant	(473,888)	—
Other	(243)	(41)
Net cash flow used in investing activities	(872,761)	(316,169)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	809,369	—
Retirement of long-term debt	(26,189)	(16,083)
Changes in credit borrowings - net	17,094	22,260
Distributions paid:
Preferred membership interests	—	(1,944)
Other	852	(7,731)
Net cash flow provided by (used in) financing activities	801,126	(3,498)

Net increase (decrease) in cash and cash equivalents	76,846	(37,930)
Cash and cash equivalents at beginning of period	35,102	320,516
Cash and cash equivalents at end of period	$111,948	$282,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$125,589	$62,655
Income taxes	$22,676	($4,056)

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$11,957	$348
Temporary cash investments	99,991	34,754
Total cash and cash equivalents	111,948	35,102
Accounts receivable:
Customer	166,483	179,051
Allowance for doubtful accounts	(5,781)	(4,209)
Associated companies	139,816	94,418
Other	60,825	56,793
Accrued unbilled revenues	141,227	143,079
Total accounts receivable	502,570	469,132
Fuel inventory	50,583	48,045
Materials and supplies - at average cost	287,314	282,688
Deferred nuclear refueling outage costs	52,679	66,984
Funds held on deposit	196,568	—
Prepayments and other	29,965	28,294
TOTAL	1,231,627	930,245

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,065,165	1,042,293
Storm reserve escrow account	290,665	290,422
Non-utility property - at cost (less accumulated depreciation)	207,963	206,293
Other	28,976	14,776
TOTAL	2,983,356	2,944,371

UTILITY PLANT
Electric	18,729,802	17,629,077
Natural gas	162,314	159,252
Property under capital lease	—	341,514
Construction work in progress	390,215	420,874
Nuclear fuel	326,280	386,524
TOTAL UTILITY PLANT	19,608,611	18,937,241
Less - accumulated depreciation and amortization	8,505,828	8,302,774
UTILITY PLANT - NET	11,102,783	10,634,467

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	475,657	478,243
Other regulatory assets (includes securitization property of $109,773 as of March 31, 2016 and $114,701 as of December 31, 2015)	1,190,427	1,217,874
Deferred fuel costs	168,122	168,122
Other	24,286	14,125
TOTAL	1,858,492	1,878,364

TOTAL ASSETS	$17,176,258	$16,387,447

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$61,004	$29,372
Short-term borrowings	77,450	60,356
Accounts payable:
Associated companies	86,379	165,419
Other	193,603	276,280
Customer deposits	147,709	146,555
Taxes accrued	20,698	125,142
Interest accrued	72,195	74,380
Deferred fuel costs	110,745	65,234
Other	77,000	79,982
TOTAL	846,783	1,022,720

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,668,395	2,506,956
Accumulated deferred investment tax credits	130,505	131,760
Regulatory liability for income taxes - net	—	2,473
Other regulatory liabilities	817,625	818,623
Decommissioning	1,041,300	1,027,862
Accumulated provisions	307,587	310,282
Pension and other postretirement liabilities	814,000	833,185
Long-term debt (includes securitization bonds of $120,615 as of March 31, 2016 and $120,549 as of December 31, 2015)	5,559,230	4,806,790
Long-term payables - associated companies	671	1,073
Other	141,514	188,411
TOTAL	11,480,827	10,627,415

Commitments and Contingencies

EQUITY
Member's equity	4,905,323	4,793,724
Accumulated other comprehensive loss	(56,675)	(56,412)
TOTAL	4,848,648	4,737,312

TOTAL LIABILITIES AND EQUITY	$17,176,258	$16,387,447

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Loss	Total
		(In Thousands)

Balance at December 31, 2014	$100,000	$4,316,210	($79,223)	$4,336,987

Net income	—	126,109	—	126,109
Other comprehensive income	—	—	380	380
Distributions declared on preferred membership interests	—	(1,944)	—	(1,944)
Other	—	(8)	—	(8)

Balance at March 31, 2015	$100,000	$4,440,367	($78,843)	$4,461,524

Balance at December 31, 2015	$—	$4,793,724	($56,412)	$4,737,312

Net income	—	111,606	—	111,606
Other comprehensive loss	—	—	(263)	(263)
Other	—	(7)	—	(7)

Balance at March 31, 2016	$—	$4,905,323	($56,675)	$4,848,648

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS (a)
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

			Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$254	$307	($53)	(17)
Commercial	209	232	(23)	(10)
Industrial	326	342	(16)	(5)
Governmental	16	17	(1)	(6)
Total retail	805	898	(93)	(10)
Sales for resale:
Associated companies	89	96	(7)	(7)
Non-associated companies	6	12	(6)	(50)
Other	36	39	(3)	—
Total	$936	$1,045	($109)	(10)

Billed Electric Energy Sales (GWh):
Residential	3,054	3,507	(453)	(13)
Commercial	2,566	2,673	(107)	(4)
Industrial	7,023	6,567	456	7
Governmental	199	190	9	5
Total retail	12,842	12,937	(95)	(1)
Sales for resale:
Associated companies	1,569	1,632	(63)	(4)
Non-associated companies	288	207	81	39
Total	14,699	14,776	(77)	(1)

(a) Amounts have been retrospectively adjusted to reflect the effects of the Entergy Louisiana and Entergy Gulf States Louisiana business combination for the first quarter 2015. See Note 1 to the financial statements in the Form 10-K for a discussion of the business combination.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $7.8 million primarily due to lower net revenue and higher depreciation and amortization expenses, partially offset by lower other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the first quarter 2016 to the first quarter 2015:

Amount
(In Millions)
2015 net revenue	$175.8
Retail electric price	(10.4)
Volume/weather	(8.6)
Reserve equalization	(2.8)
Other	(4.4)
2016 net revenue	$149.6

The retail electric price variance is primarily due to the effect of the realignment of certain costs from collection in riders to base rates on first quarter 2015 unbilled revenue and a decrease in the storm damage rider. See Note 2 to the financial statements in the Form 10-K for a discussion of the rate case and the storm damage rider.

The volume/weather variance is primarily due to a decrease of 202 GWh, or 6%, in billed electricity usage, including the effect of less unfavorable weather on residential and commercial sales.

The reserve equalization revenue variance is primarily due to the absence of reserve equalization revenue as compared to the same period in 2015 resulting from Entergy Mississippi’s exit from the System Agreement in November 2015.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to a decrease of $9.3 million in fossil-fueled generation expenses primarily due to a lower scope of work done during plant outages in 2016 as compared to the same period in 2015 and a decrease of $3.5 million in storm damage accruals. The decrease was partially offset by an increase of $2.3 million in distribution expenses primarily due to vegetation maintenance. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 39.3% for the first quarter 2016. The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was 39.2% for the first quarter 2015. The difference in the effective income tax rate for the first quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$145,605	$61,633

Cash flow provided by (used in):
Operating activities	30,276	65,167
Investing activities	(61,178)	(42,340)
Financing activities	(757)	(749)
Net increase (decrease) in cash and cash equivalents	(31,659)	22,078

Cash and cash equivalents at end of period	$113,946	$83,711

Operating Activities

Net cash flow provided by operating activities decreased $34.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to decreased recovery of fuel costs in 2016 as compared to the same period in 2015, and $15.1 million in insurance proceeds received in the first quarter of 2015 related to the Baxter Wilson plant event. The decrease was partially offset by income tax refunds of $6.2 million for the three months ended March 31, 2016 compared to income tax payments of $0.6 million for the three months ended March 31, 2015. Entergy Mississippi received income tax refunds in accordance with the intercompany state income tax sharing arrangements. See Note 3 to the financial statements in the Form 10-K for a discussion of the income tax audits and Note 8 to the financial statements in the Form 10-K for a discussion on the Baxter Wilson plant event.

Investing Activities

Net cash flow used in investing activities increased $18.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in transmission construction expenditures primarily due to a higher scope of work done in 2016 as compared to the same period in 2015, and insurance proceeds of $12.7 million received in the first quarter of 2015 related to the Baxter Wilson plant event, partially offset by money pool activity. See Note 8 to the financial statements in the Form 10-K for a discussion on the Baxter Wilson plant event.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $10.4 million for the three months ended March 31, 2016 compared to increasing by $9.9 million for the three months ended March 31, 2015. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	March 31, 2016	December 31, 2015
Debt to capital	49.3%	49.7%
Effect of subtracting cash	(2.9%)	(3.8%)
Net debt to net capital	46.4%	45.9%

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

Entergy Mississippi’s receivables from the money pool were as follows:

March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
(In Thousands)
$15,549	$25,930	$10,522	$644

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire in May 2016. Entergy Mississippi expects to renew its credit facilities prior to expiration. No borrowings were outstanding under the credit facilities as of March 31, 2016.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2016, a $4.4 million letter of credit was outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Formula Rate Plan

In March 2016, Entergy Mississippi submitted its formula rate plan 2016 test year filing showing Entergy Mississippi’s projected earned return for the 2016 calendar year to be below the formula rate plan bandwidth. The filing shows a $32.6 million rate increase is necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 9.96%, within the formula rate plan bandwidth. The filing is currently subject to MPSC review. In April 2016 the Mississippi Public Utilities Staff filed a letter disputing the formula rate plan evaluation report subject to its continued review of the submittal. A final order is expected in second quarter 2016, with the resulting rates effective mid-year 2016. Pursuant to the terms of the formula rate plan, Entergy Mississippi also submitted an informational look-back filing for 2015 that showed Entergy Mississippi’s 2015 earned return was within the formula rate plan bandwidth.

Fuel and Purchased Power Cost Recovery

Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period. In August 2015, the MPSC approved the interim adjustments effective with September 2015 bills. In November 2015, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included a projected over-recovery balance of $48 million projected through January 31, 2016. In January 2016 the MPSC approved the redetermined annual factor effective February 1, 2016. The MPSC further ordered, however, that due to the significant change in natural gas price forecasts since Entergy Mississippi’s filing in November 2015, Entergy Mississippi shall file a revised fuel factor with the MPSC no later than February 1, 2016. Pursuant to that order, Entergy Mississippi submitted a revised fuel factor. Additionally, because Entergy Mississippi’s projected over-recovery balance for the period ending January 31, 2017 was $68 million, in February 2016, Entergy Mississippi filed for another interim adjustment to the energy cost factor effective April 2016 to flow through to customers the projected over-recovery balance over a six-month period. That interim adjustment was approved by the MPSC in February 2016 effective for April 2016 bills.

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

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015
	(In Thousands)
OPERATING REVENUES
Electric	$263,046	$360,815

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	61,380	90,611
Purchased power	55,383	92,158
Other operation and maintenance	51,273	65,072
Taxes other than income taxes	23,497	25,020
Depreciation and amortization	33,298	30,830
Other regulatory charges (credits) - net	(3,358)	2,285
TOTAL	221,473	305,976

OPERATING INCOME	41,573	54,839

OTHER INCOME
Allowance for equity funds used during construction	1,286	771
Interest and investment income	121	28
Miscellaneous - net	(705)	(802)
TOTAL	702	(3)

INTEREST EXPENSE
Interest expense	14,742	14,246
Allowance for borrowed funds used during construction	(667)	(417)
TOTAL	14,075	13,829

INCOME BEFORE INCOME TAXES	28,200	41,007

Income taxes	11,082	16,072

NET INCOME	17,118	24,935

Preferred dividend requirements and other	707	707

EARNINGS APPLICABLE TO COMMON STOCK	$16,411	$24,228

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$17,118	$24,935
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	33,298	30,830
Deferred income taxes, investment tax credits, and non-current taxes accrued	(7,095)	(51,789)
Changes in assets and liabilities:
Receivables	(5,118)	20,385
Fuel inventory	(3,244)	(4,628)
Accounts payable	(3,329)	(12,413)
Taxes accrued	(24,009)	21,501
Interest accrued	(2,033)	(6,218)
Deferred fuel costs	40,350	40,244
Other working capital accounts	(979)	(997)
Provisions for estimated losses	(2,016)	(157)
Other regulatory assets	751	15,065
Pension and other postretirement liabilities	(6,015)	(4,153)
Other assets and liabilities	(7,403)	(7,438)
Net cash flow provided by operating activities	30,276	65,167

INVESTING ACTIVITIES
Construction expenditures	(72,764)	(45,976)
Allowance for equity funds used during construction	1,286	771
Insurance proceeds	—	12,745
Changes in money pool receivable - net	10,381	(9,878)
Other	(81)	(2)
Net cash flow used in investing activities	(61,178)	(42,340)

FINANCING ACTIVITIES
Dividends paid:
Preferred stock	(707)	(707)
Other	(50)	(42)
Net cash flow used in financing activities	(757)	(749)

Net increase (decrease) in cash and cash equivalents	(31,659)	22,078
Cash and cash equivalents at beginning of period	145,605	61,633
Cash and cash equivalents at end of period	$113,946	$83,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$16,137	$19,813
Income taxes	($6,175)	$597

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,277	$1,426
Temporary cash investments	112,669	144,179
Total cash and cash equivalents	113,946	145,605
Accounts receivable:
Customer	50,148	56,685
Allowance for doubtful accounts	(499)	(718)
Associated companies	46,141	34,964
Other	5,009	8,276
Accrued unbilled revenues	40,429	47,284
Total accounts receivable	141,228	146,491
Fuel inventory - at average cost	54,517	51,273
Materials and supplies - at average cost	39,113	39,491
Prepayments and other	6,292	5,184
TOTAL	355,096	388,044

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,621	4,625
Escrow accounts	41,752	41,726
TOTAL	46,373	46,351

UTILITY PLANT
Electric	4,133,487	4,083,933
Property under capital lease	2,613	2,942
Construction work in progress	116,595	114,067
TOTAL UTILITY PLANT	4,252,695	4,200,942
Less - accumulated depreciation and amortization	1,554,988	1,534,522
UTILITY PLANT - NET	2,697,707	2,666,420

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	45,814	45,790
Other regulatory assets	327,906	328,681
Other	5,335	2,121
TOTAL	379,055	376,592

TOTAL ASSETS	$3,478,231	$3,477,407

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$125,000	$125,000
Accounts payable:
Associated companies	31,226	38,496
Other	46,536	51,502
Customer deposits	82,493	81,583
Taxes accrued	19,452	43,461
Interest accrued	18,798	20,831
Deferred fuel costs	148,104	107,754
Other	21,627	22,754
TOTAL	493,236	491,381

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	804,273	810,635
Accumulated deferred investment tax credits	4,605	4,645
Asset retirement cost liabilities	8,367	8,252
Accumulated provisions	46,046	48,062
Pension and other postretirement liabilities	114,199	120,217
Long-term debt	920,430	920,085
Other	8,233	11,699
TOTAL	1,906,153	1,923,595

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2016 and 2015	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	829,825	813,414
TOTAL	1,028,461	1,012,050

TOTAL LIABILITIES AND EQUITY	$3,478,231	$3,477,407

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$199,326	($690)	$763,534	$962,170

Net income	—	—	24,935	24,935
Preferred stock dividends	—	—	(707)	(707)

Balance at March 31, 2015	$199,326	($690)	$787,762	$986,398

Balance at December 31, 2015	$199,326	($690)	$813,414	$1,012,050

Net income	—	—	17,118	17,118
Preferred stock dividends	—	—	(707)	(707)

Balance at March 31, 2016	$199,326	($690)	$829,825	$1,028,461

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

			Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$116	$154	($38)	(25)
Commercial	92	113	(21)	(19)
Industrial	34	40	(6)	(15)
Governmental	10	12	(2)	(17)
Total retail	252	319	(67)	(21)
Sales for resale:
Associated companies	—	22	(22)	(100)
Non-associated companies	5	3	2	67
Other	6	17	(11)	(65)
Total	$263	$361	($98)	(27)

Billed Electric Energy Sales (GWh):
Residential	1,285	1,488	(203)	(14)
Commercial	1,079	1,110	(31)	(3)
Industrial	549	517	32	6
Governmental	98	98	—	—
Total retail	3,011	3,213	(202)	(6)
Sales for resale:
Associated companies	—	474	(474)	(100)
Non-associated companies	132	38	94	247
Total	3,143	3,725	(582)	(16)

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Algiers Asset Transfer

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Algiers Asset Transfer” in the Form 10-K for a discussion of the Algiers asset transfer on September 1, 2015. The effect of the Algiers transfer has been retrospectively applied to the first quarter 2015 Entergy New Orleans financial statements that are presented in this report.

Results of Operations

Net Income

Net income remained relatively unchanged, decreasing by $0.1 million, for the first quarter 2016 compared to the first quarter 2015 primarily because lower net revenue was substantially offset by lower other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the changes in net revenue comparing the first quarter 2016 to the first quarter 2015:

Amount
(In Millions)
2015 net revenue	$72.2
Volume/weather	(2.5)
Net gas revenue	(2.1)
Retail electric price	2.5
Other	(2.1)
2016 net revenue	$68.0

The volume/weather variance is primarily due to a decrease of 66 GWh, or 5%, in billed electricity usage, including the effect of less favorable weather, primarily on residential sales. The decrease is partially offset by a 2% increase in the average number of electric customers.

The net gas revenue variance is primarily due to the effect of less favorable weather, primarily in the residential sector.

    The retail electric price variance is primarily due to an increase in the purchased power and capacity acquisition cost recovery rider, as approved by the City Council, effective with the first billing cycle of March 2016, related to the acquisition of Power Block 1 of the Union Power Station. The increase was partially offset by lower storm reserve rider revenues due to the cessation of the storm rider in August 2015. See Note 13 to the financial statements herein for discussion of the Union purchase. See Note 2 to the financial statements in the Form 10-K for further discussion of storm costs recovery.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $1.9 million primarily due to storm reserve accruals booked in 2015, as discussed above;

•	a decrease of $1.4 million in transmission expenses primarily due to a decrease in the amount of transmission costs allocated by MISO; and

•	a decrease of $1.2 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done during plant outages in 2016 as compared to the same period in 2015.

Income Taxes

The effective income tax rate was 37.2% for the first quarter 2016. The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting.

The effective income tax rate was 34.6% for the first quarter 2015. The difference in the effective income tax rate for the first quarter 2015 versus the federal statutory rate of 35% was primarily due to flow-through tax accounting, partially offset by state income taxes and certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$88,876	$42,389

Cash flow provided by (used in):
Operating activities	4,453	7,227
Investing activities	(242,386)	(20,000)
Financing activities	155,025	(7,566)
Net decrease in cash and cash equivalents	(82,908)	(20,339)

Cash and cash equivalents at end of period	$5,968	$22,050

Operating Activities

Net cash flow provided by operating activities decreased $2.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase of $2.5 million in income taxes paid and the timing of collections from customers, partially offset by $3.2 million in payments made in the first quarter 2015 related to settlements on asbestos claims and the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities increased $222.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the purchase of Power Block 1 of Union Power Station for approximately $237 million in March 2016, partially offset by money pool activity.   See Note 13 to the financial statements herein for discussion of the Union purchase.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $15.1 million in 2016 compared to increasing $2.4 million in 2015.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities provided $155 million of cash for the three months ended March 31, 2016 compared to using $7.6 million of cash for the three months ended March 31, 2015 primarily due to the issuance of $110 million of 5.5% Series first mortgage bonds in March 2016, a $47.8 million capital contribution received from Entergy Corporation in March 2016, and $7.3 million in common stock dividends paid in 2015. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio is due to the issuance of $110 million of 5.50% Series first mortgage bonds in March 2016, partially offset by the $47.8 million capital contribution received from Entergy Corporation in March 2016.

	March 31, 2016	December 31, 2015
Debt to capital	51.2%	48.1%
Effect of excluding securitization bonds	(6.0%)	(8.1%)
Debt to capital, excluding securitization bonds (a)	45.2%	40.0%
Effect of subtracting cash	(0.4%)	(10.0%)
Net debt to net capital, excluding securitization bonds (a)	44.8%	30.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings, long-term debt, including the currently maturing portion, and the long-term payable to Entergy Louisiana.  Capital consists of debt, preferred stock without sinking fund, and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy New Orleans uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in Note 5 to the financial statements in the Form 10-K. Entergy New Orleans also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy New Orleans’s receivables from the money pool were as follows:

March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
(In Thousands)
$735	$15,794	$2,849	$442

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2018.  No borrowings were outstanding under the facility as of March 31, 2016. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2016, a $6.2 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following is an update to that discussion.

As discussed in the Form 10-K, in November 2015 the City Council authorized expansion of the purchased power and capacity acquisition cost recovery rider to recover the non-fuel purchased power expense from Ninemile 6 as well as the revenue requirement associated with the acquisition of Power Block 1 of Union Power Station. In March 2016, Entergy New Orleans acquired Power Block 1 of Union Power Station for approximately $237 million, subject to closing adjustments, and initiated recovery of these costs with March 2016 bills.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015
	(In Thousands)
OPERATING REVENUES
Electric	$122,441	$121,495
Natural gas	26,899	35,131
TOTAL	149,340	156,626

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	10,921	21,623
Purchased power	68,525	63,135
Other operation and maintenance	22,842	28,000
Taxes other than income taxes	11,512	11,893
Depreciation and amortization	11,764	11,520
Other regulatory charges (credits) - net	1,896	(290)
TOTAL	127,460	135,881

OPERATING INCOME	21,880	20,745

OTHER INCOME
Allowance for equity funds used during construction	313	320
Interest and investment income	69	26
Miscellaneous - net	(245)	364
TOTAL	137	710

INTEREST EXPENSE
Interest expense	4,373	4,341
Allowance for borrowed funds used during construction	(126)	(150)
TOTAL	4,247	4,191

INCOME BEFORE INCOME TAXES	17,770	17,264

Income taxes	6,603	5,972

NET INCOME	11,167	11,292

Preferred dividend requirements and other	241	241

EARNINGS APPLICABLE TO COMMON STOCK	$10,926	$11,051

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$11,167	$11,292
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	11,764	11,520
Deferred income taxes, investment tax credits, and non-current taxes accrued	(9,742)	4,883
Changes in assets and liabilities:
Receivables	(5,346)	4,474
Fuel inventory	1,518	1,360
Accounts payable	(101)	(3,829)
Taxes accrued	14,187	—
Interest accrued	(579)	(1,315)
Deferred fuel costs	(5,288)	(3,949)
Other working capital accounts	(11,382)	(9,271)
Provisions for estimated losses	(532)	(2,012)
Other regulatory assets	6,270	(676)
Pension and other postretirement liabilities	(4,102)	(3,013)
Other assets and liabilities	(3,381)	(2,237)
Net cash flow provided by operating activities	4,453	7,227

INVESTING ACTIVITIES
Construction expenditures	(17,931)	(16,110)
Allowance for equity funds used during construction	313	320
Payment for purchase of plant	(236,944)	—
Investment in affiliates	(38)	—
Changes in money pool receivable - net	15,059	(2,407)
Receipts from storm reserve escrow account	3	3
Payments to storm reserve escrow account	(102)	(1,806)
Change in securitization account	(2,746)	—
Net cash flow used in investing activities	(242,386)	(20,000)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	106,786	—
Capital contributions from parent	47,750	—
Dividends paid:
Common stock	—	(7,250)
Preferred stock	(241)	(241)
Other	730	(75)
Net cash flow provided by (used in) financing activities	155,025	(7,566)

Net decrease in cash and cash equivalents	(82,908)	(20,339)
Cash and cash equivalents at beginning of period	88,876	42,389
Cash and cash equivalents at end of period	$5,968	$22,050

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$4,654	$5,405
Income taxes	$2,500	$40

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$652	$1,068
Temporary cash investments	5,316	87,808
Total cash and cash equivalents	5,968	88,876
Securitization recovery trust account	7,366	4,620
Accounts receivable:
Customer	39,245	34,627
Allowance for doubtful accounts	(289)	(268)
Associated companies	9,063	23,248
Other	6,099	3,753
Accrued unbilled revenues	15,328	17,799
Total accounts receivable	69,446	79,159
Fuel inventory - at average cost	394	1,912
Materials and supplies - at average cost	15,257	13,244
Prepayments and other	17,932	10,263
TOTAL	116,363	198,074

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	81,102	81,002
Other	7,119	—
TOTAL	89,237	82,018

UTILITY PLANT
Electric	1,390,403	1,051,239
Natural gas	234,374	232,780
Construction work in progress	18,582	29,027
TOTAL UTILITY PLANT	1,643,359	1,313,046
Less - accumulated depreciation and amortization	740,029	648,081
UTILITY PLANT - NET	903,330	664,965

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $89,585 as of March 31, 2016 and $91,599 as of December 31, 2015)	259,052	265,322
Other	2,089	685
TOTAL	265,221	270,087

TOTAL ASSETS	$1,374,151	$1,215,144

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Payable due to Entergy Louisiana	$4,973	$4,973
Associated companies	35,163	37,467
Other	22,583	21,471
Customer deposits	28,497	28,392
Taxes accrued	14,187	—
Interest accrued	4,330	4,909
Deferred fuel costs	23,733	29,021
Other	9,525	6,216
TOTAL CURRENT LIABILITIES	142,991	132,449

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	203,650	214,061
Accumulated deferred investment tax credits	722	753
Regulatory liability for income taxes - net	11,841	13,199
Asset retirement cost liabilities	2,733	2,687
Accumulated provisions	83,655	84,187
Pension and other postretirement liabilities	39,507	43,609
Long-term debt (includes securitization property of $95,930 as of March 31, 2016 and $95,867 as of December 31, 2015)	424,392	317,380
Long-term payable due to Entergy Louisiana	20,527	20,527
Gas system rebuild insurance proceeds	10,269	12,788
Other	5,376	3,692
TOTAL NON-CURRENT LIABILITIES	802,672	712,883

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2016 and 2015	33,744	33,744
Paid-in capital	171,544	123,794
Retained earnings	203,420	192,494
TOTAL	408,708	350,032

TOTAL LIABILITIES AND EQUITY	$1,374,151	$1,215,144

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$33,744	$36,294	$157,987	$228,025

Net income	—	—	11,292	11,292
Net income attributable to Entergy Louisiana	—	—	(238)	(238)
Common stock dividends	—	—	(7,250)	(7,250)
Preferred stock dividends	—	—	(241)	(241)

Balance at March 31, 2015	$33,744	$36,294	$161,550	$231,588

Balance at December 31, 2015	$33,744	$123,794	$192,494	$350,032

Net income	—	—	11,167	11,167
Capital contributions from parent	—	47,750	—	47,750
Preferred stock dividends	—	—	(241)	(241)

Balance at March 31, 2016	$33,744	$171,544	$203,420	$408,708

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS (a)
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$47	$48	($1)	(2)
Commercial	44	41	3	7
Industrial	7	6	1	17
Governmental	15	13	2	15
Total retail	113	108	5	5
Sales for resale:
Associated companies	7	9	(2)	(22)
Other	2	4	(2)	(50)
Total	$122	$121	$1	1

Billed Electric Energy Sales (GWh):
Residential	499	559	(60)	(11)
Commercial	510	506	4	1
Industrial	101	103	(2)	(2)
Governmental	178	186	(8)	(4)
Total retail	1,288	1,354	(66)	(5)
Sales for resale:
Associated companies	242	214	28	13
Non-associated companies	14	4	10	250
Total	1,544	1,572	(28)	(2)

(a) Amounts have been retrospectively adjusted to reflect the effects of the transfer of the Algiers assets for the first quarter 2015. See Note 1 to the financial statements in the Form 10-K for a discussion of the Algiers asset transfer.

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Net income decreased $2 million primarily due to lower net revenue, partially offset by lower other operation and maintenance expenses.

Net Revenue

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the first quarter 2016 to the first quarter 2015:

Amount
(In Millions)
2015 net revenue	$143.7
Volume/weather	(10.3)
Reserve equalization	5.3
Other	(0.5)
2016 net revenue	$138.2

The volume/weather variance is primarily due to a decrease of 214 GWh, or 9%, in billed residential and commercial sales, including the effect of less favorable weather. This decrease was partially offset by an increase in industrial usage, primarily due to higher usage by petroleum refining customers.

The reserve equalization variance is primarily due to a reduction in reserve equalization expense primarily due to changes in the Entergy System generation mix compared to the same period in 2015 as a result of the execution of a new purchase power agreement and Entergy Mississippi’s exit from the System Agreement, each in November 2015.

Other Income Statement Variances

Other operation and maintenance expenses decreased primarily due to a decrease of $2 million in fossil-fueled generation expenses primarily due to an overall higher scope of work done in the prior year, and a decrease of $1 million in energy efficiency costs.

Income Taxes

The effective income tax rate was 37.9% for the first quarter 2016. The difference in the effective income tax rate for the first quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,182	$30,441

Cash flow provided by (used in):
Operating activities	75,735	66,325
Investing activities	(88,057)	(57,511)
Financing activities	76,473	(23,743)
Net increase (decrease) in cash and cash equivalents	64,151	(14,929)

Cash and cash equivalents at end of period	$66,333	$15,512

Operating Activities

Net cash flow provided by operating activities increased $9.4 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to increased recovery of fuel and purchased power costs compared to prior year.

Investing Activities

Net cash flow used in investing activities increased $30.5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in transmission construction expenditures primarily due to a higher scope of work in 2016 as compared to the same period in 2015, and money pool activity.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $8.9 million for the three months ended March 31, 2016 compared to increasing by $1.5 million for the three months ended March 31, 2015. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Texas’s financing activities provided $76.5 million of cash for the three months ended March 31, 2016 compared to using $23.7 million of cash for the three months ended March 31, 2015 primarily due to the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016, partially offset by money pool activity. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $22.1 million for the three months ended March 31, 2016.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Texas as of March 31, 2016 is primarily due to the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016.

	March 31, 2016	December 31, 2015
Debt to capital	61.4%	60.2%
Effect of excluding the securitization bonds	(8.9%)	(10.4%)
Debt to capital, excluding securitization bonds (a)	52.5%	49.8%
Effect of subtracting cash	(1.6%)	—%
Net debt to net capital, excluding securitization bonds (a)	50.9%	49.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
(In Thousands)
$8,938	($22,068)	$1,838	$306

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in August 2020.  The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of March 31, 2016, there were no cash borrowings and $1.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of March 31, 2016, a $5.6 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Filings with the PUCT

2011 Rate Case

See the Form 10-K for discussion of Entergy Texas’s 2011 rate case. As discussed in the Form 10-K, several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced in the Form 10-K, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Oral argument before the court panel was held in September 2015. In April 2016 the Third Court of Appeals issued its opinion affirming the District Court’s decision on all points. Entergy Texas plans to petition the Texas Supreme Court to hear its appeal of the Third Court’s ruling.

Other Filings

In September 2015, Entergy Texas filed for a transmission cost recovery factor rider requesting a $13 million increase, incremental to base rates. Testimony was filed in November 2015, with the PUCT staff and other parties proposing various disallowances involving, among other things, MISO charges, vegetation management costs, and bad debt expenses that would reduce the requested increase by approximately $2 million. In addition to those recommended disallowances, a number of parties recommended that Entergy Texas’s request be reduced by an additional $3.4 million to account for load growth since base rates were last set. A hearing on the merits was held in December 2015. In February 2016 a State Office of Administrative Hearings ALJ issued a proposal for decision recommending that the PUCT disallow approximately $2 million from Entergy Texas’s $13 million request, but recommending that the PUCT not accept the load growth offset. In May 2016 the PUCT deferred final consideration of Entergy Texas’s TCRF application and opened the record to consider additional evidence to be provided by Entergy Texas and potentially other parties regarding the rate-making treatment of spare transmission-level transformers that are transferred among the Utility operating companies.  It is not known when the PUCT will take up the merits of this matter, but Entergy Texas was granted interim rates as of April 14, 2016 whenever a final order is issued setting those rates.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. Both appeals are pending, but the appeals do not stay the PUCT’s decision. In April 2016, Entergy Texas filed with the PUCT an application to refund to customers approximately $56.2 million. The refund resulted from (i) approximately $41.8 million of fuel cost recovery over-collections through February 2016, (ii) the $10.9 million in bandwidth remedy payments, discussed above, that Entergy Texas received related to calendar year 2006 production costs, and (iii) $3.5 million in bandwidth remedy payments that Entergy Texas received related to 2006-2008 production costs. Entergy Texas requested that the refund be made to most customers over a four-month period beginning June 2016.

Entergy Texas, Inc. and Subsidiaries
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

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

Based upon the recent performance history of several units within the Entergy nuclear fleet, Entergy has determined to undertake a nuclear performance improvement plan.  That plan has not been fully developed, but it may result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  Entergy is continuing to determine what specific actions will be part of the nuclear performance improvement plan, and an estimate of the costs associated with this plan cannot be made at this time.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of unbilled revenue and qualified pension and other postretirement benefits.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015
	(In Thousands)
OPERATING REVENUES
Electric	$378,304	$411,211

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	92,404	73,807
Purchased power	130,412	174,205
Other operation and maintenance	53,035	56,525
Taxes other than income taxes	18,310	18,270
Depreciation and amortization	25,619	24,847
Other regulatory charges - net	17,255	19,544
TOTAL	337,035	367,198

OPERATING INCOME	41,269	44,013

OTHER INCOME
Allowance for equity funds used during construction	2,432	1,224
Interest and investment income (loss)	200	(213)
Miscellaneous - net	(416)	64
TOTAL	2,216	1,075

INTEREST EXPENSE
Interest expense	21,601	20,996
Allowance for borrowed funds used during construction	(1,581)	(794)
TOTAL	20,020	20,202

INCOME BEFORE INCOME TAXES	23,465	24,886

Income taxes	8,903	8,295

NET INCOME	$14,562	$16,591

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$14,562	$16,591
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	25,619	24,847
Deferred income taxes, investment tax credits, and non-current taxes accrued	(26,970)	(75,378)
Changes in assets and liabilities:
Receivables	2,118	22,233
Fuel inventory	2,860	(3,976)
Accounts payable	(17,346)	(14,776)
Prepaid taxes and taxes accrued	18,871	66,279
Interest accrued	(9,978)	(8,952)
Deferred fuel costs	54,192	15,517
Other working capital accounts	1,957	4,686
Provisions for estimated losses	662	1,252
Other regulatory assets	24,310	26,065
Pension and other postretirement liabilities	(6,505)	(4,387)
Other assets and liabilities	(8,617)	(3,676)
Net cash flow provided by operating activities	75,735	66,325

INVESTING ACTIVITIES
Construction expenditures	(91,843)	(66,371)
Allowance for equity funds used during construction	2,460	1,237
Changes in money pool receivable - net	(8,938)	(1,532)
Changes in securitization account	10,264	9,155
Net cash flow used in investing activities	(88,057)	(57,511)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	123,786	—
Retirement of long-term debt	(23,458)	(22,769)
Change in money pool payable - net	(22,068)	—
Other	(1,787)	(974)
Net cash flow provided by (used in) financing activities	76,473	(23,743)

Net increase (decrease) in cash and cash equivalents	64,151	(14,929)
Cash and cash equivalents at beginning of period	2,182	30,441
Cash and cash equivalents at end of period	$66,333	$15,512

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$30,969	$29,004
Income taxes	($756)	($933)

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,550	$2,153
Temporary cash investments	64,783	29
Total cash and cash equivalents	66,333	2,182
Securitization recovery trust account	27,897	38,161
Accounts receivable:
Customer	53,133	61,870
Allowance for doubtful accounts	(495)	(474)
Associated companies	66,773	42,279
Other	10,537	11,054
Accrued unbilled revenues	31,796	40,195
Total accounts receivable	161,744	154,924
Fuel inventory - at average cost	44,082	46,942
Materials and supplies - at average cost	35,415	34,994
Prepayments and other	11,693	17,975
TOTAL	347,164	295,178

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	613	620
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	20,426	20,186
TOTAL	21,415	21,182

UTILITY PLANT
Electric	3,947,837	3,923,100
Construction work in progress	239,695	210,964
TOTAL UTILITY PLANT	4,187,532	4,134,064
Less - accumulated depreciation and amortization	1,479,969	1,477,529
UTILITY PLANT - NET	2,707,563	2,656,535

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	107,650	107,499
Other regulatory assets (includes securitization property of $439,167 as of March 31, 2016 and $453,317 as of December 31, 2015)	788,401	812,862
Other	8,084	5,326
TOTAL	904,135	925,687

TOTAL ASSETS	$3,980,277	$3,898,582

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$74,610	$106,065
Other	63,654	87,421
Customer deposits	44,806	44,537
Taxes accrued	24,204	5,333
Interest accrued	19,228	29,206
Deferred fuel costs	79,316	25,124
Other	6,179	10,363
TOTAL	311,997	308,049

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	977,049	1,006,834
Accumulated deferred investment tax credits	13,609	13,835
Other regulatory liabilities	6,446	6,396
Asset retirement cost liabilities	6,209	6,124
Accumulated provisions	9,981	9,319
Pension and other postretirement liabilities	71,023	77,517
Long-term debt (includes securitization bonds of $473,724 as of March 31, 2016 and $497,030 as of December 31, 2015)	1,552,741	1,451,967
Other	55,204	57,085
TOTAL	2,692,262	2,629,077

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2016 and 2015	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	444,572	430,010
TOTAL	976,018	961,456

TOTAL LIABILITIES AND EQUITY	$3,980,277	$3,898,582

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$49,452	$481,994	$360,385	$891,831

Net income	—	—	16,591	16,591

Balance at March 31, 2015	$49,452	$481,994	$376,976	$908,422

Balance at December 31, 2015	$49,452	$481,994	$430,010	$961,456

Net income	—	—	14,562	14,562

Balance at March 31, 2016	$49,452	$481,994	$444,572	$976,018

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

			Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$135	$156	($21)	(13)
Commercial	84	90	(6)	(7)
Industrial	94	91	3	3
Governmental	6	6	—	—
Total retail	319	343	(24)	(7)
Sales for resale:
Associated companies	53	58	(5)	(9)
Non-associated companies	6	7	(1)	(14)
Other	—	3	(3)	(100)
Total	$378	$411	($33)	(8)

Billed Electric Energy Sales (GWh):
Residential	1,275	1,459	(184)	(13)
Commercial	1,017	1,047	(30)	(3)
Industrial	1,807	1,609	198	12
Governmental	70	66	4	6
Total retail	4,169	4,181	(12)	—
Sales for resale:
Associated companies	1,422	1,188	234	20
Non-associated companies	149	93	56	60
Total	5,740	5,462	278	5

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

Net income remained relatively flat, increasing by $0.4 million, for the first quarter 2016 compared to the first quarter 2015.

Liquidity and Capital Resources

Cash Flow

Cash flows for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$230,661	$223,179

Cash flow provided by (used in):
Operating activities	73,156	39,719
Investing activities	(159,100)	(35,153)
Financing activities	110,985	(51,837)
Net increase (decrease) in cash and cash equivalents	25,041	(47,271)

Cash and cash equivalents at end of period	$255,702	$175,908

Operating Activities

Net cash flow provided by operating activities increased $33.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to:

•
income tax refunds of $6.6 million for the three months ended March 31, 2016 compared to income tax payments of $25.3 million for the three months ended March 31, 2015. System Energy made income tax payments of $25.3 million in 2015 in accordance with the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement primarily related to the final settlement of amounts outstanding associated with the 2006-2007 IRS audit. See Note 3 to the financial statements in the Form 10-K for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit; and

•
a decrease in interest paid on the Grand Gulf sale-leaseback obligation in 2016 as compared to the same period in 2015 due to renewal of the leases in 2015. See Note 10 to the financial statements in the Form 10-K for details on the Grand Gulf sale-leaseback obligation.

The increase in net cash flow was partially offset by an increase in spending on nuclear refueling outages in 2016 as compared to the same period in 2015.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $123.9 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•	an increase in nuclear construction expenditures primarily as a result of a higher scope of work on nuclear outage projects.

The increase was partially offset by money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $4.7 million for the three months ended March 31, 2016 compared to increasing by $20.9 million for the three months ended March 31, 2015.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

System Energy’s financing activities provided $111 million of cash for the three months ended March 31, 2016 compared to using $51.8 million of cash for the three months ended March 31, 2015 primarily due to:

•
an increase in borrowings of $111 million on the nuclear fuel company variable interest entity’s credit facility in 2016 compared to payments of $20.4 million on the nuclear fuel company variable interest entity’s credit facility in 2015;

•	$20 million in common stock dividends paid in 2015; and

•
a decrease in principal payments on the Grand Gulf sale-leaseback obligation in 2016 as compared to the same period in 2015 due to renewal of the lease in 2015. See Note 10 to the financial statements in the Form 10-K for details on the Grand Gulf sale-leaseback obligation.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for System Energy as of March 31, 2016 is primarily due to the System Energy borrowings of $111 million on the nuclear fuel company variable interest entity’s credit facility.

	March 31, 2016	December 31, 2015
Debt to capital	45.9%	42.3%
Effect of subtracting cash	(11.2%)	(11.8%)
Net debt to net capital	34.7%	30.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  System Energy uses the debt to capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition.  System Energy uses the net debt to net capital ratio in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating System Energy’s financial condition because

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

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

System Energy’s receivables from the money pool were as follows:

March 31, 2016	December 31, 2015	March 31, 2015	December 31, 2014
(In Thousands)
$35,198	$39,926	$23,246	$2,373

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $125 million scheduled to expire in June 2016. System Entergy’s nuclear fuel company variable interest entity plans to renew its credit facility prior to expiration. As of March 31, 2016, $111 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

Based upon the recent performance history of several units within the Entergy nuclear fleet, Entergy has determined to undertake a nuclear performance improvement plan.  That plan has not been fully developed, but it may result in increased operating and capital costs associated with operating Entergy’s nuclear plants.  Entergy is continuing to determine what specific actions will be part of the nuclear performance improvement plan, and an estimate of the costs associated with this plan cannot be made at this time.

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

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015
	(In Thousands)
OPERATING REVENUES
Electric	$137,693	$156,039

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	13,428	20,473
Nuclear refueling outage expenses	4,584	5,682
Other operation and maintenance	32,160	35,706
Decommissioning	12,387	11,703
Taxes other than income taxes	6,252	7,208
Depreciation and amortization	34,707	37,060
Other regulatory credits - net	(13,291)	(9,577)
TOTAL	90,227	108,255

OPERATING INCOME	47,466	47,784

OTHER INCOME
Allowance for equity funds used during construction	2,729	1,651
Interest and investment income	3,274	4,213
Miscellaneous - net	(92)	(221)
TOTAL	5,911	5,643

INTEREST EXPENSE
Interest expense	9,552	13,013
Allowance for borrowed funds used during construction	(696)	(436)
TOTAL	8,856	12,577

INCOME BEFORE INCOME TAXES	44,521	40,850

Income taxes	18,563	15,317

NET INCOME	$25,958	$25,533

See Notes to Financial Statements.

(page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$25,958	$25,533
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	58,717	66,660
Deferred income taxes, investment tax credits, and non-current taxes accrued	49,894	(10,618)
Changes in assets and liabilities:
Receivables	9,121	2,952
Accounts payable	16,257	(6,919)
Prepaid taxes and taxes accrued	(38,617)	(14,444)
Interest accrued	837	(14,282)
Other working capital accounts	(30,111)	600
Other regulatory assets	(8,319)	(2,493)
Pension and other postretirement liabilities	(4,576)	(3,188)
Other assets and liabilities	(6,005)	(4,082)
Net cash flow provided by operating activities	73,156	39,719

INVESTING ACTIVITIES
Construction expenditures	(34,747)	(13,324)
Allowance for equity funds used during construction	2,729	1,651
Nuclear fuel purchases	(122,320)	(16,699)
Proceeds from the sale of nuclear fuel	—	22,563
Proceeds from nuclear decommissioning trust fund sales	188,506	78,361
Investment in nuclear decommissioning trust funds	(197,996)	(86,832)
Changes in money pool receivable - net	4,728	(20,873)
Net cash flow used in investing activities	(159,100)	(35,153)

FINANCING ACTIVITIES
Retirement of long-term debt	(1)	(11,405)
Changes in credit borrowings - net	111,012	(20,404)
Dividends paid:
Common stock	—	(20,000)
Other	(26)	(28)
Net cash flow provided by (used in) financing activities	110,985	(51,837)

Net increase (decrease) in cash and cash equivalents	25,041	(47,271)
Cash and cash equivalents at beginning of period	230,661	223,179
Cash and cash equivalents at end of period	$255,702	$175,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$8,593	$26,208
Income taxes	($6,598)	$25,304

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$698	$8,681
Temporary cash investments	255,004	221,980
Total cash and cash equivalents	255,702	230,661
Accounts receivable:
Associated companies	76,847	93,724
Other	7,602	4,574
Total accounts receivable	84,449	98,298
Materials and supplies - at average cost	78,850	87,366
Deferred nuclear refueling outage costs	39,352	5,605
Prepaid taxes	47,944	9,327
Prepayments and other	6,849	1,955
TOTAL	513,146	433,212

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	719,769	701,460
TOTAL	719,769	701,460

UTILITY PLANT
Electric	4,313,474	4,253,949
Property under capital lease	575,027	575,027
Construction work in progress	74,726	92,546
Nuclear fuel	285,426	183,706
TOTAL UTILITY PLANT	5,248,653	5,105,228
Less - accumulated depreciation and amortization	2,992,700	2,961,842
UTILITY PLANT - NET	2,255,953	2,143,386

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	96,933	98,230
Other regulatory assets	357,446	347,830
Other	4,881	4,757
TOTAL	459,260	450,817

TOTAL ASSETS	$3,948,128	$3,728,875

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$50,002	$2
Short-term borrowings	111,012	—
Accounts payable:
Associated companies	3,663	7,391
Other	58,048	34,010
Interest accrued	15,020	14,183
Other	1,940	1,926
TOTAL	239,685	57,512

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,065,590	1,019,075
Accumulated deferred investment tax credits	44,646	45,451
Other regulatory liabilities	344,950	337,424
Decommissioning	815,792	803,405
Pension and other postretirement liabilities	107,688	112,264
Long-term debt	522,740	572,665
TOTAL	2,901,406	2,890,284

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2016 and 2015	719,350	719,350
Retained earnings	87,687	61,729
TOTAL	807,037	781,079

TOTAL LIABILITIES AND EQUITY	$3,948,128	$3,728,875

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$789,350	$81,161	$870,511

Net income	—	25,533	25,533
Common stock dividends	—	(20,000)	(20,000)

Balance at March 31, 2015	$789,350	$86,694	$876,044

Balance at December 31, 2015	$719,350	$61,729	$781,079

Net income	—	25,958	25,958

Balance at March 31, 2016	$719,350	$87,687	$807,037

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

1/01/2016-1/31/2016	—	$—	—	$350,052,918
2/01/2016-2/29/2016	—	$—	—	$350,052,918
3/01/2016-3/31/2016	—	$—	—	$350,052,918
Total	—	$—	—

In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2016, Entergy withheld 19,399 shares of its common stock at $68.09 per share, 36,439 shares of its common stock at $70.58 per share, and 82,619 shares of its common stock at $71.60 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1 in the Form 10-K for information regarding litigation against the DOE related to DOE's breach of its obligations to remove spent fuel from nuclear sites. The following is an update to that discussion.

In April 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $29.4 million in favor of Entergy Arkansas and against the DOE in the second round ANO damages case. Also in April 2015 the U.S. Court of Federal Claims issued a judgment in favor of System Energy and against the DOE in the second round Grand Gulf damages case in the amount of $44.4 million. In June 2015, Entergy Arkansas and System Energy appealed to the U.S. Court of Appeals for the Federal Circuit portions of those decisions relating to cask loading costs. In April 2016, the Federal Circuit issued a decision in both appeals in favor of Entergy Arkansas and System Energy, and remanded the cases back to the trial courts for further proceedings. In December 2015 the U.S. Court of Federal Claims issued a judgment in favor of Entergy Nuclear Indian Point 3 and Entergy Nuclear FitzPatrick in the first round Indian Point 3/FitzPatrick damages case in the amount of $80.9 million. Entergy Nuclear Indian Point 3 and Entergy FitzPatrick moved for reconsideration on a portion of the disallowed costs, and in March 2016, the court denied the motion. In January 2016, the U.S. Court of Federal Claims issued a judgment in the amount of $49.4 million in favor of Entergy Louisiana and against the DOE in the first round Waterford 3 damages case. In April 2016, Entergy Louisiana appealed to the U.S. Court of Appeals for the Federal Circuit the portion of that decision relating to cask loading costs. In April 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $42.3 million in favor of Entergy Louisiana and against the DOE in the first round River Bend damages case, reserving the issue of cask loading costs pending resolution of the appeal on the same issues in the Entergy Arkansas and System Energy cases. Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the government of the U.S. Court of Federal Claims damage awards.

Nuclear Plant Decommissioning

See the discussion in Part I, Item 1 in the Form 10-K for information regarding decommissioning funding for the nuclear plants.  Following is an update to that discussion.  In March 2016, filings with the NRC were made for certain Entergy subsidiaries’ nuclear plants reporting on decommissioning funding.  Those reports showed that decommissioning funding for each of those nuclear plants met the NRC’s financial assurance requirements.

NRC Reactor Oversight Process

See the discussion in Part I, Item 1 in the Form 10-K for information regarding the NRC’s Reactor Oversight Process and the status of each of Entergy’s nuclear plants. In March 2016 the NRC notified Entergy of its decision to place Indian Point 3 in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA initially indicated that it would delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard. In August 2013 the EPA issued final designations for these areas. In Entergy’s utility service territory, only St. Bernard Parish in Louisiana is designated as non-attainment for the SO2 1-hour national ambient air quality standard of 75 parts per billion. Entergy does not have a generation asset in that parish. Pursuant to a court order issued in a proceeding in the U.S. District Court for the Northern District of California, the EPA will finalize another round of designations by July 2, 2016, for areas with newly monitored violations of the 2010 standard and those with stationary sources that emit over a threshold amount of SO2. Counties and parishes in which Entergy owns and operates fossil generating facilities that are expected to be assessed in this round of designations include Independence County and Jefferson County, Arkansas and Calcasieu Parish, Louisiana. In other areas, analysis is required once the EPA issues additional final regulations and guidance. In September 2015 the State of Arkansas recommended designations of “Unclassifiable/Attainment” for Independence and Jefferson Counties. In September 2015 the State of Louisiana recommended a designation of “Attainment” for Calcasieu Parish. In February 2016 the EPA responded to these state recommendations and proposed a designation of “Unclassifiable/Attainment” for Jefferson County and designations of “unclassifiable” for Independence County and Calcasieu Parish. In August 2015 the EPA issued a final data requirement rule for the SO2 1-hour standard. This rule will guide the process to be followed by the states and the EPA to determine the appropriate designation for the remaining unclassified areas in the country. Additional capital projects or operational changes may be required to continue operating Entergy facilities in areas eventually designated as in non-attainment of the standard or designated as contributing to non-attainment areas.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which has a compliance date, with a widely granted one-year extension, of April 2016. In June 2015 the U.S. Supreme Court reversed a U.S. Court of Appeals for the D.C. Circuit decision and remanded to the D.C. Circuit the EPA’s finding that it was appropriate and necessary to regulate power plants under Clean Air Act section 112, ruling that the EPA must consider costs. This EPA finding underpins the MATS rule. In November 2015 the EPA released a Proposed Supplemental Finding that consideration of costs does not alter its previous conclusion that it is appropriate and necessary to regulate hazardous air pollutants from power plants. In December 2015 the D.C. Circuit issued a ruling to leave the rule in effect while the EPA finalizes the appropriate and necessary finding to consider costs. In April 2016 the EPA issued a cost analysis meant to affirm the rule. The rule remains in place and effective and additional litigation is likely. Compliance with MATS was required by the Clean Air Act within three years, or by 2015, although certain extensions of this deadline were available from state permit authorities and the EPA. Entergy applied for and received a one-year extension for its affected facilities in Arkansas and Louisiana. The required controls have been installed and are operational at Entergy’s White Bluff and Independence units. At Entergy’s Nelson 6 unit, controls continue to be tested prior to full scale operation and to confirm regulatory compliance. Operations are being modified as necessary to maintain compliance throughout this process. Additional expenditures or operational modifications could be required for compliance depending on the final outcome of testing.

Groundwater at Certain Nuclear Sites

As discussed in the Form 10-K, in February 2016, Entergy disclosed that elevated tritium levels had been detected in samples from several monitoring wells that are part of Indian Point’s groundwater monitoring program.  Investigation of the source of elevated tritium continues. The likely cause based on the investigation to date is related to the processing of water in preparation for the regularly scheduled refueling outage at Indian Point 2. The system was secured and is no longer in use or required to be used for the next two years.

Earnings Ratios (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					March 31,
	2011	2012	2013	2014	2015	2016
Entergy Arkansas	4.31	3.79	3.62	3.08	2.04	2.05
Entergy Louisiana	2.90	2.61	3.30	3.44	3.36	3.33
Entergy Mississippi	3.55	2.79	3.19	3.23	3.59	3.37
Entergy New Orleans	4.72	2.91	1.85	3.55	4.90	4.94
Entergy Texas	2.34	1.76	1.94	2.39	2.22	2.19
System Energy	3.85	5.12	5.66	4.04	4.53	4.93

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					March 31,
	2011	2012	2013	2014	2015	2016
Entergy Arkansas	3.83	3.36	3.25	2.76	1.85	1.87
Entergy Louisiana	2.74	2.47	3.14	3.28	3.24	3.26
Entergy Mississippi	3.27	2.59	2.97	3.00	3.34	3.13
Entergy New Orleans	4.25	2.63	1.70	3.26	4.50	4.54

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits *

4(a) -	Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.38 to Post-Effective Amendment No. 3 to Form S-3 filed November 25, 2015 in 333-190911-07).

4(b) -
Officer’s Certificate No. 1-B-1, dated March 18, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, establishing the terms of the Collateral Trust Mortgage Bonds, LPFA 2016A Series due 2028 and Collateral Trust Mortgage Bonds, LPFA 2016B Series due 2030 (4(e) to Form 8-K filed March 18, 2016 in 1-32718).

4(c) -	Officer’s Certificate No. 2-B-2, dated March 17, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed March 24, 2016 in 1-32718).

*4(d) -	Officer’s Certificate No. 3-B-3, dated March 28, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015.

4(e) -	First Supplemental Indenture, dated as of March 1, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4(f) to Form 8-K filed March 18, 2016 in 1-32718).

4(f) -	Second Supplemental Indenture, dated as of March 15, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.40 to Form 8-K filed March 24, 2016 in 1-32718).

*4(g) -	Third Supplemental Indenture, dated as of March 17, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015.

*4(h) -	Fourth Supplemental Indenture, dated as of April 1, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015.

4(i) -	Eighty-third Supplemental Indenture, dated as of March 15, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944 (4(g) to Form 8-K filed March 18, 2016 in 1-32718).

4(j) -	Eighty-fourth Supplemental Indenture, dated as of March 17, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944 (4.33 to Form 8-K filed March 24, 2016 in 1-32718).

*4(k) -	Eighty-fifth Supplemental Indenture, dated as of March 17, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944.

4(l) -	Eighty-fourth Supplemental Indenture, dated as of March 1, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of September 1, 1926 (4.42 to Form 8-K filed March 24, 2016 in 1-32718).

*4(m) -	Eighteenth Supplemental Indenture, dated as of March 3, 2016, to Entergy New Orleans Mortgage and Deed of Trust, dated as of May 1, 1987.

4(n) -	Nineteenth Supplemental Indenture, dated as of March 15, 2016, to Entergy New Orleans Mortgage and Deed of Trust, dated as of May 1, 1987 (4.02 to Form 8-K dated March 22, 2016 in 0-05807).

4(o) -
Officer’s Certificate No. 9-B-7 dated March 8, 2016, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.40 to Form 8-K dated March 11, 2016 in 1-34360).

10(a) -
Loan Agreement, dated as of March 1, 2016, between the Louisiana Public Facilities Authority and Entergy Louisiana relating to Refunding Revenue Bonds (Entergy Louisiana, LLC Project) Series 2016A (4(b) to Form 8-K filed March 18, 2016 in 1-32718).

10(b) -
Loan Agreement, dated as of March 1, 2016, between Louisiana Public Facilities Authority and Entergy Louisiana relating to Refunding Revenue Bonds (Entergy Louisiana, LLC Project) Series 2016B (4(d) to Form 8-K filed March 18, 2016 in 1-32718).

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

Date:    May 6, 2016