Form 10-Q
period 2016-09-30
ENTERGY CORP /DE/; SYSTEM ENERGY RESOURCES INC; Entergy Texas, Inc.; ENTERGY NEW ORLEANS INC; ENTERGY MISSISSIPPI INC; Entergy Louisiana, LLC; ENTERGY ARKANSAS INC
filed 2016-11-04
CIK 65984, 202584, 1427437, 71508, 66901, 1348952, 7323

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at October 31, 2016
Entergy Corporation	($0.01 par value)	179,127,892

Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2015 and the Quarterly Reports for Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2016

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2016

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

•
uncertainties associated with the termination of the System Agreement pursuant to a settlement agreement approved by FERC in December 2015, including the potential absence of federal authority to resolve certain issues among the Utility operating companies and their retail regulators;

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

•
changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to capital and Entergy’s ability to refinance existing debt, execute share repurchase programs, and fund investments and acquisitions;

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

•	future wage and employee benefit costs, including changes in discount rates and returns on benefit plan assets;

•	changes in decommissioning trust fund values or earnings or in the timing of, requirements for, or cost to decommission nuclear plant sites;

•	the implementation of the planned shutdown of Pilgrim and the planned shutdown or sale of FitzPatrick and the related decommissioning of those plants and Vermont Yankee;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

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
System Agreement
Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources. The agreement terminated effective August 2016.

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

Results of Operations

Third Quarter 2016 Compared to Third Quarter 2015

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2016 to the third quarter 2015 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
3rd Quarter 2015 Consolidated Net Income (Loss)	$364,265	($1,031,410)	($51,088)	($718,233)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	108,816	(13,327)	(9)	95,480
Other operation and maintenance	(40,808)	18,877	2,722	(19,209)
Asset write-offs, impairments, and related charges	—	(1,623,363)	—	(1,623,363)
Taxes other than income taxes	(9,982)	1,003	(79)	(9,058)
Depreciation and amortization	13,084	(7,300)	(226)	5,558
Other income	3,002	714	(649)	3,067
Interest expense	4,645	(1,861)	351	3,135
Other expenses	4,704	(228)	—	4,476
Income taxes	56,658	560,628	8,285	625,571

3rd Quarter 2016 Consolidated Net Income (Loss)	$447,782	$8,221	($62,799)	$393,204

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2016 to the third quarter 2015:

Amount
(In Millions)
2015 net revenue	$1,750
Retail electric price	91
Volume/weather	28
Other	(10)
2016 net revenue	$1,859

The retail electric price variance is primarily due to:

•
an increase in base rates at Entergy Arkansas, as approved by the APSC. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. A significant portion of the increase is related to the purchase of Power Block 2 of the Union Power Station;

•
an increase in the purchased power and capacity acquisition cost recovery rider for Entergy New Orleans, as approved by the City Council, effective with the first billing cycle of March 2016, primarily related to the purchase of Power Block 1 of the Union Power Station;

•	an increase in revenues at Entergy Mississippi, as approved by the MPSC, effective with the first billing cycle of July 2016, and an increase in the storm damage rider; and

•
an increase in formula rate plan revenues for Entergy Louisiana, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station.

See Note 2 to the financial statements herein for further discussion of the rate proceedings. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

The volume/weather variance is primarily due to an increase in volume during the unbilled period, partially offset by a decrease of 223 GWh, or 1%, in billed electricity usage in the residential, commercial, and industrial sectors. The decrease in industrial usage is primarily due to a decrease in usage by existing customers across various industrial segments, partially offset by new customers and expansion projects, primarily in the chemicals industry.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the third quarter 2016 to the third quarter 2015:

Amount
(In Millions)
2015 net revenue	$409
Nuclear realized price changes	(20)
Rhode Island State Energy Center	(15)
Nuclear fuel expenses	17
Other	5
2016 net revenue	$396

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $13 million in the third quarter 2016 as compared to the third quarter 2015 primarily due to:

•
lower realized wholesale energy prices, although the average revenue per MWh shown in the table below is slightly higher because it includes revenues from the FitzPatrick reimbursement agreement with Exelon, the amortization of the Palisades below-market PPA, and Vermont Yankee capacity revenue. The effect of these items on the net revenue variance from third quarter 2015 to third quarter 2016 is minimal;

•	lower capacity prices; and

•	the sale of the Rhode Island State Energy Center in December 2015.

The decrease was partially offset by a decrease in nuclear fuel amortization expenses primarily related to the impairments of the FitzPatrick, Pilgrim, and Palisades plants and related assets in the third and fourth quarters of 2015. See Note 1 to the financial statements in the Form 10-K for discussion of the impairments.

Following are key performance measures for Entergy Wholesale Commodities for the third quarter 2016 and 2015:

	2016	2015
Owned capacity (MW) (a)	4,880	5,463
GWh billed	9,372	10,440
Average revenue per MWh	$50.72	$49.97

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	90%	92%
GWh billed	8,674	9,125
Average revenue per MWh	$51.01	$50.41
Refueling Outage Days:
Palisades	—	13

(a)	The reduction in owned capacity is due to the sale of the 583 MW Rhode Island State Energy Center in December 2015.

Realized Revenue per MWh Trend and the Entergy Wholesale Commodities Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Results of Operations - Realized Revenue per MWh for Entergy Wholesale Commodities Nuclear Plants” in the Form 10-K for a discussion of the effects of sustained low natural gas prices and power market structure challenges on market prices for electricity over the past few years in the power regions where the Entergy Wholesale Commodities power plants are located. As shown in the contracted sale of energy table in “Market and Credit Risk Sensitive Instruments” below, Entergy Wholesale Commodities has sold forward 90% of its planned nuclear energy output for the remainder of 2016 for an expected average contracted energy price of $40.50 per MWh based on market prices at September 30, 2016. In addition, Entergy Wholesale Commodities has sold forward 86% of its planned nuclear energy output for 2017 for an expected average contracted energy price of $43.80 per MWh based on market prices at September 30, 2016.

The market price trend presents a challenging economic environment for the Entergy Wholesale Commodities plants. The severity of the challenge varies for each of the plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. In addition, the current market design under which the plants operate does not adequately compensate merchant nuclear plants for their environmental and fuel diversity benefits in their regions. Entergy’s strategy in this environment is to manage and reduce the risk of the Entergy Wholesale Commodities business, which includes taking actions that reduce the size of its merchant power plant fleet.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In October 2015, Entergy determined that it will close the Pilgrim and FitzPatrick plants. The decisions to shut down the plants were primarily due to the poor market conditions that have led to reduced revenues, the poor market design that fails to properly compensate nuclear generators for the benefits they provide, and increased operational costs. The Pilgrim plant is expected to cease operations on May 31, 2019. Entergy originally expected to shut down the FitzPatrick plant at the end of its current fuel cycle in January 2017, but in August 2016, Entergy entered into an agreement to sell the FitzPatrick plant to Exelon Generation Company, LLC. Until the conditions specified in the agreement are satisfied, and as long as the agreement is not terminated, Entergy is preparing for a potential refueling outage in January 2017 and is also continuing preparation for the plant shutdown and decommissioning in the event a sale does not occur. See further detail in “Sale of FitzPatrick” below. Entergy recorded impairment and other related charges in 2015 to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values.

Entergy previously shut down the Vermont Yankee nuclear plant in 2014 and, as discussed in Note 15 to the financial statements in the Form 10-K, sold the Rhode Island State Energy Center natural gas-fired plant in December 2015.

After the pending closure of Pilgrim and the pending closure or sale of FitzPatrick, Entergy will have two remaining nuclear power generating facilities in operation in the Entergy Wholesale Commodities business, Indian Point and Palisades. Unlike the three nuclear facilities that Entergy has decided to shut down, Indian Point is a multi-unit site, with both Indian Point 2 and 3 in operation. In addition, Indian Point 2 (1,028 MW) and 3 (1,041 MW) are significantly larger plants than Vermont Yankee (605 MW), Pilgrim (688 MW), or FitzPatrick (838 MW). Indian Point sells power at NYISO Zone G, which is a key supply region for New York City. While all Northeast pricing zones, including NYISO Zone G, have been adversely effected by lower market pricing trends, NYISO Zone G has historically traded at a premium to the NYISO zones where Fitzpatrick sells power. The Indian Point plants, however, are currently involved and face opposition in extensive licensing proceedings, which are described in “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” in the Form 10-K with updates herein.

Palisades (811 MW) is similar in size to FitzPatrick, is also a single-unit site, and the MISO market in which it operates has also experienced market price declines over the past few years. At this time, however, most of the Palisades output is sold under a power purchase agreement, entered into when the plant was acquired in 2007, that is currently scheduled to expire in 2022. The power purchase agreement prices currently exceed market prices and escalate each year, up to $61.50/MWh in 2022. As discussed in Note 1 to the financial statements in the Form 10-K, however, in the fourth quarter 2015 Entergy concluded that the carrying value of the Palisades plant was impaired and recorded impairment and other related charges to write down the carrying value of the Palisades plant and related assets to their fair value. The fair value of the Palisades plant would have been, and currently would be, significantly lower in the absence of the power purchase agreement that is scheduled to expire in 2022.

If economic conditions or regulatory activities no longer support Entergy’s continued operation of the Indian Point or Palisades plants for their expected lives or no longer support the recovery of the costs of the plants, it could adversely affect Entergy’s results of operations through loss of revenue, impairment charges, increased depreciation rates, transitional costs, or accelerated decommissioning costs. Impairment of long-lived assets and nuclear decommissioning costs, and the factors that influence these items, are both discussed in the Form 10-K in “MANAGMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates,” with updates herein.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $633 million for the third quarter 2015 to $592 million for the third quarter 2016 primarily due to:

•
a decrease of $15 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
the effects of recording final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $14 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 1 to the financial statements herein for discussion of the DOE litigation;

•	a decrease of $11 million in distribution expenses primarily due to lower vegetation maintenance; and

•	a decrease of $6 million in energy efficiency costs, including the effects of true-ups.

The decrease was partially offset by a net increase of $10 million primarily due to the deferral of $13 million recorded in September 2015, as approved by the LPSC, as a result of spending in 2015 related to the Entergy Louisiana and Entergy Gulf States Louisiana business combination. These costs are being amortized over a ten-year period beginning December 2015. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K for a discussion of the combination.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Union Power Station purchased in March 2016.

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $217 million for the third quarter 2015 to $236 million for the third quarter 2016 primarily due to $22 million in severance and retention costs incurred in the third quarter 2016 related to the planned shutdown of the Pilgrim plant and the planned shutdown or sale of the FitzPatrick plant. See Note 1 to the financial statements in the Form 10-K for discussion of the decisions to cease operations of the plants and “Sale of FitzPatrick” below for an update on the status of the FitzPatrick plant.

The asset write-offs, impairments, and related charges variance is primarily due to $1,642 million ($1,062 million after-tax) of impairment and related charges in the third quarter 2015 to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values. See Note 1 to the financial statements in the Form 10-K for a discussion of the impairments and related charges.

Depreciation and amortization expenses decreased primarily due to decreases in depreciable asset balances as a result of the impairments of the FitzPatrick, Pilgrim, and Palisades plants in the third and fourth quarters of 2015 and a decrease in depreciable asset balances as a result of the sale of the Rhode Island State Energy Center in December 2015. See Note 1 to the financial statements in the Form 10-K for discussion of the impairments and related charges. The decrease was partially offset by the effects of recording the final court decision in third quarter 2015 in the Palisades lawsuit against the DOE related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $4 million of spent nuclear fuel storage costs previously recorded as depreciation.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Income Taxes

The effective income tax rate was 39.6% for the third quarter 2016. The difference in the effective income tax rate for the third quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes, a valuation allowance recorded on a deferred tax asset, and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting.

The effective income tax rate was 33.9% for the third quarter 2015. The difference in the effective income tax rate for the third quarter 2015 versus the federal statutory rate of 35% was primarily due to state income taxes.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2015 Consolidated Net Income (Loss)	$796,051	($911,525)	($146,109)	($261,583)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	109,954	(131,078)	(24)	(21,148)
Other operation and maintenance	(111,992)	(21,433)	7,407	(126,018)
Asset write-offs, impairments, and related charges	—	(1,609,034)	—	(1,609,034)
Taxes other than income taxes	(14,296)	(9,346)	(290)	(23,932)
Depreciation and amortization	34,907	(31,462)	(287)	3,158
Other income	9,837	(18,040)	(2,560)	(10,763)
Interest expense	12,563	(1,044)	6,209	17,728
Other expenses	15,249	(37,971)	—	(22,722)
Income taxes	(48,340)	310,996	3,635	266,291

2016 Consolidated Net Income (Loss)	$1,027,751	$338,651	($165,367)	$1,201,035

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Results of operations for the nine months ended September 30, 2016 include a reduction of income tax expense, net of unrecognized tax benefits, of $238 million as a result of a tax election to treat a subsidiary that owns one of the Entergy Wholesale Commodities nuclear power plants as a corporation for federal income tax purposes; income tax benefits as a result of the settlement of the 2010-2011 IRS audit, including a $75 million tax benefit recognized by Entergy Louisiana related to the treatment of the Vidalia purchased power agreement and a $54 million net benefit recognized by Entergy Louisiana related to the treatment of proceeds received in 2010 for the financing of Hurricane Gustav and Hurricane Ike storm costs pursuant to Louisiana Act 55; and a reduction in expenses of $70 million ($44 million net-of-tax) due to the effects of recording in 2016 the final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. See Note 10 to the financial statements herein for additional discussion of the income tax items and Note 1 to the financial statements herein for discussion of the DOE litigation.

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

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015:

Amount
(In Millions)
2015 net revenue	$4,648
Retail electric price	184
Volume/weather	(11)
Louisiana Act 55 financing savings obligation	(17)
Other	(46)
2016 net revenue	$4,758

The retail electric price variance is primarily due to:

•
an increase in base rates at Entergy Arkansas, as approved by the APSC. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. The increase includes an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. A significant portion of the increase is related to the purchase of Power Block 2 of the Union Power Station;

•
an increase in the purchased power and capacity acquisition cost recovery rider for Entergy New Orleans, as approved by the City Council, effective with the first billing cycle of March 2016, primarily related to the purchase of Power Block 1 of the Union Power Station;

•
an increase in formula rate plan revenues for Entergy Louisiana, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station; and

•	an increase in revenues at Entergy Mississippi, as approved by the MPSC, effective with the first billing cycle of July 2016, and an increase in the storm damage rider.

See Note 2 to the financial statements herein for further discussion of the rate proceedings. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

The volume/weather variance is primarily due to a decrease of 703 GWh, or 1%, in billed electricity usage, partially offset by an increase in volume during the unbilled period. The decrease in billed electricity usage is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The increase in industrial usage is due to increased growth for new and expansion customers, primarily in the chemicals industry.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings results from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 10 to the financial statements herein for additional discussion of the settlement and benefit sharing.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015:

Amount
(In Millions)
2015 net revenue	$1,286
Nuclear realized price changes	(136)
Rhode Island State Energy Center	(41)
Nuclear volume	(25)
Nuclear fuel expenses	67
Other	4
2016 net revenue	$1,155

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $131 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to:

•	lower realized wholesale energy prices and lower capacity prices;

•	the sale of the Rhode Island State Energy Center in December 2015; and

•
lower volume in the Entergy Wholesale Commodities nuclear fleet resulting from more refueling outage days in 2016 as compared to the same period in 2015, partially offset by fewer unplanned outage days in 2016 as compared to the same period in 2015. See “Nuclear Matters - Indian Point 2 Outage” below for discussion of the extended Indian Point 2 outage in the second quarter 2016.

The decrease was partially offset by a decrease in nuclear fuel amortization expenses primarily related to the impairments of the FitzPatrick, Pilgrim, and Palisades plants and related assets in the third and fourth quarters of 2015. See Note 1 to the financial statements in the Form 10-K for discussion of the impairments.

Following are key performance measures for Entergy Wholesale Commodities for the nine months ended September 30, 2016 and 2015:

	2016	2015
Owned capacity (MW) (a)	4,880	5,463
GWh billed	26,484	29,610
Average revenue per MWh	$50.65	$54.16

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	85%	90%
GWh billed	24,670	26,298
Average revenue per MWh	$51.05	$53.96
Refueling Outage Days:
Indian Point 2	102	—
Indian Point 3	—	23
Pilgrim	—	34
Palisades	—	13

(a)	The reduction in owned capacity is due to the sale of the 583 MW Rhode Island State Energy Center in December 2015.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $1,800 million for the nine months ended September 30, 2015 to $1,688 million for the nine months ended September 30, 2016 primarily due to:

•
a decrease of $46 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•
a decrease of $30 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done during plant outages in 2016 as compared to the same period in 2015, partially offset by an increase as a result of the purchase of the Union Power Station in March 2016.  See Note 13 to the financial statements herein for discussion of the Union Power Station purchase;

•
the deferral in 2016 of $8 million of previously-incurred costs related to ANO post-Fukushima compliance and $10 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC as part of the Entergy Arkansas 2015 rate case settlement. These costs are being amortized over a ten-year period beginning March 2016. See Note 2 to the financial statements herein for further discussion of the rate case settlement;

•
the effects of recording final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $16 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expenses. See Note 1 to the financial statements herein for discussion of the DOE litigation;

•	a decrease of $10 million in energy efficiency costs, including the effects of true-ups; and

•	a decrease of $9 million in distribution expenses primarily due to lower vegetation maintenance.

The decrease was partially offset by an increase of $29 million in nuclear generation expenses primarily due to an overall higher scope of work done during plant outages in 2016 as compared to prior year and higher nuclear labor costs, including contract labor.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Union Power Station purchased in March 2016.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $642 million for the nine months ended September 30, 2015 to $621 million for the nine months ended September 30, 2016 primarily due to:

•
the effects of recording the final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $42 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expenses. See Note 1 to the financial statements herein for discussion of the DOE litigation;

•	a decrease of $16 million as a result of the sale of the Rhode Island State Energy Center in December 2015; and

•
a decrease of $9 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

The decrease was partially offset by $44 million in severance and retention costs in 2016 related to the planned shutdown of the Pilgrim plant and the planned shutdown or sale of the FitzPatrick plant. See Note 1 to the financial statements in the Form 10-K for discussion of the decisions to cease operations of the plants and “Sale of FitzPatrick” below for an update on the status of the FitzPatrick plant.

The asset write-offs, impairments, and related charges variance is primarily due to $1,642 million ($1,062 million after-tax) in 2015 of impairment and related charges to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values. See Note 1 to the financial statements in the Form 10-K for discussion of the impairments and related charges.

Depreciation and amortization expenses decreased primarily due to:

•	decreases in depreciable asset balances as a result of the impairments of the FitzPatrick, Pilgrim, and Palisades plants in the third and fourth quarters of 2015;

•
the effects of recording the final court decisions in second quarter 2016 in the FitzPatrick, Vermont Yankee, and Indian Point 3 lawsuits against the DOE related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $11 million of spent nuclear fuel storage costs previously recorded as depreciation. See Note 1 to the financial statements herein for discussion of the DOE litigation; and

•	a decrease in depreciable asset balances as a result of the sale of the Rhode Island State Energy Center in December 2015.

The decrease was partially offset by the effects of recording the final court decision in third quarter 2015 in the Palisades lawsuit against the DOE related to spent nuclear fuel disposal. The damages awarded include the reimbursement of approximately $4 million of spent nuclear fuel storage costs previously recorded as depreciation.

Other income decreased primarily due to lower realized gains on decommissioning trust fund investments in 2016 as compared to the same period in 2015, which included realized decommissioning trust gains that resulted from portfolio reallocations for the Vermont Yankee nuclear decommissioning trust funds.

Other expenses decreased primarily due to the reduction in deferred refueling outage amortization costs related to the impairments of the FitzPatrick, Pilgrim, and Palisades plants and related assets in the third and fourth quarters of 2015, partially offset by an increase in decommissioning expense as a result of a trust transfer agreement Entergy entered into with NYPA in August 2016 to transfer the decommissioning trusts and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy.  See Note 1 to the financial statements in the Form 10-K for discussion of the impairments and “Critical Accounting Estimates - Nuclear Decommissioning Costs” below for further discussion of nuclear decommissioning costs.

Income Taxes

The effective income tax rate was 11% for the nine months ended September 30, 2016. The difference in the effective income tax rate for the nine months ended September 30, 2016 versus the federal statutory rate of 35% was primarily due to a tax election to treat a subsidiary that owns one of the Entergy Wholesale Commodities nuclear power plants as a corporation for federal income tax purposes that resulted in reduced income tax expense and the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit in the second quarter 2016, partially offset by state income taxes. See Note 10 to the financial statements herein for additional discussion of the tax election and the tax settlements.

The effective income tax rate was 31% for the nine months ended September 30, 2015. The difference in the effective income tax rate for the nine months ended September 30, 2015 versus the federal statutory rate of 35% was

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Indian Point NRC/ASLB Proceedings

In May 2016 the NRC issued a decision sustaining New York State’s appeal of the ASLB’s November 2013 Track 1 decision upholding the adequacy of Severe Accident Mitigation Alternatives (SAMA) decontamination cost estimates.  The NRC directed its staff to supplement its SAMA analysis to include sensitivity runs for two inputs to SAMA decontamination costs.  Since SAMA analysis is part of the NRC’s environmental impact analysis, and not part of its safety analysis, further supplementation of the NRC’s Final Supplemental Environmental Impact Statement (FSEIS) will be required, with attendant impact on the schedule for completion of proceedings before the NRC.

In June 2016 the ASLB resolved in favor of Entergy and the NRC staff the last outstanding Track 1 appeal. That appeal addressed SAMA issues separate from those resolved in the May 2016 NRC decision discussed above. With respect to Track 2 contentions, the ASLB issued a scheduling order in July 2016 setting a schedule for the filing of (a) supplemental testimony on New York State’s contention challenging the adequacy of Indian Point’s aging management program for reactor vessel internals, with a focus on baffle bolts and (b) findings of fact and conclusions of law on all Track 2 issues. Deadlines for several rounds of filings were set for November 2016 through June 2017.

The NRC staff advised that the target for issuance of the second supplemental FSEIS for Indian Point was moved from September 2016 to January 2017.

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

                As discussed in the Form 10-K, in March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix.  Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure.  Entergy

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Arkansas incurred incremental expenses of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental expenses of approximately $50 million in 2016, of which $37 million was incurred through September 30, 2016, in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A lesser amount of incremental expenses is expected to be ongoing annually after 2016, until ANO transitions out of Column 4.

The NRC completed the supplemental inspection required for ANO’s Column 4 designation in February 2016, and published its inspection report in June 2016. In its inspection report, the NRC concluded that the ANO site is being operated safely and that Entergy understands the depth and breadth of performance concerns associated with ANO’s performance decline. Also in June 2016, the NRC issued a confirmatory action letter to confirm the actions Entergy Arkansas has taken and will continue to take to improve performance at ANO. The NRC will verify the completion of those actions through quarterly follow-up inspections, the results of which will determine when ANO should transition out of Column 4.

Sale of FitzPatrick

                In August 2016, Entergy entered into an asset purchase agreement to sell its 838 MW FitzPatrick plant and transfer certain liabilities to Exelon Generation Company, LLC. The purchase price is $100 million, with an additional $10 million non-refundable signing fee that was paid upon the signing of the agreement. The transaction is contingent upon, among other things, the expiration of the applicable waiting period under the Hart Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of necessary regulatory approvals from the FERC, the NRC, and the Public Service Commission of the State of New York (NYPSC), and the receipt of a private letter ruling from the IRS. Early termination of the waiting period under the Hart Scott-Rodino Antitrust Improvements Act of 1976, as amended, was received in September 2016. The asset purchase agreement will automatically terminate on November 23, 2016 if certain conditions are not satisfied or waived. The conditions include the continued effectiveness of the Clean Energy Standards/Zero Emissions Credit program (CES/ZEC), the establishment on acceptable terms of certain long-term agreements with the Energy Research and Development Authority of the State of New York in connection with the CES/ZEC program, and NYPSC approval of the transaction on acceptable terms. Until the specified conditions are satisfied, and as long as the asset purchase agreement is not terminated, Entergy will prepare for a potential refueling outage in January 2017 and continue preparations for the plant shutdown and decommissioning in the event a sale does not occur. Entergy has also entered into a reimbursement agreement with Exelon pursuant to which Exelon will reimburse Entergy for specified out-of-pocket costs associated with the refueling and operation of FitzPatrick that otherwise would have been avoided had Entergy shut down FitzPatrick in January 2017. In addition, Entergy entered into a transfer agreement whereby Exelon will be entitled to all revenues from FitzPatrick’s electricity and capacity sales for the period commencing upon completion of the upcoming refueling outage through the asset purchase agreement closing date, or if the asset purchase agreement is terminated, the duration of the fuel cycle or until FitzPatrick is shut down. If the asset purchase agreement is terminated, a termination fee of up to $35 million will be payable to Entergy under certain circumstances. In October 2016 a group of generators and trade associations filed a complaint in the United States District Court for the Southern District of New York challenging the NYPSC’s August 1, 2016 Clean Energy Standard/Zero Emissions Credit order as federally preempted. If the sale is consummated, Entergy does not expect the transaction to result in a material gain or loss on sale.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2016	December 31, 2015
Debt to capital	59.4%	59.1%
Effect of excluding securitization bonds	(1.1%)	(1.4%)
Debt to capital, excluding securitization bonds (a)	58.3%	57.7%
Effect of subtracting cash	(2.4%)	(2.7%)
Net debt to net capital, excluding securitization bonds (a)	55.9%	55.0%

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2021.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2016 was 2.24% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2016:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$180	$6	$3,314

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

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation which expires in January 2018. In the first quarter 2016, Entergy Nuclear Vermont Yankee increased the borrowing capacity of its credit facility to $100 million. As of September 30, 2016, $41.5 million in cash borrowings were outstanding under the credit facility. Entergy Nuclear Vermont Yankee also has an uncommitted credit facility guaranteed by Entergy Corporation

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

with a borrowing capacity of $85 million which expires in January 2018. As of September 30, 2016, there were no cash borrowings outstanding under the uncommitted credit facility. See Note 4 to the financial statements herein for additional discussion of the Vermont Yankee facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion. As of September 30, 2016, Entergy Corporation had $264 million of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2016 was 1.14%.

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

Preliminary Capital Investment Plan Estimate for 2017-2019

Entergy is developing its capital investment plan for 2017 through 2019 and currently anticipates that the Utility will make approximately $10.3 billion in capital investments during that period and that Entergy Wholesale Commodities will make approximately $0.6 billion in capital investments, not including nuclear fuel, during that period. The preliminary Utility estimate includes amounts associated with specific investments such as the St. Charles Power Station, the New Orleans Power Station, and the Montgomery County Power Station, each discussed below, and the self-build option at Entergy Louisiana’s Nelson site selected in the request for proposal for Developmental and Existing Capacity and Energy Resources; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; the nuclear fleet operational excellence initiative, as discussed below in “Nuclear Matters”; and other investments. The preliminary Entergy Wholesale Commodities estimate includes amounts associated with specific investments, such as dry cask storage, the nuclear fleet operational excellence initiative, nuclear license renewal, component replacement, and identified repairs. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. It is currently estimated to cost $869 million to construct, including transmission interconnection and other related costs. Testimony was filed by LPSC staff and intervenors, with LPSC staff concluding that the construction of the project serves the public convenience and necessity. Three intervenors contend that Entergy Louisiana has not established that construction of the project is in the public interest, claiming that the request for proposal excluded consideration of certain resources that could be more cost effective, that the request for proposal provided undue preference to the self-build option, and that a 30-year capacity commitment is not warranted by current supply conditions. The request for proposal independent monitor also filed testimony and a report affirming that the St. Charles Power Station was selected through an objective and fair request for proposal that showed no undue preference to any proposal. An evidentiary hearing was held in April 2016 and, in July 2016 an ALJ issued a final recommendation that the LPSC certify that the construction of St. Charles Power Station is in the public interest. While awaiting a decision by the LPSC, Entergy Louisiana has taken necessary and appropriate steps to progress the project in order to maintain an ability to achieve commercial operation in mid-2019. Project expenditures have included site clearing and preparation and pre-construction design and procurement activities, primarily focused on procuring long lead time items in order

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

to preserve the project schedule. If the LPSC was to reject the ALJ recommendation that the project serves the public interest, Entergy Louisiana would suspend project activities as necessary and appropriate to evaluate options regarding the project and the recovery of costs for work performed to date.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 megawatt advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which facility was deactivated effective May 31, 2016. The current estimated cost of the New Orleans Power Station is $216 million. A procedural schedule has been established with a decision expected no later than April 2017. Subject to timely approval by the City Council and receipt of other permits and approvals, commercial operation is estimated to occur by late-2019.

Montgomery County Power Station

In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 megawatt combined-cycle generating unit in Montgomery County, Texas on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including estimated costs of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal that showed no undue preference to any proposal. A PUCT decision regarding the application is expected by October 2017, pursuant to a Texas statute requiring the PUCT to issue a certificate of convenience and necessity within 366 days of the filing. Subject to timely approval by the PUCT and receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon Entergy’s earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its October 2016 meeting, the Board declared a dividend of $0.87 per share, an increase from the previous $0.85 quarterly dividend per share that Entergy has paid since fourth quarter 2015.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
	(In Millions)
Cash and cash equivalents at beginning of period	$1,351	$1,422

Cash flow provided by (used in):
Operating activities	2,252	2,350
Investing activities	(2,983)	(2,186)
Financing activities	687	(545)
Net decrease in cash and cash equivalents	(44)	(381)

Cash and cash equivalents at end of period	$1,307	$1,041

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $98 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•	lower Entergy Wholesale Commodities net revenue in 2016 as compared to the same period in 2015, as discussed previously;

•
an increase of $61 million in interest paid in 2016 as compared to the same period in 2015 primarily due to an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets and an increase in interest expense as a result of 2016 net debt issuances by various Utility operating companies, partially offset by a decrease in interest paid in 2016 on the Grand Gulf sale-leaseback obligation. See Note 11 to the financial statements herein for a discussion of Entergy Louisiana’s purchase of a beneficial interest in the Waterford 3 leased assets, see Note 4 to the financial statements herein for a discussion of debt issuances, and see Note 10 to the financial statements in the Form 10-K for details of the Grand Gulf sale-leaseback obligation; and

•
a decrease in the recovery of fuel and purchased power costs in 2016 as compared to the same period in 2015. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

The decrease was partially offset by:

•
a decrease of $68 million in pension contributions in 2016. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;

•
proceeds of $64 million received in 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein for discussion of the DOE litigation;

•	a decrease of $26 million in spending related to the shutdown of Vermont Yankee, which ceased power production in December 2014;

•	a decrease of $24 million in spending on nuclear refueling outages in 2016 as compared to the same period in 2015; and

•
a decrease of $16 million in income tax payments.  Entergy made income tax payments of $80 million in 2016 primarily due to state income taxes related to the correlative effect of the 2006-2007 IRS audit and for jurisdictions that do not have net operating loss carryovers or jurisdictions in which the utilization of net operating loss carryovers are limited.  Entergy made income tax payments of $96 million in 2015 primarily as a result of the final settlement of amounts outstanding associated with the 2006-2007 IRS audit.  See Note 3 to the financial statements in the Form 10-K for a discussion of the income tax audits.

Investing Activities

Net cash flow used in investing activities increased $797 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•	the purchase of the Union Power Station for approximately $949 million in March 2016. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase; and

•
an increase in construction expenditures, primarily in the Utility business, primarily due to an overall higher scope of work performed on transmission projects in 2016 as compared to the same period in 2015, an increase in fossil-fueled generation construction expenditures primarily due to spending on the St. Charles Power Station project, an increase in distribution construction expenditures primarily due to a higher scope of non-storm related work performed in 2016 as compared to the same period in 2015, and an increase due to various information technology projects and upgrades in 2016, partially offset by a decrease in spending related to compliance with NRC post-Fukushima requirements.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by:

•
a decrease in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•
proceeds of $122 million received in 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 1 to the financial statements herein for discussion of the DOE litigation;

•	a $71 million NYPA value sharing payment in 2015. See Note 15 to the financial statements in the Form 10-K for further discussion of Entergy’s NYPA value sharing agreements; and

•	the deposit of $64 million into Entergy New Orleans’s storm reserve escrow accounts in 2015.

Financing Activities

Entergy’s financing activities provided $687 million of cash for the nine months ended September 30, 2016 compared to using $545 million of cash for the nine months ended September 30, 2015 primarily due to:

•
long-term debt activity providing approximately $1,279 million of cash in 2016 compared to using approximately $89 million of cash in 2015.  Included in the long-term debt activity is $655 million in 2016 and $170 million in 2015 for the repayment of borrowings on the Entergy Corporation long-term credit facility;

•	$100 million of common stock repurchased in 2015;

•	a net increase of $93 million in 2016 in short-term borrowings by the nuclear fuel company variable interest entities;

•	Entergy’s net repayments of $158 million of commercial paper in 2016 compared to net issuances of $180 million of commercial paper in 2015; and

•
a decrease of $9 million in the repurchase or redemption of preferred stock. In September 2015, Entergy Louisiana redeemed its $100 million 6.95% Series preferred membership interests, of which $16 million was owned by Entergy Louisiana Holdings, an Entergy subsidiary, and Entergy Gulf States Louisiana repurchased its $10 million Series A 8.25% preferred membership interests as part of a multi-step process to effectuate the Entergy Louisiana and Entergy Gulf States Louisiana business combination.  See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K for a discussion of the combination. In September 2016, Entergy Arkansas redeemed its $75 million of 6.45% Series preferred stock and it’s $10 million of 6.08% Series preferred stock.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Rate, Cost-recovery, and Other Regulation - Federal Regulation” in the Form 10-K for a discussion of federal regulatory proceedings. The following are updates to that discussion.

Entergy’s Integration Into the MISO Regional Transmission Organization

As discussed in the Form 10-K, in January 2013, Occidental Chemical Corporation filed with the FERC a petition for declaratory judgment and complaint against MISO alleging that MISO’s proposed treatment of Qualifying Facilities (QFs) in the Entergy region is unduly discriminatory in violation of sections 205 and 206 of the Federal Power Act and violates the Public Utility Regulatory Policies Act (PURPA) and the FERC’s implementing regulations. In April 2016 the FERC denied Occidental’s complaint against MISO and found that MISO’s treatment of QFs in Entergy’s service territories is consistent with the requirements of PURPA and does not violate sections 205 and 206 of the Federal Power Act. In September 2016 the FERC denied Occidental’s request for rehearing. In February 2014, Occidental also filed with the FERC a petition for enforcement against the LPSC. Occidental’s petition for enforcement alleges that the LPSC’s January 2014 order, which approved Entergy Louisiana’s application for modification of Entergy’s methodology for calculating avoided cost rates paid to QFs, is inconsistent with the requirements of PURPA and the FERC’s regulations implementing PURPA. In April 2014 the FERC issued a “Notice Of Intent Not To Act At This Time” with respect to Occidental’s petition for enforcement against the LPSC. The FERC concluded that Occidental’s petition for enforcement largely raises the same issues as those raised in the January 2013 complaint and petition for declaratory order that Occidental filed against MISO, and that the two proceedings should be addressed at the same time. The FERC reserved its ability to issue a further order or to take further action at a future date should it find that doing so is appropriate. In April 2016 the FERC reviewed its earlier “Notice of Intent Not to Act as This Time” and issued another notice declining to initiate an enforcement action against the LPSC. In January 2016, in a separate proceeding, the FERC issued an order granting the Utility operating companies’ petition to terminate the requirement that they enter into new obligations or contracts with QFs with net capacity in excess of 20 MW, including Occidental’s Taft QF, effective October 2015. The FERC denied without prejudice the petition as it relates to Dow Chemical Company’s Plaquemine QF. In April 2016 the FERC denied Occidental’s request for rehearing of the order granting the Utility operating companies’ petition to terminate the QF purchase requirement for QFs with net capacity in excess of 20 MW and affirmed that Occidental failed to rebut the presumption that its Taft QF has non-discriminatory access to the MISO markets. In June 2016, Occidental filed in the United States Court of Appeals for the District of Columbia Circuit a petition for review of the FERC’s January 2016 and April 2016 orders granting the Utility operating companies’ petition to terminate the QF purchase requirement for QFs with net capacity in excess of 20MW.

As discussed in the Form 10-K, in April 2014, Occidental filed a complaint in federal district court for the Middle District of Louisiana against the LPSC and Entergy Louisiana that challenged the January 2014 order issued by the LPSC on grounds similar to those raised in the 2013 complaint and 2014 petition for enforcement that Occidental previously filed at the FERC.  The district court complaint also sought damages from Entergy Louisiana and a declaration from the district court that in pursuing the January 2014 order Entergy Louisiana breached an existing agreement with Occidental and an implied covenant of good faith and fair dealing. In October 2016, Occidental voluntarily released its claims against the LPSC and Entergy Louisiana and the parties filed a joint motion to dismiss, which the district court signed and entered.

As discussed in the Form 10-K, in February 2013, Entergy Services, on behalf of the Utility operating companies, made a filing with the FERC requesting to adopt the standard Attachment O formula rate template used by transmission owners to establish transmission rates within MISO. In July 2015, as amended in August and October 2015, Entergy Services, on behalf of the Utility operating companies, filed a settlement at the FERC resolving all issues relating to the Utility operating companies’ Attachment O transmission rates in MISO except for challenges to MISO’s regional through and out rates. In October 2015 the presiding judge certified the settlement as contested to the FERC due to comments opposing the settlement filed by the same parties that have raised issues related to MISO’s through and out rates. In September 2016 the FERC issued an order approving the settlement.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In May 2015 several parties filed a complaint against MISO related to certain charges for transmission service provided by MISO to them when their point-to-point service under the Entergy open access transmission tariff was transitioned to the MISO tariff in December 2013. The complainants request that the FERC order refunds for alleged overcharges since December 2013, or alternatively that the FERC institute a proceeding under Section 206 of the Federal Power Act to address the legality of transmission applicable rates and establish a different fifteen-month refund period from the period established in the FERC’s February 2014 order. In June 2015, another party filed a similar complaint against MISO. MISO filed answers to both complaints asking the FERC to dismiss the complaints, and Entergy filed protests in support of MISO’s answers. Also in June 2015 the FERC issued an order denying rehearing of certain determinations in the February 2014 order regarding MISO’s regional through and out rates. In October 2015 the FERC issued an order denying the complaints filed in May and June 2015, finding that MISO did not violate its tariff and the justness and reasonableness of the rates referenced in the complaints are already being addressed in the proceeding initiated in February 2014, thus rendering the complaints duplicative. In February 2016 a settlement was filed at the FERC to resolve the point-to-point customer concerns, and the FERC approved the settlement in August 2016.

System Agreement

As discussed in the Form 10-K, in December 2013 the FERC issued an order accepting revisions to the System Agreement filed in November 2012 by the Utility operating companies. In the December 2013 order, the FERC set one issue for hearing involving a settlement with Union Pacific regarding certain coal delivery issues. Entergy Arkansas’s participation in the System Agreement terminated effective December 18, 2013. In December 2014 a FERC ALJ issued an initial decision finding that Entergy Arkansas would realize benefits after December 18, 2013 from the 2008 settlement agreement between Entergy Services, Entergy Arkansas, and Union Pacific, related to certain coal delivery issues. The ALJ further found that all of the Utility operating companies should share in those benefits pursuant to the methodology proposed by the MPSC. The Utility operating companies and other parties to the proceeding filed briefs on exceptions and/or briefs opposing exceptions with the FERC challenging various aspects of the December 2014 initial decision. In March 2016 the FERC issued an opinion affirming the December 2014 initial decision with regard to the determination that there were benefits related to the Union Pacific settlement, which were realized post Entergy Arkansas’s December 2013 withdrawal from the System Agreement, that should be shared with the other Utility operating companies utilizing the methodology proposed by the MPSC and trued-up to actual coal volumes purchased. In May 2016, Entergy made a compliance filing that provided the calculation of Union Pacific settlement benefits utilizing the methodology adopted by the initial decision, trued-up for the actual volumes of coal purchased. The payments were made in May 2016. In August 2016 the FERC issued an order accepting Entergy’s compliance filing. Also in August 2016 the APSC filed a petition for review of the FERC’s March 2016 and August 2016 orders with the U.S. Court of Appeals for the D.C. Circuit.

Termination of System Agreement

As discussed in the Form 10-K, in December 2014 the FERC issued an order setting the proposed amendment changing the notice period from 96 months to 60 months for settlement judge and hearing procedures. In August 2015, Entergy Services filed a settlement in the FERC dockets addressing the notice period for exiting the System Agreement, including the pending notices of withdrawal filed by Entergy Louisiana and Entergy Texas. The settlement was expressly conditioned on obtaining the necessary FERC and state and local regulatory approvals. By November 2015, all necessary state and local regulatory approvals had been obtained, and in December 2015 the FERC issued an order approving the settlement.

Under the settlement, the System Agreement terminated at the end of August 2016 as to all parties remaining as of that date. The purchase power agreements, referred to as the jurisdictional separation plan PPAs, between Entergy Texas and Entergy Louisiana, as successor to Entergy Gulf States Louisiana, that were put in place for certain legacy gas units at the time of Entergy Gulf States’s separation into Entergy Texas and Entergy Gulf States Louisiana terminated, effective with System Agreement termination. Similarly, the PPA between Entergy Louisiana, as successor to Entergy Gulf States Louisiana, and Entergy Texas for the Calcasieu unit also terminated.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Consistent with the settlement, Entergy New Orleans was established as a separate transmission pricing zone in MISO effective with System Agreement termination, and Entergy New Orleans began making payments to Entergy Louisiana in the amount of $2.2 million annually for a period of 15 years.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of September 30, 2016 (2016 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2016	2017	2018	2019
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	66%	86%	40%	27%
Firm LD (c)	44%	10%	—%	—%
Offsetting positions (d)	(20%)	(10%)	—%	—%
Total	90%	86%	40%	27%
Planned generation (TWh) (e) (f)	8.8	27.1	27.7	24.9
Average revenue per MWh on contracted volumes:
Minimum	$40.4	$43.4	$46.8	$56.9
Expected based on market prices as of September 30, 2016	$40.5	$43.8	$46.8	$56.9
Sensitivity: -/+ $10 per MWh market price change	$40.4-$41.9	$43.6-$44.1	$46.8	$56.9

Capacity
Percent of capacity sold forward (g):
Bundled capacity and energy contracts (h)	18%	22%	22%	25%
Capacity contracts (i)	33%	19%	20%	9%
Total	51%	41%	42%	34%
Planned net MW in operation (average) (f)	4,406	3,568	3,568	3,167
Average revenue under contract per kW per month (applies to capacity contracts only)	$6.0	$5.6	$9.4	$11.1

Total Nuclear Energy and Capacity Revenues (j)
Expected sold and market total revenue per MWh	$43.7	$51.0	$48.8	$49.8
Sensitivity: -/+ $10 per MWh market price change	$42.5-$46.0	$49.7-$52.4	$43.0-$54.5	$42.5-$57.1

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(e)	Amount of output expected to be generated by Entergy Wholesale Commodities resources considering plant operating characteristics, outage schedules, and expected market conditions that affect dispatch.

(f)
Assumes NRC license renewals for plants with NRC license renewal applications in process. Assumes the sale of FitzPatrick to Exelon in the second quarter 2017, planned shutdown of Pilgrim on May 31, 2019, and uninterrupted normal operation at remaining plants. NRC license renewal applications are in process for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015 and now operating under its period of extended operations while its application is pending). For a discussion regarding the sale of the FitzPatrick plant, see “Sale of FitzPatrick” above. For a discussion regarding the planned shutdown of the Pilgrim plant, see “Results of Operations - Realized Revenue per MWh and Its Effect on the Entergy Wholesale Commodities Business” above. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above and in the Form 10-K.

(g)	Percent of planned qualified capacity sold to mitigate price uncertainty under physical or financial transactions.

(h)	A contract for the sale of installed capacity and related energy, priced per megawatt-hour sold.

(i)	A contract for the sale of an installed capacity product in a regional market.

(j)
Includes assumptions on converting a portion of the portfolio to contracted with fixed price cost or discount and excludes non-cash revenue from the amortization of the Palisades below-market purchased power agreement, mark-to-market activity, and service revenues.

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on September 30, 2016 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $20 million for the remainder of 2016. As of September 30, 2015, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $19 million for the remainder of 2015.  A negative $10 per MWh change in the annual average energy price in the markets based on September 30, 2016 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($10) million for the remainder of 2016. As of September 30, 2015, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($16) million for the remainder of 2015.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At September 30, 2016, based on power prices at that time, Entergy had liquidity exposure of $125 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $10 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of September 30, 2016, Entergy would have been required to provide approximately $50 million of additional cash or letters of credit under some of the agreements. As of September 30, 2016, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $156 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.

As of September 30, 2016, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2019 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following are updates to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In June 2012 the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings. The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions. The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that the NEPA requires the NRC to address before it issues a renewed license. Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Grand Gulf and Indian Point 2 and 3. In August 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward. In September 2014 the NRC published a new final Waste Confidence rule, named Continued Storage of Spent Nuclear Fuel, that for licensing purposes adopts non-site specific findings concerning the environmental impacts of the continued storage of spent nuclear fuel at reactor sites - for 60 years, 100 years, and indefinitely - after the reactor’s licensed period of operations. The NRC also issued an order lifting its suspension of licensing proceedings after the final rule’s effective date in October 2014. After the final rule became effective, New York, Connecticut, and Vermont filed a challenge to the rule in the U.S. Court of Appeals. In June 2016 the court denied the challenge.

See “ANO Damage, Outage, and NRC Reviews” above for discussion of the NRC’s decision to move ANO into the “multiple/repetitive degraded cornerstone column,” or Column 4, of the NRC’s Reactor Oversight Process Action Matrix, and the resulting significant additional NRC inspection activities at the ANO site.

See Note 1 to the financial statements herein for discussion of the NRC’s decision in September 2015 to place Pilgrim in Column 4 of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures.

In 2016, Entergy conducted a comprehensive evaluation of the Entergy nuclear fleet and determined that it is necessary to increase investments in its nuclear plants to position the fleet for sustained operational excellence during each plant’s expected operating life. These investments will result in increased operating and capital costs associated with operating Entergy’s nuclear plants going forward.  The preliminary estimates of the incremental capital costs for 2017 through 2019 identified through this initiative are estimated to be $870 million for Utility. The preliminary estimates indicate that the incremental capital costs identified through this initiative for Entergy Wholesale Commodities are expected to have a minimal effect on Entergy’s preliminary capital investment plan estimate for 2017 through 2019 due to project reprioritizations and shifts in the timing of project spending during 2017 through 2019. The current estimates of the capital costs identified through this initiative are included in Entergy’s preliminary capital investment plan estimate for 2017 through 2019 given in “Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital” above. The incremental increases in other operation and maintenance expenses identified through this initiative are preliminarily estimated to be approximately $125 million in 2017, $160 million in 2018, and $145 million in 2019 for Utility and approximately $25 million in 2017, $30 million in 2018, and $30 million in 2019 for Entergy Wholesale Commodities. In addition, nuclear refueling outage expenses are expected to increase going forward for both Utility and Entergy Wholesale Commodities.

Indian Point 2 Outage

During the scheduled refueling and maintenance outage at Indian Point Unit 2 in the first quarter 2016, comprehensive inspections were done as part of the aging management program which calls for an in-depth inspection of the reactor vessel.  Inspections of more than 2,000 bolts in the reactor's removable insert liner identified issues with roughly 11% of the bolts that required further analysis.  Entergy replaced bolts as appropriate, and the unit returned to service on June 16, 2016.  The repair costs were accounted for as deferred refueling outage costs and will be amortized over the plant’s subsequent fuel cycle.  The increase in the deferred refueling outage balance is expected to increase outage amortization expense in 2016, 2017, and 2018.  In addition to the repair costs, Entergy lost net revenue due to

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

the plant being offline.  Entergy estimates the negative effect on earnings was approximately $51 million pre-tax in second quarter 2016. Entergy is evaluating the scope and duration of Indian Point 3’s next scheduled refueling outage planned for 2017. Based on the results of that evaluation and analysis, Entergy could modify its plan for that outage and currently expects that the outage will be extended.

Grand Gulf Outage

Grand Gulf began a maintenance outage on September 8, 2016 to replace a heat removal pump.  Although the pump has been replaced, management decided to keep the plant in a maintenance outage until additional training and other steps can be taken to support management’s goal of operational excellence.  Grand Gulf is not expected to return to service before mid-January 2017.  Entergy expects, based on the plant’s recent performance indicators, that the NRC will place Grand Gulf in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix.  Additionally, on October 31, 2016, the NRC commenced a special inspection to identify the circumstances surrounding the unplanned unavailability of an alternate heat removal system during the September 2016 replacement of the heat removal pump and to evaluate the licensee’s actions to address the causes of the event.

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

Nuclear Decommissioning Costs

As discussed in Note 9 to the financial statements in the Form 10-K, when Entergy purchased the Indian Point 3 and FitzPatrick plants in 2000 from NYPA, NYPA retained the decommissioning trusts and the decommissioning liabilities. NYPA and Entergy subsidiaries executed decommissioning agreements, which specified their decommissioning obligations. NYPA has the right to require the Entergy subsidiaries to assume each of the decommissioning liabilities provided that it assigns the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries. If the decommissioning liabilities are retained by NYPA, the Entergy subsidiaries will perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts. At the time of the acquisition of the plants Entergy recorded a contract asset that represented an estimate of the present value of the difference between the stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies.

In August 2016, Entergy entered into a trust transfer agreement with NYPA to transfer the decommissioning trusts and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy. The agreement requires Entergy to make a one-time payment of $8 million to NYPA upon receipt of the decommissioning trusts. Amendments to the original decommissioning agreements eliminated the Entergy subsidiaries’ obligation to make additional license extension payments to NYPA, which had been recorded as a note payable of $35 million. The transaction is contingent upon receiving approval from the NRC. As a result of the agreement with NYPA, in the third quarter 2016 Entergy removed the contract asset from its balance sheet, and recorded receivables for the beneficial interests in the decommissioning trust funds and asset retirement obligations for the decommissioning liabilities. See Note 14 to the financial statements herein for further discussion of the decommissioning agreements with NYPA and the associated asset retirement obligations.

Impairment of Long-lived Assets and Trust Fund Investments

As discussed in the Form 10-K, Entergy has significant investments in long-lived assets in both of its operating segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment when there are indications that an impairment may exist. This evaluation involves a significant degree of

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

estimation and uncertainty.  In the Entergy Wholesale Commodities business, Entergy’s investments in merchant generation assets are subject to impairment in adverse market or regulatory conditions, particularly if it leads to a decision or an expectation that Entergy will operate or own a plant for a shorter period than previously expected; if there is a significant adverse change in the physical condition of a plant; if investment in a plant significantly exceeds previously-expected amounts; or, for Indian Point 2 and 3, if their operating licenses are not renewed.

See “Impairment of Long-Lived Assets” in Note 1 to the financial statements in the Form 10-K for a discussion of the impairments prior to 2016 of the Vermont Yankee, FitzPatrick, Pilgrim, and Palisades plants. See “Results of Operations - Realized Revenue per MWh Trend and the Entergy Wholesale Commodities Business” above for a discussion of market price trends and other factors affecting the Entergy Wholesale Commodities power plants. See “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above for a discussion of the Indian Point licensing activities.

Taxation and Uncertain Tax Positions

Management exercises significant judgment in evaluating the potential tax effects of Entergy’s operations, transactions, and other events.  Management evaluates each tax position based on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Income tax expense and tax positions recorded could be significantly affected by events such as additional transactions contemplated or consummated by Entergy or the progress of audits or reviews of the tax treatment of transactions or issues by taxing authorities. Entergy’s income taxes, including unrecognized tax benefits, open audits, and other significant tax matters are disclosed in Note 3 to the financial statements in the Form 10-K, and significant updates to that disclosure are included in Note 10 to the financial statements herein.

New Accounting Pronouncements

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - New Accounting Pronouncements” in the Form 10-K for a discussion of new accounting pronouncements. Following are updates to that discussion.

In February 2016 the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The ASU’s core principle is that “a lessee should recognize the assets and liabilities that arise from leases.” The ASU considers that “all leases create an asset and a liability,” and accordingly requires that the assets and liabilities related to all leases with a term greater than 12 months must be recorded on the balance sheet.  ASU 2016-02 is effective for Entergy for the first quarter 2019.  Entergy expects that ASU 2016-02 will affect its financial position by increasing the assets and liabilities recorded relating to its operating leases.  Entergy is evaluating ASU 2016-02 for other effects on its results of operations, financial position, and cash flows.

In March 2016 the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU seeks to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The statement is effective beginning in 2017 and Entergy will prospectively recognize all income tax effects related to share-based payments through the income statement.  Entergy does not expect ASU 2016-09 to affect materially its results of operations, financial position, and cash flows.

In June 2016 the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires entities to record a valuation allowance on financial instruments held at amortized cost and available-for-sale debt securities for the total credit losses expected over the life of the instrument. Increases and decreases in the valuation allowance will be recognized immediately in earnings. ASU 2016-13 is effective for Entergy for the first quarter 2020. Entergy is evaluating ASU 2016-13 for the expected effects on its results of operations, financial position, and cash flows.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

In October 2016 the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”  The ASU requires entities to recognize the income tax consequences of intra-entity asset transfers, other than inventory, at the time the transfer occurs. ASU 2016-16 is effective for Entergy for the first quarter 2018 and will affect its statement of financial position by requiring recognition of deferred tax assets or liabilities arising from intra entity asset transfers.  Entergy is evaluating ASU 2016-16 for other effects on its results of operations, financial position, and cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,624,562	$2,825,143	$6,760,054	$7,289,280
Natural gas	24,796	24,517	95,530	111,805
Competitive businesses	475,345	521,746	1,341,534	1,603,643
TOTAL	3,124,703	3,371,406	8,197,118	9,004,728

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	460,990	739,449	1,347,422	1,919,605
Purchased power	375,107	449,784	880,102	1,114,736
Nuclear refueling outage expenses	56,675	68,577	154,951	200,575
Other operation and maintenance	833,176	852,385	2,324,350	2,450,368
Asset write-offs, impairments, and related charges	18,841	1,642,204	33,170	1,642,204
Decommissioning	85,266	68,888	230,519	207,617
Taxes other than income taxes	149,076	158,134	448,103	472,035
Depreciation and amortization	340,399	334,841	1,010,339	1,007,181
Other regulatory charges	33,113	22,160	55,626	35,271
TOTAL	2,352,643	4,336,422	6,484,582	9,049,592

OPERATING INCOME (LOSS)	772,060	(965,016)	1,712,536	(44,864)

OTHER INCOME
Allowance for equity funds used during construction	15,451	14,129	48,242	37,841
Interest and investment income	37,534	39,054	116,662	146,893
Miscellaneous - net	(6,740)	(10,005)	(25,702)	(34,769)
TOTAL	46,245	43,178	139,202	149,965

INTEREST EXPENSE
Interest expense	174,902	171,349	526,344	503,546
Allowance for borrowed funds used during construction	(7,707)	(7,289)	(24,520)	(19,450)
TOTAL	167,195	164,060	501,824	484,096

INCOME (LOSS) BEFORE INCOME TAXES	651,110	(1,085,898)	1,349,914	(378,995)

Income taxes	257,906	(367,665)	148,879	(117,412)

CONSOLIDATED NET INCOME (LOSS)	393,204	(718,233)	1,201,035	(261,583)

Preferred dividend requirements of subsidiaries	5,034	4,794	15,586	14,552

NET INCOME (LOSS) ATTRIBUTABLE TO ENTERGY CORPORATION	$388,170	($723,027)	$1,185,449	($276,135)

Earnings (loss) per average common share:
Basic	$2.17	($4.04)	$6.63	($1.54)
Diluted	$2.16	($4.04)	$6.60	($1.54)
Dividends declared per common share	$0.85	$0.83	$2.55	$2.49

Basic average number of common shares outstanding	179,023,351	179,151,832	178,804,148	179,442,172
Diluted average number of common shares outstanding	179,990,888	179,151,832	179,490,060	179,442,172

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)

Net Income (Loss)	$393,204	($718,233)	$1,201,035	($261,583)

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of $11,172, ($13,010), ($28,605), and ($8,202))	20,972	(23,984)	(52,575)	(14,618)
Pension and other postretirement liabilities
(net of tax expense of $4,064, $4,166, $7,101, and $11,506)	5,044	7,437	17,649	23,323
Net unrealized investment gains (losses)
(net of tax expense (benefit) of $20,635, ($51,295), $58,508, and ($77,921))	21,367	(53,966)	65,391	(83,843)
Foreign currency translation
(net of tax benefit of ($48), ($253), ($688), and ($190))	(92)	(469)	(1,280)	(353)
Other comprehensive income (loss)	47,291	(70,982)	29,185	(75,491)

Comprehensive Income (Loss)	440,495	(789,215)	1,230,220	(337,074)
Preferred dividend requirements of subsidiaries	5,034	4,794	15,586	14,552
Comprehensive Income (Loss) Attributable to Entergy Corporation	$435,461	($794,009)	$1,214,634	($351,626)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income (loss)	$1,201,035	($261,583)
Adjustments to reconcile consolidated net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,548,872	1,612,690
Deferred income taxes, investment tax credits, and non-current taxes accrued	119,603	(267,984)
Asset write-offs, impairments, and related charges	33,170	1,642,204
Changes in working capital:
Receivables	(270,847)	(222,311)
Fuel inventory	28,900	(7,578)
Accounts payable	99,933	(90,309)
Taxes accrued	29,429	108,229
Interest accrued	(13,487)	(34,368)
Deferred fuel costs	(159,592)	165,384
Other working capital accounts	(78,553)	(133,142)
Changes in provisions for estimated losses	2,760	55,177
Changes in other regulatory assets	164,716	155,244
Changes in other regulatory liabilities	110,999	(95,327)
Changes in pensions and other postretirement liabilities	(305,200)	(307,638)
Other	(259,343)	30,957
Net cash flow provided by operating activities	2,252,395	2,349,645

INVESTING ACTIVITIES
Construction/capital expenditures	(2,003,427)	(1,701,758)
Allowance for equity funds used during construction	48,807	39,428
Nuclear fuel purchases	(160,343)	(340,262)
Payment for purchase of plant	(949,329)	—
Insurance proceeds received for property damages	—	12,745
Changes in securitization account	(3,911)	(8,756)
NYPA value sharing payment	—	(70,790)
Payments to storm reserve escrow account	(1,203)	(68,956)
Decrease (increase) in other investments	12,374	(15,323)
Proceeds from nuclear decommissioning trust fund sales	1,796,566	1,487,759
Investment in nuclear decommissioning trust funds	(1,844,514)	(1,520,461)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	122,488	—
Net cash flow used in investing activities	(2,982,492)	(2,186,374)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	5,508,461	2,205,884
Treasury stock	33,120	24,218
Retirement of long-term debt	(4,229,599)	(2,295,118)
Repurchase of common stock	—	(99,807)
Repurchase/redemption of preferred stock	(85,283)	(94,285)
Changes in credit borrowings and commercial paper - net	(60,985)	183,627
Other	(6,204)	(7,102)
Dividends paid:
Common stock	(455,993)	(447,268)
Preferred stock	(16,947)	(14,848)
Net cash flow provided by (used in) financing activities	686,570	(544,699)

Net decrease in cash and cash equivalents	(43,527)	(381,428)

Cash and cash equivalents at beginning of period	1,350,961	1,422,026

Cash and cash equivalents at end of period	$1,307,434	$1,040,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$584,362	$523,489
Income taxes	$79,988	$95,779

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$101,905	$63,497
Temporary cash investments	1,205,529	1,287,464
Total cash and cash equivalents	1,307,434	1,350,961
Accounts receivable:
Customer	724,970	608,491
Allowance for doubtful accounts	(11,387)	(39,895)
Other	227,278	178,364
Accrued unbilled revenues	439,596	321,940
Total accounts receivable	1,380,457	1,068,900
Deferred fuel costs	41,686	—
Fuel inventory - at average cost	188,910	217,810
Materials and supplies - at average cost	918,269	873,357
Deferred nuclear refueling outage costs	217,487	211,512
Prepayments and other	285,792	344,872
TOTAL	4,340,035	4,067,412

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	717	4,341
Decommissioning trust funds	5,671,074	5,349,953
Non-utility property - at cost (less accumulated depreciation)	223,008	219,999
Other	473,964	468,704
TOTAL	6,368,763	6,042,997

PROPERTY, PLANT, AND EQUIPMENT
Electric	47,486,695	44,467,159
Property under capital lease	609,852	952,465
Natural gas	408,360	392,032
Construction work in progress	1,451,492	1,456,735
Nuclear fuel	1,170,956	1,345,422
TOTAL PROPERTY, PLANT, AND EQUIPMENT	51,127,355	48,613,813
Less - accumulated depreciation and amortization	21,798,230	20,789,452
PROPERTY, PLANT, AND EQUIPMENT - NET	29,329,125	27,824,361

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	777,113	775,528
Other regulatory assets (includes securitization property of $627,347 as of September 30, 2016 and $714,044 as of December 31, 2015)	4,540,895	4,704,796
Deferred fuel costs	239,050	238,902
Goodwill	377,172	377,172
Accumulated deferred income taxes	123,085	54,903
Other	1,642,943	561,610
TOTAL	7,700,258	6,712,911

TOTAL ASSETS	$47,738,181	$44,647,681

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$750,200	$214,374
Notes payable and commercial paper	433,363	494,348
Accounts payable	1,063,139	1,071,798
Customer deposits	402,794	419,407
Taxes accrued	239,506	210,077
Interest accrued	181,078	194,565
Deferred fuel costs	118,228	235,986
Obligations under capital leases	2,743	2,709
Pension and other postretirement liabilities	59,767	62,513
Other	200,929	184,181
TOTAL	3,451,747	3,089,958

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	8,510,946	8,306,865
Accumulated deferred investment tax credits	228,757	234,300
Obligations under capital leases	24,957	27,001
Other regulatory liabilities	1,525,897	1,414,898
Decommissioning and asset retirement cost liabilities	6,101,283	4,790,187
Accumulated provisions	463,466	460,727
Pension and other postretirement liabilities	2,884,903	3,187,357
Long-term debt (includes securitization bonds of $697,535 as of September 30, 2016 and $774,696 as of December 31, 2015)	13,861,703	13,111,556
Other	382,275	449,856
TOTAL	33,984,187	31,982,747

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	233,185	318,185

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2016 and in 2015	2,548	2,548
Paid-in capital	5,403,987	5,403,758
Retained earnings	10,123,086	9,393,913
Accumulated other comprehensive income	38,136	8,951
Less - treasury stock, at cost (75,625,184 shares in 2016 and 76,363,763 shares in 2015)	5,498,695	5,552,379
TOTAL	10,069,062	9,256,791

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$47,738,181	$44,647,681

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2014	$94,000	$2,548	($5,497,526)	$5,375,353	$10,169,657	($42,307)	$10,101,725

Consolidated net income (loss) (a)	14,552	—	—	—	(276,135)	—	(261,583)
Other comprehensive loss	—	—	—	—	—	(75,491)	(75,491)
Common stock repurchases	—	—	(99,807)	—	—	—	(99,807)
Preferred stock repurchases / redemptions	(94,000)	—	—	—	(285)	—	(94,285)
Common stock issuances related to stock plans	—	—	44,792	3,594	—	—	48,386
Common stock dividends declared	—	—	—	—	(447,268)	—	(447,268)
Preferred dividend requirements of subsidiaries (a)	(14,552)	—	—	—	—	—	(14,552)

Balance at September 30, 2015	$—	$2,548	($5,552,541)	$5,378,947	$9,445,969	($117,798)	$9,157,125

Balance at December 31, 2015	$—	$2,548	($5,552,379)	$5,403,758	$9,393,913	$8,951	$9,256,791

Consolidated net income (a)	15,586	—	—	—	1,185,449	—	1,201,035
Other comprehensive income	—	—	—	—	—	29,185	29,185
Preferred stock repurchases / redemptions	—	—	—	—	(283)	—	(283)
Common stock issuances related to stock plans	—	—	53,684	229	—	—	53,913
Common stock dividends declared	—	—	—	—	(455,993)	—	(455,993)
Preferred dividend requirements of subsidiaries (a)	(15,586)	—	—	—	—	—	(15,586)

Balance at September 30, 2016	$—	$2,548	($5,498,695)	$5,403,987	$10,123,086	$38,136	$10,069,062

See Notes to Financial Statements.

(a) Consolidated net income (loss) and preferred dividend requirements of subsidiaries for 2016 and 2015 include $15.6 million and $9.6 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$1,106	$1,188	($82)	(7)
Commercial	678	748	(70)	(9)
Industrial	616	692	(76)	(11)
Governmental	58	62	(4)	(6)
Total retail	2,458	2,690	(232)	(9)
Sales for resale	67	67	—	—
Other	100	68	32	47
Total	$2,625	$2,825	($200)	(7)

Utility Billed Electric Energy Sales (GWh):
Residential	11,817	11,887	(70)	(1)
Commercial	8,650	8,744	(94)	(1)
Industrial	12,017	12,087	(70)	(1)
Governmental	703	692	11	2
Total retail	33,187	33,410	(223)	(1)
Sales for resale	2,733	2,586	147	6
Total	35,920	35,996	(76)	—

Entergy Wholesale Commodities:
Operating Revenues	$475	$522	($47)	(9)
Billed Electric Energy Sales (GWh)	9,372	10,440	(1,068)	(10)

	Nine Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars in Millions)
Utility Electric Operating Revenues:
Residential	$2,517	$2,803	($286)	(10)
Commercial	1,759	1,928	(169)	(9)
Industrial	1,727	1,859	(132)	(7)
Governmental	161	169	(8)	(5)
Total retail	6,164	6,759	(595)	(9)
Sales for resale	194	213	(19)	(9)
Other	402	317	85	27
Total	$6,760	$7,289	($529)	(7)

Utility Billed Electric Energy Sales (GWh):
Residential	27,035	28,683	(1,648)	(6)
Commercial	21,938	22,370	(432)	(2)
Industrial	34,581	33,230	1,351	4
Governmental	1,912	1,886	26	1
Total retail	85,466	86,169	(703)	(1)
Sales for resale	9,452	7,535	1,917	25
Total	94,918	93,704	1,214	1

Entergy Wholesale Commodities:
Operating Revenues	$1,342	$1,604	($262)	(16)
Billed Electric Energy Sales (GWh)	26,484	29,610	(3,126)	(11)

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

As discussed in the Form 10-K, in March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Entergy Arkansas incurred incremental expenses of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental expenses of approximately $50 million in 2016, of which $37 million was incurred as of September 30, 2016, in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A lesser amount of incremental expenses is expected to be ongoing annually after 2016, until ANO transitions out of Column 4.

The NRC completed the supplemental inspection required for ANO’s Column 4 designation in February 2016, and published its inspection report in June 2016. In its inspection report, the NRC concluded that the ANO site is being operated safely and that Entergy understands the depth and breadth of performance concerns associated with ANO’s performance decline. Also in June 2016, the NRC issued a confirmatory action letter to confirm the actions Entergy Arkansas has taken and will continue to take to improve performance at ANO. The NRC will verify the completion of those actions through quarterly follow-up inspections, the results of which will determine when ANO should transition out of Column 4.

Pilgrim NRC Oversight and Planned Shutdown

In September 2015 the NRC placed Pilgrim in its “multiple/repetitive degraded cornerstone column” (Column 4) of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures. The preliminary estimate of direct costs of Pilgrim’s response to a planned NRC enhanced inspection ranges from $45 million to $60 million in operation and maintenance expense, including approximately $30 million in 2016, of which $20 million was incurred as of September 30, 2016. The estimate does not include potential capital investment or other costs to address issues that may arise in the inspection.

Entergy determined in April 2016 that it intends to refuel Pilgrim in 2017 and then cease operations May 31, 2019. In October 2015, Entergy previously announced its intention to cease operations at Pilgrim because of poor

Entergy Corporation and Subsidiaries
Notes to Financial Statements

market conditions, reduced revenues, and increased operational costs. Pilgrim currently has approximately 677 MW of Capacity Supply Obligations in ISO New England through May 2019.

Spent Nuclear Fuel Litigation

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors.  Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982.  The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Following the current Presidential administration’s defunding of the Yucca Mountain spent fuel repository program, the National Association of Regulatory Utility Commissioners and others sued the government seeking cessation of collection of the one mill per net kWh generated and sold after April 7, 1983 fee. In November 2013 the D.C. Circuit Court of Appeals ordered the DOE to submit a proposal to Congress to reset the fee to zero until the DOE complies with the Nuclear Waste Policy Act or Congress enacts an alternative waste disposal plan. In January 2014 the DOE submitted the proposal to Congress under protest, and also filed a petition for rehearing with the D.C. Circuit. The petition for rehearing was denied. The zero spent fuel fee went into effect prospectively in May 2014. Management cannot predict the potential timing or magnitude of future spent fuel fee revisions that may occur.

Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. Beginning in November 2003 these subsidiaries have pursued litigation to recover the damages caused by the DOE’s delay in performance. Following are details of final judgments recorded by Entergy in 2016 related to Entergy’s nuclear owner licensee subsidiaries litigation with the DOE.

In December 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $81 million in favor of Entergy Nuclear Indian Point 3 and Entergy Nuclear FitzPatrick in the first round Indian Point 3/FitzPatrick damages case, and Entergy received the payment from the U.S. Treasury in June 2016. The effect of recording the Indian Point 3 proceeds was a reduction to plant, other operation and maintenance expense, and depreciation expense. The Indian Point 3 damages award included $45 million related to costs previously capitalized and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $45 million, Entergy recorded $8 million as a reduction to previously-recorded depreciation expense. Entergy reduced its Indian Point 3 plant asset balance by the remaining $37 million. The effect of recording the FitzPatrick proceeds was a reduction to plant and other operation and maintenance expense. The FitzPatrick damages awarded included $32 million related to costs previously capitalized and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $32 million, Entergy recorded an $11 million reduction to bring its remaining FitzPatrick plant asset balance to zero. The remaining $21 million was recorded as a reduction to other operation and maintenance expense because FitzPatrick’s plant asset balance is fully impaired.

In April 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $42 million in favor of Entergy Louisiana and against the DOE in the first round River Bend damages case. Entergy Louisiana received payment from the U.S. Treasury in August 2016. The effects of recording the final judgment in the third quarter 2016 were reductions to plant, nuclear fuel expense, other operation and maintenance expense, and depreciation expense. The River Bend damages awarded included $17 million related to costs previously capitalized, $23 million related to costs previously recorded as nuclear fuel expense, and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $17 million, Entergy Louisiana recorded $3 million as a reduction to previously-recorded depreciation expense. Entergy Louisiana reduced its River Bend plant asset balance by the remaining $14

Entergy Corporation and Subsidiaries
Notes to Financial Statements

million. In September 2016 the U.S. Court of Federal Claims issued a further judgment in the River Bend case in the amount of $5 million.

In May 2016, Entergy Nuclear Vermont Yankee and the DOE entered into a stipulation agreement and the U.S. Court of Federal Claims issued a judgment in the amount of $19 million in favor of Entergy Nuclear Vermont Yankee and against the DOE in the second round Vermont Yankee damages case. Entergy received payment from the U.S. Treasury in June 2016. The effect of recording the proceeds was a reduction to other operation and maintenance expense and depreciation expense. The damages awarded included $15 million related to costs previously capitalized and $4 million related to costs previously recorded as other operation and maintenance expense. Of the $15 million, Entergy recorded $2 million as a reduction to previously-recorded depreciation expense. The remaining $13 million would have been recorded as a reduction to Vermont Yankee’s plant asset balance, but was recorded as a reduction to other operation and maintenance expense because Vermont Yankee’s plant asset balance is fully impaired.

In June 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $49 million in favor of System Energy and against the DOE in the second round Grand Gulf damages case. System Energy received payment from the U.S. Treasury in August 2016. The effects of recording the judgment in the third quarter 2016 were reductions to plant, nuclear fuel expense, other operation and maintenance expense, and depreciation expense. The amounts of Grand Gulf damages awarded related to System Energy’s 90% ownership of Grand Gulf included $16 million related to costs previously capitalized, $19 million related to costs previously recorded as nuclear fuel expense, and $9 million related to costs previously recorded as other operation and maintenance expense. Of the $16 million, System Energy recorded $4 million as a reduction to previously-recorded depreciation expense. System Energy reduced its Grand Gulf plant asset balance by the remaining $12 million.

In July 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $31 million in favor of Entergy Arkansas and against the DOE in the second round ANO damages case. The appeals period for the partial judgment has ended with no appeals filed, and Entergy Arkansas requested payment from the U.S. Treasury of the $31 million in September 2016 and recorded a receivable as of September 30, 2016. The primary effects of recording the receivable were reductions to plant, nuclear fuel expense, and other operation and maintenance expense. The ANO damages award included $6 million related to costs previously capitalized, $19 million related to costs previously recorded as nuclear fuel expense, and $6 million related to costs previously recorded as other operation and maintenance expense. Entergy Arkansas reduced its ANO plant asset balance by the $6 million.

In August 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $53 million in favor of Entergy Louisiana and against the DOE in the first round Waterford 3 damages case. The appeals period for the partial judgment has ended with no appeals filed, and Entergy Louisiana requested payment from the U.S. Treasury of the $53 million in September 2016 and recorded a receivable as of September 30, 2016. The primary effects of recording the receivable were reductions to plant, nuclear fuel expense, other operation and maintenance expense, and depreciation expense. The Waterford 3 damages award included $41 million related to costs previously capitalized, $10 million related to costs previously recorded as nuclear fuel expense, and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $41 million, Entergy Louisiana recorded $3 million as a reduction to previously-recorded depreciation expense. Entergy Louisiana reduced its Waterford 3 plant asset balance by the remaining $38 million.

In September 2016 the U.S. Supreme Court of Federal Claims issued a judgment in the Entergy Nuclear Palisades case in the amount of $14 million. The Court previously issued a partial judgment in the case in the amount of $21 million, which was paid by the U.S. Treasury in October 2015. The appeals period for the judgment has not yet expired.

In October 2016 the U.S. Supreme Court of Federal Claims issued a judgment in the second round Entergy Nuclear Indian Point 2 case in the amount of $34 million. The appeals period for the judgment has not yet expired.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Asbestos Litigation (Entergy Louisiana and Entergy Texas)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos litigation at Entergy Louisiana and Entergy Texas.

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

Fuel and purchased power cost recovery

Entergy Arkansas

Production Cost Allocation Rider

In May 2016, Entergy Arkansas filed its annual rate redetermination pursuant to the production cost allocation rider, which reflected recovery of the production cost allocation rider true-up adjustment of the 2014 and 2015 unrecovered retail balance in the amount of $1.9 million. Additionally, the redetermined rates reflected the recovery of a $1.9 million System Agreement bandwidth remedy payment resulting from a compliance filing pursuant to the FERC’s December 2015 order related to test year 2009 production costs. The rates for the 2016 production cost allocation rider update became effective with the first billing cycle of July 2016, and rates will be effective through June 2017.

Entergy Louisiana

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana for the period from 2005 through 2009.  The LPSC staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. Two parties intervened in the proceeding. A procedural schedule was established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC staff report and any issues raised by intervenors. One intervenor sought further proceedings regarding certain issues it raised in its comments on the LPSC staff report. Entergy Louisiana filed responses to both the LPSC staff report and the issues raised by the intervenor. After conducting additional discovery, in April 2016 the LPSC staff consultant issued its supplemental audit report, which concluded that Entergy Louisiana was not imprudent on the issues raised by the intervenor. The intervenor has stated that it does not intend to pursue these issues further. In October 2016 the LPSC staff filed testimony affirming the recommendation in its audit report that nuclear dry fuel storage costs should be realigned to base rates. A procedural schedule has been established for this proceeding, including an evidentiary hearing in November 2016.

In December 2011 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  In March 2016 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $8.6 million, plus interest, to customers and realign the recovery of approximately $12.7 million from Entergy Gulf States Louisiana’s fuel adjustment clause to base rates. In September 2016 the LPSC staff filed testimony stating that is was no longer recommending a disallowance of $3.4 million of the $8.6 million discussed above, but otherwise maintained positions from its report. Entergy Louisiana has recorded a provision for the estimated outcome of this proceeding. A procedural schedule has been established for this proceeding, including a hearing in December 2016.

In June 2016 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. In recognition of the business combination that occurred in 2015, the audit notice was issued to Entergy Louisiana and will also include a review of charges to legacy Entergy Gulf States Louisiana customers prior to the business combination. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment and purchased gas adjustment mechanisms for the period from 2012 through 2015. Discovery has not commenced.

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

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not considered “mass actions” under the Class Action Fairness Act, so as to establish federal subject matter jurisdiction. One day later the Attorney General renewed his motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies responded to that motion reiterating the additional grounds asserted for federal question jurisdiction, and the District Court held oral argument on the renewed motion to remand in February 2014. In April 2015 the District Court entered an order denying the renewed motion to remand, holding that the District Court has federal question subject matter jurisdiction. The Attorney General appealed to the U.S. Fifth Circuit Court of Appeals the denial of the motion to remand. In July 2015 the Fifth Circuit issued an order denying the appeal, and the Attorney General subsequently filed a petition for rehearing of the request for interlocutory appeal, which was also denied. In December 2015 the District Court ordered that the parties submit to the court undisputed and disputed facts that are material to the Entergy defendants’ motion for judgment on the pleadings, as well as supplemental briefs regarding the same. Those filings were made in January 2016.

In September 2016 the Attorney General filed a mandamus petition with the U.S. Fifth Circuit Court of Appeals in which the Attorney General asked the Fifth Circuit to order the chief judge to reassign this case to another judge. The District Court denied the Entergy companies’ motion for judgment on the pleadings. The Entergy companies filed a motion seeking to amend the District Court’s order denying the Entergy companies’ motion for judgment on the pleadings and allowing an interlocutory appeal. The Fifth Circuit granted the Attorney General’s motion for writ of mandamus and directed the chief judge to assign the case to a new judge. The case has now been reassigned, and the Entergy companies’ motion to amend the order remains pending.

Entergy Texas

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. Both appeals are pending, but the appeals do not stay the PUCT’s decision. The federal appeal is scheduled to be heard in December 2016. In April 2016, Entergy Texas filed with the PUCT an application to refund to customers approximately $56.2 million. The refund resulted from (i) $41.8 million of fuel cost recovery over-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

collections through February 2016, (ii) the $10.9 million in bandwidth remedy payments, discussed above, that Entergy Texas received related to calendar year 2006 production costs, and (iii) $3.5 million in bandwidth remedy payments that Entergy Texas received related to 2006-2008 production costs. In June 2016, Entergy Texas filed an unopposed settlement agreement that added additional over-recovered fuel costs for the months of March and April 2016. The settlement resulted in a $68 million refund. The ALJ approved the refund on an interim basis to be made to most customers over a four-month period beginning with the first billing cycle of July 2016. In July 2016 the PUCT issued an order approving the interim refund.

In July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. Under a recent PUCT rule change, a fuel reconciliation is required to be filed at least once every three years and outside of a base rate case filing. During the reconciliation period, Entergy Texas incurred approximately $1.77 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimates an over-recovery balance of approximately $19.3 million, including interest, which Entergy Texas is requesting authority to carry over as the beginning balance for the subsequent reconciliation period beginning Apri1 2016. Entergy Texas also notes, however, that the $19.3 million over collection is currently being refunded to customers as a portion of the interim fuel refund beginning with the first billing cycle of July 2016, discussed above. Entergy Texas also is requesting a prudence finding for each of the fuel-related contracts and arrangements entered into or modified during the reconciliation period that have not been reviewed by the PUCT in a prior proceeding. The PUCT has one year to issue a final order in this proceeding.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the APSC

2015 Rate Case

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notified the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requested a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requested a 10.2% return on common equity. In September 2015 the APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. In December 2015, Entergy Arkansas, the APSC staff, and certain of the intervenors in the rate case filed with the APSC a joint motion for approval of a settlement of the case that proposed a retail rate increase of approximately $225 million with a net increase in revenue of approximately $133 million; an authorized return on common equity of 9.75%; and a formula rate plan tariff that provides a +/- 50 basis point band around the 9.75% allowed return on common equity. A significant portion of the rate increase is related to Entergy Arkansas’s acquisition in March 2016 of Union Power Station Power Block 2 for a base purchase price of $237 million, subject to closing adjustments. The settlement agreement also provided for amortization over a 10-year period of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance. A settlement hearing was held in January 2016. In February 2016 the APSC approved the settlement with one exception that would reduce the retail rate increase proposed in the settlement by $5 million. The settling parties agreed to the APSC modifications in February 2016. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. In March 2016, Entergy Arkansas made a compliance filing regarding the new rates that included an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. The interim base rate adjustment surcharge will recover a total of $21.1 million over the nine-month period from April 2016 through December 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016 Formula Rate Plan Filing

In July 2016, Entergy Arkansas filed with the APSC its 2016 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2017 test period to be below the formula rate plan bandwidth. The filing requested a $67.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%. In October 2016, Entergy Arkansas filed with the APSC revised formula rate plan attachments with an updated request for a $54.4 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors, as well as three additional adjustments identified as appropriate by Entergy Arkansas. Also in October 2016, Entergy Arkansas and all parties filed a joint motion to approve a settlement agreement and waive the hearing scheduled for November 2016. The APSC denied the request to waive the hearing, directed certain witnesses to appear, and stated that approval of the settlement agreement would be addressed by a subsequent order. In November 2016 a hearing was held and the APSC issued an order directing the parties to brief certain issues. The parties to the settlement agreement, who reached agreement on all issues and certain additional provisions related to future filing information, requested an order approving the settlement agreement and the proposed $54.4 million revenue requirement increase and rate adjustment by December 9, 2016. If a final order is not issued by this date, the proposed formula rate plan rate adjustment will become effective December 30, 2016, subject to refund.

Advanced Metering Infrastructure (AMI) Filing

In September 2016, Entergy Arkansas filed an application seeking an order from the APSC finding that Entergy Arkansas’s deployment of AMI is in the public interest. Entergy Arkansas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Arkansas’s modernized power grid. The filing identified a number quantified and unquantified benefits, and Entergy Arkansas provided a cost benefit analysis showing that its AMI deployment is expected to produce a nominal net benefit to customers of $431 million. Entergy Arkansas also sought to continue to include in rate base the remaining book value, approximately $57 million, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Arkansas proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Subject to approval by the APSC, deployment of the communications network is expected to begin in 2018. Entergy Arkansas proposed to include the AMI deployment costs and the quantified benefits in future formula rate plan filings. In order to have certainty around its 2018 projected AMI deployment costs, Entergy Arkansas sought an order from the APSC prior to the hearing on its expected 2017 formula rate plan filing in fourth quarter 2017.

Filings with the LPSC

Retail Rates - Electric

2015 Formula Rate Plan Filing

In May 2016, Entergy Louisiana filed its formula rate plan evaluation report for its 2015 calendar year operations. The evaluation report reflects an earned return on common equity of 9.07%. As such, no adjustment to base formula rate plan revenue is required. The following other adjustments, however, are required under the formula rate plan: an increase in the legacy Entergy Louisiana additional capacity mechanism of $14.2 million; a separate increase in legacy Entergy Louisiana revenue of $10 million primarily to reflect the effects of the termination of the System Agreement; an increase in the legacy Entergy Gulf States Louisiana additional capacity mechanism of $0.5 million; a decrease in legacy Entergy Gulf States Louisiana revenue of $58.7 million primarily to reflect the effects of the termination of the System Agreement; and an increase of $11 million to the MISO cost recovery mechanism. Rates were implemented with the first billing cycle of September 2016, subject to refund.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Waterford 3 Replacement Steam Generator Project

Following the completion of the Waterford 3 replacement steam generator project, the LPSC undertook a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. In July 2014 the LPSC Staff filed testimony recommending potential project and replacement power cost disallowances of up to $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana provided further documentation and explanation requested by the LPSC staff. An evidentiary hearing was held in December 2014. At the hearing the parties maintained the positions reflected in pre-filed testimony. Entergy Louisiana believes that the replacement steam generator costs were prudently incurred and applicable legal principles support their recovery in rates.  Nevertheless, Entergy Louisiana recorded a write-off of $16 million of Waterford 3’s plant balance in December 2014 because of the uncertainty at the time associated with the resolution of the prudence review. In December 2015 the ALJ issued a proposed recommendation, which was subsequently finalized, concluding that Entergy Louisiana prudently managed the Waterford 3 replacement steam generator project, including the selection, use, and oversight of contractors, and could not reasonably have anticipated the damage to the steam generators. Nevertheless, the ALJ concluded that Entergy Louisiana was liable for the conduct of its contractor and subcontractor and, therefore, recommended a disallowance of $67 million in capital costs. Additionally, the ALJ concluded that Entergy Louisiana did not sufficiently justify the incurrence of $2 million in replacement power costs during the replacement outage. After considering the progress of the proceeding in light of the ALJ recommendation, Entergy Louisiana recorded in the fourth quarter 2015 approximately $77 million in charges, including a $45 million asset write-off and a $32 million regulatory charge, to reflect that a portion of the assets associated with the Waterford 3 replacement steam generator project is no longer probable of recovery. Entergy Louisiana maintains that the ALJ’s recommendation contains significant factual and legal errors.

In October 2016 the parties reached a settlement in this matter.  If approved by the LPSC, the settlement effectively would provide for an agreed-upon disallowance of $67 million of plant, which had been previously written off by Entergy Louisiana, as discussed above. The settlement would also require a refund to customers of approximately $43 million, representing the revenues previously collected associated with the disallowed plant, including interest, and $2 million of replacement power costs.  Entergy Louisiana had previously recorded provisions for these refunds. Additionally, under the settlement, Entergy Louisiana would provide a one-time credit to customers of approximately $24 million, representing the value of potential future service credits agreed to by the project contractor.  The settlement provides that Entergy Louisiana can retain the value associated with these service credits, to the extent they are realized in the future. If the settlement is approved by the LPSC, the refunds and one-time credit to customers would be made in December 2016.

Ninemile 6

As discussed in the Form 10-K, in July 2015, Entergy Louisiana submitted to the LPSC a Ninemile 6 compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. Testimony filed by the LPSC staff generally supports the prudence of the management of the project and recovery of the costs incurred to complete the project. The LPSC staff had questioned the warranty coverage for one element of the project. In March 2016, Entergy Louisiana and the LPSC staff filed a joint motion to suspend the procedural schedule pending the filing of an uncontested joint stipulated settlement. In October 2016 all parties agreed to a stipulation providing that 100% of Ninemile 6 construction costs was prudently incurred and is eligible for recovery from customers, but reserving the LPSC’s rights to review the prudence of Entergy Louisiana’s actions regarding one element of the project. This stipulation is subject to LPSC approval.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Union Power Station

As discussed in the Form 10-K, in October 2015 the LPSC approved a settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station. In March 2016, Entergy Louisiana acquired Power Blocks 3 and 4 of Union Power Station for an aggregate purchase price of approximately $474 million and implemented rates to collect the estimated first-year revenue requirement with the first billing cycle of March 2016.

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties have requested further proceedings on the prudence of Entergy Louisiana’s decision to deactivate Willow Glen 2 and 4.  This matter is pending before an ALJ, and a hearing has been scheduled in March 2017 to determine, under applicable law, whether Willow Glen 2 and 4 units should be returned to service.

Retail Rates - Gas

In January 2016, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2015. The filing showed an earned return on common equity of 10.22%, which is within the authorized bandwidth, therefore requiring no change in rates. In March 2016 the LPSC staff issued its report stating that the 2015 gas rate stabilization plan filing is in compliance with the exception of several issues that require additional information, explanation, or clarification for which the LPSC staff has reserved the right to further review. In July 2016 the parties to the proceeding filed an unopposed joint report and motion for entry of order accepting report that indicates no outstanding issues remain in the filing. Absent approval of an extension by the LPSC, test year 2015 is the final year under the current gas rate stabilization plan. In February 2016, however, Entergy Louisiana filed a motion requesting to extend the term of the gas rate stabilization plan for an additional three-year term. A procedural schedule has been established, including a hearing in November 2016. The LPSC staff filed testimony supportive of the renewal of the gas rate stabilization plan. The parties submitted a motion indicating that they are working toward development of a settlement that they would seek to have approved at the November 2016 hearing.

Filings with the MPSC

In March 2016, Entergy Mississippi submitted its formula rate plan 2016 test year filing showing Entergy Mississippi’s projected earned return for the 2016 calendar year to be below the formula rate plan bandwidth. The filing showed a $32.6 million rate increase was necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 9.96%, within the formula rate plan bandwidth. In June 2016 the MPSC approved Entergy Mississippi’s joint stipulation with the Mississippi Public Utilities Staff. The joint stipulation provided for a total revenue increase of $23.7 million. The revenue increase includes a $19.4 million increase through the formula rate plan, resulting in a return on common equity point of adjustment of 10.07%. The revenue increase also includes $4.3 million in incremental ad valorem tax expenses to be collected through an updated ad valorem tax adjustment rider. The revenue increase and ad valorem tax adjustment rider were effective with the July 2016 bills.

Filings with the City Council

As discussed in the Form 10-K, in November 2015 the City Council authorized expansion of the terms of the purchased power and capacity acquisition cost recovery rider to recover the non-fuel purchased power expense from Ninemile 6, the revenue requirement associated with the purchase of Power Block 1 of the Union Power Station, and a credit to customers of $400 thousand monthly beginning June 2016 in recognition of the decrease in other operation and maintenance expenses that would result with the deactivation of Michoud Units 2 and 3. In March 2016, Entergy New Orleans purchased Power Block 1 of the Union Power Station for approximately $237 million and initiated

Entergy Corporation and Subsidiaries
Notes to Financial Statements

recovery of these costs with March 2016 bills. In July 2016, Entergy New Orleans and the City Council Utility Committee agreed to a temporary increase in the Michoud credit to customers to a total of $1.4 million monthly for August 2016 through December 2016.

Internal Restructuring

In July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring which would result in the transfer of substantially all of the assets and operations of Entergy New Orleans to a new entity, which would ultimately be held by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval of the City Council and the FERC. The application provided that if it is approved by the City Council in 2016, Entergy New Orleans would credit retail customers $5 million in each of the years 2016 and 2017. Intervenors filed direct testimony and comments in September 2016 and the City Council advisors filed direct testimony in October 2016. A hearing at the City Council scheduled for October 2016 has been continued until December 2016. In October 2016, Entergy New Orleans filed its rebuttal testimony and therein agreed that, given the extended procedural schedule, the $5 million in proposed 2016 credits would still be paid, although on a different schedule, if the City Council approved the restructuring after 2016 but before the end of the first quarter of 2017. The filing with the FERC has not yet been made, but if the restructuring is approved by the FERC by December 31, 2018, Entergy New Orleans has proposed to credit retail customers $5 million in each of the years 2018, 2019, and 2020.  If City Council and FERC approvals are obtained, Entergy New Orleans expects the restructuring will be consummated by December 31, 2017.

It is currently contemplated that Entergy New Orleans would undertake a multi-step restructuring, which would include the following:

•
Entergy New Orleans would redeem its outstanding preferred stock at a price of approximately $21 million, which includes an expected call premium of approximately $819,000, plus any accumulated and unpaid dividends.

•	Entergy New Orleans would convert from a Louisiana corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy New Orleans will allocate substantially all of its assets to a new subsidiary, Entergy New Orleans Power, LLC, a Texas limited liability company (Entergy New Orleans Power), and Entergy New Orleans Power will assume substantially all of the liabilities of Entergy New Orleans, in a transaction regarded as a merger under the TXBOC. Entergy New Orleans will remain in existence and hold the membership interests in Entergy New Orleans Power.

•
Entergy New Orleans will contribute the membership interests in Entergy New Orleans Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy New Orleans Power will be a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

•	Entergy New Orleans will change its name to Entergy Utility Group, Inc., and Entergy New Orleans Power will then change its name to Entergy New Orleans, LLC.

Upon the completion of the restructuring, Entergy New Orleans, LLC will hold substantially all of the assets, and will have assumed substantially all of the liabilities, of Entergy New Orleans. Entergy New Orleans may modify or supplement the steps to be taken to effectuate the restructuring.

Advanced Metering Infrastructure (AMI) Filing

In October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Entergy New Orleans proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems.  AMI is intended to serve as the foundation of Entergy New Orleans’s modernized power grid.  The filing identified a number of quantified and unquantified benefits, and Entergy New Orleans provided a cost/benefit analysis showing that its combined electric

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and gas AMI deployment is expected to produce a nominal net benefit to customers of $101 million.  Entergy New Orleans also sought to continue to include in rate base the remaining book value, approximately $21 million, of the existing electric meters and also to depreciate those assets using current depreciation rates.  Entergy New Orleans proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019.  Subject to approval by the City Council, deployment of the information technology infrastructure is expected to begin in 2017 and deployment of the communications network is expected to begin in 2018.  Entergy New Orleans proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022.

Filings with the PUCT

2011 Rate Case

See the Form 10-K for discussion of Entergy Texas’s 2011 rate case. As discussed in the Form 10-K, several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced in the Form 10-K, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Oral argument before the court panel was held in September 2015. In April 2016 the Third Court of Appeals issued its opinion affirming the District Court’s decision on all points. Entergy Texas petitioned the Texas Supreme Court to hear its appeal of the Third Court’s ruling. That petition is pending.

Other Filings

In September 2015, Entergy Texas filed for a transmission cost recovery factor (TCRF) rider requesting a $13 million increase, incremental to base rates. Testimony was filed in November 2015, with the PUCT staff and other parties proposing various disallowances involving, among other things, MISO charges, vegetation management costs, and bad debt expenses that would reduce the requested increase by approximately $2 million. In addition to those recommended disallowances, a number of parties recommended that Entergy Texas’s request be reduced by an additional $3.4 million to account for load growth since base rates were last set. A hearing on the merits was held in December 2015. In February 2016 a State Office of Administrative Hearings ALJ issued a proposal for decision recommending that the PUCT disallow approximately $2 million from Entergy Texas’s $13 million request, but recommending that the PUCT not accept the load growth offset. In April 2016 the PUCT voted to allow Entergy Texas’s TCRF rates to become effective as of April 14, 2016 when those rates are finally approved, but did not otherwise address the proposal for decision. In May 2016 the PUCT deferred final consideration of Entergy Texas’s TCRF application and opened the record to consider additional evidence to be provided by Entergy Texas and potentially other parties regarding the rate-making treatment of spare transmission-level transformers that are transferred among the Utility operating companies.  In June 2016 the PUCT indicated that it would take up in a future rulemaking project the issue of whether a load growth adjustment should apply to a TCRF. In July 2016 the PUCT issued an order generally accepting the proposal for decision but declining to adjust the TCRF baseline in two instances as recommended by the ALJ, which results in a total annual allowance of approximately $10.5 million. The PUCT also ordered its staff and Entergy Texas to track all spare autotransformer transfers going forward so that it could address the appropriate accounting treatment and prudence of such transfers in Entergy Texas’s next base rate case. Entergy Texas implemented the TCRF rider beginning with September 2016 bills.

In September 2016, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed amended TCRF rider is designed to collect approximately $29.5 million annually from Entergy Texas’s retail customers. This amount includes the approximately $10.5 million annually that Entergy Texas is currently authorized to collect through the TCRF rider, as discussed above. In September 2016 the PUCT suspended the effective date of the tariff change to March 2017, which date could further be extended.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Agreement Cost Equalization Proceedings

Rough Production Cost Equalization Rates

2010 Rate Filing Based on Calendar Year 2009 Production Costs

See the Form 10-K for a discussion of this proceeding. In September 2016 the FERC accepted the February 2016 compliance filing subject to a further compliance filing that is due in November 2016. The further compliance filing is required as a result of an order also issued in September 2016 ruling on the January 2016 rehearing requests filed by the LPSC, the APSC, and Entergy Services. In the order addressing the rehearing requests, the FERC granted the LPSC’s rehearing request and directed that interest be calculated on the payment/receipt amounts based on the 2009 production costs. The FERC also granted the APSC’s and Entergy Services’s rehearing request and ordered the removal of both securitized asset accumulated deferred income taxes and contra-securitization accumulated deferred income taxes from the calculation.

Consolidated 2011, 2012, 2013, and 2014 Rate Filing Proceedings

As discussed in the Form 10-K, in December 2014 the FERC consolidated the 2011, 2012, 2013, and 2014 rate filings for settlement and hearing procedures. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years. In July 2015 the parties filed direct and answering testimony. In August and September 2015 the parties filed additional rounds of testimony in the consolidated hearing for the 2011, 2012, 2013, and 2014 rate filings. In October 2015 the LPSC withdrew its testimony challenging the accounting for joint account sales of energy. The hearings occurred in November 2015, and an initial decision from the ALJ was issued in July 2016. In the initial decision, the ALJ generally agreed with Entergy’s bandwidth calculations with one exception on the accounting related to the Waterford 3 sale/leaseback. Briefs were filed in September 2016.

2015 Rate Filing Based on Calendar Year 2014 Production Costs

In May 2015, Entergy filed with the FERC the 2015 rates in accordance with the FERC’s orders in the System Agreement proceeding. The filing shows that no payments and receipts are required in 2015 to implement the FERC’s remedy based on calendar year 2014 production costs. Several parties intervened in the proceeding and the LPSC and City Council intervened and filed comments. In October 2015 the FERC accepted the 2015 rates for filing, suspended them for a nominal period, to become effective June 1, 2015, as requested, subject to refund, and set them for hearing and settlement judge procedures. In March 2016, Entergy Services filed a settlement at the FERC resolving the 2015 rate filing. In the settlement, the parties did not dispute the 2015 rates as calculated with no payments or receipts. Pursuant to the settlement, the 2015 rates are subject to a recalculation and compliance filing upon resolution of other ongoing bandwidth-related proceedings. In August 2016 the FERC issued an order approving the settlement.

2016 Rate Filing Based on Calendar Year 2015 Production Costs

In May 2016, Entergy filed with the FERC the 2016 rates in accordance with the FERC’s orders in the System Agreement proceeding. The filing showed that no payments and receipts were required in 2016 to implement the FERC’s remedy based on calendar year 2015 production costs. The LPSC and the City Council intervened in the proceeding. In July 2016 the FERC accepted the 2016 rates for filing without any further proceedings.

Interruptible Load Proceedings

See the Form 10-K for a discussion of the interruptible load proceeding. In April 2016 the FERC issued an order on remand that addressed the December 2014 decision by the D.C. Circuit in the interruptible load proceeding. The order on remand affirmed the FERC’s denial of refunds for the 15-month refund effective period. The FERC

Entergy Corporation and Subsidiaries
Notes to Financial Statements

explained and clarified its policies regarding refunds and concluded that the evidence in the record demonstrated that the relevant equitable factors favored not requiring refunds in this case. The FERC also noted that, under Section 206(c) of the Federal Power Act, in a Section 206 proceeding involving two or more electric utility companies of a registered holding company system, the FERC may order refunds only if it determines the refunds would not cause the registered holding company to experience any reduction in revenues resulting from an inability of an electric utility company in the system to recover the resulting increase in costs. The FERC stated it was not able to find that the Entergy system would not experience a reduction in revenues if refunds were awarded in this proceeding, which further supported the denial of refunds. In May 2016 the LPSC filed a request for rehearing of the FERC’s April 2016 order. In September 2016 the FERC issued an order denying the LPSC’s request for rehearing and reaffirming its denial of refunds for the 15-month refund effective period.

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

The effect of the FERC’s decisions, if upheld, is that Entergy Arkansas will make payments to some or all of the other Utility operating companies. As part of the further proceedings required by the FERC, Entergy has performed an initial re-run of the intra-system bills for the ten-year period (2000-2009) to attempt to quantify the effects of the FERC's rulings. The ALJ will issue an initial decision and FERC will issue an order reviewing that decision. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing that initial decision and Entergy submits a subsequent filing to comply with that order. Because further proceedings are required, the amount and recipients of payments by Entergy Arkansas are unknown at this time. Based on testimony previously submitted in the case, however, in the first quarter 2016 Entergy Arkansas recorded a liability of $87 million for its estimated increased costs and payment to the other Utility operating companies, including interest. This estimate is subject to change depending on how the FERC resolves the issues that are still outstanding in the case. Entergy Arkansas’s increased costs will be attributed to Entergy Arkansas’s retail and wholesale businesses, and it is not probable that Entergy Arkansas will recover the wholesale portion. Therefore Entergy Arkansas recorded a regulatory asset of approximately $75 million, which represents its estimate of the retail portion of the costs.

In May 2016 a procedural schedule was established with a hearing in May 2017 and an initial decision expected in August 2017. Also in May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order addressing the requests for rehearing filed in July 2012. Entergy Services also filed a request for clarification and/or

Entergy Corporation and Subsidiaries
Notes to Financial Statements

rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order.

Storm Cost Recovery

Entergy Mississippi

As discussed in the Form 10-K, in February 2015, Entergy Mississippi provided notice to the Mississippi Public Utilities Staff that the storm damage provision would be set to zero effective with the March 2015 billing cycle as a result of Entergy Mississippi’s storm damage provision balance exceeding $15 million as of January 31, 2015, but would return to its current level when the storm damage provision balance becomes less than $10 million. As of April 30, 2016, Entergy Mississippi’s storm damage provision balance was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with June 2016 bills. As of September 30, 2016, however, Entergy Mississippi’s storm damage provision balance again exceeded $15 million. In October 2016, Entergy Mississippi provided notice to the Mississippi Public Utilities Staff that the storm damage provision will be reset to zero beginning with the November 2016 billing cycle and continuing until the balance again becomes less than $10 million, at which time it will return to its prior level.

Texas Power Price Lawsuit

See Note 2 to the financial statements in the Form 10-K for a discussion of this lawsuit. In September 2016 the Supreme Court denied the plaintiffs’ petition for review.

NOTE 3.  EQUITY  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and System Energy)

Common Stock

Earnings (loss) per Share

The following table presents Entergy’s basic and diluted earnings (loss) per share calculations included on the consolidated statements of operations:

	For the Three Months Ended September 30,
	2016			2015
	(In Millions, Except Per Share Data)
Basic earnings (loss) per share	Income	Shares	$/share	Loss	Shares	$/share
Net income (loss) attributable to Entergy Corporation	$388.2	179.0	$2.17	($723.0)	179.2	($4.04)
Average dilutive effect of:
Stock options		0.3	—		—	—
Other equity plans		0.7	(0.01)		—	—
Diluted earnings (loss) per share	$388.2	180.0	$2.16	($723.0)	179.2	($4.04)

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 3.5 million for the three months ended September 30, 2016 and approximately 7.4 million for the three months ended September 30, 2015.

	For the Nine Months Ended September 30,
	2016			2015
	(In Millions, Except Per Share Data)
Basic earnings (loss) per share	Income	Shares	$/share	Loss	Shares	$/share
Net income (loss) attributable to Entergy Corporation	$1,185.4	178.8	$6.63	($276.1)	179.4	($1.54)
Average dilutive effect of:
Stock options		0.2	(0.01)		—	—
Other equity plans		0.5	(0.02)		—	—
Diluted earnings (loss) per share	$1,185.4	179.5	$6.60	($276.1)	179.4	($1.54)

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 4.6 million for the nine months ended September 30, 2016 and approximately 7.4 million for the nine months ended September 30, 2015.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

In May 2016, System Energy paid its parent, Entergy Corporation, a $40 million distribution out of its common stock.

Treasury Stock

During the nine months ended September 30, 2016, Entergy Corporation issued 738,579 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Preferred Stock

In September 2016, Entergy Arkansas redeemed $10 million of its 6.08% Series preferred stock and $75 million of its 6.45% Series preferred stock.

In October 2016, Entergy Mississippi redeemed $30 million of its 6.25% Series preferred stock.

Retained Earnings

On October 28, 2016, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.87 per share, payable on December 1, 2016, to holders of record as of November 10, 2016.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana.  The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2016 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2016	$32,423	($453,999)	$411,581	$840	($9,155)
Other comprehensive income (loss) before reclassifications	45,162	—	23,039	(92)	68,109
Amounts reclassified from accumulated other comprehensive income (loss)	(24,190)	5,044	(1,672)	—	(20,818)
Net other comprehensive income (loss) for the period	20,972	5,044	21,367	(92)	47,291
Ending balance, September 30, 2016	$53,395	($448,955)	$432,948	$748	$38,136

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

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2016 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2016	$105,970	($466,604)	$367,557	$2,028	$8,951
Other comprehensive income (loss) before reclassifications	101,071	—	72,087	(1,280)	171,878
Amounts reclassified from accumulated other comprehensive income (loss)	(153,646)	17,649	(6,696)	—	(142,693)
Net other comprehensive income (loss) for the period	(52,575)	17,649	65,391	(1,280)	29,185
Ending balance, September 30, 2016	$53,395	($448,955)	$432,948	$748	$38,136

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

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended September 30, 2016:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance July 1, 2016	($56,905)
Amounts reclassified from accumulated other comprehensive income (loss)	(232)
Net other comprehensive income (loss) for the period	(232)
Ending balance, September 30, 2016	($57,137)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended September 30, 2015:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance July 1, 2015	($78,431)
Amounts reclassified from accumulated other comprehensive income (loss)	412
Net other comprehensive income (loss) for the period	412
Ending balance, September 30, 2015	($78,019)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the nine months ended September 30, 2016:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, January 1, 2016	($56,412)
Amounts reclassified from accumulated other comprehensive income (loss)	(725)
Net other comprehensive income (loss) for the period	(725)
Ending balance, September 30, 2016	($57,137)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the nine months ended September 30, 2015:

Pension and Other Postretirement Liabilities
(In Thousands)
Beginning balance, January 1, 2015	($79,223)
Amounts reclassified from accumulated other comprehensive income (loss)	1,204
Net other comprehensive income (loss) for the period	1,204
Ending balance, September 30, 2015	($78,019)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended September 30, 2016 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$37,550	Competitive business operating revenues
Interest rate swaps	(334)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	37,216
	(13,026)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$24,190

Pension and other postretirement liabilities
Amortization of prior-service credit	$7,354	(a)
Amortization of loss	(15,183)	(a)
Settlement loss	(1,279)	(a)
Total amortization	(9,108)
	4,064	Income taxes
Total amortization (net of tax)	($5,044)

Net unrealized investment gain (loss)
Realized gain (loss)	$3,279	Interest and investment income
	(1,607)	Income taxes
Total realized investment gain (loss) (net of tax)	$1,672

Total reclassifications for the period (net of tax)	$20,818

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the nine months ended September 30, 2016 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$237,483	Competitive business operating revenues
Interest rate swaps	(1,104)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	236,379
	(82,733)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$153,646

Pension and other postretirement liabilities
Amortization of prior-service credit	$22,064	(a)
Amortization of loss	(45,535)	(a)
Settlement loss	(1,279)	(a)
Total amortization	(24,750)
	7,101	Income taxes
Total amortization (net of tax)	($17,649)

Net unrealized investment gain (loss)
Realized gain (loss)	$13,129	Interest and investment income
	(6,433)	Income taxes
Total realized investment gain (loss) (net of tax)	$6,696

Total reclassifications for the period (net of tax)	$142,693

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended September 30, 2016 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,947	(a)
Amortization of loss	(1,570)	(a)
Total amortization	377
	(145)	Income taxes
Total amortization (net of tax)	232

Total reclassifications for the period (net of tax)	$232

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended September 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,866	(a)
Amortization of loss	(2,536)	(a)
Total amortization	(670)
	258	Income taxes
Total amortization (net of tax)	(412)

Total reclassifications for the period (net of tax)	($412)

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the nine months ended September 30, 2016 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$5,841	(a)
Amortization of loss	(4,712)	(a)
Total amortization	1,129
	(404)	Income taxes
Total amortization (net of tax)	725

Total reclassifications for the period (net of tax)	$725

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the nine months ended September 30, 2015 are as follows:

	Amounts reclassified from AOCI	Income Statement Location
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$5,599	(a)
Amortization of loss	(7,606)	(a)
Total amortization	(2,007)
	803	Income taxes
Total amortization (net of tax)	(1,204)

Total reclassifications for the period (net of tax)	($1,204)

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2021.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior

Entergy Corporation and Subsidiaries
Notes to Financial Statements

unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2016 was 2.24% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2016.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$180	$6	$3,314

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At September 30, 2016, Entergy Corporation had $264 million of commercial paper outstanding.  The weighted-average interest rate for the nine months ended September 30, 2016 was 1.14%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2016 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2016	Letters of Credit Outstanding as of September 30, 2016
Entergy Arkansas	April 2017	$20 million (b)	1.77%	$—	$—
Entergy Arkansas	August 2021	$150 million (c)	1.77%	$—	$—
Entergy Louisiana	August 2021	$350 million (d)	1.77%	$—	$6.4 million
Entergy Mississippi	May 2017	$37.5 million (e)	2.02%	$—	$—
Entergy Mississippi	May 2017	$35 million (e)	2.02%	$—	$—
Entergy Mississippi	May 2017	$20 million (e)	2.02%	$—	$—
Entergy Mississippi	May 2017	$10 million (e)	2.02%	$—	$—
Entergy New Orleans	November 2018	$25 million (f)	2.27%	$—	$0.8 million
Entergy Texas	August 2021	$150 million (g)	2.02%	$—	$4.7 million

(a)	The interest rate is the rate as of September 30, 2016 that would most likely apply to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.

(d)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(f)	The credit facility allows Entergy New Orleans to issue letters of credit against $10 million of the borrowing capacity of the facility.

(g)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The commitment fees on the credit facilities range from 0.075% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations related to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2016:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of September 30, 2016
Entergy Arkansas	$25 million	0.70%	$1.0 million
Entergy Louisiana	$125 million	0.70%	$16.4 million
Entergy Mississippi	$40 million	0.70%	$10.2 million
Entergy New Orleans	$15 million	0.75%	$12.9 million
Entergy Texas	$50 million	0.70%	$16.0 million

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2017. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from the money pool and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2016 (aggregating both money pool and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$49
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$—
Entergy New Orleans	$100	$—
Entergy Texas	$200	$12
System Energy	$200	$—

Entergy Louisiana, Entergy Mississippi, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2017. Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2018. Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through June 2018.

Entergy Nuclear Vermont Yankee Credit Facilities

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation which expires in January 2018. In the first quarter 2016, Entergy Nuclear Vermont Yankee increased the borrowing capacity of its credit facility to $100 million.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee. The commitment fee is currently 0.20% of the undrawn commitment amount.   As of September 30, 2016, $41.5 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the nine months ended September 30, 2016 was 2.19% on the drawn portion of the facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Nuclear Vermont Yankee also has an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides an additional funding source to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee.  As of September 30, 2016, there were no cash borrowings outstanding under the credit facility. The rate as of September 30, 2016 that would most likely apply to outstanding borrowings under the facility was 2.27% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 18 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of September 30, 2016:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2016
		(Dollars in Millions)
Entergy Arkansas VIE	May 2019	$80	2.15%	$47.4 (b)
Entergy Louisiana River Bend VIE	May 2019	$105	n/a	$—
Entergy Louisiana Waterford VIE	May 2019	$85	2.14%	$42.0 (b)
System Energy VIE	May 2019	$120	2.13%	$80.0 (b)

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

(b)	Commercial paper, classified as a current liability.

The commitment fees on the credit facilities are currently 0.10% of the undrawn commitment amount for the Entergy Arkansas, Entergy Louisiana, and System Energy VIEs.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization.

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of September 30, 2016 as follows:

Company	Description	Amount
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Louisiana River Bend VIE	3.25% Series Q due July 2017	$75 million
Entergy Louisiana River Bend VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana Waterford VIE	3.25% Series G due July 2017	$25 million
Entergy Louisiana Waterford VIE	3.92% Series H due February 2021	$40 million
System Energy VIE	4.02% Series H due February 2017	$50 million
System Energy VIE	3.78% Series I due October 2018	$85 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Redemptions

(Entergy Corporation)

In August 2016, Entergy Corporation issued $750 million of 2.95% Series senior notes due September 2026. Entergy Corporation used the proceeds to repay a portion of its commercial paper outstanding and to repay borrowings under the Entergy Corporation credit facility, and plans to use the remainder of the proceeds to pay, prior to maturity, its $500 million of 4.7% Series senior notes due January 2017.
(Entergy Arkansas)

In January 2016, Entergy Arkansas issued $325 million of 3.5% Series first mortgage bonds due April 2026. Entergy Arkansas used the proceeds to pay, prior to maturity, its $175 million of 5.66% Series first mortgage bonds due February 2025, and used the remainder of the proceeds, together with other funds, towards the purchase of Power Block 2 at the Union Power Station and for general corporate purposes. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

In June 2016, Entergy Arkansas issued $55 million of 3.5% Series first mortgage bonds due April 2026. These bonds were a further issuance of the 3.5% Series first mortgage bonds issued in January 2016. In July 2016, Entergy Arkansas used the proceeds, together with other funds, to pay, prior to maturity, its $60 million of 6.38% Series first mortgage bonds due November 2034 and for general corporate purposes.

In July 2016 the Entergy Arkansas nuclear fuel company variable interest entity redeemed, at maturity, its $55 million of 3.23% Series J notes.

In August 2016, Entergy Arkansas issued $410 million of 4.875% Series first mortgage bonds due September 2066. Entergy Arkansas used the proceeds, together with other funds, to redeem $10 million of its 6.08% Series preferred stock, to redeem $75 million of its 6.45% Series preferred stock, to pay, prior to maturity, its $225 million of 5.75% Series first mortgage bonds due November 2040, to pay, prior to maturity, its $100 million of 5.9% Series first mortgage bonds due June 2033, and for general corporate purposes.

(Entergy Louisiana)

In March 2016, Entergy Louisiana issued $200 million of 4.95% Series first mortgage bonds due January 2045. These bonds were a further issuance of the 4.95% Series first mortgage bonds issued in November 2014. Entergy Louisiana used the proceeds to pay, together with other funds, the $60 million cash portion of the price to purchase the undivided interests of Waterford 3, to repay borrowings from the money pool, to repay borrowings under its $350 million credit facility, and for general corporate purposes. A portion of the proceeds of the borrowings described in the preceding sentence were used, together with other funds, for the purchase of Power Blocks 3 and 4 at the Union Power Station. See Note 11 to the financial statements herein for discussion of the Waterford 3 transaction and Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

In March 2016, Entergy Louisiana issued $425 million of 3.25% Series collateral trust mortgage bonds due April 2028. Entergy Louisiana used the proceeds to pay, together with other funds, the $60 million cash portion of the price to purchase the undivided interests of Waterford 3, to repay borrowings from the money pool, and for general corporate purposes. A portion of the proceeds of the borrowings described in the preceding sentence were used, together with other funds, for the purchase of Power Blocks 3 and 4 at the Union Power Station. See Note 11 to the financial statements herein for discussion of the Waterford 3 transaction and Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In March 2016, Entergy Louisiana arranged for the issuance by the Louisiana Public Facilities Authority of (i) $83.680 million of 3.375% pollution control refunding revenue bonds (Entergy Louisiana, LLC Project) Series 2016A due September 2028, and (ii) $115 million of 3.50% pollution control refunding revenue bonds (Entergy Louisiana, LLC Project) Series 2016B due June 2030, each of which series is evidenced by a separate series of non-interest bearing collateral trust mortgage bonds of Entergy Louisiana. The proceeds from these issuances were applied in April 2016 to the refunding of $198.68 million of outstanding pollution control revenue bonds previously issued on behalf of Entergy Louisiana.

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

In May 2016, Entergy Louisiana issued $325 million of 3.05% Series collateral trust mortgage bonds due June 2031. Entergy Louisiana used the proceeds, together with other funds, to pay, prior to maturity, its $240 million of 6.2% Series first mortgage bonds due July 2033 and its $85 million of 6.18% Series first mortgage bonds due March 2035, and for general corporate purposes.

In August 2016, Entergy Louisiana issued $270 million of 4.875% Series collateral trust mortgage bonds due September 2066. Entergy Louisiana used the proceeds, together with other funds, to pay, prior to maturity, its $118 million of 6.0% Series first mortgage bonds due March 2040, to pay, prior to maturity, its $150 million of 5.875% Series first mortgage bonds due June 2041, and for general corporate purposes.

In October 2016, Entergy Louisiana issued $400 million of 2.40% Series collateral trust mortgage bonds due October 2026. Entergy Louisiana plans to use the proceeds to repay amounts outstanding of approximately $57 million on its Waterford 3 lessor debt due January 2017 and for general corporate purposes. See Note 11 to the financial statements herein for discussion of Entergy Louisiana’s purchase of the undivided interests in Waterford 3.

(Entergy Mississippi)

In May 2016, Entergy Mississippi issued $375 million of 2.85% Series first mortgage bonds due June 2028. Entergy Mississippi used the proceeds to pay, at maturity, its $125 million of 3.25% Series first mortgage bonds due June 2016, to pay, prior to maturity, its $75 million of 6.0% Series first mortgage bonds due November 2032, and its $100 million of 6.25% Series first mortgage bonds due April 2034, and to cause the repayment of the $30 million of 4.90% pollution control revenue bonds due 2022 issued on behalf of Entergy Mississippi, and for general corporate purposes.

    In September 2016, Entergy Mississippi issued $260 million of 4.90% Series first mortgage bonds due October 2066. In October 2016, Entergy Mississippi used the proceeds, together with other funds, to pay, prior to maturity, its $80 million of 6.2% Series first mortgage bonds due April 2040, to pay, prior to maturity, its $150 million of 6.0% Series first mortgage bonds due May 2051, and to redeem $30 million of its 6.25% Series preferred stock.

(Entergy New Orleans)

In March 2016, Entergy New Orleans issued $110 million of 5.50% Series first mortgage bonds due April 2066. Entergy New Orleans used the proceeds to repay borrowings from the money pool, to repay borrowings under its $25 million credit facility, and for general corporate purposes. A portion of the proceeds of the borrowings described in the preceding sentence were used, together with other funds, for the purchase of Power Block 1 of the Union Power Station. See Note 13 to the financial statements for discussion of the Union Power Station purchase.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In May 2016, Entergy New Orleans issued $85 million of 4% Series first mortgage bonds due June 2026. Entergy New Orleans used the proceeds to pay, prior to maturity, its $33.271 million of 5.6% Series first mortgage bonds due September 2024, to pay, prior to maturity, its $37.772 million of 5.65% Series first mortgage bonds due September 2029, and for general corporate purposes.

(Entergy Texas)

In March 2016, Entergy Texas issued $125 million of 2.55% Series first mortgage bonds due June 2021. Entergy Texas used the proceeds for general corporate purposes.

(System Energy)

In May 2016, System Energy caused the repayment of $22 million of its $156 million of 5.875% pollution control revenue bonds due 2022 issued on behalf of System Energy.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2016 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$14,611,903	$15,424,412
Entergy Arkansas	$2,796,059	$2,791,291
Entergy Louisiana	$5,407,897	$5,848,345
Entergy Mississippi	$1,344,305	$1,409,719
Entergy New Orleans	$459,295	$502,194
Entergy Texas	$1,521,270	$1,683,655
System Energy	$551,023	$543,933

(a)
The values exclude lease obligations of $57 million at Entergy Louisiana and $34 million at System Energy, long-term DOE obligations of $182 million at Entergy Arkansas, and include debt due within one year.

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

Stock Options

Entergy granted options on 696,900 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2016 with a weighted-average fair value of $7.40 per option.  As of September 30, 2016, there were options on 7,152,077 shares of common stock outstanding with a weighted-average exercise price of $84.93.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2016.  Because Entergy’s stock price at September 30, 2016 was less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of September 30, 2016 was zero. The intrinsic value of all “in the money” stock options was $17.7 million as of September 30, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for outstanding stock options for the three months ended September 30, 2016 and 2015:

	2016	2015
	(In Millions)
Compensation expense included in Entergy’s net income	$1.1	$1.1
Tax benefit recognized in Entergy’s net income	$0.5	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.1

The following table includes financial information for outstanding stock options for the nine months ended September 30, 2016 and 2015:

	2016	2015
	(In Millions)
Compensation expense included in Entergy’s net income	$3.3	$3.2
Tax benefit recognized in Entergy’s net income	$1.3	$1.2
Compensation cost capitalized as part of fixed assets and inventory	$0.6	$0.5

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

The following table includes financial information for other outstanding equity awards for the three months ended September 30, 2016 and 2015:

	2016	2015
	(In Millions)
Compensation expense included in Entergy’s net income	$8.5	$8.6
Tax benefit recognized in Entergy’s net income	$3.3	$3.3
Compensation cost capitalized as part of fixed assets and inventory	$2.0	$1.8

The following table includes financial information for other outstanding equity awards for the nine months ended September 30, 2016 and 2015:

	2016	2015
	(In Millions)
Compensation expense included in Entergy’s net income	$25.4	$24.7
Tax benefit recognized in Entergy’s net income	$9.8	$9.5
Compensation cost capitalized as part of fixed assets and inventory	$5.7	$4.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the third quarters of 2016 and 2015, included the following components:

	2016	2015
	(In Thousands)
Service cost - benefits earned during the period	$35,811	$43,762
Interest cost on projected benefit obligation	65,403	75,694
Expected return on assets	(97,366)	(98,655)
Amortization of prior service cost	270	390
Amortization of loss	48,824	58,981
Net pension costs	$52,942	$80,172

Entergy’s qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2016 and 2015, included the following components:

	2016	2015
	(In Thousands)
Service cost - benefits earned during the period	$107,433	$131,286
Interest cost on projected benefit obligation	196,209	227,082
Expected return on assets	(292,098)	(295,965)
Amortization of prior service cost	810	1,170
Amortization of loss	146,472	176,943
Special termination benefit	—	76
Net pension costs	$158,826	$240,592

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the third quarters of 2016 and 2015, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the nine months ended September 30, 2016 and 2015, included the following components:

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$15,543	$21,147	$4,686	$1,968	$4,248	$4,698
Interest cost on projected
benefit obligation	39,165	44,610	11,433	5,442	10,671	8,976
Expected return on assets	(59,316)	(66,288)	(17,943)	(8,061)	(18,186)	(13,377)
Amortization of loss	32,808	35,838	8,955	4,845	7,020	7,812
Net pension cost	$28,200	$35,307	$7,131	$4,194	$3,753	$8,109

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$19,983	$25,797	$5,946	$2,547	$4,935	$5,871
Interest cost on projected
benefit obligation	46,413	52,101	13,506	6,324	13,062	10,479
Expected return on assets	(60,078)	(68,103)	(18,315)	(8,175)	(18,666)	(13,704)
Amortization of loss	40,692	44,853	11,172	6,039	9,714	9,792
Net pension cost	$47,010	$54,648	$12,309	$6,735	$9,045	$12,438

Non-Qualified Net Pension Cost

Entergy recognized $8 million and $4.5 million in pension cost for its non-qualified pension plans in the third quarters of 2016 and 2015, respectively. Entergy recognized $16.5 million and $13.4 million in pension costs for its non-qualified pension plans for the nine months ended September 30, 2016 and 2015, respectively. Reflected in the pension cost for non-qualified pension plans in the third quarter of 2016 and for the nine months ended September 30, 2016 is a $3.7 million settlement charge related to the payment of lump sum benefits out of the plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the third quarters of 2016 and 2015:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Third quarter 2016	$105	$58	$60	$16	$126
Third quarter 2015	$113	$68	$59	$16	$149

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the nine months ended September 30, 2016 and 2015:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Nine months ended September 30, 2016	$317	$176	$179	$48	$380
Nine months ended September 30, 2015	$339	$204	$177	$48	$447

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the third quarters of 2016 and 2015, included the following components:

	2016	2015
	(In Thousands)
Service cost - benefits earned during the period	$8,073	$11,326
Interest cost on accumulated postretirement benefit obligation (APBO)	14,083	17,984
Expected return on assets	(10,455)	(11,344)
Amortization of prior service credit	(11,373)	(9,320)
Amortization of loss	4,554	7,893
Net other postretirement benefit cost	$4,882	$16,539
Entergy’s other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2016 and 2015, included the following components:

	2016	2015
	(In Thousands)
Service cost - benefits earned during the period	$24,219	$33,978
Interest cost on accumulated postretirement benefit obligation (APBO)	42,249	53,952
Expected return on assets	(31,365)	(34,032)
Amortization of prior service credit	(34,119)	(27,960)
Amortization of loss	13,662	23,679
Net other postretirement benefit cost	$14,646	$49,617

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the third quarters of 2016 and 2015, included the following components:

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$978	$1,869	$386	$156	$398	$334
Interest cost on APBO	2,324	3,260	709	448	1,039	529
Expected return on assets	(4,464)	—	(1,379)	(1,154)	(2,394)	(814)
Amortization of prior service
credit	(1,368)	(1,947)	(234)	(186)	(681)	(393)
Amortization of loss	1,064	732	223	37	537	287
Net other postretirement
benefit cost	($1,466)	$3,914	($295)	($699)	($1,101)	($57)

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$1,739	$2,474	$507	$205	$500	$470
Interest cost on APBO	3,130	4,078	859	652	1,342	628
Expected return on assets	(4,798)	—	(1,542)	(1,201)	(2,588)	(911)
Amortization of prior service
credit	(610)	(1,867)	(229)	(177)	(681)	(366)
Amortization of loss	1,339	1,780	215	118	685	300
Net other postretirement
benefit cost	$800	$6,465	($190)	($403)	($742)	$121

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the nine months ended September 30, 2016 and 2015, included the following components:

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$2,934	$5,607	$1,158	$468	$1,194	$1,002
Interest cost on APBO	6,972	9,780	2,127	1,344	3,117	1,587
Expected return on assets	(13,392)	—	(4,137)	(3,462)	(7,182)	(2,442)
Amortization of prior service
credit	(4,104)	(5,841)	(702)	(558)	(2,043)	(1,179)
Amortization of loss	3,192	2,196	669	111	1,611	861
Net other postretirement
benefit cost	($4,398)	$11,742	($885)	($2,097)	($3,303)	($171)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned
during the period	$5,217	$7,422	$1,521	$615	$1,500	$1,410
Interest cost on APBO	9,390	12,234	2,577	1,956	4,026	1,884
Expected return on assets	(14,394)	—	(4,626)	(3,603)	(7,764)	(2,733)
Amortization of prior service
credit	(1,830)	(5,601)	(687)	(531)	(2,043)	(1,098)
Amortization of loss	4,017	5,340	645	354	2,055	900
Net other postretirement
benefit cost	$2,400	$19,395	($570)	($1,209)	($2,226)	$363

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2016 and 2015:

2016	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($270)	$7,738	($114)	$7,354
Amortization of loss	(12,482)	(2,063)	(638)	(15,183)
Settlement loss	—	—	(1,279)	(1,279)
	($12,752)	$5,675	($2,031)	($9,108)
Entergy Louisiana
Amortization of prior service credit	$—	$1,947	$—	$1,947
Amortization of loss	(836)	(732)	(2)	(1,570)
	($836)	$1,215	($2)	$377

2015	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($389)	$6,482	($108)	$5,985
Amortization of loss	(12,627)	(4,409)	(552)	(17,588)
	($13,016)	$2,073	($660)	($11,603)
Entergy Louisiana
Amortization of prior service (cost)/credit	$—	$1,867	($1)	$1,866
Amortization of loss	(751)	(1,780)	(5)	(2,536)
	($751)	$87	($6)	($670)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2016 and 2015:

2016	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($810)	$23,214	($340)	$22,064
Amortization of loss	(37,446)	(6,189)	(1,900)	(45,535)
Settlement loss	—	—	(1,279)	(1,279)
	($38,256)	$17,025	($3,519)	($24,750)
Entergy Louisiana
Amortization of prior service credit	$—	$5,841	$—	$5,841
Amortization of loss	(2,508)	(2,196)	(8)	(4,712)
	($2,508)	$3,645	($8)	$1,129

2015	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($1,167)	$19,446	($323)	$17,956
Amortization of loss	(37,881)	(13,227)	(1,656)	(52,764)
	($39,048)	$6,219	($1,979)	($34,808)
Entergy Louisiana
Amortization of prior service (cost)/credit	$—	$5,601	($2)	$5,599
Amortization of loss	(2,253)	(5,338)	(15)	(7,606)
	($2,253)	$263	($17)	($2,007)

Employer Contributions

Based on current assumptions, Entergy expects to contribute $390.1 million to its qualified pension plans in 2016.  As of September 30, 2016, Entergy had contributed $307.6 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2016:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2016 pension
contributions	$83,001	$84,422	$19,968	$10,709	$15,920	$20,498
Pension contributions made
through September 2016	$65,882	$67,116	$15,981	$8,456	$12,649	$16,120
Remaining estimated pension
contributions to be made in 2016	$17,119	$17,306	$3,987	$2,253	$3,271	$4,378

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of September 30, 2016 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the third quarters of 2016 and 2015 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2016
Operating revenues	$2,649,392	$475,345	$—	($34)	$3,124,703
Income taxes	$255,603	$6,115	($3,812)	$—	$257,906
Consolidated net income (loss)	$447,782	$8,221	($30,901)	($31,898)	$393,204
2015
Operating revenues	$2,849,681	$521,746	$—	($21)	$3,371,406
Income taxes	$198,945	($554,513)	($12,097)	$—	($367,665)
Consolidated net income (loss)	$364,265	($1,031,410)	($19,190)	($31,898)	($718,233)

Entergy’s segment financial information for the nine months ended September 30, 2016 and 2015 is as follows:

	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Entergy
	(In Thousands)
2016
Operating revenues	$6,855,664	$1,341,534	$—	($80)	$8,197,118
Income taxes	$359,653	($176,626)	($34,148)	$—	$148,879
Consolidated net income (loss)	$1,027,751	$338,651	($69,672)	($95,695)	$1,201,035
Total assets as of September 30, 2016	$40,542,593	$9,100,779	$1,339,879	($3,245,070)	$47,738,181
2015
Operating revenues	$7,401,136	$1,603,643	$—	($51)	$9,004,728
Income taxes	$407,993	($487,622)	($37,783)	$—	($117,412)
Consolidated net income (loss)	$796,051	($911,524)	($50,415)	($95,695)	($261,583)
Total assets as of December 31, 2015	$38,356,906	$8,210,183	($461,505)	($1,457,903)	$44,647,681

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at September 30, 2016 is approximately 2.25 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 90% for the remainder of 2016, of which approximately 61% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2016 is 9 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of September 30, 2016, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $4 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. As of September 30, 2016, $4 million in cash collateral and letters of credit in the amount of $49 million were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2015, derivative contracts with two counterparties were in a liability position (approximately $2 million total). As of December 31, 2015, $9 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $68 million was required to be posted by its counterparties to the Entergy subsidiary. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of September 30, 2016 is 25,604,000 MMBtu for Entergy, including 18,780,000 MMBtu for Entergy Louisiana, 5,750,000 MMBtu for Entergy Mississippi, and 1,074,000 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps is covered by master agreements that do not require collateralization based on mark-to-market value, but do carry adequate assurance language that may lead to collateralization requests.

During the second quarter 2016, Entergy participated in the annual FTR auction process for the MISO planning year of June 1, 2016 through May 31, 2017. FTRs are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records FTRs at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on FTRs held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on FTRs. The total volume of FTRs outstanding as of September 30, 2016 is 74,491 GWh for Entergy, including 16,859 GWh for Entergy Arkansas, 31,476 GWh for Entergy Louisiana, 12,374 GWh for Entergy Mississippi, 3,640 GWh for Entergy New Orleans, and 9,745 GWh for

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Texas. Credit support for FTRs held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for FTRs held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for FTR exposure for the Utility operating companies or Entergy Wholesale Commodities as of September 30, 2016 and December 31, 2015, respectively.

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2016 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$67	($17)	$50	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$20	($5)	$15	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$42	($17)	$25	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$6	($1)	$5	Entergy Wholesale Commodities
FTRs	Prepayments and other	$32	($1)	$31	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$34	($34)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$3	($3)	$—	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$1	$—	$1	Utility

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets /liabilities presented on the Entergy Consolidated Balance Sheets

(d)
Excludes cash collateral in the amount of $4 million posted and $4 million held as of September 30, 2016 and $9 million posted and $68 million held as of December 31, 2015. Also excludes letters of credit in the amount of $49 million held as of September 30, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated statements of operations for the three months ended September 30, 2016 and 2015 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2016
Electricity swaps and options	$70	Competitive businesses operating revenues	$37

2015
Electricity swaps and options	$49	Competitive businesses operating revenues	$86

(a)	Before taxes of $13 million and $30 million for the three months ended September 30, 2016 and 2015, respectively

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated statements of operations for the nine months ended September 30, 2016 and 2015 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from AOCI into income (a)
	(In Millions)		(In Millions)
2016
Electricity swaps and options	$156	Competitive businesses operating revenues	$237

2015
Electricity swaps and options	$154	Competitive businesses operating revenues	$177

(a)	Before taxes of $83 million and $61 million for the nine months ended September 30, 2016 and 2015, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended September 30, 2016 and 2015 was $6.4 million and ($0.9) million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the nine months ended September 30, 2016 and 2015 was $6.1 million and $0.1 million, respectively.

Based on market prices as of September 30, 2016, net unrealized gains recorded in AOCI on cash flow hedges relating to power sales totaled $85 million.  Approximately $66 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

Entergy may effectively liquidate a cash flow hedge instrument by entering into a contract offsetting the original hedge, and then de-designating the original hedge in this situation.  Gains or losses accumulated in other comprehensive income prior to de-designation continue to be deferred in other comprehensive income until they are included in income

Entergy Corporation and Subsidiaries
Notes to Financial Statements

as the original hedged transaction occurs. From the point of de-designation, the gains or losses on the original hedge and the offsetting contract are recorded as assets or liabilities on the balance sheet and offset as they flow through to earnings.

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2016 and 2015 are as follows:

Instrument	Amount of loss recognized in AOCI		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2016
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$25
FTRs	$—		Purchased power expense	(b)	$37
Electricity swaps and options	($9)	(c)	Competitive business operating revenues		$—

2015
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($13)
FTRs	$—		Purchased power expense	(b)	$51
Electricity swaps and options	$—	(c)	Competitive business operating revenues		($3)

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2016 and 2015 are as follows:

Instrument	Amount of gain recognized in AOCI		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2016
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($5)
FTRs	$—		Purchased power expense	(b)	$96
Electricity swaps and options	$6	(c)	Competitive business operating revenues		($9)

2015
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($29)
FTRs	$—		Purchased power expense	(b)	$130
Electricity swaps and options	$1	(c)	Competitive business operating revenues		($42)

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

(c)	Amount of gain (loss) recognized in AOCI from electricity swaps and options de-designated as hedged items.

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of September 30, 2016 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$8.1	Entergy Arkansas
FTRs	Prepayments and other	$12.4	Entergy Louisiana
FTRs	Prepayments and other	$4.0	Entergy Mississippi
FTRs	Prepayments and other	$1.6	Entergy New Orleans
FTRs	Prepayments and other	$5.1	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$0.4	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.1	Entergy Mississippi

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2015 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
FTRs	Prepayments and other	$7.9	Entergy Arkansas
FTRs	Prepayments and other	$8.5	Entergy Louisiana
FTRs	Prepayments and other	$2.4	Entergy Mississippi
FTRs	Prepayments and other	$1.5	Entergy New Orleans
FTRs	Prepayments and other	$2.2	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$7.0	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.3	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.5	Entergy New Orleans

(a)	No cash collateral or letters of credit were required to be posted for FTR exposure as of September 30, 2016 and December 31, 2015, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2016 and 2015 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$19.5	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$5.3	(a)	Entergy Mississippi

FTRs	Purchased power expense	$7.1	(b)	Entergy Arkansas
FTRs	Purchased power expense	$20.4	(b)	Entergy Louisiana
FTRs	Purchased power expense	$6.7	(b)	Entergy Mississippi
FTRs	Purchased power expense	$0.9	(b)	Entergy New Orleans
FTRs	Purchased power expense	$1.8	(b)	Entergy Texas

2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($10.2)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.9)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4)	(a)	Entergy New Orleans

FTRs	Purchased power expense	$13.9	(b)	Entergy Arkansas
FTRs	Purchased power expense	$17.9	(b)	Entergy Louisiana
FTRs	Purchased power expense	$6.7	(b)	Entergy Mississippi
FTRs	Purchased power expense	$1.5	(b)	Entergy New Orleans
FTRs	Purchased power expense	$10.9	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2016 and 2015 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.6)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.3	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

FTRs	Purchased power expense	$20.3	(b)	Entergy Arkansas
FTRs	Purchased power expense	$52.5	(b)	Entergy Louisiana
FTRs	Purchased power expense	$11.1	(b)	Entergy Mississippi
FTRs	Purchased power expense	$2.8	(b)	Entergy New Orleans
FTRs	Purchased power expense	$8.7	(b)	Entergy Texas

2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($23.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.3)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.9)	(a)	Entergy New Orleans

FTRs	Purchased power expense	$48.6	(b)	Entergy Arkansas
FTRs	Purchased power expense	$49.7	(b)	Entergy Louisiana
FTRs	Purchased power expense	$13.9	(b)	Entergy Mississippi
FTRs	Purchased power expense	$7.5	(b)	Entergy New Orleans
FTRs	Purchased power expense	$10.7	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The values for power contract assets or liabilities are based on both observable inputs including public market prices and interest rates, and unobservable inputs such as implied volatilities, unit contingent discounts, expected basis differences, and credit adjusted counterparty interest rates.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Business Unit Risk Control group and the Accounting Policy and Entergy Wholesale Commodities Accounting group.  The primary functions of the Business Unit Risk Control group include: gathering, validating and reporting market data, providing market risk analyses and valuations in support of Entergy Wholesale Commodities’ commercial transactions, developing and administering protocols for the management of market risks, and implementing and maintaining controls around changes to market data in the energy trading and risk management system.  The Business Unit Risk Control group is also responsible for managing the energy trading and risk management system, forecasting revenues, forward positions and analysis.  The Accounting Policy and Entergy Wholesale Commodities Accounting group performs functions related to market and counterparty settlements, revenue reporting and analysis and financial accounting. The Business Unit Risk Control group reports to the Vice President and Treasurer while the Accounting Policy and Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

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

On a daily basis, the Business Unit Risk Control group calculates the mark-to-market for electricity swaps and options.  The Business Unit Risk Control group also validates forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available, and uses multiple sources of market implied volatilities.  Moreover, on at least a monthly basis, the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit and liquidity effects are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

The values of FTRs are based on unobservable inputs, including estimates of congestion costs in MISO between applicable generation and load pricing nodes based on the 50th percentile of historical prices.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the Business Unit Risk Control group.  The values are calculated internally and verified against the data published by MISO. Entergy’s Accounting Policy group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The Business Unit Risk

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Control groups report to the Vice President and Treasurer.  The Accounting Policy group reports to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,206	$—	$—	$1,206
Decommissioning trust funds (a):
Equity securities	451	—	—	451
Debt securities	1,016	1,275	—	2,291
Common trusts (b)				2,929
Power contracts	—	—	95	95
Securitization recovery trust account	54	—	—	54
Escrow accounts	433	—	—	433
FTRs	—	—	31	31
	$3,160	$1,275	$126	$7,490
Liabilities:
Gas hedge contracts	$1	$—	$—	$1

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,287	$—	$—	$1,287
Decommissioning trust funds (a):
Equity securities	468	—	—	468
Debt securities	1,061	1,094	—	2,155
Common trusts (b)				2,727
Power contracts	—	—	195	195
Securitization recovery trust account	50	—	—	50
Escrow accounts	425	—	—	425
FTRs	—	—	23	23
	$3,291	$1,094	$218	$7,330
Liabilities:
Power contracts	$—	$—	$6	$6
Gas hedge contracts	9	—	—	9
	$9	$—	$6	$15

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

(b)
Common trust funds are not publicly quoted, and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2016 and 2015:

	2016		2015
	Power Contracts	FTRs	Power Contracts	FTRs
	(In Millions)
Balance as of July 1,	$66	$46	$204	$67
Total gains (losses) for the period (a)
Included in earnings	6	—	(2)	—
Included in OCI	70	—	49	—
Included as a regulatory liability/asset	—	22	—	31
Settlements	(47)	(37)	(88)	(51)
Balance as of September 30,	$95	$31	$163	$47

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $1 million for the three months ended September 30, 2016 and $12 million for the three months ended September 30, 2015.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2016 and 2015:

	2016		2015
	Power Contracts	FTRs	Power Contracts	FTRs
	(In Millions)
Balance as of January 1,	$189	$23	$215	$47
Total gains (losses) for the period (a)
Included in earnings	(3)	—	(15)	(1)
Included in OCI	156	—	154	—
Included as a regulatory liability/asset	—	49	—	51
Issuances of FTRs	—	55	—	80
Purchases	—	—	14	—
Settlements	(247)	(96)	(205)	(130)
Balance as of September 30,	$95	$31	$163	$47

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $1 million for the nine months ended September 30, 2016 and $5 million for the nine months ended September 30, 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of September 30, 2016:

Transaction Type	Fair Value as of September 30, 2016	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$90	Unit contingent discount	+/-	4%	$7
Power contracts - electricity options	$5	Implied volatility	+/-	9%	$4

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.7	$—	$—	$3.7
Debt securities	103.1	215.8	—	318.9
Common trusts (b)				501.2
Securitization recovery trust account	7.7	—	—	7.7
Escrow accounts	7.1	—	—	7.1
FTRs	—	—	8.1	8.1
	$121.6	$215.8	$8.1	$846.7

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.0	$—	$—	$3.0
Debt securities	110.5	193.4	—	303.9
Common trusts (b)				464.4
Securitization recovery trust account	4.2	—	—	4.2
Escrow accounts	12.2	—	—	12.2
FTRs	—	—	7.9	7.9
	$129.9	$193.4	$7.9	$795.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$57.6	$—	$—	$57.6
Decommissioning trust funds (a):
Equity securities	5.7	—	—	5.7
Debt securities	131.5	308.6	—	440.1
Common trusts (b)				679.0
Escrow accounts	305.5	—	—	305.5
Securitization recovery trust account	9.8	—	—	9.8
FTRs	—	—	12.4	12.4
	$510.1	$308.6	$12.4	$1,510.1

Liabilities:
Gas hedge contracts	$0.4	$—	$—	$0.4

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$34.8	$—	$—	$34.8
Decommissioning trust funds (a):
Equity securities	7.1	—	—	7.1
Debt securities	161.1	248.8	—	409.9
Common trusts (b)				625.3
Escrow accounts	290.4	—	—	290.4
Securitization recovery trust account	3.2	—	—	3.2
FTRs	—	—	8.5	8.5
	$496.6	$248.8	$8.5	$1,379.2

Liabilities:
Gas hedge contracts	$7.0	$—	$—	$7.0

Entergy Mississippi

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$307.3	$—	$—	$307.3
Escrow accounts	31.8	—	—	31.8
FTRs	—	—	4.0	4.0
	$339.1	$—	$4.0	$343.1

Liabilities:
Gas hedge contracts	$0.1	$—	$—	$0.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$144.2	$—	$—	$144.2
Escrow accounts	41.7	—	—	41.7
FTRs	—	—	2.4	2.4
	$185.9	$—	$2.4	$188.3

Liabilities:
Gas hedge contracts	$1.3	$—	$—	$1.3

Entergy New Orleans

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$37.2	$—	$—	$37.2
Securitization recovery trust account	5.1	—	—	5.1
Escrow accounts	88.4	—	—	88.4
FTRs	—	—	1.6	1.6
	$130.7	$—	$1.6	$132.3

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$87.8	$—	$—	$87.8
Securitization recovery trust account	4.6	—	—	4.6
Escrow accounts	81.0	—	—	81.0
FTRs	—	—	1.5	1.5
	$173.4	$—	$1.5	$174.9

Liabilities:
Gas hedge contracts	$0.5	$—	$—	$0.5

Entergy Texas

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$31.4	$—	$—	$31.4
FTRs	—	—	5.1	5.1
	$31.4	$—	$5.1	$36.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$38.2	$—	$—	$38.2
FTRs	—	—	2.2	2.2
	$38.2	$—	$2.2	$40.4

System Energy

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$190.2	$—	$—	$190.2
Decommissioning trust funds (a):
Equity securities	1.2	—	—	1.2
Debt securities	246.5	62.1	—	308.6
Common trusts (b)				455.1
	$437.9	$62.1	$—	$955.1

2015	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$222.0	$—	$—	$222.0
Decommissioning trust funds (a):
Equity securities	1.8	—	—	1.8
Debt securities	218.6	59.2	—	277.8
Common trusts (b)				421.9
	$442.4	$59.2	$—	$923.5

(a)
The decommissioning trust funds hold equity and fixed income securities. Equity securities are invested to approximate the returns of major market indices.  Fixed income securities are held in various governmental and corporate securities.  See Note 9 to the financial statements herein for additional information on the investment portfolios.

(b)
Common trust funds are not publicly quoted, and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table. The fund administrator of these investments allows daily trading at the net asset value and trades settle at a later date.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2016.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$14.0	$16.2	$5.6	$2.0	$8.0
Gains (losses) included as a regulatory liability/asset	1.2	16.6	5.1	0.5	(1.1)
Settlements	(7.1)	(20.4)	(6.7)	(0.9)	(1.8)
Balance as of September 30,	$8.1	$12.4	$4.0	$1.6	$5.1

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2015.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$9.1	$37.3	$4.9	$6.7	$7.9
Gains (losses) included as a regulatory liability/asset	16.5	3.0	6.1	(1.2)	7.3
Settlements	(13.9)	(17.9)	(6.7)	(1.5)	(10.9)
Balance as of September 30,	$11.7	$22.4	$4.3	$4.0	$4.3

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2016.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$7.9	$8.5	$2.4	$1.5	$2.2
Issuances of FTRs	18.8	18.1	5.9	2.8	9.3
Gains (losses) included as a regulatory liability/asset	1.7	38.3	6.8	0.1	2.3
Settlements	(20.3)	(52.5)	(11.1)	(2.8)	(8.7)
Balance as of September 30,	$8.1	$12.4	$4.0	$1.6	$5.1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2015.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$0.7	$25.5	$3.4	$4.1	$12.3
Issuances of FTRs	7.0	48.3	5.4	7.3	11.4
Gains (losses) included as a regulatory liability/asset	52.6	(1.7)	9.4	0.1	(8.7)
Settlements	(48.6)	(49.7)	(13.9)	(7.5)	(10.7)
Balance as of September 30,	$11.7	$22.4	$4.3	$4.0	$4.3

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy subsidiaries to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades.  The funds are invested primarily in equity securities, fixed-rate debt securities, and cash and cash equivalents.

As discussed in Note 9 to the financial statements in the Form 10-K, when Entergy purchased the Indian Point 3 and FitzPatrick plants in 2000 from NYPA, NYPA retained the decommissioning trusts and the decommissioning liabilities. NYPA and Entergy subsidiaries executed decommissioning agreements, which specified their decommissioning obligations. At the time of the acquisition of the plants Entergy recorded a contract asset that represented an estimate of the present value of the difference between the stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies.

In August 2016, Entergy entered into a trust transfer agreement with NYPA to transfer the decommissioning trusts and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy. The transaction is contingent upon receiving approval from the NRC. As a result of the agreement with NYPA, in the third quarter 2016, Entergy removed the contract asset from its balance sheet, and recorded receivables of $1.5 billion for the beneficial interests in the decommissioning trust funds and recorded asset retirement obligations for the decommissioning liabilities. At September 30, 2016, the fair value of the decommissioning trust funds held by NYPA was $1.5 billion. The fair value is based on the trust statements received from NYPA and is valued by the fund administrator using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value hierarchy. The receivables for the beneficial interests in the decommissioning trust funds are recorded in other deferred debits on the consolidated balance sheet.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1 and 2, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available-for-sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity

Entergy Corporation and Subsidiaries
Notes to Financial Statements

unless the unrealized loss is other-than-temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of September 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$3,380	$1,568	$1
Debt Securities	2,291	94	2
Total	$5,671	$1,662	$3

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2015
Equity Securities	$3,195	$1,396	$2
Debt Securities	2,155	41	17
Total	$5,350	$1,437	$19
Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $400 million and $342 million as of September 30, 2016 and December 31, 2015, respectively.  The amortized cost of debt securities was $2,199 million as of September 30, 2016 and $2,124 million as of December 31, 2015.  As of September 30, 2016, the debt securities have an average coupon rate of approximately 3.19%, an average duration of approximately 5.96 years, and an average maturity of approximately 9.39 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$13	$1	$266	$1
More than 12 months	—	—	23	1
Total	$13	$1	$289	$2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$54	$2	$1,031	$15
More than 12 months	1	—	61	2
Total	$55	$2	$1,092	$17

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$102	$77
1 year - 5 years	812	857
5 years - 10 years	743	704
10 years - 15 years	128	124
15 years - 20 years	62	50
20 years+	444	343
Total	$2,291	$2,155

During the three months ended September 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $564 million and $539 million, respectively.  During the three months ended September 30, 2016 and 2015, gross gains of $6 million and $13 million, respectively, and gross losses of $1 million and $4 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $1,797 million and $1,488 million, respectively.  During the nine months ended September 30, 2016 and 2015, gross gains of $26 million and $58 million, respectively, and gross losses of $6 million and $7 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$504.9	$263.4	$—
Debt Securities	318.9	10.8	0.3
Total	$823.8	$274.2	$0.3

2015
Equity Securities	$467.4	$234.4	$0.2
Debt Securities	303.9	4.1	2.2
Total	$771.3	$238.5	$2.4

The amortized cost of debt securities was $308.4 million as of September 30, 2016 and $301.8 million as of December 31, 2015.  As of September 30, 2016, the debt securities have an average coupon rate of approximately 2.63%, an average duration of approximately 5.21 years, and an average maturity of approximately 5.97 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.9	$—	$32.5	$0.3
More than 12 months	—	—	—	—
Total	$0.9	$—	$32.5	$0.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$7.8	$0.2	$111.4	$1.7
More than 12 months	—	—	18.5	0.5
Total	$7.8	$0.2	$129.9	$2.2

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$8.8	$1.8
1 year - 5 years	123.5	145.2
5 years - 10 years	166.1	138.5
10 years - 15 years	9.5	2.4
15 years - 20 years	1.1	2.0
20 years+	9.9	14.0
Total	$318.9	$303.9

During the three months ended September 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $61.2 million and $44 million, respectively.  During the three months ended September 30, 2016 and 2015, gross gains of $0.4 million and $0.4 million, respectively, and gross losses of $0.04 million and $0.1 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $165 million and $190.8 million, respectively.  During the nine months ended September 30, 2016 and 2015, gross gains of $1.6 million and $5.8 million, respectively, and gross losses of $0.3 million and $0.1 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$684.7	$322.9	$—
Debt Securities	440.1	21.4	0.4
Total	$1,124.8	$344.3	$0.4

2015
Equity Securities	$632.4	$283.7	$0.2
Debt Securities	409.9	13.2	2.4
Total	$1,042.3	$296.9	$2.6

The amortized cost of debt securities was $419.2 million as of September 30, 2016 and $399.2 million as of December 31, 2015.  As of September 30, 2016, the debt securities have an average coupon rate of approximately 3.83%, an average duration of approximately 5.72 years, and an average maturity of approximately 11.39 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$2.3	$—	$32.5	$0.2
More than 12 months	—	—	6.5	0.2
Total	$2.3	$—	$39.0	$0.4

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$9.4	$0.2	$124.0	$2.0
More than 12 months	—	—	7.4	0.4
Total	$9.4	$0.2	$131.4	$2.4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$25.0	$27.1
1 year - 5 years	102.3	124.0
5 years - 10 years	121.5	114.3
10 years - 15 years	51.0	39.3
15 years - 20 years	31.1	26.5
20 years+	109.2	78.7
Total	$440.1	$409.9

During the three months ended September 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $54.7 million and $28.4 million, respectively.  During the three months ended September 30, 2016 and 2015, gross gains of $0.4 million and $0.2 million, respectively, and gross losses of $0.1 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $178.2 million and $93.6 million, respectively.  During the nine months ended September 30, 2016 and 2015, gross gains of $3 million and $1.7 million, respectively, and gross losses of $0.2 million and $0.3 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2016 and December 31, 2015 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$456.3	$205.5	$0.1
Debt Securities	308.6	6.7	0.3
Total	$764.9	$212.2	$0.4

2015
Equity Securities	$423.7	$179.2	$0.3
Debt Securities	277.8	2.2	2.3
Total	$701.5	$181.4	$2.6

The amortized cost of debt securities was $302.3 million as of September 30, 2016 and $270.7 million as of December 31, 2015.  As of September 30, 2016, the debt securities have an average coupon rate of approximately 1.79%, an average duration of approximately 5.18 years, and an average maturity of approximately 6.32 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$0.8	$—	$81.4	$0.2
More than 12 months	—	0.1	1.0	0.1
Total	$0.8	$0.1	$82.4	$0.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2015:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$8.3	$0.2	$200.4	$2.2
More than 12 months	0.9	0.1	5.0	0.1
Total	$9.2	$0.3	$205.4	$2.3

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2016 and December 31, 2015 are as follows:

	2016	2015
	(In Millions)
less than 1 year	$3.0	$2.0
1 year - 5 years	192.6	181.2
5 years - 10 years	76.2	63.0
10 years - 15 years	3.5	4.4
15 years - 20 years	1.5	1.6
20 years+	31.8	25.6
Total	$308.6	$277.8

During the three months ended September 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $103.5 million and $163.4 million, respectively.  During the three months ended September 30, 2016 and 2015, gross gains of $0.7 million and $2.4 million, respectively, and gross losses of $0.06 million and $0.2 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2016 and 2015, proceeds from the dispositions of securities amounted to $392.9 million and $325.4 million, respectively.  During the nine months ended September 30, 2016 and 2015, gross gains of $3.2 million and $3.2 million, respectively, and gross losses of $0.4 million and $0.3 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other-than-temporary impairments and unrealized gains and losses

Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy evaluate unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and nine months ended September 30, 2016 and 2015.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment continues to be based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not have any material charges relating to other-than-temporary impairment of certain equity securities for the three and nine months ended September 30, 2016 and 2015.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Litigation,” “Income Tax Audits,” and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax proceedings, income tax audits, and other income tax matters involving Entergy. The following are updates to that discussion.

2010-2011 IRS Audit

The IRS has completed its examination of the 2010 and 2011 tax years and issued its 2010-2011 Revenue Agent Report (RAR) in June 2016. Entergy has agreed to all proposed adjustments contained in the RAR.
As a result of the issuance of the RAR, Entergy Louisiana was able to recognize previously unrecognized tax benefits as follows:

•
Entergy and the IRS agreed that $148.6 million of the proceeds received by Entergy Louisiana in 2010 from the Louisiana Utilities Restoration Corporation (LURC), an instrumentality of the State of Louisiana, for the financing of Hurricane Gustav and Hurricane Ike storm costs pursuant to Act 55 of the Louisiana Regular Session of 2007 (Louisiana Act 55) were not taxable. Because the treatment of the financing is settled, Entergy recognized previously unrecognized tax benefits totaling $63.5 million, of which Entergy Louisiana recorded $61.6 million. Entergy Louisiana also accrued a regulatory liability of $16.1 million ($9.9 million net-of-tax) in accordance with the terms of Entergy Louisiana’s previous settlement agreement approved by the LPSC regarding Entergy Louisiana’s obligation to pay to customers savings associated with the Act 55 financing.

•
Entergy and the IRS agreed upon the tax treatment of Entergy Louisiana’s regulatory liability related to the Vidalia purchased power agreement. As a result, Entergy Louisiana recognized a previously unrecognized tax benefit of $74.5 million.

The settlement of the above-described items, along with other minor recorded adjustments, decreased Entergy Louisiana’s balance of unrecognized tax benefits from $796.9 million as of December 31, 2015 to $564.7 million as of June 30, 2016, net of carryovers for losses and credits. The unrecognized tax benefits were settled primarily through utilization of net operating loss carryovers.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Tax Matters

Entergy made a tax election to treat its subsidiary that owns one of the Entergy Wholesale Commodities nuclear power plants as a corporation for federal income tax purposes. This resulted in a constructive contribution of all the assets and liabilities associated with the plant to a new subsidiary corporation for federal income tax purposes, and generated both permanent and temporary differences under the income tax accounting standards. The constructive contribution required Entergy to recognize the plant’s nuclear decommissioning liability for income tax purposes resulting in permanent differences. The accrual of the nuclear decommissioning liability required Entergy to recognize a gain for income tax purposes, a significant portion of which resulted in an increase in tax basis of the assets constructively contributed to the subsidiary. Recognition of the gain and the increase in tax basis of the assets represents a temporary difference. The permanent difference reduced income tax expense, net of unrecognized tax benefits, by $238 million.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2016 are $175.8 million for Entergy, $21.7 million for Entergy Arkansas, $75.5 million for Entergy Louisiana, $4.5 million for Entergy Mississippi, $1 million for Entergy New Orleans, $8 million for Entergy Texas, and $12.7 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2015 are $234 million for Entergy, $43 million for Entergy Arkansas, $68.6 million for Entergy Louisiana, $11.4 million for Entergy Mississippi, $1.5 million for Entergy New Orleans, $33.1 million for Entergy Texas, and $6.8 million for System Energy.

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

Entergy Louisiana was considered to hold a variable interest in the lessor from which it leased an undivided interest representing approximately 9.3% of the Waterford 3 nuclear plant. After Entergy Louisiana acquired a beneficial interest in the leased assets in March 2016, however, the lessor was no longer considered a variable interest entity. Entergy Louisiana made payments on its lease, including interest, of $7.8 million in the three months ended September 30, 2016 and $7.8 million in the three months ended September 30, 2015. Entergy Louisiana made payments on its lease, including interest, of $16.9 million in the nine months ended September 30, 2016 and $28.8 million in the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

nine months ended September 30, 2015. See Note 11 to the financial statements herein for a discussion of Entergy Louisiana’s purchase of a beneficial interest in the Waterford 3 leased assets.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments on its lease, including interest, of $8.6 million in the three months ended September 30, 2016 and $14.6 million in the three months ended September 30, 2015. System Energy made payments on its lease, including interest, of $17.2 million in the nine months ended September 30, 2016 and $52.3 million in the nine months ended September 30, 2015.

NOTE 13.  ACQUISITIONS  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans)

In March 2016, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans purchased the Union Power Station, a 1,980 MW (summer rating) power generation facility located near El Dorado, Arkansas, from Union Power Partners, L.P. The Union Power Station consists of four natural gas-fired, combined-cycle gas turbine power blocks, each rated at 495 MW (summer rating). Entergy Louisiana purchased two of the power blocks and a 50% undivided ownership interest in certain assets related to the facility, and Entergy Arkansas and Entergy New Orleans each purchased one power block and a 25% undivided ownership interest in such related assets. The aggregate purchase price for the Union Power Station was approximately $949 million (approximately $237 million for each power block and associated assets).

NOTE 14.  ASSET RETIREMENT OBLIGATIONS  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations.  Following are updates to that discussion.

Entergy expects that amounts available in Vermont Yankee’s decommissioning trust fund, including expected earnings, together with the credit facilities entered into in January 2015 that are expected to be repaid with recoveries from DOE litigation related to spent fuel storage, will be sufficient to cover Vermont Yankee’s expected costs of decommissioning, spent fuel management costs, and site restoration.  In June 2015 the NRC staff issued an exemption from its regulations to allow Vermont Yankee to use its decommissioning trust fund to pay for approximately $225 million of estimated future spent fuel management costs that will not be paid for using funds from the credit facilities.  In August 2015, Vermont and two Vermont utilities filed a petition in the U.S. Court of Appeals for the D.C. Circuit challenging the NRC’s issuance of that exemption.  If that petition were to result in a final decision denying Vermont Yankee the exemption allowing the use of its decommissioning trust fund to pay for these spent fuel management costs, Vermont Yankee would have to satisfy the NRC that it had a plan to obtain additional funds to enable it to pay for these costs until the federal government takes possession of the fuel and removes it from the site. In February 2016 the court dismissed the petition as premature because Vermont and the utilities had requested the NRC to reconsider a number of issues related to Vermont Yankee's use of the decommissioning trust fund including use to pay for spent fuel management expenses pursuant to the exemption granted in June 2015. In October 2016 the NRC denied Vermont's and the utilities' request for a hearing and other relief but directed the NRC staff to conduct an assessment of any environmental impacts associated with the exemption. See Note 1 to the financial statements in the Form 10-K for further discussion regarding the Vermont Yankee plant.

For the Indian Point 3 and FitzPatrick plants purchased in 2000 from NYPA, NYPA retained the decommissioning trusts and the decommissioning liabilities. NYPA and Entergy subsidiaries executed decommissioning agreements, which specified their decommissioning obligations. NYPA has the right to require the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy subsidiaries to assume each of the decommissioning liabilities provided that it assigns the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries. Under the original agreements, if the decommissioning liabilities were retained by NYPA, the Entergy subsidiaries would perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts. At the time of the acquisition of the plants Entergy recorded a contract asset that represented an estimate of the present value of the difference between the stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies.

In August 2016, Entergy entered into a trust transfer agreement with NYPA to transfer the decommissioning trusts and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy. The transaction is contingent upon receiving approval from the NRC. As a result of the agreement with NYPA, in the third quarter 2016 Entergy removed the contract asset from its balance sheet, and recorded receivables for the beneficial interests in the decommissioning trust funds and asset retirement obligations for the decommissioning liabilities. The decommissioning and asset retirement cost liabilities on the consolidated balance sheet increased from $4,790 million at December 31, 2015 to $6,101 million at September 30, 2016 primarily due to recording the Indian Point 3 and FitzPatrick asset retirement obligations as a result of the agreement with NYPA.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2016, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2016 Compared to Third Quarter 2015

Net income increased $54.5 million primarily due to higher net revenue, lower other operation and maintenance expenses, and a lower effective income tax rate.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net income increased $68.3 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by higher depreciation and amortization expenses.

Net Revenue

Third Quarter 2016 Compared to Third Quarter 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter 2016 to the third quarter 2015:

Amount
(In Millions)
2015 net revenue	$440.5
Retail electric price	50.6
Other	5.2
2016 net revenue	$496.3

The retail electric price variance is primarily due to an increase in base rates, as approved by the APSC. The new base rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. A significant portion of the increase is related to the purchase of Power Block 2 of the Union Power Station. See Note 2 to the financial statements herein for further discussion of the rate case. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015:

Amount
(In Millions)
2015 net revenue	$1,082.9
Retail electric price	112.2
Other	(11.4)
2016 net revenue	$1,183.7

The retail electric price variance is primarily due to an increase in base rates, as approved by the APSC. The new base rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. The increase includes an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. A significant portion of the increase is related to the purchase of Power Block 2 of the Union Power Station. See Note 2 to the financial statements herein for further discussion of the rate case. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

Other Income Statement Variances

Third Quarter 2016 Compared to Third Quarter 2015

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $9.9 million in distribution expenses primarily due to timing differences in the vegetation maintenance costs incurred in third quarter 2015;

•
the effect of recording the final court decision in a lawsuit against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of $5.5 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 1 to the financial statements herein for discussion of the DOE litigation;

•
a decrease of $5 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a decrease of $4.3 million in energy efficiency costs.

The decrease was partially offset by an increase of $3.2 million in fossil-fueled generation expenses primarily due to the purchase of Power Block 2 of the Union Power Station in March 2016. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

Taxes other than income taxes decreased primarily due to a decrease in ad valorem taxes resulting from lower accruals and a decrease in local franchise taxes resulting from lower residential and commercial revenues as compared to the prior year.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Block 2 of the Union Power Station purchased in March 2016.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Nuclear refueling outage expenses increased primarily due to the amortization of higher costs associated with the most recent outages as compared to the previous outages.

Other operation and maintenance expenses decreased primarily due to:

•
the deferral of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC as part of the 2015 rate case settlement. These costs are being amortized over a ten-year period beginning March 2016. See Note 2 to the financial statements herein for further discussion of the rate case settlement;

•
a decrease of $14.7 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs;

•	a decrease of $13.4 million in energy efficiency costs, including the effects of true-ups to the energy efficiency filings in June 2016 for fixed costs to be collected from customers; and

•	a decrease of $9.6 million in distribution expenses primarily due to timing differences in the vegetation maintenance costs incurred in 2015.

The decrease was partially offset by an increase of $22.7 million in nuclear generation expenses primarily due to an overall higher scope of work done during plant outages as compared to prior year and $6.5 million in credits received in the second quarter 2015 related to incentives recognized as a result of participation in energy efficiency programs.

Taxes other than income taxes decreased primarily due to a decrease in payroll taxes and a decrease in local franchise taxes resulting from lower residential and commercial revenues as compared to the prior year.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Block 2 of the Union Power Station purchased in March 2016.

Other income decreased primarily due to lower realized gains in 2016 as compared to 2015 on the decommissioning trust fund investments, partially offset by an increase in the allowance for equity funds used during construction resulting from increased capital transmission spending in 2016.

Interest expense increased primarily due to:

•
$5.1 million in estimated interest expense recorded in connection with the FERC orders issued in April 2016 in the opportunity sales proceeding. See Note 2 to the financial statements herein for further discussion of the opportunity sales proceeding; and

•	the net issuance of $230 million of first mortgage bonds in 2016. See Note 4 to the financial statements herein for further discussion of debt issuances and redemptions.

Income Taxes

The effective income tax rate was 36.1% for the third quarter 2016. The difference in the effective income tax rate for the third quarter 2016 versus the federal statutory rate of 35% was primarily due to state income taxes, partially offset by flow-through tax accounting.

The effective income tax rate was 37.4% for the nine months ended September 30, 2016. The difference in the effective income tax rate for the nine months ended September 30, 2016 versus the federal statutory rate of 35%

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting and book and tax differences related to the allowance for equity funds used during construction.

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

As discussed in the Form 10-K, in March 2015 the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column” (Column 4) of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with the flood barrier and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Entergy Arkansas incurred incremental expenses of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas expects to incur incremental expenses of approximately $50 million in 2016, of which $37 million was incurred as of September 30, 2016, in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A lesser amount of incremental expenses is expected to be ongoing annually after 2016, until ANO transitions out of Column 4.

The NRC completed the supplemental inspection required for ANO’s Column 4 designation in February 2016, and published its inspection report in June 2016. In its inspection report, the NRC concluded that the ANO site is being operated safely and that Entergy understands the depth and breadth of performance concerns associated with ANO’s performance decline. Also in June 2016, the NRC issued a confirmatory action letter to confirm the actions Entergy Arkansas has taken and will continue to take to improve performance at ANO. The NRC will verify the completion of those actions through quarterly follow-up inspections, the results of which will determine when ANO should transition out of Column 4.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$9,135	$218,505

Cash flow provided by (used in):
Operating activities	473,800	408,202
Investing activities	(774,210)	(495,777)
Financing activities	294,686	(11,570)
Net decrease in cash and cash equivalents	(5,724)	(99,145)

Cash and cash equivalents at end of period	$3,411	$119,360

Operating Activities

Net cash flow provided by operating activities increased $65.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•	the timing of payments to vendors;

•
a decrease of $26.5 million in pension contributions in 2016. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding;

•	a decrease of $21 million in spending on nuclear refueling outages in 2016; and

•
a decrease of $10.4 million in income tax payments primarily due to the final settlement of amounts outstanding associated with the 2006-2007 IRS audit paid in the first quarter of 2015. See Note 3 to the financial statements in the Form 10-K for a discussion of the 2006-2007 IRS audit.

The increase was partially offset by a decrease in the recovery of fuel and purchased power costs including System Agreement bandwidth remedy collections from customers of $17.9 million received in 2016 as compared to $64 million received in 2015. See Note 2 herein and in the Form 10-K for a discussion of the System Agreement proceedings.

Investing Activities

Net cash flow used in investing activities increased $278.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•
the purchase of Power Block 2 of the Union Power Station in March 2016 for approximately $237 million. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase;

•	an increase of $13.5 million due to various information technology projects and upgrades in 2016; and

•	an increase in transmission and distribution construction expenditures primarily due to a higher scope of work performed in 2016 and higher storm restoration spending in 2016.

The increase was partially offset by the fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle and a decrease in nuclear construction expenditures primarily due to decreased spending on compliance with NRC post-Fukushima requirements.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Entergy Arkansas’s financing activities provided $294.7 million of cash for the nine months ended September 30, 2016 compared to using $11.6 million of cash for the nine months ended September 30, 2015 primarily due to the following activity:

•	a $200 million capital contribution received from Entergy Corporation in March 2016 primarily in anticipation of Entergy Arkansas’s purchase of Power Block 2 of the Union Power Station;

•	the net issuance of $156.1 million of long-term debt in 2016 compared to the net retirement of $6.5 million of long-term debt in 2015;

•	net borrowings of $35.7 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2016 compared to net repayments of $10.7 million in 2015; and

•	the redemption of $75 million of 6.45% Series preferred stock and the redemption of $10 million of 6.08% Series preferred stock in 2016.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy Arkansas is primarily due to the capital contribution received from Entergy Corporation in March 2016, partially offset by the issuance of long-term debt in 2016 and the redemption of $75 million of 6.45% Series preferred stock and $10 million of 6.08% Series preferred stock, as discussed above.

	September 30, 2016	December 31, 2015
Debt to capital	55.5%	56.8%
Effect of excluding the securitization bonds	(0.5%)	(0.6%)
Debt to capital, excluding securitization bonds (a)	55.0%	56.2%
Effect of subtracting cash	—%	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	55.0%	56.1%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Arkansas’s uses and sources of capital. Entergy Arkansas seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Arkansas may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing dividends, Entergy Arkansas may receive equity contributions to maintain the targeted capital structure. Following are updates to the information provided in the Form 10-K.

Entergy Arkansas is developing its capital investment plan for 2017 through 2019 and currently anticipates making $2 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; the nuclear fleet operational excellence initiative, as discussed below in “Nuclear Matters”; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
(In Thousands)
($49,073)	($52,742)	$2,435	$2,218

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in August 2021. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2017. The $150 million credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2016, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of September 30, 2016, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in May 2019.  As of September 30, 2016, $47.4 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Arkansas nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

2015 Rate Case

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notified the APSC of Entergy Arkansas’s intent to implement a formula rate review mechanism pursuant to Arkansas legislation passed in 2015, and requested a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requested a 10.2% return on common equity. In September 2015 the APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. In December 2015, Entergy Arkansas, the APSC staff, and certain of the intervenors in the rate case filed with the APSC a joint motion for approval of a settlement of the case that proposed a retail rate increase of approximately $225 million with a net increase in revenue of approximately $133 million; an authorized return on common equity of 9.75%; and a formula rate plan tariff that provides a +/- 50 basis point band around the 9.75% allowed return on common equity. A significant portion of the rate increase is related to Entergy Arkansas’s acquisition in March 2016 of Union Power Station Power Block 2 for a base purchase price of $237 million, subject to closing adjustments. The settlement agreement also provided for amortization over a 10-year period of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance. A settlement hearing was held in January 2016. In February 2016 the APSC approved the settlement with one exception that would reduce the retail rate increase proposed in the settlement by $5 million. The settling parties agreed to the APSC modifications in February 2016. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. In March 2016, Entergy Arkansas made a compliance filing regarding the new rates that included an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. The interim base rate adjustment surcharge will recover a total of $21.1 million over the nine-month period from April 2016 through December 2016.

2016 Formula Rate Plan Filing

In July 2016, Entergy Arkansas filed with the APSC its 2016 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2017 test period to be below the formula rate plan bandwidth. The filing requested a $67.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%. In October 2016, Entergy Arkansas filed with the APSC revised formula rate plan attachments with an updated request for a $54.4 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors, as well as three additional adjustments identified as appropriate by Entergy Arkansas. Also in October 2016, Entergy Arkansas and all parties filed a joint motion to approve a settlement agreement and waive the hearing scheduled for November 2016. The APSC denied the request to waive the hearing, directed certain witnesses to appear, and stated that approval of the settlement agreement would be addressed by a subsequent order. In November 2016 a hearing was held and the APSC issued an order directing the parties to brief certain issues. The parties to the settlement agreement, who reached agreement on all issues and certain additional provisions related to future filing information, requested an order approving the settlement agreement and the proposed $54.4 million revenue requirement increase and rate adjustment by December 9, 2016. If a final order is not issued by this date, the proposed formula rate plan rate adjustment will become effective December 30, 2016, subject to refund.

Advanced Metering Infrastructure (AMI) Filing

In September 2016, Entergy Arkansas filed an application seeking an order from the APSC finding that Entergy Arkansas’s deployment of AMI is in the public interest. Entergy Arkansas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Arkansas’s modernized power grid. The filing identified a number quantified and unquantified benefits, and Entergy Arkansas provided a cost benefit analysis showing that its AMI deployment is expected to produce a nominal net benefit to customers of $431 million. Entergy Arkansas also sought to continue to include in rate base the remaining book value, approximately $57 million, of existing meters that will be retired as part of the AMI deployment and also to depreciate

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

those assets using current depreciation rates. Entergy Arkansas proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Subject to approval by the APSC, deployment of the communications network is expected to begin in 2018. Entergy Arkansas proposed to include the AMI deployment costs and the quantified benefits in future formula rate plan filings. In order to have certainty around its 2018 projected AMI deployment costs, Entergy Arkansas sought an order from the APSC prior to the hearing on its expected 2017 formula rate plan filing in fourth quarter 2017.

Production Cost Allocation Rider

In May 2016, Entergy Arkansas filed its annual rate redetermination pursuant to the production cost allocation rider, which reflected recovery of the production cost allocation rider true-up adjustment of the 2014 and 2015 unrecovered retail balance in the amount of $1.9 million. Additionally, the redetermined rates reflected the recovery of a $1.9 million System Agreement bandwidth remedy payment resulting from a compliance filing pursuant to the FERC’s December 2015 order related to test year 2009 production costs. The rates for the 2016 production cost allocation rider update became effective with the first billing cycle of July 2016, and rates will be effective through June 2017.

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

The effect of the FERC’s decisions, if upheld, is that Entergy Arkansas will make payments to some or all of the other Utility operating companies. As part of the further proceedings required by the FERC, Entergy has performed an initial re-run of the intra-system bills for the ten-year period (2000-2009) to attempt to quantify the effects of the FERC's rulings. The ALJ will issue an initial decision and FERC will issue an order reviewing that decision. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing that initial decision and Entergy submits a subsequent filing to comply with that order. Because further proceedings are required, the amount and recipients of payments by Entergy Arkansas are unknown at this time. Based on testimony previously submitted in the case, however, in the first quarter 2016 Entergy Arkansas recorded a liability of $87 million for its estimated increased costs and payment to the other Utility operating companies, including interest. This estimate is subject to change depending on how the FERC resolves the issues that are still outstanding in the case. Entergy Arkansas’s increased costs will be attributed to Entergy Arkansas’s retail and wholesale businesses, and it is not probable

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

that Entergy Arkansas will recover the wholesale portion. Therefore Entergy Arkansas recorded a regulatory asset of approximately $75 million, which represents its estimate of the retail portion of the costs.

In May 2016 a procedural schedule was established with a hearing in May 2017 and an initial decision expected in August 2017. In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order addressing the requests for rehearing filed in July 2012. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion. Also see the “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

In 2016, Entergy conducted a comprehensive evaluation of the Entergy nuclear fleet and determined that it is necessary to increase investments in its nuclear plants to position the fleet for sustained operational excellence during each plant’s expected operating life. These investments will result in increased operating and capital costs associated with operating Entergy’s nuclear plants going forward.  The preliminary estimates of the incremental capital costs for 2017 through 2019 identified through this initiative are estimated to be $290 million for Entergy Arkansas. The current estimates of the capital costs identified through this initiative are included in Entergy Arkansas’s preliminary capital investment plan estimate for 2017 through 2019 given in “Liquidity and Capital Resources - Uses and Sources of Capital” above. The incremental increases in other operation and maintenance expenses identified through this initiative are preliminarily estimated to be approximately $35 million in 2017, $50 million in 2018, and $30 million in 2019 for Entergy Arkansas. In addition, nuclear refueling outage expenses are expected to increase going forward.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits. The following is an update to that discussion.

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$654,599	$714,353	$1,624,224	$1,777,415

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	105,147	176,164	274,106	426,351
Purchased power	52,023	105,321	163,541	285,806
Nuclear refueling outage expenses	14,554	13,603	44,604	39,109
Other operation and maintenance	187,294	214,536	514,109	544,446
Decommissioning	13,504	12,713	39,908	37,508
Taxes other than income taxes	24,931	28,905	70,978	77,589
Depreciation and amortization	67,309	61,527	197,597	183,169
Other regulatory charges (credits) - net	1,177	(7,652)	2,896	(17,604)
TOTAL	465,939	605,117	1,307,739	1,576,374

OPERATING INCOME	188,660	109,236	316,485	201,041

OTHER INCOME
Allowance for equity funds used during construction	3,734	3,950	12,661	9,856
Interest and investment income	5,410	4,541	14,774	18,354
Miscellaneous - net	812	(1,036)	(983)	(1,724)
TOTAL	9,956	7,455	26,452	26,486

INTEREST EXPENSE
Interest expense	28,152	26,360	88,726	79,264
Allowance for borrowed funds used during construction	(2,000)	(2,246)	(6,851)	(5,321)
TOTAL	26,152	24,114	81,875	73,943

INCOME BEFORE INCOME TAXES	172,464	92,577	261,062	153,584

Income taxes	62,316	36,915	97,729	58,532

NET INCOME	110,148	55,662	163,333	95,052

Preferred dividend requirements	1,476	1,718	4,913	5,155

EARNINGS APPLICABLE TO COMMON STOCK	$108,672	$53,944	$158,420	$89,897

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$163,333	$95,052
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	319,845	303,653
Deferred income taxes, investment tax credits, and non-current taxes accrued	163,202	4,483
Changes in assets and liabilities:
Receivables	(116,584)	(74,495)
Fuel inventory	28,968	140
Accounts payable	95,116	16,193
Prepaid taxes and taxes accrued	(78,879)	34,588
Interest accrued	5,909	4,196
Deferred fuel costs	(50,687)	106,499
Other working capital accounts	4,259	(26,988)
Provisions for estimated losses	130	497
Other regulatory assets	(5,680)	35,483
Pension and other postretirement liabilities	(77,823)	(97,650)
Other assets and liabilities	22,691	6,551
Net cash flow provided by operating activities	473,800	408,202

INVESTING ACTIVITIES
Construction expenditures	(494,071)	(428,491)
Allowance for equity funds used during construction	13,134	11,394
Payment for purchase of plant	(237,324)	—
Nuclear fuel purchases	(80,716)	(119,285)
Proceeds from sale of nuclear fuel	40,336	52,281
Proceeds from nuclear decommissioning trust fund sales	165,038	190,759
Investment in nuclear decommissioning trust funds	(176,981)	(197,787)
Changes in money pool receivable - net	—	(217)
Changes in securitization account	(3,524)	(4,431)
Other	(102)	—
Net cash flow used in investing activities	(774,210)	(495,777)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	777,671	—
Retirement of long-term debt	(621,608)	(6,521)
Capital contribution from parent	200,000	—
Redemption of preferred stock	(85,283)	—
Changes in short-term borrowings - net	35,717	(10,728)
Change in money pool payable - net	(3,669)	—
Dividends paid:
Preferred stock	(6,274)	(5,155)
Other	(1,868)	10,834
Net cash flow provided by (used in) financing activities	294,686	(11,570)

Net decrease in cash and cash equivalents	(5,724)	(99,145)
Cash and cash equivalents at beginning of period	9,135	218,505
Cash and cash equivalents at end of period	$3,411	$119,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$78,500	$70,902
Income taxes	$7,242	$17,592

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,394	$9,066
Temporary cash investments	17	69
Total cash and cash equivalents	3,411	9,135
Securitization recovery trust account	7,728	4,204
Accounts receivable:
Customer	149,798	108,636
Allowance for doubtful accounts	(1,605)	(34,226)
Associated companies	30,465	32,987
Other	81,260	84,216
Accrued unbilled revenues	122,884	73,583
Total accounts receivable	382,802	265,196
Deferred fuel costs	41,686	—
Fuel inventory - at average cost	33,721	62,689
Materials and supplies - at average cost	179,018	169,919
Deferred nuclear refueling outage costs	44,291	67,834
Prepaid taxes	109,170	30,291
Prepayments and other	18,899	15,145
TOTAL	820,726	624,413

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	823,816	771,313
Other	7,914	12,895
TOTAL	831,730	784,208

UTILITY PLANT
Electric	10,314,236	9,536,802
Property under capital lease	751	844
Construction work in progress	324,877	388,075
Nuclear fuel	245,251	286,341
TOTAL UTILITY PLANT	10,885,115	10,212,062
Less - accumulated depreciation and amortization	4,578,460	4,349,809
UTILITY PLANT - NET	6,306,655	5,862,253

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	71,853	61,438
Other regulatory assets (includes securitization property of $44,320 as of September 30, 2016 and $54,450 as of December 31, 2015)	1,329,038	1,333,773
Deferred fuel costs	66,848	66,700
Other	16,692	14,989
TOTAL	1,484,431	1,476,900

TOTAL ASSETS	$9,443,542	$8,747,774

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$55,000
Short-term borrowings	47,408	11,690
Accounts payable:
Associated companies	186,791	110,464
Other	161,929	177,758
Customer deposits	97,046	118,340
Interest accrued	25,792	19,883
Deferred fuel costs	—	8,853
Other	53,654	45,219
TOTAL	572,620	547,207

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,153,146	1,982,812
Accumulated deferred investment tax credits	35,605	36,506
Other regulatory liabilities	292,545	242,913
Decommissioning	912,254	872,346
Accumulated provisions	5,682	5,552
Pension and other postretirement liabilities	381,333	459,153
Long-term debt (includes securitization bonds of $54,884 as of September 30, 2016 and $61,249 as of December 31, 2015)	2,796,059	2,574,839
Other	13,154	18,438
TOTAL	6,589,778	6,192,559

Commitments and Contingencies

Preferred stock without sinking fund	31,350	116,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2016 and 2015	470	470
Paid-in capital	790,243	588,493
Retained earnings	1,459,081	1,302,695
TOTAL	2,249,794	1,891,658

TOTAL LIABILITIES AND EQUITY	$9,443,542	$8,747,774

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$470	$588,471	$1,235,296	$1,824,237

Net income	—	—	95,052	95,052
Preferred stock dividends	—	—	(5,155)	(5,155)

Balance at September 30, 2015	$470	$588,471	$1,325,193	$1,914,134

Balance at December 31, 2015	$470	$588,493	$1,302,695	$1,891,658

Net income	—	—	163,333	163,333
Capital contribution from parent	—	200,000	—	200,000
Capital stock redemption	—	1,750	(2,034)	(284)
Preferred stock dividends	—	—	(4,913)	(4,913)

Balance at September 30, 2016	$470	$790,243	$1,459,081	$2,249,794

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$275	$280	($5)	(2)
Commercial	151	162	(11)	(7)
Industrial	137	152	(15)	(10)
Governmental	5	5	—	—
Total retail	568	599	(31)	(5)
Sales for resale:
Associated companies	26	32	(6)	(19)
Non-associated companies	30	59	(29)	(49)
Other	31	24	7	29
Total	$655	$714	($59)	(8)

Billed Electric Energy Sales (GWh):
Residential	2,485	2,478	7	—
Commercial	1,822	1,826	(4)	—
Industrial	1,906	1,952	(46)	(2)
Governmental	68	66	2	3
Total retail	6,281	6,322	(41)	(1)
Sales for resale:
Associated companies	463	606	(143)	(24)
Non-associated companies	1,632	2,269	(637)	(28)
Total	8,376	9,197	(821)	(9)

	Nine Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$620	$661	($41)	(6)
Commercial	376	392	(16)	(4)
Industrial	337	361	(24)	(7)
Governmental	13	14	(1)	(7)
Total retail	1,346	1,428	(82)	(6)
Sales for resale:
Associated companies	19	93	(74)	(80)
Non-associated companies	105	167	(62)	(37)
Other	154	89	65	73
Total	$1,624	$1,777	($153)	(9)

Billed Electric Energy Sales (GWh):
Residential	5,918	6,449	(531)	(8)
Commercial	4,512	4,615	(103)	(2)
Industrial	5,064	5,175	(111)	(2)
Governmental	179	177	2	1
Total retail	15,673	16,416	(743)	(5)
Sales for resale:
Associated companies	1,427	1,713	(286)	(17)
Non-associated companies	6,440	6,597	(157)	(2)
Total	23,540	24,726	(1,186)	(5)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K for a discussion of the combination of the businesses formerly conducted by Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility on October 1, 2015. The effect of the business combination has been retrospectively applied to the three and nine months ended September 30, 2015 Entergy Louisiana financial statements that are presented in this report.

Results of Operations

Net Income

Third Quarter 2016 Compared to Third Quarter 2015

Net income increased $2.4 million primarily due to higher net revenue and lower taxes other than income taxes, partially offset by a higher effective income tax rate, higher depreciation and amortization expenses, and higher interest expense.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net income increased $132.2 million primarily due to the effect of a settlement with the IRS related to the 2010-2011 IRS audit, which resulted in a $136.1 million reduction of income tax expense, and lower other operation and maintenance expenses. The increase was partially offset by higher depreciation and amortization expenses and higher interest expense. See Note 10 to the financial statements herein for additional discussion of the settlement and benefit sharing.

Net Revenue

Third Quarter 2016 Compared to Third Quarter 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2016 to the third quarter 2015:

Amount
(In Millions)
2015 net revenue	$701.7
Retail electric price	16.2
Volume/weather	6.7
Net wholesale revenue	(2.9)
Transmission equalization	(3.5)
Other	1.6
2016 net revenue	$719.8

The retail electric price variance is primarily due to an increase in formula rate plan revenues, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station. See Note 2 to the financial statements herein for further discussion.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The volume/weather variance is primarily due to an increase in volume during the unbilled period, partially offset by the effect of less favorable weather on residential sales.

The net wholesale revenue variance is primarily due to lower capacity revenues resulting from the termination of the purchased power agreement between Entergy Louisiana and Entergy Texas.

The transmission equalization variance is primarily due to changes in transmission investments.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015:

Amount
(In Millions)
2015 net revenue	$1,893.6
Retail electric price	32.3
Louisiana Act 55 financing savings obligation	(17.2)
Volume/weather	(14.5)
Other	(2.4)
2016 net revenue	$1,891.8

The retail electric price variance is primarily due to an increase in formula rate plan revenues, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station. See Note 2 to the financial statements herein for further discussion.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings resulted from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 10 to the financial statements herein for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales, partially offset by an increase in industrial usage and an increase in volume during the unbilled period. The increase in industrial usage is primarily due to increased demand from new customers and expansion projects, primarily in the chemicals and transportation industries.

Other Income Statement Variances

Third Quarter 2016 Compared to Third Quarter 2015

Taxes other than income taxes decreased primarily due to a decrease in ad valorem taxes resulting from lower accruals and a decrease in local franchise taxes primarily due to lower residential and commercial revenues as compared to prior year.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Blocks 3 and 4 of the Union Power Station purchased in March 2016.

Interest expense increased primarily due to the issuance in March 2016 of $425 million of 3.25% Series collateral trust mortgage bonds and the issuance in March 2016 of $200 million of 4.95% Series first mortgage bonds,

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

partially offset by the refinancing at lower interest rates of certain first mortgage bonds. See Note 4 to the financial statements herein for further discussion of debt issuances and redemptions.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $18.9 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement costs as a result of higher discount rates used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•
a decrease of $11.3 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done during plant outages in 2016 as compared to the same period in 2015, partially offset by an increase as a result of the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016.  See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

The decrease was partially offset by an increase of $7.2 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Blocks 3 and 4 of the Union Power Station purchased in March 2016.

Interest expense increased primarily due to the issuance in March 2016 of $425 million of 3.25% Series collateral trust mortgage bonds and the issuance in March 2016 of $200 million of 4.95% Series first mortgage bonds, partially offset by the refinancing at lower interest rates of certain first mortgage bonds. See Note 4 to the financial statements herein for more discussion of debt issuances and redemptions.

Income Taxes

The effective income tax rate was 34.4% for the third quarter 2016. The difference in the effective income tax rate for the third quarter 2016 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes.

The effective income tax rate was 10.4% for the nine months ended September 30, 2016.  The difference in the effective income tax rate for the nine months ended September 30, 2016 versus the federal statutory rate of 35% was primarily due to the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit in the second quarter 2016 and book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes. See Note 10 to the financial statements herein for additional discussion of the 2010-2011 IRS audit settlement.

The effective income tax rate was 31.5% for the third quarter 2015. The difference in the effective income tax rate for the third quarter 2015 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes.

The effective income tax rate was 30.2% for the nine months ended September 30, 2015.  The difference in the effective income tax rate for the nine months ended September 30, 2015 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and the reversal of a portion of the provision for uncertain tax positions resulting from the receipt

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

of finalized tax and interest computations for the 2006-2007 audit from the IRS, partially offset by state income taxes. See Note 3 to the financial statements in the Form 10-K for a discussion of the finalized tax and interest computations for the 2006-2007 IRS audit.

Louisiana Tax Legislation

In the first and second quarters of 2016 the Louisiana Legislature conducted special sessions in which various corporate tax changes passed and were enacted. Entergy Louisiana does not consider any current changes to be material to results of operations, financial position, or cash flows. A summary of the changes is described below:

•
Restrictions were enacted on the utilization of net operating loss carryovers. Entergy Louisiana has determined that no additional valuation allowance is necessary at this time on its Louisiana net operating loss carryovers.

•
Depending on the outcome of a statewide election to amend the Louisiana Constitution in November 2016, the applicable Louisiana corporate tax rate may change slightly. It would require a deferred tax adjustment for Entergy companies that have a Louisiana nexus; however, the net effect would be less than a 1% increase in the applicable tax rate for such companies.

•
Effective January 1, 2017, franchise tax will be applicable to limited liability companies that elect to be taxed as corporations for income tax purposes. Entergy currently estimates that its combined Louisiana franchise tax liability will increase in the range of $4 million to $10 million as a result of such franchise tax change.

•
The Louisiana state sales tax rate was increased by 1% and certain tax exemptions were made temporarily inoperable. The combination of the two will likely increase Entergy Louisiana’s costs related to fuel, capital expenditures, and other operating expenses. These temporary provisions are currently scheduled to be in place through mid-2018.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$35,102	$320,516

Cash flow provided by (used in):
Operating activities	877,945	823,894
Investing activities	(1,138,425)	(692,050)
Financing activities	320,457	(188,642)
Net increase (decrease) in cash and cash equivalents	59,977	(56,798)

Cash and cash equivalents at end of period	$95,079	$263,718

Operating Activities

Net cash flow provided by operating activities increased $54.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•
a decrease of $26.4 million in income tax payments in 2016. Entergy Louisiana made income tax payments of $62.7 million in 2016 related to the 2016 payments for state taxes resulting from the correlative effect of the final settlement of the 2006-2007 IRS audit and the effect of net operating loss limitations discussed above in “Louisiana Tax Legislation”. Entergy Louisiana made income tax payments of $89.1 million in 2015 as

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

the result of adjustments associated with the settlement of the IRS audit of the 2008-2009 tax years. See Note 3 to the financial statements in the Form 10-K for a discussion of the audits;

•
proceeds of $25.1 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein for a discussion of the DOE litigation;

•	a decrease of $19.2 million in spending on nuclear refueling outages in 2016; and

•
an increase in the recovery of fuel costs in 2016 as a result of higher fuel rates. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

The increase was partially offset by an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets. See Note 11 to the financial statements herein for a discussion of the purchase of a beneficial interest in the Waterford 3 leased assets.

Investing Activities

Net cash flow used in investing activities increased $446.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•
the purchase of Power Blocks 3 and 4 of the Union Power Station for an aggregate purchase price of approximately $475 million in March 2016. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase;

•	an increase in fossil-fueled generation construction expenditures primarily due to spending on the St. Charles Power Station project in 2016;

•
cash proceeds of $58.4 million in 2015 from the transfer of Algiers assets to Entergy New Orleans in September 2015. See Note 2 to the financial statements in the Form 10-K for further discussion of the transfer;

•	an increase of $31.9 million in transmission construction expenditures due to a higher scope of work performed in 2016 as compared to the same period in 2015; and

•	an increase of $17.6 million due to various information technology projects and upgrades in 2016.

The increase was partially offset by:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•
proceeds of $17.3 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 1 to the financial statements herein for discussion of the DOE litigation; and

•	a decrease in nuclear construction expenditures primarily due to a decreased spending on compliance with NRC post-Fukushima requirements.

Financing Activities

Entergy Louisiana’s financing activities provided $320.5 million of cash for the nine months ended September 30, 2016 compared to using $188.6 million of cash for the nine months ended September 30, 2015 primarily due to the following activity:

•	the net issuance of $557.7 million of long-term debt in 2016 compared to the net retirement of $28.8 million of long-term debt in 2015;

•
the redemption in September 2015 of $100 million of 6.95% Series preferred membership interests in the connection with the Entergy Louisiana and Entergy Gulf States Louisiana business combination. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” in the Form 10-K;

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $115 million in common equity distributions in 2016. Equity distributions were lower in 2015 in anticipation of the purchase of Power Blocks 3 and 4 of the Union Power Station; and

•	net repayments of borrowings of $18.4 million on the nuclear fuel company variable interest entity’s credit facility in 2016 compared to net borrowings of $72 million in 2015.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2016	December 31, 2015
Debt to capital	51.8%	50.8%
Effect of excluding securitization bonds	(0.5%)	(0.6%)
Debt to capital, excluding securitization bonds (a)	51.3%	50.2%
Effect of subtracting cash	(0.5%)	(0.2%)
Net debt to net capital, excluding securitization bonds (a)	50.8%	50.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Louisiana’s uses and sources of capital. Entergy Louisiana seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Louisiana may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing dividends, Entergy Louisiana may receive equity contributions to maintain the targeted capital structure. Following are updates to the information provided in the Form 10-K.

Entergy Louisiana is developing its capital investment plan for 2017 through 2019 and currently anticipates making $4.7 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as the St. Charles Power Station, discussed below; the self-build option at Entergy Louisiana’s Nelson site selected in the RFP for Development and Existing Capacity and Energy Resources; transmission projects to enhance reliability, reduce congestion, and enable economic growth; environmental compliance spending, distribution spending to maintain reliability and improve service to customers, including initial investment to support

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

advanced metering; resource planning, including potential generation projects; system improvements; the nuclear fleet operational excellence initiative, as discussed below in “Nuclear Matters”; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Louisiana’s receivables from the money pool were as follows:

September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
(In Thousands)
$9,428	$6,154	$5,734	$2,815

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in August 2021.  The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2016, there were no cash borrowings and $6.4 million of letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of September 30, 2016, a $16.4 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, one in the amount of $105 million and one in the amount of $85 million, both scheduled to expire in May 2019.  As of September 30, 2016, $42 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the Entergy Louisiana Waterford 3 nuclear fuel company variable interest entity and there were no letters of credit outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

In October 2016 Entergy Louisiana issued $400 million of 2.40% Series collateral trust mortgage bonds due October 2026. Entergy Louisiana plans to use the proceeds to repay amounts outstanding of approximately $57.5 million of its Waterford 3 lessor debt due January 2017 and for general corporate purposes.

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. It is currently estimated to cost $869 million to construct, including transmission interconnection and other related costs. Testimony was filed by LPSC staff and intervenors, with LPSC staff concluding that the construction of the project serves the public convenience and necessity. Three intervenors contend that Entergy Louisiana has not established that construction of the project is in the public interest, claiming that the request for proposal excluded consideration of certain resources that could be more cost effective, that the request for proposal provided undue preference to the self-build option, and that a 30-year capacity commitment is not warranted by current supply conditions. The request for proposal independent monitor also filed testimony and a report affirming that the St. Charles Power Station was selected through an objective and fair request for proposal that showed no undue preference to any proposal. An evidentiary hearing was held in April 2016 and, in July 2016 an ALJ issued a final recommendation that the LPSC certify that the construction of St. Charles Power Station is in the public interest. While awaiting a decision by the LPSC, Entergy Louisiana has taken necessary and appropriate steps to progress the project in order to maintain an ability to achieve commercial operation in mid-2019. Project expenditures have included site clearing and preparation

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

and pre-construction design and procurement activities, primarily focused on procuring long lead time items in order to preserve the project schedule. If the LPSC was to reject the ALJ recommendation that the project serves the public interest, Entergy Louisiana would suspend project activities as necessary and appropriate to evaluate options regarding the project and the recovery of costs for work performed to date.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Retail Rates - Electric

2015 Formula Rate Plan Filing

In May 2016, Entergy Louisiana filed its formula rate plan evaluation report for its 2015 calendar year operations. The evaluation report reflects an earned return on common equity of 9.07%. As such, no adjustment to base formula rate plan revenue is required. The following other adjustments, however, are required under the formula rate plan: an increase in the legacy Entergy Louisiana additional capacity mechanism of $14.2 million; a separate increase in legacy Entergy Louisiana revenue of $10 million primarily to reflect the effects of the termination of the System Agreement; an increase in the legacy Entergy Gulf States Louisiana additional capacity mechanism of $0.5 million; a decrease in legacy Entergy Gulf States Louisiana revenue of $58.7 million primarily to reflect the effects of the termination of the System Agreement; and an increase of $11 million to the MISO cost recovery mechanism. Rates were implemented with the first billing cycle of September 2016, subject to refund.

Waterford 3 Replacement Steam Generator Project

Following the completion of the Waterford 3 replacement steam generator project, the LPSC undertook a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. In July 2014 the LPSC Staff filed testimony recommending potential project and replacement power cost disallowances of up to $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana provided further documentation and explanation requested by the LPSC staff. An evidentiary hearing was held in December 2014. At the hearing the parties maintained the positions reflected in pre-filed testimony. Entergy Louisiana believes that the replacement steam generator costs were prudently incurred and applicable legal principles support their recovery in rates.  Nevertheless, Entergy Louisiana recorded a write-off of $16 million of Waterford 3’s plant balance in December 2014 because of the uncertainty at the time associated with the resolution of the prudence review. In December 2015 the ALJ issued a proposed recommendation, which was subsequently finalized, concluding that Entergy Louisiana prudently managed the Waterford 3 replacement steam generator project, including the selection, use, and oversight of contractors, and could not reasonably have anticipated the damage to the steam generators. Nevertheless, the ALJ concluded that Entergy Louisiana was liable for the conduct of its contractor and subcontractor and, therefore, recommended a disallowance of $67 million in capital costs. Additionally, the ALJ concluded that Entergy Louisiana did not sufficiently justify the incurrence of $2 million in replacement power costs during the replacement outage. After considering the progress of the proceeding in light of the ALJ recommendation, Entergy Louisiana recorded in the fourth quarter 2015 approximately $77 million in charges, including a $45 million asset write-off and a $32 million regulatory charge, to reflect that a portion of the assets associated with the Waterford 3 replacement steam generator project is no longer probable of recovery. Entergy Louisiana maintains that the ALJ’s recommendation contains significant factual and legal errors.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

In October 2016 the parties reached a settlement in this matter.  If approved by the LPSC, the settlement effectively would provide for an agreed-upon disallowance of $67 million of plant, which had been previously written off by Entergy Louisiana, as discussed above. The settlement would also require a refund to customers of approximately $43 million, representing the revenues previously collected associated with the disallowed plant, including interest, and $2 million of replacement power costs.  Entergy Louisiana had previously recorded provisions for these refunds. Additionally, under the settlement, Entergy Louisiana would provide a one-time credit to customers of approximately $24 million, representing the value of potential future service credits agreed to by the project contractor.  The settlement provides that Entergy Louisiana can retain the value associated with these service credits, to the extent they are realized in the future. If the settlement is approved by the LPSC, the refunds and one-time credit to customers would be made in December 2016.

Ninemile 6

As discussed in the Form 10-K, in July 2015, Entergy Louisiana submitted to the LPSC a Ninemile 6 compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. Testimony filed by the LPSC staff generally supports the prudence of the management of the project and recovery of the costs incurred to complete the project. The LPSC staff had questioned the warranty coverage for one element of the project. In March 2016, Entergy Louisiana and the LPSC staff filed a joint motion to suspend the procedural schedule pending the filing of an uncontested joint stipulated settlement. In October 2016 all parties agreed to a stipulation providing that 100% of Ninemile 6 construction costs was prudently incurred and is eligible for recovery from customers, but reserving the LPSC’s rights to review the prudence of Entergy Louisiana’s actions regarding one element of the project. This stipulation is subject to LPSC approval.

Union Power Station

As discussed in the Form 10-K, in October 2015 the LPSC approved a settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station. In March 2016, Entergy Louisiana acquired Power Blocks 3 and 4 of the Union Power Station for an aggregate purchase price of approximately $474 million and implemented rates to collect the estimated first-year revenue requirement with the first billing cycle of March 2016.

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties have requested further proceedings on the prudence of Entergy Louisiana’s decision to deactivate Willow Glen 2 and 4.  This matter is pending before an ALJ, and a hearing has been scheduled in March 2017 to determine, under applicable law, whether Willow Glen 2 and 4 units should be returned to service.

Retail Rates - Gas

In January 2016, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2015. The filing showed an earned return on common equity of 10.22%, which is within the authorized bandwidth, therefore requiring no change in rates. In March 2016 the LPSC staff issued its report stating that the 2015 gas rate stabilization plan filing is in compliance with the exception of several issues that require additional information, explanation, or clarification for which the LPSC staff has reserved the right to further review. In July 2016 the parties to the proceeding filed an unopposed joint report and motion for entry of order accepting report that indicates no outstanding issues remain in the filing. Absent approval of an extension by the LPSC, test year 2015 is the final year under the current gas rate stabilization plan. In February 2016, however, Entergy Louisiana filed a motion requesting

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

to extend the term of the gas rate stabilization plan for an additional three-year term. A procedural schedule has been established, including a hearing in November 2016. The LPSC staff filed testimony supportive of the renewal of the gas rate stabilization plan. The parties submitted a motion indicating that they are working toward development of a settlement that they would seek to have approved at the November 2016 hearing.

Fuel and purchased power cost recovery

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit includes a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. Two parties intervened in the proceeding. A procedural schedule was established for the identification of issues by the intervenors and for Entergy Louisiana to submit comments regarding the LPSC staff report and any issues raised by intervenors. One intervenor sought further proceedings regarding certain issues it raised in its comments on the LPSC staff report. Entergy Louisiana filed responses to both the LPSC staff report and the issues raised by the intervenor. After conducting additional discovery, in April 2016 the LPSC staff consultant issued its supplemental audit report, which concluded that Entergy Louisiana was not imprudent on the issues raised by the intervenor. The intervenor has stated that it does not intend to pursue these issues further. In October 2016 the LPSC staff filed testimony affirming the recommendation in its audit report that nuclear dry fuel storage costs should be realigned to base rates. A procedural schedule has been established for this proceeding, including an evidentiary hearing in November 2016.

In December 2011 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  In March 2016 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $8.6 million, plus interest, to customers and realign the recovery of approximately $12.7 million from Entergy Gulf States Louisiana’s fuel adjustment clause to base rates. In September 2016 the LPSC staff filed testimony stating that is was no longer recommending a disallowance of $3.4 million of the $8.6 million discussed above, but otherwise maintained positions from its report. Entergy Louisiana has recorded a provision for the estimated outcome of this proceeding. A procedural schedule has been established for this proceeding, including a hearing in December 2016.

In June 2016 the LPSC staff provided notice of an audit of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. In recognition of the business combination that occurred in 2015, the audit notice was issued to Entergy Louisiana and will also include a review of charges to legacy Entergy Gulf States Louisiana customers prior to the business combination. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment and purchased gas adjustment mechanisms for the period from 2012 through 2015. Discovery has not commenced.

Other dockets

In March 2016 the LPSC opened two dockets to examine, on a generic basis, issues that it identified in connection with its review of Cleco Corporation’s acquisition by third party investors.  The first docket is captioned “In re: Investigation of double leveraging issues for all LPSC-jurisdictional utilities,” and the second is captioned “In re: Investigation of tax structure issues for all LPSC-jurisdictional utilities.”  In April 2016 the LPSC clarified that the concerns giving rise to the two dockets arose as a result of its review of the structure of the recently-approved Cleco-Macquarie transaction and that the specific intent of the directives is to seek more information regarding intra-corporate debt financing of a utility’s capital structure as well as the use of investment tax credits to mitigate the tax obligation at the parent level of a consolidated entity.  No schedule has been set for either docket.

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

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following are updates to that discussion. Also see the “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Waterford 3’s operating license is currently due to expire in December 2024.  In March 2016, Entergy Louisiana filed an application with the NRC for an extension of Waterford 3’s operating license to 2044.

In June 2012 the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings. The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions. The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that the NEPA requires the NRC to address before it issues a renewed license. Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Waterford 3. In August 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward. In September 2014 the NRC published a new final Waste Confidence rule, named Continued Storage of Spent Nuclear Fuel, that for licensing purposes adopts non-site specific findings concerning the environmental impacts of the continued storage of spent nuclear fuel at reactor sites - for 60 years, 100 years, and indefinitely - after the reactor’s licensed period of operations. The NRC also issued an order lifting its suspension of licensing proceedings after the final rule’s effective date in October 2014. After the final rule became effective, New York, Connecticut, and Vermont filed a challenge to the rule in the U.S. Court of Appeals. In June 2016 the court denied the challenge.

In 2016, Entergy conducted a comprehensive evaluation of the Entergy nuclear fleet and determined that it is necessary to increase investments in its nuclear plants to position the fleet for sustained operational excellence during each plant’s expected operating life. These investments will result in increased operating and capital costs associated with operating Entergy’s nuclear plants going forward.  The preliminary estimates of the incremental capital costs for 2017 through 2019 identified through this initiative are estimated to be $315 million for Entergy Louisiana. The current estimates of the capital costs identified through this initiative are included in Entergy Louisiana’s capital investment plan preliminary estimate for 2017 through 2019 given in “Liquidity and Capital Resources - Uses and Sources of Capital” above. The incremental increases in other operation and maintenance expenses identified through this initiative are preliminarily estimated to be approximately $55 million in 2017, $75 million in 2018, and $75 million in 2019 for Entergy Louisiana. In addition, nuclear refueling outage expenses are expected to increase going forward.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, unbilled revenue, and qualified pension and other postretirement benefits. The following is an update to that discussion.

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

(page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,240,217	$1,289,642	$3,166,380	$3,398,781
Natural gas	9,235	8,840	37,251	43,491
TOTAL	1,249,452	1,298,482	3,203,631	3,442,272

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	261,979	250,482	616,402	647,131
Purchased power	261,212	341,198	677,309	901,957
Nuclear refueling outage expenses	12,894	11,248	38,648	34,187
Other operation and maintenance	229,717	231,333	668,738	700,411
Decommissioning	11,812	10,936	34,978	32,365
Taxes other than income taxes	38,129	44,143	124,857	128,204
Depreciation and amortization	114,251	109,562	336,294	327,188
Other regulatory charges (credits) - net	6,507	5,144	18,084	(451)
TOTAL	936,501	1,004,046	2,515,310	2,770,992

OPERATING INCOME	312,951	294,436	688,321	671,280

OTHER INCOME
Allowance for equity funds used during construction	6,735	5,499	18,479	15,194
Interest and investment income	38,731	37,632	116,398	112,429
Miscellaneous - net	(4,429)	(2,976)	(10,044)	(7,764)
TOTAL	41,037	40,155	124,833	119,859

INTEREST EXPENSE
Interest expense	68,396	64,417	204,259	194,701
Allowance for borrowed funds used during construction	(3,455)	(3,034)	(9,735)	(8,527)
TOTAL	64,941	61,383	194,524	186,174

INCOME BEFORE INCOME TAXES	289,047	273,208	618,630	604,965

Income taxes	99,541	86,068	64,193	182,735

NET INCOME	189,506	187,140	554,437	422,230

Preferred dividend requirements and other	—	1,850	—	5,737

EARNINGS APPLICABLE TO COMMON EQUITY	$189,506	$185,290	$554,437	$416,493

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)

Net Income	$189,506	$187,140	$554,437	$422,230
Other comprehensive income (loss)
Pension and other postretirement liabilities
(net of tax expense (benefit) of ($145), $258, ($404), and $803)	(232)	412	(725)	1,204
Other comprehensive income (loss)	(232)	412	(725)	1,204
Comprehensive Income	$189,274	$187,552	$553,712	$423,434

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$554,437	$422,230
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	462,007	451,967
Deferred income taxes, investment tax credits, and non-current taxes accrued	155,996	4,574
Changes in working capital:
Receivables	(159,517)	(137,129)
Fuel inventory	(1,578)	(650)
Accounts payable	(18,420)	2,500
Prepaid taxes and taxes accrued	(55,780)	179,275
Interest accrued	7,531	2,227
Deferred fuel costs	(6,091)	(21,311)
Other working capital accounts	(2,503)	(38,176)
Changes in provisions for estimated losses	1,658	(4,747)
Changes in other regulatory assets	73,920	78,809
Changes in pension and other postretirement liabilities	(63,735)	(52,046)
Other	(69,980)	(63,629)
Net cash flow provided by operating activities	877,945	823,894

INVESTING ACTIVITIES
Construction expenditures	(675,248)	(568,812)
Allowance for equity funds used during construction	18,479	15,194
Payment for purchase of plant	(474,670)	—
Nuclear fuel purchases	(49,219)	(216,721)
Proceeds from the sale of nuclear fuel	64,498	54,595
Payments to storm reserve escrow account	—	(206)
Changes to securitization account	(6,649)	(6,837)
Proceeds from nuclear decommissioning trust fund sales	178,183	93,580
Investment in nuclear decommissioning trust funds	(206,976)	(118,341)
Changes in money pool receivable - net	(3,274)	(2,919)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	17,274	—
Changes in other investments - net	(823)	—
Proceeds from sale of assets	—	58,417
Net cash flow used in investing activities	(1,138,425)	(692,050)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,389,315	—
Retirement of long-term debt	(831,632)	(28,819)
Redemption of preferred stock	—	(10,284)
Redemption of preferred membership interests	—	(100,002)
Changes in credit borrowings - net	(18,385)	72,020
Distributions paid:
Common equity	(215,000)	(100,000)
Preferred membership interests	—	(6,082)
Other	(3,841)	(15,475)
Net cash flow provided by (used in) financing activities	320,457	(188,642)

Net increase (decrease) in cash and cash equivalents	59,977	(56,798)
Cash and cash equivalents at beginning of period	35,102	320,516
Cash and cash equivalents at end of period	$95,079	$263,718

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$251,196	$186,865
Income taxes	$62,676	$89,123

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$37,460	$348
Temporary cash investments	57,619	34,754
Total cash and cash equivalents	95,079	35,102
Accounts receivable:
Customer	253,637	179,051
Allowance for doubtful accounts	(6,656)	(4,209)
Associated companies	127,871	94,418
Other	108,213	56,793
Accrued unbilled revenues	188,797	143,079
Total accounts receivable	671,862	469,132
Fuel inventory	49,623	48,045
Materials and supplies - at average cost	313,764	282,688
Deferred nuclear refueling outage costs	29,566	66,984
Prepayments and other	42,887	28,294
TOTAL	1,202,781	930,245

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,124,821	1,042,293
Storm reserve escrow account	291,245	290,422
Non-utility property - at cost (less accumulated depreciation)	209,969	206,293
Other	28,882	14,776
TOTAL	3,045,504	2,944,371

UTILITY PLANT
Electric	19,038,635	17,629,077
Natural gas	169,241	159,252
Property under capital lease	—	341,514
Construction work in progress	547,968	420,874
Nuclear fuel	266,085	386,524
TOTAL UTILITY PLANT	20,021,929	18,937,241
Less - accumulated depreciation and amortization	8,764,536	8,302,774
UTILITY PLANT - NET	11,257,393	10,634,467

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	474,622	478,243
Other regulatory assets (includes securitization property of $97,805 as of September 30, 2016 and $114,701 as of December 31, 2015)	1,147,575	1,217,874
Deferred fuel costs	168,122	168,122
Other	16,846	14,125
TOTAL	1,807,165	1,878,364

TOTAL ASSETS	$17,312,843	$16,387,447

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$200,198	$29,372
Short-term borrowings	41,971	60,356
Accounts payable:
Associated companies	91,071	165,419
Other	317,672	276,280
Customer deposits	149,293	146,555
Taxes accrued	69,362	125,142
Interest accrued	81,911	74,380
Deferred fuel costs	59,143	65,234
Other	90,792	79,982
TOTAL	1,101,413	1,022,720

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,657,512	2,506,956
Accumulated deferred investment tax credits	127,996	131,760
Regulatory liability for income taxes - net	—	2,473
Other regulatory liabilities	849,470	818,623
Decommissioning	1,068,709	1,027,862
Accumulated provisions	311,940	310,282
Pension and other postretirement liabilities	769,240	833,185
Long-term debt (includes securitization bonds of $110,783 as of September 30, 2016 and $120,549 as of December 31, 2015)	5,207,699	4,806,790
Long-term payables - associated companies	134	1,073
Other	142,728	188,411
TOTAL	11,135,428	10,627,415

Commitments and Contingencies

EQUITY
Member's equity	5,133,139	4,793,724
Accumulated other comprehensive loss	(57,137)	(56,412)
TOTAL	5,076,002	4,737,312

TOTAL LIABILITIES AND EQUITY	$17,312,843	$16,387,447

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Loss	Total
		(In Thousands)

Balance at December 31, 2014	$110,000	$4,316,210	($79,223)	$4,346,987

Net income	—	422,230	—	422,230
Other comprehensive income	—	—	1,204	1,204
Preferred stock redemptions	(110,000)	—	—	(110,000)
Distributions declared on common equity	—	(100,000)	—	(100,000)
Distributions declared on preferred membership interests	—	(5,737)	—	(5,737)
Other	—	(313)	—	(313)

Balance at September 30, 2015	$—	$4,632,390	($78,019)	$4,554,371

Balance at December 31, 2015	$—	$4,793,724	($56,412)	$4,737,312

Net income	—	554,437	—	554,437
Other comprehensive loss	—	—	(725)	(725)
Distributions declared on common equity	—	(215,000)	—	(215,000)
Other	—	(22)	—	(22)

Balance at September 30, 2016	$—	$5,133,139	($57,137)	$5,076,002

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS (a)
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$413	$443	($30)	(7)
Commercial	273	292	(19)	(7)
Industrial	361	388	(27)	(7)
Governmental	18	18	—	—
Total retail	1,065	1,141	(76)	(7)
Sales for resale:
Associated companies	116	111	5	5
Non-associated companies	13	5	8	—
Other	46	33	13	39
Total	$1,240	$1,290	($50)	(4)

Billed Electric Energy Sales (GWh):
Residential	4,635	4,804	(169)	(4)
Commercial	3,363	3,465	(102)	(3)
Industrial	7,345	7,442	(97)	(1)
Governmental	208	194	14	7
Total retail	15,551	15,905	(354)	(2)
Sales for resale:
Associated companies	2,360	2,158	202	9
Non-associated companies	335	179	156	87
Total	18,246	18,242	4	—

	Nine Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$913	$1,030	($117)	(11)
Commercial	694	759	(65)	(9)
Industrial	1,006	1,074	(68)	(6)
Governmental	50	51	(1)	(2)
Total retail	2,663	2,914	(251)	(9)
Sales for resale:
Associated companies	310	314	(4)	(1)
Non-associated companies	37	29	8	28
Other	156	142	14	—
Total	$3,166	$3,399	($233)	(7)

Billed Electric Energy Sales (GWh):
Residential	10,608	11,428	(820)	(7)
Commercial	8,622	8,922	(300)	(3)
Industrial	21,662	20,757	905	4
Governmental	602	571	31	5
Total retail	41,494	41,678	(184)	—
Sales for resale:
Associated companies	6,104	5,839	265	5
Non-associated companies	1,321	577	744	129
Total	48,919	48,094	825	2

(a) Amounts have been retrospectively adjusted to reflect the effects of the Entergy Louisiana and Entergy Gulf States Louisiana business combination for the three and nine months ended September 30, 2015. See Note 1 to the financial statements in the Form 10-K for a discussion of the business combination.

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2016 Compared to Third Quarter 2015

Net income increased $10 million primarily due to higher net revenue, partially offset by higher other operation and maintenance expenses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net income increased $8.1 million primarily due to lower other operation and maintenance expenses and a lower effective income tax rate, partially offset by higher depreciation and amortization expenses and lower net revenue.

Net Revenue

Third Quarter 2016 Compared to Third Quarter 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2016 to the third quarter 2015:

Amount
(In Millions)
2015 net revenue	$191.3
Retail electric price	17.4
Volume/weather	6.5
Other	(0.5)
2016 net revenue	$214.7

The retail electric price variance is primarily due to a $19.4 million net annual increase in revenues, as approved by the MPSC, effective with the first billing cycle of July 2016, and an increase in the storm damage rider.  See Note 2 to the financial statements herein for more discussion on the formula rate plan and the storm damage rider.

The volume/weather variance is primarily due to an increase of 60 GWh, or 1%, in billed electricity usage, including an increase in industrial usage and an increase in volume during the unbilled period, partially offset by the effect of less favorable weather on residential and commercial sales. The increase in industrial usage is primarily due to new customers and expansion projects, primarily in the pulp and paper industry, and an increase in existing industrial customer usage, primarily in the primary metals industry.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015:

Amount
(In Millions)
2015 net revenue	$546.0
Reserve equalization	(2.8)
Net wholesale revenue	(2.5)
Retail electric price	5.1
Other	(4.6)
2016 net revenue	$541.2

The reserve equalization revenue variance is primarily due to the absence of reserve equalization revenue as compared to the same period in 2015 resulting from Entergy Mississippi’s exit from the System Agreement in November 2015.

The net wholesale revenue variance is primarily due to Entergy Mississippi’s exit from the System Agreement in November 2015.

The retail electric price variance is primarily due to a $19.4 million net annual increase in revenues, as approved by the MPSC, effective with the first billing cycle of July 2016, and an increase in the storm damage rider.  See Note 2 to the financial statements herein for more discussion on the formula rate plan and the storm damage rider.

Other Income Statement Variances

Third Quarter 2016 Compared to Third Quarter 2015

Other operation and maintenance expenses increased primarily due to an increase of $6.8 million in storm damage provisions and an increase of $2.1 million in distribution expenses primarily due to higher vegetation maintenance. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $14.8 million in fossil-fueled generation expenses primarily due to a lower scope of work done during plant outages in 2016 as compared to the same period in 2015;

•
a decrease of $2.9 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs; and

•	a $2.6 million loss recognized in 2015 on the disposition of plant components.

The decrease was partially offset by an increase of $5.1 million in storm damage provisions and an increase of $4.8 million in distribution expenses primarily due to higher vegetation maintenance. See Note 2 to the financial statements in the Form 10-K for a discussion of storm cost recovery.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rate was 38.6% for the third quarter 2016 and 36.9% for the nine months ended September 30, 2016. The differences in the effective income tax rates for the third quarter 2016 and the nine months ended September 30, 2016 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items.

The effective income tax rate was 39.2% for the third quarter 2015 and 39.3% for the nine months ended September 30, 2015. The differences in the effective income tax rates for the third quarter 2015 and the nine months ended September 30, 2015 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$145,605	$61,633

Cash flow provided by (used in):
Operating activities	141,960	306,255
Investing activities	(244,814)	(134,964)
Financing activities	265,513	(38,461)
Net increase in cash and cash equivalents	162,659	132,830

Cash and cash equivalents at end of period	$308,264	$194,463

Operating Activities

Net cash flow provided by operating activities decreased $164.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•	decreased recovery of fuel costs in 2016 as compared to the same period in 2015;

•	the timing of collections from customers;

•
$15.3 million in insurance proceeds received in 2015 related to the Baxter Wilson plant event. See Note 8 to the financial statements in the Form 10-K for a discussion on the Baxter Wilson plant event; and

•
a decrease of $6.5 million in pension contributions in 2016. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by the timing of payments to vendors.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $109.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•	an increase in transmission construction expenditures primarily due to a higher scope of work performed in 2016 as compared to the same period in 2015;

•	money pool activity;

•
insurance proceeds of $12.9 million received in 2015 related to the Baxter Wilson plant event. See Note 8 to the financial statements in the Form 10-K for a discussion on the Baxter Wilson plant event;

•	an increase of $10.4 million due to various information technology projects and upgrades; and

•	an increase in distribution construction expenditures primarily due to a higher scope of non-storm related work performed in 2016 as compared to the same period in 2015.

Increases in Entergy Mississippi’s receivable from the money pool are a use of cash flow, and Entergy Mississippi’s receivable from the money pool increased by $25 million for the nine months ended September 30, 2016 compared to increasing by $3.6 million for the nine months ended September 30, 2015. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy Mississippi’s financing activities provided $265.5 million of cash for the nine months ended September 30, 2016 compared to using $38.5 million of cash for the nine months ended September 30, 2015 primarily due to the net issuance of $291.6 million of long-term debt in 2016 and a decrease of $12.3 million in common stock dividends paid in 2016 as compared to the same period in 2015.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2016.

	September 30, 2016	December 31, 2015
Debt to capital	54.3%	49.7%
Effect of subtracting cash	(6.5%)	(3.8%)
Net debt to net capital	47.8%	45.9%

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

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Mississippi’s uses and sources of capital. Entergy Mississippi seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure. To the extent that operating cash flows are insufficient to support planned investments, Entergy Mississippi may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure. Due to the variability in many of the components of operating cash flows as well as the variability in investments, the amount of cash available for dividends can change significantly from year to year. Following are updates to the information provided in the Form 10-K.

Entergy Mississippi is developing its capital investment plan for 2017 through 2019 and currently anticipates making $1 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects, system improvements, and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Mississippi’s receivables from the money pool were as follows:

September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
(In Thousands)
$50,916	$25,930	$4,260	$644

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire in May 2017. No borrowings were outstanding under the credit facilities as of September 30, 2016.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of September 30, 2016, a $10.2 million letter of credit was outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

In October 2016, Entergy Mississippi used the proceeds from the September 2016 issuance of $260 million of 4.90% Series first mortgage bonds due October 2066, together with other funds, to pay, prior to maturity, its $80 million of 6.2% Series first mortgage bonds due April 2040, to pay, prior to maturity, its $150 million of 6.0% Series first mortgage bonds due May 2051, and to redeem $30 million of its 6.25% Series preferred stock.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Formula Rate Plan

In March 2016, Entergy Mississippi submitted its formula rate plan 2016 test year filing showing Entergy Mississippi’s projected earned return for the 2016 calendar year to be below the formula rate plan bandwidth. The filing showed a $32.6 million rate increase was necessary to reset Entergy Mississippi’s earned return on common equity to the specified point of adjustment of 9.96%, within the formula rate plan bandwidth. In June 2016 the MPSC approved Entergy Mississippi’s joint stipulation with the Mississippi Public Utilities Staff. The joint stipulation provided for a total revenue increase of $23.7 million. The revenue increase includes a $19.4 million increase through the formula rate plan, resulting in a return on common equity point of adjustment of 10.07%. The revenue increase also includes $4.3 million in incremental ad valorem tax expenses to be collected through an updated ad valorem tax adjustment rider. The revenue increase and ad valorem tax adjustment rider were effective with the July 2016 bills.

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

In January 2014 the U.S. Supreme Court issued a decision in which it held that cases brought by attorneys general as the sole plaintiff to enforce state laws were not considered “mass actions” under the Class Action Fairness Act, so as to establish federal subject matter jurisdiction. One day later the Attorney General renewed his motion to remand the Entergy case back to state court, citing the U.S. Supreme Court’s decision. The defendant Entergy companies

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

responded to that motion reiterating the additional grounds asserted for federal question jurisdiction, and the District Court held oral argument on the renewed motion to remand in February 2014. In April 2015 the District Court entered an order denying the renewed motion to remand, holding that the District Court has federal question subject matter jurisdiction. The Attorney General appealed to the U.S. Fifth Circuit Court of Appeals the denial of the motion to remand. In July 2015 the Fifth Circuit issued an order denying the appeal, and the Attorney General subsequently filed a petition for rehearing of the request for interlocutory appeal, which was also denied. In December 2015 the District Court ordered that the parties submit to the court undisputed and disputed facts that are material to the Entergy defendants’ motion for judgment on the pleadings, as well as supplemental briefs regarding the same. Those filings were made in January 2016.

In September 2016 the Attorney General filed a mandamus petition with the U.S. Fifth Circuit Court of Appeals in which the Attorney General asked the Fifth Circuit to order the chief judge to reassign this case to another judge. The District Court denied the Entergy companies’ motion for judgment on the pleadings. The Entergy companies filed a motion seeking to amend the District Court’s order denying the Entergy companies’ motion for judgment on the pleadings and allowing an interlocutory appeal. The Fifth Circuit granted the Attorney General’s motion for writ of mandamus and directed the chief judge to assign the case to a new judge. The case has now been reassigned, and the Entergy companies’ motion to amend the order remains pending.

Storm Damage Provision and Storm Cost Recovery

As discussed in the Form 10-K, in February 2015, Entergy Mississippi provided notice to the Mississippi Public Utilities Staff that the storm damage provision would be set to zero effective with the March 2015 billing cycle as a result of Entergy Mississippi’s storm damage provision balance exceeding $15 million as of January 31, 2015, but would return to its current level when the storm damage provision balance becomes less than $10 million. As of April 30, 2016, Entergy Mississippi’s storm damage provision balance was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with June 2016 bills. As of September 30, 2016, however, Entergy Mississippi’s storm damage provision balance again exceeded $15 million. In October 2016, Entergy Mississippi provided notice to the Mississippi Public Utilities Staff that the storm damage provision will be reset to zero beginning with the November 2016 billing cycle and continuing until the balance again becomes less than $10 million, at which time it will return to its prior level.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for unbilled revenue and qualified pension and other postretirement benefits. The following is an update to that discussion.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$309,739	$410,743	$820,923	$1,116,533

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	3,444	89,512	64,790	244,331
Purchased power	87,070	120,697	216,814	308,618
Other operation and maintenance	67,155	60,504	178,809	190,690
Taxes other than income taxes	24,837	24,082	68,821	72,219
Depreciation and amortization	34,438	32,459	101,746	95,888
Other regulatory charges (credits) - net	4,483	9,225	(1,832)	17,598
TOTAL	221,427	336,479	629,148	929,344

OPERATING INCOME	88,312	74,264	191,775	187,189

OTHER INCOME
Allowance for equity funds used during construction	1,441	713	4,072	2,094
Interest and investment income	129	50	490	105
Miscellaneous - net	(849)	(743)	(2,604)	(2,675)
TOTAL	721	20	1,958	(476)

INTEREST EXPENSE
Interest expense	13,866	14,527	43,866	43,164
Allowance for borrowed funds used during construction	(741)	(376)	(2,099)	(1,117)
TOTAL	13,125	14,151	41,767	42,047

INCOME BEFORE INCOME TAXES	75,908	60,133	151,966	144,666

Income taxes	29,296	23,557	56,042	56,876

NET INCOME	46,612	36,576	95,924	87,790

Preferred dividend requirements and other	707	707	2,121	2,121

EARNINGS APPLICABLE TO COMMON STOCK	$45,905	$35,869	$93,803	$85,669

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$95,924	$87,790
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	101,746	95,888
Deferred income taxes, investment tax credits, and non-current taxes accrued	43,201	(9,178)
Changes in assets and liabilities:
Receivables	(39,253)	4,628
Fuel inventory	412	(6,627)
Accounts payable	25,200	(14,918)
Taxes accrued	(765)	52,202
Interest accrued	(2,349)	(5,241)
Deferred fuel costs	(79,671)	81,084
Other working capital accounts	(1,910)	(6,528)
Provisions for estimated losses	5,221	(1,670)
Other regulatory assets	18,851	46,016
Pension and other postretirement liabilities	(18,871)	(22,345)
Other assets and liabilities	(5,776)	5,154
Net cash flow provided by operating activities	141,960	306,255

INVESTING ACTIVITIES
Construction expenditures	(223,643)	(146,410)
Allowance for equity funds used during construction	4,072	2,094
Insurance proceeds	—	12,932
Changes in money pool receivable - net	(24,986)	(3,616)
Other	(257)	36
Net cash flow used in investing activities	(244,814)	(134,964)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	624,034	—
Retirement of long-term debt	(332,400)	—
Dividends paid:
Common stock	(24,000)	(36,250)
Preferred stock	(2,121)	(2,121)
Other	—	(90)
Net cash flow provided by (used in) financing activities	265,513	(38,461)

Net increase in cash and cash equivalents	162,659	132,830
Cash and cash equivalents at beginning of period	145,605	61,633
Cash and cash equivalents at end of period	$308,264	$194,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$44,209	$46,449
Income taxes	$3,878	$2,597

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$961	$1,426
Temporary cash investments	307,303	144,179
Total cash and cash equivalents	308,264	145,605
Accounts receivable:
Customer	56,699	56,685
Allowance for doubtful accounts	(687)	(718)
Associated companies	85,361	34,964
Other	8,328	8,276
Accrued unbilled revenues	61,029	47,284
Total accounts receivable	210,730	146,491
Fuel inventory - at average cost	50,861	51,273
Materials and supplies - at average cost	40,396	39,491
Prepayments and other	8,380	5,184
TOTAL	618,631	388,044

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,612	4,625
Escrow accounts	31,816	41,726
TOTAL	36,428	46,351

UTILITY PLANT
Electric	4,223,311	4,083,933
Property under capital lease	1,936	2,942
Construction work in progress	137,717	114,067
TOTAL UTILITY PLANT	4,362,964	4,200,942
Less - accumulated depreciation and amortization	1,582,162	1,534,522
UTILITY PLANT - NET	2,780,802	2,666,420

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	39,243	45,790
Other regulatory assets	318,777	328,681
Other	2,920	2,121
TOTAL	360,940	376,592

TOTAL ASSETS	$3,796,801	$3,477,407

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$—	$125,000
Accounts payable:
Associated companies	37,869	38,496
Other	70,443	51,502
Customer deposits	83,479	81,583
Taxes accrued	42,696	43,461
Interest accrued	18,482	20,831
Deferred fuel costs	28,083	107,754
Other	12,906	22,754
TOTAL	293,958	491,381

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	840,514	810,635
Accumulated deferred investment tax credits	7,441	4,645
Asset retirement cost liabilities	8,602	8,252
Accumulated provisions	53,283	48,062
Pension and other postretirement liabilities	101,338	120,217
Long-term debt	1,344,305	920,085
Other	15,126	11,699
TOTAL	2,370,609	1,923,595

Commitments and Contingencies

Preferred stock without sinking fund	50,381	50,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2016 and 2015	199,326	199,326
Capital stock expense and other	(690)	(690)
Retained earnings	883,217	813,414
TOTAL	1,081,853	1,012,050

TOTAL LIABILITIES AND EQUITY	$3,796,801	$3,477,407

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$199,326	($690)	$763,534	$962,170

Net income	—	—	87,790	87,790
Common stock dividends	—	—	(36,250)	(36,250)
Preferred stock dividends	—	—	(2,121)	(2,121)

Balance at September 30, 2015	$199,326	($690)	$812,953	$1,011,589

Balance at December 31, 2015	$199,326	($690)	$813,414	$1,012,050

Net income	—	—	95,924	95,924
Common stock dividends	—	—	(24,000)	(24,000)
Preferred stock dividends	—	—	(2,121)	(2,121)

Balance at September 30, 2016	$199,326	($690)	$883,217	$1,081,853

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$141	$182	($41)	(23)
Commercial	102	137	(35)	(26)
Industrial	34	45	(11)	(24)
Governmental	10	13	(3)	(23)
Total retail	287	377	(90)	(24)
Sales for resale:
Associated companies	—	23	(23)	(100)
Non-associated companies	11	3	8	267
Other	12	8	4	50
Total	$310	$411	($101)	(25)

Billed Electric Energy Sales (GWh):
Residential	1,955	1,935	20	1
Commercial	1,477	1,494	(17)	(1)
Industrial	693	638	55	9
Governmental	128	126	2	2
Total retail	4,253	4,193	60	1
Sales for resale:
Associated companies	—	447	(447)	(100)
Non-associated companies	384	100	284	284
Total	4,637	4,740	(103)	(2)

	Nine Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$345	$455	($110)	(24)
Commercial	275	362	(87)	(24)
Industrial	97	126	(29)	(23)
Governmental	29	37	(8)	(22)
Total retail	746	980	(234)	(24)
Sales for resale:
Associated companies	—	66	(66)	(100)
Non-associated companies	21	9	12	133
Other	54	62	(8)	(13)
Total	$821	$1,117	($296)	(26)

Billed Electric Energy Sales (GWh):
Residential	4,325	4,523	(198)	(4)
Commercial	3,682	3,745	(63)	(2)
Industrial	1,829	1,699	130	8
Governmental	328	325	3	1
Total retail	10,164	10,292	(128)	(1)
Sales for resale:
Associated companies	—	1,354	(1,354)	(100)
Non-associated companies	759	193	566	293
Total	10,923	11,839	(916)	(8)

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2016 Compared to Third Quarter 2015

Net income increased $4.5 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by higher depreciation and amortization expenses.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net income increased $5.4 million primarily due to lower other operation and maintenance expenses and higher net revenue, partially offset by higher depreciation and amortization expenses, higher interest expense, and a higher effective income tax rate.

Net Revenue

Third Quarter 2016 Compared to Third Quarter 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the third quarter 2016 to the third quarter 2015:

Amount
(In Millions)
2015 net revenue	$88.6
Retail electric price	10.8
Other	(3.4)
2016 net revenue	$96.0

The retail electric price variance is primarily due to an increase in the purchased power and capacity acquisition cost recovery rider, as approved by the City Council, effective with the first billing cycle of March 2016, primarily related to the purchase of Power Block 1 of the Union Power Station. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015:

Amount
(In Millions)
2015 net revenue	$234.3
Retail electric price	26.0
Net gas revenue	(3.1)
Volume/weather	(5.3)
Other	(7.5)
2016 net revenue	$244.4

The retail electric price variance is primarily due to an increase in the purchased power and capacity acquisition cost recovery rider, as approved by the City Council, effective with the first billing cycle of March 2016, primarily related to the purchase of Power Block 1 of the Union Power Station. The increase was partially offset by lower storm reserve rider revenues due to the cessation of the storm reserve rider in August 2015. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase. See Note 2 to the financial statements in the Form 10-K for further discussion of storm cost recovery.

The net gas revenue variance is primarily due to the effect of less favorable weather on residential and commercial sales.

The volume/weather variance is primarily due to a decrease of 185 GWh, or 4%, in billed electricity usage, including the effect of less favorable weather on residential sales, partially offset by a 2% increase in the average number of electric customers.

Other Income Statement Variances

Third Quarter 2016 Compared to Third Quarter 2015

Other operation and maintenance expenses decreased primarily due to a decrease of $1.8 million due to lower transmission equalization expenses, as allocated under the System Agreement, as compared to the same period in 2015 primarily as a result of Entergy Mississippi’s exit from the System Agreement in November 2015.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Block 1 of the Union Power Station purchased in March 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Other operation and maintenance expenses decreased primarily due to a decrease of $4.9 million due to lower transmission equalization expenses, as allocated under the System Agreement, as compared to the same period in 2015 primarily as a result of Entergy Mississippi’s exit from the System Agreement in November 2015 and a decrease of $4.4 million primarily due to the cessation of storm damage provisions in August 2015. See Note 2 to the financial statements in the Form 10-K for further discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Block 1 of the Union Power Station purchased in March 2016.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Interest expense increased primarily due to the issuance of $110 million of 5.50% Series first mortgage bonds in March 2016 and the issuance of $98.7 million of storm cost recovery bonds in July 2015. See Note 4 to the financial statements herein for further discussion of debt issuances and redemptions.

Income Taxes

The effective income tax rate was 36.5% for the third quarter 2016 and 38.9% for the nine months ended September 30, 2016. The differences in the effective income tax rates for the third quarter 2016 and the nine months ended September 30, 2016 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting.

The effective income tax rate was 37.7% for the third quarter 2015 and 36% for the nine months ended September 30, 2015. The differences in the effective income tax rates for the third quarter 2015 and the nine months ended September 30, 2015 versus the federal statutory rate of 35% were primarily due to state income taxes, certain book and tax differences related to utility plant items, and the provision for uncertain tax positions, partially offset by flow-through tax accounting.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$88,876	$42,389

Cash flow provided by (used in):
Operating activities	92,823	83,454
Investing activities	(290,944)	(133,489)
Financing activities	147,134	28,919
Net decrease in cash and cash equivalents	(50,987)	(21,116)

Cash and cash equivalents at end of period	$37,889	$21,273

Operating Activities

Net cash flow provided by operating activities increased $9.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•	an increase in net revenue;

•	$3.2 million in payments made in 2015 related to settlements on asbestos claims; and

•
a decrease of $2.4 million in pension contributions in 2016. See "MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates" in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding.

The increase in cash flow was partially offset by an increase of $8.5 million in income taxes paid. Entergy New Orleans made income tax payments of $8.5 million in 2016 primarily due to state income taxes resulting from the effect of net operating loss limitations recently enacted by the state of Louisiana.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $157.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the purchase of Power Block 1 of the Union Power Station for approximately $237 million in March 2016. See Note 13 to the financial statements herein for discussion of the Union Power Station purchase. The increase was partially offset by a deposit of $63.9 million into the storm reserve escrow account in July 2015 and money pool activity. See Note 5 to the financial statements in the Form 10-K for a discussion of the issuance in July 2015 of securitization bonds to recover storm costs.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $9.6 million in 2016.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $118.2 million for nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•	the issuance of $100 million of 5.50% Series first mortgage bonds in March 2016;

•
the issuance of $85 million of 4% Series first mortgage bonds in May 2016. Entergy New Orleans used the proceeds to pay, prior to maturity, its $33.271 million of 5.6% Series first mortgage bonds due September 2024 and to pay, prior to maturity, its $37.772 million of 5.65% Series first mortgage bonds due September 2029;

•
the purchase of Entergy Louisiana’s Algiers assets in September 2015. The cash portion of the purchase is reflected as a repayment of a long-term payable due to Entergy Louisiana in the cash flow statement. See Note 2 to the financial statements in the Form 10-K for further discussion of the Algiers asset transfer and accounting for the transaction; and

•	a $47.8 million capital contribution received from Entergy Corporation in March 2016 in anticipation of Entergy New Orleans’s purchase of Power Block 1 of the Union Power Station.

The increase was offset by the issuance of $98.7 million of storm costs recovery bonds in July 2015 and an increase of $6.8 million in common stock dividends paid in 2016.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio is primarily due to the issuance of long-term debt in 2016, partially offset by the $47.8 million capital contribution received from Entergy Corporation in March 2016.

	September 30, 2016	December 31, 2015
Debt to capital	50.5%	48.1%
Effect of excluding securitization bonds	(5.4%)	(8.1%)
Debt to capital, excluding securitization bonds (a)	45.1%	40.0%
Effect of subtracting cash	(2.7%)	(10.0%)
Net debt to net capital, excluding securitization bonds (a)	42.4%	30.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Entergy New Orleans, Inc. and Subsidiaries
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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources ” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Entergy New Orleans seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy New Orleans may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing dividends, Entergy New Orleans may receive equity contributions to maintain the targeted capital structure. Following are updates to the information provided in the Form 10-K.

Entergy New Orleans is developing its capital investment plan for 2017 through 2019 and currently anticipates making $500 million in capital investments during that period.  The estimate includes amounts associated with specific investments such as the New Orleans Power Station discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans’s receivables from the money pool were as follows:

September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
(In Thousands)
$6,172	$15,794	$452	$442

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2018. The credit facility allows Entergy New Orleans to issue letters of credit against $10 million of the borrowing capacity of the facility. As of September 30, 2016, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of September 30, 2016, a $12.9 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy New Orleans has obtained long-term financing authorization from the City Council that extends through June 2018.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 megawatt advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which facility was deactivated effective May 31, 2016. The current estimated cost of the New Orleans Power Station is $216 million. A procedural schedule has been established with a decision expected no later than April 2017. Subject to timely approval by the City Council and receipt of other permits and approvals, commercial operation is estimated to occur by late-2019.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following is an update to that discussion.

As discussed in the Form 10-K, in November 2015 the City Council authorized expansion of the terms of the purchased power and capacity acquisition cost recovery rider to recover the non-fuel purchased power expense from Ninemile 6, the revenue requirement associated with the purchase of Power Block 1 of the Union Power Station, and a credit to customers of $400 thousand monthly beginning June 2016 in recognition of the decrease in other operation and maintenance expenses that would result with the deactivation of Michoud Units 2 and 3. In March 2016, Entergy New Orleans purchased Power Block 1 of the Union Power Station for approximately $237 million and initiated recovery of these costs with March 2016 bills. In July 2016, Entergy New Orleans and the City Council Utility Committee agreed to a temporary increase in the Michoud credit to customers to a total of $1.4 million monthly for August 2016 through December 2016.

Internal Restructuring

In July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring which would result in the transfer of substantially all of the assets and operations of Entergy New Orleans to a new entity, which would ultimately be held by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval of the City Council and the FERC. The application provided that if it is approved by the City Council in 2016, Entergy New Orleans would credit retail customers $5 million in each of the years 2016 and 2017. Intervenors filed direct testimony and comments in September 2016 and the City Council advisors filed direct testimony in October 2016. A hearing at the City Council scheduled for October 2016 has been continued until December 2016. In October 2016, Entergy New Orleans filed its rebuttal testimony and therein agreed that, given the extended procedural schedule, the $5 million in proposed 2016 credits would still be paid, although on a different schedule, if the City Council approved the restructuring after 2016 but before the end of the first quarter of 2017. The filing with the FERC has not yet been made, but if the restructuring is approved by the FERC by December 31, 2018, Entergy New Orleans has proposed to credit retail customers $5 million in each of the years 2018, 2019, and 2020.  If City Council and FERC approvals are obtained, Entergy New Orleans expects the restructuring will be consummated by December 31, 2017.

It is currently contemplated that Entergy New Orleans would undertake a multi-step restructuring, which would include the following:

•
Entergy New Orleans would redeem its outstanding preferred stock at a price of approximately $21 million, which includes an expected call premium of approximately $819,000, plus any accumulated and unpaid dividends.

•	Entergy New Orleans would convert from a Louisiana corporation to a Texas corporation.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•
Under the Texas Business Organizations Code (TXBOC), Entergy New Orleans will allocate substantially all of its assets to a new subsidiary, Entergy New Orleans Power, LLC, a Texas limited liability company (Entergy New Orleans Power), and Entergy New Orleans Power will assume substantially all of the liabilities of Entergy New Orleans, in a transaction regarded as a merger under the TXBOC. Entergy New Orleans will remain in existence and hold the membership interests in Entergy New Orleans Power.

•
Entergy New Orleans will contribute the membership interests in Entergy New Orleans Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy New Orleans Power will be a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

•	Entergy New Orleans will change its name to Entergy Utility Group, Inc., and Entergy New Orleans Power will then change its name to Entergy New Orleans, LLC.

Upon the completion of the restructuring, Entergy New Orleans, LLC will hold substantially all of the assets, and will have assumed substantially all of the liabilities, of Entergy New Orleans. Entergy New Orleans may modify or supplement the steps to be taken to effectuate the restructuring.

Advanced Metering Infrastructure (AMI) Filing

In October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Entergy New Orleans proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems.  AMI is intended to serve as the foundation of Entergy New Orleans’s modernized power grid.  The filing identified a number of quantified and unquantified benefits, and Entergy New Orleans provided a cost/benefit analysis showing that its combined electric and gas AMI deployment is expected to produce a nominal net benefit to customers of $101 million.  Entergy New Orleans also sought to continue to include in rate base the remaining book value, approximately $21 million, of the existing electric meters and also to depreciate those assets using current depreciation rates.  Entergy New Orleans proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019.  Subject to approval by the City Council, deployment of the information technology infrastructure is expected to begin in 2017 and deployment of the communications network is expected to begin in 2018.  Entergy New Orleans proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022.

Show Cause Order

In July 2016 the City Council approved the issuance of a show cause order, which directs Entergy New Orleans to make a filing on or before September 29, 2016 to demonstrate the reasonableness of its actions or positions with regard to certain issues in four existing dockets that relate to Entergy New Orleans’s: (i) storm hardening proposal; (ii) 2015 integrated resource plan; (iii) gas infrastructure rebuild proposal; and (iv) proposed sizing of the New Orleans Power Station and its community outreach prior to the filing. In September 2016, Entergy New Orleans filed its response to the City Council’s show cause order. The City Council has not established any further procedural schedule with regard to this proceeding.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates
See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for unbilled revenue and qualified pension and other postretirement benefits. The following is an update to that discussion.

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$185,775	$194,056	$457,317	$458,796
Natural gas	15,561	15,677	58,279	68,314
TOTAL	201,336	209,733	515,596	527,110

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	19,231	44,085	42,706	81,807
Purchased power	82,581	75,107	221,689	209,626
Other operation and maintenance	27,251	29,792	78,752	89,872
Taxes other than income taxes	13,409	13,134	35,846	36,302
Depreciation and amortization	13,047	10,929	38,719	32,529
Other regulatory charges - net	3,538	1,952	6,812	1,340
TOTAL	159,057	174,999	424,524	451,476

OPERATING INCOME	42,279	34,734	91,072	75,634

OTHER INCOME
Allowance for equity funds used during construction	311	389	767	1,022
Interest and investment income	58	15	157	53
Miscellaneous - net	(92)	(81)	(144)	532
TOTAL	277	323	780	1,607

INTEREST EXPENSE
Interest expense	5,373	4,480	15,730	13,086
Allowance for borrowed funds used during construction	(116)	(177)	(291)	(471)
TOTAL	5,257	4,303	15,439	12,615

INCOME BEFORE INCOME TAXES	37,299	30,754	76,413	64,626

Income taxes	13,598	11,591	29,701	23,275

NET INCOME	23,701	19,163	46,712	41,351

Preferred dividend requirements and other	241	241	724	724

EARNINGS APPLICABLE TO COMMON STOCK	$23,460	$18,922	$45,988	$40,627

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$46,712	$41,351
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	38,719	32,529
Deferred income taxes, investment tax credits, and non-current taxes accrued	132,201	14,620
Changes in assets and liabilities:
Receivables	(17,409)	(10,830)
Fuel inventory	(215)	1,295
Accounts payable	7,088	8,585
Prepaid taxes and taxes accrued	(87,763)	13,604
Interest accrued	1,172	(287)
Deferred fuel costs	(16,671)	4,829
Other working capital accounts	735	(5,362)
Provisions for estimated losses	678	64,479
Other regulatory assets	6,837	(83,437)
Pension and other postretirement liabilities	(13,673)	(13,999)
Other assets and liabilities	(5,588)	16,077
Net cash flow provided by operating activities	92,823	83,454

INVESTING ACTIVITIES
Construction expenditures	(63,161)	(64,280)
Allowance for equity funds used during construction	767	1,022
Payment for purchase of plant	(237,335)	—
Investment in affiliates	(38)	—
Changes in money pool receivable - net	9,622	(10)
Receipts from storm reserve escrow account	3	6
Payments to storm reserve escrow account	(300)	(68,793)
Change in securitization account	(502)	(1,434)
Net cash flow used in investing activities	(290,944)	(133,489)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	190,697	95,436
Retirement of long-term debt	(77,094)	—
Capital contributions from parent	47,750	—
Repayment of long-term payable due to Entergy Louisiana	—	(58,417)
Dividends paid:
Common stock	(14,000)	(7,250)
Preferred stock	(724)	(724)
Other	505	(126)
Net cash flow provided by financing activities	147,134	28,919

Net decrease in cash and cash equivalents	(50,987)	(21,116)
Cash and cash equivalents at beginning of period	88,876	42,389
Cash and cash equivalents at end of period	$37,889	$21,273

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$13,613	$9,710
Income taxes	$8,500	$40

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$644	$1,068
Temporary cash investments	37,245	87,808
Total cash and cash equivalents	37,889	88,876
Securitization recovery trust account	5,122	4,620
Accounts receivable:
Customer	51,467	34,627
Allowance for doubtful accounts	(1,499)	(268)
Associated companies	10,043	23,248
Other	4,180	3,753
Accrued unbilled revenues	22,755	17,799
Total accounts receivable	86,946	79,159
Fuel inventory - at average cost	2,127	1,912
Materials and supplies - at average cost	8,993	13,244
Prepaid taxes	90,457	2,694
Prepayments and other	10,877	7,569
TOTAL	242,411	198,074

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	81,299	81,002
Other	7,160	3
TOTAL	89,475	82,021

UTILITY PLANT
Electric	1,251,039	1,051,239
Natural gas	239,118	232,780
Construction work in progress	24,863	29,027
TOTAL UTILITY PLANT	1,515,020	1,313,046
Less - accumulated depreciation and amortization	606,343	648,081
UTILITY PLANT - NET	908,677	664,965

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $84,345 as of September 30, 2016 and $91,599 as of December 31, 2015)	258,485	265,322
Other	931	682
TOTAL	263,496	270,084

TOTAL ASSETS	$1,504,059	$1,215,144

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Payable due to Entergy Louisiana	$4,973	$4,973
Accounts payable:
Associated companies	39,066	37,467
Other	26,419	21,471
Customer deposits	28,507	28,392
Interest accrued	6,081	4,909
Deferred fuel costs	12,350	29,021
Other	13,012	6,216
TOTAL CURRENT LIABILITIES	130,408	132,449

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	327,389	214,061
Accumulated deferred investment tax credits	655	753
Regulatory liability for income taxes - net	9,231	13,199
Asset retirement cost liabilities	2,827	2,687
Accumulated provisions	84,865	84,187
Pension and other postretirement liabilities	29,936	43,609
Long-term debt (includes securitization bonds of $90,147 as of September 30, 2016 and $95,867 as of December 31, 2015)	433,795	317,380
Long-term payable due to Entergy Louisiana	20,527	20,527
Gas system rebuild insurance proceeds	3,904	12,788
Other	10,972	3,692
TOTAL NON-CURRENT LIABILITIES	924,101	712,883

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2016 and 2015	33,744	33,744
Paid-in capital	171,544	123,794
Retained earnings	224,482	192,494
TOTAL	429,770	350,032

TOTAL LIABILITIES AND EQUITY	$1,504,059	$1,215,144

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$33,744	$36,294	$157,987	$228,025

Net income	—	—	41,351	41,351
Net income attributable to Entergy Louisiana	—	—	(2,203)	(2,203)
Common stock dividends	—	—	(7,250)	(7,250)
Preferred stock dividends	—	—	(724)	(724)

Balance at September 30, 2015	$33,744	$36,294	$189,161	$259,199

Balance at December 31, 2015	$33,744	$123,794	$192,494	$350,032

Net income	—	—	46,712	46,712
Capital contributions from parent	—	47,750	—	47,750
Common stock dividends	—	—	(14,000)	(14,000)
Preferred stock dividends	—	—	(724)	(724)

Balance at September 30, 2016	$33,744	$171,544	$224,482	$429,770

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$80	$79	$1	1
Commercial	60	57	3	5
Industrial	9	9	—	—
Governmental	20	19	1	5
Total retail	169	164	5	3
Sales for resale:
Associated companies	11	25	(14)	(56)
Non-associated companies	1	—	1	—
Other	5	5	—	—
Total	$186	$194	($8)	(4)

Billed Electric Energy Sales (GWh):
Residential	752	786	(34)	(4)
Commercial	652	660	(8)	(1)
Industrial	125	132	(7)	(5)
Governmental	224	234	(10)	(4)
Total retail	1,753	1,812	(59)	(3)
Sales for resale:
Associated companies	272	597	(325)	(54)
Non-associated companies	28	2	26	1,300
Total	2,053	2,411	(358)	(15)

	Nine Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$177	$177	$—	—
Commercial	155	144	11	8
Industrial	24	23	1	4
Governmental	52	49	3	6
Total retail	408	393	15	4
Sales for resale:
Associated companies	30	48	(18)	(38)
Non associated companies	2	—	2	—
Other	17	18	(1)	(6)
Total	$457	$459	($2)	—

Billed Electric Energy Sales (GWh):
Residential	1,710	1,835	(125)	(7)
Commercial	1,700	1,715	(15)	(1)
Industrial	333	352	(19)	(5)
Governmental	592	618	(26)	(4)
Total retail	4,335	4,520	(185)	(4)
Sales for resale:
Associated companies	1,070	1,079	(9)	(1)
Non-associated companies	83	8	75	938
Total	5,488	5,607	(119)	(2)

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2016 Compared to Third Quarter 2015

Net income increased $12.8 million primarily due to lower other operation and maintenance expenses and higher net revenue.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net income increased $20.0 million primarily due to lower other operation and maintenance expenses and higher net revenue.

Net Revenue

Third Quarter 2016 Compared to Third Quarter 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2016 to the third quarter 2015:

Amount
(In Millions)
2015 net revenue	$196.3
Purchased power capacity	5.6
Reserve equalization	3.9
Transmission revenue	2.3
Net wholesale revenue	(8.2)
Other	3.5
2016 net revenue	$203.4

The purchased power capacity variance is primarily due to decreased expenses due to the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016 as well as capacity cost changes for ongoing purchased power capacity contracts.

The reserve equalization variance is primarily due to a reduction in reserve equalization expense primarily due to changes in the Entergy System generation mix compared to the same period in 2015 as a result of the execution of a new purchased power agreement and Entergy Mississippi’s exit from the System Agreement, each in November 2015, and Entergy Texas’s exit from the System Agreement in August 2016.

The transmission revenue variance is primarily due to an increase in Attachment O rates charged by MISO to transmission customers.

The net wholesale revenue variance is primarily due to lower capacity revenues resulting from the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015:

Amount
(In Millions)
2015 net revenue	$493.5
Reserve equalization	12.2
Purchased power capacity	3.5
Transmission revenue	2.9
Net wholesale revenue	(9.8)
Volume/weather	(4.3)
Other	0.6
2016 net revenue	$498.6

The reserve equalization variance is primarily due to a reduction in reserve equalization expense primarily due to changes in the Entergy System generation mix compared to the same period in 2015 as a result of the execution of a new purchased power agreement and Entergy Mississippi’s exit from the System Agreement, each in November 2015, and Entergy Texas’s exit from the System Agreement in August 2016.

The purchased power capacity variance is primarily due to decreased expenses due to the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016 as well as capacity cost changes for ongoing purchased power capacity contracts.

The transmission revenue variance is primarily due to an increase in Attachment O rates charged by MISO to transmission customers.

The net wholesale revenue variance is primarily due to lower capacity revenues resulting from the purchased power agreements between Entergy Louisiana and Entergy Texas which was terminated in August 2016.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to higher usage in the petroleum refining industry.

Other Income Statement Variances

Third Quarter 2016 Compared to Third Quarter 2015

Other operation and maintenance expenses decreased primarily due to:

•
the write-off in the third quarter 2015 of $4.3 million of previously deferred rate case expenses and acquisition costs related to the proposed Union Power Station acquisition upon Entergy Texas’s withdrawal of its 2015 rate case and dismissal of its Certificate of Convenience and Necessity filing. See Note 2 to the financial statements in the Form 10-K for further discussion on the withdrawal of the 2015 rate case;

•
a decrease of $2.9 million in transmission expenses primarily due to lower transmission equalization expenses, as allocated under the System Agreement, as compared to the same period in 2015 as a result of Entergy Mississippi’s exit from the System Agreement in November 2015 and Entergy Texas’s exit from the System Agreement in August 2016;

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•	a decrease of $2 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done in 2016 as compared to the same period in 2015;

•	a decrease of $1.8 million in energy efficiency costs; and

•
a decrease of $1.5 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $11.3 million in fossil-fueled generation expenses primarily due to an overall lower scope of work done in 2016 as compared to the same period in 2015;

•
the write-off in the third quarter 2015 of $4.3 million of previously deferred rate case expenses and acquisition costs related to the proposed Union Power Station acquisition upon Entergy Texas’s withdrawal of its 2015 rate case and dismissal of its Certificate of Convenience and Necessity filing. See Note 2 to the financial statements in the Form 10-K for further discussion on the withdrawal of the 2015 rate case;

•
a decrease of $4 million in transmission expenses primarily due to lower transmission equalization expenses, as allocated under the System Agreement, as compared to the same period in 2015 as a result of Entergy Mississippi’s exit from the System Agreement in November 2015 and Entergy Texas’s exit from the System Agreement in August 2016;

•	a decrease of $3.5 million in energy efficiency costs; and

•
a decrease of $3.2 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” in the Form 10-K and Note 6 to the financial statements herein for further discussion of benefits costs.

Income Taxes

The effective income tax rate was 36.2% for the third quarter 2016 and 37.4% for the nine months ended September 30, 2016. The differences in the effective income tax rates for the third quarter 2016 and the nine months ended September 30, 2016 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

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

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$2,182	$30,441

Cash flow provided by (used in):
Operating activities	196,698	185,725
Investing activities	(251,366)	(202,464)
Financing activities	53,829	(8,522)
Net decrease in cash and cash equivalents	(839)	(25,261)

Cash and cash equivalents at end of period	$1,343	$5,180

Operating Activities

Net cash flow provided by operating activities increased $11 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to increased net income and a decrease of $4.5 million in pension contributions in 2016. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Critical Accounting Estimates” in the Form 10-K and Note 6 to the financial statements herein for a discussion of qualified pension and other postretirement benefits funding. The increase was partially offset by an increase of $4.8 million in interest paid in 2016 due to the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016 and the timing of collections from customers.

Investing Activities

Net cash flow used in investing activities increased $48.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in transmission and distribution construction expenditures primarily due to a higher scope of work performed in 2016 as compared to the same period in 2015 and an increase of $6.5 million due to various information technology projects and upgrades in 2016. The increase was partially offset by a decrease in fossil-fueled generation construction expenditures primarily due to a decreased scope of work performed during plant outages in 2016 as compared to the same period in 2015.

Financing Activities

Entergy Texas’s financing activities provided $53.8 million of cash for the nine months ended September 30, 2016 compared to using $8.5 million of cash for the nine months ended September 30, 2015 primarily due to the following activity:

•	the retirement of $200 million of 3.6% Series first mortgage bonds in June 2015;

•	the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016;

•	the issuance of $250 million of 5.15% Series first mortgage bonds in May 2015; and

•	money pool activity.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $9.7 million for the nine months ended September 30, 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2016	December 31, 2015
Debt to capital	59.0%	60.2%
Effect of excluding the securitization bonds	(8.5%)	(10.4%)
Debt to capital, excluding securitization bonds (a)	50.5%	49.8%
Effect of subtracting cash	—%	—%
Net debt to net capital, excluding securitization bonds (a)	50.5%	49.8%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Entergy Texas seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Texas may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing dividends, Entergy Texas may receive equity contributions to maintain the targeted capital structure. Following are updates to information provided in the Form 10-K.

Entergy Texas is developing its capital investment plan for 2017 through 2019 and currently anticipates making $1.6 billion in capital investments during that period. The estimate includes amounts associated with specific investments such as the Montgomery County Power Station discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to maintain reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
(In Thousands)
($12,399)	($22,068)	$82	$306

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in August 2021.  The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2016, there were no cash borrowings and $4.7 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations under MISO. As of September 30, 2016, a $16.0 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Montgomery County Power Station

In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 megawatt combined-cycle generating unit in Montgomery County, Texas on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including estimated costs of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal that showed no undue preference to any proposal. A PUCT decision regarding the application is expected by October 2017, pursuant to a Texas statute requiring the PUCT to issue a certificate of convenience and necessity within 366 days of the filing. Subject to timely approval by the PUCT and receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Filings with the PUCT

2011 Rate Case

See the Form 10-K for discussion of Entergy Texas’s 2011 rate case. As discussed in the Form 10-K, several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced in the Form 10-K, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Oral argument before the court panel was held in September 2015. In April 2016 the Third Court of Appeals issued its opinion affirming the District Court’s decision on all points. Entergy Texas petitioned the Texas Supreme Court to hear its appeal of the Third Court’s ruling. That petition is pending.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Other Filings

In September 2015, Entergy Texas filed for a transmission cost recovery factor (TCRF) rider requesting a $13 million increase, incremental to base rates. Testimony was filed in November 2015, with the PUCT staff and other parties proposing various disallowances involving, among other things, MISO charges, vegetation management costs, and bad debt expenses that would reduce the requested increase by approximately $2 million. In addition to those recommended disallowances, a number of parties recommended that Entergy Texas’s request be reduced by an additional $3.4 million to account for load growth since base rates were last set. A hearing on the merits was held in December 2015. In February 2016 a State Office of Administrative Hearings ALJ issued a proposal for decision recommending that the PUCT disallow approximately $2 million from Entergy Texas’s $13 million request, but recommending that the PUCT not accept the load growth offset. In April 2016 the PUCT voted to allow Entergy Texas’s TCRF rates to become effective as of April 14, 2016 when those rates are finally approved, but did not otherwise address the proposal for decision. In May 2016 the PUCT deferred final consideration of Entergy Texas’s TCRF application and opened the record to consider additional evidence to be provided by Entergy Texas and potentially other parties regarding the rate-making treatment of spare transmission-level transformers that are transferred among the Utility operating companies.  In June 2016 the PUCT indicated that it would take up in a future rulemaking project the issue of whether a load growth adjustment should apply to a TCRF. In July 2016 the PUCT issued an order generally accepting the proposal for decision but declining to adjust the TCRF baseline in two instances as recommended by the ALJ, which results in a total annual allowance of approximately $10.5 million. The PUCT also ordered its staff and Entergy Texas to track all spare autotransformer transfers going forward so that it could address the appropriate accounting treatment and prudence of such transfers in Entergy Texas’s next base rate case. Entergy Texas implemented the TCRF rider beginning with September 2016 bills.

In September 2016, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed amended TCRF rider is designed to collect approximately $29.5 million annually from Entergy Texas’s retail customers. This amount includes the approximately $10.5 million annually that Entergy Texas is currently authorized to collect through the TCRF rider, as discussed above. In September 2016 the PUCT suspended the effective date of the tariff change to March 2017, which date could further be extended.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. Both appeals are pending, but the appeals do not stay the PUCT’s decision. The federal appeal is scheduled to be heard in December 2016. In April 2016, Entergy Texas filed with the PUCT an application to refund to customers approximately $56.2 million. The refund resulted from (i) $41.8 million of fuel cost recovery over-collections through February 2016, (ii) the $10.9 million in bandwidth remedy payments, discussed above, that Entergy Texas received related to calendar year 2006 production costs, and (iii) $3.5 million in bandwidth remedy payments that Entergy Texas received related to 2006-2008 production costs. In June 2016, Entergy Texas filed an unopposed settlement agreement that added additional over-recovered fuel costs for the months of March and April 2016. The settlement resulted in a $68 million refund. The ALJ approved the refund on an interim basis to be made to most customers over a four-month period beginning with the first billing cycle of July 2016. In July 2016 the PUCT issued an order approving the interim refund.

In July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. Under a recent PUCT rule change, a fuel reconciliation is required to be filed at least once every three years and outside of a base rate case filing. During the reconciliation period, Entergy Texas

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

incurred approximately $1.77 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimates an over-recovery balance of approximately $19.3 million, including interest, which Entergy Texas is requesting authority to carry over as the beginning balance for the subsequent reconciliation period beginning Apri1 2016. Entergy Texas also notes, however, that the $19.3 million over collection is currently being refunded to customers as a portion of the interim fuel refund beginning with the first billing cycle of July 2016, discussed above. Entergy Texas also is requesting a prudence finding for each of the fuel-related contracts and arrangements entered into or modified during the reconciliation period that have not been reviewed by the PUCT in a prior proceeding. The PUCT has one year to issue a final order in this proceeding.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of unbilled revenue and qualified pension and other postretirement benefits. The following is an update to that discussion.

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$442,085	$498,249	$1,233,311	$1,312,381

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	21,919	72,850	185,801	197,017
Purchased power	189,213	202,864	486,696	557,912
Other operation and maintenance	50,536	65,253	157,706	187,840
Taxes other than income taxes	17,486	18,644	54,081	54,555
Depreciation and amortization	27,412	25,795	79,526	76,356
Other regulatory charges - net	27,555	26,219	62,229	64,000
TOTAL	334,121	411,625	1,026,039	1,137,680

OPERATING INCOME	107,964	86,624	207,272	174,701

OTHER INCOME
Allowance for equity funds used during construction	1,472	1,371	6,174	3,912
Interest and investment income (loss)	221	(5)	689	(411)
Miscellaneous - net	(256)	(133)	(726)	(247)
TOTAL	1,437	1,233	6,137	3,254

INTEREST EXPENSE
Interest expense	22,416	21,917	65,993	64,475
Allowance for borrowed funds used during construction	(954)	(886)	(4,008)	(2,542)
TOTAL	21,462	21,031	61,985	61,933

INCOME BEFORE INCOME TAXES	87,939	66,826	151,424	116,022

Income taxes	31,806	23,512	56,671	41,227

NET INCOME	$56,133	$43,314	$94,753	$74,795

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$94,753	$74,795
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	79,526	76,356
Deferred income taxes, investment tax credits, and non-current taxes accrued	(7,605)	(50,401)
Changes in assets and liabilities:
Receivables	(40,678)	(22,160)
Fuel inventory	268	(3,098)
Accounts payable	(74)	(7,401)
Prepaid taxes and taxes accrued	55,121	86,361
Interest accrued	(9,453)	(7,172)
Deferred fuel costs	(6,472)	(6,524)
Other working capital accounts	(9,786)	(4,656)
Provisions for estimated losses	(3,318)	(3,878)
Other regulatory assets	69,324	87,314
Pension and other postretirement liabilities	(21,092)	(22,396)
Other assets and liabilities	(3,816)	(11,415)
Net cash flow provided by operating activities	196,698	185,725

INVESTING ACTIVITIES
Construction expenditures	(264,394)	(210,595)
Allowance for equity funds used during construction	6,266	3,961
Changes in money pool receivable - net	—	224
Changes in securitization account	6,762	3,946
Net cash flow used in investing activities	(251,366)	(202,464)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	123,502	246,617
Retirement of long-term debt	(55,764)	(253,645)
Change in money pool payable - net	(9,669)	—
Other	(4,240)	(1,494)
Net cash flow provided by (used in) financing activities	53,829	(8,522)

Net decrease in cash and cash equivalents	(839)	(25,261)
Cash and cash equivalents at beginning of period	2,182	30,441
Cash and cash equivalents at end of period	$1,343	$5,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$73,570	$69,005
Income taxes	$3,443	$3,162

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,314	$2,153
Temporary cash investments	29	29
Total cash and cash equivalents	1,343	2,182
Securitization recovery trust account	31,399	38,161
Accounts receivable:
Customer	86,623	61,870
Allowance for doubtful accounts	(939)	(474)
Associated companies	51,390	42,279
Other	14,397	11,054
Accrued unbilled revenues	44,131	40,195
Total accounts receivable	195,602	154,924
Fuel inventory - at average cost	46,674	46,942
Materials and supplies - at average cost	37,725	34,994
Prepayments and other	25,342	17,975
TOTAL	338,085	295,178

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	599	620
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	20,907	20,186
TOTAL	21,882	21,182

UTILITY PLANT
Electric	4,218,696	3,923,100
Construction work in progress	139,189	210,964
TOTAL UTILITY PLANT	4,357,885	4,134,064
Less - accumulated depreciation and amortization	1,544,349	1,477,529
UTILITY PLANT - NET	2,813,536	2,656,535

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	107,349	107,499
Other regulatory assets (includes securitization property of $400,875 as of September 30, 2016 and $453,317 as of December 31, 2015)	743,688	812,862
Other	4,608	5,326
TOTAL	855,645	925,687

TOTAL ASSETS	$4,029,148	$3,898,582

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$65,675	$106,065
Other	93,026	87,421
Customer deposits	44,469	44,537
Taxes accrued	60,454	5,333
Interest accrued	19,753	29,206
Deferred fuel costs	18,652	25,124
Other	10,712	10,363
TOTAL	312,741	308,049

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	998,037	1,006,834
Accumulated deferred investment tax credits	13,159	13,835
Other regulatory liabilities	7,106	6,396
Asset retirement cost liabilities	6,381	6,124
Accumulated provisions	6,001	9,319
Pension and other postretirement liabilities	56,456	77,517
Long-term debt (includes securitization bonds of $441,721 as of September 30, 2016 and $497,030 as of December 31, 2015)	1,521,270	1,451,967
Other	51,788	57,085
TOTAL	2,660,198	2,629,077

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2016 and 2015	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	524,763	430,010
TOTAL	1,056,209	961,456

TOTAL LIABILITIES AND EQUITY	$4,029,148	$3,898,582

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$49,452	$481,994	$360,385	$891,831

Net income	—	—	74,795	74,795

Balance at September 30, 2015	$49,452	$481,994	$435,180	$966,626

Balance at December 31, 2015	$49,452	$481,994	$430,010	$961,456

Net income	—	—	94,753	94,753

Balance at September 30, 2016	$49,452	$481,994	$524,763	$1,056,209

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$196	$208	($12)	(6)
Commercial	91	103	(12)	(12)
Industrial	75	98	(23)	(23)
Governmental	6	7	(1)	(14)
Total retail	368	416	(48)	(12)
Sales for resale:
Associated companies	52	74	(22)	(30)
Non-associated companies	13	1	12	1,200
Other	9	7	2	29
Total	$442	$498	($56)	(11)

Billed Electric Energy Sales (GWh):
Residential	1,989	1,952	37	2
Commercial	1,336	1,325	11	1
Industrial	1,948	1,923	25	1
Governmental	75	74	1	1
Total retail	5,348	5,274	74	1
Sales for resale:
Associated companies	1,187	1,707	(520)	(30)
Non-associated companies	354	36	318	883
Total	6,889	7,017	(128)	(2)

	Nine Months Ended		Increase/
Description	2016	2015	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$461	$496	($35)	(7)
Commercial	260	279	(19)	(7)
Industrial	263	277	(14)	(5)
Governmental	18	19	(1)	(5)
Total retail	1,002	1,071	(69)	(6)
Sales for resale:
Associated companies	169	201	(32)	(16)
Non-associated companies	31	11	20	182
Other	31	29	2	7
Total	$1,233	$1,312	($79)	(6)

Billed Electric Energy Sales (GWh):
Residential	4,473	4,644	(171)	(4)
Commercial	3,423	3,461	(38)	(1)
Industrial	5,693	5,251	442	8
Governmental	213	205	8	4
Total retail	13,802	13,561	241	2
Sales for resale:
Associated companies	4,292	4,379	(87)	(2)
Non-associated companies	848	161	687	427
Total	18,942	18,101	841	5

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

Third Quarter 2016 Compared to Third Quarter 2015

Net income changed insignificantly, decreasing by $2.9 million, for the third quarter 2016 compared to the third quarter 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net income remained relatively flat, increasing by $0.8 million, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$230,661	$223,179

Cash flow provided by (used in):
Operating activities	234,759	239,841
Investing activities	(193,271)	(61,017)
Financing activities	(80,987)	(247,924)
Net decrease in cash and cash equivalents	(39,499)	(69,100)

Cash and cash equivalents at end of period	$191,162	$154,079

Operating Activities

Net cash flow provided by operating activities decreased $5.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in spending of $35.6 million on nuclear refueling outages in 2016 as compared to the same period in 2015 and a decrease in net revenue resulting from a lower rate base in 2016 as compared to the same period in 2015.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

The decrease was partially offset by:

•
proceeds of $28.4 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein for a discussion of the DOE litigation;

•
a decrease of $21.9 million in income tax payments primarily due to the final settlement of amounts outstanding associated with the 2006-2007 IRS audit paid in the first quarter of 2015. See Note 3 to the financial statements in the Form 10-K for a discussion of the income tax audits; and

•
a decrease in interest paid on the Grand Gulf sale-leaseback obligation in 2016 as compared to the same period in 2015 due to renewal of the lease in 2015. See Note 10 to the financial statements in the Form 10-K for details on the Grand Gulf sale-leaseback obligation.

Investing Activities

Net cash flow used in investing activities increased $132.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
an increase in nuclear construction expenditures primarily as a result of a higher scope of work performed in 2016 on Grand Gulf outage projects partially offset by decreased spending in 2016 on compliance with NRC post-Fukushima requirements.

The increase was partially offset by:

•
proceeds of $15.8 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 1 to the financial statements herein for discussion of the DOE litigation; and

•	money pool activity.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $8.4 million for the nine months ended September 30, 2016 compared to increasing by $1 million for the nine months ended September 30, 2015.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $166.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to:

•
net borrowings of $80 million on the nuclear fuel company variable interest entity’s credit facility in 2016 compared to net repayments of $5.8 million on the nuclear fuel company variable interest entity’s credit facility in 2015;

•	the redemption in April 2015, at maturity, of $60 million of System Energy nuclear fuel company variable interest entity’s 5.33% Series G notes; and

•	the partial repayment caused by System Energy in May 2015 of $35 million of 5.875% pollution control revenue bonds due 2022 issued on behalf of System Energy.

The decrease was partially offset by the partial repayment caused by System Energy in May 2016 of $22 million of 5.875% pollution control revenue bonds due 2022 issued on behalf of System Energy.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for System Energy is primarily due to borrowings of $80 million on the System Energy nuclear fuel company variable interest entity’s credit facility and common stock dividends and distributions in May 2016.

	September 30, 2016	December 31, 2015
Debt to capital	46.9%	42.3%
Effect of subtracting cash	(8.8%)	(11.8%)
Net debt to net capital	38.1%	30.5%

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of System Energy’s uses and sources of capital. System Energy seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, System Energy may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure.  Due to the variability in many of the components of operating cash flows as well as the variability in investments, the amount of cash available for dividends can change significantly from year to year. Following are updates to the information provided in the Form 10-K.

System Energy is developing its capital investment plan for 2017 through 2019 and currently anticipates making $440 million in capital investments during that period. The estimate includes amounts associated with specific investments and initiatives such as the nuclear fleet operational excellence initiative, as discussed below in “Nuclear Matters,” and plant improvements.

System Energy’s receivables from the money pool were as follows:

September 30, 2016	December 31, 2015	September 30, 2015	December 31, 2014
(In Thousands)
$31,511	$39,926	$3,376	$2,373

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in May 2019. As of September 30, 2016, $80 million in letters of credit were outstanding under the credit facility to support a like amount of commercial paper issued by the System Energy nuclear fuel company variable interest entity. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

In June 2012 the U.S. Court of Appeals for the D.C. Circuit vacated the NRC’s 2010 update to its Waste Confidence Decision, which had found generically that a permanent geologic repository to store spent nuclear fuel would be available when necessary and that spent nuclear fuel could be stored at nuclear reactor sites in the interim without significant environmental effects, and remanded the case for further proceedings. The court concluded that the NRC had not satisfied the requirements of the National Environmental Policy Act (NEPA) when it considered environmental effects in reaching these conclusions. The Waste Confidence Decision has been relied upon by NRC license renewal applicants to address some of the issues that the NEPA requires the NRC to address before it issues a renewed license. Certain nuclear opponents filed requests with the NRC asking it to address the issues raised by the court’s decision in the license renewal proceedings for a number of nuclear plants including Grand Gulf. In August 2012 the NRC issued an order stating that it will not issue final licenses dependent upon the Waste Confidence Decision until the D.C. Circuit’s remand is addressed, but also stating that licensing reviews and proceedings should continue to move forward. In September 2014 the NRC published a new final Waste Confidence rule, named Continued Storage of Spent Nuclear Fuel, that for licensing purposes adopts non-site specific findings concerning the environmental impacts of the continued storage of spent nuclear fuel at reactor sites - for 60 years, 100 years, and indefinitely - after the reactor’s licensed period of operations. The NRC also issued an order lifting its suspension of licensing proceedings after the final rule’s effective date in October 2014. After the final rule became effective, New York, Connecticut, and Vermont filed a challenge to the rule in the U.S. Court of Appeals. In June 2016 the court denied the challenge.

In 2016, Entergy conducted a comprehensive evaluation of the Entergy nuclear fleet and determined that it is necessary to increase investments in its nuclear plants to position the fleet for sustained operational excellence during each plant’s expected operating life. These investments will result in increased operating and capital costs associated with operating Entergy’s nuclear plants going forward.  The preliminary estimates of the incremental capital costs for 2017 through 2019 identified through this initiative are estimated to be $265 million for System Energy. The current estimates of the capital costs identified through this initiative are included in System Energy’s capital investment plan preliminary estimate for 2017 through 2019 given in “Liquidity and Capital Resources - Uses and Sources of Capital” above. The incremental increases in other operation and maintenance expenses identified through this initiative are preliminarily estimated to be approximately $35 million in 2017, $35 million in 2018, and $40 million in 2019 for System Energy. In addition, nuclear refueling outage expenses are expected to increase going forward.
Grand Gulf Outage

Grand Gulf began a maintenance outage on September 8, 2016 to replace a heat removal pump.  Although the pump has been replaced, management decided to keep the plant in a maintenance outage until additional training and other steps can be taken to support management’s goal of operational excellence.  Grand Gulf is not expected to return to service before mid-January 2017.  Entergy expects, based on the plant’s recent performance indicators, that the NRC will place Grand Gulf in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix.  Additionally, on October 31, 2016, the NRC commenced a special inspection to identify the circumstances surrounding the unplanned unavailability of an alternate heat removal system during the September 2016 replacement of the heat removal pump and to evaluate the licensee’s actions to address the causes of the event.

System Energy Resources, Inc.
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

Taxation and Uncertain Tax Positions

See “Critical Accounting Estimates - Taxation and Uncertain Tax Positions” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$114,039	$155,899	$403,056	$475,039

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	(7,393)	22,984	26,429	66,400
Nuclear refueling outage expenses	4,958	5,244	14,448	16,346
Other operation and maintenance	32,867	39,520	100,793	116,309
Decommissioning	12,802	12,095	37,782	35,695
Taxes other than income taxes	6,256	6,497	18,894	20,263
Depreciation and amortization	30,811	35,091	100,902	109,398
Other regulatory credits - net	(10,148)	(12,667)	(32,564)	(29,761)
TOTAL	70,153	108,764	266,684	334,650

OPERATING INCOME	43,886	47,135	136,372	140,389

OTHER INCOME
Allowance for equity funds used during construction	1,758	2,252	6,089	5,945
Interest and investment income	4,233	4,732	12,631	12,195
Miscellaneous - net	(109)	(129)	(365)	(567)
TOTAL	5,882	6,855	18,355	17,573

INTEREST EXPENSE
Interest expense	9,186	10,404	28,119	35,764
Allowance for borrowed funds used during construction	(440)	(595)	(1,536)	(1,571)
TOTAL	8,746	9,809	26,583	34,193

INCOME BEFORE INCOME TAXES	41,022	44,181	128,144	123,769

Income taxes	18,652	18,958	54,726	51,153

NET INCOME	$22,370	$25,223	$73,418	$72,616

See Notes to Financial Statements.

(page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)
	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$73,418	$72,616
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	176,571	203,761
Deferred income taxes, investment tax credits, and non-current taxes accrued	73,829	181,430
Changes in assets and liabilities:
Receivables	9,084	7,800
Accounts payable	(2,217)	(3,480)
Prepaid taxes and taxes accrued	(30,063)	(159,911)
Interest accrued	406	(17,522)
Other working capital accounts	(22,051)	(2,710)
Other regulatory assets	(12,392)	(4,145)
Pension and other postretirement liabilities	(15,789)	(17,759)
Other assets and liabilities	(16,037)	(20,239)
Net cash flow provided by operating activities	234,759	239,841

INVESTING ACTIVITIES
Construction expenditures	(71,471)	(48,756)
Allowance for equity funds used during construction	6,089	5,945
Nuclear fuel purchases	(137,248)	(51,645)
Proceeds from the sale of nuclear fuel	11,467	57,681
Proceeds from nuclear decommissioning trust fund sales	392,926	325,367
Investment in nuclear decommissioning trust funds	(419,255)	(348,606)
Changes in money pool receivable - net	8,415	(1,003)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	15,806	—
Net cash flow used in investing activities	(193,271)	(61,017)

FINANCING ACTIVITIES
Retirement of long-term debt	(22,002)	(111,310)
Changes in credit borrowings - net	80,041	(5,836)
Common stock dividends and distributions	(139,000)	(130,750)
Other	(26)	(28)
Net cash flow used in financing activities	(80,987)	(247,924)

Net decrease in cash and cash equivalents	(39,499)	(69,100)
Cash and cash equivalents at beginning of period	230,661	223,179
Cash and cash equivalents at end of period	$191,162	$154,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$27,087	$47,664
Income taxes	$3,402	$25,304

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$988	$8,681
Temporary cash investments	190,174	221,980
Total cash and cash equivalents	191,162	230,661
Accounts receivable:
Associated companies	79,582	93,724
Other	1,217	4,574
Total accounts receivable	80,799	98,298
Materials and supplies - at average cost	82,334	87,366
Deferred nuclear refueling outage costs	29,840	5,605
Prepaid taxes	39,390	9,327
Prepayments and other	4,801	1,955
TOTAL	428,326	433,212

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	764,903	701,460
TOTAL	764,903	701,460

UTILITY PLANT
Electric	4,315,805	4,253,949
Property under capital lease	575,027	575,027
Construction work in progress	63,010	92,546
Nuclear fuel	258,363	183,706
TOTAL UTILITY PLANT	5,212,205	5,105,228
Less - accumulated depreciation and amortization	3,039,533	2,961,842
UTILITY PLANT - NET	2,172,672	2,143,386

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	93,277	98,230
Other regulatory assets	365,175	347,830
Other	4,921	4,757
TOTAL	463,373	450,817

TOTAL ASSETS	$3,829,274	$3,728,875

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2016 and December 31, 2015
(Unaudited)
	2016	2015
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$50,003	$2
Short-term borrowings	80,041	—
Accounts payable:
Associated companies	7,328	7,391
Other	24,736	34,010
Interest accrued	14,589	14,183
Other	1,928	1,926
TOTAL	178,625	57,512

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,088,503	1,019,075
Accumulated deferred investment tax credits	42,652	45,451
Other regulatory liabilities	365,302	337,424
Decommissioning	841,187	803,405
Pension and other postretirement liabilities	96,475	112,264
Long-term debt	501,020	572,665
Other	13	—
TOTAL	2,935,152	2,890,284

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2016 and 2015	679,350	719,350
Retained earnings	36,147	61,729
TOTAL	715,497	781,079

TOTAL LIABILITIES AND EQUITY	$3,829,274	$3,728,875

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$789,350	$81,161	$870,511

Net income	—	72,616	72,616
Common stock dividends	—	(130,750)	(130,750)

Balance at September 30, 2015	$789,350	$23,027	$812,377

Balance at December 31, 2015	$719,350	$61,729	$781,079

Net income	—	73,418	73,418
Common stock dividends and distributions	(40,000)	(99,000)	(139,000)

Balance at September 30, 2016	$679,350	$36,147	$715,497

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See “PART I, Item 1, Litigation” in the Form 10-K for a discussion of legal, administrative, and other regulatory proceedings affecting Entergy.  Also see Note 1 and Note 2 to the financial statements herein and “Item 5, Other Information, Environmental Regulation” below for updates regarding environmental proceedings and regulation.

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

7/01/2016-7/31/2016	—	$—	—	$350,052,918
8/01/2016-8/31/2016	—	$—	—	$350,052,918
9/01/2016-9/30/2016	—	$—	—	$350,052,918
Total	—	$—	—

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

See the discussion in Part I, Item 1 in the Form 10-K for information regarding litigation against the DOE related to the DOE's breach of its obligations to remove spent fuel from nuclear sites. The following are updates to that discussion.

In April 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $29 million in favor of Entergy Arkansas and against the DOE in the second round ANO damages case. Also in April 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $44 million in favor of System Energy and against the DOE in the second round Grand Gulf damages case. In June 2015, Entergy Arkansas and System Energy appealed to the U.S. Court of Appeals for the Federal Circuit portions of those decisions relating to cask loading costs. In April 2016 the Federal Circuit issued a decision in both appeals in favor of Entergy Arkansas and System Energy, and remanded the cases back to the U.S. Court of Federal Claims. The U.S. Court of Federal Claims in June 2016 issued a final judgment in the amount of $49 million in favor of System Energy and against the DOE in the second round Grand Gulf damages case, and Entergy received the payment from the U.S. Treasury in August 2016. In July 2016 the U.S. Court of Federal Claims issued a final judgment in the amount of $31 million in favor of Entergy Arkansas and against the DOE in the second round ANO damages case, and Entergy requested payment from the U.S. Treasury in September 2016.

In December 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $81 million in favor of Entergy Nuclear Indian Point 3 and Entergy Nuclear FitzPatrick in the first round Indian Point 3/FitzPatrick damages case, and Entergy received the payment from the U.S. Treasury in June 2016.

In January 2016 the U.S. Court of Federal Claims issued a judgment in the amount of $49 million in favor of Entergy Louisiana and against the DOE in the first round Waterford 3 damages case. In April 2016, Entergy Louisiana appealed to the U.S. Court of Appeals for the Federal Circuit the portion of that decision relating to cask loading costs. After the ANO and Grand Gulf appeal was rendered, the U.S. Court of Appeals for the Federal Circuit remanded the Waterford 3 case back to the U.S. Court of Federal Claims for decision in accordance with the U.S. Court of Appeals ruling on cask loading costs. In August 2016 the U.S. Court of Federal Claims issued a final judgment in the Waterford 3 case in the amount of $53 million, and Entergy Louisiana requested payment from the U.S. Treasury in October 2016.

In April 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $42 million in favor of Entergy Louisiana and against the DOE in the first round River Bend damages case, reserving the issue of cask loading costs pending resolution of the appeal on the same issues in the Entergy Arkansas and System Energy cases. Entergy Louisiana received payment from the U.S. Treasury in August 2016. In September 2016 the U.S. Court of Federal Claims issued a further judgment in the River Bend case in the amount of $5 million.

In May 2016, Entergy Nuclear Vermont Yankee and the DOE entered into a stipulation agreement and the U.S. Court of Federal Claims issued a judgment in the amount of $19 million in favor of Entergy Nuclear Vermont Yankee and against the DOE in the second round Vermont Yankee damages case. Entergy received payment from the U.S. Treasury in June 2016.

In September 2016 the U.S. Court of Federal Claims issued a judgment in the Entergy Nuclear Palisades case in the amount of $14 million. The U.S. Court of Federal Claims had previously issued a partial judgment in the amount of $21 million, which was paid by the U.S. Treasury in October 2015.

In October 2016 the U.S. Supreme Court of Federal Claims issued a judgment in the second round Entergy Nuclear Indian Point 2 case in the amount of $34 million.

Management cannot predict the timing or amount of any potential recoveries on other claims filed by Entergy subsidiaries, and cannot predict the timing of any eventual receipt from the DOE of the U.S. Court of Federal Claims damage awards.

Nuclear Plant Decommissioning

See the discussion in Part I, Item 1 in the Form 10-K for information regarding decommissioning funding for the nuclear plants.  Following is an update to that discussion.  In March 2016 filings with the NRC were made for certain Entergy subsidiaries’ nuclear plants reporting on decommissioning funding.  Those reports showed that decommissioning funding for each of those nuclear plants met the NRC’s financial assurance requirements.

NRC Reactor Oversight Process

See the discussion in Part I, Item 1 in the Form 10-K for information regarding the NRC’s Reactor Oversight Process and the status of each of Entergy’s nuclear plants. In March 2016 the NRC notified Entergy of its decision to place Indian Point 3 in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix. Entergy expects, based on the plant’s recent performance indicators, that the NRC will place Grand Gulf in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix.  Additionally, on October 31, 2016, the NRC commenced a special inspection to identify the circumstances surrounding the unplanned unavailability of an alternate heat removal system during the September 2016 replacement of the heat removal pump and to evaluate the licensee’s actions to address the causes of the event. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs.

Environmental Regulation

Following are updates to the Environmental Regulation section of Part I, Item 1 of the Form 10-K.

Clean Air Act and Subsequent Amendments

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA initially indicated that it would delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard. In August 2013 the EPA issued final designations for these areas. In Entergy’s utility service territory, only St. Bernard Parish in Louisiana is designated as non-attainment for the SO2 1-hour national ambient air quality standard of 75 parts per billion. Entergy does not have a generation asset in that parish. In July 2016 the EPA finalized another round of designations for areas with newly monitored violations of the 2010 standard and those with stationary sources that emit over a threshold amount of SO2. Counties and parishes in which Entergy owns and operates fossil generating facilities that were included in this round of designations include Independence County and Jefferson County, Arkansas and Calcasieu Parish, Louisiana. Independence County and Calcasieu Parish were designated “unclassifiable,” and Jefferson County was designated “unclassifiable/attainment.” In August 2015 the EPA issued a final data requirement rule for the SO2 1-hour standard. This rule will guide the process to be followed by the states and the EPA to determine the appropriate designation for the remaining unclassified areas in the country. Additional capital projects or operational changes may be required to continue operating Entergy facilities in areas eventually designated as in non-attainment of the standard or designated as contributing to non-attainment areas.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which has a compliance date, with a widely granted one-year extension, of April 2016. In June 2015 the U.S. Supreme Court reversed a U.S. Court of Appeals for the D.C. Circuit decision and remanded to the D.C. Circuit the EPA’s finding that it was appropriate and necessary to regulate power plants under Clean Air Act section 112, ruling that the EPA must consider costs. This EPA finding underpins the MATS rule. In November 2015 the EPA released a Proposed Supplemental Finding that consideration of costs does not alter its previous conclusion that it is appropriate and necessary to regulate hazardous air pollutants from power plants. In December 2015 the D.C. Circuit issued a ruling to leave the rule in effect while the EPA finalizes the appropriate and necessary finding to consider costs. In April 2016 the EPA issued a cost analysis meant to affirm the rule. The rule remains in place and effective and additional litigation is likely. The required controls have been installed and are operational at all affected Entergy units.

Regional Haze

In June 2005 the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that potentially could result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology (BART) to continue operating certain of Entergy’s fossil generation units.  The rule leaves certain CAVR determinations to the states.

In Arkansas, the Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.   In April 2012 the EPA finalized a decision addressing the Arkansas Regional Haze SIP, in which it disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.  The EPA must either approve a revised SIP issued by Arkansas or issue a Federal Implementation Plan (FIP).  By Court order, the EPA had to issue a final FIP for Arkansas Regional Haze by no later than August 31, 2016. In April 2015 the EPA published a proposed FIP for Arkansas, taking comment on requiring installation of scrubbers and low NOx burners to continue operating both units at the White Bluff plant and both units at the Independence plant and NOx controls to continue operating the Lake Catherine plant. Entergy filed comment by the deadline in August 2015. Among other comments, including opposition to the EPA’s proposed controls on the Independence units, Entergy proposed to meet more stringent SO2 and NOx limits at both White Bluff and Independence within three years of the effective date of the final FIP and to cease the use of coal at the White Bluff units in 2027 and 2028. After the close of the comment period, Entergy provided additional information regarding current visibility conditions as well as a proposal to cease to use coal in 2025/2026 and operate one unit at 50% capacity in 2025.

In September 2016 the EPA published the final Arkansas Regional Haze FIP. In most respects, the EPA finalized its original proposal but shortened the time for compliance for installation of the NOx controls. The FIP requires an emission limitation consistent with SO2 scrubbers at both White Bluff and Independence by October 2021 and NOx controls by April 2018. The EPA declined to adopt Entergy’s proposals related to ceasing coal use as an alternative to SO2 scrubbers for White Bluff SO2 BART . Entergy as well as other interested parties such as the State of Arkansas continue to review the FIP and associated documents and options available going forward. For some or all of the FIP, Entergy anticipates that Arkansas will submit after coordination with interested stakeholders a state plan (SIP) to replace the FIP. Petitions for administrative reconsideration and stay as well as petitions for judicial review to the U.S. Court of Appeals for the Eighth Circuit are due in November 2016.

In Louisiana, Entergy is working with the LDEQ and the EPA to revise the Louisiana SIP for regional haze, which was disapproved in part in 2012. In September 2015 the Sierra Club filed suit against the EPA in the U.S. District Court in Washington, D.C. for failure either to approve a revised SIP issued by Louisiana or issue a FIP within two years of the partial Louisiana SIP disapproval. The suit requests that the U.S. District Court order the EPA Administrator to issue a regional haze and interstate transport FIP for Louisiana by a certain date. This would set the timing for a final approval of a revised SIP issued by Louisiana or a FIP issued by the EPA. At this time, it is premature to predict what controls, if any, might be required for compliance.

Groundwater at Certain Nuclear Sites

As discussed in the Form 10-K, in February 2016, Entergy disclosed that elevated tritium levels had been detected in samples from several monitoring wells that are part of Indian Point’s groundwater monitoring program.  Investigation of the source of elevated tritium has determined that the source is related to a temporary system to process water in preparation for the regularly scheduled refueling outage at Indian Point 2. The system was secured and is no longer in use and additional measures have been taken to prevent reoccurrence should the system be needed again. In June 2016, Indian Point detected trace amounts of cobalt 58 in a single well. This was associated with the draining and disassembly of a temporary heat exchanger operated in support of the Indian Point 2 outage.

Other Environmental Matters

Entergy

In May 2015 a transformer at the Indian Point facility failed, resulting in a fire and the release of non-PCB oil to the ground surface. The fire was extinguished by the facility’s fire deluge system. No injuries occurred due to the transformer failure or company response. An estimated 3,000 gallons of oil were released into the facility’s discharge canal and the environment surrounding the transformer and discharge canal, including the Hudson River, as a result of the failure, fire, and fire suppression. Once the fire was extinguished, Indian Point personnel and contractors began recovering free-product from the damaged transformer, the transformer containment moat, and the area surrounding the transformer. The United States Coast Guard designated Entergy as the responsible party under the Oil Pollution Act of 1990 and assessed a $1,000 civil penalty for the discharge of oil into navigable waters. As required, Entergy established a claims process including a voluntary hotline. Entergy received no reports to the voluntary hotline or claims under the established claims process. Additional on-site remedial work including subsurface investigation continues, and the State of New York and/or the EPA may assess a penalty due to the release of oil to waters of the state. In September 2016, Indian Point personnel identified an oil sheen in the discharge canal. Further investigation revealed that an estimated 600 gallons of lubricating oil had leaked from the Indian Point Unit 3 turbine system. The leaking component has been taken out of service and no oil has been discovered in the Hudson River. In October 2016 the New York Department of Environmental Conservation issued two notices of violation, one for each of these events, and a proposed order on consent for the 2015 event. Negotiations with the state are ongoing, and Entergy has recorded a provision for the potential outcome of this matter.

Earnings Ratios (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended
	December 31,					September 30,
	2011	2012	2013	2014	2015	2016
Entergy Arkansas	4.31	3.79	3.62	3.08	2.04	2.88
Entergy Louisiana	2.90	2.61	3.30	3.44	3.36	3.34
Entergy Mississippi	3.55	2.79	3.19	3.23	3.59	3.72
Entergy New Orleans	4.72	2.91	1.85	3.55	4.90	5.02
Entergy Texas	2.34	1.76	1.94	2.39	2.22	2.60
System Energy	3.85	5.12	5.66	4.04	4.53	5.41

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended
	December 31,					September 30,
	2011	2012	2013	2014	2015	2016
Entergy Arkansas	3.83	3.36	3.25	2.76	1.85	2.63
Entergy Louisiana	2.74	2.47	3.14	3.28	3.24	3.34
Entergy Mississippi	3.27	2.59	2.97	3.00	3.34	3.45
Entergy New Orleans	4.25	2.63	1.70	3.26	4.50	4.66

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits

4(a) -	Officer’s Certificate for Entergy Corporation relating to 2.95% Senior Notes due September 1, 2026 (4.02 to Form 8-K filed August 19, 2016 in 1-11299).

4(b) -	Seventy-ninth Supplemental Indenture, dated as of August 1, 2016, to Entergy Arkansas, Inc. Mortgage and Deed of Trust, dated as of October 1, 1944 (4.05 to Form 8-K filed August 16, 2016 in 1-10764).

4(c) -
Officer’s Certificate No. 6-B-5, dated August 1, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed August 17, 2016 in 1-32718).

4(d) -
Officer’s Certificate No. 7-B-6, dated September 15, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed October 4, 2016 in 1-32718).

4(e) -	Sixth Supplemental Indenture, dated as of August 1, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.40 to Form 8-K filed August 17, 2016 in 1-32718).

4(f) -	Seventh Supplemental Indenture, dated as of September 15, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.41 to Form 8-K filed October 4, 2016 in 1-32718).

4(g) -	Eighty-sixth Supplemental Indenture, dated as of August 1, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944 (4.33 to Form 8-K filed August 17, 2016 in 1-32718).

4(h) -	Eighty-seventh Supplemental Indenture, dated as of September 15, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944 (4.43 to Form 8-K filed October 4, 2016 in 1-32718).

4(i) -	Eighty-sixth Supplemental Indenture, dated as of August 1, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of September 1, 1926 (4.42 to Form 8-K filed August 17, 2016 in 1-32718).

4(j) -
Eighty-seventh Supplemental Indenture, dated as of September 15, 2016, to Entergy Louisiana Mortgage and Deed of Trust, dated as of September 1, 1926 (4.42 to Form 8-K filed October 4, 2016 in 1-32718).

4(k) -
Thirty-third Supplemental Indenture, dated as of September 1, 2016, to Entergy Mississippi, Inc. Mortgage and Deed of Trust, dated as of February 1, 1988 (4.16 to Form 8-K filed September 15, 2016 in 1-31508).

*4(l) -
Extension Agreement, dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(m) -
Amendment dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(n) -
Extension Agreement, dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(o) -
Amendment dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(p) -
Extension Agreement, dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Louisiana, LLC, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(q) -
Amendment dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Louisiana, LLC, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(r) -
Extension Agreement, dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(s) -
Amendment dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

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

Date:    November 4, 2016