Form 10-Q
period 2017-06-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; SYSTEM ENERGY RESOURCES, INC; ENTERGY NEW ORLEANS, INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.
filed 2017-08-03
CIK 65984, 7323, 202584, 71508, 66901, 1348952, 1427437

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-35747	ENTERGY NEW ORLEANS, INC. (a Louisiana corporation) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 72-0273040

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 10055 Grogans Mill Road The Woodlands, Texas 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 47-4469646	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

__________________________________________________________________________________________

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company	Emerging growth company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, Inc.			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at July 31, 2017
Entergy Corporation	($0.01 par value)	179,520,021

Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 2016 and the Quarterly Report for Form 10-Q for the quarter ended March 31, 2017, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2017

i

ENTERGY CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2017

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

•
long-term risks and uncertainties associated with the termination of the System Agreement in 2016, including the potential absence of federal authority to resolve certain issues among the Utility operating companies and their retail regulators;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including the beginning or end of retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC or the U.S. Department of Justice;

•
changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned potential or actual shutdown of nuclear generating facilities owned or operated by Entergy Wholesale Commodities, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

•
resolution of pending or future applications, and related regulatory proceedings and litigation, for license renewals or modifications or other authorizations required of nuclear generating facilities and the effect of public and political opposition on these applications, regulatory proceedings, and litigation;

•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at its nuclear generating facilities;

•	the operation and maintenance of Entergy’s nuclear generating facilities require the commitment of substantial human and capital resources that can result in increased costs and capital expenditures;

•	Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;

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

•
changes in environmental laws and regulations or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter, heat, and other regulated air and water emissions, and changes in costs of compliance with environmental laws and regulations;

•	the effects of changes in federal, state or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, or energy policies;

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

•	effects of climate change, including the potential for increases in sea levels or coastal land and wetland loss;

•	changes in the quality and availability of water supplies and the related regulation of water use and diversion;

•	Entergy’s ability to manage its capital projects and operation and maintenance costs;

•	Entergy’s ability to purchase and sell assets at attractive prices and on other attractive terms;

•
the economic climate, and particularly economic conditions in Entergy’s Utility service area and the Northeast United States and events and circumstances that could influence economic conditions in those areas, including power prices, and the risk that anticipated load growth may not materialize;

•	the effects of Entergy’s strategies to reduce tax payments;

•
changes in the financial markets and regulatory requirements for the issuance of securities, particularly as they affect access to capital and Entergy’s ability to refinance existing securities, execute share repurchase programs, and fund investments and acquisitions;

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

•
the effects, including increased security costs, of threatened or actual terrorism, cyber-attacks or data security breaches, natural or man-made electromagnetic pulses that affect transmission or generation infrastructure, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

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

•
changes in decommissioning trust fund values or earnings or in the timing of, requirements for, or cost to decommission Entergy’s nuclear plant sites and the implementation of decommissioning of such sites following shutdown;

•
the decision to cease merchant power generation at all Entergy Wholesale Commodities nuclear power plants by as early as 2021, including the implementation of the planned shutdown of Pilgrim, Palisades, Indian Point 2, and Indian Point 3;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

•
the ability to successfully complete strategic transactions Entergy may undertake, including mergers, acquisitions, or divestitures, regulatory or other limitations imposed as a result of any such strategic transaction, and the success of the business following any such strategic transaction.

DEFINITIONS

Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym	Term

ALJ	Administrative Law Judge
ANO 1 and 2	Units 1 and 2 of Arkansas Nuclear One (nuclear), owned by Entergy Arkansas
APSC	Arkansas Public Service Commission
ASU	Accounting Standards Update issued by the FASB
Board	Board of Directors of Entergy Corporation
Cajun	Cajun Electric Power Cooperative, Inc.
capacity factor	Actual plant output divided by maximum potential plant output for the period
City Council	Council of the City of New Orleans, Louisiana
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DOE	United States Department of Energy
Entergy	Entergy Corporation and its direct and indirect subsidiaries
Entergy Corporation	Entergy Corporation, a Delaware corporation
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

EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FitzPatrick	James A. FitzPatrick Nuclear Power Plant (nuclear), previously owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which was sold in March 2017
Form 10-K	Annual Report on Form 10-K for the calendar year ended December 31, 2016 filed with the SEC by Entergy Corporation and its Registrant Subsidiaries
Grand Gulf	Unit No. 1 of Grand Gulf Nuclear Station (nuclear), 90% owned or leased by System Energy
GWh	Gigawatt-hour(s), which equals one million kilowatt-hours
Independence	Independence Steam Electric Station (coal), owned 16% by Entergy Arkansas, 25% by Entergy Mississippi, and 7% by Entergy Power, LLC
Indian Point 2	Unit 2 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

v

DEFINITIONS (Continued)

Abbreviation or Acronym	Term

Indian Point 3	Unit 3 of Indian Point Energy Center (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
IRS	Internal Revenue Service
ISO	Independent System Operator
kW	Kilowatt, which equals one thousand watts
kWh	Kilowatt-hour(s)
LPSC	Louisiana Public Service Commission
MISO	Midcontinent Independent System Operator, Inc., a regional transmission organization
MMBtu	One million British Thermal Units
MPSC	Mississippi Public Service Commission
MW	Megawatt(s), which equals one thousand kilowatts
MWh	Megawatt-hour(s)
Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Nuclear Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.
River Bend	River Bend Station (nuclear), owned by Entergy Louisiana
SEC	Securities and Exchange Commission
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

Utility	Entergy’s business segment that generates, transmits, distributes, and sells electric power, with a small amount of natural gas distribution
Utility operating companies	Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

Vermont Yankee	Vermont Yankee Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment, which ceased power production in December 2014
Waterford 3	Unit No. 3 (nuclear) of the Waterford Steam Electric Station, 100% owned or leased by Entergy Louisiana
weather-adjusted usage	Electric usage excluding the effects of deviations from normal weather
White Bluff	White Bluff Steam Electric Generating Station, 57% owned by Entergy Arkansas

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

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for discussion of the operation and planned shutdown or sale of each of the Entergy Wholesale Commodities nuclear power plants.

Results of Operations

Second Quarter 2017 Compared to Second Quarter 2016

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the second quarter 2017 to the second quarter 2016 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2nd Quarter 2016 Consolidated Net Income (Loss)	$380,317	$250,874	($58,601)	$572,590

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	25,287	(42,793)	(13)	(17,519)
Other operation and maintenance	27,323	33,768	(52)	61,039
Asset write-offs, impairments, and related charges	—	186,602	—	186,602
Taxes other than income taxes	10,604	(6,687)	98	4,015
Depreciation and amortization	8,833	6,100	(273)	14,660
Other income	16,843	26,306	594	43,743
Interest expense	(9,259)	(379)	1,993	(7,645)
Other expenses	3,928	10,986	—	14,914
Income taxes	134,636	(219,889)	(2,886)	(88,139)

2nd Quarter 2017 Consolidated Net Income (Loss)	$246,382	$223,886	($56,900)	$413,368

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Second quarter 2017 results of operations include a reduction of income tax expense, net of unrecognized tax benefits, of $373 million as a result of tax elections to treat as corporations for federal income tax purposes two subsidiaries that each own an Entergy Wholesale Commodities nuclear power plant and $194 million ($126 million net-of-tax) of impairment charges due to costs being charged to expense as incurred as a result of the impaired value

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 10 to the financial statements herein for additional discussion of the tax elections and “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Second quarter 2016 results of operations include a reduction of income tax expense, net of unrecognized tax benefits, of $238 million as a result of a tax election to treat as a corporation for federal income tax purposes a subsidiary that owns an Entergy Wholesale Commodities nuclear power plant; income tax benefits as a result of the settlement of the 2010-2011 IRS audit, including a $75 million tax benefit recognized by Entergy Louisiana related to the treatment of the Vidalia purchased power agreement and a $54 million net benefit recognized by Entergy Louisiana related to the treatment of proceeds received in 2010 for the financing of Hurricane Gustav and Hurricane Ike storm costs pursuant to Louisiana Act 55; and a reduction in expenses of $59 million ($38 million net-of-tax) due to the effects of recording in second quarter 2016 final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. See Note 3 to the financial statements in the Form 10-K for additional discussion of the income tax items and Note 8 to the financial statements in the Form 10-K for discussion of the DOE litigation.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the second quarter 2017 to the second quarter 2016:

Amount
(In Millions)
2016 net revenue	$1,524
Louisiana Act 55 financing savings obligation	16
Grand Gulf recovery	15
Retail electric price	14
Volume/weather	(18)
Other	(2)
2017 net revenue	$1,549

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in 2016 for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings resulted from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

The Grand Gulf recovery variance is primarily due to increased recovery of higher operating costs.

The retail electric price variance is primarily due to:

•	the implementation of formula rate plan rates at Entergy Arkansas, as approved by the APSC, effective with the first billing cycle of January 2017;

•
the implementation of the transmission cost recovery factor rider at Entergy Texas, effective September 2016, and an increase in the transmission cost recovery factor rider rate, effective March 2017, as approved by the PUCT; and

•	an increase in rates at Entergy Mississippi, as approved by the MPSC, effective with the first billing cycle of July 2016.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price variance is partially offset by a decrease in formula rate plan revenues for Entergy Louisiana, implemented with the first billing cycle of September 2016, to reflect the effects of the termination of the System Agreement.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the rate proceedings.

The volume/weather variance is primarily due to decreased usage during the unbilled sales period, including the effect of weather. This decrease was partially offset by an increase of 1,068 GWh, or 4%, in billed electricity usage, including an increase in industrial usage. The increase in industrial usage is primarily due to new customers in the primary metals industry.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the second quarter 2017 to the second quarter 2016:

Amount
(In Millions)
2016 net revenue	$293
Nuclear volume	(74)
FitzPatrick	(44)
Nuclear realized price changes	57
Other	18
2017 net revenue	$250

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $43 million in the second quarter 2017 as compared to the second quarter 2016 primarily due to lower volume in the Entergy Wholesale Commodities nuclear fleet resulting from more outage days in second quarter 2017 as compared to second quarter 2016 and a decrease as a result of the absence of net revenue from the FitzPatrick plant after it was sold to Exelon in March 2017. See Note 13 to the financial statements herein for discussion of the sale. The decrease was partially offset by higher realized wholesale energy prices and higher capacity prices.

Following are key performance measures for Entergy Wholesale Commodities for the second quarter 2017 and 2016:

	2017	2016
Owned capacity (MW) (a)	3,962	4,880
GWh billed	6,019	7,866

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	59%	76%
GWh billed	5,393	7,308
Average energy and capacity revenue per MWh	$51.76	$42.34
Refueling outage days:
Indian Point 2	—	77
Indian Point 3	47	—
Pilgrim	43	—
Palisades	27	—

(a)
The reduction in owned capacity is due to Entergy’s sale of the 838 MW FitzPatrick plant to Exelon in March 2017 and Entergy’s sale of its 50% membership interest in Top Deer Wind Ventures, LLC in November 2016. See Note 13 to the financial statements herein for discussion of the FitzPatrick sale and Note 14 to the financial statements in the Form 10-K for discussion of the Top Deer Wind Ventures, LLC sale.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $582 million for the second quarter 2016 to $609 million for the second quarter 2017 primarily due to:

•
an increase of $18 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, primarily due to increased operating costs to position the nuclear fleet to meet its operational goals, partially offset by a decrease in regulatory compliance costs. The decrease in regulatory compliance costs is primarily related to additional NRC inspection activities in 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews; and

•	an increase of $8 million in transmission and distribution expenses due to higher vegetation maintenance costs in second quarter 2017 as compared to second quarter 2016.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes and local franchise taxes.

Other income increased primarily due to higher realized gains in second quarter 2017 as compared to second quarter 2016 on the decommissioning trust fund investments as a result of portfolio reallocations and an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017, which included the St. Charles Power Station project.

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $171 million for the second quarter 2016 to $204 million for the second quarter 2017 primarily due to the effect of recording in 2016 final court decisions in litigation against the DOE for the reimbursement of spent nuclear fuel storage costs, which reduced other operation and maintenance expenses in 2016 by $42 million, and an increase of $28 million in severance and retention costs in the second quarter 2017 as compared to the second quarter 2016 due to management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See Note 8 to the financial statements in the Form 10-K for discussion of the DOE litigation. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. The increase was partially offset by a decrease due to the absence of other operation and maintenance expenses from the FitzPatrick plant after it was sold to Exelon in March 2017. See Note 13 to the financial statements herein for discussion of the sale.

The asset write-offs, impairments, and related charges variance is primarily due to $194 million ($126 million net-of-tax) of impairment charges in the second quarter 2017 due to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. The increase in impairment charges in 2017 is primarily due to the impairment of the Indian Point and Palisades plants in fourth quarter 2016 and the timing of nuclear refueling outage spending for the Pilgrim plant. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Other income increased primarily due to higher realized gains in second quarter 2017 as compared to second quarter 2016 on the decommissioning trust fund investments primarily as a result of portfolio reallocations.

Other expenses increased primarily due to increases in decommissioning expenses primarily as a result of a trust transfer agreement Entergy entered into with NYPA in August 2016, which closed in January 2017, to transfer the decommissioning trust and decommissioning liability for the Indian Point 3 plant to Entergy and revisions to the estimated decommissioning cost liabilities for the Entergy Wholesale Commodities’ Indian Point 2 and Palisades plants as a result of revised decommissioning cost studies in the fourth quarter 2016. See Note 9 to the financial statements in the Form 10-K for discussion of the revised decommissioning cost studies. The increase was partially offset by a reduction in deferred refueling outage amortization costs related to the impairments of the Indian Point 3, Indian Point 2, and Palisades plants and related assets. See Note 14 to the financial statements in the Form 10-K for discussion of the impairments and related charges.

Income Taxes

The effective income tax rate was (442.1%) for the second quarter 2017. The difference in the effective income tax rate for the second quarter 2017 versus the federal statutory rate of 35% was primarily due to tax elections to treat as corporations for federal income tax purposes two subsidiaries that each own an Entergy Wholesale Commodities nuclear power plant, which resulted in both permanent and temporary differences under the income tax accounting standards. See Note 10 to the financial statements herein for additional discussion of the tax elections.

The effective income tax rate was (76.9%) for the second quarter 2016. The difference in the effective income tax rate for the second quarter 2016 versus the federal statutory rate of 35% was primarily due to a tax election to treat as a corporation for federal income tax purposes a subsidiary that owns an Entergy Wholesale Commodities nuclear power plant, which resulted in reduced income tax expense and the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit in the second quarter 2016. See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax election and the tax settlements.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the six months ended June 30, 2017 to the six months ended June 30, 2016 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2016 Consolidated Net Income (Loss)	$579,968	$330,430	($102,566)	$807,832

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	54,405	(14,889)	(11)	39,505
Other operation and maintenance	80,763	115,205	703	196,671
Asset write-offs, impairments, and related charges	—	391,033	—	391,033
Taxes other than income taxes	18,206	(8,008)	391	10,589
Depreciation and amortization	25,283	2,587	(216)	27,654
Gain on sale of assets	—	16,270	—	16,270
Other income	26,282	56,768	652	83,702
Interest expense	(13,233)	(41)	3,546	(9,728)
Other expenses	10,339	41,654	—	51,993
Income taxes	125,292	(350,540)	4,925	(220,323)

2017 Consolidated Net Income (Loss)	$414,005	$196,689	($111,274)	$499,420

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Results of operations for the six months ended June 30, 2017 include $405 million ($263 million net-of-tax) of impairment charges due to costs being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and a reduction of income tax expense, net of unrecognized tax benefits, of $373 million as a result of tax elections to treat as corporations for federal income tax purposes two subsidiaries that each own an Entergy Wholesale Commodities nuclear power plant. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and Note 10 to the financial statements herein for additional discussion of the tax elections.

Results of operations for the six months ended June 30, 2016 include a reduction of income tax expense, net of unrecognized tax benefits, of $238 million as a result of a tax election to treat as a corporation for federal income tax purposes a subsidiary that owns an Entergy Wholesale Commodities nuclear power plant; income tax benefits as a result of the settlement of the 2010-2011 IRS audit, including a $75 million tax benefit recognized by Entergy Louisiana related to the treatment of the Vidalia purchased power agreement and a $54 million net benefit recognized by Entergy Louisiana related to the treatment of proceeds received in 2010 for the financing of Hurricane Gustav and Hurricane Ike storm costs pursuant to Louisiana Act 55; and a reduction in expenses of $59 million ($38 million net-of-tax) due to the effects of recording in second quarter 2016 final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. See Note 3 to the financial statements in the Form 10-K for additional discussion of the income tax items and Note 8 to the financial statements in the Form 10-K for discussion of the DOE litigation.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2017 to the six months ended June 30, 2016:

Amount
(In Millions)
2016 net revenue	$2,899
Retail electric price	45
Grand Gulf recovery	27
Louisiana Act 55 financing savings obligation	16
Volume/weather	(30)
Other	(3)
2017 net revenue	$2,954

The retail electric price variance is primarily due to:

•
an increase in base rates effective February 24, 2016 and the implementation of formula rate plan rates effective with the first billing cycle of January 2017 at Entergy Arkansas, each as approved by the APSC. A significant portion of the base rate increase was related to the purchase of Power Block 2 of the Union Power Station in March 2016;

•
an increase in formula rate plan revenues for Entergy Louisiana, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016;

•
the implementation of the transmission cost recovery factor rider at Entergy Texas, effective September 2016, and an increase in the transmission cost recovery factor rider rate, effective March 2017, as approved by the PUCT;

•	an increase in rates at Entergy Mississippi, as approved by the MPSC, effective with the first billing cycle of July 2016; and

•
an increase in the purchased power and capacity acquisition cost recovery rider for Entergy New Orleans, as approved by the City Council, effective with the first billing cycle of March 2016, primarily related to the purchase of Power Block 1 of the Union Power Station in March 2016.

The retail electric price variance is partially offset by a decrease in formula rate plan revenues for Entergy Louisiana, implemented with the first billing cycle of September 2016, to reflect the effects of the termination of the System Agreement.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the rate proceedings. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

The Grand Gulf recovery variance is primarily due to increased recovery of higher operating costs.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge in 2016 for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings resulted from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to decreased usage during the unbilled sales period, including the effect of weather. This decrease was partially offset by an increase of 551 GWh, or 1%, in billed electricity usage,

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

including an increase in industrial usage. The increase in industrial usage is primarily due to new customers in the primary metals and industrial gases industries and expansion projects primarily in the chemicals industry.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the six months ended June 30, 2017 to the six months ended June 30, 2016:

Amount
(In Millions)
2016 net revenue	$759
Nuclear volume	(79)
FitzPatrick	(72)
Nuclear fuel expenses	37
FitzPatrick reimbursement agreement	98
Other	1
2017 net revenue	$744

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $15 million in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to lower volume in the Entergy Wholesale Commodities nuclear fleet resulting from more outage days in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 and a decrease as a result of the absence of net revenue from the FitzPatrick plant after it was sold to Exelon in March 2017. See Note 13 to the financial statements herein for discussion of the sale. The decrease was partially offset by a decrease in nuclear fuel expenses primarily related to the impairments of the Pilgrim and Palisades plants and related assets and an increase resulting from the reimbursement agreement with Exelon pursuant to which Exelon was reimbursing Entergy for specified out-of-pocket costs associated with preparing for the refueling and operation of FitzPatrick that otherwise would have been avoided had Entergy shut down FitzPatrick in January 2017. Revenues received from Exelon in 2017 under the reimbursement agreement were offset in other operation and maintenance expenses and taxes other than income taxes and had no material effect on net income. See Note 13 to the financial statements herein and Note 14 to the financial statements in the Form 10-K for further discussion of the reimbursement agreement.

Following are key performance measures for Entergy Wholesale Commodities for the six months ended June 30, 2017 and 2016:

	2017	2016
Owned capacity (MW) (a)	3,962	4,880
GWh billed	14,382	17,112

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	71%	83%
GWh billed	13,228	15,996
Average energy and capacity revenue per MWh	$53.79	$49.85
Refueling outage days:
FitzPatrick	42	—
Indian Point 2	—	102
Indian Point 3	66	—
Pilgrim	43	—
Palisades	27	—

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(a)
The reduction in owned capacity is due to Entergy’s sale of the 838 MW FitzPatrick plant to Exelon in March 2017 and Entergy’s sale of its 50% membership interest in Top Deer Wind Ventures, LLC in November 2016. See Note 13 to the financial statements herein for discussion of the FitzPatrick sale and Note 14 to the financial statements in the Form 10-K for discussion of the Top Deer Wind Ventures, LLC sale.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,096 million for the six months ended June 30, 2016 to $1,177 million for the six months ended June 30, 2017 primarily due to:

•
an increase of $18 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, primarily due to increased operating costs to position the nuclear fleet to meet its operational goals, and additional training and initiatives to support management’s operational goals at Grand Gulf, partially offset by a decrease in regulatory compliance costs. The decrease in regulatory compliance costs is primarily related to additional NRC inspection activities in 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews;

•
the deferral in first quarter 2016 of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC in February 2016 as part of the Entergy Arkansas 2015 rate case settlement. These costs are being amortized over a ten-year period beginning March 2016. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement;

•
an increase of $11 million in compensation and benefits costs primarily due to a downward revision to estimated incentive compensation expense in first quarter 2016 and an increase in net periodic pension and other postretirement benefits costs as a result of lower discount rates;

•	an increase of $10 million in transmission and distribution expenses due to higher vegetation maintenance costs in 2017; and

•	an increase of $5 million in information technology expenses including software maintenance costs and upgrade projects.

Taxes other than income taxes increased primarily due to increases in local franchise taxes and ad valorem taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Union Power Station purchased in March 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Other income increased primarily due to higher realized gains in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 on the decommissioning trust fund investments, including portfolio reallocations, and an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017, which included the St. Charles Power Station project.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $384 million for the six months ended June 30, 2016 to $500 million for the six months ended June 30, 2017 primarily due to:

•
FitzPatrick’s nuclear refueling outage expenses and expenditures for capital assets being classified as other operation and maintenance expenses as a result of the sales and reimbursement agreements Entergy entered into with Exelon. These costs would have not been incurred absent the sales agreement with Exelon because Entergy planned to shut the plant down in January 2017. The expenses were offset by revenue realized pursuant to the reimbursement agreement and had no effect on net income. See Note 13 to the financial statements herein and Note 14 to the financial statements in the Form 10-K for discussion of the reimbursement agreement;

•
the effect of recording in 2016 final court decisions in litigation against the DOE for the reimbursement of spent nuclear fuel storage costs, which reduced other operation and maintenance expenses in 2016 by $42 million. See Note 8 to the financial statements in the Form 10-K for discussion of the DOE litigation; and

•
an increase of $39 million in severance and retention costs in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

The increase was partially offset by a decrease due to the absence of other operation and maintenance expenses from the FitzPatrick plant after it was sold to Exelon in March 2017. See Note 13 to the financial statements herein for discussion of the sale.

The asset write-offs, impairments, and related charges variance is primarily due to $405 million ($263 million net-of-tax) of impairment charges in the six months ended June 30, 2017 due to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. The increase in impairment charges in 2017 is primarily due to the impairment of the Indian Point and Palisades plants in fourth quarter 2016 and the timing of nuclear fuel spending and nuclear refueling outage spending for the Pilgrim plant. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

The gain on sale of assets resulted from the sale in March 2017 of the 838 MW FitzPatrick plant to Exelon. Entergy sold the FitzPatrick plant for approximately $110 million, including the $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain of $16 million on the sale. See Note 13 to the financial statements herein for a discussion of the sale.

Other income increased primarily due to higher realized gains in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 on the decommissioning trust fund investments as a result of portfolio reallocations and the increase in value from year-end realized upon the receipt from NYPA of the decommissioning trust funds for the Indian Point 3 and FitzPatrick plants in January 2017. See Note 9 to the financial statements in the Form 10-K for discussion of the trust transfer agreement with NYPA.

Other expenses increased primarily due to increases in decommissioning expenses primarily as a result of a trust transfer agreement Entergy entered into with NYPA in August 2016, which closed in January 2017, to transfer the decommissioning trusts and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy and revisions to the estimated decommissioning cost liabilities for the Entergy Wholesale Commodities’ Indian Point

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

2 and Palisades plants as a result of revised decommissioning cost studies in the fourth quarter 2016. See Note 9 to the financial statements in the Form 10-K for discussion of the trust transfer agreement with NYPA and the revised decommissioning cost studies. The increase was partially offset by a reduction in deferred refueling outage amortization costs related to the impairments of the Indian Point 3, Indian Point 2, and Palisades plants and related assets. See Note 14 to the financial statements in the Form 10-K for discussion of the impairments and related charges.

Income Taxes

The effective income tax rate was (193.7%) for the six months ended June 30, 2017. The difference in the effective income tax rate for the six months ended June 30, 2017 versus the federal statutory rate of 35% was primarily due to tax elections to treat as corporations for federal income tax purposes two subsidiaries that each own an Entergy Wholesale Commodities nuclear power plant, which resulted in both permanent and temporary differences under the income tax accounting standards and the re-determined tax basis of the FitzPatrick plant as a result of its sale on March 31, 2017. See Note 10 to the financial statements herein for further discussion of the tax elections and the tax benefit associated with the sale of FitzPatrick.

The effective income tax rate was (15.6%) for the six months ended June 30, 2016. The difference in the effective income tax rate for the six months ended June 30, 2016 versus the federal statutory rate of 35% was primarily due to a tax election to treat as a corporation for federal income tax purposes a subsidiary that owns an Entergy Wholesale Commodities nuclear power plant, which resulted in reduced income tax expense and the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit in the second quarter 2016. See Note 3 to the financial statements in the Form 10-K for additional discussion of the tax election and the tax settlements.

ANO Damage, Outage, and NRC Reviews

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident, subsequent NRC reviews, and the deferral of replacement power costs.

Entergy Wholesale Commodities Exit from the Merchant Power Business

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.  Following are updates to that discussion.

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet of approximately $110 million in 2017, of which $66 million had been incurred as of June 30, 2017, and approximately $250 million from 2018 through the end of 2021. In addition, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $194 million for the three months ended June 30, 2017, and $405 million for the six months ended June 30, 2017. These costs are charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets, and expects to continue to charge these costs to expense as incurred over the remaining operating lives of the plants because Entergy expects the value of those plants to continue to be impaired.

In March 2017 the NRC approved the sale of the FitzPatrick plant, an 838 MW nuclear power plant owned by Entergy in the Entergy Wholesale Commodities segment, to Exelon. The transaction closed in March 2017 for a purchase price of $110 million, including the $10 million non-refundable signing fee paid in August 2016, in addition

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain on the sale of $16 million. At the transaction close, Exelon paid an additional $8 million for the proration of certain expenses prepaid by Entergy. See Note 13 to the financial statements herein for further discussion of the sale of FitzPatrick. As discussed in Note 10 to the financial statements herein, as a result of the sale of FitzPatrick, Entergy re-determined the plant’s tax basis, resulting in a $44 million income tax benefit in the first quarter 2017.

Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” in the Form 10-K for a discussion of the NRC operating licensing proceedings for Indian Point 2 and Indian Point 3 and the settlement reached with New York State.  Following are updates to that discussion.

In accordance with the settlement with New York State, in March 2017 the New York State Department of State issued a concurrence with Indian Point’s new Coastal Zone Management Act (CZMA) consistency certification and, on Entergy’s motion, the U.S. District Court for the Northern District of New York dismissed Entergy’s appeal related to the initial Indian Point CZMA consistency certification. Also in March 2017 the Atomic Safety and Licensing Board of the NRC granted the motion of New York State and Riverkeeper to withdraw their pending contentions on the NRC license renewal application and terminated the proceedings.  Subsequent to the issuance of the water quality certification and water discharge permit in January 2017 by the New York State Department of Environmental Conservation (NYSDEC), in April 2017 the NYSDEC updated its environmental analysis to reflect the early shutdown per the settlement agreement. Both the water quality certification and the CZMA concurrence were filed with the NRC in April 2017.

In May 2017 a plaintiff filed two parallel state court appeals challenging New York State’s actions in signing and implementing the Indian Point settlement with Entergy on the basis that the State failed to perform sufficient environmental analysis of its actions. All signatories to the settlement agreement, including the Entergy affiliates that hold NRC licenses for Indian Point, were named.

Liquidity and Capital Resources

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy’s capital structure, capital expenditure plans and other uses of capital, and sources of capital.  Following are updates to that discussion.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2017	December 31, 2016
Debt to capital	65.5%	64.8%
Effect of excluding securitization bonds	(0.8%)	(1.0%)
Debt to capital, excluding securitization bonds (a)	64.7%	63.8%
Effect of subtracting cash	(1.5%)	(2.0%)
Net debt to net capital, excluding securitization bonds (a)	63.2%	61.8%

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2021.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30, 2017 was 2.38% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2017:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$225	$6	$3,269

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

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $100 million, which expires in January 2018. As of June 30, 2017, $71 million in cash borrowings were outstanding under the credit facility. The weighted average interest rate for the six months ended June 30, 2017 was 2.44% on the drawn portion of the facility. Entergy Nuclear Vermont Yankee also has an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million, which expires in January 2018. As of June 30, 2017, there were no cash borrowings outstanding under the uncommitted credit facility. See Note 4 to the financial statements herein for additional discussion of the Vermont Yankee facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion. As of June 30, 2017, Entergy Corporation had $1.1 billion of commercial paper outstanding. The weighted-average interest rate for the six months ended June 30, 2017 was 1.38%.

Capital Expenditure Plans and Other Uses of Capital

See the table and discussion in the Form 10-K under “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Capital Expenditure Plans and Other Uses of Capital,” that sets forth the amounts of planned construction and other capital investments by operating segment for 2017 through 2019. Following are updates to the discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Lake Charles Power Station

In November 2016, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Lake Charles Power Station, a nominal 994 MW combined-cycle generating unit in Westlake, Louisiana, on land adjacent to the existing Nelson plant in Calcasieu Parish. The current estimated cost of the Lake Charles Power Station is $872 million, including estimated costs of transmission interconnection and other related costs. In May 2017 the parties to the proceeding agreed to an uncontested stipulation finding that construction of the Lake Charles Power Station is in the public interest and authorizing an in-service rate recovery plan. In July 2017 the LPSC issued an order unanimously approving the stipulation. Subject to the timely receipt of other permits and approvals, commercial operation is estimated to occur by mid-2020.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which facility was deactivated effective May 31, 2016. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. The application included an updated cost estimate of $232 million for the 226 MW advanced combustion turbine. The cost estimate for the alternative 128 MW unit is $210 million. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans.  In July 2017 the Utility Committee of the City Council established a procedural schedule that provides for a hearing in December 2017 and the City Council’s decision in February 2018. The commercial operation date is dependent on the alternative selected by the City Council and the receipt of other permits and approvals.

Montgomery County Power Station

In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 MW combined-cycle generating unit in Montgomery County, Texas on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including estimated costs of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal process that showed no undue preference to any proposal. In June 2017, parties to the proceeding filed an unopposed stipulation and settlement agreement. The stipulation contemplates that Entergy Texas’s level of cost-recovery for generation construction costs for Montgomery County Power Station is capped at $831 million, subject to certain exclusions such as force majeure events. Also in June 2017, the administrative law judge issued a proposed order and remanded the proceeding to the PUCT for final decision. In July 2017 the PUCT approved the stipulation. Subject to the timely receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

Washington Parish Energy Center

In April 2017, Entergy Louisiana signed a purchase and sale agreement with a subsidiary of Calpine Corporation for the acquisition of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 360 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana and, subject to permits and approvals, is expected to be completed in 2021. Subject to regulatory approvals, Entergy Louisiana will purchase the plant once it is complete for an estimated total investment of approximately $261 million, including transmission and other related costs. In May

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. A procedural schedule has been established, with a hearing in March 2018.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its July 2017 meeting, the Board declared a dividend of $0.87 per share, which is the same quarterly dividend per share that Entergy has paid since the fourth quarter 2016.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
	(In Millions)
Cash and cash equivalents at beginning of period	$1,188	$1,351

Cash flow provided by (used in):
Operating activities	820	1,252
Investing activities	(1,770)	(2,266)
Financing activities	697	659
Net decrease in cash and cash equivalents	(253)	(355)

Cash and cash equivalents at end of period	$935	$996

Operating Activities

Net cash flow provided by operating activities decreased by $432 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to:

•	an increase of $160 million in spending on nuclear refueling outages in 2017 as compared to the same period in 2016;

•
lower Entergy Wholesale Commodities net revenue, excluding the effect of revenues resulting from the FitzPatrick reimbursement agreement with Exelon, in 2017 as compared to the same period in 2016, as discussed above. See Note 13 to the financial statements herein and Note 14 to the financial statements in the Form 10-K for discussion of the reimbursement agreement;

•
a decrease due to the timing of recovery of fuel and purchased power costs in 2017 as compared to the same period in 2016. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery;

•
an increase of $94 million in severance and retention payments in 2017 as compared to the same period in 2016. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” above and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet; and

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement and refund.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

The decrease was partially offset by:

•
income tax refunds of $15 million in 2017 compared to income tax payments of $85 million in 2016. Entergy received income tax refunds in 2017 resulting from the carryback of net operating losses. Entergy made income tax payments in 2016 related to the effect of the 2006-2007 IRS audit and for jurisdictions that do not have net operating loss carryovers or jurisdictions in which the utilization of net operating loss carryovers are limited. See Note 3 to the financial statements in the Form 10-K for a discussion of the income tax audit;

•
a decrease of $76 million in interest paid in 2017 as compared to the same period in 2016 primarily due to an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets. See Note 10 to the financial statements in the Form 10-K for a discussion of Entergy Louisiana’s purchase of a beneficial interest in the Waterford 3 leased assets; and

•	a decrease of $23 million in spending in 2017 as compared to the same period in 2016 on activities related to the decommissioning of Vermont Yankee, which ceased power production in December 2014.

Investing Activities

Net cash flow used in investing activities decreased $496 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the purchase of the Union Power Station for approximately $948 million in March 2016 and proceeds of $100 million from the sale in March 2017 of the FitzPatrick plant to Exelon. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase and Note 13 to the financial statements herein for a discussion of the sale of FitzPatrick.

The decrease was partially offset by:

•
an increase of $425 million in construction expenditures, primarily in the Utility business. The increase in construction expenditures in the Utility business is primarily due to an increase of $251 million in fossil-fueled generation construction expenditures primarily due to a higher scope of work performed on various projects in 2017, including the St. Charles Power Station project, an increase of $73 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2017, and an increase of $61 million in distribution construction expenditures primarily due to a higher scope of work performed in 2017 as compared to the same period in 2016;

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
proceeds of $25 million received in 2017 compared to proceeds of $89 million received in 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the DOE litigation.

Financing Activities

Net cash flow provided by financing activities increased $38 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase of $372 million in net issuances of commercial paper in 2017 compared to the same period in 2016.

The increase was partially offset by:

•
long-term debt activity providing approximately $170 million of cash in 2017 compared to providing approximately $437 million of cash in 2016.  Included in the long-term debt activity is $475 million in 2017 and $595 million in 2016 for the repayment of borrowings on the Entergy Corporation long-term credit facility; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•	a decrease of $67 million in 2017 in short-term borrowings by the nuclear fuel company variable interest entities.

For the details of Entergy’s commercial paper program, the nuclear fuel company variable interest entities’ short-term borrowings, and long-term debt see Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K.

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

Federal Regulation

See Note 2 to the financial statements herein for updates to the discussion in the Form 10-K regarding federal regulatory proceedings.

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of June 30, 2017 (2017 represents the remainder of the year):

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2017	2018	2019	2020	2021
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	89%	76%	41%	—%	—%
Firm LD (c)	9%	7%	—%	—%	—%
Offsetting positions (d)	(9%)	(10%)	—%	—%	—%
Total	89%	73%	41%	—%	—%
Planned generation (TWh) (e) (f)	15.0	26.7	18.8	11.7	2.9
Average revenue per MWh on contracted volumes:
Minimum	$40.7	$35.9	$35.3	$—	$—
Expected based on market prices as of June 30, 2017	$40.7	$35.9	$35.3	$—	$—
Sensitivity: -/+ $10 per MWh market price change	$40.7-$40.8	$34.9-$36.9	$35.3	$—	$—

Capacity
Percent of capacity sold forward (g):
Bundled capacity and energy contracts (h)	24%	11%	—%	—%	—%
Capacity contracts (i)	41%	24%	14%	—%	—%
Total	65%	35%	14%	—%	—%
Planned net MW in operation (average) (f)	3,568	3,365	2,356	1,384	347
Average revenue under contract per kW per month (applies to capacity contracts only)	$8.5	$9.1	$10.5	$—	$—

Total Nuclear Energy and Capacity Revenues (j)
Expected sold and market total revenue per MWh	$47.4	$43.6	$43.9	$44.3	$50.0
Sensitivity: -/+ $10 per MWh market price change	$46.2-$48.6	$41.0-$46.3	$38.0-$49.8	$34.3-$54.3	$40.0-$60.0

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

(f)
Assumes the planned shutdown of Palisades on October 1, 2018, planned shutdown of Pilgrim on May 31, 2019, planned shutdown of Indian Point 2 on April 30, 2020, and planned shutdown of Indian Point 3 on April 30, 2021, and reflects the sale of FitzPatrick in March 2017. Assumes NRC license renewals for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015 and now operating under its period of extended operations while its application is pending). For a discussion regarding the planned shutdown of the Palisades, Pilgrim, Indian Point 2, and Indian Point 3 plants, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” in the Form 10-K. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above and in the Form 10-K.

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on June 30, 2017 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $19 million for the remainder of 2017. As of June 30, 2016, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $50 million for the remainder of 2016.  A negative $10 per MWh change in the annual average energy price in the markets based on June 30, 2017 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($17) million for the remainder of 2017. As of June 30, 2016, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($32) million for the remainder of 2016.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At June 30, 2017, based on power prices at that time, Entergy had liquidity exposure of $116 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $8 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of June 30, 2017, Entergy would have been required to provide approximately $50 million of additional cash or letters of credit under some of the agreements. As of June 30, 2017, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $236 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.

As of June 30, 2017, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2021 is with counterparties or their guarantors that have public investment grade credit ratings.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters. The following is an update to that discussion.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Indian Point

During the scheduled refueling and maintenance outage at Indian Point 2 in the first quarter 2016, comprehensive inspections were done as part of the aging management program that calls for an in-depth inspection of the reactor vessel.  Inspections of more than 2,000 bolts in the reactor’s removable insert liner identified issues with roughly 11% of the bolts that required further analysis.  Entergy replaced bolts as appropriate, and the unit returned to service in June 2016. In 2016, Entergy evaluated the scope and duration of Indian Point 3’s scheduled refueling outage planned for 2017, which began in March 2017. Based on the results of the 2016 evaluation and analysis, Entergy extended Indian Point 3’s planned 2017 outage duration. Entergy performed the same in-depth inspection of the reactor vessel at Indian Point 3 during Indian Point 3’s spring 2017 refueling and maintenance outage that it performed for Indian Point 2. Based on inspection data, Entergy replaced approximately the same number of bolts at Indian Point 3 that it replaced at Indian Point 2 before returning the plant to service in May 2017.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy’s accounting for nuclear decommissioning costs, utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - New Accounting Pronouncements” in the Form 10-K for a discussion of new accounting pronouncements. Following are updates to that discussion.

As discussed in the Form 10-K, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” is effective for Entergy for the first quarter 2018.  Entergy has selected the modified retrospective transition method. Entergy’s evaluation of ASU 2014-09 has not identified any effects that it expects will affect materially its results of operations, financial position, or cash flows. Entergy continues to monitor the development and finalization of industry-specific application guidance that could have an effect on this assessment.

In March 2017 the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires entities to report the service cost component of defined benefit pension cost and postretirement benefit cost (net benefit cost) in the same line item as other compensation costs arising from services rendered during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  In addition, the ASU allows only the service cost component of net benefit cost to be eligible for capitalization.  ASU 2017-07 is effective for Entergy for the first quarter 2018.  Entergy does not expect ASU 2017-07 to affect materially its results of operations, financial position, or cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,271,220	$2,093,331	$4,262,960	$4,135,492
Natural gas	30,075	25,121	73,426	70,734
Competitive businesses	317,255	344,110	870,622	866,189
TOTAL	2,618,550	2,462,562	5,207,008	5,072,415

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	395,947	381,465	813,513	886,432
Purchased power	416,497	242,672	774,264	504,996
Nuclear refueling outage expenses	38,288	47,045	80,853	98,276
Other operation and maintenance	820,297	759,258	1,687,845	1,491,174
Asset write-offs, impairments, and related charges	193,571	6,969	405,362	14,329
Decommissioning	100,296	76,625	214,669	145,253
Taxes other than income taxes	153,264	149,249	309,616	299,027
Depreciation and amortization	350,328	335,668	697,593	669,939
Other regulatory charges (credits)	6,553	21,353	(78,749)	22,512
TOTAL	2,475,041	2,020,304	4,904,966	4,131,938

Gain on sale of assets	—	—	16,270	—

OPERATING INCOME	143,509	442,258	318,312	940,477

OTHER INCOME
Allowance for equity funds used during construction	22,376	13,860	41,384	32,792
Interest and investment income	80,097	46,375	136,646	79,128
Miscellaneous - net	(6,872)	(8,377)	(1,371)	(18,963)
TOTAL	95,601	51,858	176,659	92,957

INTEREST EXPENSE
Interest expense	173,377	177,631	344,466	351,442
Allowance for borrowed funds used during construction	(10,523)	(7,132)	(19,565)	(16,813)
TOTAL	162,854	170,499	324,901	334,629

INCOME BEFORE INCOME TAXES	76,256	323,617	170,070	698,805

Income taxes	(337,112)	(248,973)	(329,350)	(109,027)

CONSOLIDATED NET INCOME	413,368	572,590	499,420	807,832

Preferred dividend requirements of subsidiaries	3,446	5,276	6,892	10,552

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$409,922	$567,314	$492,528	$797,280

Earnings per average common share:
Basic	$2.28	$3.17	$2.75	$4.46
Diluted	$2.27	$3.16	$2.74	$4.45
Dividends declared per common share	$0.87	$0.85	$1.74	$1.70

Basic average number of common shares outstanding	179,475,346	178,808,149	179,405,592	178,693,342
Diluted average number of common shares outstanding	180,234,694	179,503,582	180,032,233	179,233,209

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(In Thousands)

Net Income	$413,368	$572,590	$499,420	$807,832

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss) (net of tax expense (benefit) of $10,684, ($34,576), $10,325, and ($39,777))	19,949	(64,041)	19,421	(73,547)
Pension and other postretirement liabilities (net of tax expense of $5,839, $2,779, $12,216, and $3,037)	10,916	5,043	19,548	12,605
Net unrealized investment gains (net of tax expense of $2,870, $19,515, $42,164, and $37,873)	11,696	20,955	49,523	44,024
Foreign currency translation (net of tax benefit of $403, $487, $403, and $640)	(748)	(904)	(748)	(1,188)
Other comprehensive income (loss)	41,813	(38,947)	87,744	(18,106)

Comprehensive Income	455,181	533,643	587,164	789,726
Preferred dividend requirements of subsidiaries	3,446	5,276	6,892	10,552
Comprehensive Income Attributable to Entergy Corporation	$451,735	$528,367	$580,272	$779,174

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$499,420	$807,832
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,042,671	1,012,753
Deferred income taxes, investment tax credits, and non-current taxes accrued	(324,227)	(170,026)
Asset write-offs, impairments, and related charges	220,828	14,329
Gain on sale of assets	(16,270)	—
Changes in working capital:
Receivables	6,091	(57,673)
Fuel inventory	6,213	9,586
Accounts payable	9,687	45,412
Taxes accrued	(2,202)	7,056
Interest accrued	(3,947)	(9,543)
Deferred fuel costs	(127,945)	3,757
Other working capital accounts	(91,505)	(121,929)
Changes in provisions for estimated losses	(7,340)	1,533
Changes in other regulatory assets	62,612	109,700
Changes in other regulatory liabilities	(8,250)	70,505
Changes in pensions and other postretirement liabilities	(180,346)	(168,856)
Other	(265,807)	(302,356)
Net cash flow provided by operating activities	819,683	1,252,080

INVESTING ACTIVITIES
Construction/capital expenditures	(1,719,712)	(1,294,498)
Allowance for equity funds used during construction	41,877	33,152
Nuclear fuel purchases	(209,756)	(124,107)
Payment for purchase of plant	—	(947,903)
Proceeds from sale of assets	100,000	—
Insurance proceeds received for property damages	26,157	—
Changes in securitization account	10,028	13,239
Payments to storm reserve escrow account	(1,124)	(805)
Receipts from storm reserve escrow account	8,836	—
Decreases in other investments	1,705	57
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	25,493	89,407
Proceeds from nuclear decommissioning trust fund sales	1,462,698	1,232,672
Investment in nuclear decommissioning trust funds	(1,516,406)	(1,267,452)
Net cash flow used in investing activities	(1,770,204)	(2,266,238)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,036,529	3,856,768
Treasury stock	7,819	16,855
Retirement of long-term debt	(866,337)	(3,420,196)
Changes in credit borrowings and commercial paper - net	833,957	530,540
Other	4,305	(10,276)
Dividends paid:
Common stock	(312,209)	(303,843)
Preferred stock	(6,892)	(10,552)
Net cash flow provided by financing activities	697,172	659,296

Net decrease in cash and cash equivalents	(253,349)	(354,862)

Cash and cash equivalents at beginning of period	1,187,844	1,350,961

Cash and cash equivalents at end of period	$934,495	$996,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$334,555	$410,744
Income taxes	($14,673)	$84,607

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$67,238	$129,579
Temporary cash investments	867,257	1,058,265
Total cash and cash equivalents	934,495	1,187,844
Accounts receivable:
Customer	579,674	654,995
Allowance for doubtful accounts	(12,947)	(11,924)
Other	138,285	158,419
Accrued unbilled revenues	415,424	368,677
Total accounts receivable	1,120,436	1,170,167
Deferred fuel costs	194,245	108,465
Fuel inventory - at average cost	173,387	179,600
Materials and supplies - at average cost	695,690	698,523
Deferred nuclear refueling outage costs	228,300	146,221
Prepayments and other	252,791	193,448
TOTAL	3,599,344	3,684,268

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	198	198
Decommissioning trust funds	6,796,911	5,723,897
Non-utility property - at cost (less accumulated depreciation)	247,363	233,641
Other	453,705	469,664
TOTAL	7,498,177	6,427,400

PROPERTY, PLANT, AND EQUIPMENT
Electric	45,916,902	45,191,216
Property under capital lease	618,731	619,527
Natural gas	426,674	413,224
Construction work in progress	1,741,867	1,378,180
Nuclear fuel	958,190	1,037,899
TOTAL PROPERTY, PLANT, AND EQUIPMENT	49,662,364	48,640,046
Less - accumulated depreciation and amortization	21,095,139	20,718,639
PROPERTY, PLANT, AND EQUIPMENT - NET	28,567,225	27,921,407

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	769,364	761,280
Other regulatory assets (includes securitization property of $550,077 as of June 30, 2017 and $600,996 as of December 31, 2016)	4,699,217	4,769,913
Deferred fuel costs	239,199	239,100
Goodwill	377,172	377,172
Accumulated deferred income taxes	115,562	117,885
Other	141,777	1,606,009
TOTAL	6,342,291	7,871,359

TOTAL ASSETS	$46,007,037	$45,904,434

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$702,909	$364,900
Notes payable and commercial paper	1,248,969	415,011
Accounts payable	1,165,699	1,285,577
Customer deposits	401,089	403,311
Taxes accrued	178,912	181,114
Interest accrued	183,282	187,229
Deferred fuel costs	60,687	102,753
Obligations under capital leases	2,387	2,423
Pension and other postretirement liabilities	72,127	76,942
Other	224,469	180,836
TOTAL	4,240,530	3,200,096

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	7,246,612	7,495,290
Accumulated deferred investment tax credits	221,449	227,147
Obligations under capital leases	23,179	24,582
Other regulatory liabilities	1,564,679	1,572,929
Decommissioning and asset retirement cost liabilities	6,118,860	5,992,476
Accumulated provisions	474,020	481,636
Pension and other postretirement liabilities	2,860,479	3,036,010
Long-term debt (includes securitization bonds of $601,861 as of June 30, 2017 and $661,175 as of December 31, 2016)	14,307,759	14,467,655
Other	375,429	1,121,619
TOTAL	33,192,466	34,419,344

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	203,185	203,185

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2017 and in 2016	2,548	2,548
Paid-in capital	5,409,862	5,417,245
Retained earnings	8,375,890	8,195,571
Accumulated other comprehensive income (loss)	52,773	(34,971)
Less - treasury stock, at cost (75,233,350 shares in 2017 and 75,623,363 shares in 2016)	5,470,217	5,498,584
TOTAL	8,370,856	8,081,809

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,007,037	$45,904,434

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2015	$—	$2,548	($5,552,379)	$5,403,758	$9,393,913	$8,951	$9,256,791

Consolidated net income (a)	10,552	—	—	—	797,280	—	807,832
Other comprehensive loss	—	—	—	—	—	(18,106)	(18,106)
Common stock issuances related to stock plans	—	—	36,877	(11,212)	—	—	25,665
Common stock dividends declared	—	—	—	—	(303,843)	—	(303,843)
Preferred dividend requirements of subsidiaries (a)	(10,552)	—	—	—	—	—	(10,552)

Balance at June 30, 2016	$—	$2,548	($5,515,502)	$5,392,546	$9,887,350	($9,155)	$9,757,787

Balance at December 31, 2016	$—	$2,548	($5,498,584)	$5,417,245	$8,195,571	($34,971)	$8,081,809

Consolidated net income (a)	6,892	—	—	—	492,528	—	499,420
Other comprehensive income	—	—	—	—	—	87,744	87,744
Common stock issuances related to stock plans	—	—	28,367	(7,383)	—	—	20,984
Common stock dividends declared	—	—	—	—	(312,209)	—	(312,209)
Preferred dividend requirements of subsidiaries (a)	(6,892)	—	—	—	—	—	(6,892)

Balance at June 30, 2017	$—	$2,548	($5,470,217)	$5,409,862	$8,375,890	$52,773	$8,370,856

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2017 and 2016 include $6.9 million and $10.6 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$748	$667	$81	12
Commercial	604	543	61	11
Industrial	651	551	100	18
Governmental	57	52	5	10
Total retail	2,060	1,813	247	14
Sales for resale	46	72	(26)	(36)
Other	165	208	(43)	(21)
Total	$2,271	$2,093	$178	9

Utility billed electric energy sales (GWh):
Residential	7,340	7,081	259	4
Commercial	6,886	6,777	109	2
Industrial	12,209	11,509	700	6
Governmental	609	609	—	—
Total retail	27,044	25,976	1,068	4
Sales for resale	1,845	3,579	(1,734)	(48)
Total	28,889	29,555	(666)	(2)

Entergy Wholesale Commodities:
Operating Revenues	$317	$344	($27)	(8)
Billed Electric Energy Sales (GWh)	6,019	7,866	(1,847)	(23)

	Six Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$1,453	$1,411	$42	3
Commercial	1,140	1,081	59	5
Industrial	1,216	1,111	105	9
Governmental	110	103	7	7
Total retail	3,919	3,706	213	6
Sales for resale	124	127	(3)	(2)
Other	220	302	(82)	(27)
Total	$4,263	$4,135	$128	3

Utility billed electric energy sales (GWh):
Residential	14,977	15,218	(241)	(2)
Commercial	13,325	13,288	37	—
Industrial	23,326	22,564	762	3
Governmental	1,202	1,209	(7)	(1)
Total retail	52,830	52,279	551	1
Sales for resale	4,867	6,719	(1,852)	(28)
Total	57,697	58,998	(1,301)	(2)

Entergy Wholesale Commodities:
Operating revenues	$871	$866	$5	1
Billed electric energy sales (GWh)	14,382	17,112	(2,730)	(16)

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

Vidalia Purchased Power Agreement

See Note 8 to the financial statements in the Form 10-K for information on Entergy Louisiana’s Vidalia purchased power agreement.

ANO Damage, Outage, and NRC Reviews

See Note 8 to the financial statements in the Form 10-K for a discussion of the ANO stator incident, subsequent NRC reviews, and the deferral of replacement power costs.

Pilgrim NRC Oversight and Planned Shutdown

See Note 8 to the financial statements in the Form 10-K for a discussion of the NRC’s enhanced inspections of Pilgrim and Entergy’s planned shutdown of Pilgrim no later than June 1, 2019.

Spent Nuclear Fuel Litigation

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s spent nuclear fuel litigation.

As discussed in the Form 10-K, in April 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $42 million in favor of Entergy Louisiana and against the DOE in the first round River Bend damages case, reserving the issue of cask loading costs pending resolution of the appeal on the same issues in the Entergy Arkansas and System Energy cases. Entergy Louisiana received payment from the U.S. Treasury in August 2016. In September 2016 the U.S. Court of Federal Claims issued a further judgment in the River Bend case in the amount of $5 million. Entergy Louisiana received payment from the U.S. Treasury in January 2017.

As discussed in the Form 10-K, in September 2016 the U.S. Court of Federal Claims issued a judgment in the Entergy Nuclear Palisades case in the amount of $14 million, including $11 million related to costs previously capitalized and $3 million related to costs previously recorded as other operation and maintenance expense. Entergy Nuclear Palisades recorded a receivable for that amount, and subsequently received payment from the U.S. Treasury in January 2017.

As discussed in the Form 10-K, in October 2016 the U.S. Court of Federal Claims issued a judgment in the second round Entergy Nuclear Indian Point 2 case in the amount of $34 million, including $14 million related to costs previously capitalized, $15 million related to costs previously recorded as other operation and maintenance expense, $3 million related to previously recorded decommissioning expense, and $2 million related to costs previously recorded

Entergy Corporation and Subsidiaries
Notes to Financial Statements

as taxes other than income taxes. Entergy Nuclear Indian Point 2 recorded a receivable for that amount, and subsequently received payment from the U.S. Treasury in January 2017.

Nuclear Insurance

See Note 8 to the financial statements in the Form 10-K for information on nuclear liability and property insurance associated with Entergy’s nuclear power plants.

Conventional Property Insurance

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s non-nuclear property insurance program.

Employment and Labor-related Proceedings

See Note 8 to the financial statements in the Form 10-K for information on Entergy’s employment and labor-related proceedings.

Asbestos Litigation (Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

See Note 8 to the financial statements in the Form 10-K for information regarding asbestos litigation.

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

Fuel and purchased power cost recovery

Entergy Arkansas

Energy Cost Recovery Rider

In March 2017, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01164 per kWh to $0.01547 per kWh. The APSC staff filed testimony in March 2017 recommending that the redetermined rate should be implemented with the first billing cycle of April 2017 under the normal operation of the tariff. Accordingly, the redetermined rate went into effect on March 31, 2017 pursuant to the tariff. In July 2017 the Arkansas Attorney General requested additional information to support certain of the costs included in Entergy Arkansas’s 2017 energy cost rate redetermination.

Entergy Louisiana

As discussed in the Form 10-K, in June 2016 the LPSC staff provided notice of audits of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. Discovery commenced in March 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power. The defendants have denied the allegations. In June 2017 the District Court issued a case management order setting a trial date in November 2018. Discovery is currently in progress.

Entergy Texas

As discussed in the Form 10-K, in July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. In December 2016, Entergy Texas entered into a stipulation and settlement agreement resulting in a $6 million disallowance not associated with any particular issue raised and a refund of the over-recovery balance of $21 million as of November 30, 2016, to most customers beginning April 2017 through June 2017. The fuel reconciliation settlement was approved by the PUCT in March 2017 and the refunds were made.

In June 2017, Entergy Texas filed an application for a fuel refund of approximately $30.7 million for the months of December 2016 through April 2017. For most customers, the refunds will flow through bills for the months of July 2017 through September 2017. Also in June 2017, the PUCT’s administrative law judge approved the refund on an interim basis. A final decision in this matter remains pending.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the APSC

2016 Formula Rate Plan Filing

As discussed in the Form 10-K, Entergy Arkansas is required to make a supplemental filing supporting the recovery of certain nuclear costs. In April 2017, Entergy Arkansas filed a motion consented to by all parties requesting that it be permitted to submit its supplemental filing in conjunction with its 2017 formula rate plan filing, which was subsequently made in July 2017 and is discussed below. In May 2017 the APSC approved the joint motion and proposal to review Entergy Arkansas’s supplemental filing on a concurrent schedule with the 2017 formula rate plan filing. In doing so, however, the APSC noted that a determination of whether the supplemental information supporting certain nuclear expenditures will be considered in the hearing for the 2017 formula rate plan filing or a separate hearing will be made at a later time.

2017 Formula Rate Plan Filing

In July 2017, Entergy Arkansas filed with the APSC its 2017 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2018 test period to be below the formula rate plan bandwidth.  The filing projected a $129.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%.  Because the projected revenue increase exceeds the four percent annual revenue constraint for each rate class, however, Entergy Arkansas proposed a $70.9 million revenue requirement increase. Entergy Arkansas requested an order approving its proposed formula rate plan adjustment by December 13, 2017. If a final order is not issued by this date, the proposed formula rate plan adjustment will become effective January 2, 2018, subject to refund.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of advanced metering infrastructure is in the public interest. In June 2017 the APSC staff and Arkansas Attorney General filed direct testimony. The APSC staff generally supported Entergy Arkansas’s AMI deployment conditioned on various recommendations. The Arkansas Attorney General’s consultant primarily recommended denial of Entergy Arkansas’s application but alternatively suggested recommendations in the event the APSC approves Entergy Arkansas’s proposal. Entergy Arkansas filed rebuttal testimony in June 2017, substantially accepting the APSC staff’s recommendations. In August 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to suspend the procedural schedule pending the filing with the APSC of an agreement in principle on all issues.

Filings with the LPSC

Retail Rates - Electric

2014 Formula Rate Plan Filing

As discussed in the Form 10-K, in September 2015, Entergy Louisiana filed its formula rate plan evaluation report for Entergy Gulf States Louisiana’s and Entergy Louisiana’s 2014 calendar year operations. In June 2017 the LPSC staff and Entergy Louisiana filed an unopposed joint report of proceedings, which was accepted by the LPSC in June 2017, finalizing the results of this proceeding with no changes to rates already implemented.

2015 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2016, Entergy Louisiana filed its formula rate plan evaluation report for its 2015 calendar year operations. In June 2017 the LPSC staff and Entergy Louisiana filed a joint report of proceedings, which was accepted by the LPSC in June 2017, finalizing the results of the May 2016 evaluation report, interim updates, and corresponding proceedings with no changes to rates already implemented.

Also, in November 2016, Entergy Louisiana filed with the LPSC a request to extend the MISO cost recovery mechanism rider provision of its formula rate plan. In March 2017 the LPSC staff submitted direct testimony generally supportive of a one-year extension of the MISO cost recovery mechanism and the intervenor in the proceeding does not oppose an extension for this period of time. In June 2017 an uncontested joint stipulation authorizing a one-year extension of the MISO cost recovery mechanism rider was filed and the LPSC approved the stipulation in July 2017.

2016 Formula Rate Plan Filing

In May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. The evaluation report reflects an earned return on common equity of 9.84%. As such, no adjustment to base formula rate plan revenue is required. The following adjustments, however, are required under the formula rate plan: The 2016 formula rate plan evaluation report shows a decrease in formula rate plan revenue of approximately $16.9 million, comprised of a decrease in legacy Entergy Louisiana formula rate plan revenue of $3.5 million, a decrease in legacy Entergy Gulf States Louisiana formula rate plan revenue of $9.7 million, and a decrease in incremental formula rate plan revenue of $3.6 million. Additionally, the formula rate plan evaluation report calls for a decrease in the MISO cost recovery revenue requirement of $40.5 million, from the present level of $46.8 million to $6.3 million. Rates reflecting these adjustments will be implemented with the first billing cycle of September 2017, subject to refund, pending the review proceedings. Parties have intervened in the proceedings. No procedural schedule has been established.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Waterford 3 Replacement Steam Generator Project

See Note 2 to the financial statements in the Form 10-K for discussion of the Waterford 3 replacement steam generator project prudence review proceeding. The refund to customers of approximately $71 million as a result of the settlement approved by the LPSC was made to customers in January 2017. Following a review by the parties, an unopposed joint report of proceedings was filed by the LPSC staff and Entergy Louisiana in May 2017. In May 2017 the LPSC accepted the joint report of proceedings resolving the matter.

Union Power Station

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties have requested further proceedings on the prudence of the decision to deactivate Willow Glen 2 and 4. No party contests the prudence of the decision to deactivate Willow Glen 2 and 4 or suggests reactivation of these units; however, issues have been raised related to Entergy Louisiana’s decision to give up its transmission service rights in MISO for Willow Glen 2 and 4 rather than placing the units into suspended status for the three year term permitted by MISO.  This matter is pending before an ALJ, with an evidentiary hearing scheduled in August 2017.

Retail Rates - Gas

2016 Rate Stabilization Plan Filing

In January 2017, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2016. The filing of the evaluation report for test year 2016 reflected an earned return on common equity of 6.37%. As part of the original filing, pursuant to the extraordinary cost provision of the rate stabilization plan, Entergy Louisiana sought to recover approximately $1.5 million in deferred operation and maintenance expenses incurred to restore service and repair damage resulting from flooding and widespread rainfall in southeast Louisiana that occurred in August 2016. Entergy Louisiana requested to recover the prudently incurred August 2016 storm restoration costs over ten years, outside of the rate stabilization plan sharing provisions. As a result, Entergy Louisiana’s filing sought an annual increase in revenue of $1.4 million. Following review of the filing, except for the proposed extraordinary cost recovery, the LPSC staff confirmed Entergy Louisiana’s filing was consistent with the principles and requirements of the rate stabilization plan. The extraordinary cost recovery request associated with the 2016 flood-related deferred operation and maintenance expenses incurred for gas operations was removed from the rate stabilization plan pending LPSC consideration in a separate docket. In April 2017 the LPSC approved a joint report of proceedings and Entergy Louisiana submitted a revised evaluation report reflecting a $1.2 million annual increase in revenue with rates implemented with the first billing cycle of May 2017.

In connection with the joint report of proceedings accepted by the LPSC, in May 2017, Entergy Louisiana filed an application to initiate a separate proceeding to recover the deferred operation and maintenance expenses incurred to restore service and repair damage resulting from flooding and widespread rainfall in southeast Louisiana that occurred in August 2016 through the extraordinary cost provision of the gas rate stabilization plan. A procedural schedule has been established, with a hearing in November 2017.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. The parties reached an uncontested stipulation permitting implementation of Entergy Louisiana’s

Entergy Corporation and Subsidiaries
Notes to Financial Statements

proposed AMI system, with modifications to the proposed customer charge. In July 2017 the LPSC approved the stipulation.

Filings with the MPSC

Formula Rate Plan

In March 2017, Entergy Mississippi submitted its formula rate plan 2017 test year filing and 2016 look-back filing showing Entergy Mississippi’s earned return for the historical 2016 calendar year and projected earned return for the 2017 calendar year to be within the formula rate plan bandwidth, resulting in no change in rates. In June 2017, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a stipulation that confirmed that Entergy Mississippi’s earned returns for both the 2016 look-back filing and 2017 test year were within the respective formula rate plan bandwidths. In June 2017 the MPSC approved the stipulation, which resulted in no change in rates.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in November 2016, Entergy Mississippi filed an application seeking a finding from the MPSC that Entergy Mississippi’s deployment of advanced metering infrastructure is in the public interest. In May 2017 the Mississippi Public Utilities Staff and Entergy Mississippi entered into and filed a joint stipulation supporting Entergy Mississippi’s filing, and the MPSC issued an order approving the filing without any material changes, finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. The MPSC order also confirmed that Entergy Mississippi shall continue to include in rate base the remaining book value of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates.

Filings with the City Council

Retail Rates

As discussed in the Form 10-K, in February 2017, Entergy New Orleans filed a proposed implementation plan for the Energy Smart program from April 2017 through March 2020. As part of the proposal, Entergy New Orleans requested that the City Council identify its desired level of funding for the program during this time period and approve a cost recovery mechanism. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. The City Council ordered Entergy New Orleans to submit a supplemental and amended implementation plan for program years 8 and 9 of the Energy Smart program (January 2018 through December 2019) in October 2017. Following that filing, the City Council will determine a specific cost recovery mechanism for the program for both legacy and Algiers customers. The City Council will not permit Entergy New Orleans to recover lost contribution to fixed costs for program years 7, 8, or 9 of the Energy Smart program.

Internal Restructuring

As discussed in the Form 10-K, in July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy New Orleans to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. In May 2017 the City Council adopted a resolution approving the proposed internal restructuring pursuant to an agreement in principle with the City Council advisors and certain intervenors. Pursuant to the agreement in principle, Entergy New Orleans will credit retail customers $10 million in 2017, $1.4 million in the first quarter of the year after the transaction closes, and $117,500 each month in the second year after the transaction closes until such time as new base rates go into effect as a result of the anticipated 2018 base rate case. Entergy New Orleans began

Entergy Corporation and Subsidiaries
Notes to Financial Statements

crediting retail customers in June 2017. Also pursuant to the agreement in principle, if FERC approval is received prior to December 31, 2018, Entergy New Orleans will provide additional credits to retail customers of $5 million in each of the years 2018, 2019, and 2020.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest. In April 2017, Entergy New Orleans received intervenor testimony that was generally supportive of AMI deployment. The City Council’s advisors filed testimony in May 2017 recommending the adoption of AMI subject to certain modifications, including the denial of Entergy New Orleans’s proposed customer charge as a cost recovery mechanism. In June 2017 the procedural schedule was suspended to allow for settlement discussions. A settlement status conference is scheduled for August 2017.

Filings with the PUCT

Other Filings

In September 2016, Entergy Texas filed with the PUCT a request to amend its transmission cost recovery factor (TCRF) rider. The proposed amended TCRF rider is designed to collect approximately $29.5 million annually from Entergy Texas’s retail customers. This amount includes the approximately $10.5 million annually that Entergy Texas is currently authorized to collect through the TCRF rider. In September 2016 the PUCT suspended the effective date of the tariff change to March 2017. In December 2016, Entergy Texas and the PUCT reached a settlement agreeing to the amended TCRF annual revenue requirement of $29.5 million. The PUCT approved the settlement and issued a final order in March 2017. Entergy Texas implemented the amended TCRF rider beginning with bills covering usage on and after March 20, 2017.

In June 2017, Entergy Texas filed an application to amend its distribution cost recovery factor (DCRF) rider by increasing the total collection from $8.65 million to approximately $19 million. In July 2017, Entergy Texas, the PUCT, and the two other parties in the proceeding entered into an unopposed stipulation and settlement agreement resulting in an amended DCRF annual revenue requirement of $18.3 million, with the resulting rates effective for usage no later than October 1, 2017. PUCT action on the stipulation and settlement agreement remains pending.

Advanced Metering Infrastructure (AMI) Filing

In its most recent regular session, the Texas legislature enacted legislation that extends statutory support for AMI deployment to Entergy Texas and directs that if Entergy Texas elects to deploy AMI, it shall do so as rapidly as practicable. In July 2017, Entergy Texas filed an application seeking an order from the PUCT approving Entergy Texas’s deployment of AMI. Entergy Texas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Texas’s modernized power grid. The filing identified a number of quantified and unquantified benefits, with Entergy Texas showing that its AMI deployment is expected to produce nominal net operational cost savings to customers of $33 million. Entergy Texas also sought to continue to include in rate base the remaining book value, approximately $41 million at December 31, 2016, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Texas proposed a seven-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Entergy Texas also proposed a surcharge tariff to recover the reasonable and necessary costs it has and will incur under the deployment plan for the full deployment of advanced meters. Further, Entergy Texas is seeking approval of fees that would be charged to customers who choose to opt out of receiving service through an advanced meter and instead receive electric service with a non-standard meter. Subject to approval by the PUCT, deployment of the communications network is expected to begin in 2018. Entergy Texas expects a decision from the PUCT by December 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Agreement Cost Equalization Proceedings

See the Form 10-K for a discussion of the litigation involving the System Agreement at the FERC and in federal courts.

Entergy Arkansas Opportunity Sales Proceedings

As discussed in the Form 10-K, in June 2009 the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocated the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibited sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.  The LPSC’s complaint challenges sales made beginning in 2002 and requests refunds.

In April 2016 the FERC issued orders addressing requests for rehearing filed in July 2012 and an ALJ’s August 2013 initial decision. The first order denies Entergy’s request for rehearing and affirms FERC’s earlier rulings that Entergy’s original methodology for allocating energy costs to the opportunity sales was incorrect and, as a result, Entergy Arkansas must make payments to the other Utility operating companies to put them in the same position that they would have been in absent the incorrect allocation. The FERC clarified that interest should be included with the payments. The second order affirmed in part, and reversed in part, the rulings in the ALJ’s August 2013 initial decision regarding the methodology that should be used to calculate the payments Entergy Arkansas is to make to the other Utility operating companies. The FERC affirmed the ALJ’s ruling that a full re-run of intra-system bills should be performed, but required that methodology be modified so that the sales have the same priority for purposes of energy allocation as joint account sales. The FERC reversed the ALJ’s decision that any payments by Entergy Arkansas should be reduced by 20%. The FERC also reversed the ALJ’s decision that adjustments to other System Agreement service schedules and excess bandwidth payments should not be taken into account when calculating the payments to be made by Entergy Arkansas. The FERC held that such adjustments and excess bandwidth payments should be taken into account, but ordered further proceedings before an ALJ to address whether a cap on any reduction due to bandwidth payments was necessary and to implement the other adjustments to the calculation methodology.

In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order addressing the requests for rehearing filed in July 2012. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order. The rehearing and clarification requests filed in May 2016 are pending FERC action.

Pursuant to the procedural schedule established in the case, Entergy Services re-ran intra-system bills for the ten-year period 2000-2009 to quantify the effects of the FERC's ruling. In November 2016 the LPSC submitted testimony disputing certain aspects of the calculations, and Entergy Services submitted answering testimony in January 2017. In February 2017 the FERC staff filed testimony and Entergy Services filed responsive testimony. In March 2017 the LPSC filed rebuttal testimony. A hearing was held in May 2017. In July 2017, the ALJ issued an initial decision concluding that Entergy Arkansas should pay $86 million plus interest to the other Utility operating companies. The Utility operating companies have the opportunity to challenge the ALJ’s initial decision by filing a brief on exceptions with the FERC. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing the initial decision and Entergy submits a subsequent filing to comply with that order.

The effect of the FERC’s decisions thus far in the case would be that Entergy Arkansas will make payments to some or all of the other Utility operating companies.  Because further proceedings will still occur in the case, the amount and recipients of payments by Entergy Arkansas are unknown at this time.  Based on testimony previously submitted in the case and its assessment of the April 2016 FERC orders, in the first quarter 2016, Entergy Arkansas recorded a liability of $87 million, which includes interest, for its estimated increased costs and payment to the other

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Utility operating companies.  This estimate is subject to change depending on how the FERC resolves the issues that are still outstanding in the case, including its review of the July 2017 initial decision.  Entergy Arkansas’s increased costs will be attributed to Entergy Arkansas’s retail and wholesale businesses, and it is not probable that Entergy Arkansas will recover the wholesale portion.  Entergy Arkansas, therefore, recorded a regulatory asset in the first quarter 2016 of approximately $75 million, which represents its estimate of the retail portion of the costs.

Complaint Against System Energy

In January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%. The complaint alleges that the return on equity is unjust and unreasonable because current capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017 as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. Action by the FERC is pending.

Unit Power Sales Agreement

In August 2017, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. The filing proposes limited amendments to the Unit Power Sales Agreement to adopt (1) updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses and (2) updated nuclear decommissioning cost annual revenue requirements, both of which are recovered through the Unit Power Sales Agreement rate formula. The proposed amendments would result in lower charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. The proposed changes are based on updated depreciation and nuclear decommissioning studies that take into account the renewal of Grand Gulf’s operating license for a term through November 1, 2044. System Energy requested that the FERC accept the amendments effective October 1, 2017. Action by the FERC is pending.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended June 30,
	2017			2016
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$409.9	179.5	$2.28	$567.3	178.8	$3.17
Average dilutive effect of:
Stock options		0.2	—		0.2	—
Other equity plans		0.5	(0.01)		0.5	(0.01)
Diluted earnings per share	$409.9	180.2	$2.27	$567.3	179.5	$3.16

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 2.5 million for the three months ended June 30, 2017 and approximately 4.1 million for the three months ended June 30, 2016.

	For the Six Months Ended June 30,
	2017			2016
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$492.5	179.4	$2.75	$797.3	178.7	$4.46
Average dilutive effect of:
Stock options		0.2	—		0.1	—
Other equity plans		0.4	(0.01)		0.4	(0.01)
Diluted earnings per share	$492.5	180.0	$2.74	$797.3	179.2	$4.45

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 3.7 million for the six months ended June 30, 2017 and approximately 5.1 million for the six months ended June 30, 2016.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the six months ended June 30, 2017, Entergy Corporation issued 390,013 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the six months ended June 30, 2017.

Retained Earnings

On July 28, 2017, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.87 per share, payable on September 1, 2017, to holders of record as of August 10, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2017 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2017	$3,465	($460,814)	$467,561	$748	$10,960
Other comprehensive income (loss) before reclassifications	28,057	—	33,870	(748)	61,179
Amounts reclassified from accumulated other comprehensive income (loss)	(8,108)	10,916	(22,174)	—	(19,366)
Net other comprehensive income (loss) for the period	19,949	10,916	11,696	(748)	41,813
Ending balance, June 30, 2017	$23,414	($449,898)	$479,257	$—	$52,773

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended June 30, 2016 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, April 1, 2016	$96,464	($459,042)	$390,626	$1,744	$29,792
Other comprehensive income (loss) before reclassifications	(34,138)	—	24,016	(904)	(11,026)
Amounts reclassified from accumulated other comprehensive income (loss)	(29,903)	5,043	(3,061)	—	(27,921)
Net other comprehensive income (loss) for the period	(64,041)	5,043	20,955	(904)	(38,947)
Ending balance, June 30, 2016	$32,423	($453,999)	$411,581	$840	($9,155)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2017 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2017	$3,993	($469,446)	$429,734	$748	($34,971)
Other comprehensive income (loss) before reclassifications	60,665	—	73,742	(748)	133,659
Amounts reclassified from accumulated other comprehensive income (loss)	(41,244)	19,548	(24,219)	—	(45,915)
Net other comprehensive income (loss) for the period	19,421	19,548	49,523	(748)	87,744
Ending balance, June 30, 2017	$23,414	($449,898)	$479,257	$—	$52,773

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the six months ended June 30, 2016 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2016	$105,970	($466,604)	$367,557	$2,028	$8,951
Other comprehensive income (loss) before reclassifications	56,169	—	49,048	(1,188)	104,029
Amounts reclassified from accumulated other comprehensive income (loss)	(129,716)	12,605	(5,024)	—	(122,135)
Net other comprehensive income (loss) for the period	(73,547)	12,605	44,024	(1,188)	(18,106)
Ending balance, June 30, 2016	$32,423	($453,999)	$411,581	$840	($9,155)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended June 30, 2017 and 2016:

	Pension and Other Postretirement Liabilities
	2017	2016
	(In Thousands)
Beginning balance, April 1,	($48,812)	($56,675)
Amounts reclassified from accumulated other comprehensive income (loss)	(310)	(230)
Net other comprehensive income (loss) for the period	(310)	(230)
Ending balance, June 30,	($49,122)	($56,905)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the six months ended June 30, 2017 and 2016:

	Pension and Other Postretirement Liabilities
	2017	2016
	(In Thousands)
Beginning balance, January 1,	($48,442)	($56,412)
Amounts reclassified from accumulated other comprehensive income (loss)	(680)	(493)
Net other comprehensive income (loss) for the period	(680)	(493)
Ending balance, June 30,	($49,122)	($56,905)

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended June 30, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$12,695	$45,975	Competitive business operating revenues
Interest rate swaps	(219)	30	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	12,476	46,005
	(4,368)	(16,102)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$8,108	$29,903

Pension and other postretirement liabilities
Amortization of prior-service credit	$6,564	$7,355	(a)
Amortization of loss	(21,554)	(15,177)	(a)
Settlement loss	(1,765)	—	(a)
Total amortization	(16,755)	(7,822)
	5,839	2,779	Income taxes
Total amortization (net of tax)	($10,916)	($5,043)

Net unrealized investment gain (loss)
Realized gain (loss)	$43,479	$6,000	Interest and investment income
	(21,305)	(2,939)	Income taxes
Total realized investment gain (loss) (net of tax)	$22,174	$3,061

Total reclassifications for the period (net of tax)	$19,366	$27,921

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the six months ended June 30, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$63,922	$199,933	Competitive business operating revenues
Interest rate swaps	(469)	(370)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	63,453	199,563
	(22,209)	(69,847)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$41,244	$129,716

Pension and other postretirement liabilities
Amortization of prior-service credit	$13,126	$14,710	(a)
Amortization of loss	(43,125)	(30,352)	(a)
Settlement loss	(1,765)	—	(a)
Total amortization	(31,764)	(15,642)
	12,216	3,037	Income taxes
Total amortization (net of tax)	($19,548)	($12,605)

Net unrealized investment gain (loss)
Realized gain (loss)	$47,489	$9,850	Interest and investment income
	(23,270)	(4,826)	Income taxes
Total realized investment gain (loss) (net of tax)	$24,219	$5,024

Total reclassifications for the period (net of tax)	$45,915	$122,135

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended June 30, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,934	$1,947	(a)
Amortization of loss	(1,332)	(1,573)	(a)
Total amortization	602	374
	(292)	(144)	Income taxes
Total amortization (net of tax)	310	230

Total reclassifications for the period (net of tax)	$310	$230

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the six months ended June 30, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$3,868	$3,894	(a)
Amortization of loss	(2,664)	(3,142)	(a)
Total amortization	1,204	752
	(524)	(259)	Income taxes
Total amortization (net of tax)	680	493

Total reclassifications for the period (net of tax)	$680	$493

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2021.  Entergy Corporation also has the ability to issue letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the six months ended June 30,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017 was 2.38% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of June 30, 2017.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$225	$6	$3,269

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At June 30, 2017, Entergy Corporation had $1.1 billion of commercial paper outstanding.  The weighted-average interest rate for the six months ended June 30, 2017 was 1.38%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of June 30, 2017 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of June 30, 2017	Letters of Credit Outstanding as of June 30, 2017
Entergy Arkansas	April 2018	$20 million (b)	2.48%	$—	$—
Entergy Arkansas	August 2021	$150 million (c)	2.48%	$—	$—
Entergy Louisiana	August 2021	$350 million (d)	2.48%	$—	$4.5 million
Entergy Mississippi	May 2018	$37.5 million (e)	2.73%	$—	$—
Entergy Mississippi	May 2018	$35 million (e)	2.73%	$—	$—
Entergy Mississippi	May 2018	$20 million (e)	2.73%	$—	$—
Entergy Mississippi	May 2018	$10 million (e)	2.73%	$—	$—
Entergy New Orleans	November 2018	$25 million (f)	2.70%	$—	$0.8 million
Entergy Texas	August 2021	$150 million (g)	2.73%	$—	$13.3 million

(a)	The interest rate is the rate as of June 30, 2017 that would most likely apply to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)	The credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility.

(d)	The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility.

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(f)	The credit facility allows Entergy New Orleans to issue letters of credit against $10 million of the borrowing capacity of the facility.

(g)	The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The commitment fees on the credit facilities range from 0.075% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of June 30, 2017:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of June 30, 2017 (a)
Entergy Arkansas	$25 million	0.70%	$1.0 million
Entergy Louisiana	$125 million	0.70%	$36.8 million
Entergy Mississippi	$40 million	0.70%	$7.8 million
Entergy New Orleans	$15 million	0.75%	$5.6 million
Entergy Texas	$50 million	0.70%	$22.3 million

(a)
As of June 30, 2017, letters of credit posted with MISO covered financial transmission rights exposure of $0.3 million for Entergy Arkansas and $0.1 million for Entergy Mississippi. See Note 8 to the financial statements for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2017. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of June 30, 2017 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$14
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$56
Entergy New Orleans	$100	$—
Entergy Texas	$200	$39
System Energy	$200	$—

Entergy Nuclear Vermont Yankee Credit Facilities

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $100 million, which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee. The commitment fee is currently 0.20% of the undrawn commitment amount.   As of June 30, 2017, $71 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the six months ended June 30, 2017 was 2.44% on the drawn portion of the facility.

Entergy Nuclear Vermont Yankee also has an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million, which expires in January 2018.  Entergy Nuclear Vermont Yankee does not

Entergy Corporation and Subsidiaries
Notes to Financial Statements

have the ability to issue letters of credit against the credit facility. This facility provides an additional funding source to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee.  As of June 30, 2017, there were no cash borrowings outstanding under the credit facility. The rate as of June 30, 2017 that would most likely apply to outstanding borrowings under the facility was 2.72%.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper as of June 30, 2017 as follows:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of June 30, 2017
		(Dollars in Millions)
Entergy Arkansas VIE	May 2019	$80	2.39%	$31.4 (b)
Entergy Louisiana River Bend VIE	May 2019	$105	2.12%	$15.5
Entergy Louisiana Waterford VIE	May 2019	$85	2.38%	$70.8 (c)
System Energy VIE	May 2019	$120	2.42%	$103.2 (d)

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

(b)
Includes borrowings on the credit facility and commercial paper. Commercial paper is classified as a current liability and the amount outstanding for Entergy Arkansas VIE as of June 30, 2017 was $14.7 million.

(c)
Includes borrowings on the credit facility and commercial paper. Commercial paper is classified as a current liability and the amount outstanding for Entergy Louisiana Waterford VIE as of June 30, 2017 was $34.5 million.

(d)
Includes borrowings on the credit facility and commercial paper. Commercial paper is classified as a current liability and the amount outstanding for System Energy VIE as of June 30, 2017 was $53.2 million.

The commitment fees on the credit facilities are 0.10% of the undrawn commitment amount for the Entergy Arkansas, Entergy Louisiana, and System Energy VIEs.  Each credit facility requires the respective lessee of nuclear fuel (Entergy Arkansas, Entergy Louisiana, or Entergy Corporation as guarantor for System Energy) to maintain a consolidated debt ratio, as defined, of 70% or less of its total capitalization.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of June 30, 2017 as follows:

Company	Description	Amount
Entergy Arkansas VIE	2.62% Series K due December 2017	$60 million
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Arkansas VIE	3.17% Series M due December 2023	$40 million
Entergy Louisiana River Bend VIE	3.25% Series Q due July 2017	$75 million
Entergy Louisiana River Bend VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana Waterford VIE	3.25% Series G due July 2017	$25 million
Entergy Louisiana Waterford VIE	3.92% Series H due February 2021	$40 million
Entergy Louisiana Waterford VIE	3.22% Series I due December 2023	$20 million
System Energy VIE	3.78% Series I due October 2018	$85 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Debt Issuances and Retirements

(Entergy Arkansas)

In May 2017, Entergy Arkansas issued $220 million of 3.5% Series first mortgage bonds due April 2026. These bonds were a further issuance of the 3.5% Series first mortgage bonds issued in January 2016 and June 2016. Entergy Arkansas used a portion of the proceeds from the May 2017 issuance for general corporate purposes and plans to use the remainder of the proceeds to pay, at maturity, its $54.7 million of 1.55% pollution control revenue refunding bonds due October 2017.

(Entergy Louisiana)

In May 2017, Entergy Louisiana issued $450 million of 3.12% collateral trust mortgage bonds due September 2027. Entergy Louisiana used the proceeds to finance the construction of the St. Charles Power Station, to pay, at maturity, its $45.3 million of Waterford Series collateral trust mortgage notes, and for general corporate purposes.

In July 2017 the Entergy Louisiana River Bend nuclear fuel company variable interest entity paid, at maturity, its $75 million of 3.25% Series Q notes.

In July 2017 the Entergy Louisiana Waterford nuclear fuel company variable interest entity paid, at maturity, its $25 million of 3.25% Series G notes.

(System Energy)

In February 2017 the System Energy nuclear fuel company variable interest entity paid, at maturity, its $50 million of 4.02% Series H notes.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of June 30, 2017 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$15,010,668	$15,239,655
Entergy Arkansas	$3,064,261	$2,942,288
Entergy Louisiana	$6,246,015	$6,484,470
Entergy Mississippi	$1,121,356	$1,137,274
Entergy New Orleans	$444,159	$467,094
Entergy Texas	$1,471,091	$1,560,208
System Energy	$551,296	$482,650

(a)	The values exclude lease obligations of $34 million at System Energy and long-term DOE obligations of $182 million at Entergy Arkansas, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein and are based on prices derived from inputs such as benchmark yields and reported trades.

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of December 31, 2016 were as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$14,832,555	$14,815,535
Entergy Arkansas	$2,829,785	$2,623,910
Entergy Louisiana	$5,812,791	$5,929,488
Entergy Mississippi	$1,120,916	$1,086,203
Entergy New Orleans	$448,994	$455,459
Entergy Texas	$1,508,407	$1,600,156
System Energy	$551,132	$529,520

(a)
The values exclude lease obligations of $57 million at Entergy Louisiana and $34 million at System Energy and long-term DOE obligations of $182 million at Entergy Arkansas, and include debt due within one year.

(b)
Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 8 to the financial statements herein and are based on prices derived from inputs such as benchmark yields and reported trades.

NOTE 5.  STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock and stock-based awards, which are described more fully in Note 12 to the financial statements in the Form 10-K.  Awards under Entergy’s plans generally vest over three years.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Effective January 1, 2017, Entergy adopted ASU 2016-09, which permits the election of an accounting policy change to the method of recognizing forfeitures of stock-based compensation. Previously, Entergy recorded an estimate of the number of forfeitures expected to occur each period. Entergy elected to change this policy to account for forfeitures when they occur. This accounting change was applied retrospectively, but did not result in an adjustment to retained earnings as of January 1, 2017.

Stock Options

Entergy granted options on 791,900 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2017 with a weighted-average fair value of $6.54 per option.  As of June 30, 2017, there were options on 6,162,359 shares of common stock outstanding with a weighted-average exercise price of $81.65.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of June 30, 2017.  Because Entergy’s stock price at June 30, 2017 was less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of June 30, 2017 was zero. The intrinsic value of all “in the money” stock options was $21.5 million as of June 30, 2017.

The following table includes financial information for outstanding stock options for the three months ended June 30, 2017 and 2016:

	2017	2016
	(In Millions)
Compensation expense included in Entergy’s net income	$1.1	$1.1
Tax benefit recognized in Entergy’s net income	$0.4	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.2

The following table includes financial information for outstanding stock options for the six months ended June 30, 2017 and 2016:

	2017	2016
	(In Millions)
Compensation expense included in Entergy’s net income	$2.2	$2.2
Tax benefit recognized in Entergy’s net income	$0.8	$0.8
Compensation cost capitalized as part of fixed assets and inventory	$0.4	$0.4

Other Equity Awards

In January 2017 the Board approved and Entergy granted 379,850 restricted stock awards and 220,450 long-term incentive awards under the 2015 Equity Ownership Plan.  The restricted stock awards were made effective as of January 26, 2017 and were valued at $70.53 per share, which was the closing price of Entergy’s common stock on that date.  One-third of the restricted stock awards will vest upon each anniversary of the grant date.  In addition, long-term incentive awards were granted in the form of performance units that represent the value of, and are settled with, one share of Entergy Corporation common stock at the end of the three-year performance period, plus dividends accrued during the performance period on the number of performance units earned.  The performance units were granted effective as of January 26, 2017 and were valued at $71.40 per share.  Entergy considers various factors, primarily market conditions, in determining the value of the performance units.  Shares of restricted stock have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.  Performance units have the same dividend rights as shares of Entergy common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for other outstanding equity awards for the three months ended June 30, 2017 and 2016:

	2017	2016
	(In Millions)
Compensation expense included in Entergy’s net income	$8.2	$8.5
Tax benefit recognized in Entergy’s net income	$3.2	$3.3
Compensation cost capitalized as part of fixed assets and inventory	$2.2	$1.9

The following table includes financial information for other outstanding equity awards for the six months ended June 30, 2017 and 2016:

	2017	2016
	(In Millions)
Compensation expense included in Entergy’s net income	$16.4	$16.9
Tax benefit recognized in Entergy’s net income	$6.3	$6.5
Compensation cost capitalized as part of fixed assets and inventory	$4.2	$3.7

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the second quarters of 2017 and 2016, included the following components:

	2017	2016
	(In Thousands)
Service cost - benefits earned during the period	$33,410	$35,811
Interest cost on projected benefit obligation	65,206	65,403
Expected return on assets	(102,056)	(97,366)
Amortization of prior service cost	65	270
Amortization of loss	56,930	48,824
Net pension costs	$53,555	$52,942

Entergy’s qualified pension cost, including amounts capitalized, for the six months ended June 30, 2017 and 2016, included the following components:

	2017	2016
	(In Thousands)
Service cost - benefits earned during the period	$66,820	$71,622
Interest cost on projected benefit obligation	130,412	130,806
Expected return on assets	(204,112)	(194,732)
Amortization of prior service cost	130	540
Amortization of loss	113,860	97,648
Net pension costs	$107,110	$105,884

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the second quarters of 2017 and 2016, included the following components:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,090	$6,925	$1,472	$625	$1,364	$1,536
Interest cost on projected benefit obligation	12,944	14,809	3,732	1,791	3,392	3,091
Expected return on assets	(20,427)	(23,017)	(6,131)	(2,800)	(6,180)	(4,663)
Amortization of loss	11,640	12,354	3,053	1,658	2,310	2,964
Net pension cost	$9,247	$11,071	$2,126	$1,274	$886	$2,928

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$5,181	$7,049	$1,562	$656	$1,416	$1,566
Interest cost on projected benefit obligation	13,055	14,870	3,811	1,814	3,557	2,992
Expected return on assets	(19,772)	(22,096)	(5,981)	(2,687)	(6,062)	(4,459)
Amortization of loss	10,936	11,946	2,985	1,615	2,340	2,604
Net pension cost	$9,400	$11,769	$2,377	$1,398	$1,251	$2,703

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the six months ended June 30, 2017 and 2016, included the following components:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$10,180	$13,850	$2,944	$1,250	$2,728	$3,072
Interest cost on projects benefit obligation	25,888	29,618	7,464	3,582	6,784	6,182
Expected return on assets	(40,854)	(46,034)	(12,262)	(5,600)	(12,360)	(9,326)
Amortization of loss	23,280	24,708	6,106	3,316	4,620	5,928
Net pension cost	$18,494	$22,142	$4,252	$2,548	$1,772	$5,856

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$10,362	$14,098	$3,124	$1,312	$2,832	$3,132
Interest cost on projected benefit obligation	26,110	29,740	7,622	3,628	7,114	5,984
Expected return on assets	(39,544)	(44,192)	(11,962)	(5,374)	(12,124)	(8,918)
Amortization of loss	21,872	23,892	5,970	3,230	4,680	5,208
Net pension cost	$18,800	$23,538	$4,754	$2,796	$2,502	$5,406

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Net Pension Cost

Entergy recognized $8.5 million and $4.3 million in pension cost for its non-qualified pension plans in the second quarters of 2017 and 2016, respectively. Reflected in the pension cost for non-qualified pension plans in the second quarter 2017 is a $4 million settlement charge recognized in June 2017 related to the payment of lump sum benefits out of this plan. Entergy recognized $13.1 million and $8.5 million in pensions costs for its non-qualified pension plans for the six months ended June 30, 2017 and 2016, respectively. Reflected in the pension cost for non-qualified pension plans for the six months ended June 30, 2017 is a $4 million settlement charge recognized in June 2017 related to the payment of lump sum benefits out of this plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the second quarters of 2017 and 2016:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2017	$267	$47	$63	$18	$126
2016	$106	$59	$59	$16	$127

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the six months ended June 30, 2017 and 2016:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2017	$372	$96	$127	$36	$253
2016	$212	$118	$118	$32	$254

Reflected in Entergy Arkansas’s non-qualified pension costs in the second quarter 2017 and for the six months ended June 30, 2017 is $163 thousand in settlement charges recognized in June 2017 related to the payment of lump sum benefits out of the plan.

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the second quarters of 2017 and 2016, included the following components:

	2017	2016
	(In Thousands)
Service cost - benefits earned during the period	$6,729	$8,073
Interest cost on accumulated postretirement benefit obligation (APBO)	13,960	14,083
Expected return on assets	(9,408)	(10,455)
Amortization of prior service credit	(10,356)	(11,373)
Amortization of loss	5,476	4,554
Net other postretirement benefit cost	$6,401	$4,882

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s other postretirement benefit cost, including amounts capitalized, for the six months ended June 30, 2017 and 2016, included the following components:

	2017	2016
	(In Thousands)
Service cost - benefits earned during the period	$13,458	$16,146
Interest cost on accumulated postretirement benefit obligation (APBO)	27,920	28,166
Expected return on assets	(18,816)	(20,910)
Amortization of prior service credit	(20,712)	(22,746)
Amortization of loss	10,952	9,108
Net other postretirement benefit cost	$12,802	$9,764

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the second quarters of 2017 and 2016, included the following components:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$863	$1,593	$290	$142	$372	$320
Interest cost on APBO	2,255	3,025	690	469	1,124	559
Expected return on assets	(3,959)	—	(1,200)	(1,159)	(2,180)	(717)
Amortization of prior service credit	(1,278)	(1,934)	(456)	(186)	(579)	(378)
Amortization of loss	1,115	465	419	105	826	390
Net other postretirement benefit cost	($1,004)	$3,149	($257)	($629)	($437)	$174

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$978	$1,869	$386	$156	$398	$334
Interest cost on APBO	2,324	3,260	709	448	1,039	529
Expected return on assets	(4,464)	—	(1,379)	(1,154)	(2,394)	(814)
Amortization of prior service credit	(1,368)	(1,947)	(234)	(186)	(681)	(393)
Amortization of loss	1,064	732	223	37	537	287
Net other postretirement benefit cost	($1,466)	$3,914	($295)	($699)	($1,101)	($57)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the six months ended June 30, 2017 and 2016, included the following components:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,726	$3,186	$580	$284	$744	$640
Interest cost on APBO	4,510	6,050	1,380	938	2,248	1,118
Expected return on assets	(7,918)	—	(2,400)	(2,318)	(4,360)	(1,434)
Amortization of prior service credit	(2,556)	(3,868)	(912)	(372)	(1,158)	(756)
Amortization of loss	2,230	930	838	210	1,652	780
Net other postretirement benefit cost	($2,008)	$6,298	($514)	($1,258)	($874)	$348

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$1,956	$3,738	$772	$312	$796	$668
Interest cost on APBO	4,648	6,520	1,418	896	2,078	1,058
Expected return on assets	(8,928)	—	(2,758)	(2,308)	(4,788)	(1,628)
Amortization of prior service credit	(2,736)	(3,894)	(468)	(372)	(1,362)	(786)
Amortization of loss	2,128	1,464	446	74	1,074	574
Net other postretirement benefit cost	($2,932)	$7,828	($590)	($1,398)	($2,202)	($114)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the second quarters of 2017 and 2016:

2017	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($65)	$6,718	($89)	$6,564
Amortization of loss	(18,450)	(2,202)	(902)	(21,554)
Settlement loss	—	—	(1,765)	(1,765)
	($18,515)	$4,516	($2,756)	($16,755)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of loss	(865)	(465)	(2)	(1,332)
	($865)	$1,469	($2)	$602

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($270)	$7,738	($113)	$7,355
Amortization of loss	(12,482)	(2,063)	(632)	(15,177)
	($12,752)	$5,675	($745)	($7,822)
Entergy Louisiana
Amortization of prior service credit	$—	$1,947	$—	$1,947
Amortization of loss	(836)	(732)	(5)	(1,573)
	($836)	$1,215	($5)	$374

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the six months ended June 30, 2017 and 2016:

2017	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($130)	$13,435	($179)	$13,126
Amortization of loss	(36,899)	(4,404)	(1,822)	(43,125)
Settlement loss	—	—	(1,765)	(1,765)
	($37,029)	$9,031	($3,766)	($31,764)
Entergy Louisiana
Amortization of prior service credit	$—	$3,868	$—	$3,868
Amortization of loss	(1,730)	(930)	(4)	(2,664)
	($1,730)	$2,938	($4)	$1,204

2016	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($540)	$15,476	($226)	$14,710
Amortization of loss	(24,964)	(4,126)	(1,262)	(30,352)
	($25,504)	$11,350	($1,488)	($15,642)
Entergy Louisiana
Amortization of prior service credit	$—	$3,894	$—	$3,894
Amortization of loss	(1,672)	(1,464)	(6)	(3,142)
	($1,672)	$2,430	($6)	$752

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Employer Contributions

Based on current assumptions, Entergy expects to contribute $409.9 million to its qualified pension plans in 2017.  As of June 30, 2017, Entergy had contributed $176 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2017:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2017 pension contributions	$79,495	$87,923	$19,146	$9,920	$17,064	$18,180
Pension contributions made through June 2017	$34,507	$37,519	$8,251	$4,361	$7,227	$8,182
Remaining estimated pension contributions to be made in 2017	$44,988	$50,404	$10,895	$5,559	$9,837	$9,998

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of June 30, 2017 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the second quarters of 2017 and 2016 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2017
Operating revenues	$2,301,332	$317,255	$—	($37)	$2,618,550
Income taxes	$130,851	($454,944)	($13,019)	$—	($337,112)
Consolidated net income (loss)	$246,382	$223,886	($25,001)	($31,899)	$413,368
2016
Operating revenues	$2,118,478	$344,110	$—	($26)	$2,462,562
Income taxes	($3,785)	($235,055)	($10,133)	$—	($248,973)
Consolidated net income (loss)	$380,317	$250,874	($26,703)	($31,898)	$572,590

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information for the six months ended June 30, 2017 and 2016 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2017
Operating revenues	$4,336,444	$870,622	$—	($58)	$5,207,008
Income taxes	$229,343	($533,281)	($25,412)	$—	($329,350)
Consolidated net income (loss)	$414,005	$196,689	($47,477)	($63,797)	$499,420
Total assets as of June 30, 2017	$42,263,832	$5,627,284	$1,165,157	($3,049,236)	$46,007,037
2016
Operating revenues	$4,206,272	$866,189	$—	($46)	$5,072,415
Income taxes	$104,051	($182,741)	($30,337)	$—	($109,027)
Consolidated net income (loss)	$579,968	$330,430	($38,769)	($63,797)	$807,832
Total assets as of December 31, 2016	$41,098,751	$6,696,038	$1,283,816	($3,174,171)	$45,904,434
The Entergy Wholesale Commodities business is sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity. Almost all of Entergy’s goodwill is related to the Utility segment.

As discussed in Note 13 to the financial statements in the Form 10-K, Entergy management has undertaken a strategy to manage and reduce the risk of the Entergy Wholesale Commodities business, which includes taking actions to reduce the size of the merchant fleet. These decisions and transactions resulted in asset impairments; employee retention and severance expenses and other benefits-related costs; and contracted economic development contributions in 2016.

Additional restructuring charges for the second quarter 2017 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of April 1, 2017	$94	$21	$115
Restructuring costs accrued	42	—	42
Cash paid out	100	—	100
Balance as of June 30, 2017	$36	$21	$57

In addition, Entergy incurred $194 million of impairment charges in the second quarter 2017 related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets. These costs are charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Additional restructuring charges for the six months ended June 30, 2017 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1, 2017	$70	$21	$91
Restructuring costs accrued	66	—	66
Cash paid out	100	—	100
Balance as of June 30, 2017	$36	$21	$57

In addition, Entergy incurred $405 million of impairment charges in the six months ended June 30, 2017 related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at June 30, 2017 is approximately 2.5 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 89% for the remainder of 2017, of which approximately 59% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2017 is 15 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of June 30, 2017, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $1 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $3 million in cash collateral and $19 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2016, derivative contracts with three counterparties were in a liability position (approximately $8 million total). In addition to the corporate guarantee, $2 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. If the Entergy Corporation credit rating falls below investment grade, the effect of the corporate guarantee is typically ignored and Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy Louisiana and Entergy New Orleans.  The

Entergy Corporation and Subsidiaries
Notes to Financial Statements

total volume of natural gas swaps outstanding as of June 30, 2017 is 34,696,750 MMBtu for Entergy, including 29,110,800 MMBtu for Entergy Louisiana and 5,585,950 MMBtu for Entergy Mississippi. Credit support for these natural gas swaps is covered by master agreements that do not require collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2017, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2017 through May 31, 2018. Financial transmission rights are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of June 30, 2017 is 106,060 GWh for Entergy, including 24,188 GWh for Entergy Arkansas, 47,173 GWh for Entergy Louisiana, 14,075 GWh for Entergy Mississippi, 5,316 GWh for Entergy New Orleans, and 14,572 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of June 30, 2017 and December 31, 2016. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas and Entergy Mississippi as of June 30, 2017 and December 31, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of June 30, 2017 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$40	($23)	$17	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$19	($9)	$10	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$15	($15)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$12	($10)	$2	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$16	($3)	$13	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$2	($2)	$—	Entergy Wholesale Commodities
Financial transmission rights	Prepayments and other	$61	($4)	$57	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$10	($10)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$5	$—	$5	Utility

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2016 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$25	($14)	$11	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$6	($6)	$—	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$11	($10)	$1	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$16	($7)	$9	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$18	($13)	$5	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$5	($5)	$—	Entergy Wholesale Commodities
Natural gas swaps	Prepayments and other	$13	$—	$13	Utility
Financial transmission rights	Prepayments and other	$22	($1)	$21	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$18	($17)	$1	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$4	($4)	$—	Entergy Wholesale Commodities

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $1 million posted and $3 million held as of June 30, 2017 and $2 million posted as of December 31, 2016. Also excludes $19 million in letters of credit held as of June 30, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended June 30, 2017 and 2016 are as follows:

Instrument	Amount of gain (loss) recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2017
Electricity swaps and options	$43	Competitive businesses operating revenues	$13

2016
Electricity swaps and options	($53)	Competitive businesses operating revenues	$46

(a)	Before taxes of $4 million and $16 million for the three months ended June 30, 2017 and 2016, respectively

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the six months ended June 30, 2017 and 2016 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2017
Electricity swaps and options	$93	Competitive businesses operating revenues	$64

2016
Electricity swaps and options	$86	Competitive businesses operating revenues	$200

(a)	Before taxes of $22 million and $70 million for the six months ended June 30, 2017 and 2016, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended June 30, 2017 and 2016 was $5 million and ($3) million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the six months ended June 30, 2017 and 2016 was $4 million and ($0.3) million, respectively.

Based on market prices as of June 30, 2017, unrealized gains recorded in AOCI on cash flow hedges relating to power sales totaled $39 million of net unrealized gains.  Approximately $30 million is expected to be reclassified from AOCI to operating revenues in the next twelve months.  The actual amount reclassified from AOCI, however, could vary due to future changes in market prices.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended June 30, 2017 and 2016 are as follows:

Instrument	Amount of loss recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($9)
FTRs	$—		Purchased power expense	(b)	$44
Electricity swaps and options	($5)	(c)	Competitive business operating revenues		$—

2016
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($6)
FTRs	$—		Purchased power expense	(b)	$38
Electricity swaps and options	($10)	(c)	Competitive business operating revenues		($6)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the six months ended June 30, 2017 and 2016 are as follows:

Instrument	Amount of gain recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($16)
Financial transmission rights	$—		Purchased power expense	(b)	$75
Electricity swaps and options	$4	(c)	Competitive business operating revenues		$—

2016
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($30)
Financial transmission rights	$—		Purchased power expense	(b)	$59
Electricity swaps and options	$15	(c)	Competitive business operating revenues		($9)

(a)
Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

(b)
Due to regulatory treatment, the changes in the estimated fair value of financial transmission rights for the Utility operating companies are recorded through purchased power expense and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the financial transmission rights for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.

(c)	Amount of gain (loss) recognized in accumulated other comprehensive income from electricity swaps and options de-designated as hedged items.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of June 30, 2017 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
Financial transmission rights	Prepayments and other	$8.3	Entergy Arkansas
Financial transmission rights	Prepayments and other	$28.3	Entergy Louisiana
Financial transmission rights	Prepayments and other	$9.1	Entergy Mississippi
Financial transmission rights	Prepayments and other	$5.2	Entergy New Orleans
Financial transmission rights	Prepayments and other	$5.5	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$4.5	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.8	Entergy Mississippi

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2016 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
Natural gas swaps	Prepayments and other	$10.9	Entergy Louisiana
Natural gas swaps	Prepayments and other	$2.3	Entergy Mississippi
Natural gas swaps	Prepayments and other	$0.2	Entergy New Orleans

Financial transmission rights	Prepayments and other	$5.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$8.5	Entergy Louisiana
Financial transmission rights	Prepayments and other	$3.2	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$3.1	Entergy Texas

(a)
As of June 30, 2017, letters of credit posted with MISO covered financial transmission rights exposure of $0.3 million for Entergy Arkansas and $0.1 million for Entergy Mississippi. As of December 31, 2016, letters of credit posted with MISO covered financial transmission rights exposure of $0.3 million for Entergy Arkansas and $0.1 million for Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended June 30, 2017 and 2016 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($7.6)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.4)	(a)	Entergy Mississippi

FTRs	Purchased power expense	$10.5	(b)	Entergy Arkansas
FTRs	Purchased power expense	$14.3	(b)	Entergy Louisiana
FTRs	Purchased power expense	$8.5	(b)	Entergy Mississippi
FTRs	Purchased power expense	$3.4	(b)	Entergy New Orleans
FTRs	Purchased power expense	$6.9	(b)	Entergy Texas

2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.9)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.9)	(a)	Entergy Mississippi

FTRs	Purchased power expense	$5.5	(b)	Entergy Arkansas
FTRs	Purchased power expense	$21.6	(b)	Entergy Louisiana
FTRs	Purchased power expense	$3.6	(b)	Entergy Mississippi
FTRs	Purchased power expense	$1.4	(b)	Entergy New Orleans
FTRs	Purchased power expense	$5.4	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the six months ended June 30, 2017 and 2016 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($13.7)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.5)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$15.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$29.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$11.6	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$5.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$12.1	(b)	Entergy Texas

2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($24.2)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.0)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$13.3	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$32.1	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$4.4	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.9	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$6.9	(b)	Entergy Texas

(a)
Due to regulatory treatment, the natural gas swaps are marked-to-market through fuel, fuel-related expenses, and gas purchased for resale and then such amounts are simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as fuel expenses when the swaps are settled are recovered or refunded through fuel cost recovery mechanisms.

(b)
Due to regulatory treatment, the changes in the estimated fair value of financial transmission rights for the Utility operating companies are recorded through purchased power expense and then such amounts are

Entergy Corporation and Subsidiaries
Notes to Financial Statements

simultaneously reversed and recorded as an offsetting regulatory asset or liability.  The gains or losses recorded as purchased power expense when the financial transmission rights for the Utility operating companies are settled are recovered or refunded through fuel cost recovery mechanisms.

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

•
Level 2 - Level 2 inputs are inputs other than quoted prices included in Level 1 that are, either directly or indirectly, observable for the asset or liability at the measurement date.  Assets are valued based on prices derived by independent third parties that use inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.  Prices are reviewed and can be challenged with the independent parties and/or overridden by Entergy if it is believed such would be more reflective of fair value.  Level 2 inputs include the following:

–	quoted prices for similar assets or liabilities in active markets;

–	quoted prices for identical assets or liabilities in inactive markets;

–	inputs other than quoted prices that are observable for the asset or liability; or

–	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 2 consists primarily of individually-owned debt instruments.

•
Level 3 - Level 3 inputs are pricing inputs that are generally less observable or unobservable from objective sources.  These inputs are used with internally developed methodologies to produce management’s best

Entergy Corporation and Subsidiaries
Notes to Financial Statements

estimate of fair value for the asset or liability.  Level 3 consists primarily of financial transmission rights and derivative power contracts used as cash flow hedges of power sales at merchant power plants.

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

On a daily basis, the Business Unit Risk Control group calculates the mark-to-market for electricity swaps and options.  The Business Unit Risk Control group also validates forward market prices by comparing them to other sources of forward market prices or to settlement prices of actual market transactions.  Significant differences are analyzed and potentially adjusted based on these other sources of forward market prices or settlement prices of actual market transactions.  Implied volatilities used to value options are also validated using actual counterparty quotes for Entergy Wholesale Commodities transactions when available and compared with other sources of market implied volatilities.  Moreover, on at least a monthly basis, the Office of Corporate Risk Oversight confirms the mark-to-market calculations and prepares price scenarios and credit downgrade scenario analysis.  The scenario analysis is communicated to senior management within Entergy and within Entergy Wholesale Commodities.  Finally, for all proposed derivative transactions, an analysis is completed to assess the risk of adding the proposed derivative to Entergy Wholesale Commodities’ portfolio.  In particular, the credit and liquidity effects are calculated for this analysis.  This analysis is communicated to senior management within Entergy and Entergy Wholesale Commodities.

The values of financial transmission rights are based on unobservable inputs, including estimates of congestion costs in MISO between applicable generation and load pricing nodes based on the 50th percentile of historical prices.  They are classified as Level 3 assets and liabilities.  The valuations of these assets and liabilities are performed by the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Business Unit Risk Control group.  The values are calculated internally and verified against the data published by MISO. Entergy’s Accounting Policy and Entergy Wholesale Commodities Accounting group reviews these valuations for reasonableness, with the assistance of others within the organization with knowledge of the various inputs and assumptions used in the valuation. The Business Unit Risk Control groups report to the Vice President and Treasurer.  The Accounting Policy and Entergy Wholesale Commodities Accounting group reports to the Chief Accounting Officer.

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$867	$—	$—	$867
Decommissioning trust funds (a):
Equity securities	469	—	—	469
Debt securities	1,032	1,376	—	2,408
Common trusts (b)				3,920
Power contracts	—	—	40	40
Securitization recovery trust account	36	—	—	36
Escrow accounts	416	—	—	416
Financial transmission rights	—	—	57	57
	$2,820	$1,376	$97	$8,213
Liabilities:
Power contracts	$—	$—	$2	$2
Gas hedge contracts	5	—	—	5
	$5	$—	$2	$7

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,058	$—	$—	$1,058
Decommissioning trust funds (a):
Equity securities	480	—	—	480
Debt securities	985	1,228	—	2,213
Common trusts (b)				3,031
Power contracts	—	—	16	16
Securitization recovery trust account	46	—	—	46
Escrow accounts	433	—	—	433
Gas hedge contracts	13	—	—	13
Financial transmission rights	—	—	21	21
	$3,015	$1,228	$37	$7,311
Liabilities:
Power contracts	$—	$—	$11	$11

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2017 and 2016:

	2017		2016
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of April 1,	$5	$8	$183	$9
Total gains (losses) for the period (a)
Included in earnings	4	—	(9)	—
Included in OCI	43	—	(53)	—
Included as a regulatory liability/asset	—	31	—	20
Issuances of FTRs	—	62	—	55
Purchases	—	—	—	—
Settlements	(14)	(44)	(55)	(38)
Balance as of June 30,	$38	$57	$66	$46

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is ($0.1) million for the three months ended June 30, 2017 and ($6) million for the three months ended June 30, 2016.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2017 and 2016:

	2017		2016
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$5	$21	$189	$23
Total gains (losses) for the period (a)
Included in earnings	4	—	(9)	—
Included in OCI	93	—	86	—
Included as a regulatory liability/asset	—	48	—	27
Issuances of financial transmission rights	—	62	—	55
Purchases	—	—	—	—
Settlements	(64)	(74)	(200)	(59)
Balance as of June 30,	$38	$57	$66	$46

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $0.3 million for the six months ended June 30, 2017. For the six months ended June 30, 2016, there is no change in unrealized gains or losses included in earnings for derivatives held at the end of the reporting period.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of June 30, 2017:

Transaction Type	Fair Value as of June 30, 2017	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$38	Unit contingent discount	+/-	4%	$3

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$10.7	$—	$—	$10.7
Debt securities	129.7	198.3	—	328.0
Common trusts (b)				545.6
Securitization recovery trust account	3.6	—	—	3.6
Escrow accounts	4.7	—	—	4.7
Financial transmission rights	—	—	8.3	8.3
	$148.7	$198.3	$8.3	$900.9

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.6	$—	$—	$3.6
Debt securities	112.5	196.8	—	309.3
Common trusts (b)				521.8
Securitization recovery trust account	4.1	—	—	4.1
Escrow accounts	7.1	—	—	7.1
Financial transmission rights	—	—	5.4	5.4
	$127.3	$196.8	$5.4	$851.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$211.9	$—	$—	$211.9
Decommissioning trust funds (a):
Equity securities	11.2	—	—	11.2
Debt securities	137.5	326.6	—	464.1
Common trusts (b)				745.4
Escrow accounts	292.9	—	—	292.9
Securitization recovery trust account	2.8	—	—	2.8
Financial transmission rights	—	—	28.3	28.3
	$656.3	$326.6	$28.3	$1,756.6

Liabilities:
Gas hedge contracts	$4.5	$—	$—	$4.5

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$163.9	$—	$—	$163.9
Decommissioning trust funds (a):
Equity securities	13.9	—	—	13.9
Debt securities	132.3	292.5	—	424.8
Common trusts (b)				702.0
Escrow accounts	305.7	—	—	305.7
Securitization recovery trust account	2.8	—	—	2.8
Gas hedge contracts	10.9	—	—	10.9
Financial transmission rights	—	—	8.5	8.5
	$629.5	$292.5	$8.5	$1,632.5

Entergy Mississippi

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$31.9	$—	$—	$31.9
Financial transmission rights	—	—	9.1	9.1
	$31.9	$—	$9.1	$41.0

Liabilities:
Gas hedge contracts	$0.8	$—	$—	$0.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$76.8	$—	$—	$76.8
Escrow accounts	31.8	—	—	31.8
Gas hedge contracts	2.3	—	—	2.3
Financial transmission rights	—	—	3.2	3.2
	$110.9	$—	$3.2	$114.1

Entergy New Orleans

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$60.7	$—	$—	$60.7
Securitization recovery trust account	1.1	—	—	1.1
Escrow accounts	86.4	—	—	86.4
Financial transmission rights	—	—	5.2	5.2
	$148.2	$—	$5.2	$153.4

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$103.0	$—	$—	$103.0
Securitization recovery trust account	1.7	—	—	1.7
Escrow accounts	88.6	—	—	88.6
Gas hedge contracts	0.2	—	—	0.2
Financial transmission rights	—	—	1.1	1.1
	$193.5	$—	$1.1	$194.6

Entergy Texas

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$28.7	$—	$—	$28.7
Financial transmission rights	—	—	5.5	5.5
	$28.7	$—	$5.5	$34.2

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$5.0	$—	$—	$5.0
Securitization recovery trust account	37.5	—	—	37.5
Financial transmission rights	—	—	3.1	3.1
	$42.5	$—	$3.1	$45.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$337.0	$—	$—	$337.0
Decommissioning trust funds (a):
Equity securities	1.6	—	—	1.6
Debt securities	208.9	113.6	—	322.5
Common trusts (b)				515.3
	$547.5	$113.6	$—	$1,176.4

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$245.1	$—	$—	$245.1
Decommissioning trust funds (a):
Equity securities	0.3	—	—	0.3
Debt securities	248.3	58.3	—	306.6
Common trusts (b)				473.6
	$493.7	$58.3	$—	$1,025.6

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$0.9	$4.1	$1.3	$0.5	$1.0
Issuances of FTRs	8.9	31.0	9.6	5.0	7.1
Gains included as a regulatory liability/asset	9.0	7.5	6.7	3.1	4.3
Settlements	(10.5)	(14.3)	(8.5)	(3.4)	(6.9)
Balance as of June 30,	$8.3	$28.3	$9.1	$5.2	$5.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended June 30, 2016.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of April 1,	$3.7	$3.3	$0.9	$0.6	$0.9
Issuances of FTRs	18.8	18.1	5.9	2.8	9.3
Gains (losses) included as a regulatory liability/asset	(3.0)	16.4	2.4	—	3.2
Settlements	(5.5)	(21.6)	(3.6)	(1.4)	(5.4)
Balance as of June 30,	$14.0	$16.2	$5.6	$2.0	$8.0

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$5.4	$8.5	$3.2	$1.1	$3.1
Issuances of FTRs	8.9	31.0	9.6	5.0	7.1
Gains included as a regulatory liability/asset	9.1	18.3	7.9	4.8	7.4
Settlements	(15.1)	(29.5)	(11.6)	(5.7)	(12.1)
Balance as of June 30,	$8.3	$28.3	$9.1	$5.2	$5.5

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the six months ended June 30, 2016.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$7.9	$8.5	$2.4	$1.5	$2.2
Issuances of FTRs	18.8	18.1	5.9	2.8	9.3
Gains (losses) included as a regulatory liability/asset	0.6	21.7	1.7	(0.4)	3.4
Settlements	(13.3)	(32.1)	(4.4)	(1.9)	(6.9)
Balance as of June 30,	$14.0	$16.2	$5.6	$2.0	$8.0

NOTE 9.  DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy subsidiaries to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

and Palisades.  The funds are invested primarily in equity securities, fixed-rate debt securities, and cash and cash equivalents.

See Note 16 to the financial statements in the Form 10-K for discussion of the trust transfer agreement with NYPA to transfer the decommissioning trust funds and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy. In January 2017, NYPA transferred to Entergy the Indian Point 3 decommissioning trust fund with a fair value of $726 million and the FitzPatrick decommissioning trust fund with a fair value of $793 million.

As discussed in Note 13 to the financial statements herein, in March 2017, Entergy closed on the sale of the FitzPatrick plant to Exelon. As part of the transaction, Entergy transferred the FitzPatrick decommissioning trust fund to Exelon. The FitzPatrick decommissioning trust fund had a disposition-date fair value of $805 million and was classified as held for sale within other deferred debits as of December 31, 2016.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana has recorded an offsetting amount of unrealized gains/(losses) in other deferred credits.  Decommissioning trust funds for Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available-for-sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other-than-temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of June 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$4,389	$1,857	$1
Debt Securities	2,408	45	15
Total	$6,797	$1,902	$16

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$3,511	$1,673	$1
Debt Securities	2,213	34	27
Total	$5,724	$1,707	$28

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of June 30, 2017 are $465 million for Indian Point 1, $591 million for Indian Point 2, $758 million for Indian Point 3, $434 million for Palisades, $1,010 million for Pilgrim, and $595 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $441 million and $399 million as of June 30, 2017 and December 31, 2016, respectively.  The amortized cost of debt securities was $2,378 million as of June 30, 2017 and $2,212 million as of December 31, 2016.  As of June 30, 2017, the debt securities have an average coupon rate of approximately 3.21%, an average duration of approximately 6.14 years, and an average maturity of approximately 9.96 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$2	$1	$997	$12
More than 12 months	—	—	47	3
Total	$2	$1	$1,044	$15

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$23	$1	$1,169	$26
More than 12 months	1	—	20	1
Total	$24	$1	$1,189	$27

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$106	$125
1 year - 5 years	805	763
5 years - 10 years	795	719
10 years - 15 years	111	109
15 years - 20 years	88	73
20 years+	503	424
Total	$2,408	$2,213

During the three months ended June 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $949 million and $504 million, respectively.  During the three months ended June 30, 2017 and 2016, gross gains

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of $61 million and $10 million, respectively, and gross losses of $2 million and $2 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $1,463 million and $1,233 million, respectively.  During the six months ended June 30, 2017 and 2016, gross gains of $70 million and $20 million, respectively, and gross losses of $7 million and $5 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$556.3	$308.0	$—
Debt Securities	328.0	3.3	2.3
Total	$884.3	$311.3	$2.3

2016
Equity Securities	$525.4	$281.5	$—
Debt Securities	309.3	3.4	4.2
Total	$834.7	$284.9	$4.2

The amortized cost of debt securities was $327 million as of June 30, 2017 and $310.1 million as of December 31, 2016.  As of June 30, 2017, the debt securities have an average coupon rate of approximately 2.53%, an average duration of approximately 5.83 years, and an average maturity of approximately 6.87 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$118.1	$1.7
More than 12 months	—	—	10.1	0.6
Total	$—	$—	$128.2	$2.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$146.7	$4.2
More than 12 months	—	—	—	—
Total	$—	$—	$146.7	$4.2

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$16.8	$16.7
1 year - 5 years	102.6	106.2
5 years - 10 years	183.5	161.2
10 years - 15 years	4.4	7.7
15 years - 20 years	1.1	1.0
20 years+	19.6	16.5
Total	$328.0	$309.3

During the three months ended June 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $131.3 million and $45.2 million, respectively.  During the three months ended June 30, 2017 and 2016, gross gains of $11.2 million and $0.4 million, respectively, and gross losses of $0.1 million and $0.2 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $167.3 million and $103.8 million, respectively.  During the six months ended June 30, 2017 and 2016, gross gains of $11.7 million and $1.2 million, respectively, and gross losses of $0.2 million and $0.3 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$756.6	$395.6	$—
Debt Securities	464.1	10.9	2.9
Total	$1,220.7	$406.5	$2.9

2016
Equity Securities	$715.9	$346.6	$—
Debt Securities	424.8	8.0	5.0
Total	$1,140.7	$354.6	$5.0

The amortized cost of debt securities was $456.1 million as of June 30, 2017 and $421.9 million as of December 31, 2016.  As of June 30, 2017, the debt securities have an average coupon rate of approximately 3.79%, an average duration of approximately 5.8 years, and an average maturity of approximately 11.49 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$164.4	$2.4
More than 12 months	—	—	9.7	0.5
Total	$—	$—	$174.1	$2.9

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$198.8	$4.8
More than 12 months	—	—	4.8	0.2
Total	$—	$—	$203.6	$5.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$28.5	$31.4
1 year - 5 years	105.2	99.1
5 years - 10 years	131.9	122.8
10 years - 15 years	44.3	41.4
15 years - 20 years	38.6	30.9
20 years+	115.6	99.2
Total	$464.1	$424.8

During the three months ended June 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $85 million and $69.7 million, respectively.  During the three months ended June 30, 2017 and 2016, gross gains of $5 million and $1.7 million, respectively, and gross losses of $0.1 million and $0.04 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $125.6 million and $123.5 million, respectively.  During the six months ended June 30, 2017 and 2016, gross gains of $5 million and $2.6 million, respectively, and gross losses of $0.3 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of June 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$516.9	$257.6	$—
Debt Securities	322.5	3.3	2.3
Total	$839.4	$260.9	$2.3

2016
Equity Securities	$473.9	$221.9	$0.1
Debt Securities	306.6	2.0	4.5
Total	$780.5	$223.9	$4.6

The amortized cost of debt securities was $321.5 million as of June 30, 2017 and $309.1 million as of December 31, 2016.  As of June 30, 2017, the debt securities have an average coupon rate of approximately 2.37%, an average duration of approximately 6.45 years, and an average maturity of approximately 8.84 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of June 30, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$199.5	$2.0
More than 12 months	—	—	8.6	0.3
Total	$—	$—	$208.1	$2.3

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$220.9	$4.4
More than 12 months	—	0.1	0.8	0.1
Total	$—	$0.1	$221.7	$4.5

The fair value of debt securities, summarized by contractual maturities, as of June 30, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$8.6	$6.6
1 year - 5 years	159.6	188.2
5 years - 10 years	86.4	78.5
10 years - 15 years	2.3	1.3
15 years - 20 years	7.8	7.8
20 years+	57.8	24.2
Total	$322.5	$306.6

During the three months ended June 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $177.7 million and $100.9 million, respectively.  During the three months ended June 30, 2017 and 2016, gross gains of $0.4 million and $0.9 million, respectively, and gross losses of $0.6 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the six months ended June 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $253.5 million and $289.4 million, respectively.  During the six months ended June 30, 2017 and 2016, gross gains of $0.5 million and $2.5 million, respectively, and gross losses of $1.3 million and $0.4 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other-than-temporary impairments and unrealized gains and losses

Entergy evaluates investment securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and six months ended June 30, 2017 and 2016.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income for the three and six months ended June 30, 2017 and 2016, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

NOTE 10.  INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See “Income Tax Audits” and “Other Tax Matters” in Note 3 to the financial statements in the Form 10-K for a discussion of income tax audits and other income tax matters involving Entergy. The following are updates to that discussion.

As discussed in the Form 10-K, in the second quarter 2016, Entergy made a tax election to treat as a corporation for federal income tax purposes its subsidiary that owned the FitzPatrick nuclear power plant.  The effect of the election was that the plant and associated assets were deemed to be contributed to a new corporation for federal income tax purposes, which created permanent and temporary differences, as discussed in the Form 10-K.  One permanent difference, which increased tax expense in 2016 under the applicable accounting standards, was the reduction to the plant’s tax basis to the extent that it exceeded its fair market value.  Entergy sold the FitzPatrick plant on March 31, 2017.  The removal of the contingencies regarding the sale of the plant and the receipt of NRC approval for the sale allowed Entergy to re-determine the plant’s tax basis, using the closing price as indicative of a higher fair market value for the plant.  The re-determined basis resulted in a $44 million income tax benefit in the first quarter 2017.

In the second quarter 2017, Entergy made tax elections to treat as corporations for federal income tax purposes two subsidiaries that each own an Entergy Wholesale Commodities nuclear power plant. This resulted in a constructive contribution of all the assets and liabilities associated with the plants to new subsidiary corporations for federal income tax purposes, and generated both permanent and temporary differences under the income tax accounting standards. The constructive contributions required the Entergy subsidiary that constructively contributed the assets and liabilities to recognize the plants’ nuclear decommissioning liabilities for income tax purposes resulting in permanent differences. The accrual of the nuclear decommissioning liabilities required Entergy to recognize a gain for income tax purposes, a portion of which resulted in an increase in tax basis of the assets constructively contributed to the subsidiaries. Recognition of the gain and the increase in tax basis of the assets represents a temporary difference. The permanent differences reduced income tax expense, net of unrecognized tax benefits, by $373 million.

In the first quarter 2017, Entergy implemented ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Entergy will now prospectively recognize all income tax effects related to share-based payments through the income statement. In the first quarter 2017, stock option expirations, along with other stock compensation activity, resulted in the write-off of $11.5 million of deferred

Entergy Corporation and Subsidiaries
Notes to Financial Statements

tax assets. Entergy’s stock-based compensation plans are discussed in Note 12 to the financial statements in the Form 10-K.

NOTE 11.  PROPERTY, PLANT, AND EQUIPMENT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at June 30, 2017 are $198 million for Entergy, $47.8 million for Entergy Arkansas, $55.1 million for Entergy Louisiana, $5.3 million for Entergy Mississippi, $1.1 million for Entergy New Orleans, $15.2 million for Entergy Texas, and $28.1 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2016 are $253 million for Entergy, $40.9 million for Entergy Arkansas, $114.8 million for Entergy Louisiana, $11.5 million for Entergy Mississippi, $2.3 million for Entergy New Orleans, $9.3 million for Entergy Texas, and $6.2 million for System Energy.

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

Entergy Louisiana was considered to hold a variable interest in the lessor from which it leased an undivided interest representing approximately 9.3% of the Waterford 3 nuclear plant. After Entergy Louisiana acquired a beneficial interest in the leased assets in March 2016, however, the lessor was no longer considered a variable interest entity. Entergy Louisiana made payments on its lease, including interest, of $9.2 million through March 2016. See Note 10 to the financial statements in the Form 10-K for a discussion of Entergy Louisiana’s purchase of the Waterford 3 leased assets.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments on its lease, including interest, of $8.6 million in the six months ended June 30, 2017 and $8.6 million in the six months ended June 30, 2016.

NOTE 13.  DISPOSITIONS (Entergy Corporation)

In March 2017 the NRC approved the sale of the FitzPatrick plant, an 838 MW nuclear power plant owned by Entergy in the Entergy Wholesale Commodities segment, to Exelon. The transaction closed in March 2017 for a purchase price of $110 million, including the $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain on the sale of $16 million. At the transaction close, Exelon paid an additional $8 million for the proration of certain expenses prepaid by Entergy.

As discussed in Note 10 to the financial statements herein, as a result of the sale of FitzPatrick on March 31, 2017, Entergy re-determined the plant’s tax basis, resulting in a $44 million income tax benefit in the first quarter 2017.

The assets and liabilities associated with the sale of FitzPatrick to Exelon were classified as held for sale on Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet as of December 31, 2016. The disposition-date

Entergy Corporation and Subsidiaries
Notes to Financial Statements

fair value of the decommissioning trust fund was $805 million, classified within other deferred debits, and the disposition-date fair value of the asset retirement obligation was $727 million, classified within other non-current liabilities. The transaction also included property, plant, and equipment with a net book value of zero, materials and supplies, and prepaid assets.

As discussed in Note 14 to the financial statements in the Form 10-K, Entergy entered into a reimbursement agreement with Exelon pursuant to which Exelon reimbursed Entergy for specified out-of-pocket costs associated with Entergy’s operation of FitzPatrick. In the first quarter 2017, Entergy billed Exelon for reimbursement of $98 million of other operation and maintenance expenses, $7 million in lost operating revenues, and $3 million in taxes other than income taxes, partially offset by a $10 million defueling credit to Exelon.

NOTE 14.  ASSET RETIREMENT OBLIGATIONS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

See Note 9 to the financial statements in the Form 10-K for a discussion of asset retirement obligations. Following is an update to that discussion.

In the second quarter 2017, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study. The revised estimate resulted in a $35.9 million reduction in its decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2017, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended June 30, 2017 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2017 Compared to Second Quarter 2016

Net income increased $4.7 million primarily due to higher other income.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net income remained relatively unchanged, decreasing by $0.3 million, primarily due to higher other operation and maintenance expenses, higher nuclear refueling outage expenses, and higher depreciation and amortization expenses, substantially offset by higher other income and higher net revenue.

Net Revenue

Second Quarter 2017 Compared to Second Quarter 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing the second quarter 2017 to the second quarter 2016:

Amount
(In Millions)
2016 net revenue	$365.7
Retail electric price	9.8
Asset retirement obligation	(7.8)
Other	(1.2)
2017 net revenue	$366.5

The retail electric price variance is primarily due to the implementation of formula rate plan rates, as approved by the APSC, effective with the first billing cycle of January 2017. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance is primarily caused by a decrease in regulatory credits because of an increase in decommissioning trust earnings, including portfolio reallocations for the ANO 1 decommissioning trust fund.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the six months ended June 30, 2017 to the six months ended June 30, 2016:

Amount
(In Millions)
2016 net revenue	$687.4
Retail electric price	24.1
Opportunity sales	7.5
Asset retirement obligation	(10.5)
Volume/weather	(15.1)
Other	3.4
2017 net revenue	$696.8

The retail electric price variance is primarily due to an increase in base rates effective February 24, 2016 and the implementation of formula rate plan rates effective with the first billing cycle of January 2017, each as approved by the APSC. A significant portion of the base rate increase was related to the purchase of Power Block 2 of the Union Power Station in March 2016. The increase was partially offset by decreases in the energy efficiency rider, as approved by the APSC, effective April 2016 and January 2017. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case and formula rate plan filings. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

The opportunity sales variance results from the estimated net revenue effect recorded in the first quarter 2016 in connection with the FERC orders issued in April 2016 in the opportunity sales proceeding. See Note 2 to the financial statements in the Form 10-K for further discussion of the opportunity sales proceeding.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance is primarily caused by a decrease in regulatory credits because of an increase in decommissioning trust earnings, including portfolio reallocations for the ANO 1 decommissioning trust fund.

The volume/weather variance is primarily due to decreased usage during the unbilled sales period, including the effect of weather.  This decrease was partially offset by an increase of 307 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather on residential and commercial sales and an increase in industrial usage.  The increase in industrial usage is primarily due to a new customer in the primary metals industry.

Other Income Statement Variances

Second Quarter 2017 Compared to Second Quarter 2016

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $5.1 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs; and

•
a decrease of $2.7 million in nuclear generation expenses primarily due to a decrease in regulatory compliance costs, partially offset by higher nuclear labor costs, including contract labor, in second quarter 2017 as compared to second quarter 2016 primarily due to increased operating costs to position the nuclear fleet to meet its operational goals. The decrease in regulatory compliance costs is primarily related to additional NRC inspection

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

activities in 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals.

The decrease was partially offset by an increase of $2.7 million in transmission and distribution expenses due to higher vegetation maintenance costs in 2017 as compared to the same period in 2016 and an increase of $1.6 million in compensation and benefits costs primarily due to an increase in net periodic pension and other postretirement benefits costs as a result of a lower discount rate.

Other income increased primarily due to higher realized gains in 2017 as compared to 2016 on the decommissioning trust fund investments, including portfolio reallocations for the ANO 1 decommissioning trust fund.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Nuclear refueling outage expenses increased primarily due to the amortization of higher costs associated with the most recent outages as compared to the previous outages.

Other operation and maintenance expenses increased primarily due to:

•
the deferral in first quarter 2016 of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC as part of the 2015 rate case settlement. These costs are being amortized over a ten-year period beginning March 2016. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement;

•	an increase of $5.4 million in transmission and distribution expenses due to higher vegetation maintenance costs in 2017; and

•
an increase of $4 million in compensation and benefits costs primarily due to a downward revision to estimated incentive compensation expense in first quarter 2016 and an increase in net periodic pension and other postretirement benefits costs as a result of a lower discount rate.

The increase was partially offset by a decrease of $16.1 million in nuclear generation expenses primarily due to a decrease in regulatory compliance costs as compared to the prior year, partially offset by higher nuclear labor costs, including contract labor, in 2017 compared to the same period in 2016 primarily due to increased operating costs to position the nuclear fleet to meet its operational goals. The decrease in regulatory compliance costs is primarily related to additional NRC inspection activities in 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes, higher local franchise taxes, and an increase in payroll taxes. Ad valorem taxes increased primarily due to higher assessments and higher millage rates. Local franchise taxes increased primarily due to higher revenues in 2017 as compared to 2016.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Block 2 of the Union Power Station purchased in March 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Other income increased primarily due to higher realized gains in 2017 as compared to 2016 on the decommissioning trust fund investments, including portfolio reallocations for the ANO 1 decommissioning trust fund.

Interest expense decreased primarily due to $5.1 million in estimated interest expense recorded in the first quarter 2016 in connection with the FERC orders issued in April 2016 in the opportunity sales proceeding. See Note 2 to the financial statements in the Form 10-K for further discussion of the opportunity sales proceeding.

Income Taxes

The effective income tax rate was 38.4% for the second quarter 2017. The difference in the effective income tax rate for the second quarter 2017 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 40.2% for the six months ended June 30, 2017. The difference in the effective income tax rate for the six months ended June 30, 2017 versus the federal statutory rate of 35% was primarily due to state income taxes, a write-off of a stock-based compensation deferred tax asset, and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rates were 40.1% for the second quarter 2016 and 40% for the six months ended June 30, 2016. The differences in the effective income tax rates for the second quarter 2016 and the six months ended June 30, 2016 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

ANO Damage, Outage, and NRC Reviews

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident, subsequent NRC reviews, and the deferral of replacement power costs.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$20,509	$9,135

Cash flow provided by (used in):
Operating activities	191,161	253,703
Investing activities	(418,321)	(577,426)
Financing activities	209,728	339,700
Net increase (decrease) in cash and cash equivalents	(17,432)	15,977

Cash and cash equivalents at end of period	$3,077	$25,112

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $62.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase of $43.8 million in spending on nuclear refueling outages in 2017 and the timing of payments to vendors.

Investing Activities

Net cash flow used in investing activities decreased $159.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the purchase of Power Block 2 of the Union Power Station in March 2016 for approximately $237 million and a decrease of $27.5 million in transmission construction expenditures primarily due to a lower scope of non-storm related work performed in 2017. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

The decrease was partially offset by:

•	an increase of $56.6 million in nuclear construction expenditures primarily due to a higher scope of work performed on various nuclear projects in 2017;

•	an increase of $17.8 million in fossil-fueled generation construction expenditures primarily due to a higher scope of work performed on various projects in 2017; and

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

Net cash flow provided by financing activities decreased $130 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to:

•	a $200 million capital contribution received from Entergy Corporation in March 2016 primarily in anticipation of Entergy Arkansas’s purchase of Power Block 2 of the Union Power Station;

•
the issuance of $325 million of 3.5% Series first mortgage bonds in January 2016, a portion of the proceeds of which were used to pay, prior to maturity, $175 million of 5.66% Series first mortgage bonds; and

•	the issuance of $55 million of 3.5% Series first mortgage bonds in June 2016.

The decrease was partially offset by:

•	the issuance of $220 million of 3.5% Series first mortgage bonds in May 2017;

•	net borrowings of $31.4 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2017 compared to net borrowings of $0.9 million in 2016; and

•	money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $37.6 million in 2017 compared to decreasing by $52.7 million in 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Arkansas is primarily due to the issuance of long-term debt in 2017.

	June 30, 2017	December 31, 2016
Debt to capital	56.9%	55.3%
Effect of excluding the securitization bonds	(0.4%)	(0.4%)
Debt to capital, excluding securitization bonds (a)	56.5%	54.9%
Effect of subtracting cash	—%	(0.2%)
Net debt to net capital, excluding securitization bonds (a)	56.5%	54.7%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows:

June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
(In Thousands)
($13,669)	($51,232)	$1,453	($52,742)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in August 2021. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2018. The $150 million credit facility allows Entergy Arkansas to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2017, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2017, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in May 2019.  As of June 30, 2017, $14.7 million in letters of credit to support a like amount of commercial paper issued and $16.7 million in loans were outstanding under the Entergy Arkansas nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

2016 Formula Rate Plan Filing

As discussed in the Form 10-K, Entergy Arkansas is required to make a supplemental filing supporting the recovery of certain nuclear costs. In April 2017, Entergy Arkansas filed a motion consented to by all parties requesting that it be permitted to submit its supplemental filing in conjunction with its 2017 formula rate plan filing, which was subsequently made in July 2017 and is discussed below. In May 2017 the APSC approved the joint motion and proposal to review Entergy Arkansas’s supplemental filing on a concurrent schedule with the 2017 formula rate plan filing. In doing so, however, the APSC noted that a determination of whether the supplemental information supporting certain nuclear expenditures will be considered in the hearing for the 2017 formula rate plan filing or a separate hearing will be made at a later time.

2017 Formula Rate Plan Filing

In July 2017, Entergy Arkansas filed with the APSC its 2017 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2018 test period to be below the formula rate plan bandwidth.  The filing projected a $129.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%.  Because the projected revenue increase exceeds the four percent annual revenue constraint for each rate class, however, Entergy Arkansas proposed a $70.9 million revenue requirement increase. Entergy Arkansas requested an order approving its proposed formula rate plan adjustment by December 13, 2017. If a final order is not issued by this date, the proposed formula rate plan adjustment will become effective January 2, 2018, subject to refund.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of advanced metering infrastructure is in the public interest. In June 2017 the APSC staff and Arkansas Attorney General filed direct testimony. The APSC staff generally supported Entergy Arkansas’s AMI deployment conditioned on various recommendations. The Arkansas Attorney General’s consultant primarily recommended denial of Entergy Arkansas’s application but alternatively suggested recommendations in the event the APSC approves Entergy Arkansas’s proposal. Entergy Arkansas filed rebuttal testimony in June 2017, substantially accepting the APSC staff’s recommendations. In August 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to suspend the procedural schedule pending the filing with the APSC of an agreement in principle on all issues.

Energy Cost Recovery Rider

In March 2017, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01164 per kWh to $0.01547 per kWh. The APSC staff filed testimony in March 2017 recommending that the redetermined rate should be implemented with the first billing cycle of April 2017 under the normal operation of the tariff. Accordingly, the redetermined rate went into effect

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

on March 31, 2017 pursuant to the tariff. In July 2017 the Arkansas Attorney General requested additional information to support certain of the costs included in Entergy Arkansas’s 2017 energy cost rate redetermination.

Opportunity Sales Proceedings

As discussed in the Form 10-K, in June 2009 the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocated the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibited sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.  The LPSC’s complaint challenges sales made beginning in 2002 and requests refunds.

In April 2016 the FERC issued orders addressing requests for rehearing filed in July 2012 and an ALJ’s August 2013 initial decision. The first order denies Entergy’s request for rehearing and affirms FERC’s earlier rulings that Entergy’s original methodology for allocating energy costs to the opportunity sales was incorrect and, as a result, Entergy Arkansas must make payments to the other Utility operating companies to put them in the same position that they would have been in absent the incorrect allocation. The FERC clarified that interest should be included with the payments. The second order affirmed in part, and reversed in part, the rulings in the ALJ’s August 2013 initial decision regarding the methodology that should be used to calculate the payments Entergy Arkansas is to make to the other Utility operating companies. The FERC affirmed the ALJ’s ruling that a full re-run of intra-system bills should be performed, but required that methodology be modified so that the sales have the same priority for purposes of energy allocation as joint account sales. The FERC reversed the ALJ’s decision that any payments by Entergy Arkansas should be reduced by 20%. The FERC also reversed the ALJ’s decision that adjustments to other System Agreement service schedules and excess bandwidth payments should not be taken into account when calculating the payments to be made by Entergy Arkansas. The FERC held that such adjustments and excess bandwidth payments should be taken into account, but ordered further proceedings before an ALJ to address whether a cap on any reduction due to bandwidth payments was necessary and to implement the other adjustments to the calculation methodology.

In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order addressing the requests for rehearing filed in July 2012. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order. The rehearing and clarification requests filed in May 2016 are pending FERC action.

Pursuant to the procedural schedule established in the case, Entergy Services re-ran intra-system bills for the ten-year period 2000-2009 to quantify the effects of the FERC's ruling. In November 2016 the LPSC submitted testimony disputing certain aspects of the calculations, and Entergy Services submitted answering testimony in January 2017. In February 2017 the FERC staff filed testimony and Entergy Services filed responsive testimony. In March 2017 the LPSC filed rebuttal testimony. A hearing was held in May 2017. In July 2017, the ALJ issued an initial decision concluding that Entergy Arkansas should pay $86 million plus interest to the other Utility operating companies. The Utility operating companies have the opportunity to challenge the ALJ’s initial decision by filing a brief on exceptions with the FERC. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing the initial decision and Entergy submits a subsequent filing to comply with that order.

The effect of the FERC’s decisions thus far in the case would be that Entergy Arkansas will make payments to some or all of the other Utility operating companies.  Because further proceedings will still occur in the case, the amount and recipients of payments by Entergy Arkansas are unknown at this time.  Based on testimony previously submitted in the case and its assessment of the April 2016 FERC orders, in the first quarter 2016, Entergy Arkansas recorded a liability of $87 million, which includes interest, for its estimated increased costs and payment to the other Utility operating companies.  This estimate is subject to change depending on how the FERC resolves the issues that are still outstanding in the case, including its review of the July 2017 initial decision.  Entergy Arkansas’s increased

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

costs will be attributed to Entergy Arkansas’s retail and wholesale businesses, and it is not probable that Entergy Arkansas will recover the wholesale portion.  Entergy Arkansas, therefore, recorded a regulatory asset in the first quarter 2016 of approximately $75 million, which represents its estimate of the retail portion of the costs.

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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Arkansas’s accounting for nuclear decommissioning costs, utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$496,662	$504,252	$971,013	$969,625

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	50,691	88,022	150,100	168,959
Purchased power	74,552	49,714	129,685	111,518
Nuclear refueling outage expenses	17,335	14,981	36,954	30,050
Other operation and maintenance	171,821	173,909	337,678	326,815
Decommissioning	14,106	13,301	28,001	26,404
Taxes other than income taxes	25,128	22,961	49,179	46,047
Depreciation and amortization	69,087	67,115	136,153	130,288
Other regulatory charges (credits) - net	4,948	802	(5,578)	1,719
TOTAL	427,668	430,805	862,172	841,800

OPERATING INCOME	68,994	73,447	108,841	127,825

OTHER INCOME
Allowance for equity funds used during construction	5,432	3,995	9,782	8,927
Interest and investment income	14,195	5,770	21,127	9,364
Miscellaneous - net	(57)	(1,020)	(164)	(1,795)
TOTAL	19,570	8,745	30,745	16,496

INTEREST EXPENSE
Interest expense	28,514	27,792	55,766	60,574
Allowance for borrowed funds used during construction	(2,552)	(2,136)	(4,514)	(4,851)
TOTAL	25,962	25,656	51,252	55,723

INCOME BEFORE INCOME TAXES	62,602	56,536	88,334	88,598

Income taxes	24,052	22,645	35,480	35,413

NET INCOME	38,550	33,891	52,854	53,185

Preferred dividend requirements	357	1,718	714	3,437

EARNINGS APPLICABLE TO COMMON STOCK	$38,193	$32,173	$52,140	$49,748

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$52,854	$53,185
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	198,082	211,630
Deferred income taxes, investment tax credits, and non-current taxes accrued	38,005	122,195
Changes in assets and liabilities:
Receivables	12,092	(42,371)
Fuel inventory	(1,602)	5,093
Accounts payable	(29,109)	66,118
Prepaid taxes and taxes accrued	937	(89,124)
Interest accrued	1,816	(1,093)
Deferred fuel costs	(48,442)	(40,847)
Other working capital accounts	(32,055)	25,021
Provisions for estimated losses	7,457	1,142
Other regulatory assets	(5,592)	7,048
Pension and other postretirement liabilities	(40,637)	(45,752)
Other assets and liabilities	37,355	(18,542)
Net cash flow provided by operating activities	191,161	253,703

INVESTING ACTIVITIES
Construction expenditures	(381,197)	(316,569)
Allowance for equity funds used during construction	10,198	9,229
Payment for purchase of plant	—	(236,969)
Nuclear fuel purchases	(92,927)	(64,689)
Proceeds from sale of nuclear fuel	51,029	40,336
Proceeds from nuclear decommissioning trust fund sales	167,329	103,815
Investment in nuclear decommissioning trust funds	(173,324)	(112,040)
Change in money pool receivable - net	—	(1,453)
Changes in securitization account	571	1,017
Other	—	(103)
Net cash flow used in investing activities	(418,321)	(577,426)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	222,937	380,141
Retirement of long-term debt	(6,799)	(181,604)
Capital contribution from parent	—	200,000
Changes in short-term borrowings - net	31,436	908
Changes in money pool payable - net	(37,563)	(52,742)
Dividends paid:
Preferred stock	(714)	(3,437)
Other	431	(3,566)
Net cash flow provided by financing activities	209,728	339,700

Net increase (decrease) in cash and cash equivalents	(17,432)	15,977
Cash and cash equivalents at beginning of period	20,509	9,135
Cash and cash equivalents at end of period	$3,077	$25,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$51,232	$58,733
Income taxes	$—	$7,242

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$2,741	$20,174
Temporary cash investments	336	335
Total cash and cash equivalents	3,077	20,509
Securitization recovery trust account	3,569	4,140
Accounts receivable:
Customer	96,720	102,229
Allowance for doubtful accounts	(1,084)	(1,211)
Associated companies	36,015	35,286
Other	40,672	58,153
Accrued unbilled revenues	110,235	100,193
Total accounts receivable	282,558	294,650
Deferred fuel costs	145,033	96,690
Fuel inventory - at average cost	34,362	32,760
Materials and supplies - at average cost	182,839	182,600
Deferred nuclear refueling outage costs	109,546	81,313
Prepayments and other	19,691	14,293
TOTAL	780,675	726,955

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	884,308	834,735
Other	5,536	7,912
TOTAL	889,844	842,647

UTILITY PLANT
Electric	10,726,461	10,488,060
Property under capital lease	637	716
Construction work in progress	328,037	304,073
Nuclear fuel	259,901	307,352
TOTAL UTILITY PLANT	11,315,036	11,100,201
Less - accumulated depreciation and amortization	4,666,137	4,635,885
UTILITY PLANT - NET	6,648,899	6,464,316

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	66,024	62,646
Other regulatory assets (includes securitization property of $35,365 as of June 30, 2017 and $41,164 as of December 31, 2016)	1,430,243	1,428,029
Deferred fuel costs	66,997	66,898
Other	16,577	14,626
TOTAL	1,579,841	1,572,199

TOTAL ASSETS	$9,899,259	$9,606,117

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$114,700	$114,700
Short-term borrowings	14,696	—
Accounts payable:
Associated companies	152,723	239,711
Other	204,921	185,153
Customer deposits	97,425	97,512
Taxes accrued	8,131	7,194
Interest accrued	18,396	16,580
Other	36,150	36,557
TOTAL	647,142	697,407

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,224,030	2,186,623
Accumulated deferred investment tax credits	34,704	35,305
Other regulatory liabilities	330,797	305,907
Decommissioning	952,353	924,353
Accumulated provisions	26,139	18,682
Pension and other postretirement liabilities	383,543	424,234
Long-term debt (includes securitization bonds of $41,502 as of June 30, 2017 and $48,139 as of December 31, 2016)	2,949,561	2,715,085
Other	14,183	13,854
TOTAL	6,915,310	6,624,043

Commitments and Contingencies

Preferred stock without sinking fund	31,350	31,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2017 and 2016	470	470
Paid-in capital	790,243	790,243
Retained earnings	1,514,744	1,462,604
TOTAL	2,305,457	2,253,317

TOTAL LIABILITIES AND EQUITY	$9,899,259	$9,606,117

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$470	$588,493	$1,302,695	$1,891,658

Net income	—	—	53,185	53,185
Capital contribution from parent	—	200,000	—	200,000
Preferred stock dividends	—	—	(3,437)	(3,437)

Balance at June 30, 2016	$470	$788,493	$1,352,443	$2,141,406

Balance at December 31, 2016	$470	$790,243	$1,462,604	$2,253,317

Net income	—	—	52,854	52,854
Preferred stock dividends	—	—	(714)	(714)

Balance at June 30, 2017	$470	$790,243	$1,514,744	$2,305,457

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$160	$153	$7	5
Commercial	119	115	4	3
Industrial	114	100	14	14
Governmental	5	4	1	25
Total retail	398	372	26	7
Sales for resale:
Associated companies	31	25	6	24
Non-associated companies	6	37	(31)	(84)
Other	62	70	(8)	(11)
Total	$497	$504	($7)	(1)

Billed Electric Energy Sales (GWh):
Residential	1,462	1,409	53	4
Commercial	1,372	1,350	22	2
Industrial	1,829	1,582	247	16
Governmental	57	55	2	4
Total retail	4,720	4,396	324	7
Sales for resale:
Associated companies	387	539	(152)	(28)
Non-associated companies	386	2,252	(1,866)	(83)
Total	5,493	7,187	(1,694)	(24)

	Six Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$343	$345	($2)	(1)
Commercial	225	225	—	—
Industrial	210	200	10	5
Governmental	9	8	1	13
Total retail	787	778	9	1
Sales for resale:
Associated companies	63	(7)	70	1,000
Non-associated companies	51	75	(24)	(32)
Other	70	124	(54)	(44)
Total	$971	$970	$1	—

Billed Electric Energy Sales (GWh):
Residential	3,389	3,433	(44)	(1)
Commercial	2,687	2,690	(3)	—
Industrial	3,510	3,158	352	11
Governmental	113	111	2	2
Total retail	9,699	9,392	307	3
Sales for resale:
Associated companies	833	964	(131)	(14)
Non-associated companies	2,348	4,808	(2,460)	(51)
Total	12,880	15,164	(2,284)	(15)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2017 Compared to Second Quarter 2016

Net income decreased $128.8 million primarily due to the effect of a settlement with the IRS related to the 2010-2011 IRS audit which resulted in a $136.1 million reduction of income tax expense in 2016. See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net income decreased $146.1 million primarily due to the effect of a settlement with the IRS related to the 2010-2011 IRS audit which resulted in a $136.1 million reduction of income tax expense in 2016. See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

Net Revenue

Second Quarter 2017 Compared to Second Quarter 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the second quarter 2017 to the second quarter 2016:

Amount
(In Millions)
2016 net revenue	$608.2
Louisiana Act 55 financing savings obligation	16.1
Volume/weather	(6.7)
Other	5.6
2017 net revenue	$623.2

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in 2016 for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings resulted from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to decreased usage during the unbilled sales period, including the effect of weather. This decrease was partially offset by an increase of 507 GWh, or 4%, in billed electricity usage, including an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand from cogeneration customers and an increase in demand for existing customers as well as expansion projects in the chemicals industry, partially offset by extended seasonal outages for an existing large refinery customer.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2017 to the six months ended June 30, 2016:

Amount
(In Millions)
2016 net revenue	$1,172.1
Louisiana Act 55 financing savings obligation	16.1
Retail electric price	9.3
Volume/weather	(11.0)
Other	(2.2)
2017 net revenue	$1,184.3

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in 2016 for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings resulted from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

The retail electric price variance is primarily due to an increase in formula rate plan revenues, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of formula rate plan revenues.

The volume/weather variance is primarily due to decreased usage during the unbilled sales period and the effect of less favorable weather on residential sales. This decrease was partially offset by an increase of 328 GWh, or 2%, in industrial usage primarily due to an increase in demand from cogeneration customers and an increase in demand for existing customers as well as expansion projects in the chemicals industry, partially offset by extended seasonal outages for an existing large refinery customer.

Other Income Statement Variances

Second Quarter 2017 Compared to Second Quarter 2016

Other operation and maintenance expenses increased primarily due to:

•
an increase of $3.8 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, primarily due to increased operating costs to position the nuclear fleet to meet its operational goals, partially offset by a lower scope of work performed during plant outages in the second quarter 2017 as compared to the second quarter 2016. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals;

•	an increase of $2.6 million in transmission and distribution expenses due to higher vegetation maintenance costs;

•
an increase of $1.9 million due to the effect of recording in 2016 a final court decision in the Entergy Louisiana lawsuit against the DOE related to the River Bend spent nuclear fuel storage costs. The damages awarded included the reimbursement in 2016 of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense;

•
an increase of $1 million as a result of the amount of transmission costs allocated by MISO. See Note 2 to the financial statements herein and in the Form 10-K for further information on the recovery of these costs; and

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

•	several individually insignificant items.

The increase was partially offset by a decrease of $3.1 million in loss provisions.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017, which included the St. Charles Power Station project, and higher realized gains in 2017 on the River Bend decommissioning trust fund investments as a result of portfolio reallocations to the 30% interest in River Bend formerly owned by Cajun.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Other operation and maintenance expenses increased primarily due to:

•	an increase of $3.9 million in compensation and benefits costs primarily due to a downward revision to estimated incentive compensation expense in first quarter 2016;

•
an increase of $3.5 million in fossil-fueled generation expenses primarily due to the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016, partially offset by asbestos loss provisions in 2016;

•	an increase of $2.9 million in other loss provisions in 2017;

•	an increase of $2.2 million in information technology expenses including software maintenance costs and upgrade projects;

•	an increase of $2.1 million in transmission expenses primarily due to higher labor costs, including contract labor;

•
an increase of $2.1 million as a result of the amount of transmission costs allocated by MISO. See Note 2 to the financial statements herein and in the Form 10-K for further information on the recovery of these costs;

•
an increase of $1.9 million due to the effect of recording in 2016 a final court decision in the Entergy Louisiana lawsuit against the DOE related to the River Bend spent nuclear fuel storage costs. The damages awarded included the reimbursement in 2016 of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense; and

•
an increase of $1.8 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, primarily due to increased operating costs to position the nuclear fleet to meet its operational goals, partially offset by a lower scope of work performed during plant outages in 2017 as compared to 2016. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Blocks 3 and 4 of the Union Power Station purchased in March 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017, which included the St. Charles Power Station project, and higher realized gains in 2017 on the River Bend decommissioning trust fund investments as a result of portfolio reallocations to the 30% interest in River Bend formerly owned by Cajun.

Income Taxes

The effective income tax rates were 31.3% for the second quarter 2017 and 31.3% for the six months ended June 30, 2017. The differences in the effective income tax rates for the second quarter 2017 and the six months ended June 30, 2017 versus the federal statutory rate of 35% were primarily due to book and tax differences related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The effective income tax rates were (50.6%) for the second quarter 2016 and (10.7%) for the six months ended June 30, 2016. The differences in the effective income tax rates for the second quarter 2016 and the six months ended June 30, 2016 versus the federal statutory rate of 35% were primarily due to the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit in the second quarter 2016 and book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes. See Note 3 to the financial statements in the Form 10-K for additional discussion of the 2010-2011 IRS audit settlement.

Louisiana Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Louisiana Tax Legislation” in the Form 10-K for a discussion of the Louisiana tax legislation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$213,850	$35,102

Cash flow provided by (used in):
Operating activities	533,755	440,356
Investing activities	(900,210)	(859,906)
Financing activities	367,888	459,253
Net increase in cash and cash equivalents	1,433	39,703

Cash and cash equivalents at end of period	$215,283	$74,805

Operating Activities

Net cash flow provided by operating activities increased $93.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to:

•
income tax refunds of $116.9 million in 2017 compared to income tax payments of $62.7 million in 2016. Entergy Louisiana received income tax refunds in 2017 and made income tax payments in 2016 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2017 resulted from the utilization of Entergy Louisiana’s net operating losses. The income tax payments in 2016 related to the 2016 payments for state taxes resulting from the effect of the final settlement of the 2006-2007 IRS audit and the effect of net operating loss limitations. See Note 3 to the financial statements in the Form 10-K for a discussion of the audit. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Louisiana Tax Legislation” in the Form 10-K for a discussion on the net operating loss limitations;

•	an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets; and

•	the timing of collections from customers and payments to vendors.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The increase was partially offset by:

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement and refund;

•	a decrease due to the timing of recovery of fuel and purchased power costs in 2017; and

•	an increase of $47.8 million in spending on nuclear refueling outages in 2017.

Investing Activities

Net cash flow used in investing activities increased $40.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to:

•	an increase of $205.5 million in fossil-fueled generation construction expenditures primarily due to higher spending on the St. Charles Power Station project in 2017;

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase of $75.8 million in transmission construction expenditures due to a higher scope of work performed in 2017 as compared to the same period in 2016;

•	an increase of $44.1 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2017; and

•	money pool activity.

The increase was partially offset by the purchase of Power Blocks 3 and 4 of the Union Power Station for an aggregate purchase price of approximately $474 million in March 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana‘s receivable from the money pool increased by $33 million for the six months ended June 30, 2017 compared to increasing by $0.2 million for the six months ended June 30, 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $91.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the net issuance of $430.4 million of long-term debt in 2017 compared to the net issuance of $568.7 million in 2016. The decrease was partially offset by:

•	net borrowings of $30.7 million on the nuclear fuel company variable interest entities’ credit facilities in 2017 compared to net repayments of $0.9 million in 2016; and

•	a decrease of $14.3 million of common equity distributions primarily as a result of higher construction expenditures and higher nuclear fuel purchases in 2017 as compared to the same period in 2016.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Louisiana is primarily due to the issuance of long-term debt in 2017.

	June 30, 2017	December 31, 2016
Debt to capital	54.7%	53.4%
Effect of excluding securitization bonds	(0.4%)	(0.5%)
Debt to capital, excluding securitization bonds (a)	54.3%	52.9%
Effect of subtracting cash	(0.9%)	(0.9%)
Net debt to net capital, excluding securitization bonds (a)	53.4%	52.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana’s receivables from the money pool were as follows:

June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
(In Thousands)
$55,542	$22,503	$6,322	$6,154

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in August 2021.  The credit facility allows Entergy Louisiana to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2017, there were no cash borrowings and $4.5 million of letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2017, a $36.8 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, one in the amount of $105 million and one in the amount of $85 million, both scheduled to expire in May 2019.  As of June 30, 2017, $15.5 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of June 30, 2017, $34.5 million in letters of credit to support a like amount of commercial paper issued and $36.3 million in loans were outstanding under the Entergy Louisiana Waterford

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Lake Charles Power Station

In November 2016, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Lake Charles Power Station, a nominal 994 MW combined-cycle generating unit in Westlake, Louisiana, on land adjacent to the existing Nelson plant in Calcasieu Parish. The current estimated cost of the Lake Charles Power Station is $872 million, including estimated costs of transmission interconnection and other related costs. In May 2017 the parties to the proceeding agreed to an uncontested stipulation finding that construction of the Lake Charles Power Station is in the public interest and authorizing an in-service rate recovery plan. In July 2017 the LPSC issued an order unanimously approving the stipulation. Subject to the timely receipt of other permits and approvals, commercial operation is estimated to occur by mid-2020.

Washington Parish Energy Center

In April 2017, Entergy Louisiana signed a purchase and sale agreement with a subsidiary of Calpine Corporation for the acquisition of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 360 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana and, subject to permits and approvals, is expected to be completed in 2021. Subject to regulatory approvals, Entergy Louisiana will purchase the plant once it is complete for an estimated total investment of approximately $261 million, including transmission and other related costs. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. A procedural schedule has been established, with a hearing in March 2018.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel cost recovery. The following are updates to that discussion.

Retail Rates - Electric

2014 Formula Rate Plan Filing

As discussed in the Form 10-K, in September 2015, Entergy Louisiana filed its formula rate plan evaluation report for Entergy Gulf States Louisiana’s and Entergy Louisiana’s 2014 calendar year operations. In June 2017 the LPSC staff and Entergy Louisiana filed an unopposed joint report of proceedings, which was accepted by the LPSC in June 2017, finalizing the results of this proceeding with no changes to rates already implemented.

2015 Formula Rate Plan Filing

As discussed in the Form 10-K, in May 2016, Entergy Louisiana filed its formula rate plan evaluation report for its 2015 calendar year operations. In June 2017 the LPSC staff and Entergy Louisiana filed a joint report of proceedings, which was accepted by the LPSC in June 2017, finalizing the results of the May 2016 evaluation report, interim updates, and corresponding proceedings with no changes to rates already implemented.

Also, in November 2016, Entergy Louisiana filed with the LPSC a request to extend the MISO cost recovery mechanism rider provision of its formula rate plan. In March 2017 the LPSC staff submitted direct testimony generally supportive of a one-year extension of the MISO cost recovery mechanism and the intervenor in the proceeding does not oppose an extension for this period of time. In June 2017 an uncontested joint stipulation authorizing a one-year extension of the MISO cost recovery mechanism rider was filed and the LPSC approved the stipulation in July 2017.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

2016 Formula Rate Plan Filing

In May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. The evaluation report reflects an earned return on common equity of 9.84%. As such, no adjustment to base formula rate plan revenue is required. The following adjustments, however, are required under the formula rate plan. The 2016 formula rate plan evaluation report shows a decrease in formula rate plan revenue of approximately $16.9 million, comprised of a decrease in legacy Entergy Louisiana formula rate plan revenue of $3.5 million, a decrease in legacy Entergy Gulf States Louisiana formula rate plan revenue of $9.7 million, and a decrease in incremental formula rate plan revenue of $3.6 million. Additionally, the formula rate plan evaluation report calls for a decrease in the MISO cost recovery revenue requirement of $40.5 million, from the present level of $46.8 million to $6.3 million. Rates reflecting these adjustments will be implemented with the first billing cycle of September 2017, subject to refund, pending the review proceedings. Parties have intervened in the proceedings. No procedural schedule has been established.

Waterford 3 Replacement Steam Generator Project

See Note 2 to the financial statements in the Form 10-K for discussion of the Waterford 3 replacement steam generator project prudence review proceeding. The refund to customers of approximately $71 million as a result of the settlement approved by the LPSC was made to customers in January 2017. Following a review by the parties, an unopposed joint report of proceedings was filed by the LPSC staff and Entergy Louisiana in May 2017. In May 2017 the LPSC accepted the joint report of proceedings resolving the matter.

Union Power Station

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties have requested further proceedings on the prudence of the decision to deactivate Willow Glen 2 and 4. No party contests the prudence of the decision to deactivate Willow Glen 2 and 4 or suggests reactivation of these units; however, issues have been raised related to Entergy Louisiana’s decision to give up its transmission service rights in MISO for Willow Glen 2 and 4 rather than placing the units into suspended status for the three year term permitted by MISO.  This matter is pending before an ALJ, with an evidentiary hearing scheduled in August 2017.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. The parties reached an uncontested stipulation permitting implementation of Entergy Louisiana’s proposed AMI system, with modifications to the proposed customer charge. In July 2017 the LPSC approved the stipulation.

Retail Rates - Gas

2016 Rate Stabilization Plan Filing

In January 2017, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2016. The filing of the evaluation report for test year 2016 reflected an earned return on common equity of 6.37%. As part of the original filing, pursuant to the extraordinary cost provision of the rate stabilization plan, Entergy Louisiana sought to recover approximately $1.5 million in deferred operation and maintenance expenses

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

incurred to restore service and repair damage resulting from flooding and widespread rainfall in southeast Louisiana that occurred in August 2016. Entergy Louisiana requested to recover the prudently incurred August 2016 storm restoration costs over ten years, outside of the rate stabilization plan sharing provisions. As a result, Entergy Louisiana’s filing sought an annual increase in revenue of $1.4 million. Following review of the filing, except for the proposed extraordinary cost recovery, the LPSC staff confirmed Entergy Louisiana’s filing was consistent with the principles and requirements of the rate stabilization plan. The extraordinary cost recovery request associated with the 2016 flood-related deferred operation and maintenance expenses incurred for gas operations was removed from the rate stabilization plan pending LPSC consideration in a separate docket. In April 2017 the LPSC approved a joint report of proceedings and Entergy Louisiana submitted a revised evaluation report reflecting a $1.2 million annual increase in revenue with rates implemented with the first billing cycle of May 2017.

In connection with the joint report of proceedings accepted by the LPSC, in May 2017, Entergy Louisiana filed an application to initiate a separate proceeding to recover the deferred operation and maintenance expenses incurred to restore service and repair damage resulting from flooding and widespread rainfall in southeast Louisiana that occurred in August 2016 through the extraordinary cost provision of the gas rate stabilization plan. A procedural schedule has been established with a hearing in November 2017.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in June 2016 the LPSC staff provided notice of audits of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. Discovery commenced in March 2017.

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

River Bend’s operating license is currently due to expire in August 2025. In May 2017, Entergy Louisiana filed an application with the NRC for an extension of River Bend’s operating license to 2045.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Louisiana’s accounting for nuclear decommissioning costs, utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

(page left blank intentionally)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,072,126	$989,732	$1,936,202	$1,926,163
Natural gas	11,308	9,302	28,015	28,016
TOTAL	1,083,434	999,034	1,964,217	1,954,179

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	180,056	152,340	334,100	354,423
Purchased power	282,673	224,699	522,500	416,097
Nuclear refueling outage expenses	12,764	12,974	24,949	25,754
Other operation and maintenance	243,217	232,957	466,447	439,021
Decommissioning	12,283	11,658	24,406	23,166
Taxes other than income taxes	45,076	44,366	90,359	86,728
Depreciation and amortization	116,107	112,452	231,737	222,043
Other regulatory charges (credits) - net	(2,521)	13,836	(76,708)	11,577
TOTAL	889,655	805,282	1,617,790	1,578,809

OPERATING INCOME	193,779	193,752	346,427	375,370

OTHER INCOME
Allowance for equity funds used during construction	11,109	4,506	21,099	11,744
Interest and investment income	41,919	40,251	81,749	77,667
Miscellaneous - net	(2,650)	(1,870)	(5,674)	(5,615)
TOTAL	50,378	42,887	97,174	83,796

INTEREST EXPENSE
Interest expense	68,483	70,787	135,798	135,863
Allowance for borrowed funds used during construction	(5,541)	(2,383)	(10,715)	(6,280)
TOTAL	62,942	68,404	125,083	129,583

INCOME BEFORE INCOME TAXES	181,215	168,235	318,518	329,583

Income taxes	56,736	(85,090)	99,661	(35,348)

NET INCOME	$124,479	$253,325	$218,857	$364,931

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)

Net Income	$124,479	$253,325	$218,857	$364,931
Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $292, $144, $524, and $259)	(310)	(230)	(680)	(493)
Other comprehensive loss	(310)	(230)	(680)	(493)
Comprehensive Income	$124,169	$253,095	$218,177	$364,438

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$218,857	$364,931
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	300,805	301,815
Deferred income taxes, investment tax credits, and non-current taxes accrued	220,492	(49,661)
Changes in working capital:
Receivables	950	(72,931)
Fuel inventory	4,534	(5,053)
Accounts payable	42,079	(22,830)
Prepaid taxes and taxes accrued	52,686	23,850
Interest accrued	(2,883)	(4,216)
Deferred fuel costs	(74,113)	4,093
Other working capital accounts	(61,515)	(26,514)
Changes in provisions for estimated losses	(6,108)	1,734
Changes in other regulatory assets	39,711	58,429
Changes in other regulatory liabilities	(64,293)	30,116
Changes in pension and other postretirement liabilities	(38,175)	(35,869)
Other	(99,272)	(127,538)
Net cash flow provided by operating activities	533,755	440,356

INVESTING ACTIVITIES
Construction expenditures	(755,158)	(403,387)
Allowance for equity funds used during construction	21,099	11,744
Payment for purchase of plant	—	(473,956)
Nuclear fuel purchases	(156,246)	(38,773)
Proceeds from the sale of nuclear fuel	28,884	64,498
Receipts from storm reserve escrow account	8,836	—
Payments to storm reserve escrow account	(802)	—
Changes to securitization account	79	225
Proceeds from nuclear decommissioning trust fund sales	125,600	123,546
Investment in nuclear decommissioning trust funds	(144,768)	(143,091)
Changes in money pool receivable - net	(33,039)	(168)
Insurance proceeds	5,305	—
Changes in other investments - net	—	(544)
Net cash flow used in investing activities	(900,210)	(859,906)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	532,219	1,128,580
Retirement of long-term debt	(101,789)	(559,839)
Changes in credit borrowings - net	30,696	(888)
Distributions paid:
Common equity	(91,250)	(105,500)
Other	(1,988)	(3,100)
Net cash flow provided by financing activities	367,888	459,253

Net increase in cash and cash equivalents	1,433	39,703
Cash and cash equivalents at beginning of period	213,850	35,102
Cash and cash equivalents at end of period	$215,283	$74,805

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$134,513	$196,514
Income taxes	($116,937)	$62,676

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$3,419	$49,972
Temporary cash investments	211,864	163,878
Total cash and cash equivalents	215,283	213,850
Accounts receivable:
Customer	222,291	213,517
Allowance for doubtful accounts	(7,459)	(6,277)
Associated companies	173,665	155,794
Other	44,855	54,186
Accrued unbilled revenues	170,863	159,176
Total accounts receivable	604,215	576,396
Deferred fuel costs	25,902	—
Fuel inventory	46,204	50,738
Materials and supplies - at average cost	289,985	294,421
Deferred nuclear refueling outage costs	94,772	22,535
Prepaid taxes	57,418	110,104
Prepayments and other	59,527	41,687
TOTAL	1,393,306	1,309,731

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,220,699	1,140,707
Storm reserve escrow account	283,451	291,485
Non-utility property - at cost (less accumulated depreciation)	231,512	217,494
Other	24,481	28,844
TOTAL	3,150,730	3,069,117

UTILITY PLANT
Electric	19,117,749	18,827,532
Natural gas	178,932	172,816
Construction work in progress	919,336	670,201
Nuclear fuel	361,502	249,807
TOTAL UTILITY PLANT	20,577,519	19,920,356
Less - accumulated depreciation and amortization	8,530,511	8,420,596
UTILITY PLANT - NET	12,047,008	11,499,760

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	475,836	470,480
Other regulatory assets (includes securitization property of $83,050 as of June 30, 2017 and $92,951 as of December 31, 2016)	1,122,991	1,168,058
Deferred fuel costs	168,122	168,122
Other	20,420	16,003
TOTAL	1,787,369	1,822,663

TOTAL ASSETS	$18,378,413	$17,701,271

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$517,706	$200,198
Short-term borrowings	34,490	3,794
Accounts payable:
Associated companies	75,909	82,106
Other	334,472	358,741
Customer deposits	146,633	148,601
Interest accrued	72,715	75,598
Deferred fuel costs	—	48,211
Other	101,702	80,013
TOTAL	1,283,627	997,262

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,910,546	2,691,118
Accumulated deferred investment tax credits	124,306	126,741
Other regulatory liabilities	816,681	880,974
Decommissioning	1,111,194	1,082,685
Accumulated provisions	304,664	310,772
Pension and other postretirement liabilities	741,841	780,278
Long-term debt (includes securitization bonds of $89,364 as of June 30, 2017 and $99,217 as of December 31, 2016)	5,728,309	5,612,593
Other	148,536	137,039
TOTAL	11,886,077	11,622,200

Commitments and Contingencies

EQUITY
Member's equity	5,257,831	5,130,251
Accumulated other comprehensive loss	(49,122)	(48,442)
TOTAL	5,208,709	5,081,809

TOTAL LIABILITIES AND EQUITY	$18,378,413	$17,701,271

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2015	$4,793,724	($56,412)	$4,737,312

Net income	364,931	—	364,931
Other comprehensive loss	—	(493)	(493)
Distributions declared on common equity	(105,500)	—	(105,500)
Other	(15)	—	(15)

Balance at June 30, 2016	$5,053,140	($56,905)	$4,996,235

Balance at December 31, 2016	$5,130,251	($48,442)	$5,081,809

Net income	218,857	—	218,857
Other comprehensive loss	—	(680)	(680)
Distributions declared on common equity	(91,250)	—	(91,250)
Other	(27)	—	(27)

Balance at June 30, 2017	$5,257,831	($49,122)	$5,208,709

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$279	$246	$33	13
Commercial	236	212	24	11
Industrial	394	319	75	24
Governmental	17	16	1	6
Total retail	926	793	133	17
Sales for resale:
Associated companies	73	105	(32)	(30)
Non-associated companies	16	18	(2)	(11)
Other	57	74	(17)	(23)
Total	$1,072	$990	$82	8

Billed Electric Energy Sales (GWh):
Residential	3,001	2,919	82	3
Commercial	2,729	2,693	36	1
Industrial	7,684	7,294	390	5
Governmental	194	195	(1)	(1)
Total retail	13,608	13,101	507	4
Sales for resale:
Associated companies	1,241	2,175	(934)	(43)
Non-associated companies	369	698	(329)	(47)
Total	15,218	15,974	(756)	(5)

	Six Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$500	$500	$—	—
Commercial	431	421	10	2
Industrial	719	645	74	11
Governmental	32	32	—	—
Total retail	1,682	1,598	84	5
Sales for resale:
Associated companies	135	194	(59)	(30)
Non-associated companies	30	24	6	25
Other	89	110	(21)	(19)
Total	$1,936	$1,926	$10	1

Billed Electric Energy Sales (GWh):
Residential	5,853	5,973	(120)	(2)
Commercial	5,269	5,259	10	—
Industrial	14,645	14,317	328	2
Governmental	387	394	(7)	(2)
Total retail	26,154	25,943	211	1
Sales for resale:
Associated companies	2,235	3,744	(1,509)	(40)
Non-associated companies	664	986	(322)	(33)
Total	29,053	30,673	(1,620)	(5)

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2017 Compared to Second Quarter 2016

Net income decreased $3.9 million primarily due to higher taxes other than income taxes, lower net revenue, and a higher effective income tax rate, partially offset by lower interest expense.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net income decreased $3.9 million primarily due to higher taxes other than income taxes, higher depreciation and amortization expenses, higher other operation and maintenance expenses, and a higher effective income tax rate, partially offset by lower interest expense.

Net Revenue

Second Quarter 2017 Compared to Second Quarter 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the second quarter 2017 to the second quarter 2016:

Amount
(In Millions)
2016 net revenue	$176.8
Volume/weather	(8.0)
Retail electric price	4.9
Other	0.5
2017 net revenue	$174.2

The volume/weather variance is primarily due to decreased usage during the unbilled sales period, including the effect of weather. This decrease was partially offset by an increase of 96 GWh, or 3%, in billed electricity usage, including the effect of more favorable weather on residential sales and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in usage by the mid to small industrial sector, expansion projects in the pulp and paper industry, and new customers in the wood products industry.

The retail electric price variance is primarily due to a $19.4 million net annual increase in rates, as approved by the MPSC, effective with the first billing cycle of July 2016.  See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2017 to the six months ended June 30, 2016:

Amount
(In Millions)
2016 net revenue	$326.4
Retail electric price	11.2
Volume/weather	(10.3)
Other	1.0
2017 net revenue	$328.3

The retail electric price variance is primarily due to a $19.4 million net annual increase in rates, as approved by the MPSC, effective with the first billing cycle of July 2016.  See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan.

The volume/weather variance is primarily due to decreased usage during the billed and unbilled sales periods, including the effect of weather, primarily in the residential and commercial sectors, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to an increase in usage by the mid to small industrial sector, expansion projects in the pulp and paper industry, and new customers in the wood products industry.

Other Income Statement Variances

Second Quarter 2017 Compared to Second Quarter 2016

Other operation and maintenance expenses decreased primarily due to a decrease of $1.7 million in storm damage provisions and a decrease of $1.6 million in loss provisions. The decrease was partially offset by an increase of $2 million in fossil-fueled generation expenses primarily due to a higher scope of work done in 2017 as compared to the same period in 2016. See Note 2 to the financial statements in the Form 10-K for a discussion on storm cost recovery.

Taxes other than income taxes increased primarily due to the MPSC’s June 2016 approval of a revised ad valorem tax rider allowing Entergy Mississippi to recover the difference in 2016 ad valorem tax expense and the amount approved in base rates in the 2016 formula rate plan order. See Note 2 in the Form 10-K for further discussion of the ad valorem tax rider.

Interest expense decreased primarily due to the refinancing at lower interest rates of certain first mortgage bonds in 2016 and the retirement, at maturity, of $125 million of 3.25% Series first mortgage bonds in June 2016. See Note 5 to the financial statements in the Form 10-K for details of long-term debt.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Other operation and maintenance expenses increased primarily due to an increase of $2.5 million in fossil-fueled generation expenses primarily due to a higher scope of work done in 2017 as compared to the same period in 2016 and an increase of $1.9 million in energy efficiency costs. The increase was partially offset by a decrease of $1.7 million in storm damage provisions. See Note 2 to the financial statements in the Form 10-K for a discussion on storm cost recovery.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to the MPSC’s June 2016 approval of a revised ad valorem tax rider allowing Entergy Mississippi to recover the difference in 2016 ad valorem tax expense and the amount approved in base rates in the 2016 formula rate plan order. See Note 2 in the Form 10-K for further discussion of the ad valorem tax rider.

Depreciation and amortization expenses increased primarily due to additions to plants in service.

Interest expense decreased primarily due to the refinancing at lower interest rates of certain first mortgage bonds in 2016 and the retirement, at maturity, of $125 million of 3.25% Series first mortgage bonds in June 2016. See Note 5 to the financial statements in the Form 10-K for details of long-term debt.

Income Taxes

The effective income tax rate was 37.6% for the second quarter 2017. The difference in the effective income tax rate for the second quarter 2017 versus the federal statutory rate of 35% was primarily due to state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 39.0% for the six months ended June 30, 2017. The difference in the effective income tax rate for the six months ended June 30, 2017 versus the federal statutory rate of 35% was primarily due to state income taxes and a write-off of a stock-based compensation deferred tax asset, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 32.7% for the second quarter 2016. The difference in the effective income tax rate for the second quarter 2016 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items, partially offset by state income taxes.

The effective income tax rate was 35.2% for the six months ended June 30, 2016. The difference in the effective income tax rate for the six months ended June 30, 2016 versus the federal statutory rate of 35% was primarily due to state income taxes, partially offset by certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$76,834	$145,605

Cash flow provided by (used in):
Operating activities	53,839	77,063
Investing activities	(185,687)	(128,241)
Financing activities	55,736	14,126
Net decrease in cash and cash equivalents	(76,112)	(37,052)

Cash and cash equivalents at end of period	$722	$108,553

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $23.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the timing of payments to vendors and the timing of recovery of fuel and purchased power costs in 2017 as compared to the same period in 2016. The decrease was partially offset by an increase of $11.5 million in income tax refunds in 2017 as compared to the same period in 2016. Entergy Mississippi received state income tax refunds of $15.1 million in 2017 and $3.6 million in 2016 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2017 resulted from the carryback of net operating losses.

Investing Activities

Net cash flow used in investing activities increased $57.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to:

•	an increase of $41.5 million in transmission construction expenditures primarily due to a higher scope of work performed in 2017 as compared to the same period in 2016;

•	an increase of $10.4 million in distribution construction expenditures primarily due to a higher scope of non-storm related work performed in 2017 as compared to the same period in 2016; and

•	an increase of $7.4 million in storm spending in 2017.

Financing Activities

Net cash flow provided by financing activities increased $41.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to money pool activity and $24 million in common stock dividends paid in 2016, partially offset by the net issuance of $39.5 million of long-term debt in 2016. The decrease in dividends paid was primarily because of lower operating cash flow and higher capital expenditures, each discussed above. See Note 5 to the financial statements in the Form 10-K for details of long-term debt.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $56.3 million for the six months ended June 30, 2017. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2017	December 31, 2016
Debt to capital	49.2%	50.2%
Effect of subtracting cash	—%	(1.8%)
Net debt to net capital	49.2%	48.4%

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

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
(In Thousands)
($56,299)	$10,595	$13,514	$25,930

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire in May 2018. No borrowings were outstanding under the credit facilities as of June 30, 2017.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2017, a $7.8 million letter of credit was outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of the formula rate plan and fuel and purchased power cost recovery. The following are updates to that discussion.

Formula Rate Plan

In March 2017, Entergy Mississippi submitted its formula rate plan 2017 test year filing and 2016 look-back filing showing Entergy Mississippi’s earned return for the historical 2016 calendar year and projected earned return for the 2017 calendar year to be within the formula rate plan bandwidth, resulting in no change in rates. In June 2017, Entergy Mississippi and the Mississippi Public Utilities Staff entered into a stipulation that confirmed that Entergy Mississippi’s earned returns for both the 2016 look-back filing and 2017 test year were within the respective formula rate plan bandwidths. In June 2017 the MPSC approved the stipulation, which resulted in no change in rates.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in November 2016, Entergy Mississippi filed an application seeking a finding from the MPSC that Entergy Mississippi’s deployment of advanced metering infrastructure is in the public interest. In May 2017 the Mississippi Public Utilities Staff and Entergy Mississippi entered into and filed a joint stipulation supporting Entergy Mississippi’s filing, and the MPSC issued an order approving the filing without any material changes, finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. The MPSC order also confirmed that Entergy Mississippi shall continue to include in rate base the remaining book value of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates.

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power. The defendants have

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

denied the allegations. In June 2017 the District Court issued a case management order setting a trial date in November 2018. Discovery is currently in progress.

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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy Mississippi’s accounting for utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$291,212	$248,138	$549,655	$511,184

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	46,048	(34)	85,188	61,346
Purchased power	75,253	74,361	146,323	129,744
Other operation and maintenance	59,535	60,381	114,708	111,654
Taxes other than income taxes	23,978	20,487	47,950	43,984
Depreciation and amortization	35,442	34,010	70,759	67,308
Other regulatory credits - net	(4,306)	(2,957)	(10,143)	(6,315)
TOTAL	235,950	186,248	454,785	407,721

OPERATING INCOME	55,262	61,890	94,870	103,463

OTHER INCOME
Allowance for equity funds used during construction	2,332	1,345	4,175	2,631
Interest and investment income	7	240	33	361
Miscellaneous - net	(553)	(1,050)	(978)	(1,755)
TOTAL	1,786	535	3,230	1,237

INTEREST EXPENSE
Interest expense	12,568	15,258	25,240	30,000
Allowance for borrowed funds used during construction	(913)	(691)	(1,633)	(1,358)
TOTAL	11,655	14,567	23,607	28,642

INCOME BEFORE INCOME TAXES	45,393	47,858	74,493	76,058

Income taxes	17,090	15,664	29,032	26,746

NET INCOME	28,303	32,194	45,461	49,312

Preferred dividend requirements and other	239	707	477	1,414

EARNINGS APPLICABLE TO COMMON STOCK	$28,064	$31,487	$44,984	$47,898

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$45,461	$49,312
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	70,759	67,308
Deferred income taxes, investment tax credits, and non-current taxes accrued	31,740	21,934
Changes in assets and liabilities:
Receivables	(7,952)	(24,273)
Fuel inventory	6,312	(5,040)
Accounts payable	(1,398)	21,359
Taxes accrued	(21,361)	(20,417)
Interest accrued	40	(584)
Deferred fuel costs	(13,622)	108
Other working capital accounts	(1,473)	(8,266)
Provisions for estimated losses	(6,699)	(188)
Other regulatory assets	(26,958)	(1,913)
Pension and other postretirement liabilities	(10,692)	(10,922)
Other assets and liabilities	(10,318)	(11,355)
Net cash flow provided by operating activities	53,839	77,063

INVESTING ACTIVITIES
Construction expenditures	(199,873)	(143,171)
Allowance for equity funds used during construction	4,175	2,631
Changes in money pool receivable - net	10,595	12,416
Other	(584)	(117)
Net cash flow used in investing activities	(185,687)	(128,241)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	371,940
Retirement of long-term debt	—	(332,400)
Change in money pool payable - net	56,299	—
Dividends paid:
Common stock	—	(24,000)
Preferred stock	(477)	(1,414)
Other	(86)	—
Net cash flow provided by financing activities	55,736	14,126

Net decrease in cash and cash equivalents	(76,112)	(37,052)
Cash and cash equivalents at beginning of period	76,834	145,605
Cash and cash equivalents at end of period	$722	$108,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$24,021	$29,157
Income taxes	($15,087)	($3,561)

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$715	$16
Temporary cash investments	7	76,818
Total cash and cash equivalents	722	76,834
Accounts receivable:
Customer	57,539	51,218
Allowance for doubtful accounts	(540)	(549)
Associated companies	34,939	45,973
Other	8,223	12,006
Accrued unbilled revenues	57,170	51,327
Total accounts receivable	157,331	159,975
Deferred fuel costs	20,579	6,957
Fuel inventory - at average cost	44,560	50,872
Materials and supplies - at average cost	42,065	41,146
Prepayments and other	15,742	8,873
TOTAL	280,999	344,657

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,600	4,608
Escrow accounts	31,875	31,783
TOTAL	36,475	36,391

UTILITY PLANT
Electric	4,409,179	4,321,214
Property under capital lease	873	1,590
Construction work in progress	176,623	118,182
TOTAL UTILITY PLANT	4,586,675	4,440,986
Less - accumulated depreciation and amortization	1,626,005	1,602,711
UTILITY PLANT - NET	2,960,670	2,838,275

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	39,337	38,284
Other regulatory assets	368,118	342,213
Other	3,549	2,320
TOTAL	411,004	382,817

TOTAL ASSETS	$3,689,148	$3,602,140

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$99,489	$43,647
Other	73,037	80,227
Customer deposits	83,928	84,112
Taxes accrued	42,679	64,040
Interest accrued	21,693	21,653
Other	15,465	9,554
TOTAL	336,291	303,233

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	892,081	861,331
Accumulated deferred investment tax credits	8,587	8,667
Asset retirement cost liabilities	8,967	8,722
Accumulated provisions	47,741	54,440
Pension and other postretirement liabilities	98,865	109,551
Long-term debt	1,121,356	1,120,916
Other	15,104	20,108
TOTAL	2,192,701	2,183,735

Commitments and Contingencies

Preferred stock without sinking fund	20,381	20,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2017 and 2016	199,326	199,326
Capital stock expense and other	167	167
Retained earnings	940,282	895,298
TOTAL	1,139,775	1,094,791

TOTAL LIABILITIES AND EQUITY	$3,689,148	$3,602,140

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$199,326	($690)	$813,414	$1,012,050

Net income	—	—	49,312	49,312
Common stock dividends	—	—	(24,000)	(24,000)
Preferred stock dividends	—	—	(1,414)	(1,414)

Balance at June 30, 2016	$199,326	($690)	$837,312	$1,035,948

Balance at December 31, 2016	$199,326	$167	$895,298	$1,094,791

Net income	—	—	45,461	45,461
Preferred stock dividends	—	—	(477)	(477)

Balance at June 30, 2017	$199,326	$167	$940,282	$1,139,775

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$111	$88	$23	26
Commercial	101	81	20	25
Industrial	38	29	9	31
Governmental	10	9	1	11
Total retail	260	207	53	26
Sales for resale:
Non-associated companies	7	5	2	40
Other	24	36	(12)	(33)
Total	$291	$248	$43	17

Billed Electric Energy Sales (GWh):
Residential	1,135	1,085	50	5
Commercial	1,142	1,126	16	1
Industrial	618	587	31	5
Governmental	101	102	(1)	(1)
Total retail	2,996	2,900	96	3
Sales for resale:
Non-associated companies	312	243	69	28
Total	3,308	3,143	165	5

	Six Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$222	$204	$18	9
Commercial	193	173	20	12
Industrial	74	63	11	17
Governmental	19	19	—	—
Total retail	508	459	49	11
Sales for resale:
Non-associated companies	12	10	2	20
Other	30	42	(12)	(29)
Total	$550	$511	$39	8

Billed Electric Energy Sales (GWh):
Residential	2,325	2,370	(45)	(2)
Commercial	2,204	2,205	(1)	—
Industrial	1,204	1,136	68	6
Governmental	199	200	(1)	(1)
Total retail	5,932	5,911	21	—
Sales for resale:
Non-associated companies	493	375	118	31
Total	6,425	6,286	139	2

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2017 Compared to Second Quarter 2016

Net income increased $3 million primarily due to lower other operation and maintenance expenses and a lower effective income tax rate, partially offset by higher taxes other than income taxes.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net income increased $2.9 million primarily due to lower other operation and maintenance expenses and a lower effective income tax rate, partially offset by higher taxes other than income taxes.

Net Revenue

Second Quarter 2017 Compared to Second Quarter 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the second quarter 2017 to the second quarter 2016:

Amount
(In Millions)
2016 net revenue	$80.4
Retail electric price	(2.3)
Other	1.2
2017 net revenue	$79.3

The retail electric price variance is primarily due to a decrease in the purchased power and capacity acquisition cost recovery rider primarily due to credits to customers as part of the Entergy New Orleans internal restructuring agreement in principle, effective with the first billing cycle of June 2017. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the credits associated with Entergy New Orleans’s internal restructuring.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the six months ended June 30, 2017 to the six months ended June 30, 2016:

Amount
(In Millions)
2016 net revenue	$148.4
Retail electric price	3.0
Volume/weather	(3.1)
Other	1.2
2017 net revenue	$149.5

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in the purchased power and capacity acquisition cost recovery rider, as approved by the City Council, effective with the first billing cycle of March 2016, primarily related to the purchase of Power Block 1 of the Union Power Station in March 2016. The increase was partially offset by credits to customers as part of the Entergy New Orleans internal restructuring agreement in principle, effective with the first billing cycle of June 2017. See Note 2 to the financial statements in the Form 10-K for further discussion of the purchased power and capacity acquisition cost recovery rider and see Note 2 to the financial statements herein for further discussion of the credits associated with Entergy New Orleans’s internal restructuring.

The volume/weather variance is primarily due to decreased usage during the unbilled sales period, including the effect of weather, and a decrease of 27 GWh, or 1%, in billed electricity usage, primarily in the residential sector.

Other Income Statement Variances

Second Quarter 2017 Compared to Second Quarter 2016

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $2.4 million in other loss provisions; and

•
a decrease of $2 million in fossil-fueled generation expenses primarily due to the deactivation of Michoud Units 2 and 3 effective May 2016 and asbestos loss provisions recorded in second quarter 2016.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher electric retail revenues in 2017 as compared to the same period in 2016 and an increase in ad valorem taxes resulting from higher assessments, including the assessment of Arkansas ad valorem taxes on the Union Power Station beginning in 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $2.8 million in fossil-fueled generation expenses primarily due to the deactivation of Michoud Units 2 and 3 effective May 2016 and asbestos loss provisions recorded in 2016, partially offset by an increase as a result of the purchase of Power Block 1 of the Union Power Station in March 2016; and

•	a decrease of $2 million in other loss provisions.

Taxes other than income taxes increased primarily due to an increase in local franchise taxes resulting from higher electric retail revenues in 2017 as compared to the same period in 2016 and an increase in ad valorem taxes resulting from higher assessments, including the assessment of Arkansas ad valorem taxes on the Union Power Station beginning in 2017, partially offset by higher capitalized taxes.

Income Taxes

The effective income tax rates were 35.8% for the second quarter 2017 and 36.1% for the six months ended June 30, 2017. The differences in the effective income tax rates for the second quarter 2017 and the six months ended June 30, 2017 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting.

The effective income tax rates were 44.5% for the second quarter 2016 and 41.2% for the six months ended June 30, 2016. The differences in the effective income tax rates for the second quarter 2016 and the six months ended June 30, 2016 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$103,068	$88,876

Cash flow provided by (used in):
Operating activities	36,750	39,268
Investing activities	(49,005)	(258,036)
Financing activities	(29,284)	154,510
Net decrease in cash and cash equivalents	(41,539)	(64,258)

Cash and cash equivalents at end of period	$61,529	$24,618

Operating Activities

Net cash flow provided by operating activities decreased $2.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the timing of payments to vendors and an increase in interest paid in 2017 as compared to 2016. The decrease was substantially offset by the timing of recovery of fuel and purchased power costs in 2017 as compared to the same period in 2016 and income tax payments of $2.5 million in 2016 primarily due to payments made for state tax liabilities.

Investing Activities

Net cash flow used in investing activities decreased $209 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the purchase of Power Block 1 of the Union Power Station for approximately $237 million in March 2016, partially offset by money pool activity and an increase of $7.7 million in storm spending in 2017. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $1.7 million in 2017 compared to decreasing $12.8 million in 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities used $29.3 million of cash for the six months ended June 30, 2017 compared to providing $154.5 million of cash for the six months ended June 30, 2016 primarily due to the following activity:

•	the issuance of $110 million of 5.50% Series first mortgage bonds in March 2016;

•
the issuance of $85 million of 4% Series first mortgage bonds in May 2016. Entergy New Orleans used the proceeds to pay, prior to maturity, its $33.271 million of 5.6% Series first mortgage bonds due September 2024 and to pay, prior to maturity, its $37.772 million of 5.65% Series first mortgage bonds due September 2029;

•
a $47.8 million capital contribution received from Entergy Corporation in March 2016 in anticipation of Entergy New Orleans’s purchase of Power Block 1 of the Union Power Station. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase; and

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•
$24.2 million in common stock dividends paid in 2017 as compared to $7 million in common stock dividends paid in 2016. There were no common stock dividends paid in first quarter 2016 in anticipation of the purchase of Power Block 1 of the Union Power Station in March 2016.

See Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2017	December 31, 2016
Debt to capital	49.8%	50.1%
Effect of excluding securitization bonds	(4.9%)	(5.2%)
Debt to capital, excluding securitization bonds (a)	44.9%	44.9%
Effect of subtracting cash	(4.6%)	(8.0%)
Net debt to net capital, excluding securitization bonds (a)	40.3%	36.9%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

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

Entergy New Orleans’s receivables from the money pool were as follows:

June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
(In Thousands)
$15,960	$14,215	$3,007	$15,794

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2018. The credit facility allows Entergy New Orleans to issue letters of credit against $10 million of the borrowing capacity of the facility. As of June 30, 2017, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2017, a $5.6 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which facility was deactivated effective May 31, 2016. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. The application included an updated cost estimate of $232 million for the 226 MW advanced combustion turbine. The cost estimate for the alternative 128 MW unit is $210 million. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans.  In July 2017 the Utility Committee of the City Council established a procedural schedule that provides for a hearing in December 2017 and the City Council’s decision in February 2018. The commercial operation date is dependent on the alternative selected by the City Council and the receipt of other permits and approvals.

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

As discussed in the Form 10-K, in February 2017, Entergy New Orleans filed a proposed implementation plan for the Energy Smart program from April 2017 through March 2020. As part of the proposal, Entergy New Orleans requested that the City Council identify its desired level of funding for the program during this time period and approve a cost recovery mechanism. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. The City Council ordered Entergy New Orleans to submit a supplemental and amended implementation plan for program years 8 and 9 of the Energy Smart program (January 2018 through December 2019) in October 2017. Following that filing, the City Council will determine a specific cost recovery mechanism for the program for both legacy and Algiers customers. The City Council will not permit Entergy New Orleans to recover lost contribution to fixed costs for program years 7, 8, or 9 of the Energy Smart program.

Internal Restructuring

As discussed in the Form 10-K, in July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy New Orleans to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. In May 2017 the City Council adopted a resolution approving the proposed internal restructuring pursuant to an agreement in principle with the City Council advisors and certain intervenors. Pursuant to the agreement in principle, Entergy New Orleans will credit retail customers $10 million in 2017, $1.4 million in the first quarter of the year after the transaction closes, and $117,500 each month in the second year after the transaction closes until such time as new base rates go into effect as a result of the anticipated 2018 base rate case. Entergy New Orleans began crediting retail customers in June 2017. Also pursuant to the agreement in principle, if FERC approval is received prior to December 31, 2018, Entergy New Orleans will provide additional credits to retail customers of $5 million in each of the years 2018, 2019, and 2020.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest. In April 2017, Entergy New Orleans received intervenor testimony that was generally supportive of AMI deployment. The City Council’s advisors filed testimony in May 2017 recommending the adoption of AMI subject to certain modifications, including the denial of Entergy New Orleans’s proposed customer charge as a cost recovery mechanism. In June 2017 the procedural schedule was suspended to allow for settlement discussions. A settlement status conference is scheduled for August 2017.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for further discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in Entergy New Orleans’s accounting for utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$157,455	$149,101	$299,800	$271,542
Natural gas	18,767	15,819	45,411	42,718
TOTAL	176,222	164,920	345,211	314,260

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	22,961	12,554	53,036	23,475
Purchased power	73,105	70,583	141,464	139,108
Other operation and maintenance	25,296	28,659	47,808	51,501
Taxes other than income taxes	13,416	10,925	26,262	22,437
Depreciation and amortization	13,020	13,908	26,070	25,672
Other regulatory charges - net	818	1,378	1,203	3,274
TOTAL	148,616	138,007	295,843	265,467

OPERATING INCOME	27,606	26,913	49,368	48,793

OTHER INCOME
Allowance for equity funds used during construction	552	143	1,002	456
Interest and investment income	164	30	299	99
Miscellaneous - net	40	192	138	(53)
TOTAL	756	365	1,439	502

INTEREST EXPENSE
Interest expense	5,356	5,984	10,699	10,357
Allowance for borrowed funds used during construction	(193)	(49)	(351)	(175)
TOTAL	5,163	5,935	10,348	10,182

INCOME BEFORE INCOME TAXES	23,199	21,343	40,459	39,113

Income taxes	8,317	9,500	14,599	16,103

NET INCOME	14,882	11,843	25,860	23,010

Preferred dividend requirements and other	241	241	482	482

EARNINGS APPLICABLE TO COMMON STOCK	$14,641	$11,602	$25,378	$22,528

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$25,860	$23,010
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	26,070	25,672
Deferred income taxes, investment tax credits, and non-current taxes accrued	14,764	(2,665)
Changes in assets and liabilities:
Receivables	(5,979)	(16,285)
Fuel inventory	(465)	1,822
Accounts payable	(8,761)	6,362
Prepaid taxes and taxes accrued	38	36,982
Interest accrued	(469)	255
Deferred fuel costs	2,087	(13,664)
Other working capital accounts	(11,774)	(7,310)
Provisions for estimated losses	(1,794)	1,804
Other regulatory assets	2,719	5,799
Pension and other postretirement liabilities	(8,049)	(8,245)
Other assets and liabilities	2,503	(14,269)
Net cash flow provided by operating activities	36,750	39,268

INVESTING ACTIVITIES
Construction expenditures	(48,683)	(37,345)
Allowance for equity funds used during construction	1,002	456
Payment for purchase of plant	—	(236,978)
Investment in affiliates	—	(38)
Changes in money pool receivable - net	(1,745)	12,787
Receipts from storm reserve escrow account	—	3
Payments to storm reserve escrow account	(235)	(206)
Changes in securitization account	656	3,285
Net cash flow used in investing activities	(49,005)	(258,036)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	190,672
Retirement of long-term debt	(5,114)	(77,094)
Capital contribution from parent	—	47,750
Dividends paid:
Common stock	(24,150)	(7,000)
Preferred stock	(482)	(482)
Other	462	664
Net cash flow provided by (used in) financing activities	(29,284)	154,510

Net decrease in cash and cash equivalents	(41,539)	(64,258)
Cash and cash equivalents at beginning of period	103,068	88,876
Cash and cash equivalents at end of period	$61,529	$24,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$10,637	$9,435
Income taxes	$—	$2,500

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$862	$28
Temporary cash investments	60,667	103,040
Total cash and cash equivalents	61,529	103,068
Securitization recovery trust account	1,082	1,738
Accounts receivable:
Customer	47,162	43,536
Allowance for doubtful accounts	(3,074)	(3,059)
Associated companies	18,045	16,811
Other	6,891	5,926
Accrued unbilled revenues	20,168	18,254
Total accounts receivable	89,192	81,468
Deferred fuel costs	2,731	4,818
Fuel inventory - at average cost	2,306	1,841
Materials and supplies - at average cost	10,494	8,416
Prepaid taxes	4,341	4,379
Prepayments and other	20,353	6,587
TOTAL	192,028	212,315

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	81,672	81,437
Other	4,787	7,160
TOTAL	87,475	89,613

UTILITY PLANT
Electric	1,262,714	1,258,934
Natural gas	247,742	240,408
Construction work in progress	38,314	24,975
TOTAL UTILITY PLANT	1,548,770	1,524,317
Less - accumulated depreciation and amortization	610,405	604,825
UTILITY PLANT - NET	938,365	919,492

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $77,936 as of June 30, 2017 and $82,272 as of December 31, 2016)	265,387	268,106
Other	1,522	963
TOTAL	270,989	273,149

TOTAL ASSETS	$1,488,857	$1,494,569

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Payable due to Entergy Louisiana	$2,104	$2,104
Accounts payable:
Associated companies	41,981	39,260
Other	23,206	35,920
Customer deposits	28,773	28,667
Interest accrued	4,974	5,443
Other	13,006	11,415
TOTAL CURRENT LIABILITIES	114,044	122,809

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	352,001	334,953
Accumulated deferred investment tax credits	559	622
Regulatory liability for income taxes - net	5,844	9,074
Asset retirement cost liabilities	2,974	2,875
Accumulated provisions	86,719	88,513
Pension and other postretirement liabilities	28,701	36,750
Long-term debt (includes securitization bonds of $79,784 as of June 30, 2017 and $84,776 as of December 31, 2016)	423,632	428,467
Long-term payable due to Entergy Louisiana	18,423	18,423
Gas system rebuild insurance proceeds	—	447
Other	8,006	4,910
TOTAL NON-CURRENT LIABILITIES	926,859	925,034

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2017 and 2016	33,744	33,744
Paid-in capital	171,544	171,544
Retained earnings	222,886	221,658
TOTAL	428,174	426,946

TOTAL LIABILITIES AND EQUITY	$1,488,857	$1,494,569

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$33,744	$123,794	$192,494	$350,032

Net income	—	—	23,010	23,010
Capital contribution from parent	—	47,750	—	47,750
Common stock dividends	—	—	(7,000)	(7,000)
Preferred stock dividends	—	—	(482)	(482)

Balance at June 30, 2016	$33,744	$171,544	$208,022	$413,310

Balance at December 31, 2016	$33,744	$171,544	$221,658	$426,946

Net income	—	—	25,860	25,860
Common stock dividends	—	—	(24,150)	(24,150)
Preferred stock dividends	—	—	(482)	(482)

Balance at June 30, 2017	$33,744	$171,544	$222,886	$428,174

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$56	$50	$6	12
Commercial	56	51	5	10
Industrial	9	8	1	13
Governmental	19	17	2	12
Total retail	140	126	14	11
Sales for resale:
Associated companies	—	12	(12)	(100)
Non-associated companies	9	1	8	800
Other	8	10	(2)	(20)
Total	$157	$149	$8	5

Billed Electric Energy Sales (GWh):
Residential	468	459	9	2
Commercial	541	538	3	1
Industrial	105	107	(2)	(2)
Governmental	188	190	(2)	(1)
Total retail	1,302	1,294	8	1
Sales for resale:
Associated companies	—	556	(556)	(100)
Non-associated companies	508	41	467	1,139
Total	1,810	1,891	(81)	(4)

	Six Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$109	$97	$12	12
Commercial	110	95	15	16
Industrial	17	15	2	13
Governmental	37	32	5	16
Total retail	273	239	34	14
Sales for resale:
Associated companies	—	19	(19)	(100)
Non associated companies	18	1	17	1,700
Other	9	13	(4)	(31)
Total	$300	$272	$28	10

Billed Electric Energy Sales (GWh):
Residential	924	958	(34)	(4)
Commercial	1,056	1,048	8	1
Industrial	203	208	(5)	(2)
Governmental	372	368	4	1
Total retail	2,555	2,582	(27)	(1)
Sales for resale:
Associated companies	—	798	(798)	(100)
Non-associated companies	1,015	55	960	1,745
Total	3,570	3,435	135	4

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Second Quarter 2017 Compared to Second Quarter 2016

Net income decreased $3 million primarily due to lower net revenue, higher depreciation and amortization expenses, and higher other operation and maintenance expenses, partially offset by a lower effective income tax rate.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net income decreased $6.7 million primarily due to higher depreciation and amortization expenses, higher other operation and maintenance expenses, and lower net revenue.

Net Revenue

Second Quarter 2017 Compared to Second Quarter 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the second quarter 2017 to the second quarter 2016:

Amount
(In Millions)
2016 net revenue	$157.0
Net wholesale revenue	(10.9)
Retail electric price	6.8
Other	0.1
2017 net revenue	$153.0

The net wholesale revenue variance is primarily due to lower net capacity revenues resulting from the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016.

The retail electric price variance is primarily due to the implementation of the transmission cost recovery factor rider in September 2016 and an increase in the transmission cost recovery factor rider rate in March 2017, as approved by the PUCT. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission cost recovery factor rider filings.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the six months ended June 30, 2017 to the six months ended June 30, 2016:

Amount
(In Millions)
2016 net revenue	$295.2
Net wholesale revenue	(20.9)
Volume/weather	9.1
Retail electric price	11.3
Other	(1.4)
2017 net revenue	$293.3

The net wholesale revenue variance is primarily due to lower net capacity revenues resulting from the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016.

The volume/weather variance is primarily due to an increase in usage during the unbilled sales period, including the effect of weather.

The retail electric price variance is primarily due to the implementation of the transmission cost recovery factor rider in September 2016 and an increase in the transmission cost recovery factor rider rate in March 2017, as approved by the PUCT. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission cost recovery factor rider filings.

Other Income Statement Variances

Second Quarter 2017 Compared to Second Quarter 2016

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2 million in transmission and distribution expenses due to higher vegetation maintenance costs;

•	an increase of $1.2 million in fossil-fueled generation expenses primarily due to a higher scope of work done during plant outages in 2017 compared to the same period in 2016; and

•	an increase of $0.7 million in energy efficiency costs.

The increase was partially offset by a $2 million decrease due to lower transmission equalization expenses, as allocated under the System Agreement, as compared to the same period in 2016 primarily as a result of Entergy Texas’s exit from the System Agreement in August 2016.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Other operation and maintenance expenses increased primarily due to:

•	an increase of $1.8 million in transmission and distribution expenses due to higher vegetation maintenance costs;

•	an increase of $1.4 million in customer service costs;

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $1.3 million in fossil-fueled generation expenses primarily due to a higher scope of work done during plant outages in 2017 as compared to the same period in 2016;

•	an increase of $1.2 million in information technology expenses including software maintenance costs and upgrade projects;

•	an increase of $0.9 million in compensation and benefits costs primarily due to a downward revision to estimated incentive compensation expense in first quarter 2016; and

•	an increase of $0.7 million in energy efficiency costs.

The increase was partially offset by a decrease of $4.5 million due to lower transmission equalization expenses, as allocated under the System Agreement, in 2017 as compared to the same period in 2016 primarily as a result of Entergy Texas’s exit from the System Agreement in August 2016.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rate was 26.2% for the second quarter 2017. The difference in the effective income tax rate for the second quarter 2017 versus the federal statutory rate of 35% was primarily due to the reversal of a portion of the provision for uncertain tax positions and book and tax differences related to the allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items.

The effective income tax rate was 33% for the six months ended June 30, 2017. The difference in the effective income tax rate for the six months ended June 30, 2017 versus the federal statutory rate of 35% was primarily due to the reversal of a portion of the provision for uncertain tax positions and book and tax differences related to the allowance for equity funds used during construction, partially offset by certain book and tax differences related to utility plant items and a write-off of a stock-based compensation deferred tax asset.

The effective income tax rates were 39.9% for the second quarter 2016 and 39.2% for the six months ended June 30, 2016. The differences in the effective income tax rates for the second quarter 2016 and for the six months ended June 30, 2016 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,181	$2,182

Cash flow provided by (used in):
Operating activities	132,397	172,175
Investing activities	(140,929)	(179,483)
Financing activities	3,416	61,063
Net increase (decrease) in cash and cash equivalents	(5,116)	53,755

Cash and cash equivalents at end of period	$1,065	$55,937

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Operating Activities

Net cash flow provided by operating activities decreased $39.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the timing of recovery of fuel and purchased power costs.

Investing Activities

Net cash flow used in investing activities decreased $38.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to:

•
a decrease of $49 million in transmission construction expenditures primarily due to a lower scope of work performed in 2017 as compared to the same period in 2016, partially offset by an increase in baseline work performed in 2017 as compared to the same period in 2016; and

•	money pool activity.

The decrease was partially offset by an increase of $16.2 million in fossil-fueled generation construction expenditures primarily due to a higher scope of work performed in 2017 as compared to the same period in 2016.

Decreases in Entergy Texas’s receivable from the money pool are a source of cash flow, and Entergy Texas’s receivable from the money pool decreased by $0.7 million for the six months ended June 30, 2017 compared to increasing by $7 million for the six months ended June 30, 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $57.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016, partially offset by money pool activity. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $39.2 million for the six months ended June 30, 2017 compared to decreasing by $22.1 million for the six months ended June 30, 2016.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table.

	June 30, 2017	December 31, 2016
Debt to capital	57.2%	58.5%
Effect of excluding the securitization bonds	(7.7%)	(8.3%)
Debt to capital, excluding securitization bonds (a)	49.5%	50.2%
Effect of subtracting cash	—%	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	49.5%	50.1%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

Net debt consists of debt less cash and cash equivalents.  Debt consists of long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Texas uses the debt to capital ratios excluding securitization bonds in analyzing its financial

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

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

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources” in the Form 10-K for a discussion of Entergy Texas’s uses and sources of capital. Following are updates to information provided in the Form 10-K.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
(In Thousands)
($39,222)	$681	$7,011	($22,068)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in August 2021.  The credit facility allows Entergy Texas to issue letters of credit against 50% of the borrowing capacity of the facility. As of June 30, 2017, there were no cash borrowings and $13.3 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of June 30, 2017, a $22.3 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Montgomery County Power Station

In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 MW combined-cycle generating unit in Montgomery County, Texas on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including estimated costs of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal process that showed no undue preference to any proposal. In June 2017, parties to the proceeding filed an unopposed stipulation and settlement agreement. The stipulation contemplates that Entergy Texas’s level of cost-recovery for generation construction costs for Montgomery County Power Station is capped at $831 million, subject to certain exclusions such as force majeure events. Also in June 2017, the administrative law judge issued a proposed order and remanded the proceeding to the PUCT for final decision. In July 2017 the PUCT approved the stipulation. Subject to the timely receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Retail Rates

In September 2016, Entergy Texas filed with the PUCT a request to amend its transmission cost recovery factor (TCRF) rider. The proposed amended TCRF rider is designed to collect approximately $29.5 million annually from Entergy Texas’s retail customers. This amount includes the approximately $10.5 million annually that Entergy Texas is currently authorized to collect through the TCRF rider. In September 2016 the PUCT suspended the effective date of the tariff change to March 2017. In December 2016, Entergy Texas and the PUCT reached a settlement agreeing to the amended TCRF annual revenue requirement of $29.5 million. The PUCT approved the settlement and issued a final order in March 2017. Entergy Texas implemented the amended TCRF rider beginning with bills covering usage on and after March 20, 2017.

In June 2017, Entergy Texas filed an application to amend its distribution cost recovery factor (DCRF) rider by increasing the total collection from $8.65 million to approximately $19 million. In July 2017, Entergy Texas, the PUCT, and the two other parties in the proceeding entered into an unopposed stipulation and settlement agreement resulting in an amended DCRF annual revenue requirement of $18.3 million, with the resulting rates effective for usage no later than October 1, 2017. PUCT action on the stipulation and settlement agreement remains pending.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. In December 2016, Entergy Texas entered into a stipulation and settlement agreement resulting in a $6 million disallowance not associated with any particular issue raised and a refund of the over-recovery balance of $21 million as of November 30, 2016, to most customers beginning April 2017 through June 2017. The fuel reconciliation settlement was approved by the PUCT in March 2017 and the refunds were made.

In June 2017, Entergy Texas filed an application for a fuel refund of approximately $30.7 million for the months of December 2016 through April 2017. For most customers, the refunds will flow through bills for the months of July 2017 through September 2017. Also in June 2017, the PUCT’s administrative law judge approved the refund on an interim basis. A final decision in this matter remains pending.

Advanced Metering Infrastructure (AMI) Filing

In its most recent regular session, the Texas legislature enacted legislation that extends statutory support for AMI deployment to Entergy Texas and directs that if Entergy Texas elects to deploy AMI, it shall do so as rapidly as practicable. In July 2017, Entergy Texas filed an application seeking an order from the PUCT approving Entergy Texas’s deployment of AMI. Entergy Texas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Texas’s modernized power grid. The filing identified a number of quantified and unquantified benefits, with Entergy Texas showing that its AMI deployment is expected to produce nominal net operational cost savings to customers of $33 million. Entergy Texas also sought to continue to include in rate base the remaining book value, approximately $41 million at December 31, 2016, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Texas proposed a seven-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Entergy Texas also proposed a surcharge tariff to recover the reasonable and necessary costs it has and will incur under the deployment plan for the full deployment of advanced meters. Further, Entergy Texas is seeking approval of fees that would be charged to customers who choose to opt out of receiving service through an advanced meter and instead receive electric service with a non-standard meter. Subject to approval by the PUCT, deployment of the communications network is expected to begin in 2018. Entergy Texas expects a decision from the PUCT by December 2017.

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

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for further discussion.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of utility regulatory accounting, unbilled revenue, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$378,488	$412,922	$742,415	$791,226

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	46,142	71,478	104,155	163,882
Purchased power	160,325	167,071	310,709	297,483
Other operation and maintenance	56,577	54,135	110,483	107,170
Taxes other than income taxes	19,251	18,285	38,695	36,595
Depreciation and amortization	29,373	26,495	57,484	52,114
Other regulatory charges - net	19,033	17,419	34,260	34,674
TOTAL	330,701	354,883	655,786	691,918

OPERATING INCOME	47,787	58,039	86,629	99,308

OTHER INCOME
Allowance for equity funds used during construction	1,632	2,270	2,913	4,702
Interest and investment income	211	268	412	468
Miscellaneous - net	(631)	(54)	(813)	(470)
TOTAL	1,212	2,484	2,512	4,700

INTEREST EXPENSE
Interest expense	21,427	21,976	43,235	43,577
Allowance for borrowed funds used during construction	(1,001)	(1,473)	(1,762)	(3,054)
TOTAL	20,426	20,503	41,473	40,523

INCOME BEFORE INCOME TAXES	28,573	40,020	47,668	63,485

Income taxes	7,472	15,962	15,713	24,865

NET INCOME	$21,101	$24,058	$31,955	$38,620

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$31,955	$38,620
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	57,484	52,114
Deferred income taxes, investment tax credits, and non-current taxes accrued	(16,766)	(40,175)
Changes in assets and liabilities:
Receivables	(15,969)	(37,832)
Fuel inventory	(4,813)	14,129
Accounts payable	24,900	17,883
Prepaid taxes and taxes accrued	23,064	51,640
Interest accrued	(471)	(2,719)
Deferred fuel costs	6,144	54,066
Other working capital accounts	4,132	2,774
Provisions for estimated losses	83	(2,126)
Other regulatory assets	45,306	43,378
Pension and other postretirement liabilities	(13,286)	(12,850)
Other assets and liabilities	(9,366)	(6,727)
Net cash flow provided by operating activities	132,397	172,175

INVESTING ACTIVITIES
Construction expenditures	(155,755)	(185,945)
Allowance for equity funds used during construction	2,992	4,761
Insurance proceeds received for property damages	2,431	—
Changes in money pool receivable - net	681	(7,011)
Changes in securitization account	8,722	8,712
Net cash flow used in investing activities	(140,929)	(179,483)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	123,605
Retirement of long-term debt	(38,134)	(36,659)
Change in money pool payable - net	39,222	(22,068)
Other	2,328	(3,815)
Net cash flow provided by financing activities	3,416	61,063

Net increase (decrease) in cash and cash equivalents	(5,116)	53,755
Cash and cash equivalents at beginning of period	6,181	2,182
Cash and cash equivalents at end of period	$1,065	$55,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$42,430	$45,056
Income taxes	($1,446)	$3,443

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,036	$1,216
Temporary cash investments	29	4,965
Total cash and cash equivalents	1,065	6,181
Securitization recovery trust account	28,729	37,451
Accounts receivable:
Customer	70,008	71,803
Allowance for doubtful accounts	(791)	(828)
Associated companies	40,867	39,447
Other	13,121	14,756
Accrued unbilled revenues	56,988	39,727
Total accounts receivable	180,193	164,905
Fuel inventory - at average cost	41,990	37,177
Materials and supplies - at average cost	38,807	36,631
Prepayments and other	14,585	18,599
TOTAL	305,369	300,944

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	573	600
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,018	18,801
TOTAL	19,967	19,777

UTILITY PLANT
Electric	4,367,085	4,274,069
Construction work in progress	135,733	111,227
TOTAL UTILITY PLANT	4,502,818	4,385,296
Less - accumulated depreciation and amortization	1,542,664	1,526,057
UTILITY PLANT - NET	2,960,154	2,859,239

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	105,086	105,816
Other regulatory assets (includes securitization property of $353,726 as of June 30, 2017 and $384,609 as of December 31, 2016)	695,580	740,156
Other	8,674	7,149
TOTAL	809,340	853,121

TOTAL ASSETS	$4,094,830	$4,033,081

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$86,811	$47,867
Other	108,341	77,342
Customer deposits	44,329	44,419
Taxes accrued	38,415	15,351
Interest accrued	25,506	25,977
Deferred fuel costs	60,687	54,543
Other	11,753	9,388
TOTAL	375,842	274,887

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,008,466	1,027,647
Accumulated deferred investment tax credits	12,459	12,934
Other regulatory liabilities	5,574	8,502
Asset retirement cost liabilities	6,650	6,470
Accumulated provisions	7,667	7,584
Pension and other postretirement liabilities	54,043	67,313
Long-term debt (includes securitization bonds of $391,212 as of June 30, 2017 and $429,043 as of December 31, 2016)	1,471,091	1,508,407
Other	52,089	50,343
TOTAL	2,618,039	2,689,200

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2017 and 2016	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	569,503	537,548
TOTAL	1,100,949	1,068,994

TOTAL LIABILITIES AND EQUITY	$4,094,830	$4,033,081

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$49,452	$481,994	$430,010	$961,456

Net income	—	—	38,620	38,620

Balance at June 30, 2016	$49,452	$481,994	$468,630	$1,000,076

Balance at December 31, 2016	$49,452	$481,994	$537,548	$1,068,994

Net income	—	—	31,955	31,955

Balance at June 30, 2017	$49,452	$481,994	$569,503	$1,100,949

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$143	$130	$13	10
Commercial	91	85	6	7
Industrial	95	94	1	1
Governmental	6	6	—	—
Total retail	335	315	20	6
Sales for resale:
Associated companies	16	64	(48)	(75)
Non-associated companies	9	12	(3)	(25)
Other	18	22	(4)	(18)
Total	$378	$413	($35)	(8)

Billed Electric Energy Sales (GWh):
Residential	1,274	1,209	65	5
Commercial	1,102	1,070	32	3
Industrial	1,973	1,938	35	2
Governmental	69	68	1	1
Total retail	4,418	4,285	133	3
Sales for resale:
Associated companies	425	1,683	(1,258)	(75)
Non-associated companies	271	345	(74)	(21)
Total	5,114	6,313	(1,199)	(19)

	Six Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$280	$265	$15	6
Commercial	181	169	12	7
Industrial	195	188	7	4
Governmental	12	12	—	—
Total retail	668	634	34	5
Sales for resale:
Associated companies	29	117	(88)	(75)
Non-associated companies	14	18	(4)	(22)
Other	31	22	9	41
Total	$742	$791	($49)	(6)

Billed Electric Energy Sales (GWh):
Residential	2,487	2,484	3	—
Commercial	2,108	2,087	21	1
Industrial	3,763	3,745	18	—
Governmental	132	138	(6)	(4)
Total retail	8,490	8,454	36	—
Sales for resale:
Associated companies	763	3,105	(2,342)	(75)
Non-associated companies	348	494	(146)	(30)
Total	9,601	12,053	(2,452)	(20)

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

Second Quarter 2017 Compared to Second Quarter 2016

Net income decreased $5.7 million primarily due to a higher effective income tax rate in 2017 and provisions against revenue being recorded in 2017 in connection with the complaint against System Energy’s return on equity. See Note 2 to the financial statements herein and “Federal Regulation - Complaint Against System Energy” below for further discussion of the complaint against System Energy.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net income decreased $11.4 million primarily due to a higher effective income tax rate in 2017 and provisions against revenue being recorded in 2017 in connection with the complaint against System Energy’s return on equity. See Note 2 to the financial statements herein and “Federal Regulation - Complaint Against System Energy” below for further discussion of the complaint against System Energy.

Liquidity and Capital Resources

Cash Flow

Cash flows for the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$245,863	$230,661

Cash flow provided by (used in):
Operating activities	171,460	137,292
Investing activities	(65,983)	(167,749)
Financing activities	(13,740)	(61,410)
Net increase (decrease) in cash and cash equivalents	91,737	(91,867)

Cash and cash equivalents at end of period	$337,600	$138,794

Operating Activities

Net cash flow provided by operating activities increased $34.2 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a decrease in spending of $33.8 million on nuclear refueling outages in 2017 as compared to the same period in 2016.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $101.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
a decrease of $28.1 million in nuclear construction expenditures primarily as a result of a higher scope of work performed in 2016 on Grand Gulf outage projects and lower spending in 2017 on compliance with NRC post-Fukushima requirements.

The decrease was partially offset by money pool activity.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $54.9 million for the six months ended June 30, 2017 compared to decreasing by $22.2 million for the six months ended June 30, 2016.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities decreased $47.7 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to:

•	common stock dividends and distributions of $139 million in 2016 in order to maintain the targeted capital structure; and

•	the partial repayment caused by System Energy in May 2016 of $22 million of 5.875% pollution control revenue bonds due 2022 issued on behalf of System Energy.

The decrease was partially offset by:

•	a decrease in net borrowings of $63.3 million on the nuclear fuel company variable interest entity’s credit facility in 2017 compared to the same period in 2016; and

•	the payment in February 2017, at maturity, of $50 million of the System Energy nuclear fuel company variable interest entity’s 4.02% Series H notes.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio is primarily due to an increase in retained earnings.

	June 30, 2017	December 31, 2016
Debt to capital	43.7%	45.5%
Effect of subtracting cash	(18.2%)	(12.0%)
Net debt to net capital	25.5%	33.5%

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

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

System Energy’s receivables from the money pool were as follows:

June 30, 2017	December 31, 2016	June 30, 2016	December 31, 2015
(In Thousands)
$88,669	$33,809	$17,718	$39,926

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in May 2019. As of June 30, 2017, $53.2 million in letters of credit to support a like amount of commercial paper issued and $50 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

Complaint Against System Energy

In January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%. The complaint alleges that the return on equity is unjust and unreasonable because current capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017, as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. Action by the FERC is pending.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Unit Power Sales Agreement

In August 2017, System Energy submitted to the FERC proposed amendments to the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. The filing proposes limited amendments to the Unit Power Sales Agreement to adopt (1) updated rates for use in calculating Grand Gulf plant depreciation and amortization expenses and (2) updated nuclear decommissioning cost annual revenue requirements, both of which are recovered through the Unit Power Sales Agreement rate formula. The proposed amendments would result in lower charges to the Utility operating companies that buy capacity and energy from System Energy under the Unit Power Sales Agreement. The proposed changes are based on updated depreciation and nuclear decommissioning studies that take into account the renewal of Grand Gulf’s operating license for a term through November 1, 2044. System Energy requested that the FERC accept the amendments effective October 1, 2017. Action by the FERC is pending.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of nuclear matters.

Environmental Risks

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Environmental Risks” in the Form 10-K for a discussion of environmental risks.

Critical Accounting Estimates

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” in the Form 10-K for a discussion of the estimates and judgments necessary in System Energy’s accounting for nuclear decommissioning costs, utility regulatory accounting, impairment of long-lived assets and trust fund investments, taxation and uncertain tax positions, qualified pension and other postretirement benefits, and other contingencies.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$164,956	$151,323	$319,743	$289,016

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	21,660	20,394	36,994	33,822
Nuclear refueling outage expenses	4,387	4,905	9,160	9,489
Other operation and maintenance	54,310	35,766	102,711	67,926
Decommissioning	13,452	12,593	26,684	24,980
Taxes other than income taxes	6,664	6,385	13,088	12,637
Depreciation and amortization	35,187	35,384	70,628	70,091
Other regulatory credits - net	(11,421)	(9,124)	(21,783)	(22,415)
TOTAL	124,239	106,303	237,482	196,530

OPERATING INCOME	40,717	45,020	82,261	92,486

OTHER INCOME
Allowance for equity funds used during construction	1,318	1,602	2,412	4,331
Interest and investment income	3,723	5,124	8,397	8,398
Miscellaneous - net	(103)	(164)	(231)	(256)
TOTAL	4,938	6,562	10,578	12,473

INTEREST EXPENSE
Interest expense	9,181	9,382	18,300	18,934
Allowance for borrowed funds used during construction	(322)	(401)	(589)	(1,097)
TOTAL	8,859	8,981	17,711	17,837

INCOME BEFORE INCOME TAXES	36,796	42,601	75,128	87,122

Income taxes	17,446	17,511	35,431	36,074

NET INCOME	$19,350	$25,090	$39,697	$51,048

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$39,697	$51,048
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	128,679	123,424
Deferred income taxes, investment tax credits, and non-current taxes accrued	35,498	83,733
Changes in assets and liabilities:
Receivables	10,077	3,731
Accounts payable	3,469	(3,200)
Prepaid taxes and taxes accrued	(10,086)	(60,954)
Interest accrued	(609)	(145)
Other working capital accounts	2,960	(28,319)
Other regulatory assets	(4,904)	(9,844)
Pension and other postretirement liabilities	(8,116)	(9,071)
Other assets and liabilities	(25,205)	(13,111)
Net cash flow provided by operating activities	171,460	137,292

INVESTING ACTIVITIES
Construction expenditures	(32,799)	(57,429)
Allowance for equity funds used during construction	2,412	4,331
Nuclear fuel purchases	(22,510)	(130,275)
Proceeds from the sale of nuclear fuel	60,188	11,467
Proceeds from nuclear decommissioning trust fund sales	253,487	289,414
Investment in nuclear decommissioning trust funds	(271,901)	(307,465)
Changes in money pool receivable - net	(54,860)	22,208
Net cash flow used in investing activities	(65,983)	(167,749)

FINANCING ACTIVITIES
Retirement of long-term debt	(50,001)	(22,001)
Changes in credit borrowings - net	36,289	99,617
Common stock dividends and distributions	—	(139,000)
Other	(28)	(26)
Net cash flow used in financing activities	(13,740)	(61,410)

Net increase (decrease) in cash and cash equivalents	91,737	(91,867)
Cash and cash equivalents at beginning of period	245,863	230,661
Cash and cash equivalents at end of period	$337,600	$138,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$17,656	$18,494
Income taxes	$—	$3,402

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$555	$786
Temporary cash investments	337,045	245,077
Total cash and cash equivalents	337,600	245,863
Accounts receivable:
Associated companies	147,497	104,390
Other	5,313	3,637
Total accounts receivable	152,810	108,027
Materials and supplies - at average cost	84,418	82,469
Deferred nuclear refueling outage costs	15,867	24,729
Prepaid taxes	25,968	15,882
Prepayments and other	8,183	4,229
TOTAL	624,846	481,199

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	839,385	780,496
TOTAL	839,385	780,496

UTILITY PLANT
Electric	4,304,301	4,331,668
Property under capital lease	585,084	585,084
Construction work in progress	61,617	43,888
Nuclear fuel	199,686	259,635
TOTAL UTILITY PLANT	5,150,688	5,220,275
Less - accumulated depreciation and amortization	3,125,020	3,063,249
UTILITY PLANT - NET	2,025,668	2,157,026

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	88,924	93,127
Other regulatory assets	420,319	411,212
Other	4,492	4,652
TOTAL	513,735	508,991

TOTAL ASSETS	$4,003,634	$3,927,712

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$3	$50,003
Short-term borrowings	53,182	66,893
Accounts payable:
Associated companies	6,719	5,843
Other	48,251	50,558
Interest accrued	13,440	14,049
Other	2,958	2,957
TOTAL	124,553	190,303

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,142,955	1,112,865
Accumulated deferred investment tax credits	39,686	41,663
Other regulatory liabilities	406,570	370,862
Decommissioning	845,001	854,202
Pension and other postretirement liabilities	109,734	117,850
Long-term debt	551,293	501,129
Other	5,322	15
TOTAL	3,100,561	2,998,586

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2017 and 2016	679,350	679,350
Retained earnings	99,170	59,473
TOTAL	778,520	738,823

TOTAL LIABILITIES AND EQUITY	$4,003,634	$3,927,712

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$719,350	$61,729	$781,079

Net income	—	51,048	51,048
Common stock dividends and distributions	(40,000)	(99,000)	(139,000)

Balance at June 30, 2016	$679,350	$13,777	$693,127

Balance at December 31, 2016	$679,350	$59,473	$738,823

Net income	—	39,697	39,697

Balance at June 30, 2017	$679,350	$99,170	$778,520

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

4/01/2017-4/30/2017	—	$—	—	$350,052,918
5/01/2017-5/31/2017	—	$—	—	$350,052,918
6/01/2017-6/30/2017	—	$—	—	$350,052,918
Total	—	$—	—
In accordance with Entergy’s stock-based compensation plans, Entergy periodically grants stock options to key employees, which may be exercised to obtain shares of Entergy’s common stock.  According to the plans, these shares can be newly issued shares, treasury stock, or shares purchased on the open market.  Entergy’s management has been authorized by the Board to repurchase on the open market shares up to an amount sufficient to fund the exercise of grants under the plans.  In addition to this authority, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. The amount of share repurchases under these programs may vary as a result of material changes in business results or capital spending or new investment opportunities.  In addition, in the first quarter 2017, Entergy withheld 1,054 shares of its common stock at $70.58 per share, 122,148 shares of its common stock at $70.61 per share, and 31,243 shares of its common stock at $71.89 per share to pay income taxes due upon vesting of restricted stock granted and payout of performance units as part of its long-term incentive program.

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

Item 5.  Other Information

Regulation of the Nuclear Power Industry

Following are updates to the Regulation of the Nuclear Power Industry section of Part I, Item 1 of the Form 10-K.

Nuclear Waste Policy Act of 1982

Nuclear Plant Decommissioning

See the discussion in Part I, Item 1 in the Form 10-K for information regarding decommissioning funding for the nuclear plants.  Following are updates to that discussion.

In March 2017 filings with the NRC were made for certain Entergy subsidiaries’ nuclear plants reporting on decommissioning funding.  Those reports showed that decommissioning funding for each of those nuclear plants met the NRC’s financial assurance requirements.

In March 2017, Entergy sold the FitzPatrick plant to Exelon, and as part of the transaction, the FitzPatrick decommissioning trust fund, along with the decommissioning obligation for that plant, was transferred to Exelon. The FitzPatrick spent fuel disposal contract was assigned to Exelon as part of the transaction.

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

In Arkansas, the Arkansas Department of Environmental Quality (ADEQ) prepared a State Implementation Plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.   In April 2012 the EPA finalized a decision addressing the Arkansas Regional Haze SIP, in which it disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.    By Court order, the EPA had to issue a final federal implementation plan (FIP) for Arkansas Regional Haze by no later than August 31, 2016. In April 2015 the EPA published a proposed FIP for Arkansas, taking comment on requiring installation of scrubbers and low NOx burners to continue operating both units at the White Bluff plant and both units at the Independence plant and NOx controls to continue operating the Lake Catherine plant. Entergy filed comments by the deadline in August 2015. Among other comments, including opposition to the EPA’s proposed controls on the Independence units, Entergy proposed to meet more stringent SO2 and NOx limits at both White Bluff and Independence within three years of the effective date of the final FIP and to cease the use of coal at the White Bluff units at a later date.

In September 2016 the EPA published the final Arkansas Regional Haze FIP. In most respects, the EPA finalized its original proposal but shortened the time for compliance for installation of the NOx controls. The FIP requires an emission limitation consistent with SO2 scrubbers at both White Bluff and Independence by October 2021 and NOx controls by April 2018. The EPA declined to adopt Entergy’s proposals related to ceasing coal use as an alternative to SO2 scrubbers for White Bluff SO2 BART. For some or all of the FIP, Entergy anticipates that Arkansas will submit a SIP to replace the FIP. In November 2016, Entergy and other interested parties such as the State of Arkansas filed petitions for administrative reconsideration and stay at the EPA as well as petitions for judicial review to the U.S. Court of Appeals for the Eighth Circuit. In February 2017, Entergy, the State of Arkansas, and other parties requested the Court to judicially stay the FIP.  In March 2017 the EPA granted in part the petitions for reconsideration and stated its intent to stay the FIP compliance deadlines by at least 90 days. Subsequently, the EPA granted a 90 day stay of the FIP effective dates and the Eighth Circuit granted the government’s motion to hold the appeal litigation in abeyance pending settlement discussions.

In Louisiana, Entergy is working with the Louisiana Department of Environmental Quality (LDEQ) and the EPA to revise the Louisiana SIP for regional haze, which was disapproved in part in 2012. The LDEQ submitted a revised SIP in February 2017. In May 2017 the EPA proposed to approve a majority of the revisions, with a second SIP and EPA review to follow on the Nelson plant, with a final EPA decision expected in the fourth quarter 2017. At this time, it is premature to predict what controls, if any, might be required for compliance. Entergy continues to monitor the submission and to file comments in the process as appropriate.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, the EPA was directed to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In January 2014 the EPA issued the proposed New Source Performance Standards rule for new sources. In June 2014 the EPA issued proposed standards for existing power plants.  Entergy has been actively engaged in the rulemaking process, having submitted comments to the EPA in December 2014. The EPA issued the final rules for both new and existing sources in August 2015, and they were published in the Federal Register in October 2015. The existing source rule, also called the Clean Power Plan, requires states to develop compliance plans with the EPA’s emission standards. In February 2016 the U.S. Supreme Court issued a stay halting the effectiveness of the rule until the rule is reviewed by the D.C. Circuit and the U.S. Supreme Court, if review is granted. In March 2017 the current administration issued an executive order entitled “Promoting Energy Independence and Economic Growth” instructing the EPA to review, suspend, revise, or rescind the Clean Power Plan if appropriate. The EPA subsequently asked the D.C. Circuit to hold the challenges to the Clean Power Plan and the greenhouse gas new source performance standards in abeyance and signed a notice of withdrawal of the proposed federal plan, model trading rules, and the Clean Energy Incentive Program. The court placed the litigation in abeyance in April 2017. The EPA Administrator also sent a letter to the affected governors explaining that states are not currently required to meet Clean Power Plan deadlines, some of which have passed. In June 2017 the EPA submitted a rule, “Review of the Clean Power Plan” to the Office of Management and Budget to review, which typically takes 60-90 days. The content of this rule has not been made public.

Clean Water Act

The 1972 amendments to the Federal Water Pollution Control Act (known as the Clean Water Act) provide the statutory basis for the National Pollutant Discharge Elimination System (NPDES) permit program and the basic structure for regulating the discharge of pollutants from point sources to waters of the United States.  The Clean Water Act requires virtually all discharges of pollutants to waters of the United States to be permitted.  Section 316(b) of the Clean Water Act regulates cooling water intake structures, section 401 of the Clean Water Act requires a water quality certification from the state in support of certain federal actions and approvals, and section 404 regulates the dredge and fill of waters of the United States, including jurisdictional wetlands.

NPDES Permits and Section 401 Water Quality Certifications

NPDES permits are subject to renewal every five years. Consequently, Entergy is currently in various stages of the data evaluation and discharge permitting process for its power plants.

For thirteen years, Entergy participated in an administrative permitting process with the New York State Department of Environmental Conservation (NYSDEC) for renewal of the Indian Point 2 and Indian Point 3 discharge permit. That proceeding recently was settled along with other ongoing proceedings. In May 2017 a plaintiff filed two parallel state court appeals challenging New York State’s actions in signing and implementing the Indian Point settlement with Entergy on the basis that the State failed to perform sufficient environmental analysis of its actions. All signatories to the settlement agreement, including the Entergy affiliates that hold NRC licenses for Indian Point, were named. For a discussion of the recent Indian Point settlement, see “Entergy Wholesale Commodities Authorization to Operate Its Nuclear Power Plants” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

316(b) Cooling Water Intake Structures

The EPA finalized regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures. The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. After litigation, in May 2014, the EPA issued a new final 316(b) rule, followed by publication in the Federal Register in August 2014, with the final rule effective in October 2014. Entergy is developing a compliance plan for each affected facility in accordance with the requirements of the final rule.

Entergy filed a petition for review of the final rule as a co-petitioner with the Utility Water Act Group. The case will be heard in the U.S. Court of Appeals for the Second Circuit. Briefing is complete and Entergy expects oral argument to be scheduled in mid- to late-2017.

Federal Jurisdiction of Waters of the United States

In September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA’s release of a draft scientific report on the “connectivity” of waters that the agency said would inform the rulemaking. This report was finalized in January 2015. The final rule was published in the Federal Register in June 2015. The rule could significantly increase the number and types of waters included in the EPA’s and the U.S. Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. The final rule has been challenged in federal court by several parties, including most states. In August 2015 the District Court for North Dakota issued a preliminary injunction staying the new rule in 13 states. In October 2015 the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the rule. Entergy will continue to monitor this rulemaking and ensure compliance with existing permitting processes. In response to the stay, the EPA and the U.S. Army Corps of Engineers resumed nationwide use of the agencies’ regulations as they existed prior to August 27, 2015. In February 2017 the current administration issued an executive order instructing the EPA and the U.S. Army Corps of Engineers to review the Waters of the United States rule and to revise or rescind, as appropriate. In June 2017 the EPA and the U.S. Army Corps of Engineers released a proposed rule that rescinds the June 2015 rule and recodifies the definition of “waters of the U.S.” that was in effect prior to the 2015 rule. The administration is expected to propose a definition of “waters of the U.S.” at a later date.

Other Environmental Matters

Entergy Louisiana and Entergy Texas

Several class action and other lawsuits have been filed in state and federal courts seeking relief from Entergy Gulf States, Inc. and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States, Inc.’s premises (see “Litigation” below).

Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, currently is involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana.  A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931.  Coal tar, a by-product of the distillation process employed at MGPs, apparently was routed to a portion of the property for disposal.  The same area also has been used as a landfill.  In 1999, Entergy Gulf States, Inc. signed a second administrative consent order with the EPA to perform a removal action at the site.  In 2002 approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center.  In 2003 a cap was constructed over the remedial area to prevent the migration of contamination to the surface.  In August 2005 an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site.  The groundwater monitoring study commenced in January 2006 and is continuing.  The EPA released the second Five Year Review in 2015. The EPA indicated that the current remediation technique was insufficient and that Entergy would need to utilize other remediation technologies on the site. In July 2015, Entergy submitted a Focused Feasibility Study to the EPA outlining the potential remedies and suggesting installation of a waterloo barrier. The estimated cost for this remedy is approximately $2 million. Entergy is awaiting comments and direction from the EPA on the Focused Feasibility Study and potential remedy selection.  In early 2017 the EPA indicated that the new remedial method (waterloo barrier) may not be necessary. Entergy is continuing discussions with the EPA regarding the ongoing actions at the site.

Earnings Ratios (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended					Six Months Ended
	December 31,					June 30,
	2012	2013	2014	2015	2016	2017
Entergy Arkansas	3.79	3.62	3.08	2.04	3.32	2.54
Entergy Louisiana	2.61	3.30	3.44	3.36	3.57	3.30
Entergy Mississippi	2.79	3.19	3.23	3.59	3.96	3.86
Entergy New Orleans	2.91	1.85	3.55	4.90	4.61	4.62
Entergy Texas	1.76	1.94	2.39	2.22	2.92	2.08
System Energy	5.12	5.66	4.04	4.53	5.39	5.01

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended					Six Months Ended
	December 31,					June 30,
	2012	2013	2014	2015	2016	2017
Entergy Arkansas	3.36	3.25	2.76	1.85	3.09	2.49
Entergy Louisiana	2.47	3.14	3.28	3.24	3.57	3.30
Entergy Mississippi	2.59	2.97	3.00	3.34	3.71	3.75
Entergy New Orleans	2.63	1.70	3.26	4.50	4.30	4.32

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits

4(a) -	Eighty-eighth Supplemental Indenture, dated as of May 1, 2017, to Entergy Louisiana Mortgage and Deed of Trust, dated as of April 1, 1944 (4.43 to Form 8-K filed May 23, 2017 in 1-32718).

4(b) -	Eighty-eighth Supplemental Indenture, dated as of May 1, 2017, to Entergy Louisiana Mortgage and Deed of Trust, dated as of September 1, 1926 (4.42 to Form 8-K filed May 23, 2017 in 1-32718).

4(c) -	Eighth Supplemental Indenture, dated as of May 1, 2017, to Entergy Louisiana Mortgage and Deed of Trust, dated as of November 1, 2015 (4.41 to Form 8-K filed May 23, 2017 in 1-32718).

4(d) -	Officer’s Certificate No. 8-B-7, dated May 17, 2017, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed May 23, 2017 in 1-32718).

*10(a) -	First Amendment to The 2015 Entergy Corporation Non-Employee Director Stock Program Established under the 2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries.

*12(a) -	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(b) -	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Distributions, as defined.

*12(c) -	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(d) -	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

*12(e) -	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*12(f) -	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*31(a) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(b) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*31(c) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(d) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*31(e) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(f) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*31(g) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(h) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*31(i) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(j) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*31(k) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(l) -	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*31(m) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*31(n) -	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*32(a) -	Section 1350 Certification for Entergy Corporation.

*32(b) -	Section 1350 Certification for Entergy Corporation.

*32(c) -	Section 1350 Certification for Entergy Arkansas.

*32(d) -	Section 1350 Certification for Entergy Arkansas.

*32(e) -	Section 1350 Certification for Entergy Louisiana.

*32(f) -	Section 1350 Certification for Entergy Louisiana.

*32(g) -	Section 1350 Certification for Entergy Mississippi.

*32(h) -	Section 1350 Certification for Entergy Mississippi.

*32(i) -	Section 1350 Certification for Entergy New Orleans.

*32(j) -	Section 1350 Certification for Entergy New Orleans.

*32(k) -	Section 1350 Certification for Entergy Texas.

*32(l) -	Section 1350 Certification for Entergy Texas.

*32(m) -	Section 1350 Certification for System Energy.

*32(n) -	Section 1350 Certification for System Energy.

*101 INS -	XBRL Instance Document.

*101 SCH -	XBRL Taxonomy Extension Schema Document.

*101 PRE -	XBRL Taxonomy Presentation Linkbase Document.

*101 LAB -	XBRL Taxonomy Label Linkbase Document.

*101 CAL -	XBRL Taxonomy Calculation Linkbase Document.

*101 DEF -	XBRL Definition Linkbase Document.
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

Date:    August 3, 2017