Form 10-Q
period 2017-09-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; SYSTEM ENERGY RESOURCES, INC; ENTERGY NEW ORLEANS, INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.
filed 2017-11-03
CIK 65984, 7323, 202584, 71508, 66901, 1348952, 1427437

__________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock Outstanding		Outstanding at October 31, 2017
Entergy Corporation	($0.01 par value)	180,251,407

Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, Inc., Entergy Texas, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company reports herein only as to itself and makes no other representations whatsoever as to any other company.  This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10‑K for the calendar year ended December 31, 2016 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

i

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

•
changes in the regulation or regulatory oversight of Entergy’s nuclear generating facilities and nuclear materials and fuel, including with respect to the planned, potential, or actual shutdown of nuclear generating facilities owned or operated by Entergy Wholesale Commodities, and the effects of new or existing safety or environmental concerns regarding nuclear power plants and nuclear fuel;

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

•
the decision to cease merchant power generation at all Entergy Wholesale Commodities nuclear power plants by 2022, including the implementation of the planned shutdown of Pilgrim, Indian Point 2, Indian Point 3, and Palisades;

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

See Note 7 to the financial statements herein for financial information regarding Entergy’s business segments.

Results of Operations

Third Quarter 2017 Compared to Third Quarter 2016

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the third quarter 2017 to the third quarter 2016 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
3rd Quarter 2016 Consolidated Net Income (Loss)	$447,782	$8,221	($62,799)	$393,204

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	(47,749)	(4,637)	(4)	(52,390)
Other operation and maintenance	6,617	(37,089)	1,831	(28,641)
Asset write-offs, impairments, and related charges	—	(2,620)	—	(2,620)
Taxes other than income taxes	16,064	(5,694)	28	10,398
Depreciation and amortization	14,849	(751)	242	14,340
Other income	19,674	16,574	(1,624)	34,624
Interest expense	(2,184)	(41)	1,929	(296)
Other expenses	5,584	(8,860)	—	(3,276)
Income taxes	(24,956)	19,448	(10,603)	(16,111)

3rd Quarter 2017 Consolidated Net Income (Loss)	$403,733	$55,765	($57,854)	$401,644

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the third quarter 2017 to the third quarter 2016:

Amount
(In Millions)
2016 net revenue	$1,859
Volume/weather	(68)
Retail electric price	17
Other	3
2017 net revenue	$1,811

The volume/weather variance is primarily due to the effect of less favorable weather, partially offset by an increase in industrial, residential, and commercial usage. The increase in industrial usage is primarily due to new customers in the primary metals industry, expansion projects in the chemicals industry, and an increase in demand for existing customers in the chemicals, petroleum refining, and industrial gases industries.

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

•	the timing of recovery of purchased power capacity costs at Entergy Louisiana through the formula rate plan mechanism.

The retail electric price variance was partially offset by:

•
lower storm damage rider revenues at Entergy Mississippi due to resetting the storm damage provision to zero beginning with the November 2016 billing cycle. Entergy Mississippi resumed billing the storm damage rider effective with the September 2017 billing cycle; and

•
a decrease in the purchased power and capacity acquisition cost recovery rider at Entergy New Orleans primarily due to credits to customers as part of the Entergy New Orleans internal restructuring agreement in principle, effective with the first billing cycle of June 2017.

See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the rate proceedings.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the third quarter 2017 to the third quarter 2016:

Amount
(In Millions)
2016 net revenue	$396
FitzPatrick sale	(50)
Nuclear fuel expenses	40
Other	6
2017 net revenue	$392

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $4 million in the third quarter 2017 as compared to the third quarter 2016 primarily due to the absence of net revenue from the FitzPatrick plant after it was sold to Exelon in March 2017, partially offset by a decrease in nuclear fuel expenses primarily related to the impairments of the Indian Point 2, Indian Point 3, and Palisades plants and related assets. See Note 13 to the financial statements herein for discussion of the sale of FitzPatrick. See Note 14 to the financial statements in the Form 10-K for discussion of the impairments and related charges.

Following are key performance measures for Entergy Wholesale Commodities for the third quarter 2017 and 2016:

	2017	2016
Owned capacity (MW) (a)	3,962	4,880
GWh billed	8,234	9,372

Entergy Wholesale Commodities Nuclear Fleet (b)
Capacity factor	98%	90%
GWh billed	7,633	8,674
Average energy and capacity revenue per MWh	$48.82	$47.41

(a)
The reduction in owned capacity is due to Entergy’s sale of the 838 MW FitzPatrick plant to Exelon in March 2017 and Entergy’s sale of its 50% membership interest in Top Deer Wind Ventures, LLC in November 2016. See Note 13 to the financial statements herein for discussion of the sale of FitzPatrick and Note 14 to the financial statements in the Form 10-K for discussion of the Top Deer Wind Ventures, LLC sale.

(b)	The Entergy Wholesale Commodities nuclear power plants had no refueling outage days in the third quarter 2017 and the third quarter 2016.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $592 million for the third quarter 2016 to $599 million for the third quarter 2017 primarily due to:

•
the effects of recording in third quarter 2016 final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of approximately $14 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation; and

•
an increase of $11 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals. See “MANAGEMENT’S

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals.

The increase was partially offset by a decrease of $13 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs and a decrease of $5 million in storm damage provisions. See Note 2 to the financial statements herein and in the Form 10-K for a discussion on storm cost recovery.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes and local franchise taxes. Ad valorem taxes increased primarily due to higher assessments, including the assessment of ad valorem taxes on the Union Power Station beginning in 2017. Local franchise taxes increased primarily due to higher revenues in 2017 as compared to 2016.

Depreciation and amortization expenses increased primarily due to additions to plant in service and the effects of recording in the third quarter 2016 final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of approximately $8 million of spent nuclear fuel storage costs previously recorded as depreciation expense. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017, including the St. Charles Power Station project, and higher realized gains in the third quarter 2017 as compared to the third quarter 2016 on the decommissioning trust fund investments.

Entergy Wholesale Commodities

Other operation and maintenance expenses decreased from $236 million for the third quarter 2016 to $199 million for the third quarter 2017 primarily due to the absence of other operation and maintenance expenses from the FitzPatrick plant after it was sold to Exelon in March 2017. See Note 13 to the financial statements herein for discussion of the sale of FitzPatrick.

Other income increased primarily due to higher realized gains in the third quarter 2017 as compared to the third quarter 2016 on the decommissioning trust fund investments.

Income Taxes

The effective income tax rate was 37.6% for the third quarter 2017. The difference in the effective income tax rate for the third quarter 2017 versus the federal statutory rate of 35% was primarily due to state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016 showing how much the line item increased or (decreased) in comparison to the prior period:

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2016 Consolidated Net Income (Loss)	$1,027,751	$338,651	($165,367)	$1,201,035

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	6,657	(19,524)	(17)	(12,884)
Other operation and maintenance	87,381	78,114	2,534	168,029
Asset write-offs, impairments, and related charges	—	388,414	—	388,414
Taxes other than income taxes	34,270	(13,702)	419	20,987
Depreciation and amortization	40,131	1,837	25	41,993
Gain on sale of assets	—	16,270	—	16,270
Other income	45,956	73,341	(971)	118,326
Interest expense	(15,417)	(81)	5,474	(10,024)
Other expenses	15,924	32,794	—	48,718
Income taxes	100,337	(331,093)	(5,678)	(236,434)

2017 Consolidated Net Income (Loss)	$817,738	$252,455	($169,129)	$901,064

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED OPERATING RESULTS” for further information with respect to operating statistics.

Results of operations for the nine months ended September 30, 2017 include $422 million ($274 million net-of-tax) of impairment charges due to costs being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and a reduction of income tax expense, net of unrecognized tax benefits, of $373 million as a result of tax elections to treat as corporations for federal income tax purposes two subsidiaries that each own an Entergy Wholesale Commodities nuclear power plant. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and Note 10 to the financial statements herein for additional discussion of the tax elections.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016:

Amount
(In Millions)
2016 net revenue	$4,758
Retail electric price	62
Grand Gulf recovery	38
Louisiana Act 55 financing savings obligation	17
Volume/weather	(99)
Other	(11)
2017 net revenue	$4,765

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

•	an increase in rates at Entergy Mississippi, as approved by the MPSC, effective with the first billing cycle of July 2016; and

•	the timing of recovery of purchased power capacity costs at Entergy Louisiana through the formula rate plan mechanism.

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

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to new customers in the primary metals and industrial gases industries, an increase in demand for existing customers in the chemicals industry, and expansion projects in the chemicals industry.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016:

Amount
(In Millions)
2016 net revenue	$1,155
FitzPatrick sale	(122)
Nuclear volume	(76)
Nuclear fuel expenses	76
FitzPatrick reimbursement agreement	98
Other	5
2017 net revenue	$1,136

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by $19 million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to the absence of net revenue from the FitzPatrick plant after it was sold to Exelon in March 2017 and lower volume in the Entergy Wholesale Commodities nuclear fleet resulting from more outage days in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. See Note 13 to the financial statements herein for discussion of the sale of FitzPatrick. The decrease was partially offset by a decrease in nuclear fuel expenses primarily related to the impairments of the Indian Point 2, Indian Point 3, and Palisades plants and related assets and an increase resulting from the reimbursement agreement with Exelon pursuant to which Exelon reimbursed Entergy for specified out-of-pocket costs associated with preparing for the refueling and operation of FitzPatrick that otherwise would have been avoided had Entergy shut down FitzPatrick in January 2017. Revenues received from Exelon in 2017 under the reimbursement agreement were offset in other operation and maintenance expenses and taxes other than income taxes and had no effect on net income. See Note 14 to the financial statements in the Form 10-K for discussion of the impairments and related charges. See Note 13 to the financial statements herein and Note 14 to the financial statements in the Form 10-K for further discussion of the reimbursement agreement.

Following are key performance measures for Entergy Wholesale Commodities for the nine months ended September 30, 2017 and 2016:

	2017	2016
Owned capacity (MW) (a)	3,962	4,880
GWh billed	22,616	26,484

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	79%	85%
GWh billed	20,861	24,670
Average energy and capacity revenue per MWh	$51.82	$48.99
Refueling outage days:
FitzPatrick	42	—
Indian Point 2	—	102
Indian Point 3	66	—
Pilgrim	43	—
Palisades	27	—

(a)
The reduction in owned capacity is due to Entergy’s sale of the 838 MW FitzPatrick plant to Exelon in March 2017 and Entergy’s sale of its 50% membership interest in Top Deer Wind Ventures, LLC in November 2016. See Note 13 to the financial statements herein for discussion of the sale of FitzPatrick and Note 14 to the financial statements in the Form 10-K for discussion of the Top Deer Wind Ventures, LLC sale.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $1,688 million for the nine months ended September 30, 2016 to $1,776 million for the nine months ended September 30, 2017 primarily due to:

•
an increase of $27 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals and additional training and initiatives to support management’s operational goals at Grand Gulf, partially offset by a decrease in regulatory compliance costs. The decrease in regulatory compliance costs is primarily related to additional NRC inspection activities in 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews;

•
the deferral in the first quarter 2016 of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC in February 2016 as part of the Entergy Arkansas 2015 rate case settlement. These costs are being amortized over a ten-year period beginning March 2016. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement;

•
the effects of recording in 2016 final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of approximately $16 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation;

•	an increase of $13 million in transmission and distribution expenses due to higher vegetation maintenance costs; and

•	an increase of $11 million in compensation and benefits costs primarily due to a downward revision to estimated incentive compensation expense in the first quarter 2016.

The increase was partially offset by a decrease of $11 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes and local franchise taxes. Ad valorem taxes increased primarily due to higher assessments, including the assessment of ad valorem taxes on the Union Power Station beginning in 2017. Local franchise taxes increased primarily due to higher revenues in 2017 as compared to 2016.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Union Power Station purchased in March 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Other income increased primarily due to higher realized gains in 2017 as compared to the same period in 2016 on the decommissioning trust fund investments, including portfolio rebalancing in second quarter 2017, and an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017, including the St. Charles Power Station project.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $621 million for the nine months ended September 30, 2016 to $698 million for the nine months ended September 30, 2017 primarily due to:

•
FitzPatrick’s nuclear refueling outage expenses and expenditures for capital assets being classified as other operation and maintenance expenses as a result of the sale and reimbursement agreements Entergy entered into with Exelon. These costs would have not been incurred absent the sale agreement with Exelon because Entergy planned to shut the plant down in January 2017. The expenses were offset by revenue realized pursuant to the reimbursement agreement and had no effect on net income. See Note 13 to the financial statements herein and Note 14 to the financial statements in the Form 10-K for discussion of the reimbursement agreement;

•
the effect of recording in 2016 final court decisions in litigation against the DOE for the reimbursement of spent nuclear fuel storage costs, which reduced other operation and maintenance expenses in 2016 by $42 million. See Note 8 to the financial statements in the Form 10-K for discussion of the DOE litigation; and

•
an increase of $36 million in severance and retention costs in 2017 as compared to the same period in 2016 due to management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

The increase was partially offset by a decrease due to the absence of other operation and maintenance expenses from the FitzPatrick plant after it was sold to Exelon in March 2017. See Note 13 to the financial statements herein for discussion of the sale of FitzPatrick.

The asset write-offs, impairments, and related charges variance is primarily due to $422 million ($274 million net-of-tax) of impairment charges in the nine months ended September 30, 2017 due to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. The increase in impairment charges in 2017 is primarily due to management’s decisions in the fourth quarter 2016 and the resulting impairments of the Indian Point 2, Indian Point 3, and Palisades plants and the timing of nuclear fuel spending and nuclear refueling outage spending for the impaired Pilgrim plant. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Taxes other than income taxes decreased primarily due to the absence of ad valorem taxes and employment taxes from the FitzPatrick plant after it was sold to Exelon in March 2017. See Note 13 to the financial statements herein for discussion of the sale of FitzPatrick.

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

Other income increased primarily due to higher realized gains in 2017 as compared to the same period in 2016 on the decommissioning trust fund investments, including the result of portfolio rebalancing in second quarter 2017, and the increase in value from year-end realized upon the receipt from NYPA of the decommissioning trust funds for the Indian Point 3 and FitzPatrick plants in January 2017. See Note 9 to the financial statements in the Form 10-K for discussion of the trust transfer agreement with NYPA.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Other expenses increased primarily due to increases in decommissioning expenses primarily as a result of a trust transfer agreement Entergy entered into with NYPA in August 2016, which closed in January 2017, to transfer the decommissioning trusts and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy and revisions to the estimated decommissioning cost liabilities for the Entergy Wholesale Commodities’ Indian Point 2 and Palisades plants as a result of revised decommissioning cost studies in the fourth quarter 2016. See Note 9 to the financial statements in the Form 10-K for discussion of the trust transfer agreement with NYPA and the revised decommissioning cost studies. The increase was partially offset by a reduction in deferred refueling outage amortization costs related to the impairments of the Indian Point 2, Indian Point 3, and Palisades plants and related assets. See Note 14 to the financial statements in the Form 10-K for discussion of the impairments and related charges.

Income Taxes

The effective income tax rate was (10.8%) for the nine months ended September 30, 2017. The difference in the effective income tax rate for the nine months ended September 30, 2017 versus the federal statutory rate of 35% was primarily due to tax elections to treat as corporations for federal income tax purposes two subsidiaries that each own an Entergy Wholesale Commodities nuclear power plant, which resulted in both permanent and temporary differences under the income tax accounting standards, and the re-determined tax basis of the FitzPatrick plant as a result of its sale on March 31, 2017, partially offset by state income taxes. See Note 10 to the financial statements herein for further discussion of the tax elections and the tax benefit associated with the sale of FitzPatrick.

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

Sale of FitzPatrick

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Planned Shutdown of Palisades

As discussed in the Form 10-K, most of the Palisades plant output is sold under a power purchase agreement (PPA) with Consumers Energy, entered into when the plant was acquired in 2007, that is scheduled to expire in April 2022. The PPA prices currently exceed market prices and escalate each year, up to $61.50/MWh in 2022. In December 2016, Entergy reached an agreement with Consumers Energy to amend the existing PPA to terminate early, on May 31, 2018. Pursuant to the agreement to amend the PPA, Consumers Energy would pay Entergy $172 million for the early termination of the PPA. The PPA amendment agreement was subject to regulatory approvals, including approval by the Michigan Public Service Commission. Separately, Entergy intended to shut down the Palisades nuclear power plant permanently on October 1, 2018, after refueling in the spring of 2017 and operating through the end of that fuel cycle.

In September 2017 the Michigan Public Service Commission issued an order conditionally approving the PPA amendment transaction, but only granting Consumers Energy recovery of $136.6 million of the $172 million requested early termination payment. As a result, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy will continue to operate Palisades under the current PPA with Consumers Energy, instead of shutting down in the fall of 2018 as previously planned. Entergy intends to shut down the Palisades nuclear power plant permanently in the spring of 2022. As a result of the change in expected operating life of the plant, the expected probability-weighted undiscounted net cash flows as of September 30, 2017 exceed the carrying value of the plant and related assets. Accordingly, nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets incurred at Palisades after September 30, 2017 will no longer be charged to expense as incurred, but will be recorded as assets and depreciated or amortized. See Note 13 to the financial statements herein for discussion of the updated calculation of the liability amortization associated with the PPA and see Note 14 to the financial statements herein for discussion of the associated asset retirement obligation revision.

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy expects to incur employee retention and severance expenses associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet of approximately $110 million in 2017, of which $89 million had been incurred as of September 30, 2017, and approximately $400 million from 2018 through the spring of 2022. In addition, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $16 million for the three months ended September 30, 2017 and $422 million for the nine months ended September 30, 2017. These costs were charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired.

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2017	December 31, 2016
Debt to capital	64.6%	64.8%
Effect of excluding securitization bonds	(0.8%)	(1.0%)
Debt to capital, excluding securitization bonds (a)	63.8%	63.8%
Effect of subtracting cash	(0.9%)	(2.0%)
Net debt to net capital, excluding securitization bonds (a)	62.9%	61.8%

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2022.  The facility permits the issuance of letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2017 was 2.50% on the drawn portion of the facility. Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2017:

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$150	$6	$3,344

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

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $100 million, which expires in January 2018. As of September 30, 2017, $80 million in cash borrowings were outstanding under the credit facility. The weighted average interest rate for the nine months ended September 30, 2017 was 2.56% on the drawn portion of the facility. Entergy Nuclear Vermont Yankee also has an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million, which expires in January 2018. As of September 30, 2017, there were no cash borrowings outstanding under the uncommitted credit facility. See Note 4 to the financial statements herein for additional discussion of the Vermont Yankee facilities.

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion. As of September 30, 2017, Entergy Corporation had $1.3 billion of commercial paper outstanding. The weighted-average interest rate for the nine months ended September 30, 2017 was 1.45%.

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

Preliminary Capital Investment Plan Estimate for 2018-2020

Entergy is developing its capital investment plan for 2018 through 2020 and currently anticipates that the Utility will make approximately $10.7 billion in capital investments during that period and that Entergy Wholesale Commodities will make approximately $0.4 billion in capital investments, not including nuclear fuel, during that period. The preliminary Utility estimate includes amounts associated with specific investments such as the Lake Charles Power Station, New Orleans Power Station, and Montgomery County Power Station, each discussed below, and the St. Charles Power Station; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; investments in the nuclear fleet; and other investments. The preliminary Entergy Wholesale Commodities estimate includes amounts associated with specific investments, such as the investments in the nuclear fleet, component replacement, software and security, and dry cask storage. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of business restructuring, regulatory constraints and requirements, environmental regulations, business opportunities, market volatility, economic trends, changes in project plans, and the ability to access capital.

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

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which was retired effective May 31, 2016. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. The application included an updated cost estimate of $232 million for the 226 MW advanced combustion turbine. The cost estimate for the alternative 128 MW unit is $210 million. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans.  In August 2017 the City Council established a procedural schedule that provided for a hearing in December 2017 with a City Council decision expected in February 2018. In October 2017 several intervenors filed testimony opposing the New Orleans Power Station or, in one case, supporting a slightly smaller configuration of Entergy New Orleans’s alternative proposal. The commercial operation date is dependent on the alternative selected by the City Council and the receipt of other permits and approvals.

Montgomery County Power Station

In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 MW combined-cycle generating unit in Montgomery County, Texas on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including estimated costs of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal process that showed no undue preference to any proposal. In June 2017, parties to the proceeding filed an unopposed stipulation and settlement agreement. The stipulation contemplates that Entergy Texas’s level of cost-recovery for generation construction costs for Montgomery County Power Station is capped at $831 million, subject to certain exclusions such as force majeure events. The costs of the transmission interconnection and network upgrades and other related costs included in the total current estimated cost of the Montgomery County Power Station are not subject to the $831 million cap. Also in June 2017, the ALJ issued a proposed order and remanded the proceeding to the PUCT for final decision. In July 2017 the PUCT approved the stipulation. Subject to the timely receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

Washington Parish Energy Center

In April 2017, Entergy Louisiana signed a purchase and sale agreement with a subsidiary of Calpine Corporation for the acquisition of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 360 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana and, subject to permits and approvals, is expected to be

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

completed in 2021. Subject to regulatory approvals, Entergy Louisiana will purchase the plant once it is complete for an estimated total investment of approximately $261 million, including transmission and other related costs. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. A procedural schedule has been established, with a hearing in April 2018.

Dividends

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board.  Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities.  At its October 2017 meeting, the Board declared a dividend of $0.89 per share, an increase from the previous $0.87 quarterly dividend per share that Entergy has paid since the fourth quarter 2016.

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
	(In Millions)
Cash and cash equivalents at beginning of period	$1,188	$1,351

Cash flow provided by (used in):
Operating activities	1,713	2,252
Investing activities	(2,828)	(2,983)
Financing activities	473	687
Net decrease in cash and cash equivalents	(642)	(44)

Cash and cash equivalents at end of period	$546	$1,307

Operating Activities

Net cash flow provided by operating activities decreased by $539 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to:

•	an increase of $182 million in spending on nuclear refueling outages in 2017 as compared to the same period in 2016;

•
lower Entergy Wholesale Commodities net revenue, excluding the effect of revenues resulting from the FitzPatrick reimbursement agreement with Exelon, in 2017 as compared to the same period in 2016, as discussed above. See Note 13 to the financial statements herein and Note 14 to the financial statements in the Form 10-K for discussion of the reimbursement agreement;

•
an increase of $95 million in severance and retention payments in 2017 as compared to the same period in 2016. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” above and in the Form 10-K for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet;

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements herein and in the Form 10-K for discussion of the settlement and refund;

•
proceeds of $23 million received in 2017 compared to proceeds of $64 million received in 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for discussion of the DOE litigation; and

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

•
a decrease due to the timing of recovery of fuel and purchased power costs in 2017 as compared to the same period in 2016. See Note 2 to the financial statements herein and in the Form 10-K for a discussion of fuel and purchased power cost recovery.

The decrease was partially offset by:

•
income tax refunds of $12 million in 2017 compared to income tax payments of $80 million in 2016. Entergy received income tax refunds in 2017 resulting from the carryback of net operating losses. Entergy made income tax payments in 2016 related to the effect of the 2006-2007 IRS audit and for jurisdictions that do not have net operating loss carryovers or jurisdictions in which the utilization of net operating loss carryovers are limited. See Note 3 to the financial statements in the Form 10-K for a discussion of the income tax audit; and

•
a decrease of $76 million in interest paid in 2017 as compared to the same period in 2016 primarily due to an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets. See Note 10 to the financial statements in the Form 10-K for a discussion of Entergy Louisiana’s purchase of a beneficial interest in the Waterford 3 leased assets.

Investing Activities

Net cash flow used in investing activities decreased $155 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the purchase of the Union Power Station for approximately $949 million in March 2016 and proceeds of $100 million from the sale in March 2017 of the FitzPatrick plant to Exelon. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase and Note 13 to the financial statements herein for a discussion of the sale of FitzPatrick.

The decrease was partially offset by:

•
an increase of $619 million in construction expenditures, primarily in the Utility business. The increase in construction expenditures in the Utility business is primarily due to an increase of $363 million in fossil-fueled generation construction expenditures primarily due to higher spending in 2017 on the St. Charles Power Station project and the Lake Charles Power Station project and a higher scope of work performed on various other fossil projects in 2017, an increase of $107 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2017, an increase of $87 million in distribution construction expenditures primarily due to a higher scope of work performed in 2017 as compared to the same period in 2016, an increase of $44 million in transmission construction expenditures primarily due to a higher scope of work performed in 2017 as compared to the same period in 2016, and an increase of $42 million in information technology construction expenditures primarily due to increased spending on advanced metering infrastructure;

•	$113 million in funds held on deposit for principal and interest payments due October 1, 2017;

•
proceeds of $25 million received in 2017 compared to proceeds of $122 million received in 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for discussion of the DOE litigation; and

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

Financing Activities

Net cash flow provided by financing activities decreased $214 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to:

•
long-term debt activity using approximately $309 thousand of cash in 2017 compared to providing approximately $1,279 million of cash in 2016. Included in the long-term debt activity is $550 million in 2017 and $655 million in 2016 for the repayment of borrowings on the Entergy Corporation long-term credit facility; and

•	a decrease of $87 million in 2017 in short-term borrowings by the nuclear fuel company variable interest entities.

The decrease was partially offset by:

•	Entergy’s net issuances of $928 million of commercial paper in 2017 compared to net repayments of $158 million of commercial paper in 2016; and

•	the redemptions of Entergy Arkansas’s $75 million of 6.45% Series preferred stock and $10 million of 6.08% Series preferred stock in 2016.

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

Market and Credit Risk Sensitive Instruments

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  In addition to selling the energy produced by its plants, Entergy Wholesale Commodities sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of September 30, 2017 (2017 represents the remainder of the year):

Entergy Wholesale Commodities Nuclear Portfolio

	2017	2018	2019	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	88%	98%	70%	38%	70%	67%
Firm LD (c)	9%	8%	—%	—%	—%	—%
Offsetting positions (d)	(9%)	(9%)	—%	—%	—%	—%
Total	88%	97%	70%	38%	70%	67%
Planned generation (TWh) (e) (f)	7.6	28.0	25.5	17.9	9.7	2.8
Average revenue per MWh on contracted volumes:
Minimum	$39.8	$38.9	$43.3	$55.3	$59.8	$58.8
Expected based on market prices as of September 30, 2017	$39.8	$38.9	$43.3	$55.3	$59.8	$58.8
Sensitivity: -/+ $10 per MWh market price change	$39.8-$39.9	$38.9	$43.3	$55.3	$59.8	$58.8

Capacity
Percent of capacity sold forward (g):
Bundled capacity and energy contracts (h)	23%	22%	25%	36%	69%	99%
Capacity contracts (i)	38%	21%	10%	—%	—%	—%
Total	61%	43%	35%	36%	69%	99%
Planned net MW in operation (average) (f)	3,568	3,568	3,167	2,195	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$8.3	$9.1	$10.5	$—	$—	$—

Total Nuclear Energy and Capacity Revenues (j)
Expected sold and market total revenue per MWh	$44.5	$46.7	$46.8	$49.1	$56.3	$47.7
Sensitivity: -/+ $10 per MWh market price change	$43.3-$45.7	$46.6-$46.7	$43.8-$49.8	$43.3-$55.0	$53.3-$59.3	$44.3-$51.0

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

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

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

(f)
Assumes the planned shutdown of Pilgrim on May 31, 2019, planned shutdown of Indian Point 2 on April 30, 2020, planned shutdown of Indian Point 3 on April 30, 2021, and planned shutdown of Palisades in the spring of 2022, and reflects the sale of FitzPatrick in March 2017. Assumes NRC license renewals for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015 and now operating under its period of extended operations while its application is pending). For a discussion regarding the planned shutdown of the Pilgrim, Indian Point 2, Indian Point 3, and Palisades plants, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” above and in the Form 10-K. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Its Nuclear Power Plants” above and in the Form 10-K.

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on September 30, 2017 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of $9 million for the remainder of 2017. As of September 30, 2016, a positive $10 per MWh change would have had a corresponding effect on pre-tax income of $20 million for the remainder of 2016.  A negative $10 per MWh change in the annual average energy price in the markets based on September 30, 2017 market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax net income of ($9) million for the remainder of 2017. As of September 30, 2016, a negative $10 per MWh change would have had a corresponding effect on pre-tax income of ($10) million for the remainder of 2016.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At September 30, 2017, based on power prices at that time, Entergy had liquidity exposure of $105 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $9 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of September 30, 2017, Entergy would have been required to provide approximately $50 million of additional cash or letters of credit under some of the agreements. As of September 30, 2017, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $295 million for a $1 per MMBtu increase in gas prices in both the short-and long-term markets.

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

As of September 30, 2017, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

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

As discussed in the Form 10-K, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” is effective for Entergy for the first quarter 2018.  Entergy has selected the modified retrospective transition method. Entergy’s evaluation of ASU 2014-09 has not identified any effects that it expects will affect materially its results of operations, financial position, or cash flows, other than changes in required financial statement disclosures. Entergy continues to monitor the development and finalization of industry-specific application guidance that could have an effect on this assessment.

As discussed in the Form 10-K, ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” is effective for Entergy for the first quarter 2018. The ASU requires entities to recognize the income tax consequences of intra-entity asset transfers, other than inventory, at the time the transfer occurs.  Entergy is evaluating the ASU and currently expects to record a cumulative-effect adjustment to retained earnings as of January 1, 2018.

As discussed in the Form 10-K, ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” is effective for Entergy for the first quarter 2018. Unrealized gains and losses on investments in equity securities held by the nuclear decommissioning trust funds will be required

Entergy Corporation and Subsidiaries
Management's Financial Discussion and Analysis

to be recorded in earnings rather than in other comprehensive income. In accordance with the regulatory treatment of the decommissioning trust funds of Entergy Arkansas, Entergy Louisiana, and System Energy, an offsetting amount of unrealized gains/losses will continue to be recorded in other regulatory liabilities/assets. Entergy expects to record an adjustment to retained earnings as of January 1, 2018 for the cumulative effect of the unrealized gains and losses on investments in equity securities held by the decommissioning trust funds that do not meet the criteria for regulatory accounting treatment.

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

In August 2017 the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The ASU makes a number of amendments to hedge accounting, most significantly changing the recognition and presentation of highly effective hedges.  Upon adoption of the standard there will no longer be separate recognition or presentation of the ineffective portion of highly effective hedges.  In addition, the ASU allows entities to designate a contractually-specified component as the hedged risk, simplifies the process for assessing the effectiveness of hedges, and adds additional disclosure requirements for hedges.  ASU 2017-12 is effective for Entergy for the first quarter 2019, with early adoption permitted.  Entergy expects that ASU 2017-12 will affect its net income by eliminating volatility in earnings related to the ineffective portion of designated hedges on nuclear power sales.  Entergy is evaluating ASU 2017-12 for other effects on its results of operations, financial position, or cash flows.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$2,793,798	$2,624,562	$7,056,758	$6,760,054
Natural gas	26,585	24,796	100,011	95,530
Competitive businesses	423,245	475,345	1,293,867	1,341,534
TOTAL	3,243,628	3,124,703	8,450,636	8,197,118

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	612,950	460,990	1,426,462	1,347,422
Purchased power	408,140	375,107	1,182,404	880,102
Nuclear refueling outage expenses	43,273	56,675	124,126	154,951
Other operation and maintenance	804,535	833,176	2,492,379	2,324,350
Asset write-offs, impairments, and related charges	16,221	18,841	421,584	33,170
Decommissioning	95,392	85,266	310,062	230,519
Taxes other than income taxes	159,474	149,076	469,090	448,103
Depreciation and amortization	354,739	340,399	1,052,332	1,010,339
Other regulatory charges (credits)	19,435	33,113	(59,314)	55,626
TOTAL	2,514,159	2,352,643	7,419,125	6,484,582

Gain on sale of assets	—	—	16,270	—

OPERATING INCOME	729,469	772,060	1,047,781	1,712,536

OTHER INCOME
Allowance for equity funds used during construction	24,338	15,451	65,722	48,242
Interest and investment income	58,332	37,534	194,978	116,662
Miscellaneous - net	(1,801)	(6,740)	(3,172)	(25,702)
TOTAL	80,869	46,245	257,528	139,202

INTEREST EXPENSE
Interest expense	178,391	174,902	522,857	526,344
Allowance for borrowed funds used during construction	(11,492)	(7,707)	(31,057)	(24,520)
TOTAL	166,899	167,195	491,800	501,824

INCOME BEFORE INCOME TAXES	643,439	651,110	813,509	1,349,914

Income taxes	241,795	257,906	(87,555)	148,879

CONSOLIDATED NET INCOME	401,644	393,204	901,064	1,201,035

Preferred dividend requirements of subsidiaries	3,446	5,034	10,338	15,586

NET INCOME ATTRIBUTABLE TO ENTERGY CORPORATION	$398,198	$388,170	$890,726	$1,185,449

Earnings per average common share:
Basic	$2.22	$2.17	$4.96	$6.63
Diluted	$2.21	$2.16	$4.94	$6.60
Dividends declared per common share	$0.87	$0.85	$2.61	$2.55

Basic average number of common shares outstanding	179,563,819	179,023,351	179,458,914	178,804,148
Diluted average number of common shares outstanding	180,464,069	179,990,888	180,163,074	179,490,060

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(In Thousands)

Net Income	$401,644	$393,204	$901,064	$1,201,035

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss) (net of tax expense (benefit) of $7,062, $11,172, $17,387, and ($28,605))	13,213	20,972	32,634	(52,575)
Pension and other postretirement liabilities (net of tax expense of $6,818, $4,064, $19,034, and $7,101)	12,297	5,044	31,845	17,649
Net unrealized investment gains (net of tax expense of $30,644, $20,635, $72,808, and $58,508)	33,395	21,367	82,918	65,391
Foreign currency translation (net of tax benefit of $-, $48, $403, and $688)	—	(92)	(748)	(1,280)
Other comprehensive income	58,905	47,291	146,649	29,185

Comprehensive Income	460,549	440,495	1,047,713	1,230,220
Preferred dividend requirements of subsidiaries	3,446	5,034	10,338	15,586
Comprehensive Income Attributable to Entergy Corporation	$457,103	$435,461	$1,037,375	$1,214,634

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Consolidated net income	$901,064	$1,201,035
Adjustments to reconcile consolidated net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	1,561,565	1,548,872
Deferred income taxes, investment tax credits, and non-current taxes accrued	(90,607)	119,603
Asset write-offs, impairments, and related charges	241,838	33,170
Gain on sale of assets	(16,270)	—
Changes in working capital:
Receivables	(198,029)	(270,847)
Fuel inventory	20,746	28,900
Accounts payable	(75,962)	99,933
Taxes accrued	66,895	29,429
Interest accrued	(6,111)	(13,487)
Deferred fuel costs	(117,636)	(159,592)
Other working capital accounts	(81,779)	(78,553)
Changes in provisions for estimated losses	(10,073)	2,760
Changes in other regulatory assets	117,430	164,716
Changes in other regulatory liabilities	22,124	110,999
Changes in pensions and other postretirement liabilities	(354,297)	(305,200)
Other	(268,147)	(259,343)
Net cash flow provided by operating activities	1,712,751	2,252,395

INVESTING ACTIVITIES
Construction/capital expenditures	(2,622,104)	(2,003,427)
Allowance for equity funds used during construction	66,437	48,807
Nuclear fuel purchases	(226,054)	(160,343)
Payment for purchase of plant	—	(949,329)
Proceeds from sale of assets	100,000	—
Insurance proceeds received for property damages	26,157	—
Changes in securitization account	(6,494)	(3,911)
Payments to storm reserve escrow account	(1,925)	(1,203)
Receipts from storm reserve escrow account	8,836	—
Decreases (increases) in other investments	(112,217)	12,374
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	25,493	122,488
Proceeds from nuclear decommissioning trust fund sales	1,902,783	1,796,566
Investment in nuclear decommissioning trust funds	(1,988,634)	(1,844,514)
Net cash flow used in investing activities	(2,827,722)	(2,982,492)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,222,606	5,508,461
Treasury stock	15,121	33,120
Retirement of long-term debt	(1,222,915)	(4,229,599)
Repurchase/redemption of preferred stock	—	(85,283)
Changes in credit borrowings and commercial paper - net	937,677	(60,985)
Other	(337)	(6,204)
Dividends paid:
Common stock	(468,396)	(455,993)
Preferred stock	(10,338)	(16,947)
Net cash flow provided by financing activities	473,418	686,570

Net decrease in cash and cash equivalents	(641,553)	(43,527)

Cash and cash equivalents at beginning of period	1,187,844	1,350,961

Cash and cash equivalents at end of period	$546,291	$1,307,434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$507,912	$584,362
Income taxes	($11,883)	$79,988

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$87,297	$129,579
Temporary cash investments	458,994	1,058,265
Total cash and cash equivalents	546,291	1,187,844
Accounts receivable:
Customer	754,484	654,995
Allowance for doubtful accounts	(13,569)	(11,924)
Other	152,329	158,419
Accrued unbilled revenues	420,099	368,677
Total accounts receivable	1,313,343	1,170,167
Deferred fuel costs	185,066	108,465
Fuel inventory - at average cost	158,854	179,600
Materials and supplies - at average cost	719,782	698,523
Deferred nuclear refueling outage costs	181,571	146,221
Prepayments and other	366,324	193,448
TOTAL	3,471,231	3,684,268

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	198	198
Decommissioning trust funds	6,982,928	5,723,897
Non-utility property - at cost (less accumulated depreciation)	252,621	233,641
Other	447,349	469,664
TOTAL	7,683,096	6,427,400

PROPERTY, PLANT, AND EQUIPMENT
Electric	46,190,075	45,191,216
Property under capital lease	618,321	619,527
Natural gas	435,313	413,224
Construction work in progress	2,191,320	1,378,180
Nuclear fuel	905,837	1,037,899
TOTAL PROPERTY, PLANT, AND EQUIPMENT	50,340,866	48,640,046
Less - accumulated depreciation and amortization	21,380,100	20,718,639
PROPERTY, PLANT, AND EQUIPMENT - NET	28,960,766	27,921,407

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	775,148	761,280
Other regulatory assets (includes securitization property of $513,223 as of September 30, 2017 and $600,996 as of December 31, 2016)	4,638,615	4,769,913
Deferred fuel costs	239,248	239,100
Goodwill	377,172	377,172
Accumulated deferred income taxes	123,953	117,885
Other	129,213	1,606,009
TOTAL	6,283,349	7,871,359

TOTAL ASSETS	$46,398,442	$45,904,434

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$869,207	$364,900
Notes payable and commercial paper	1,352,688	415,011
Accounts payable	1,105,038	1,285,577
Customer deposits	403,262	403,311
Taxes accrued	248,009	181,114
Interest accrued	181,118	187,229
Deferred fuel costs	61,867	102,753
Obligations under capital leases	2,043	2,423
Pension and other postretirement liabilities	64,904	76,942
Other	172,735	180,836
TOTAL	4,460,871	3,200,096

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	7,538,630	7,495,290
Accumulated deferred investment tax credits	219,892	227,147
Obligations under capital leases	22,783	24,582
Other regulatory liabilities	1,595,053	1,572,929
Decommissioning and asset retirement cost liabilities	6,116,010	5,992,476
Accumulated provisions	471,383	481,636
Pension and other postretirement liabilities	2,693,751	3,036,010
Long-term debt (includes securitization bonds of $582,274 as of September 30, 2017 and $661,175 as of December 31, 2016)	13,977,522	14,467,655
Other	409,125	1,121,619
TOTAL	33,044,149	34,419,344

Commitments and Contingencies

Subsidiaries' preferred stock without sinking fund	203,185	203,185

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2017 and in 2016	2,548	2,548
Paid-in capital	5,420,608	5,417,245
Retained earnings	8,617,901	8,195,571
Accumulated other comprehensive income (loss)	111,678	(34,971)
Less - treasury stock, at cost (75,127,186 shares in 2017 and 75,623,363 shares in 2016)	5,462,498	5,498,584
TOTAL	8,690,237	8,081,809

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$46,398,442	$45,904,434

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2015	$—	$2,548	($5,552,379)	$5,403,758	$9,393,913	$8,951	$9,256,791

Consolidated net income (a)	15,586	—	—	—	1,185,449	—	1,201,035
Other comprehensive income	—	—	—	—	—	29,185	29,185
Preferred stock repurchases / redemptions	—	—	—	—	(283)	—	(283)
Common stock issuances related to stock plans	—	—	53,684	229	—	—	53,913
Common stock dividends declared	—	—	—	—	(455,993)	—	(455,993)
Preferred dividend requirements of subsidiaries (a)	(15,586)	—	—	—	—	—	(15,586)

Balance at September 30, 2016	$—	$2,548	($5,498,695)	$5,403,987	$10,123,086	$38,136	$10,069,062

Balance at December 31, 2016	$—	$2,548	($5,498,584)	$5,417,245	$8,195,571	($34,971)	$8,081,809

Consolidated net income (a)	10,338	—	—	—	890,726	—	901,064
Other comprehensive income	—	—	—	—	—	146,649	146,649
Common stock issuances related to stock plans	—	—	36,086	3,363	—	—	39,449
Common stock dividends declared	—	—	—	—	(468,396)	—	(468,396)
Preferred dividend requirements of subsidiaries (a)	(10,338)	—	—	—	—	—	(10,338)

Balance at September 30, 2017	$—	$2,548	($5,462,498)	$5,420,608	$8,617,901	$111,678	$8,690,237

See Notes to Financial Statements.

(a) Consolidated net income and preferred dividend requirements of subsidiaries for 2017 and 2016 include $10.3 million and $15.6 million, respectively, of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented within equity.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$1,107	$1,106	$1	—
Commercial	721	678	43	6
Industrial	721	616	105	17
Governmental	62	58	4	7
Total retail	2,611	2,458	153	6
Sales for resale	78	67	11	16
Other	105	100	5	5
Total	$2,794	$2,625	$169	6

Utility billed electric energy sales (GWh):
Residential	10,833	11,817	(984)	(8)
Commercial	8,271	8,650	(379)	(4)
Industrial	12,503	12,017	486	4
Governmental	682	703	(21)	(3)
Total retail	32,289	33,187	(898)	(3)
Sales for resale	3,387	2,733	654	24
Total	35,676	35,920	(244)	(1)

Entergy Wholesale Commodities:
Operating Revenues	$423	$475	($52)	(11)
Billed Electric Energy Sales (GWh)	8,234	9,372	(1,138)	(12)

	Nine Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars in Millions)
Utility electric operating revenues:
Residential	$2,560	$2,517	$43	2
Commercial	1,861	1,759	102	6
Industrial	1,937	1,727	210	12
Governmental	172	161	11	7
Total retail	6,530	6,164	366	6
Sales for resale	202	194	8	4
Other	325	402	(77)	(19)
Total	$7,057	$6,760	$297	4

Utility billed electric energy sales (GWh):
Residential	25,810	27,035	(1,225)	(5)
Commercial	21,595	21,938	(343)	(2)
Industrial	35,829	34,581	1,248	4
Governmental	1,885	1,912	(27)	(1)
Total retail	85,119	85,466	(347)	—
Sales for resale	8,255	9,452	(1,197)	(13)
Total	93,374	94,918	(1,544)	(2)

Entergy Wholesale Commodities:
Operating revenues	$1,294	$1,342	($48)	(4)
Billed electric energy sales (GWh)	22,616	26,484	(3,868)	(15)

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

As discussed in the Form 10-K, in April 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $42 million in favor of Entergy Louisiana and against the DOE in the first round River Bend damages case, reserving the issue of cask loading costs pending resolution of the appeal on the same issues in the Entergy Arkansas and System Energy cases. Entergy Louisiana received payment from the U.S. Treasury in August 2016. In September 2016 the U.S. Court of Federal Claims issued a further judgment in the River Bend case in the amount of $5 million. Entergy Louisiana received payment from the U.S. Treasury in January 2017. The River Bend damages awarded included $2 million related to costs previously recorded as nuclear fuel expense and $3 million related to costs previously recorded as other operation and maintenance expense.

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

As discussed in the Form 10-K, in October 2016 the U.S. Court of Federal Claims issued a judgment in the second round Entergy Nuclear Indian Point 2 case in the amount of $34 million, including $14 million related to costs previously capitalized, $15 million related to costs previously recorded as other operation and maintenance expense,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

$3 million related to previously recorded decommissioning expense, and $2 million related to costs previously recorded as taxes other than income taxes. Entergy Nuclear Indian Point 2 recorded a receivable for that amount, and subsequently received payment from the U.S. Treasury in January 2017.

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

Entergy Louisiana

As discussed in the Form 10-K, in June 2016 the LPSC staff provided notice of audits of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. The audit included a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2014 through

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015 and charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2012 through 2015. Discovery commenced in March 2017.

As discussed in the Form 10-K, in April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit included a review of the reasonableness of the charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009. In December 2016 the LPSC opened a new docket in order to resolve an issue regarding the proper methodology for the recovery of nuclear dry fuel storage costs. In October 2017 the LPSC approved the continued recovery of the nuclear dry fuel storage costs through the fuel adjustment clause, resolving the open issue in the audit.

Entergy Mississippi

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, breach of good faith and fair dealing, and requesting an accounting and restitution. The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand. The defendants have denied the allegations. In June 2017 the District Court issued a case management order setting a trial date in November 2018. Discovery is currently in progress.

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

In June 2017, Entergy Texas filed an application for a fuel refund of approximately $30.7 million for the months of December 2016 through April 2017. For most customers, the refunds flowed through bills for the months of July 2017 through September 2017. The fuel refund was approved by the PUCT in August 2017.

Retail Rate Proceedings

See Note 2 to the financial statements in the Form 10-K for detailed information regarding retail rate proceedings involving the Utility operating companies.  The following are updates to that information.

Filings with the APSC

2016 Formula Rate Plan Filing

As discussed in the Form 10-K, Entergy Arkansas is required to make a supplemental filing supporting the recovery of certain nuclear costs. In April 2017, Entergy Arkansas filed a motion consented to by all parties requesting that it be permitted to submit its supplemental filing in conjunction with its 2017 formula rate plan filing, which was subsequently made in July 2017 and is discussed below. In May 2017 the APSC approved the joint motion and proposal to review Entergy Arkansas’s supplemental filing on a concurrent schedule with the 2017 formula rate plan filing. In doing so, however, the APSC noted that a determination of whether the supplemental information supporting certain nuclear expenditures will be considered in the hearing for the 2017 formula rate plan filing or a separate hearing will be made at a later time. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

approve a unanimous settlement agreement resolving all issues in the docket and providing for recovery of the 2017 and 2018 nuclear costs.

2017 Formula Rate Plan Filing

In July 2017, Entergy Arkansas filed with the APSC its 2017 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2018 test period to be below the formula rate plan bandwidth.  The filing projected a $129.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%.  Entergy Arkansas’s formula rate plan is subject to a four percent annual revenue constraint and the projected annual revenue requirement increase exceeds the four percent, resulting in a proposed increase for the 2017 formula rate plan of $70.9 million. In October 2017, Entergy Arkansas filed with the APSC revised formula rate plan attachments that projected a $126.2 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors. The revised formula rate plan filing included a proposed $71.1 million revenue requirement increase based on a revision to the four percent cap calculation. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the docket and providing for recovery of the 2017 and 2018 nuclear costs. The settlement agreement does not affect Entergy Arkansas’s proposed $71.1 million revenue requirement increase. If a final order is not issued by December 13, 2017, the proposed formula rate plan adjustment will become effective January 2, 2018, subject to refund.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of advanced metering infrastructure is in the public interest. In June 2017 the APSC staff and Arkansas Attorney General filed direct testimony. The APSC staff generally supported Entergy Arkansas’s AMI deployment conditioned on various recommendations. The Arkansas Attorney General’s consultant primarily recommended denial of Entergy Arkansas’s application but alternatively suggested recommendations in the event the APSC approves Entergy Arkansas’s proposal. Entergy Arkansas filed rebuttal testimony in June 2017, substantially accepting the APSC staff’s recommendations. In August 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement. Also in August 2017 supplemental testimony was filed and a settlement hearing was held. In October 2017 the APSC issued an order finding that Entergy Arkansas’s AMI deployment is in the public interest and approving the settlement agreement subject to a minor modification. Entergy Arkansas expects to recover the undepreciated balance of its existing meters through a regulatory asset to be amortized over 15 years.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In November 2016, Entergy Louisiana filed with the LPSC a request to extend the MISO cost recovery mechanism rider provision of its formula rate plan. In March 2017 the LPSC staff submitted direct testimony generally supportive of a one-year extension of the MISO cost recovery mechanism and the intervenor in the proceeding did not oppose an extension for this period of time. In June 2017 an uncontested joint stipulation authorizing a one-year extension of the MISO cost recovery mechanism rider was filed and the LPSC approved the stipulation in July 2017.

2016 Formula Rate Plan Filing

In May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. The evaluation report reflects an earned return on common equity of 9.84%. As such, no adjustment to base formula rate plan revenue is required. The following adjustments, however, are required under the formula rate plan. The 2016 formula rate plan evaluation report shows a decrease in formula rate plan revenue of approximately $16.9 million, comprised of a decrease in legacy Entergy Louisiana formula rate plan revenue of $3.5 million, a decrease in legacy Entergy Gulf States Louisiana formula rate plan revenue of $9.7 million, and a decrease in incremental formula rate plan revenue of $3.7 million. Additionally, the formula rate plan evaluation report calls for a decrease of $40.5 million in the MISO cost recovery revenue requirement from the current level of $46.8 million to $6.3 million. Rates reflecting these adjustments were implemented with the first billing cycle of September 2017, subject to refund, pending the review proceedings. Parties have intervened in the proceedings. No procedural schedule has been established. In September 2017 the LPSC issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report are required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report.

Formula Rate Plan Extension Request

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications of its terms.  Those modifications include: a one-time resetting of base rates to the midpoint of the band at Entergy Louisiana’s authorized return on equity of 9.95% for the 2017 test year; narrowing of the formula rate plan bandwidth from a total of 160 basis points to 80 basis points; and a forward-looking mechanism that would allow Entergy Louisiana to recover certain transmission-related costs contemporaneously with when those projects begin delivering benefits to customers.  Entergy Louisiana has requested that the LPSC consider its request on an expedited basis and render a decision by December 2017, in an effort to maintain Entergy Louisiana’s current cycle for implementing rate adjustments, i.e., September 2018, without the need for filing a full base rate case proceeding.

Waterford 3 Replacement Steam Generator Project

See Note 2 to the financial statements in the Form 10-K for discussion of the Waterford 3 replacement steam generator project prudence review proceeding. The refund to customers of approximately $71 million as a result of the settlement approved by the LPSC was made in January 2017. Following a review by the parties, an unopposed joint report of proceedings was filed by the LPSC staff and Entergy Louisiana in May 2017. In May 2017 the LPSC accepted the joint report of proceedings resolving the matter.

Deactivation or Retirement Decisions for Entergy Louisiana Plants

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties have requested further proceedings on the prudence of the decision to deactivate Willow Glen 2 and 4. No party contests the prudence of the decision to deactivate Willow Glen 2 and 4 or suggests reactivation of these units; however, issues

Entergy Corporation and Subsidiaries
Notes to Financial Statements

have been raised related to Entergy Louisiana’s decision to give up its transmission service rights in MISO for Willow Glen 2 and 4 rather than placing the units into suspended status for the three-year term permitted by MISO.  An evidentiary hearing was held in August 2017 and post-hearing briefs were submitted in October 2017. A decision is expected in 2018.

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

In connection with the joint report of proceedings accepted by the LPSC, in May 2017, Entergy Louisiana filed an application to initiate a separate proceeding to recover the deferred operation and maintenance expenses of $1.4 million incurred to restore service and repair damage resulting from flooding and widespread rainfall in southeast Louisiana that occurred in August 2016 through the extraordinary cost provision of the gas rate stabilization plan. The LPSC staff submitted its direct testimony in the proceeding recommending recovery of $0.9 million. The procedural schedule includes a hearing in February 2018.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. The parties reached an uncontested stipulation permitting implementation of Entergy Louisiana’s proposed AMI system, with modifications to the proposed customer charge. The stipulation also confirmed that Entergy Louisiana shall continue to include in rate base the remaining book value of the existing electric meters and also to depreciate those assets using current depreciation rates. In July 2017 the LPSC approved the stipulation.

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

Filings with the City Council

Retail Rates

As discussed in the Form 10-K, in February 2017, Entergy New Orleans filed a proposed implementation plan for the Energy Smart program from April 2017 through March 2020. As part of the proposal, Entergy New Orleans requested that the City Council identify its desired level of funding for the program during this time period and approve a cost recovery mechanism. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. In September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program costs during the period between when existing funds directed to Energy Smart programs are depleted (estimated to be June 2018) and when new rates from the anticipated 2018 combined rate case, which will include a cost recovery mechanism for Energy Smart funding, take effect (estimated to be August 2019).  Entergy New Orleans requested that the City Council approve a cost recovery mechanism prior to June 2018.

Internal Restructuring

As discussed in the Form 10-K, in July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy New Orleans to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. In May 2017 the City Council adopted a resolution approving the proposed internal restructuring pursuant to an agreement in principle with the City Council advisors and certain intervenors. Pursuant to the agreement in principle, Entergy New Orleans will credit retail customers $10 million in 2017, $1.4 million in the first quarter of the year after the transaction closes, and $117,500 each month in the second year after the transaction closes until such time as new base rates go into effect as a result of the anticipated 2018 base rate case. Entergy New Orleans began crediting retail customers in June 2017. In June 2017 the FERC approved the transaction and, pursuant to the agreement in principle, Entergy New Orleans will provide additional credits to retail customers of $5 million in each of the years 2018, 2019, and 2020. Entergy New Orleans expects to complete the internal restructuring in fourth quarter 2017.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest. In April 2017, Entergy New Orleans received intervenor testimony that was generally supportive of AMI deployment. The City Council’s advisors filed testimony in May 2017 recommending the adoption of AMI subject to certain modifications, including the denial of Entergy New Orleans’s proposed customer charge as a cost recovery mechanism. In June 2017 the procedural schedule was suspended to allow for settlement discussions. A

Entergy Corporation and Subsidiaries
Notes to Financial Statements

status conference was held in October 2017, and the parties set another status conference for February 2018 with the intent to continue to pursue settlement in the interim.

Filings with the PUCT

Retail Rates

2011 Rate Case

See Note 2 to the financial statements in the Form 10-K for discussion of Entergy Texas’s 2011 rate case. As discussed in the Form 10-K, several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced in the Form 10-K, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Oral argument before the court panel was held in September 2015. In April 2016 the Third Court of Appeals issued its opinion affirming the District Court’s decision on all points. Entergy Texas and other parties petitioned the Texas Supreme Court to hear its appeal of the Third Court’s ruling. In September 2017 the Texas Supreme Court denied the petitions for review. Entergy Texas filed a motion for rehearing of the Texas Supreme Court’s denial of the petition for review. That motion is pending.

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

In June 2017, Entergy Texas filed an application to amend its distribution cost recovery factor (DCRF) rider by increasing the total collection from $8.65 million to approximately $19 million. In July 2017, Entergy Texas, the PUCT, and the parties in the proceeding entered into an unopposed stipulation and settlement agreement resulting in an amended DCRF annual revenue requirement of $18.3 million, with the resulting rates effective for usage no later than October 1, 2017. In September 2017 the PUCT issued its final order approving the unopposed stipulation and settlement agreement. The amended DCRF rider rates became effective for usage on and after September 1, 2017.

Advanced Metering Infrastructure (AMI) Filing

In April 2017 the Texas legislature enacted legislation that extends statutory support for AMI deployment to Entergy Texas and directs that if Entergy Texas elects to deploy AMI, it shall do so as rapidly as practicable. In July 2017, Entergy Texas filed an application seeking an order from the PUCT approving Entergy Texas’s deployment of AMI. Entergy Texas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Texas’s modernized power grid. The filing identified a number of quantified and unquantified benefits, with Entergy Texas showing that its AMI deployment is expected to produce nominal net operational cost savings to customers of $33 million. Entergy Texas also sought to continue to include in rate base the remaining book value, approximately $41 million at December 31, 2016, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Texas proposed a seven-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Entergy Texas also proposed a surcharge tariff to recover the reasonable and necessary costs it has and will incur under the deployment plan for the full deployment of advanced meters. Further, Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Texas is seeking approval of fees that would be charged to customers who choose to opt out of receiving service through an advanced meter and instead receive electric service with a non-standard meter. Subject to approval by the PUCT, deployment of the communications network is expected to begin in 2018. In October 2017, Entergy Texas and other parties entered into and filed an unopposed stipulation and settlement agreement. PUCT action on the stipulation and settlement agreement remains pending. Entergy Texas expects a decision from the PUCT by December 2017.

Storm Cost Recovery

Entergy Mississippi

See Note 2 to the financial statements in the Form 10-K for discussion of Entergy Mississippi’s storm damage provision. As of July 31, 2017, the balance in Entergy Mississippi’s accumulated storm damage provision was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with September 2017 bills.

System Agreement Cost Equalization Proceedings

See Note 2 to the financial statements in the Form 10-K for a discussion of the proceedings regarding the System Agreement, including the LPSC’s petition for review of the FERC’s October 2011 and February 2014 orders with the U.S. Court of Appeals for the D.C. Circuit. In August 2017 the D.C. Circuit issued a decision addressing the LPSC’s appeal of the FERC’s October 2011 and February 2014 orders. On the issue of the FERC’s implementation of the prospective remedy as of June 2005 and whether the bandwidth remedy should be extended for an additional 17 months in years 2004-2005, the D.C. Circuit affirmed the FERC’s implementation of the remedy and denied the LPSC’s appeal. On the issue of whether the operating companies should be required to issue refunds for the 20-month period from September 2001 to May 2003, the D.C. Circuit granted the FERC’s request for agency reconsideration and remanded that issue back to the FERC for further proceedings as requested by all parties to the appeal.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order arguing that payments made by Entergy Arkansas should be reduced as a result of the timing of the LPSC’s approval of certain contracts. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order. In September 2017 the FERC issued an order denying the request for rehearing on the issue of whether any payments by Entergy Arkansas to the other Utility operating companies should be reduced due to the timing of the LPSC’s approval of Entergy Arkansas’s wholesale baseload contract with Entergy Louisiana.

Pursuant to the procedural schedule established in the case, Entergy Services re-ran intra-system bills for the ten-year period 2000-2009 to quantify the effects of the FERC's ruling. In November 2016 the LPSC submitted testimony disputing certain aspects of the calculations, and Entergy Services submitted answering testimony in January 2017. In February 2017 the FERC staff filed testimony and Entergy Services filed responsive testimony. In March 2017 the LPSC filed rebuttal testimony. A hearing was held in May 2017. In July 2017 the ALJ issued an initial decision concluding that Entergy Arkansas should pay $86 million plus interest to the other Utility operating companies. In August 2017 the Utility operating companies, the LPSC, the APSC, and FERC staff filed individual briefs on exceptions challenging various aspects of the initial decision. In September 2017 the Utility operating companies, the LPSC, the APSC, the MPSC, the City Council, and FERC staff filed separate briefs opposing exceptions taken by various parties. The case is pending before the FERC. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing the initial decision and Entergy submits a subsequent filing to comply with that order.

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

Complaint Against System Energy

In January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%. The complaint alleges that the return on equity is unjust and unreasonable because current capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017 as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. In September 2017 the FERC established a refund effective date of January 23, 2017, consolidated the return on equity complaint proceeding with the proceeding related to System Energy’s Unit Power Sales Agreement amendments, discussed below, and directed the parties to engage in settlement proceedings before an ALJ. If the parties fail to come to an agreement during settlement proceedings, a prehearing conference will be held to establish a procedural schedule for hearing proceedings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In September 2017 the FERC accepted System Energy’s proposed Unit Power Sales Agreement amendments, subject to further proceedings to consider the justness and reasonableness of the amendments. Because the amendments propose a rate decrease, the FERC also initiated an investigation under Section 206 of the Federal Power Act to determine if the rate decrease should be lower than proposed. The FERC accepted the proposed amendments effective October 1, 2017, subject to refund pending the outcome of the further settlement and/or hearing proceedings, and established a refund effective date of October 11, 2017 with respect to the rate decrease. The FERC also consolidated the Unit Power Sales Agreement amendment proceeding with the proceeding related to the complaint filed by the APSC and MPSC, discussed above, and directed the parties to engage in settlement proceedings before an ALJ. If the parties fail to come to an agreement during settlement proceedings, a prehearing conference will be held to establish a procedural schedule for hearing proceedings.

NOTE 3.  EQUITY (Entergy Corporation and Entergy Louisiana)

Common Stock

Earnings per Share

The following table presents Entergy’s basic and diluted earnings per share calculations included on the consolidated income statements:

	For the Three Months Ended September 30,
	2017			2016
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$398.2	179.6	$2.22	$388.2	179.0	$2.17
Average dilutive effect of:
Stock options		0.2	—		0.3	—
Other equity plans		0.7	(0.01)		0.7	(0.01)
Diluted earnings per share	$398.2	180.5	$2.21	$388.2	180.0	$2.16

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 2.5 million for the three months ended September 30, 2017 and approximately 3.5 million for the three months ended September 30, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	For the Nine Months Ended September 30,
	2017			2016
	(In Millions, Except Per Share Data)
Basic earnings per share	Income	Shares	$/share	Income	Shares	$/share
Net income attributable to Entergy Corporation	$890.7	179.5	$4.96	$1,185.4	178.8	$6.63
Average dilutive effect of:
Stock options		0.2	(0.01)		0.2	(0.01)
Other equity plans		0.5	(0.01)		0.5	(0.02)
Diluted earnings per share	$890.7	180.2	$4.94	$1,185.4	179.5	$6.60

The number of stock options not included in the calculation of diluted common shares outstanding due to their antidilutive effect was approximately 3.3 million for the nine months ended September 30, 2017 and approximately 4.6 million for the nine months ended September 30, 2016.

Entergy’s stock options and other equity compensation plans are discussed in Note 5 to the financial statements herein and in Note 12 to the financial statements in the Form 10-K.

Treasury Stock

During the nine months ended September 30, 2017, Entergy Corporation issued 496,177 shares of its previously repurchased common stock to satisfy stock option exercises, vesting of shares of restricted stock, and other stock-based awards.  Entergy Corporation did not repurchase any of its common stock during the nine months ended September 30, 2017.

Retained Earnings

On October 27, 2017, Entergy Corporation’s Board of Directors declared a common stock dividend of $0.89 per share, payable on December 1, 2017, to holders of record as of November 9, 2017.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the three months ended September 30, 2017 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, July 1, 2017	$23,414	($449,898)	$479,257	$—	$52,773
Other comprehensive income (loss) before reclassifications	27,884	—	35,630	—	63,514
Amounts reclassified from accumulated other comprehensive income (loss)	(14,671)	12,297	(2,235)	—	(4,609)
Net other comprehensive income (loss) for the period	13,213	12,297	33,395	—	58,905
Ending balance, September 30, 2017	$36,627	($437,601)	$512,652	$—	$111,678

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

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the nine months ended September 30, 2017 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Beginning balance, January 1, 2017	$3,993	($469,446)	$429,734	$748	($34,971)
Other comprehensive income (loss) before reclassifications	88,550	—	109,372	(748)	197,174
Amounts reclassified from accumulated other comprehensive income (loss)	(55,916)	31,845	(26,454)	—	(50,525)
Net other comprehensive income (loss) for the period	32,634	31,845	82,918	(748)	146,649
Ending balance, September 30, 2017	$36,627	($437,601)	$512,652	$—	$111,678

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

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the three months ended September 30, 2017 and 2016:

	Pension and Other Postretirement Liabilities
	2017	2016
	(In Thousands)
Beginning balance, July 1,	($49,122)	($56,905)
Amounts reclassified from accumulated other comprehensive income (loss)	(370)	(232)
Net other comprehensive income (loss) for the period	(370)	(232)
Ending balance, September 30,	($49,492)	($57,137)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the nine months ended September 30, 2017 and 2016:

	Pension and Other Postretirement Liabilities
	2017	2016
	(In Thousands)
Beginning balance, January 1,	($48,442)	($56,412)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,050)	(725)
Net other comprehensive income (loss) for the period	(1,050)	(725)
Ending balance, September 30,	($49,492)	($57,137)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the three months ended September 30, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$22,756	$37,550	Competitive business operating revenues
Interest rate swaps	(185)	(334)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	22,571	37,216
	(7,900)	(13,026)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$14,671	$24,190

Pension and other postretirement liabilities
Amortization of prior-service credit	$6,565	$7,354	(a)
Amortization of loss	(21,480)	(15,183)	(a)
Settlement loss	(4,200)	(1,279)	(a)
Total amortization	(19,115)	(9,108)
	6,818	4,064	Income taxes
Total amortization (net of tax)	($12,297)	($5,044)

Net unrealized investment gain (loss)
Realized gain (loss)	$4,382	$3,279	Interest and investment income
	(2,147)	(1,607)	Income taxes
Total realized investment gain (loss) (net of tax)	$2,235	$1,672

Total reclassifications for the period (net of tax)	$4,609	$20,818

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the nine months ended September 30, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$86,678	$237,483	Competitive business operating revenues
Interest rate swaps	(654)	(1,104)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	86,024	236,379
	(30,108)	(82,733)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$55,916	$153,646

Pension and other postretirement liabilities
Amortization of prior-service credit	$19,691	$22,064	(a)
Amortization of loss	(64,605)	(45,535)	(a)
Settlement loss	(5,965)	(1,279)	(a)
Total amortization	(50,879)	(24,750)
	19,034	7,101	Income taxes
Total amortization (net of tax)	($31,845)	($17,649)

Net unrealized investment gain (loss)
Realized gain (loss)	$51,871	$13,129	Interest and investment income
	(25,417)	(6,433)	Income taxes
Total realized investment gain (loss) (net of tax)	$26,454	$6,696

Total reclassifications for the period (net of tax)	$50,525	$142,693

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the three months ended September 30, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$1,934	$1,947	(a)
Amortization of loss	(1,332)	(1,570)	(a)
Total amortization	602	377
	(232)	(145)	Income taxes
Total amortization (net of tax)	370	232

Total reclassifications for the period (net of tax)	$370	$232

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost.  See Note 6 to the financial statements herein for additional details.

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the nine months ended September 30, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)
Pension and other postretirement liabilities
Amortization of prior-service credit	$5,802	$5,841	(a)
Amortization of loss	(3,996)	(4,712)	(a)
Total amortization	1,806	1,129
	(756)	(404)	Income taxes
Total amortization (net of tax)	1,050	725

Total reclassifications for the period (net of tax)	$1,050	$725

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

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2022.  The facility permits the issuance of letters of credit against 50% of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the nine months ended September 30, 2017 was 2.50% on the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of September 30, 2017.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$150	$6	$3,344

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $1.5 billion.  At September 30, 2017, Entergy Corporation had $1.3 billion of commercial paper outstanding.  The weighted-average interest rate for the nine months ended September 30, 2017 was 1.45%.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of September 30, 2017 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of September 30, 2017	Letters of Credit Outstanding as of September 30, 2017
Entergy Arkansas	April 2018	$20 million (b)	2.49%	$—	$—
Entergy Arkansas	August 2022	$150 million (c)	2.49%	$—	$—
Entergy Louisiana	August 2022	$350 million (d)	2.49%	$—	$9.1 million
Entergy Mississippi	May 2018	$37.5 million (e)	2.74%	$—	$—
Entergy Mississippi	May 2018	$35 million (e)	2.74%	$—	$—
Entergy Mississippi	May 2018	$20 million (e)	2.74%	$—	$—
Entergy Mississippi	May 2018	$10 million (e)	2.74%	$—	$—
Entergy New Orleans	November 2018	$25 million (f)	2.71%	$—	$0.8 million
Entergy Texas	August 2022	$150 million (g)	2.74%	$—	$24.4 million

(a)	The interest rate is the rate as of September 30, 2017 that would most likely apply to outstanding borrowings under the facility.

(b)	Borrowings under the Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)	The credit facility permits the issuance of letters of credit against 50% of the borrowing capacity of the facility.

(d)	The credit facility permits the issuance of letters of credit against 50% of the borrowing capacity of the facility.

(e)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

(f)	The credit facility permits the issuance of letters of credit against $10 million of the borrowing capacity of the facility.

(g)	The credit facility permits the issuance of letters of credit against 50% of the borrowing capacity of the facility.

The commitment fees on the credit facilities range from 0.075% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization.  Each Registrant Subsidiary is in compliance with this covenant.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of September 30, 2017:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of September 30, 2017 (a)
Entergy Arkansas	$25 million	0.70%	$2 million
Entergy Louisiana	$125 million	0.70%	$38.5 million
Entergy Mississippi	$40 million	0.70%	$12.8 million
Entergy New Orleans	$15 million	0.75%	$7.1 million
Entergy Texas	$50 million	0.70%	$19.6 million

(a)
As of September 30, 2017, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Arkansas and $0.1 million for Entergy Mississippi. See Note 8 to the financial statements herein for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2019. In addition to borrowings from commercial banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of September 30, 2017 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$95
Entergy Louisiana	$450	$—
Entergy Mississippi	$175	$106
Entergy New Orleans	$100	$—
Entergy Texas	$200	$89
System Energy	$200	$—

Entergy Nuclear Vermont Yankee Credit Facilities

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $100 million, which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of September 30, 2017, $80 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the nine months ended September 30, 2017 was 2.56% on the drawn portion of the facility.

Entergy Nuclear Vermont Yankee also has an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million, which expires in January 2018.  Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides an additional funding source to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee.  As of September 30, 2017, there were no cash borrowings outstanding under the credit facility.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The rate as of September 30, 2017 that would most likely apply to outstanding borrowings under the facility was 2.73%.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements in the Form 10-K for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIEs).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper as of September 30, 2017 as follows:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of September 30, 2017
		(Dollars in Millions)
Entergy Arkansas VIE	May 2019	$80	2.49%	$23.3 (b)
Entergy Louisiana River Bend VIE	May 2019	$105	2.33%	$78.8
Entergy Louisiana Waterford VIE	May 2019	$85	2.55%	$76.9 (c)
System Energy VIE	May 2019	$120	2.44%	$81.8 (d)

(a)
Includes letter of credit fees and bank fronting fees on commercial paper issuances by the nuclear fuel company variable interest entities for Entergy Arkansas, Entergy Louisiana, and System Energy. The nuclear fuel company variable interest entity for Entergy Louisiana River Bend does not issue commercial paper, but borrows directly on its bank credit facility.

(b)
Includes borrowings on the credit facility and commercial paper. Commercial paper is classified as a current liability and the amount outstanding for Entergy Arkansas VIE as of September 30, 2017 was $8.3 million.

(c)
Includes borrowings on the credit facility and commercial paper. Commercial paper is classified as a current liability and the amount outstanding for Entergy Louisiana Waterford VIE as of September 30, 2017 was $40.6 million.

(d)
Includes borrowings on the credit facility and commercial paper. Commercial paper is classified as a current liability and the amount outstanding for System Energy VIE as of September 30, 2017 was $31.8 million.

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of September 30, 2017 as follows:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Debt Issuances and Retirements

(Entergy Arkansas)

In May 2017, Entergy Arkansas issued $220 million of 3.5% Series first mortgage bonds due April 2026. These bonds were a further issuance of the 3.5% Series first mortgage bonds issued in January 2016 and June 2016. Entergy Arkansas used a portion of the proceeds from the May 2017 issuance for general corporate purposes and used the remainder of the proceeds to pay, at maturity, its $54.7 million of 1.55% pollution control revenue refunding bonds due October 2017.

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

(System Energy)

In February 2017 the System Energy nuclear fuel company variable interest entity paid, at maturity, its $50 million of 4.02% Series H notes.

Fair Value

The book value and the fair value of long-term debt for Entergy Corporation and the Registrant Subsidiaries as of September 30, 2017 are as follows:

	Book Value of Long-Term Debt	Fair Value of Long-Term Debt (a) (b)
	(In Thousands)
Entergy	$14,846,729	$15,216,502
Entergy Arkansas	$3,063,310	$2,979,162
Entergy Louisiana	$6,167,496	$6,454,620
Entergy Mississippi	$1,121,606	$1,142,048
Entergy New Orleans	$444,310	$468,770
Entergy Texas	$1,451,643	$1,533,790
System Energy	$551,391	$533,855

(a)	The values exclude lease obligations of $34 million at System Energy and long-term DOE obligations of $183 million at Entergy Arkansas, and include debt due within one year.

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

Stock Options

Entergy granted options on 791,900 shares of its common stock under the 2015 Equity Ownership Plan during the first quarter 2017 with a weighted-average fair value of $6.54 per option.  As of September 30, 2017, there were options on 6,055,226 shares of common stock outstanding with a weighted-average exercise price of $81.85.  The intrinsic value, which has no effect on net income, of the outstanding stock options is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of September 30, 2017.  Because Entergy’s common stock price at September 30, 2017 was less than the weighted average exercise price, the aggregate intrinsic value of the stock options outstanding as of September 30, 2017 was zero. The intrinsic value of all “in the money” stock options was $19.7 million as of September 30, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table includes financial information for outstanding stock options for the three months ended September 30, 2017 and 2016:

	2017	2016
	(In Millions)
Compensation expense included in Entergy’s net income	$1.1	$1.1
Tax benefit recognized in Entergy’s net income	$0.5	$0.5
Compensation cost capitalized as part of fixed assets and inventory	$0.2	$0.2

The following table includes financial information for outstanding stock options for the nine months ended September 30, 2017 and 2016:

	2017	2016
	(In Millions)
Compensation expense included in Entergy’s net income	$3.3	$3.3
Tax benefit recognized in Entergy’s net income	$1.3	$1.3
Compensation cost capitalized as part of fixed assets and inventory	$0.6	$0.6

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

The following table includes financial information for other outstanding equity awards for the three months ended September 30, 2017 and 2016:

	2017	2016
	(In Millions)
Compensation expense included in Entergy’s net income	$7.6	$8.5
Tax benefit recognized in Entergy’s net income	$3.0	$3.3
Compensation cost capitalized as part of fixed assets and inventory	$2.1	$2.0

The following table includes financial information for other outstanding equity awards for the nine months ended September 30, 2017 and 2016:

	2017	2016
	(In Millions)
Compensation expense included in Entergy’s net income	$24.1	$25.4
Tax benefit recognized in Entergy’s net income	$9.3	$9.8
Compensation cost capitalized as part of fixed assets and inventory	$6.3	$5.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 6.  RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Components of Qualified Net Pension Cost

Entergy’s qualified pension cost, including amounts capitalized, for the third quarters of 2017 and 2016, included the following components:

	2017	2016
	(In Thousands)
Service cost - benefits earned during the period	$33,410	$35,811
Interest cost on projected benefit obligation	65,206	65,403
Expected return on assets	(102,056)	(97,366)
Amortization of prior service cost	65	270
Amortization of loss	56,930	48,824
Net pension costs	$53,555	$52,942

Entergy’s qualified pension cost, including amounts capitalized, for the nine months ended September 30, 2017 and 2016, included the following components:

	2017	2016
	(In Thousands)
Service cost - benefits earned during the period	$100,230	$107,433
Interest cost on projected benefit obligation	195,618	196,209
Expected return on assets	(306,168)	(292,098)
Amortization of prior service cost	195	810
Amortization of loss	170,790	146,472
Net pension costs	$160,665	$158,826

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the third quarters of 2017 and 2016, included the following components:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The Registrant Subsidiaries’ qualified pension cost, including amounts capitalized, for their employees for the nine months ended September 30, 2017 and 2016, included the following components:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$15,270	$20,775	$4,416	$1,875	$4,092	$4,608
Interest cost on projects benefit obligation	38,832	44,427	11,196	5,373	10,176	9,273
Expected return on assets	(61,281)	(69,051)	(18,393)	(8,400)	(18,540)	(13,989)
Amortization of loss	34,920	37,062	9,159	4,974	6,930	8,892
Net pension cost	$27,741	$33,213	$6,378	$3,822	$2,658	$8,784

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$15,543	$21,147	$4,686	$1,968	$4,248	$4,698
Interest cost on projected benefit obligation	39,165	44,610	11,433	5,442	10,671	8,976
Expected return on assets	(59,316)	(66,288)	(17,943)	(8,061)	(18,186)	(13,377)
Amortization of loss	32,808	35,838	8,955	4,845	7,020	7,812
Net pension cost	$28,200	$35,307	$7,131	$4,194	$3,753	$8,109

Non-Qualified Net Pension Cost

Entergy recognized $15.8 million and $8 million in pension cost for its non-qualified pension plans in the third quarters of 2017 and 2016, respectively. Reflected in the pension cost for non-qualified pension plans in the third quarters of 2017 and 2016, respectively, is a $11.6 million and $3.7 million settlement charge related to the payment of lump sum benefits out of the plan. Entergy recognized $28.9 million and $16.5 million in pensions costs for its non-qualified pension plans for the nine months ended September 30, 2017 and 2016, respectively. Reflected in the pension cost for non-qualified pension plans for the nine months ended September 30, 2017 and 2016, respectively, is a $15.5 million and $3.7 million settlement charge related to the payment of lump sum benefits out of this plan.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans in the third quarters of 2017 and 2016:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2017	$111	$46	$62	$18	$124
2016	$105	$58	$60	$16	$126

Reflected in Entergy Arkansas’s non-qualified pension costs in the third quarter of 2017 is $10 thousand in settlement charges related to the payment of lump sum benefits out of the plan.

The Registrant Subsidiaries recognized the following pension cost for their employees for their non-qualified pension plans for the nine months ended September 30, 2017 and 2016:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2017	$483	$141	$189	$55	$377
2016	$317	$176	$179	$48	$380

Reflected in Entergy Arkansas’s non-qualified pension costs for the nine months ended September 30, 2017 is $173 thousand in settlement charges related to the payment of lump sum benefits out of this plan.

Components of Net Other Postretirement Benefit Cost

Entergy’s other postretirement benefit cost, including amounts capitalized, for the third quarters of 2017 and 2016, included the following components:

	2017	2016
	(In Thousands)
Service cost - benefits earned during the period	$6,729	$8,073
Interest cost on accumulated postretirement benefit obligation (APBO)	13,960	14,083
Expected return on assets	(9,408)	(10,455)
Amortization of prior service credit	(10,356)	(11,373)
Amortization of loss	5,476	4,554
Net other postretirement benefit cost	$6,401	$4,882

Entergy’s other postretirement benefit cost, including amounts capitalized, for the nine months ended September 30, 2017 and 2016, included the following components:

	2017	2016
	(In Thousands)
Service cost - benefits earned during the period	$20,187	$24,219
Interest cost on accumulated postretirement benefit obligation (APBO)	41,880	42,249
Expected return on assets	(28,224)	(31,365)
Amortization of prior service credit	(31,068)	(34,119)
Amortization of loss	16,428	13,662
Net other postretirement benefit cost	$19,203	$14,646

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the third quarters of 2017 and 2016, included the following components:

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

The Registrant Subsidiaries’ other postretirement benefit cost, including amounts capitalized, for their employees for the nine months ended September 30, 2017 and 2016, included the following components:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,589	$4,779	$870	$426	$1,116	$960
Interest cost on APBO	6,765	9,075	2,070	1,407	3,372	1,677
Expected return on assets	(11,877)	—	(3,600)	(3,477)	(6,540)	(2,151)
Amortization of prior service credit	(3,834)	(5,802)	(1,368)	(558)	(1,737)	(1,134)
Amortization of loss	3,345	1,395	1,257	315	2,478	1,170
Net other postretirement benefit cost	($3,012)	$9,447	($771)	($1,887)	($1,311)	$522

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Service cost - benefits earned during the period	$2,934	$5,607	$1,158	$468	$1,194	$1,002
Interest cost on APBO	6,972	9,780	2,127	1,344	3,117	1,587
Expected return on assets	(13,392)	—	(4,137)	(3,462)	(7,182)	(2,442)
Amortization of prior service credit	(4,104)	(5,841)	(702)	(558)	(2,043)	(1,179)
Amortization of loss	3,192	2,196	669	111	1,611	861
Net other postretirement benefit cost	($4,398)	$11,742	($885)	($2,097)	($3,303)	($171)

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the third quarters of 2017 and 2016:

2017	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($65)	$6,718	($88)	$6,565
Amortization of loss	(18,451)	(2,202)	(827)	(21,480)
Settlement loss	—	—	(4,200)	(4,200)
	($18,516)	$4,516	($5,115)	($19,115)
Entergy Louisiana
Amortization of prior service credit	$—	$1,934	$—	$1,934
Amortization of loss	(865)	(465)	(2)	(1,332)
	($865)	$1,469	($2)	$602

2016	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($270)	$7,738	($114)	$7,354
Amortization of loss	(12,482)	(2,063)	(638)	(15,183)
Settlement loss	—	—	(1,279)	(1,279)
	($12,752)	$5,675	($2,031)	($9,108)
Entergy Louisiana
Amortization of prior service credit	$—	$1,947	$—	$1,947
Amortization of loss	(836)	(732)	(2)	(1,570)
	($836)	$1,215	($2)	$377

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) for the nine months ended September 30, 2017 and 2016:

2017	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($195)	$20,152	($266)	$19,691
Amortization of loss	(55,351)	(6,606)	(2,648)	(64,605)
Settlement loss	—	—	(5,965)	(5,965)
	($55,546)	$13,546	($8,879)	($50,879)
Entergy Louisiana
Amortization of prior service credit	$—	$5,802	$—	$5,802
Amortization of loss	(2,594)	(1,395)	(7)	(3,996)
	($2,594)	$4,407	($7)	$1,806

2016	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service (cost)/credit	($810)	$23,214	($340)	$22,064
Amortization of loss	(37,446)	(6,189)	(1,900)	(45,535)
Settlement loss	—	—	(1,279)	(1,279)
	($38,256)	$17,025	($3,519)	($24,750)
Entergy Louisiana
Amortization of prior service credit	$—	$5,841	$—	$5,841
Amortization of loss	(2,508)	(2,196)	(8)	(4,712)
	($2,508)	$3,645	($8)	$1,129

Employer Contributions

Based on current assumptions, Entergy expects to contribute $409.9 million to its qualified pension plans in 2017.  As of September 30, 2017, Entergy had contributed $318 million to its pension plans.  Based on current assumptions, the Registrant Subsidiaries expect to contribute the following to qualified pension plans for their employees in 2017:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Expected 2017 pension contributions	$79,725	$86,728	$19,063	$9,842	$16,908	$18,307
Pension contributions made through September 2017	$62,252	$67,993	$14,922	$7,832	$13,131	$14,498
Remaining estimated pension contributions to be made in 2017	$17,473	$18,735	$4,141	$2,010	$3,777	$3,809

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 7.  BUSINESS SEGMENT INFORMATION (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation

Entergy’s reportable segments as of September 30, 2017 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy’s segment financial information for the third quarters of 2017 and 2016 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2017
Operating revenues	$2,820,421	$423,245	$—	($38)	$3,243,628
Income taxes	$230,647	$25,563	($14,415)	$—	$241,795
Consolidated net income (loss)	$403,733	$55,765	($25,956)	($31,898)	$401,644
2016
Operating revenues	$2,649,392	$475,345	$—	($34)	$3,124,703
Income taxes	$255,603	$6,115	($3,812)	$—	$257,906
Consolidated net income (loss)	$447,782	$8,221	($30,901)	($31,898)	$393,204

Entergy’s segment financial information for the nine months ended September 30, 2017 and 2016 is as follows:

	Utility	Entergy Wholesale Commodities	All Other	Eliminations	Entergy
	(In Thousands)
2017
Operating revenues	$7,156,865	$1,293,867	$—	($96)	$8,450,636
Income taxes	$459,990	($507,719)	($39,826)	$—	($87,555)
Consolidated net income (loss)	$817,738	$252,455	($73,434)	($95,695)	$901,064
Total assets as of September 30, 2017	$42,669,606	$5,630,207	$985,466	($2,886,837)	$46,398,442
2016
Operating revenues	$6,855,664	$1,341,534	$—	($80)	$8,197,118
Income taxes	$359,653	($176,626)	($34,148)	$—	$148,879
Consolidated net income (loss)	$1,027,751	$338,651	($69,672)	($95,695)	$1,201,035
Total assets as of December 31, 2016	$41,098,751	$6,696,038	$1,283,816	($3,174,171)	$45,904,434
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

Additional restructuring charges for the third quarter 2017 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of July 1, 2017	$36	$21	$57
Restructuring costs accrued	23	—	23
Non-cash portion	—	(7)	(7)
Balance as of September 30, 2017	$59	$14	$73

In addition, Entergy incurred $16 million of impairment charges in the third quarter 2017 related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets. These costs are charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Additional restructuring charges for the nine months ended September 30, 2017 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1, 2017	$70	$21	$91
Restructuring costs accrued	89	—	89
Non-cash portion	—	(7)	(7)
Cash paid out	100	—	100
Balance as of September 30, 2017	$59	$14	$73

In addition, Entergy incurred $422 million of impairment charges in the nine months ended September 30, 2017 related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities.  Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at September 30, 2017 is approximately 3.5 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 88% for the remainder of 2017,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of which approximately 31% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for the remainder of 2017 is 7.6 TWh.

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

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts. The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of September 30, 2017, there were no derivative contracts with counterparties in a liability position. In addition to the corporate guarantee, $1 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $4 million in cash collateral and $28 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2016, derivative contracts with three counterparties were in a liability position (approximately $8 million total). In addition to the corporate guarantee, $2 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures.  These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities.  All benefits or costs of the program are recorded in fuel costs.  The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy Louisiana and Entergy New Orleans.  The total volume of natural gas swaps outstanding as of September 30, 2017 is 27,702,900 MMBtu for Entergy, including 21,673,200 MMBtu for Entergy Louisiana, 5,042,700 MMBtu for Entergy Mississippi, and 987,000 MMBtu for Entergy New Orleans. Credit support for these natural gas swaps is covered by master agreements that do not require collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2017, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2017 through May 31, 2018. Financial transmission rights are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of September 30, 2017 is 75,621 GWh for Entergy, including 17,014 GWh for Entergy Arkansas, 33,700 GWh for Entergy Louisiana, 10,214 GWh for Entergy Mississippi, 3,839 GWh for Entergy New Orleans, and 10,326 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of September 30, 2017 and December 31, 2016. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas and Entergy Mississippi as of September 30, 2017 and December 31, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of September 30, 2017 are shown in the table below.  Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$52	($22)	$30	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$29	($7)	$22	Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$17	($17)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$7	($7)	$—	Entergy Wholesale Commodities
Derivatives not designated as hedging instruments
Assets:
Electricity swaps and options	Prepayments and other (current portion)	$11	($3)	$8	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Financial transmission rights	Prepayments and other	$39	($2)	$37	Utility and Entergy Wholesale Commodities
Liabilities:
Electricity swaps and options	Other current liabilities(current portion)	$8	($8)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$1	($1)	$—	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$1	$—	$1	Utility

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $1 million posted and $4 million held as of September 30, 2017 and $2 million posted as of December 31, 2016. Also excludes $28 million in letters of credit held as of September 30, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the three months ended September 30, 2017 and 2016 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2017
Electricity swaps and options	$43	Competitive businesses operating revenues	$23

2016
Electricity swaps and options	$70	Competitive businesses operating revenues	$37

(a)	Before taxes of $8 million and $13 million for the three months ended September 30, 2017 and 2016, respectively

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the nine months ended September 30, 2017 and 2016 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2017
Electricity swaps and options	$136	Competitive businesses operating revenues	$87

2016
Electricity swaps and options	$156	Competitive businesses operating revenues	$237

(a)	Before taxes of $30 million and $83 million for the nine months ended September 30, 2017 and 2016, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive business operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the three months ended September 30, 2017 and 2016 was $2.4 million and $6.4 million, respectively. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness during the nine months ended September 30, 2017 and 2016 was $6.4 million and $6.1 million, respectively.

Based on market prices as of September 30, 2017, unrealized gains recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled $59 million of net unrealized gains.  Approximately $37 million is expected to be reclassified from accumulated other comprehensive income to

Entergy Corporation and Subsidiaries
Notes to Financial Statements

operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the three months ended September 30, 2017 and 2016 are as follows:

Instrument	Amount of loss recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($3)
Financial transmission rights	$—		Purchased power expense	(b)	$28
Electricity swaps and options	($2)	(c)	Competitive business operating revenues		$—

2016
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$25
Financial transmission rights	$—		Purchased power expense	(b)	$37
Electricity swaps and options	($9)	(c)	Competitive business operating revenues		$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the nine months ended September 30, 2017 and 2016 are as follows:

Instrument	Amount of gain recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($20)
Financial transmission rights	$—		Purchased power expense	(b)	$103
Electricity swaps and options	$2	(c)	Competitive business operating revenues		$—

2016
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($5)
Financial transmission rights	$—		Purchased power expense	(b)	$96
Electricity swaps and options	$6	(c)	Competitive business operating revenues		($9)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of September 30, 2017 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
Assets:
Financial transmission rights	Prepayments and other	$4.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$18.8	Entergy Louisiana
Financial transmission rights	Prepayments and other	$5.5	Entergy Mississippi
Financial transmission rights	Prepayments and other	$3.5	Entergy New Orleans
Financial transmission rights	Prepayments and other	$5.0	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$0.7	Entergy Louisiana
Natural gas swaps	Other current liabilities	$0.2	Entergy Mississippi

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

(a)
As of September 30, 2017, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Arkansas and $0.1 million for Entergy Mississippi. As of December 31, 2016, letters of credit posted with MISO covered financial transmission rights exposure of $0.3 million for Entergy Arkansas and $0.1 million for Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the three months ended September 30, 2017 and 2016 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($2.6)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.6)	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$4.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$9.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$4.7	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$1.9	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$7.0	(b)	Entergy Texas

2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$19.5	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$5.3	(a)	Entergy Mississippi

Financial transmission rights	Purchased power expense	$7.1	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$20.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$6.7	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$0.9	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$1.8	(b)	Entergy Texas

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the nine months ended September 30, 2017 and 2016 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($16.3)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($3.1)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.1)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$19.3	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$38.9	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$16.3	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$7.7	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$19.2	(b)	Entergy Texas

2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($4.6)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$0.3	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.5)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power expense	$20.3	(b)	Entergy Arkansas
Financial transmission rights	Purchased power expense	$52.5	(b)	Entergy Louisiana
Financial transmission rights	Purchased power expense	$11.1	(b)	Entergy Mississippi
Financial transmission rights	Purchased power expense	$2.8	(b)	Entergy New Orleans
Financial transmission rights	Purchased power expense	$8.7	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$459	$—	$—	$459
Decommissioning trust funds (a):
Equity securities	487	—	—	487
Debt securities	1,035	1,394	—	2,429
Common trusts (b)				4,067
Power contracts	—	—	60	60
Securitization recovery trust account	53	—	—	53
Escrow accounts	407	—	—	407
Financial transmission rights	—	—	37	37
	$2,441	$1,394	$97	$7,999
Liabilities:
Gas hedge contracts	$1	$—	$—	$1

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,058	$—	$—	$1,058
Decommissioning trust funds (a):
Equity securities	480	—	—	480
Debt securities	985	1,228	—	2,213
Common trusts (b)				3,031
Power contracts	—	—	16	16
Securitization recovery trust account	46	—	—	46
Escrow accounts	433	—	—	433
Gas hedge contracts	13	—	—	13
Financial transmission rights	—	—	21	21
	$3,015	$1,228	$37	$7,311
Liabilities:
Power contracts	$—	$—	$11	$11

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2017 and 2016:

	2017		2016
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of July 1,	$38	$57	$66	$46
Total gains (losses) for the period (a)
Included in earnings	2	—	6	—
Included in other comprehensive income	43	—	70	—
Included as a regulatory liability/asset	—	8	—	22
Settlements	(23)	(28)	(47)	(37)
Balance as of September 30,	$60	$37	$95	$31

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $0.4 million for the three months ended September 30, 2017 and $1 million for the three months ended September 30, 2016.

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2017 and 2016:

	2017		2016
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$5	$21	$189	$23
Total gains (losses) for the period (a)
Included in earnings	6	1	(3)	—
Included in other comprehensive income	136	—	156	—
Included as a regulatory liability/asset	—	56	—	49
Issuances of financial transmission rights	—	62	—	55
Settlements	(87)	(103)	(247)	(96)
Balance as of September 30,	$60	$37	$95	$31

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $1 million for the nine months ended September 30, 2017 and $1 million for the nine months ended September 30, 2016.

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification as of September 30, 2017:

Transaction Type	Fair Value as of September 30, 2017	Significant Unobservable Inputs	Range from Average %		Effect on Fair Value
	(In Millions)				(In Millions)
Power contracts - electricity swaps	$60	Unit contingent discount	+/-	4%	$5

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$6.7	$—	$—	$6.7
Debt securities	128.4	205.7	—	334.1
Common trusts (b)				569.6
Securitization recovery trust account	7.8	—	—	7.8
Escrow accounts	2.4	—	—	2.4
Financial transmission rights	—	—	4.4	4.4
	$145.3	$205.7	$4.4	$925.0

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.6	$—	$—	$3.6
Debt securities	112.5	196.8	—	309.3
Common trusts (b)				521.8
Securitization recovery trust account	4.1	—	—	4.1
Escrow accounts	7.1	—	—	7.1
Financial transmission rights	—	—	5.4	5.4
	$127.3	$196.8	$5.4	$851.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$45.4	$—	$—	$45.4
Decommissioning trust funds (a):
Equity securities	10.8	—	—	10.8
Debt securities	145.5	333.3	—	478.8
Common trusts (b)				770.4
Escrow accounts	288.8	—	—	288.8
Securitization recovery trust account	9.4	—	—	9.4
Financial transmission rights	—	—	18.8	18.8
	$499.9	$333.3	$18.8	$1,622.4

Liabilities:
Gas hedge contracts	$0.7	$—	$—	$0.7

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$163.9	$—	$—	$163.9
Decommissioning trust funds (a):
Equity securities	13.9	—	—	13.9
Debt securities	132.3	292.5	—	424.8
Common trusts (b)				702.0
Escrow accounts	305.7	—	—	305.7
Securitization recovery trust account	2.8	—	—	2.8
Gas hedge contracts	10.9	—	—	10.9
Financial transmission rights	—	—	8.5	8.5
	$629.5	$292.5	$8.5	$1,632.5

Entergy Mississippi

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Escrow accounts	$31.9	$—	$—	$31.9
Financial transmission rights	—	—	5.5	5.5
	$31.9	$—	$5.5	$37.4

Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$76.8	$—	$—	$76.8
Escrow accounts	31.8	—	—	31.8
Gas hedge contracts	2.3	—	—	2.3
Financial transmission rights	—	—	3.2	3.2
	$110.9	$—	$3.2	$114.1

Entergy New Orleans

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$28.4	$—	$—	$28.4
Securitization recovery trust account	4.7	—	—	4.7
Escrow accounts	84.2	—	—	84.2
Financial transmission rights	—	—	3.5	3.5
	$117.3	$—	$3.5	$120.8

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$103.0	$—	$—	$103.0
Securitization recovery trust account	1.7	—	—	1.7
Escrow accounts	88.6	—	—	88.6
Gas hedge contracts	0.2	—	—	0.2
Financial transmission rights	—	—	1.1	1.1
	$193.5	$—	$1.1	$194.6

Entergy Texas

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Securitization recovery trust account	$30.8	$—	$—	$30.8
Financial transmission rights	—	—	5.0	5.0
	$30.8	$—	$5.0	$35.8

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$5.0	$—	$—	$5.0
Securitization recovery trust account	37.5	—	—	37.5
Financial transmission rights	—	—	3.1	3.1
	$42.5	$—	$3.1	$45.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

System Energy

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$144.9	$—	$—	$144.9
Decommissioning trust funds (a):
Equity securities	2.6	—	—	2.6
Debt securities	198.2	131.4	—	329.6
Common trusts (b)				538.4
	$345.7	$131.4	$—	$1,015.5

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$245.1	$—	$—	$245.1
Decommissioning trust funds (a):
Equity securities	0.3	—	—	0.3
Debt securities	248.3	58.3	—	306.6
Common trusts (b)				473.6
	$493.7	$58.3	$—	$1,025.6

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$8.3	$28.3	$9.1	$5.2	$5.5
Gains included as a regulatory liability/asset	0.3	(0.1)	1.1	0.2	6.5
Settlements	(4.2)	(9.4)	(4.7)	(1.9)	(7.0)
Balance as of September 30,	$4.4	$18.8	$5.5	$3.5	$5.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the three months ended September 30, 2016.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of July 1,	$14.0	$16.2	$5.6	$2.0	$8.0
Gains included as a regulatory liability/asset	1.2	16.6	5.1	0.5	(1.1)
Settlements	(7.1)	(20.4)	(6.7)	(0.9)	(1.8)
Balance as of September 30,	$8.1	$12.4	$4.0	$1.6	$5.1

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$5.4	$8.5	$3.2	$1.1	$3.1
Issuances of financial transmission rights	8.9	31.0	9.6	5.0	7.1
Gains included as a regulatory liability/asset	9.4	18.2	9.0	5.1	14.0
Settlements	(19.3)	(38.9)	(16.3)	(7.7)	(19.2)
Balance as of September 30,	$4.4	$18.8	$5.5	$3.5	$5.0

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the nine months ended September 30, 2016.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)
Balance as of January 1,	$7.9	$8.5	$2.4	$1.5	$2.2
Issuances of financial transmission rights	18.8	18.1	5.9	2.8	9.3
Gains (losses) included as a regulatory liability/asset	1.7	38.3	6.8	0.1	2.3
Settlements	(20.3)	(52.5)	(11.1)	(2.8)	(8.7)
Balance as of September 30,	$8.1	$12.4	$4.0	$1.6	$5.1

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

The securities held as of September 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$4,554	$1,983	$—
Debt Securities	2,429	45	14
Total	$6,983	$2,028	$14

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2016
Equity Securities	$3,511	$1,673	$1
Debt Securities	2,213	34	27
Total	$5,724	$1,707	$28

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of September 30, 2017 are $478 million for Indian Point 1, $607 million for Indian Point 2, $774 million for Indian Point 3, $445 million for Palisades, $1,037 million for Pilgrim, and $601 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $472 million and $399 million as of September 30, 2017 and December 31, 2016, respectively.  The amortized cost of debt securities was $2,398 million as of September 30, 2017 and $2,212 million as of December 31, 2016.  As of September 30, 2017, the debt securities have an average coupon rate of approximately 3.21%, an average duration of approximately 6.17 years, and an average maturity of approximately 10.07 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$5	$—	$732	$5
More than 12 months	—	—	267	9
Total	$5	$—	$999	$14

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$23	$1	$1,169	$26
More than 12 months	1	—	20	1
Total	$24	$1	$1,189	$27

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$91	$125
1 year - 5 years	801	763
5 years - 10 years	789	719
10 years - 15 years	130	109
15 years - 20 years	87	73
20 years+	531	424
Total	$2,429	$2,213

During the three months ended September 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $440 million and $564 million, respectively.  During the three months ended September 30, 2017 and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016, gross gains of $9 million and $6 million, respectively, and gross losses of $2 million and $1 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $1,903 million and $1,797 million, respectively.  During the nine months ended September 30, 2017 and 2016, gross gains of $79 million and $26 million, respectively, and gross losses of $9 million and $6 million, respectively, were reclassified out of other comprehensive income or other regulatory liabilities/assets into earnings.

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$576.3	$327.2	$—
Debt Securities	334.1	3.1	2.3
Total	$910.4	$330.3	$2.3

2016
Equity Securities	$525.4	$281.5	$—
Debt Securities	309.3	3.4	4.2
Total	$834.7	$284.9	$4.2

The amortized cost of debt securities was $333.3 million as of September 30, 2017 and $310.1 million as of December 31, 2016.  As of September 30, 2017, the debt securities have an average coupon rate of approximately 2.53%, an average duration of approximately 5.83 years, and an average maturity of approximately 6.78 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$114.4	$0.6
More than 12 months	—	—	37.3	1.7
Total	$—	$—	$151.7	$2.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$146.7	$4.2
More than 12 months	—	—	—	—
Total	$—	$—	$146.7	$4.2

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$11.8	$16.7
1 year - 5 years	107.9	106.2
5 years - 10 years	194.4	161.2
10 years - 15 years	2.6	7.7
15 years - 20 years	1.4	1.0
20 years+	16.0	16.5
Total	$334.1	$309.3

During the three months ended September 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $51.9 million and $61.2 million, respectively.  During the three months ended September 30, 2017 and 2016, gross gains of $0.04 million and $0.4 million, respectively, and gross losses of $0.5 thousand and $0.04 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $219.2 million and $165 million, respectively.  During the nine months ended September 30, 2017 and 2016, gross gains of $11.7 million and $1.6 million, respectively, and gross losses of $0.2 million and $0.3 million, respectively were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$781.2	$420.3	$—
Debt Securities	478.8	10.9	2.8
Total	$1,260.0	$431.2	$2.8

2016
Equity Securities	$715.9	$346.6	$—
Debt Securities	424.8	8.0	5.0
Total	$1,140.7	$354.6	$5.0

The amortized cost of debt securities was $470.7 million as of September 30, 2017 and $421.9 million as of December 31, 2016.  As of September 30, 2017, the debt securities have an average coupon rate of approximately 3.84%, an average duration of approximately 5.76 years, and an average maturity of approximately 11.6 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$127.3	$1.1
More than 12 months	—	—	51.5	1.7
Total	$—	$—	$178.8	$2.8

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$198.8	$4.8
More than 12 months	—	—	4.8	0.2
Total	$—	$—	$203.6	$5.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$27.7	$31.4
1 year - 5 years	113.2	99.1
5 years - 10 years	117.1	122.8
10 years - 15 years	50.7	41.4
15 years - 20 years	43.4	30.9
20 years+	126.7	99.2
Total	$478.8	$424.8

During the three months ended September 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $50.5 million and $54.7 million, respectively.  During the three months ended September 30, 2017 and 2016, gross gains of $2.9 million and $0.4 million, respectively, and gross losses of $0.1 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $176.1 million and $178.2 million, respectively.  During the nine months ended September 30, 2017 and 2016, gross gains of $7.9 million and $3 million, respectively, and gross losses of $0.4 million and $0.2 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of September 30, 2017 and December 31, 2016 are summarized as follows:

	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
2017
Equity Securities	$541.0	$276.2	$—
Debt Securities	329.6	3.7	1.9
Total	$870.6	$279.9	$1.9

2016
Equity Securities	$473.9	$221.9	$0.1
Debt Securities	306.6	2.0	4.5
Total	$780.5	$223.9	$4.6

The amortized cost of debt securities was $327.8 million as of September 30, 2017 and $309.1 million as of December 31, 2016.  As of September 30, 2017, the debt securities have an average coupon rate of approximately 2.44%, an average duration of approximately 6.37 years, and an average maturity of approximately 8.88 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of September 30, 2017:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$135.6	$1.0
More than 12 months	—	—	57.5	0.9
Total	$—	$—	$193.1	$1.9

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2016:

	Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$220.9	$4.4
More than 12 months	—	0.1	0.8	0.1
Total	$—	$0.1	$221.7	$4.5

The fair value of debt securities, summarized by contractual maturities, as of September 30, 2017 and December 31, 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$8.7	$6.6
1 year - 5 years	170.7	188.2
5 years - 10 years	79.1	78.5
10 years - 15 years	4.4	1.3
15 years - 20 years	6.5	7.8
20 years+	60.2	24.2
Total	$329.6	$306.6

During the three months ended September 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $54.6 million and $103.5 million, respectively.  During the three months ended September 30, 2017 and 2016, gross gains of $0.2 million and $0.7 million, respectively, and gross losses of $0.2 million and $0.1 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

During the nine months ended September 30, 2017 and 2016, proceeds from the dispositions of securities amounted to $308.1 million and $392.9 million, respectively.  During the nine months ended September 30, 2017 and 2016, gross gains of $0.7 million and $3.2 million, respectively, and gross losses of $1.5 million and $0.4 million, respectively, were reclassified out of other regulatory liabilities/assets into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other-than-temporary impairments and unrealized gains and losses

Entergy evaluates investment securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the three and nine months ended September 30, 2017 and 2016.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income for the three and nine months ended September 30, 2017 and 2016, resulting from the recognition of the other-than-temporary impairment of certain equity securities held in its decommissioning trust funds.

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

Construction Expenditures in Accounts Payable

Construction expenditures included in accounts payable at September 30, 2017 are $219 million for Entergy, $28.6 million for Entergy Arkansas, $95.5 million for Entergy Louisiana, $7.2 million for Entergy Mississippi, $0.6 million for Entergy New Orleans, $18.9 million for Entergy Texas, and $26.9 million for System Energy.  Construction expenditures included in accounts payable at December 31, 2016 are $253 million for Entergy, $40.9 million for Entergy Arkansas, $114.8 million for Entergy Louisiana, $11.5 million for Entergy Mississippi, $2.3 million for Entergy New Orleans, $9.3 million for Entergy Texas, and $6.2 million for System Energy.

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

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest representing approximately 11.5% of the Grand Gulf nuclear plant. System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements in the Form 10-K. System Energy made payments on its lease, including interest, of $8.6 million in the three months ended September 30, 2017 and $8.6 million in the three months ended September 30, 2016. System Energy made payments on its lease, including interest, of $17.2 million in the nine months ended September 30, 2017 and $17.2 million in the nine months ended September 30, 2016.

NOTE 13.  ACQUISITIONS AND DISPOSITIONS (Entergy Corporation)

Acquisitions

Palisades Purchase Power Agreement

As discussed in the Form 10-K, Entergy’s purchase of the Palisades plant in 2007 included a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant’s output, excluding any future uprates. Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh. For the PPA, which was at below-market prices at the time of the acquisition, Entergy will amortize a liability to revenue over the life of the agreement. The amount that will be amortized each period is based upon the present value, calculated at the date of acquisition, of each year’s difference between revenue under the agreement and revenue based on estimated market prices.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2016, Entergy announced that it had reached an agreement with Consumers Energy to amend the existing PPA to terminate early, on May 31, 2018, subject to regulatory approvals. Entergy updated the liability amortization calculation to reflect the expected early termination of the PPA. In September 2017, Entergy and Consumers Energy terminated the PPA amendment agreement, and Entergy announced the decision to continue to operate the plant through the end of the PPA. Based on that decision, the amounts to be amortized to revenue for the next five years will be approximately $2 million for the remainder of 2017, $6 million in 2018, $10 million in 2019, $11 million in 2020, and $12 million in 2021.

Dispositions

FitzPatrick

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

The assets and liabilities associated with the sale of FitzPatrick to Exelon were classified as held for sale on Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet as of December 31, 2016. The disposition-date fair value of the decommissioning trust fund was $805 million, classified within other deferred debits, and the disposition-date fair value of the asset retirement obligation was $727 million, classified within other non-current liabilities. The transaction also included property, plant, and equipment with a net book value of zero, materials and supplies, and prepaid assets.

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

In the third quarter 2017, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Palisades. The revised estimate resulted in a $68.7 million reduction in its decommissioning cost liability, along with a corresponding reduction in the plant asset. The reduction in its estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to continue to operate the plant until the spring of 2022.

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

Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Market and Credit Risk Sensitive Instruments” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Part I, Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2017, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO). The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures. Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrants’ management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended September 30, 2017 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2017 Compared to Third Quarter 2016

Net income decreased $17.5 million primarily due to lower net revenue, higher nuclear refueling outage expenses, a higher effective income tax rate, and higher taxes other than income taxes, partially offset by lower other operation and maintenance expenses.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net income decreased $17.8 million primarily due to higher nuclear refueling outage expenses, higher depreciation and amortization expenses, a higher effective income tax rate, higher taxes other than income taxes, and lower net revenue, partially offset by higher other income.

Net Revenue

Third Quarter 2017 Compared to Third Quarter 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the third quarter 2017 to the third quarter 2016:

Amount
(In Millions)
2016 net revenue	$496.3
Volume/weather	(24.6)
Retail electric price	9.7
Other	0.4
2017 net revenue	$481.8

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales. The decrease was partially offset by an increase of 168 GWh, or 9%, in industrial usage primarily due to a new customer in the primary metals industry.

The retail electric price variance is primarily due to the implementation of formula rate plan rates, as approved by the APSC, effective with the first billing cycle of January 2017. The increase was partially offset by a decrease in the energy efficiency rider, as approved by the APSC, effective January 2017. See Note 2 to the financial statements in the Form 10-K for further discussion of the formula rate plan filing.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016:

Amount
(In Millions)
2016 net revenue	$1,183.7
Volume/weather	(40.0)
Asset retirement obligation	(11.1)
Opportunity sales	7.5
Retail electric price	34.1
Other	4.4
2017 net revenue	$1,178.6

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales during the billed and unbilled sales periods. The decrease was partially offset by an increase of 520 GWh, or 10%, in industrial usage primarily due to a new customer in the primary metals industry.

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The variance is primarily caused by a decrease in regulatory credits because of an increase in decommissioning trust earnings, including portfolio rebalancing for the ANO 1 decommissioning trust fund.

The opportunity sales variance results from the estimated net revenue effect recorded in the first quarter 2016 in connection with the FERC orders issued in April 2016 in the opportunity sales proceeding. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the opportunity sales proceeding.

The retail electric price variance is primarily due to the implementation of formula rate plan rates effective with the first billing cycle of January 2017 and an increase in base rates effective February 24, 2016, each as approved by the APSC. A significant portion of the base rate increase was related to the purchase of Power Block 2 of the Union Power Station in March 2016. The increase was partially offset by decreases in the energy efficiency rider, as approved by the APSC, effective April 2016 and January 2017. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case and formula rate plan filings. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Other Income Statement Variances

Third Quarter 2017 Compared to Third Quarter 2016

Nuclear refueling outage expenses increased primarily due to the amortization of higher costs associated with the most recent outages compared to previous outages.

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $8.8 million in nuclear generation expenses primarily due to a lower scope of work, including a lower scope of work performed during plant outages, in the third quarter 2017 compared to the third quarter 2016, partially offset by higher nuclear labor costs to position the nuclear fleet to meet its operational goals.

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals;

•	a decrease of $5.2 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs; and

•
a decrease of $4.2 million in energy efficiency costs, including $4.6 million in credits received in the third quarter 2017 related to incentives recognized as a result of participation in energy efficiency programs, and the effects of true ups to the energy efficiency filings in September 2017 for fixed costs to be collected from customers.

The decrease was partially offset by:

•
the effect of recording in July 2016 the final court decision in a lawsuit against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of $5.5 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements in the Form 10-K for discussion of Entergy Arkansas’s spent nuclear fuel litigation; and

•	an increase of $2.1 million in transmission and distribution expenses primarily due to higher vegetation maintenance costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes primarily due to higher assessments and higher millage rates.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Nuclear refueling outage expenses increased primarily due to the amortization of higher costs associated with the most recent outages compared to previous outages.

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $24.9 million in nuclear generation expenses primarily due to a decrease in regulatory compliance costs as compared to the prior year, partially offset by higher nuclear labor costs, including contract labor,to position the nuclear fleet to meet its operational goals. The decrease in regulatory compliance costs is primarily related to additional NRC inspection activities in 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - ANO Damage, Outage, and NRC Reviews” in the Form 10-K for a discussion of the ANO stator incident and subsequent NRC reviews. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals;

•	a decrease of $7.6 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs; and

•
a decrease of $7 million in energy efficiency costs, including $4.6 million in credits received in the third quarter 2017 related to incentives recognized as a result of participation in energy efficiency programs, and the effects of true ups to the energy efficiency filings in September 2017 for fixed costs to be collected from customers.

The decrease was partially offset by:

•
the deferral in the first quarter 2016 of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC as part of the 2015 rate case settlement. These costs are being amortized over a ten-year period beginning March 2016. See Note 2 to the financial statements in the Form 10-K for further discussion of the rate case settlement;

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•	an increase of $11 million in transmission and distribution expenses primarily due to higher vegetation maintenance costs and higher labor costs, including contract labor;

•
the effect of recording in July 2016 the final court decision in a lawsuit against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of $5.5 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements in the Form 10-K for discussion of Entergy Arkansas’s spent nuclear fuel litigation; and

•	an increase of $3.2 million in compensation and benefits costs primarily due to a downward revision to estimated incentive compensation expense in the first quarter 2016.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes primarily due to higher assessments and higher millage rates.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Block 2 of the Union Power Station purchased in March 2016. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Other income increased primarily due to higher realized gains in 2017 as compared to the same period in 2016 on the decommissioning trust fund investments, including portfolio rebalancing for the ANO 1 decommissioning trust fund.

Income Taxes

The effective income tax rate was 39% for the third quarter 2017. The difference in the effective income tax rate for the third quarter 2017 versus the federal statutory rate of 35% was primarily due to state income taxes.

The effective income tax rate was 39.4% for the nine months ended September 30, 2017. The difference in the effective income tax rate for the nine months ended September 30, 2017 versus the federal statutory rate of 35% was primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$20,509	$9,135

Cash flow provided by (used in):
Operating activities	367,551	473,800
Investing activities	(667,841)	(774,210)
Financing activities	280,245	294,686
Net decrease in cash and cash equivalents	(20,045)	(5,724)

Cash and cash equivalents at end of period	$464	$3,411

Operating Activities

Net cash flow provided by operating activities decreased $106.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase of $46.1 million in spending on nuclear refueling outages in 2017, the timing of payments to vendors, and a decrease in net income.

Investing Activities

Net cash flow used in investing activities decreased $106.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the purchase of Power Block 2 of the Union Power Station in March 2016 for approximately $237 million and a decrease of $36.9 million in transmission construction expenditures primarily due to a lower scope of work performed in 2017. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

The decrease was partially offset by:

•	$66 million in funds held on deposit for principal and interest payments due October 1, 2017;

•	an increase of $61.6 million in nuclear construction expenditures primarily due to a higher scope of work performed on various nuclear projects in 2017;

•	an increase of $22.9 million in fossil-fueled generation construction expenditures primarily due to a higher scope of work performed on various projects in 2017;

•	an increase of $21 million in distribution construction expenditures primarily due to a higher scope of work performed on various projects in 2017; and

•	an increase of $18.6 million in information technology construction expenditures primarily due to increased spending on substation circuit replacement.

Financing Activities

Net cash flow provided by financing activities decreased $14.4 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to:

•	a $200 million capital contribution received from Entergy Corporation in March 2016 primarily in anticipation of Entergy Arkansas’s purchase of Power Block 2 of the Union Power Station; and

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

•	net borrowings of $23.3 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2017 compared to net borrowings of $35.7 million in 2016.

The decrease was partially offset by:

•	the net issuance of $215.9 million of long-term debt in 2017 as compared to the net issuance of $156.1 million of long-term debt in 2016;

•	the redemptions of $75 million of 6.45% Series preferred stock and $10 million of 6.08% Series preferred stock in 2016; and

•	money pool activity.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $43.9 million in 2017 compared to decreasing by $3.7 million in 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2017	December 31, 2016
Debt to capital	55.8%	55.3%
Effect of excluding the securitization bonds	(0.3%)	(0.4%)
Debt to capital, excluding securitization bonds (a)	55.5%	54.9%
Effect of subtracting cash	—%	(0.2%)
Net debt to net capital, excluding securitization bonds (a)	55.5%	54.7%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Arkansas is developing its capital investment plan for 2018 through 2020 and currently anticipates making $2.1 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; investments in ANO 1 and 2; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Arkansas’s payables to the money pool were as follows:

September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
(In Thousands)
$95,114	$51,232	$49,073	$52,742

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in August 2022. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2018. The $150 million credit facility permits the issuance of letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2017, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2017, a $2 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in May 2019.  As of September 30, 2017, $8.3 million in letters of credit to support a like amount of commercial paper issued and $15 million in loans were outstanding under the Entergy Arkansas nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facility.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery.  The following are updates to that discussion.

Retail Rates

2016 Formula Rate Plan Filing

As discussed in the Form 10-K, Entergy Arkansas is required to make a supplemental filing supporting the recovery of certain nuclear costs. In April 2017, Entergy Arkansas filed a motion consented to by all parties requesting that it be permitted to submit its supplemental filing in conjunction with its 2017 formula rate plan filing, which was subsequently made in July 2017 and is discussed below. In May 2017 the APSC approved the joint motion and proposal to review Entergy Arkansas’s supplemental filing on a concurrent schedule with the 2017 formula rate plan filing. In doing so, however, the APSC noted that a determination of whether the supplemental information supporting certain nuclear expenditures will be considered in the hearing for the 2017 formula rate plan filing or a separate hearing will be made at a later time. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

approve a unanimous settlement agreement resolving all issues in the docket and providing for recovery of the 2017 and 2018 nuclear costs.

2017 Formula Rate Plan Filing

In July 2017, Entergy Arkansas filed with the APSC its 2017 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2018 test period to be below the formula rate plan bandwidth.  The filing projected a $129.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%.  Entergy Arkansas’s formula rate plan is subject to a four percent annual revenue constraint and the projected annual revenue requirement increase exceeds the four percent, resulting in a proposed increase for the 2017 formula rate plan of $70.9 million. In October 2017, Entergy Arkansas filed with the APSC revised formula rate plan attachments that projected a $126.2 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors. The revised formula rate plan filing included a proposed $71.1 million revenue requirement increase based on a revision to the four percent cap calculation. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the docket and providing for recovery of the 2017 and 2018 nuclear costs. The settlement agreement does not affect Entergy Arkansas’s proposed $71.1 million revenue requirement increase. If a final order is not issued by December 13, 2017, the proposed formula rate plan adjustment will become effective January 2, 2018, subject to refund.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of advanced metering infrastructure is in the public interest. In June 2017 the APSC staff and Arkansas Attorney General filed direct testimony. The APSC staff generally supported Entergy Arkansas’s AMI deployment conditioned on various recommendations. The Arkansas Attorney General’s consultant primarily recommended denial of Entergy Arkansas’s application but alternatively suggested recommendations in the event the APSC approves Entergy Arkansas’s proposal. Entergy Arkansas filed rebuttal testimony in June 2017, substantially accepting the APSC staff’s recommendations. In August 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement. Also in August 2017 supplemental testimony was filed and a settlement hearing was held. In October 2017 the APSC issued an order finding that Entergy Arkansas’s AMI deployment is in the public interest and approving the settlement agreement subject to a minor modification. Entergy Arkansas expects to recover the undepreciated balance of its existing meters through a regulatory asset to be amortized over 15 years.

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

Opportunity Sales Proceedings

As discussed in the Form 10-K, in June 2009 the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocated the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibited sales to third parties by individual companies absent an offer of a right-of-

Entergy Arkansas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

first-refusal to other Utility operating companies.  The LPSC’s complaint challenges sales made beginning in 2002 and requests refunds.

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

In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order arguing that payments made by Entergy Arkansas should be reduced as a result of the timing of the LPSC’s approval of certain contracts. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order. In September 2017 the FERC issued an order denying the request for rehearing on the issue of whether any payments by Entergy Arkansas to the other Utility operating companies should be reduced due to the timing of the LPSC’s approval of Entergy Arkansas’s wholesale baseload contract with Entergy Louisiana.

Pursuant to the procedural schedule established in the case, Entergy Services re-ran intra-system bills for the ten-year period 2000-2009 to quantify the effects of the FERC's ruling. In November 2016 the LPSC submitted testimony disputing certain aspects of the calculations, and Entergy Services submitted answering testimony in January 2017. In February 2017 the FERC staff filed testimony and Entergy Services filed responsive testimony. In March 2017 the LPSC filed rebuttal testimony. A hearing was held in May 2017. In July 2017 the ALJ issued an initial decision concluding that Entergy Arkansas should pay $86 million plus interest to the other Utility operating companies. In August 2017 the Utility operating companies, the LPSC, the APSC, and FERC staff filed individual briefs on exceptions challenging various aspects of the initial decision. In September 2017 the Utility operating companies, the LPSC, the APSC, the MPSC, the City Council, and FERC staff filed separate briefs opposing exceptions taken by various parties. The case is pending before the FERC. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing the initial decision and Entergy submits a subsequent filing to comply with that order.

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

Entergy Arkansas, Inc. and Subsidiaries
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

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$673,226	$654,599	$1,644,239	$1,624,224

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	133,254	105,147	283,354	274,106
Purchased power	63,423	52,023	193,108	163,541
Nuclear refueling outage expenses	22,988	14,554	59,942	44,604
Other operation and maintenance	175,013	187,294	512,691	514,109
Decommissioning	14,320	13,504	42,321	39,908
Taxes other than income taxes	29,259	24,931	78,438	70,978
Depreciation and amortization	70,433	67,309	206,586	197,597
Other regulatory charges (credits) - net	(5,219)	1,177	(10,797)	2,896
TOTAL	503,471	465,939	1,365,643	1,307,739

OPERATING INCOME	169,755	188,660	278,596	316,485

OTHER INCOME
Allowance for equity funds used during construction	4,140	3,734	13,922	12,661
Interest and investment income	6,738	5,410	27,865	14,774
Miscellaneous - net	183	812	19	(983)
TOTAL	11,061	9,956	41,806	26,452

INTEREST EXPENSE
Interest expense	31,010	28,152	86,776	88,726
Allowance for borrowed funds used during construction	(1,944)	(2,000)	(6,458)	(6,851)
TOTAL	29,066	26,152	80,318	81,875

INCOME BEFORE INCOME TAXES	151,750	172,464	240,084	261,062

Income taxes	59,112	62,316	94,592	97,729

NET INCOME	92,638	110,148	145,492	163,333

Preferred dividend requirements	357	1,476	1,071	4,913

EARNINGS APPLICABLE TO COMMON STOCK	$92,281	$108,672	$144,421	$158,420

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$145,492	$163,333
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	311,725	319,845
Deferred income taxes, investment tax credits, and non-current taxes accrued	78,390	163,202
Changes in assets and liabilities:
Receivables	(45,180)	(116,584)
Fuel inventory	10,089	28,968
Accounts payable	(78,396)	95,116
Prepaid taxes and taxes accrued	15,367	(78,879)
Interest accrued	12,436	5,909
Deferred fuel costs	(53,664)	(50,687)
Other working capital accounts	(6,762)	4,259
Provisions for estimated losses	10,094	130
Other regulatory assets	(4,680)	(5,680)
Pension and other postretirement liabilities	(73,107)	(77,823)
Other assets and liabilities	45,747	22,691
Net cash flow provided by operating activities	367,551	473,800

INVESTING ACTIVITIES
Construction expenditures	(558,985)	(494,071)
Allowance for equity funds used during construction	14,521	13,134
Payment for purchase of plant	—	(237,324)
Nuclear fuel purchases	(95,289)	(80,716)
Proceeds from sale of nuclear fuel	51,029	40,336
Proceeds from nuclear decommissioning trust fund sales	219,223	165,038
Investment in nuclear decommissioning trust funds	(228,740)	(176,981)
Changes in securitization account	(3,619)	(3,524)
Change in other investments	(65,981)	—
Other	—	(102)
Net cash flow used in investing activities	(667,841)	(774,210)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	222,717	777,671
Retirement of long-term debt	(6,803)	(621,608)
Capital contribution from parent	—	200,000
Redemption of preferred stock	—	(85,283)
Changes in short-term borrowings - net	23,257	35,717
Changes in money pool payable - net	43,882	(3,669)
Dividends paid:
Preferred stock	(1,071)	(6,274)
Other	(1,737)	(1,868)
Net cash flow provided by financing activities	280,245	294,686

Net decrease in cash and cash equivalents	(20,045)	(5,724)
Cash and cash equivalents at beginning of period	20,509	9,135
Cash and cash equivalents at end of period	$464	$3,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$70,321	$78,500
Income taxes	$—	$7,242

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$127	$20,174
Temporary cash investments	337	335
Total cash and cash equivalents	464	20,509
Securitization recovery trust account	7,759	4,140
Accounts receivable:
Customer	140,147	102,229
Allowance for doubtful accounts	(1,531)	(1,211)
Associated companies	35,455	35,286
Other	52,109	58,153
Accrued unbilled revenues	113,650	100,193
Total accounts receivable	339,830	294,650
Deferred fuel costs	150,206	96,690
Fuel inventory - at average cost	22,671	32,760
Materials and supplies - at average cost	191,199	182,600
Deferred nuclear refueling outage costs	80,769	81,313
Prepayments and other	81,322	14,293
TOTAL	874,220	726,955

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	910,369	834,735
Other	3,162	7,912
TOTAL	913,531	842,647

UTILITY PLANT
Electric	10,823,675	10,488,060
Property under capital lease	598	716
Construction work in progress	365,938	304,073
Nuclear fuel	236,447	307,352
TOTAL UTILITY PLANT	11,426,658	11,100,201
Less - accumulated depreciation and amortization	4,721,860	4,635,885
UTILITY PLANT - NET	6,704,798	6,464,316

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	67,228	62,646
Other regulatory assets (includes securitization property of $31,448 as of September 30, 2017 and $41,164 as of December 31, 2016)	1,428,127	1,428,029
Deferred fuel costs	67,046	66,898
Other	16,126	14,626
TOTAL	1,578,527	1,572,199

TOTAL ASSETS	$10,071,076	$9,606,117

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$114,700	$114,700
Short-term borrowings	8,257	—
Accounts payable:
Associated companies	237,246	239,711
Other	142,160	185,153
Customer deposits	97,432	97,512
Taxes accrued	22,561	7,194
Interest accrued	29,016	16,580
Other	34,329	36,557
TOTAL	685,701	697,407

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,265,375	2,186,623
Accumulated deferred investment tax credits	34,404	35,305
Other regulatory liabilities	349,380	305,907
Decommissioning	966,674	924,353
Accumulated provisions	28,776	18,682
Pension and other postretirement liabilities	351,046	424,234
Long-term debt (includes securitization bonds of $41,578 as of September 30, 2017 and $48,139 as of December 31, 2016)	2,948,610	2,715,085
Other	12,022	13,854
TOTAL	6,956,287	6,624,043

Commitments and Contingencies

Preferred stock without sinking fund	31,350	31,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2017 and 2016	470	470
Paid-in capital	790,243	790,243
Retained earnings	1,607,025	1,462,604
TOTAL	2,397,738	2,253,317

TOTAL LIABILITIES AND EQUITY	$10,071,076	$9,606,117

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$470	$588,493	$1,302,695	$1,891,658

Net income	—	—	163,333	163,333
Capital contribution from parent	—	200,000	—	200,000
Capital stock redemption	—	1,750	(2,034)	(284)
Preferred stock dividends	—	—	(4,913)	(4,913)

Balance at September 30, 2016	$470	$790,243	$1,459,081	$2,249,794

Balance at December 31, 2016	$470	$790,243	$1,462,604	$2,253,317

Net income	—	—	145,492	145,492
Preferred stock dividends	—	—	(1,071)	(1,071)

Balance at September 30, 2017	$470	$790,243	$1,607,025	$2,397,738

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$254	$275	($21)	(8)
Commercial	150	151	(1)	(1)
Industrial	145	137	8	6
Governmental	6	5	1	20
Total retail	555	568	(13)	(2)
Sales for resale:
Associated companies	33	26	7	27
Non-associated companies	45	30	15	50
Other	40	31	9	29
Total	$673	$655	$18	3

Billed Electric Energy Sales (GWh):
Residential	2,236	2,485	(249)	(10)
Commercial	1,723	1,822	(99)	(5)
Industrial	2,074	1,906	168	9
Governmental	67	68	(1)	(1)
Total retail	6,100	6,281	(181)	(3)
Sales for resale:
Associated companies	483	463	20	4
Non-associated companies	2,026	1,632	394	24
Total	8,609	8,376	233	3

	Nine Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$597	$620	($23)	(4)
Commercial	375	376	(1)	—
Industrial	355	337	18	5
Governmental	15	13	2	15
Total retail	1,342	1,346	(4)	—
Sales for resale:
Associated companies	96	19	77	405
Non-associated companies	96	105	(9)	(9)
Other	110	154	(44)	(29)
Total	$1,644	$1,624	$20	1

Billed Electric Energy Sales (GWh):
Residential	5,625	5,918	(293)	(5)
Commercial	4,410	4,512	(102)	(2)
Industrial	5,584	5,064	520	10
Governmental	180	179	1	1
Total retail	15,799	15,673	126	1
Sales for resale:
Associated companies	1,316	1,427	(111)	(8)
Non-associated companies	4,374	6,440	(2,066)	(32)
Total	21,489	23,540	(2,051)	(9)

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2017 Compared to Third Quarter 2016

Net income decreased $3.2 million primarily due to higher other operation and maintenance expenses and higher taxes other than income taxes, partially offset by higher other income.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net income decreased $149.3 million primarily due to the effect of a settlement with the IRS related to the 2010-2011 IRS audit which resulted in a $136.1 million reduction of income tax expense in 2016. See Note 3 to the financial statements in the Form 10-K for additional discussion of the settlement and benefit sharing.

Net Revenue

Third Quarter 2017 Compared to Third Quarter 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2017 to the third quarter 2016:

Amount
(In Millions)
2016 net revenue	$719.8
Volume/weather	(20.6)
Retail electric price	13.8
Other	4.4
2017 net revenue	$717.4

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales. The decrease was partially offset by an increase of 282 GWh, or 4%, in industrial usage primarily due to an increase in demand for existing customers as well as expansion projects in the chemicals industry.

The retail electric price variance is primarily due to the timing of recovery of purchased power capacity costs through the formula rate plan mechanism.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016:

Amount
(In Millions)
2016 net revenue	$1,891.8
Retail electric price	23.1
Louisiana Act 55 financing savings obligation	17.2
Volume/weather	(31.6)
Other	1.2
2017 net revenue	$1,901.7

The retail electric price variance is primarily due to an increase in formula rate plan revenues, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016 and the timing of recovery of purchased power costs through the formula rate plan mechanism. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of formula rate plan revenues.

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

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales and decreased usage during the unbilled sales period. This decrease was partially offset by an increase of 610 GWh, or 3%, in industrial usage primarily due to an increase in demand for existing customers, expansion projects in the chemicals industry, and an increase in demand for cogeneration customers, partially offset by an extended seasonal outage for an existing large refinery customer.

Other Income Statement Variances

Third Quarter 2017 Compared to Third Quarter 2016

Other operation and maintenance expenses increased primarily due to an increase of $10.4 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals and a higher scope of work performed during plant outages in the third quarter 2017 as compared to the third quarter 2016. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes, local franchise fees, and state franchise taxes. Ad valorem taxes increased primarily due to higher assessments, including the assessment of Arkansas ad valorem taxes on the Union Power Station beginning in 2017. Local franchise fees increased primarily due to higher revenues in the third quarter 2017 as compared to the third quarter 2016. State franchise taxes increased primarily due to a change in the Louisiana franchise tax law which became effective for 2017.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in the third quarter 2017 as compared to the third quarter 2016, which

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

included the St. Charles Power Station project, and higher realized gains in the third quarter 2017 as compared to the third quarter 2016 on the River Bend and Waterford 3 decommissioning trust fund investments.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Other operation and maintenance expenses increased primarily due to:

•
an increase of $12.3 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals, partially offset by a lower scope of work performed during plant outages in 2017 as compared to the same period in 2016. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Nuclear Matters” in the Form 10-K for a discussion of the increased operating costs to position the nuclear fleet to meet its operational goals;

•	an increase of $4.3 million in compensation and benefits costs primarily due to a downward revision to estimated incentive compensation expense in first quarter 2016;

•
an increase of $3.6 million in fossil-fueled generation expenses primarily due to the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016, partially offset by asbestos loss provisions in 2016;

•
an increase of $3.5 million as a result of the amount of transmission costs allocated by MISO. See Note 2 to the financial statements herein and in the Form 10-K for further information on the recovery of these costs;

•	an increase of $3.4 million in other loss provisions; and

•	an increase of $2.1 million in transmission expenses primarily due to higher labor costs, including contract labor.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes, local franchise fees, state franchise taxes, and payroll taxes. Ad valorem taxes increased primarily due to higher assessments, including the assessment of Arkansas ad valorem taxes on the Union Power Station beginning in 2017. Local franchise fees increased primarily due to higher revenues in 2017 as compared to 2016. State franchise taxes increased primarily due to a change in the Louisiana franchise tax law which became effective for 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Blocks 3 and 4 of the Union Power Station purchased in March 2016 and the effects of recording in third quarter 2016 final court decisions in the River Bend and Waterford 3 lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $6 million of spent nuclear fuel storage costs previously recorded as depreciation expense. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase. See Note 8 to the financial statements in the Form 10-K for discussion of the spent nuclear fuel litigation.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017 as compared to the same period in 2016, which included the St. Charles Power Station project, and higher realized gains in 2017 as compared to the same period in 2016 on the River Bend decommissioning trust fund investments, including portfolio rebalancing to the 30% interest in River Bend formerly owned by Cajun.

Interest expense decreased primarily due to an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2017 as compared to the same period in 2016, which included the St. Charles Power Station project.

Income Taxes

The effective income tax rates were 33.6% for the third quarter 2017 and 32.4% for the nine months ended September 30, 2017. The differences in the effective income tax rates for the third quarter 2017 and the nine months ended September 30, 2017 versus the federal statutory rate of 35% were primarily due to book and tax differences

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

related to the non-taxable income distributions earned on preferred membership interests and book and tax differences related to the allowance for equity funds used during construction, partially offset by state income taxes.

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

Louisiana Tax Legislation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Louisiana Tax Legislation” in the Form 10-K for a discussion of the Louisiana tax legislation.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$213,850	$35,102

Cash flow provided by (used in):
Operating activities	927,176	877,945
Investing activities	(1,379,365)	(1,138,425)
Financing activities	293,862	320,457
Net increase (decrease) in cash and cash equivalents	(158,327)	59,977

Cash and cash equivalents at end of period	$55,523	$95,079

Operating Activities

Net cash flow provided by operating activities increased $49.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to:

•
income tax refunds of $116.9 million in 2017 compared to income tax payments of $62.7 million in 2016. Entergy Louisiana received income tax refunds in 2017 and made income tax payments in 2016 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2017 resulted from the utilization of Entergy Louisiana’s net operating losses. The income tax payments in 2016 related to the 2016 payments for state taxes resulting from the effect of the final settlement of the 2006-2007 IRS audit and the effect of net operating loss limitations. See Note 3 to the financial statements in the Form 10-K for a discussion of the audit. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Louisiana Tax Legislation” in the Form 10-K for a discussion on the net operating loss limitations; and

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

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

•	an increase of $64 million in spending on nuclear refueling outages;

•	a decrease due to the timing of recovery of fuel and purchased power costs; and

•
proceeds of $25.1 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 1 to the financial statements herein and Note 8 to the financial statements in the Form 10-K for a discussion of the DOE litigation.

Investing Activities

Net cash flow used in investing activities increased $240.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to:

•	an increase of $297.1 million in fossil-fueled generation construction expenditures primarily due to higher spending on the St. Charles Power Station and Lake Charles Power Station projects in 2017;

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase of $95.3 million in transmission construction expenditures due to a higher scope of work performed in 2017 as compared to the same period in 2016;

•	an increase of $60.7 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2017;

•	money pool activity;

•	$33.3 million in funds held on deposit for interest payments due October 1, 2017;

•	an increase of $25.8 million in information technology construction expenditures due to increased spending on advanced metering infrastructure;

•	an increase of $17.3 million in distribution construction expenditures due to increased spending on digital technology improvements within the customer contact centers; and

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

Increases in Entergy Louisiana’s receivable from the money pool are a use of cash flow, and Entergy Louisiana‘s receivable from the money pool increased by $50.4 million for the nine months ended September 30, 2017 compared to increasing by $3.3 million for the nine months ended September 30, 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $26.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the net issuance of $350.5 million of long-term debt in 2017 compared to the net issuance of $557.7 million in 2016.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

The decrease was partially offset by:

•
a decrease of $123.8 million of common equity distributions primarily as a result of higher construction expenditures and higher nuclear fuel purchases in 2017 as compared to the same period in 2016; and

•	net borrowings of $36.8 million on the nuclear fuel company variable interest entities’ credit facilities in 2017 compared to net repayments of $18.4 million in 2016.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2017	December 31, 2016
Debt to capital	53.5%	53.4%
Effect of excluding securitization bonds	(0.4%)	(0.5%)
Debt to capital, excluding securitization bonds (a)	53.1%	52.9%
Effect of subtracting cash	(0.2%)	(0.9%)
Net debt to net capital, excluding securitization bonds (a)	52.9%	52.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

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

Entergy Louisiana is developing its capital investment plan for 2018 through 2020 and currently anticipates making $4.1 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments, such as the St. Charles Power Station and the Lake Charles Power Station, discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; investments in River Bend and Waterford 3; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Louisiana’s receivables from the money pool were as follows:

September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
(In Thousands)
$72,899	$22,503	$9,428	$6,154

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in August 2022.  The credit facility permits the issuance of letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2017, there were no cash borrowings and $9.1 million of letters of credit outstanding under the credit facility.  In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2017, a $38.5 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, one in the amount of $105 million and one in the amount of $85 million, both scheduled to expire in May 2019.  As of September 30, 2017, $78.8 million in loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of September 30, 2017, $40.6 million in letters of credit to support a like amount of commercial paper issued and $36.3 million in loans were outstanding under the Entergy Louisiana Waterford nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the nuclear fuel company variable interest entity credit facilities.

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

Washington Parish Energy Center

In April 2017, Entergy Louisiana signed a purchase and sale agreement with a subsidiary of Calpine Corporation for the acquisition of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 360 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana and, subject to permits and approvals, is expected to be completed in 2021. Subject to regulatory approvals, Entergy Louisiana will purchase the plant once it is complete for an estimated total investment of approximately $261 million, including transmission and other related costs. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. A procedural schedule has been established, with a hearing in April 2018.

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

In November 2016, Entergy Louisiana filed with the LPSC a request to extend the MISO cost recovery mechanism rider provision of its formula rate plan. In March 2017 the LPSC staff submitted direct testimony generally supportive of a one-year extension of the MISO cost recovery mechanism and the intervenor in the proceeding did not oppose an extension for this period of time. In June 2017 an uncontested joint stipulation authorizing a one-year extension of the MISO cost recovery mechanism rider was filed and the LPSC approved the stipulation in July 2017.

2016 Formula Rate Plan Filing

In May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. The evaluation report reflects an earned return on common equity of 9.84%. As such, no adjustment to base formula rate plan revenue is required. The following adjustments, however, are required under the formula rate plan. The 2016 formula rate plan evaluation report shows a decrease in formula rate plan revenue of approximately $16.9 million, comprised of a decrease in legacy Entergy Louisiana formula rate plan revenue of $3.5 million, a decrease in legacy Entergy Gulf States Louisiana formula rate plan revenue of $9.7 million, and a decrease in incremental formula rate plan revenue of $3.7 million. Additionally, the formula rate plan evaluation report calls for a decrease of $40.5 million in the MISO cost recovery revenue requirement from the current level of $46.8 million to $6.3 million. Rates reflecting these adjustments were implemented with the first billing cycle of September 2017, subject to refund, pending the review proceedings. Parties have intervened in the proceedings. No procedural schedule has been established. In September 2017 the LPSC issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report are required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report.

Formula Rate Plan Extension Request

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications of its terms.  Those modifications include: a one-time resetting of base rates to the midpoint of the band at Entergy Louisiana’s authorized return on equity of 9.95% for the 2017 test year; narrowing of the formula rate plan bandwidth from a total of 160 basis points to 80 basis points; and a forward-looking mechanism that would allow Entergy Louisiana to recover certain transmission-related costs contemporaneously with when those projects begin delivering benefits to customers.  Entergy Louisiana has requested that the LPSC consider its request on an expedited basis and render a decision by December 2017, in an effort to maintain Entergy Louisiana’s current cycle for implementing rate adjustments, i.e., September 2018, without the need for filing a full base rate case proceeding.

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

Waterford 3 Replacement Steam Generator Project

See Note 2 to the financial statements in the Form 10-K for discussion of the Waterford 3 replacement steam generator project prudence review proceeding. The refund to customers of approximately $71 million as a result of the settlement approved by the LPSC was made in January 2017. Following a review by the parties, an unopposed joint report of proceedings was filed by the LPSC staff and Entergy Louisiana in May 2017. In May 2017 the LPSC accepted the joint report of proceedings resolving the matter.

Deactivation or Retirement Decisions for Entergy Louisiana Plants

As a term of the LPSC-approved settlement authorizing the purchase of Power Blocks 3 and 4 of the Union Power Station, Entergy Louisiana agreed to make a filing with the LPSC to review its decisions to deactivate Ninemile 3 and Willow Glen 2 and 4 and its decision to retire Little Gypsy 1.  In January 2016, Entergy Louisiana made its compliance filing with the LPSC. Entergy Louisiana, LPSC staff, and intervenors participated in a technical conference in March 2016 where Entergy Louisiana presented information on its deactivation/retirement decisions for these four units in addition to information on the current deactivation decisions for the ten-year planning horizon. Parties have requested further proceedings on the prudence of the decision to deactivate Willow Glen 2 and 4. No party contests the prudence of the decision to deactivate Willow Glen 2 and 4 or suggests reactivation of these units; however, issues have been raised related to Entergy Louisiana’s decision to give up its transmission service rights in MISO for Willow Glen 2 and 4 rather than placing the units into suspended status for the three-year term permitted by MISO.  An evidentiary hearing was held in August 2017 and post-hearing briefs were submitted in October 2017. A decision is expected in 2018.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. The parties reached an uncontested stipulation permitting implementation of Entergy Louisiana’s proposed AMI system, with modifications to the proposed customer charge. The stipulation also confirmed that Entergy Louisiana shall continue to include in rate base the remaining book value of the existing electric meters and also to depreciate those assets using current depreciation rates. In July 2017 the LPSC approved the stipulation.

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

Entergy Louisiana, LLC and Subsidiaries
Management's Financial Discussion and Analysis

In connection with the joint report of proceedings accepted by the LPSC, in May 2017, Entergy Louisiana filed an application to initiate a separate proceeding to recover the deferred operation and maintenance expenses of $1.4 million incurred to restore service and repair damage resulting from flooding and widespread rainfall in southeast Louisiana that occurred in August 2016 through the extraordinary cost provision of the gas rate stabilization plan. The LPSC staff submitted its direct testimony in the proceeding recommending recovery of $0.9 million. The procedural schedule includes a hearing in February 2018.

Fuel and purchased power cost recovery

As discussed in the Form 10-K, in June 2016 the LPSC staff provided notice of audits of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. The audit included a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2014 through 2015 and charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2012 through 2015. Discovery commenced in March 2017.

As discussed in the Form 10-K, in April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit included a review of the reasonableness of the charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009. In December 2016 the LPSC opened a new docket in order to resolve the issue regarding the proper methodology for the recovery of nuclear dry fuel storage costs. In October 2017 the LPSC approved the continued recovery of the nuclear dry fuel storage costs through the fuel adjustment clause, resolving the open issue in the audit.

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

River Bend’s operating license is currently due to expire in August 2025. In May 2017, Entergy Louisiana filed an application with the NRC for an extension of River Bend’s operating license to 2045. In October 2017 an intervenor filed with the NRC a petition to intervene and request for a hearing on the River Bend license renewal application. As provided by NRC procedure, a panel of the Atomic Safety and Licensing Board has been designated to determine whether the intervenor’s three proposed contentions, or allegations of errors or omissions in the license renewal application, are admissible and, if so, to rule on any admitted contentions.

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

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$1,280,475	$1,240,217	$3,216,677	$3,166,380
Natural gas	10,019	9,235	38,034	37,251
TOTAL	1,290,494	1,249,452	3,254,711	3,203,631

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	301,584	261,979	635,684	616,402
Purchased power	273,325	261,212	795,825	677,309
Nuclear refueling outage expenses	13,616	12,894	38,565	38,648
Other operation and maintenance	238,249	229,717	704,696	668,738
Decommissioning	12,444	11,812	36,850	34,978
Taxes other than income taxes	45,059	38,129	135,418	124,857
Depreciation and amortization	117,923	114,251	349,660	336,294
Other regulatory charges (credits) - net	(1,795)	6,507	(78,503)	18,084
TOTAL	1,000,405	936,501	2,618,195	2,515,310

OPERATING INCOME	290,089	312,951	636,516	688,321

OTHER INCOME
Allowance for equity funds used during construction	13,393	6,735	34,492	18,479
Interest and investment income	42,662	38,731	124,411	116,398
Miscellaneous - net	(2,957)	(4,429)	(8,631)	(10,044)
TOTAL	53,098	41,037	150,272	124,833

INTEREST EXPENSE
Interest expense	69,518	68,396	205,316	204,259
Allowance for borrowed funds used during construction	(6,713)	(3,455)	(17,428)	(9,735)
TOTAL	62,805	64,941	187,888	194,524

INCOME BEFORE INCOME TAXES	280,382	289,047	598,900	618,630

Income taxes	94,098	99,541	193,759	64,193

NET INCOME	$186,284	$189,506	$405,141	$554,437

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)

Net Income	$186,284	$189,506	$405,141	$554,437
Other comprehensive loss
Pension and other postretirement liabilities (net of tax benefit of $232, $145, $756, and $404)	(370)	(232)	(1,050)	(725)
Other comprehensive loss	(370)	(232)	(1,050)	(725)
Comprehensive Income	$185,914	$189,274	$404,091	$553,712

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$405,141	$554,437
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	458,963	462,007
Deferred income taxes, investment tax credits, and non-current taxes accrued	303,397	155,996
Changes in working capital:
Receivables	(92,610)	(159,517)
Fuel inventory	7,643	(1,578)
Accounts payable	31,865	(18,420)
Prepaid taxes and taxes accrued	97,138	(55,780)
Interest accrued	9,149	7,531
Deferred fuel costs	(37,753)	(6,091)
Other working capital accounts	(49,266)	(2,503)
Changes in provisions for estimated losses	(6,331)	1,658
Changes in other regulatory assets	60,014	73,920
Changes in other regulatory liabilities	(72,060)	30,847
Changes in pension and other postretirement liabilities	(70,489)	(63,735)
Other	(117,625)	(100,827)
Net cash flow provided by operating activities	927,176	877,945

INVESTING ACTIVITIES
Construction expenditures	(1,177,121)	(675,248)
Allowance for equity funds used during construction	34,492	18,479
Payment for purchase of plant	—	(474,670)
Nuclear fuel purchases	(159,637)	(49,219)
Proceeds from the sale of nuclear fuel	28,884	64,498
Receipts from storm reserve escrow account	8,836	—
Payments to storm reserve escrow account	(1,422)	(823)
Changes to securitization account	(6,538)	(6,649)
Proceeds from nuclear decommissioning trust fund sales	176,056	178,183
Investment in nuclear decommissioning trust funds	(204,500)	(206,976)
Changes in money pool receivable - net	(50,396)	(3,274)
Insurance proceeds	5,305	—
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	17,274
Changes in other investments - net	(33,324)	—
Net cash flow used in investing activities	(1,379,365)	(1,138,425)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	646,850	1,389,315
Retirement of long-term debt	(296,359)	(831,632)
Changes in credit borrowings - net	36,762	(18,385)
Distributions paid:
Common equity	(91,250)	(215,000)
Other	(2,141)	(3,841)
Net cash flow provided by financing activities	293,862	320,457

Net increase (decrease) in cash and cash equivalents	(158,327)	59,977
Cash and cash equivalents at beginning of period	213,850	35,102
Cash and cash equivalents at end of period	$55,523	$95,079

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$189,896	$251,196
Income taxes	($116,937)	$62,676

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$10,143	$49,972
Temporary cash investments	45,380	163,878
Total cash and cash equivalents	55,523	213,850
Accounts receivable:
Customer	288,237	213,517
Allowance for doubtful accounts	(7,677)	(6,277)
Associated companies	190,048	155,794
Other	58,933	54,186
Accrued unbilled revenues	174,379	159,176
Total accounts receivable	703,920	576,396
Fuel inventory	43,095	50,738
Materials and supplies - at average cost	297,545	294,421
Deferred nuclear refueling outage costs	83,207	22,535
Prepaid taxes	12,966	110,104
Prepayments and other	85,303	41,687
TOTAL	1,281,559	1,309,731

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,260,022	1,140,707
Storm reserve escrow account	284,071	291,485
Non-utility property - at cost (less accumulated depreciation)	236,802	217,494
Other	18,837	28,844
TOTAL	3,190,319	3,069,117

UTILITY PLANT
Electric	19,237,157	18,827,532
Natural gas	182,704	172,816
Construction work in progress	1,225,066	670,201
Nuclear fuel	339,749	249,807
TOTAL UTILITY PLANT	20,984,676	19,920,356
Less - accumulated depreciation and amortization	8,622,235	8,420,596
UTILITY PLANT - NET	12,362,441	11,499,760

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	480,257	470,480
Other regulatory assets (includes securitization property of $76,520 as of September 30, 2017 and $92,951 as of December 31, 2016)	1,098,267	1,168,058
Deferred fuel costs	168,122	168,122
Other	17,374	16,003
TOTAL	1,764,020	1,822,663

TOTAL ASSETS	$18,598,339	$17,701,271

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$675,002	$200,198
Short-term borrowings	40,555	3,794
Accounts payable:
Associated companies	85,920	82,106
Other	347,338	358,741
Customer deposits	149,274	148,601
Interest accrued	84,747	75,598
Deferred fuel costs	10,458	48,211
Other	88,525	80,013
TOTAL	1,481,819	997,262

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,998,156	2,691,118
Accumulated deferred investment tax credits	123,088	126,741
Other regulatory liabilities	808,914	880,974
Decommissioning	1,125,732	1,082,685
Accumulated provisions	304,441	310,772
Pension and other postretirement liabilities	709,396	780,278
Long-term debt (includes securitization bonds of $89,430 as of September 30, 2017 and $99,217 as of December 31, 2016)	5,492,494	5,612,593
Other	159,711	137,039
TOTAL	11,721,932	11,622,200

Commitments and Contingencies

EQUITY
Member's equity	5,444,080	5,130,251
Accumulated other comprehensive loss	(49,492)	(48,442)
TOTAL	5,394,588	5,081,809

TOTAL LIABILITIES AND EQUITY	$18,598,339	$17,701,271

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Common Equity
	Member’s Equity	Accumulated Other Comprehensive Loss	Total
	(In Thousands)

Balance at December 31, 2015	$4,793,724	($56,412)	$4,737,312

Net income	554,437	—	554,437
Other comprehensive loss	—	(725)	(725)
Distributions declared on common equity	(215,000)	—	(215,000)
Other	(22)	—	(22)

Balance at September 30, 2016	$5,133,139	($57,137)	$5,076,002

Balance at December 31, 2016	$5,130,251	($48,442)	$5,081,809

Net income	405,141	—	405,141
Other comprehensive loss	—	(1,050)	(1,050)
Distributions declared on common equity	(91,250)	—	(91,250)
Other	(62)	—	(62)

Balance at September 30, 2017	$5,444,080	($49,492)	$5,394,588

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$411	$413	($2)	—
Commercial	285	273	12	4
Industrial	428	361	67	19
Governmental	19	18	1	6
Total retail	1,143	1,065	78	7
Sales for resale:
Associated companies	69	116	(47)	(41)
Non-associated companies	23	13	10	77
Other	45	46	(1)	(2)
Total	$1,280	$1,240	$40	3

Billed Electric Energy Sales (GWh):
Residential	4,301	4,635	(334)	(7)
Commercial	3,228	3,363	(135)	(4)
Industrial	7,627	7,345	282	4
Governmental	208	208	—	—
Total retail	15,364	15,551	(187)	(1)
Sales for resale:
Associated companies	1,164	2,360	(1,196)	(51)
Non-associated companies	616	335	281	84
Total	17,144	18,246	(1,102)	(6)

	Nine Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$911	$913	($2)	—
Commercial	716	694	22	3
Industrial	1,147	1,006	141	14
Governmental	51	50	1	2
Total retail	2,825	2,663	162	6
Sales for resale:
Associated companies	204	310	(106)	(34)
Non-associated companies	53	37	16	43
Other	135	156	(21)	(13)
Total	$3,217	$3,166	$51	2

Billed Electric Energy Sales (GWh):
Residential	10,154	10,608	(454)	(4)
Commercial	8,497	8,622	(125)	(1)
Industrial	22,272	21,662	610	3
Governmental	595	602	(7)	(1)
Total retail	41,518	41,494	24	—
Sales for resale:
Associated companies	3,399	6,104	(2,705)	(44)
Non-associated companies	1,280	1,321	(41)	(3)
Total	46,197	48,919	(2,722)	(6)

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2017 Compared to Third Quarter 2016

Net income remained relatively unchanged, decreasing by $0.1 million, because lower net revenue was substantially offset by lower other operation and maintenance expenses.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net income decreased $3.9 million primarily due to lower net revenue and higher depreciation and amortization expenses, partially offset by lower other operation and maintenance expenses and lower interest expense.

Net Revenue

Third Quarter 2017 Compared to Third Quarter 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing the third quarter 2017 to the third quarter 2016:

Amount
(In Millions)
2016 net revenue	$214.7
Volume/weather	(9.3)
Retail electric price	(5.0)
Other	0.9
2017 net revenue	$201.3

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in residential and commercial usage resulting from a 1% increase in the average number of residential and commercial customers.

The retail electric price variance is primarily due to lower storm damage rider revenues due to resetting the storm damage provision to zero beginning with the November 2016 billing cycle. Entergy Mississippi resumed billing the storm damage rider effective with the September 2017 billing cycle. The decrease was partially offset by an increase in the energy efficiency rider.  See Note 2 to the financial statements herein and in the Form 10-K for further discussion on the storm damage rider.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016:

Amount
(In Millions)
2016 net revenue	$541.2
Volume/weather	(19.6)
Retail electric price	6.6
Other	1.4
2017 net revenue	$529.6

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase of 40 GWh, or 2%, in industrial usage. The increase in industrial usage is primarily due to expansion projects in the pulp and paper industry, an increase in usage by the mid to small industrial sector, and new customers in the wood products industry, partially offset by a decrease in demand for existing customers.

The retail electric price variance is primarily due to a $19.4 million net annual increase in rates, as approved by the MPSC, effective with the first billing cycle of July 2016 and an increase in the energy efficiency rider. The increase was partially offset by lower storm damage rider revenues due to resetting the storm damage provision to zero beginning with the November 2016 billing cycle. Entergy Mississippi resumed billing the storm damage rider effective with the September 2017 billing cycle. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the formula rate plan and the storm damage rider.

Other Income Statement Variances

Third Quarter 2017 Compared to Third Quarter 2016

Other operation and maintenance expenses decreased primarily due to a decrease of $6.1 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs and a decrease of $4.8 million in storm damage provisions. See Note 2 to the financial statements herein and in the Form 10-K for a discussion on storm cost recovery.

The decrease was partially offset by an increase of $1.6 million in energy efficiency costs.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $6.6 million in storm damage provisions. See Note 2 to the financial statements herein and in the Form 10-K for a discussion on storm cost recovery; and

•
a decrease of $3.6 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs, partially offset by a higher scope of work done in 2017 as compared to the same period in 2016.

The decrease was partially offset by an increase of $3.5 million in energy efficiency costs.

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

Income Taxes

The effective income tax rate was 37.8% for the third quarter 2017. The difference in the effective income tax rate for the third quarter 2017 versus the federal statutory rate of 35% was primarily due to state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 38.4% for the nine months ended September 30, 2017. The difference in the effective income tax rate for the nine months ended September 30, 2017 versus the federal statutory rate of 35% was primarily due to state income taxes, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rates were 38.6% for the third quarter 2016 and 36.9% for the nine months ended September 30, 2016. The difference in the effective income tax rates for the third quarter 2016 and the nine months ended September 30, 2016 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$76,834	$145,605

Cash flow provided by (used in):
Operating activities	129,314	141,960
Investing activities	(300,966)	(244,814)
Financing activities	94,867	265,513
Net increase (decrease) in cash and cash equivalents	(76,785)	162,659

Cash and cash equivalents at end of period	$49	$308,264

Operating Activities

Net cash flow provided by operating activities decreased $12.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the timing of recovery of fuel and purchased power costs in 2017 as compared to the same period in 2016 and the timing of payments to vendors. The decrease was partially offset by income tax refunds of $15.1 million in 2017 compared to income tax payments of $3.9 million in 2016. Entergy Mississippi received state income tax refunds of $15.1 million in 2017 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2017 resulted from the carryback of net operating losses.

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $56.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to:

•	an increase of $53.1 million in transmission construction expenditures primarily due to a higher scope of work performed in 2017 as compared to the same period in 2016;

•	an increase of $18.5 million in fossil-fueled generation construction expenditures primarily due to a higher scope of work performed in 2017 as compared to the same period in 2016;

•	an increase of $13.1 million in storm spending in 2017 as compared to the same period in 2016; and

•	an increase of $9.1 million in distribution construction expenditures primarily due to a higher scope of non-storm related work performed in 2017 as compared to the same period in 2016.

The increase was partially offset by money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased $10.6 million for the nine months ended September 30, 2017 compared to increasing $25 million for the nine months ended September 30, 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities decreased $170.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the net issuance of $291.6 million of long-term debt in 2016, partially offset by money pool activity and a decrease of $13.5 million in common stock dividends paid in 2017 as compared to the same period in 2016. The decrease in dividends paid was primarily because of lower operating cash flow and higher capital expenditures, each discussed above. See Note 5 to the financial statements in the Form 10-K for details of long-term debt.

Increases in Entergy Mississippi’s payable to the money pool are a source of cash flow, and Entergy Mississippi’s payable to the money pool increased by $106.2 million for the nine months ended September 30, 2017.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2017	December 31, 2016
Debt to capital	48.4%	50.2%
Effect of subtracting cash	—%	(1.8%)
Net debt to net capital	48.4%	48.4%

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

Entergy Mississippi is developing its capital investment plan for 2018 through 2020 and currently anticipates making $1.3 billion in capital investments during that period. The preliminary estimate includes amounts associated with specific investments such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including initial investment to support advanced metering; resource planning, including potential generation projects; system improvements; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Mississippi’s receivables from or (payables to) the money pool were as follows:

September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
(In Thousands)
($106,180)	$10,595	$50,916	$25,930

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire in May 2018. No borrowings were outstanding under the credit facilities as of September 30, 2017.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2017, a $12.8 million letter of credit was outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

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

Entergy Mississippi, Inc.
Management's Financial Discussion and Analysis

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

Mississippi Attorney General Complaint

As discussed in the Form 10-K, the Mississippi attorney general filed a complaint in state court in December 2008 against Entergy Corporation, Entergy Mississippi, Entergy Services, and Entergy Power alleging, among other things, violations of Mississippi statutes, fraud, breach of good faith and fair dealing, and requesting an accounting and restitution. The complaint is wide ranging and relates to tariffs and procedures under which Entergy Mississippi purchases power not generated in Mississippi to meet electricity demand. The defendants have denied the allegations. In June 2017 the District Court issued a case management order setting a trial date in November 2018. Discovery is currently in progress.

Storm Cost Recovery

See the Form 10-K for discussion of Entergy Mississippi’s storm damage provision. As of July 31, 2017, the balance in Entergy Mississippi’s accumulated storm damage provision was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with September 2017 bills.

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

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$349,197	$309,739	$898,852	$820,923

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	61,681	3,444	146,869	64,790
Purchased power	90,086	87,070	236,409	216,814
Other operation and maintenance	57,491	67,155	172,199	178,809
Taxes other than income taxes	23,568	24,837	71,518	68,821
Depreciation and amortization	36,176	34,438	106,935	101,746
Other regulatory charges (credits) - net	(3,840)	4,483	(13,983)	(1,832)
TOTAL	265,162	221,427	719,947	629,148

OPERATING INCOME	84,035	88,312	178,905	191,775

OTHER INCOME
Allowance for equity funds used during construction	2,566	1,441	6,741	4,072
Interest and investment income	—	129	33	490
Miscellaneous - net	(54)	(849)	(1,032)	(2,604)
TOTAL	2,512	721	5,742	1,958

INTEREST EXPENSE
Interest expense	12,713	13,866	37,953	43,866
Allowance for borrowed funds used during construction	(1,048)	(741)	(2,681)	(2,099)
TOTAL	11,665	13,125	35,272	41,767

INCOME BEFORE INCOME TAXES	74,882	75,908	149,375	151,966

Income taxes	28,337	29,296	57,369	56,042

NET INCOME	46,545	46,612	92,006	95,924

Preferred dividend requirements and other	238	707	715	2,121

EARNINGS APPLICABLE TO COMMON STOCK	$46,307	$45,905	$91,291	$93,803

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$92,006	$95,924
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	106,935	101,746
Deferred income taxes, investment tax credits, and non-current taxes accrued	65,204	43,201
Changes in assets and liabilities:
Receivables	(31,085)	(39,253)
Fuel inventory	8,059	412
Accounts payable	(2,644)	25,200
Taxes accrued	(5,815)	(765)
Interest accrued	(2,366)	(2,349)
Deferred fuel costs	(27,344)	(79,671)
Other working capital accounts	(279)	(1,910)
Provisions for estimated losses	(10,274)	5,221
Other regulatory assets	(33,323)	18,851
Pension and other postretirement liabilities	(18,863)	(18,871)
Other assets and liabilities	(10,897)	(5,776)
Net cash flow provided by operating activities	129,314	141,960

INVESTING ACTIVITIES
Construction expenditures	(313,910)	(223,643)
Allowance for equity funds used during construction	6,741	4,072
Changes in money pool receivable - net	10,595	(24,986)
Change in other investments	(3,185)	—
Other	(1,207)	(257)
Net cash flow used in investing activities	(300,966)	(244,814)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	624,034
Retirement of long-term debt	—	(332,400)
Change in money pool payable - net	106,180	—
Dividends paid:
Common stock	(10,500)	(24,000)
Preferred stock	(715)	(2,121)
Other	(98)	—
Net cash flow provided by financing activities	94,867	265,513

Net increase (decrease) in cash and cash equivalents	(76,785)	162,659
Cash and cash equivalents at beginning of period	76,834	145,605
Cash and cash equivalents at end of period	$49	$308,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$38,549	$44,209
Income taxes	($15,087)	$3,878

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$42	$16
Temporary cash investments	7	76,818
Total cash and cash equivalents	49	76,834
Accounts receivable:
Customer	81,898	51,218
Allowance for doubtful accounts	(669)	(549)
Associated companies	34,417	45,973
Other	8,835	12,006
Accrued unbilled revenues	55,983	51,327
Total accounts receivable	180,464	159,975
Deferred fuel costs	34,301	6,957
Fuel inventory - at average cost	42,813	50,872
Materials and supplies - at average cost	44,100	41,146
Prepayments and other	14,555	8,873
TOTAL	316,282	344,657

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,596	4,608
Escrow accounts	31,894	31,783
TOTAL	36,490	36,391

UTILITY PLANT
Electric	4,454,890	4,321,214
Property under capital lease	502	1,590
Construction work in progress	234,116	118,182
TOTAL UTILITY PLANT	4,689,508	4,440,986
Less - accumulated depreciation and amortization	1,651,270	1,602,711
UTILITY PLANT - NET	3,038,238	2,838,275

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	40,367	38,284
Other regulatory assets	373,453	342,213
Other	3,710	2,320
TOTAL	417,530	382,817

TOTAL ASSETS	$3,808,540	$3,602,140

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$147,147	$43,647
Other	75,915	80,227
Customer deposits	83,682	84,112
Taxes accrued	58,225	64,040
Interest accrued	19,287	21,653
Other	13,589	9,554
TOTAL	397,845	303,233

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	926,123	861,331
Accumulated deferred investment tax credits	8,811	8,667
Asset retirement cost liabilities	9,092	8,722
Accumulated provisions	44,166	54,440
Pension and other postretirement liabilities	90,696	109,551
Long-term debt	1,121,606	1,120,916
Other	14,238	20,108
TOTAL	2,214,732	2,183,735

Commitments and Contingencies

Preferred stock without sinking fund	20,381	20,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2017 and 2016	199,326	199,326
Capital stock expense and other	167	167
Retained earnings	976,089	895,298
TOTAL	1,175,582	1,094,791

TOTAL LIABILITIES AND EQUITY	$3,808,540	$3,602,140

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$199,326	($690)	$813,414	$1,012,050

Net income	—	—	95,924	95,924
Common stock dividends	—	—	(24,000)	(24,000)
Preferred stock dividends	—	—	(2,121)	(2,121)

Balance at September 30, 2016	$199,326	($690)	$883,217	$1,081,853

Balance at December 31, 2016	$199,326	$167	$895,298	$1,094,791

Net income	—	—	92,006	92,006
Common stock dividends	—	—	(10,500)	(10,500)
Preferred stock dividends	—	—	(715)	(715)

Balance at September 30, 2017	$199,326	$167	$976,089	$1,175,582

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$158	$141	$17	12
Commercial	121	102	19	19
Industrial	41	34	7	21
Governmental	11	10	1	10
Total retail	331	287	44	15
Sales for resale:
Non-associated companies	4	11	(7)	(64)
Other	14	12	2	17
Total	$349	$310	$39	13

Billed Electric Energy Sales (GWh):
Residential	1,747	1,955	(208)	(11)
Commercial	1,407	1,477	(70)	(5)
Industrial	665	693	(28)	(4)
Governmental	118	128	(10)	(8)
Total retail	3,937	4,253	(316)	(7)
Sales for resale:
Non-associated companies	251	384	(133)	(35)
Total	4,188	4,637	(449)	(10)

	Nine Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$380	$345	$35	10
Commercial	314	275	39	14
Industrial	115	97	18	19
Governmental	30	29	1	3
Total retail	839	746	93	12
Sales for resale:
Non-associated companies	16	21	(5)	(24)
Other	44	54	(10)	(19)
Total	$899	$821	$78	10

Billed Electric Energy Sales (GWh):
Residential	4,072	4,325	(253)	(6)
Commercial	3,611	3,682	(71)	(2)
Industrial	1,869	1,829	40	2
Governmental	317	328	(11)	(3)
Total retail	9,869	10,164	(295)	(3)
Sales for resale:
Non-associated companies	744	759	(15)	(2)
Total	10,613	10,923	(310)	(3)

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2017 Compared to Third Quarter 2016

Net income decreased $5.2 million primarily due to lower net revenue and higher taxes other than income taxes.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net income decreased $2.3 million primarily due to lower net revenue and higher taxes other than income taxes, partially offset by lower other operation and maintenance expenses and a lower effective income tax rate.

Net Revenue

Third Quarter 2017 Compared to Third Quarter 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the third quarter 2017 to the third quarter 2016:

Amount
(In Millions)
2016 net revenue	$96.0
Retail electric price	(4.8)
Volume/weather	(3.3)
Other	0.4
2017 net revenue	$88.3

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

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in residential and commercial usage resulting from a 1% increase in the average number of residential and commercial electric customers.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the changes in net revenue comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016:

Amount
(In Millions)
2016 net revenue	$244.4
Volume/weather	(6.4)
Retail electric price	(1.7)
Other	1.5
2017 net revenue	$237.8

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in residential and commercial usage resulting from a 1% increase in the average number of residential and commercial electric customers.

The retail electric price variance is primarily due to a decrease in the purchased power and capacity acquisition cost recovery rider primarily due to credits to customers as part of the Entergy New Orleans internal restructuring agreement in principle, effective with the first billing cycle of June 2017. The decrease was partially offset by an increase in the purchased power and capacity acquisition cost recovery rider, as approved by the City Council, effective with the first billing cycle of March 2016, primarily related to the purchase of Power Block 1 of the Union Power Station in March 2016. See Note 2 to the financial statements in the Form 10-K for further discussion of the purchased power and capacity acquisition cost recovery rider and see Note 2 to the financial statements herein and in the Form 10-K for further discussion of the credits associated with Entergy New Orleans’s internal restructuring.

Other Income Statement Variances

Third Quarter 2017 Compared to Third Quarter 2016

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes and higher local franchise taxes. Ad valorem taxes increased primarily due to higher assessments, including the assessment of Arkansas ad valorem taxes on the Union Power Station beginning in 2017. Local franchise taxes increased primarily due to higher electric retail revenues in the third quarter 2017 as compared to the third quarter 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $2.9 million in fossil-fueled generation expenses primarily due to the deactivation of Michoud Units 2 and 3 effective May 2016 and higher outages costs at Power Block 1 of the Union Power Station in 2016 as compared to the same period in 2017;

•	a decrease of $2.1 million in loss provisions;

•	a decrease of $1.1 million due to lower write-offs of uncollectible customer accounts; and

•	a decrease of $1 million in energy efficiency costs.

The decrease was partially offset by an increase of $3.2 million in distribution expenses primarily due to higher labor costs, including contract labor, and higher vegetation maintenance.

Taxes other than income taxes increased primarily due to higher local franchise taxes and an increase in ad valorem taxes. Local franchise taxes increased primarily due to higher electric retail revenues in 2017 as compared

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

to the same period in 2016. Ad valorem taxes increased primarily due to higher assessments, including the assessment of Arkansas ad valorem taxes on the Union Power Station beginning in 2017.

Income Taxes

The effective income tax rates were 36.6% for the third quarter 2017 and 36.3% for the nine months ended September 30, 2017. The differences in the effective income tax rates for the third quarter 2017 and the nine months ended June 30, 2017 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by flow-through tax accounting.

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

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$103,068	$88,876

Cash flow provided by (used in):
Operating activities	84,240	92,823
Investing activities	(116,704)	(290,944)
Financing activities	(41,722)	147,134
Net decrease in cash and cash equivalents	(74,186)	(50,987)

Cash and cash equivalents at end of period	$28,882	$37,889

Operating Activities

Net cash flow provided by operating activities decreased $8.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the timing of payments to vendors and lower net revenue in 2017 as compared to the same period in 2016. The decrease was substantially offset by the timing of recovery of fuel and purchased power costs in 2017 as compared to the same period in 2016 and income tax payments of $8.5 million in 2016. Entergy New Orleans made income tax payments of $8.5 million in 2016 primarily due to state income taxes resulting from the effect of net operating loss limitations enacted by the state of Louisiana.

Investing Activities

Net cash flow used in investing activities decreased $174.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the purchase of Power Block 1 of the Union Power Station for approximately $237 million in March 2016, partially offset by money pool activity. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase.

Increases in Entergy New Orleans’s receivable from the money pool are a use of cash flow, and Entergy New Orleans’s receivable from the money pool increased $32.1 million in 2017 compared to decreasing $9.6 million in

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Entergy New Orleans’s financing activities used $41.7 million of cash for the nine months ended September 30, 2017 compared to providing $147.1 million of cash for the nine months ended September 30, 2016 primarily due to the following activity:

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

•
a $47.8 million capital contribution received from Entergy Corporation in March 2016 in anticipation of Entergy New Orleans’s purchase of Power Block 1 of the Union Power Station. See Note 14 to the financial statements in the Form 10-K for discussion of the Union Power Station purchase; and

•
$36.1 million in common stock dividends paid in 2017 as compared to $14 million in common stock dividends paid in 2016. There were no common stock dividends paid in first quarter 2016 in anticipation of the purchase of Power Block 1 of the Union Power Station in March 2016.

See Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2017	December 31, 2016
Debt to capital	49.4%	50.1%
Effect of excluding securitization bonds	(4.9%)	(5.2%)
Debt to capital, excluding securitization bonds (a)	44.5%	44.9%
Effect of subtracting cash	(2.0%)	(8.0%)
Net debt to net capital, excluding securitization bonds (a)	42.5%	36.9%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

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

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Uses and Sources of Capital

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Liquidity and Capital Resources ” in the Form 10-K for a discussion of Entergy New Orleans’s uses and sources of capital. Following are updates to the information provided in the Form 10-K.

Entergy New Orleans is developing its capital investment plan for 2018 through 2020 and currently anticipates making $585 million in capital investments during that period.  The estimate includes amounts associated with specific investments such as the New Orleans Power Station discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including initial investment to support advanced metering; system improvements; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy New Orleans’s receivables from the money pool were as follows:

September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
(In Thousands)
$46,282	$14,215	$6,172	$15,794

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2018. The credit facility permits the issuance of letters of credit against $10 million of the borrowing capacity of the facility. As of September 30, 2017, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2017, a $7.1 million letter of credit was outstanding under Entergy New Orleans’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which was retired effective May 31, 2016. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. The application included an updated cost estimate of $232 million for the 226 MW advanced combustion turbine. The cost estimate for the alternative 128 MW unit is $210 million. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans.  In August 2017 the City Council established a procedural schedule that provided for a hearing in December 2017 with a City Council decision expected in February 2018. In October 2017 several intervenors filed testimony opposing the New Orleans Power Station or, in one case, supporting a slightly smaller configuration of Entergy New Orleans’s alternative proposal. The commercial operation date is dependent on the alternative selected by the City Council and the receipt of other permits and approvals.

Entergy New Orleans, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

State and Local Rate Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – State and Local Rate Regulation” in the Form 10-K for a discussion of state and local rate regulation. The following are updates to that discussion.

Retail Rates

As discussed in the Form 10-K, in February 2017, Entergy New Orleans filed a proposed implementation plan for the Energy Smart program from April 2017 through March 2020. As part of the proposal, Entergy New Orleans requested that the City Council identify its desired level of funding for the program during this time period and approve a cost recovery mechanism. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. In September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program costs during the period between when existing funds directed to Energy Smart programs are depleted (estimated to be June 2018) and when new rates from the anticipated 2018 combined rate case, which will include a cost recovery mechanism for Energy Smart funding, take effect (estimated to be August 2019).  Entergy New Orleans requested that the City Council approve a cost recovery mechanism prior to June 2018.

Internal Restructuring

As discussed in the Form 10-K, in July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy New Orleans to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. In May 2017 the City Council adopted a resolution approving the proposed internal restructuring pursuant to an agreement in principle with the City Council advisors and certain intervenors. Pursuant to the agreement in principle, Entergy New Orleans will credit retail customers $10 million in 2017, $1.4 million in the first quarter of the year after the transaction closes, and $117,500 each month in the second year after the transaction closes until such time as new base rates go into effect as a result of the anticipated 2018 base rate case. Entergy New Orleans began crediting retail customers in June 2017. In June 2017 the FERC approved the transaction and, pursuant to the agreement in principle, Entergy New Orleans will provide additional credits to retail customers of $5 million in each of the years 2018, 2019, and 2020. Entergy New Orleans expects to complete the internal restructuring in fourth quarter 2017.

Advanced Metering Infrastructure (AMI) Filing

As discussed in the Form 10-K, in October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest. In April 2017, Entergy New Orleans received intervenor testimony that was generally supportive of AMI deployment. The City Council’s advisors filed testimony in May 2017 recommending the adoption of AMI subject to certain modifications, including the denial of Entergy New Orleans’s proposed customer charge as a cost recovery mechanism. In June 2017 the procedural schedule was suspended to allow for settlement discussions. A status conference was held in October 2017, and the parties set another status conference for February 2018 with the intent to continue to pursue settlement in the interim.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Entergy New Orleans, Inc. and Subsidiaries
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

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$182,451	$185,775	$482,251	$457,317
Natural gas	16,566	15,561	61,977	58,279
TOTAL	199,017	201,336	544,228	515,596

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	26,082	19,231	79,118	42,706
Purchased power	79,137	82,581	220,601	221,689
Other operation and maintenance	26,448	27,251	74,256	78,752
Taxes other than income taxes	15,135	13,409	41,397	35,846
Depreciation and amortization	13,286	13,047	39,356	38,719
Other regulatory charges - net	5,514	3,538	6,717	6,812
TOTAL	165,602	159,057	461,445	424,524

OPERATING INCOME	33,415	42,279	82,783	91,072

OTHER INCOME
Allowance for equity funds used during construction	654	311	1,656	767
Interest and investment income	222	58	521	157
Miscellaneous - net	39	(92)	177	(144)
TOTAL	915	277	2,354	780

INTEREST EXPENSE
Interest expense	5,313	5,373	16,012	15,730
Allowance for borrowed funds used during construction	(229)	(116)	(580)	(291)
TOTAL	5,084	5,257	15,432	15,439

INCOME BEFORE INCOME TAXES	29,246	37,299	69,705	76,413

Income taxes	10,717	13,598	25,316	29,701

NET INCOME	18,529	23,701	44,389	46,712

Preferred dividend requirements and other	241	241	724	724

EARNINGS APPLICABLE TO COMMON STOCK	$18,288	$23,460	$43,665	$45,988

See Notes to Financial Statements.

(page left blank intentionally)

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$44,389	$46,712
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	39,356	38,719
Deferred income taxes, investment tax credits, and non-current taxes accrued	30,834	132,201
Changes in assets and liabilities:
Receivables	(17,030)	(17,409)
Fuel inventory	(490)	(215)
Accounts payable	(4,950)	7,088
Prepaid taxes	(4,484)	(87,763)
Interest accrued	546	1,172
Deferred fuel costs	4,258	(16,671)
Other working capital accounts	(6,750)	735
Provisions for estimated losses	(1,702)	678
Other regulatory assets	10,093	6,837
Pension and other postretirement liabilities	(13,793)	(13,673)
Other assets and liabilities	3,963	(5,588)
Net cash flow provided by operating activities	84,240	92,823

INVESTING ACTIVITIES
Construction expenditures	(81,143)	(63,161)
Allowance for equity funds used during construction	1,656	767
Payment for purchase of plant	—	(237,335)
Investment in affiliates	—	(38)
Changes in money pool receivable - net	(32,067)	9,622
Receipts from storm reserve escrow account	—	3
Payments to storm reserve escrow account	(406)	(300)
Changes in securitization account	(2,990)	(502)
Change in other investments	(1,754)	—
Net cash flow used in investing activities	(116,704)	(290,944)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	190,697
Retirement of long-term debt	(5,114)	(77,094)
Capital contribution from parent	—	47,750
Dividends paid:
Common stock	(36,100)	(14,000)
Preferred stock	(724)	(724)
Other	216	505
Net cash flow provided by (used in) financing activities	(41,722)	147,134

Net decrease in cash and cash equivalents	(74,186)	(50,987)
Cash and cash equivalents at beginning of period	103,068	88,876
Cash and cash equivalents at end of period	$28,882	$37,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$14,668	$13,613
Income taxes	$—	$8,500

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents
Cash	$518	$28
Temporary cash investments	28,364	103,040
Total cash and cash equivalents	28,882	103,068
Securitization recovery trust account	4,728	1,738
Accounts receivable:
Customer	57,440	43,536
Allowance for doubtful accounts	(3,140)	(3,059)
Associated companies	49,213	16,811
Other	4,928	5,926
Accrued unbilled revenues	22,124	18,254
Total accounts receivable	130,565	81,468
Deferred fuel costs	560	4,818
Fuel inventory - at average cost	2,331	1,841
Materials and supplies - at average cost	10,682	8,416
Prepaid taxes	8,863	4,379
Prepayments and other	15,515	6,587
TOTAL	202,126	212,315

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	81,843	81,437
Other	2,414	7,160
TOTAL	85,273	89,613

UTILITY PLANT
Electric	1,276,279	1,258,934
Natural gas	252,608	240,408
Construction work in progress	49,885	24,975
TOTAL UTILITY PLANT	1,578,772	1,524,317
Less - accumulated depreciation and amortization	621,488	604,825
UTILITY PLANT - NET	957,284	919,492

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $74,586 as of September 30, 2017 and $82,272 as of December 31, 2016)	258,013	268,106
Other	890	963
TOTAL	262,983	273,149

TOTAL ASSETS	$1,507,666	$1,494,569

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Payable due to Entergy Louisiana	$2,104	$2,104
Accounts payable:
Associated companies	42,408	39,260
Other	26,110	35,920
Customer deposits	28,734	28,667
Interest accrued	5,989	5,443
Other	9,291	11,415
TOTAL CURRENT LIABILITIES	114,636	122,809

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	369,688	334,953
Accumulated deferred investment tax credits	528	622
Regulatory liability for income taxes - net	4,133	9,074
Asset retirement cost liabilities	3,024	2,875
Accumulated provisions	86,811	88,513
Pension and other postretirement liabilities	22,957	36,750
Long-term debt (includes securitization bonds of $79,844 as of September 30, 2017 and $84,776 as of December 31, 2016)	423,783	428,467
Long-term payable due to Entergy Louisiana	18,423	18,423
Gas system rebuild insurance proceeds	—	447
Other	9,392	4,910
TOTAL NON-CURRENT LIABILITIES	938,739	925,034

Commitments and Contingencies

Preferred stock without sinking fund	19,780	19,780

COMMON EQUITY
Common stock, $4 par value, authorized 10,000,000 shares; issued and outstanding 8,435,900 shares in 2017 and 2016	33,744	33,744
Paid-in capital	171,544	171,544
Retained earnings	229,223	221,658
TOTAL	434,511	426,946

TOTAL LIABILITIES AND EQUITY	$1,507,666	$1,494,569

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$33,744	$123,794	$192,494	$350,032

Net income	—	—	46,712	46,712
Capital contribution from parent	—	47,750	—	47,750
Common stock dividends	—	—	(14,000)	(14,000)
Preferred stock dividends	—	—	(724)	(724)

Balance at September 30, 2016	$33,744	$171,544	$224,482	$429,770

Balance at December 31, 2016	$33,744	$171,544	$221,658	$426,946

Net income	—	—	44,389	44,389
Common stock dividends	—	—	(36,100)	(36,100)
Preferred stock dividends	—	—	(724)	(724)

Balance at September 30, 2017	$33,744	$171,544	$229,223	$434,511

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$82	$80	$2	3
Commercial	63	60	3	5
Industrial	9	9	—	—
Governmental	21	20	1	5
Total retail	175	169	6	4
Sales for resale:
Associated companies	—	11	(11)	(100)
Non-associated companies	3	1	2	200
Other	4	5	(1)	(20)
Total	$182	$186	($4)	(2)

Billed Electric Energy Sales (GWh):
Residential	711	752	(41)	(5)
Commercial	634	652	(18)	(3)
Industrial	119	125	(6)	(5)
Governmental	217	224	(7)	(3)
Total retail	1,681	1,753	(72)	(4)
Sales for resale:
Associated companies	—	272	(272)	(100)
Non-associated companies	255	28	227	811
Total	1,936	2,053	(117)	(6)

	Nine Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$191	$177	$14	8
Commercial	173	155	18	12
Industrial	26	24	2	8
Governmental	58	52	6	12
Total retail	448	408	40	10
Sales for resale:
Associated companies	—	30	(30)	(100)
Non associated companies	21	2	19	950
Other	13	17	(4)	(24)
Total	$482	$457	$25	5

Billed Electric Energy Sales (GWh):
Residential	1,635	1,710	(75)	(4)
Commercial	1,690	1,700	(10)	(1)
Industrial	322	333	(11)	(3)
Governmental	589	592	(3)	(1)
Total retail	4,236	4,335	(99)	(2)
Sales for resale:
Associated companies	—	1,070	(1,070)	(100)
Non-associated companies	1,270	83	1,187	1,430
Total	5,506	5,488	18	—

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

Third Quarter 2017 Compared to Third Quarter 2016

Net income decreased $16.5 million primarily due to lower net revenue, higher taxes other than income taxes, and higher depreciation and amortization expenses.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net income decreased $23.2 million primarily due to lower net revenue, higher depreciation and amortization expenses, higher taxes other than income taxes, and higher other operation and maintenance expenses, partially offset by a lower effective income tax rate.

Net Revenue

Third Quarter 2017 Compared to Third Quarter 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the third quarter 2017 to the third quarter 2016:

Amount
(In Millions)
2016 net revenue	$203.4
Volume/weather	(10.1)
Net wholesale revenue	(9.8)
Purchased power capacity	(3.7)
Transmission revenue	(3.3)
Retail electric price	6.3
Other	(1.3)
2017 net revenue	$181.5

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales and the effects of the power outages caused by Hurricane Harvey, partially offset by an increase in residential usage resulting from a 1% increase in the average number of residential customers and an increase in industrial usage. The increase in industrial usage is primarily due to an increase in demand for mid to small customers and cogeneration customers.

The net wholesale revenue variance is primarily due to lower net capacity revenues resulting from the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016.

The purchased power capacity variance is primarily due to increased expenses due to capacity cost changes for ongoing purchased power capacity contracts.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

The transmission revenue variance is primarily due to a decrease in the amount of transmission revenues allocated by MISO.

The retail electric price variance is primarily due to the implementation of the transmission cost recovery factor rider in September 2016 and an increase in the transmission cost recovery factor rider rate in March 2017, each as approved by the PUCT. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission cost recovery factor rider filings.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges.  Following is an analysis of the change in net revenue comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016:

Amount
(In Millions)
2016 net revenue	$498.6
Net wholesale revenue	(30.7)
Purchased power capacity	(5.5)
Transmission revenue	(4.1)
Retail electric	16.0
Other	0.5
2017 net revenue	$474.8

The net wholesale revenue variance is primarily due to lower net capacity revenues resulting from the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016.

The purchased power capacity variance is primarily due to increased expenses due to capacity cost changes for ongoing purchased power capacity contracts.

The transmission revenue variance is primarily due to a decrease in the amount of transmission revenues allocated by MISO.

The retail electric price variance is primarily due to the implementation of the transmission cost recovery factor rider in September 2016 and an increase in the transmission cost recovery factor rider rate in March 2017, each as approved by the PUCT. See Note 2 to the financial statements herein and in the Form 10-K for further discussion of the transmission cost recovery factor rider filings.

Other Income Statement Variances

Third Quarter 2017 Compared to Third Quarter 2016

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from higher assessments and a true-up to the sales and use tax accruals recorded in 2016 resulting from an audit settlement.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Other operation and maintenance expenses increased primarily due to:

•	an increase of $2.6 million in transmission and distribution expenses primarily due to higher vegetation maintenance costs;

•	an increase of $1.8 million in customer service costs primarily due to higher write-offs of uncollectible customer accounts;

•	an increase of $1.6 million in fossil-fueled generation expenses primarily due to a higher scope of work done during plant outages in 2017 as compared to the same period in 2016;

•	an increase of $1.2 million as a result of the amount of transmission costs allocated by MISO; and

•	an increase of $1.1 million in information technology expenses including software maintenance costs and upgrade projects.

The increase was partially offset by a decrease of $4.5 million due to the termination of transmission equalization expenses, as allocated under the System Agreement, as a result of Entergy Texas’s exit from the System Agreement in August 2016.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from higher assessments and a true-up to the sales and use tax accruals recorded in 2016 resulting from an audit settlement.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rate was 35.9% for the third quarter 2017. The difference in the effective income tax rate for the third quarter 2017 versus the federal statutory rate of 35% was primarily due to certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

The effective income tax rate was 34.6% for the nine months ended September 30, 2017. The difference in the effective income tax rate for the nine months ended September 30, 2017 versus the federal statutory rate of 35% was primarily due to book and tax differences related to the allowance for equity funds used during construction and the reversal of a portion of the provision for uncertain tax positions, partially offset by certain book and tax differences related to utility plant items and a write-off of a stock-based compensation deferred tax asset.

The effective income tax rates were 36.2% for the third quarter 2016 and 37.4% for the nine months ended September 30, 2016. The differences in the effective income tax rates for the third quarter 2016 and for the nine months ended September 30, 2016 versus the federal statutory rate of 35% were primarily due to state income taxes and certain book and tax differences related to utility plant items, partially offset by book and tax differences related to the allowance for equity funds used during construction.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,181	$2,182

Cash flow provided by (used in):
Operating activities	192,954	196,698
Investing activities	(228,582)	(251,366)
Financing activities	30,949	53,829
Net decrease in cash and cash equivalents	(4,679)	(839)

Cash and cash equivalents at end of period	$1,502	$1,343

Operating Activities

Net cash flow provided by operating activities decreased $3.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to decreased net income.

The decrease was partially offset by:

•	the timing of recovery of fuel and purchased power costs in 2017 as compared to the same period in 2016;

•	income tax refunds of $1.4 million in 2017 compared to income tax payments of $3.4 million in 2016 in accordance with an intercompany income tax allocation agreement; and

•	a decrease of $3.3 million in interest paid in 2017 as compared to the same period in 2016.

Investing Activities

Net cash flow used in investing activities decreased $22.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a decrease of $55.7 million in transmission construction expenditures primarily due to a lower scope of work performed in 2017 as compared to the same period in 2016, partially offset by an increase in baseline work performed in 2017 as compared to the same period in 2016. The decrease was partially offset by an increase of $24.3 million in fossil-fueled generation construction expenditures primarily due to a higher scope of work performed in 2017 as compared to the same period in 2016 and an increase of $9.4 million in distribution construction expenditures primarily due to increased spending on digital technology improvements within the customer contact centers.

Financing Activities

Net cash flow provided by financing activities decreased $22.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016, partially offset by money pool activity. See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

Increases in Entergy Texas’s payable to the money pool are a source of cash flow, and Entergy Texas’s payable to the money pool increased by $89.3 million for the nine months ended September 30, 2017 compared to decreasing

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

by $9.7 million for the nine months ended September 30, 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy Texas is primarily due to the increase in retained earnings.

	September 30, 2017	December 31, 2016
Debt to capital	56.0%	58.5%
Effect of excluding the securitization bonds	(7.4%)	(8.3%)
Debt to capital, excluding securitization bonds (a)	48.6%	50.2%
Effect of subtracting cash	—%	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	48.6%	50.1%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas is developing its capital investment plan for 2018 through 2020 and currently anticipates making $1.9 billion in capital investments during that period.  The estimate includes amounts associated with specific investments such as the Montgomery County Power Station discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including initial investment to support advanced metering; system improvements; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

Entergy Texas’s receivables from or (payables to) the money pool were as follows:

September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
(In Thousands)
($89,312)	$681	($12,399)	($22,068)

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in August 2022.  The credit facility permits the issuance of letters of credit against 50% of the borrowing capacity of the facility. As of September 30, 2017, there were no cash borrowings and $24.4 million of letters of credit outstanding under the credit facility.  In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of September 30, 2017, a $19.6 million letter of credit was outstanding under Entergy Texas’s uncommitted letter of credit facility. See Note 4 to the financial statements herein for additional discussion of the credit facilities.

Montgomery County Power Station

In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 MW combined-cycle generating unit in Montgomery County, Texas on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including estimated costs of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal process that showed no undue preference to any proposal. In June 2017, parties to the proceeding filed an unopposed stipulation and settlement agreement. The stipulation contemplates that Entergy Texas’s level of cost-recovery for generation construction costs for Montgomery County Power Station is capped at $831 million, subject to certain exclusions such as force majeure events. The costs of the transmission interconnection and network upgrades and other related costs included in the total current estimated cost of the Montgomery County Power Station are not subject to the $831 million cap. Also in June 2017, the ALJ issued a proposed order and remanded the proceeding to the PUCT for final decision. In July 2017 the PUCT approved the stipulation. Subject to the timely receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

Hurricane Harvey

In August 2017, Hurricane Harvey caused extensive damage to Entergy Texas’s service area. The storm resulted in widespread power outages and significant damage primarily to distribution infrastructure. Total restoration costs for the repair and/or replacement of Entergy Texas’s electric facilities damaged by Hurricane Harvey are currently estimated to be in the range of $75 million to $105 million. Based on current progress, management expects total restoration costs to be towards the lower end of the range. Entergy Texas is considering all reasonable avenues to recover storm-related costs from Hurricane Harvey, including, but not limited to, securitization or other alternative financing and traditional retail recovery on an interim and permanent basis. Storm cost recovery or financing will be subject to review by applicable regulatory authorities.

Entergy Texas has recorded accounts payable for the estimated costs incurred that were necessary to return customers to service. Entergy Texas recorded corresponding regulatory assets of approximately $13.1 million and construction work in progress of approximately $25.9 million. Entergy Texas recorded the regulatory assets in accordance with its accounting policies and based on the historic treatment of such costs in its service area because management believes that recovery through some form of regulatory mechanism is probable. Because Entergy Texas has not gone through the regulatory process regarding these storm costs, there is an element of risk, and Entergy Texas is unable to predict with certainty the degree of success it may have in its recovery initiatives, the amount of restoration costs that it may ultimately recover, or the timing of such recovery.

State and Local Rate Regulation and Fuel-Cost Recovery

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - State and Local Rate Regulation and Fuel-Cost Recovery” in the Form 10-K for a discussion of state and local rate regulation and fuel-cost recovery. The following are updates to that discussion.

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

Retail Rates

2011 Rate Case

See the Form 10-K for discussion of Entergy Texas’s 2011 rate case. As discussed in the Form 10-K, several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced in the Form 10-K, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Oral argument before the court panel was held in September 2015. In April 2016 the Third Court of Appeals issued its opinion affirming the District Court’s decision on all points. Entergy Texas and other parties petitioned the Texas Supreme Court to hear its appeal of the Third Court’s ruling. In September 2017 the Texas Supreme Court denied the petitions for review. Entergy Texas filed a motion for rehearing of the Texas Supreme Court’s denial of the petition for review. That motion is pending.

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

In June 2017, Entergy Texas filed an application to amend its distribution cost recovery factor (DCRF) rider by increasing the total collection from $8.65 million to approximately $19 million. In July 2017, Entergy Texas, the PUCT, and the parties in the proceeding entered into an unopposed stipulation and settlement agreement resulting in an amended DCRF annual revenue requirement of $18.3 million, with the resulting rates effective for usage no later than October 1, 2017. In September 2017 the PUCT issued its final order approving the unopposed stipulation and settlement agreement. The amended DCRF rider rates became effective for usage on and after September 1, 2017.

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

In June 2017, Entergy Texas filed an application for a fuel refund of approximately $30.7 million for the months of December 2016 through April 2017. For most customers, the refunds flowed through bills for the months of July 2017 through September 2017. The fuel refund was approved by the PUCT in August 2017.

Advanced Metering Infrastructure (AMI) Filing

In April 2017 the Texas legislature enacted legislation that extends statutory support for AMI deployment to Entergy Texas and directs that if Entergy Texas elects to deploy AMI, it shall do so as rapidly as practicable. In July 2017, Entergy Texas filed an application seeking an order from the PUCT approving Entergy Texas’s deployment of AMI. Entergy Texas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support

Entergy Texas, Inc. and Subsidiaries
Management's Financial Discussion and Analysis

systems. AMI is intended to serve as the foundation of Entergy Texas’s modernized power grid. The filing identified a number of quantified and unquantified benefits, with Entergy Texas showing that its AMI deployment is expected to produce nominal net operational cost savings to customers of $33 million. Entergy Texas also sought to continue to include in rate base the remaining book value, approximately $41 million at December 31, 2016, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Texas proposed a seven-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Entergy Texas also proposed a surcharge tariff to recover the reasonable and necessary costs it has and will incur under the deployment plan for the full deployment of advanced meters. Further, Entergy Texas is seeking approval of fees that would be charged to customers who choose to opt out of receiving service through an advanced meter and instead receive electric service with a non-standard meter. Subject to approval by the PUCT, deployment of the communications network is expected to begin in 2018. In October 2017, Entergy Texas and other parties entered into and filed an unopposed stipulation and settlement agreement. PUCT action on the stipulation and settlement agreement remains pending. Entergy Texas expects a decision from the PUCT by December 2017.

Federal Regulation

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Federal Regulation” in the Form 10-K for a discussion of federal regulation.

Industrial and Commercial Customers

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS – Industrial and Commercial Customers” in the Form 10-K for a discussion of industrial and commercial customers.

Nuclear Matters

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Nuclear Matters” in the Form 10-K for discussion of nuclear matters.

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

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$432,909	$442,085	$1,175,324	$1,233,311

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	60,292	21,919	164,447	185,801
Purchased power	163,532	189,213	474,241	486,696
Other operation and maintenance	51,917	50,536	162,400	157,706
Taxes other than income taxes	20,811	17,486	59,506	54,081
Depreciation and amortization	29,788	27,412	87,272	79,526
Other regulatory charges - net	27,619	27,555	61,879	62,229
TOTAL	353,959	334,121	1,009,745	1,026,039

OPERATING INCOME	78,950	107,964	165,579	207,272

OTHER INCOME
Allowance for equity funds used during construction	1,849	1,472	4,762	6,174
Interest and investment income	244	221	656	689
Miscellaneous - net	1,298	(256)	485	(726)
TOTAL	3,391	1,437	5,903	6,137

INTEREST EXPENSE
Interest expense	21,714	22,416	64,949	65,993
Allowance for borrowed funds used during construction	(1,134)	(954)	(2,896)	(4,008)
TOTAL	20,580	21,462	62,053	61,985

INCOME BEFORE INCOME TAXES	61,761	87,939	109,429	151,424

Income taxes	22,173	31,806	37,886	56,671

NET INCOME	$39,588	$56,133	$71,543	$94,753

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$71,543	$94,753
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	87,272	79,526
Deferred income taxes, investment tax credits, and non-current taxes accrued	36,252	(7,605)
Changes in assets and liabilities:
Receivables	(30,030)	(40,678)
Fuel inventory	(7,371)	268
Accounts payable	24,711	(74)
Prepaid taxes and taxes accrued	1,122	55,121
Interest accrued	(7,207)	(9,453)
Deferred fuel costs	(3,134)	(6,472)
Other working capital accounts	(8,455)	(9,786)
Provisions for estimated losses	(1,460)	(3,318)
Other regulatory assets	59,549	69,324
Pension and other postretirement liabilities	(22,978)	(21,092)
Other assets and liabilities	(6,860)	(3,816)
Net cash flow provided by operating activities	192,954	196,698

INVESTING ACTIVITIES
Construction expenditures	(243,226)	(264,394)
Allowance for equity funds used during construction	4,879	6,266
Insurance proceeds received for property damages	2,431	—
Change in money pool receivable - net	681	—
Changes in securitization account	6,653	6,762
Net cash flow used in investing activities	(228,582)	(251,366)

FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	123,502
Retirement of long-term debt	(58,076)	(55,764)
Changes in money pool payable - net	89,312	(9,669)
Other	(287)	(4,240)
Net cash flow provided by financing activities	30,949	53,829

Net decrease in cash and cash equivalents	(4,679)	(839)
Cash and cash equivalents at beginning of period	6,181	2,182
Cash and cash equivalents at end of period	$1,502	$1,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$70,237	$73,570
Income taxes	($1,446)	$3,443

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,472	$1,216
Temporary cash investments	30	4,965
Total cash and cash equivalents	1,502	6,181
Securitization recovery trust account	30,798	37,451
Accounts receivable:
Customer	86,860	71,803
Allowance for doubtful accounts	(552)	(828)
Associated companies	41,002	39,447
Other	12,982	14,756
Accrued unbilled revenues	53,962	39,727
Total accounts receivable	194,254	164,905
Fuel inventory - at average cost	44,548	37,177
Materials and supplies - at average cost	40,294	36,631
Prepayments and other	24,194	18,599
TOTAL	335,590	300,944

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	538	600
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,126	18,801
TOTAL	20,040	19,777

UTILITY PLANT
Electric	4,431,291	4,274,069
Construction work in progress	153,679	111,227
TOTAL UTILITY PLANT	4,584,970	4,385,296
Less - accumulated depreciation and amortization	1,566,743	1,526,057
UTILITY PLANT - NET	3,018,227	2,859,239

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	104,915	105,816
Other regulatory assets (includes securitization property of $330,669 as of September 30, 2017 and $384,609 as of December 31, 2016)	681,508	740,156
Other	8,303	7,149
TOTAL	794,726	853,121

TOTAL ASSETS	$4,168,583	$4,033,081

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$142,695	$47,867
Other	106,117	77,342
Customer deposits	44,141	44,419
Taxes accrued	16,473	15,351
Interest accrued	18,770	25,977
Deferred fuel costs	51,409	54,543
Other	10,445	9,388
TOTAL	390,050	274,887

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,061,320	1,027,647
Accumulated deferred investment tax credits	12,221	12,934
Other regulatory liabilities	7,002	8,502
Asset retirement cost liabilities	6,742	6,470
Accumulated provisions	6,124	7,584
Pension and other postretirement liabilities	44,359	67,313
Long-term debt (includes securitization bonds of $371,422 as of September 30, 2017 and $429,043 as of December 31, 2016)	1,451,643	1,508,407
Other	48,585	50,343
TOTAL	2,637,996	2,689,200

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2017 and 2016	49,452	49,452
Paid-in capital	481,994	481,994
Retained earnings	609,091	537,548
TOTAL	1,140,537	1,068,994

TOTAL LIABILITIES AND EQUITY	$4,168,583	$4,033,081

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$49,452	$481,994	$430,010	$961,456

Net income	—	—	94,753	94,753

Balance at September 30, 2016	$49,452	$481,994	$524,763	$1,056,209

Balance at December 31, 2016	$49,452	$481,994	$537,548	$1,068,994

Net income	—	—	71,543	71,543

Balance at September 30, 2017	$49,452	$481,994	$609,091	$1,140,537

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED OPERATING RESULTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$202	$196	$6	3
Commercial	101	91	10	11
Industrial	97	75	22	29
Governmental	6	6	—	—
Total retail	406	368	38	10
Sales for resale:
Associated companies	18	52	(34)	(65)
Non-associated companies	4	13	(9)	(69)
Other	5	9	(4)	(44)
Total	$433	$442	($9)	(2)

Billed Electric Energy Sales (GWh):
Residential	1,839	1,989	(150)	(8)
Commercial	1,279	1,336	(57)	(4)
Industrial	2,018	1,948	70	4
Governmental	73	75	(2)	(3)
Total retail	5,209	5,348	(139)	(3)
Sales for resale:
Associated companies	386	1,187	(801)	(67)
Non-associated companies	238	354	(116)	(33)
Total	5,833	6,889	(1,056)	(15)

	Nine Months Ended		Increase/
Description	2017	2016	(Decrease)%
	(Dollars In Millions)
Electric Operating Revenues:
Residential	$482	$461	$21	5
Commercial	282	260	22	8
Industrial	292	263	29	11
Governmental	18	18	—	—
Total retail	1,074	1,002	72	7
Sales for resale:
Associated companies	47	169	(122)	(72)
Non-associated companies	18	31	(13)	(42)
Other	36	31	5	16
Total	$1,175	$1,233	($58)	(5)

Billed Electric Energy Sales (GWh):
Residential	4,326	4,473	(147)	(3)
Commercial	3,387	3,423	(36)	(1)
Industrial	5,781	5,693	88	2
Governmental	205	213	(8)	(4)
Total retail	13,699	13,802	(103)	(1)
Sales for resale:
Associated companies	1,149	4,292	(3,143)	(73)
Non-associated companies	586	848	(262)	(31)
Total	15,434	18,942	(3,508)	(19)

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

Third Quarter 2017 Compared to Third Quarter 2016

Net income changed insignificantly, decreasing by $1.8 million, for the third quarter 2017 compared to the third quarter 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net income decreased $13.1 million primarily due to provisions against revenue being recorded in 2017 in connection with the complaint against System Energy’s return on equity, lower other regulatory credits, and a higher effective income tax rate in 2017. See “Federal Regulation - Complaint Against System Energy” below for further discussion of the complaint against System Energy. System Energy records a regulatory debit or credit for the difference between asset retirement obligation-related expenses and trust earnings plus asset retirement obligation-related costs collected in revenue. The decrease in regulatory credits is primarily caused by decreases in depreciation and accretion expenses.

Liquidity and Capital Resources

Cash Flow

Cash flows for the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
	(In Thousands)
Cash and cash equivalents at beginning of period	$245,863	$230,661

Cash flow provided by (used in):
Operating activities	279,485	234,759
Investing activities	(259,598)	(193,271)
Financing activities	(120,783)	(80,987)
Net decrease in cash and cash equivalents	(100,896)	(39,499)

Cash and cash equivalents at end of period	$144,967	$191,162

Operating Activities

Net cash flow provided by operating activities increased $44.7 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a decrease in spending of $36.1 million on nuclear refueling outages in 2017 as compared to the same period in 2016 and the timing of collection of receivables,

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

partially offset by proceeds of $28.4 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements in the Form 10-K for a discussion of the DOE litigation.

Investing Activities

Net cash flow used in investing activities increased $66.3 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to:

•	money pool activity;

•
proceeds of $15.8 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements in the Form 10-K for discussion of the DOE litigation; and

•	$9.1 million in funds held on deposit for interest payments due October 1, 2017.

The increase was partially offset by:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
a decrease of $15.9 million in nuclear construction expenditures primarily as a result of a higher scope of work performed in 2016 on Grand Gulf outage projects and lower spending in 2017 on compliance with NRC post-Fukushima requirements.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $202.7 million for the nine months ended September 30, 2017 compared to decreasing by $8.4 million for the nine months ended September 30, 2016.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow used in financing activities increased $39.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to:

•	a decrease in net borrowings of $65.2 million on the nuclear fuel company variable interest entity’s credit facility in 2017 as compared to the same period in 2016; and

•	the payment in February 2017, at maturity, of $50 million of the System Energy nuclear fuel company variable interest entity’s 4.02% Series H notes.

The increase was partially offset by:

•	a decrease in common stock dividends and distributions of $53.4 million in 2017 compared to 2016 in order to maintain the targeted capital structure; and

•	the partial repayment caused by System Energy in May 2016 of $22 million of 5.875% pollution control revenue bonds due 2022 issued on behalf of System Energy.

See Note 4 to the financial statements herein and Note 5 to the financial statements in the Form 10-K for more details on long-term debt.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table.

	September 30, 2017	December 31, 2016
Debt to capital	45.0%	45.5%
Effect of subtracting cash	(7.0%)	(12.0%)
Net debt to net capital	38.0%	33.5%

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

System Energy is developing its capital investment plan for 2018 through 2020 and currently anticipates making $515 million in capital investments during that period. The estimate includes amounts associated with specific investments and initiatives such as investments in Grand Gulf.

System Energy’s receivables from the money pool were as follows:

September 30, 2017	December 31, 2016	September 30, 2016	December 31, 2015
(In Thousands)
$236,467	$33,809	$31,511	$39,926

See Note 4 to the financial statements in the Form 10-K for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in May 2019. As of September 30, 2017, $31.8 million in letters of credit to support a like amount of commercial paper issued and $50 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements herein for additional discussion of the variable interest entity credit facility.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation - Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis in the Form 10-K and Note 2 to the financial statements herein and in the Form 10-K for a discussion of federal regulation.

System Energy Resources, Inc.
Management's Financial Discussion and Analysis

Complaint Against System Energy

In January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%. The complaint alleges that the return on equity is unjust and unreasonable because current capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017, as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. In September 2017 the FERC established a refund effective date of January 23, 2017, consolidated the return on equity complaint proceeding with the proceeding related to System Energy’s Unit Power Sales Agreement amendments, discussed below, and directed the parties to engage in settlement proceedings before an ALJ. If the parties fail to come to an agreement during settlement proceedings, a prehearing conference will be held to establish a procedural schedule for hearing proceedings.

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

In September 2017 the FERC accepted System Energy’s proposed Unit Power Sales Agreement amendments, subject to further proceedings to consider the justness and reasonableness of the amendments. Because the amendments propose a rate decrease, the FERC also initiated an investigation under Section 206 of the Federal Power Act to determine if the rate decrease should be lower than proposed. The FERC accepted the proposed amendments effective October 1, 2017, subject to refund pending the outcome of the further settlement and/or hearing proceedings, and established a refund effective date of October 11, 2017 with respect to the rate decrease. The FERC also consolidated the Unit Power Sales Agreement amendment proceeding with the proceeding related to the complaint filed by the APSC and MPSC, discussed above, and directed the parties to engage in settlement proceedings before an ALJ. If the parties fail to come to an agreement during settlement proceedings, a prehearing conference will be held to establish a procedural schedule for hearing proceedings.

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

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
OPERATING REVENUES
Electric	$156,106	$114,039	$475,849	$403,056

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	16,170	(7,393)	53,164	26,429
Nuclear refueling outage expenses	4,435	4,958	13,595	14,448
Other operation and maintenance	51,392	32,867	154,103	100,793
Decommissioning	8,290	12,802	34,974	37,782
Taxes other than income taxes	6,679	6,256	19,767	18,894
Depreciation and amortization	34,524	30,811	105,152	100,902
Other regulatory credits - net	(2,843)	(10,148)	(24,626)	(32,564)
TOTAL	118,647	70,153	356,129	266,684

OPERATING INCOME	37,459	43,886	119,720	136,372

OTHER INCOME
Allowance for equity funds used during construction	1,736	1,758	4,148	6,089
Interest and investment income	6,624	4,233	15,021	12,631
Miscellaneous - net	(130)	(109)	(361)	(365)
TOTAL	8,230	5,882	18,808	18,355

INTEREST EXPENSE
Interest expense	9,169	9,186	27,469	28,119
Allowance for borrowed funds used during construction	(425)	(440)	(1,014)	(1,536)
TOTAL	8,744	8,746	26,455	26,583

INCOME BEFORE INCOME TAXES	36,945	41,022	112,073	128,144

Income taxes	16,362	18,652	51,793	54,726

NET INCOME	$20,583	$22,370	$60,280	$73,418

See Notes to Financial Statements.

(page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)
	2017	2016
	(In Thousands)
OPERATING ACTIVITIES
Net income	$60,280	$73,418
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	184,625	176,571
Deferred income taxes, investment tax credits, and non-current taxes accrued	44,017	73,829
Changes in assets and liabilities:
Receivables	21,147	9,084
Accounts payable	2,344	(2,217)
Prepaid taxes and taxes accrued	2,956	(30,063)
Interest accrued	401	406
Other working capital accounts	7,605	(22,051)
Other regulatory assets	1,196	(12,392)
Pension and other postretirement liabilities	(14,665)	(15,789)
Other assets and liabilities	(30,421)	(16,037)
Net cash flow provided by operating activities	279,485	234,759

INVESTING ACTIVITIES
Construction expenditures	(60,041)	(71,471)
Allowance for equity funds used during construction	4,148	6,089
Nuclear fuel purchases	(24,239)	(137,248)
Proceeds from the sale of nuclear fuel	60,188	11,467
Changes in other investments - net	(9,061)	—
Proceeds from nuclear decommissioning trust fund sales	308,134	392,926
Investment in nuclear decommissioning trust funds	(336,069)	(419,255)
Changes in money pool receivable - net	(202,658)	8,415
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	15,806
Net cash flow used in investing activities	(259,598)	(193,271)

FINANCING ACTIVITIES
Retirement of long-term debt	(50,003)	(22,002)
Changes in credit borrowings - net	14,858	80,041
Common stock dividends and distributions	(85,610)	(139,000)
Other	(28)	(26)
Net cash flow used in financing activities	(120,783)	(80,987)

Net decrease in cash and cash equivalents	(100,896)	(39,499)
Cash and cash equivalents at beginning of period	245,863	230,661
Cash and cash equivalents at end of period	$144,967	$191,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest - net of amount capitalized	$26,251	$27,087
Income taxes	$—	$3,402

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT ASSETS
Cash and cash equivalents:
Cash	$47	$786
Temporary cash investments	144,920	245,077
Total cash and cash equivalents	144,967	245,863
Accounts receivable:
Associated companies	284,724	104,390
Other	4,814	3,637
Total accounts receivable	289,538	108,027
Materials and supplies - at average cost	86,719	82,469
Deferred nuclear refueling outage costs	11,713	24,729
Prepaid taxes	12,926	15,882
Prepayments and other	14,450	4,229
TOTAL	560,313	481,199

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	870,610	780,496
TOTAL	870,610	780,496

UTILITY PLANT
Electric	4,308,864	4,331,668
Property under capital lease	585,084	585,084
Construction work in progress	80,343	43,888
Nuclear fuel	188,956	259,635
TOTAL UTILITY PLANT	5,163,247	5,220,275
Less - accumulated depreciation and amortization	3,155,691	3,063,249
UTILITY PLANT - NET	2,007,556	2,157,026

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	86,515	93,127
Other regulatory assets	416,628	411,212
Other	4,421	4,652
TOTAL	507,564	508,991

TOTAL ASSETS	$3,946,043	$3,927,712

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2017 and December 31, 2016
(Unaudited)
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Currently maturing long-term debt	$4	$50,003
Short-term borrowings	31,751	66,893
Accounts payable:
Associated companies	10,325	5,843
Other	44,958	50,558
Interest accrued	14,450	14,049
Other	2,958	2,957
TOTAL	104,446	190,303

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,147,913	1,112,865
Accumulated deferred investment tax credits	39,726	41,663
Other regulatory liabilities	424,381	370,862
Decommissioning	853,291	854,202
Pension and other postretirement liabilities	103,185	117,850
Long-term debt	551,387	501,129
Other	8,221	15
TOTAL	3,128,104	2,998,586

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2017 and 2016	679,350	679,350
Retained earnings	34,143	59,473
TOTAL	713,493	738,823

TOTAL LIABILITIES AND EQUITY	$3,946,043	$3,927,712

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2015	$719,350	$61,729	$781,079

Net income	—	73,418	73,418
Common stock dividends and distributions	(40,000)	(99,000)	(139,000)

Balance at September 30, 2016	$679,350	$36,147	$715,497

Balance at December 31, 2016	$679,350	$59,473	$738,823

Net income	—	60,280	60,280
Common stock dividends	—	(85,610)	(85,610)

Balance at September 30, 2017	$679,350	$34,143	$713,493

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors discussed in “PART I, Item 1A, Risk Factors” in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (b)

7/01/2017-7/31/2017	—	$—	—	$350,052,918
8/01/2017-8/31/2017	—	$—	—	$350,052,918
9/01/2017-9/30/2017	—	$—	—	$350,052,918
Total	—	$—	—

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

In Arkansas, the Arkansas Department of Environmental Quality prepared a state implementation plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.   In April 2012 the EPA finalized a decision addressing the Arkansas Regional Haze SIP, in which it disapproved a large portion of the Arkansas Regional Haze SIP, including the emission limits for NOx and SO2 at White Bluff.    By Court order, the EPA had to issue a final federal implementation plan (FIP) for Arkansas Regional Haze by no later than August 31, 2016. In April 2015 the EPA published a proposed FIP for Arkansas, taking comment on requiring installation of scrubbers and low NOx burners to continue operating both units at the White Bluff plant and both units at the Independence plant and NOx controls to continue operating the Lake Catherine plant. Entergy filed comments by the deadline in August 2015. Among other comments, including opposition to the EPA’s proposed controls on the Independence units, Entergy proposed to meet more stringent SO2 and NOx limits at both White Bluff and Independence within three years of the effective date of the final FIP and to cease the use of coal at the White Bluff units at a later date.

In September 2016 the EPA published the final Arkansas Regional Haze FIP. In most respects, the EPA finalized its original proposal but shortened the time for compliance for installation of the NOx controls. The FIP requires an emission limitation consistent with SO2 scrubbers at both White Bluff and Independence by October 2021 and NOx controls by April 2018. The EPA declined to adopt Entergy’s proposals related to ceasing coal use as an alternative to SO2 scrubbers for White Bluff SO2 BART. For some or all of the FIP, Entergy anticipates that Arkansas will submit a SIP to replace the FIP. In November 2016, Entergy and other interested parties, such as the State of Arkansas, filed petitions for administrative reconsideration and stay at the EPA as well as petitions for judicial review to the U.S. Court of Appeals for the Eighth Circuit. In February 2017, Entergy, the State of Arkansas, and other parties requested the Court to judicially stay the FIP.  In March 2017 the EPA granted in part the petitions for reconsideration and stated its intent to stay the FIP compliance deadlines by at least 90 days. Subsequently, the EPA granted a 90 day stay of the FIP effective dates and the EPA now has proposed approval of (i) an extension of these NOx limit deadlines to January 2020 and (ii) a state implementation for NOx controls that allows compliance with the provisions of the Cross-State Air Pollution Rule to satisfy the NOx regional haze provisions for White Bluff, Independence, and Lake Catherine. Arkansas published a proposed replacement state plan in October 2017. This plan is under review, and comments are due to the state in January 2018. The Eighth Circuit granted the government’s motion to hold the appeal litigation in abeyance and has directed the parties to file status reports in December 2017.

In Louisiana, Entergy is working with the Louisiana Department of Environmental Quality (LDEQ) and the EPA to revise the Louisiana SIP for regional haze, which was disapproved in part in 2012. The LDEQ submitted a revised SIP in February 2017. In May 2017 the EPA proposed to approve a majority of the revisions. In September 2017 the EPA issued a proposed SIP approval for the Nelson plant, requiring an emission limitation consistent with the use of low-sulfur coal, with a compliance date three years from the effective date of the final EPA approval. The EPA’s final approval decision is expected in the fourth quarter 2017. Entergy continues to monitor the submission and to file comments in the process as appropriate.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, the EPA was directed to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In January 2014 the EPA issued the proposed New Source Performance Standards rule for new sources. In June 2014 the EPA issued proposed standards for existing power plants.  Entergy has been actively engaged in the rulemaking process, having submitted comments to the EPA in December 2014. The EPA issued the final rules for both new and existing sources in August 2015, and they were published in the Federal Register in October 2015. The existing source rule, also called the Clean Power Plan, requires states to develop plans for compliance with the EPA’s emission standards. In February 2016 the U.S. Supreme Court issued a stay halting the effectiveness of the rule until the rule is reviewed by the D.C. Circuit and by the U.S. Supreme Court, if further review is granted. In March 2017 the current administration issued an executive order entitled “Promoting Energy Independence and Economic Growth” instructing the EPA to review and then to suspend, revise, or rescind the Clean Power Plan, if appropriate. The EPA subsequently asked the D.C. Circuit to hold the challenges to the Clean Power Plan and the greenhouse gas new source performance standards in abeyance and signed a notice of withdrawal of the proposed federal plan, model trading rules, and the Clean Energy Incentive Program. The court placed the litigation in abeyance in April 2017. The EPA Administrator also sent a letter to the affected governors explaining that states are not currently required to meet Clean Power Plan deadlines, some of which have passed. In October 2017 the EPA announced a proposed rule that would repeal the Clean Power Plan on the grounds that it exceeds the EPA’s statutory authority under the Clean Air Act. The EPA also asked the D.C. Circuit to continue to hold the litigation over the Clean Power Plan in abeyance “pending the conclusion of rulemaking” and stated to the court that the agency intends to issue “in the near future” an advance notice of proposed rulemaking seeking comments on replacing the Clean Power Plan. Also in October 2017, the EPA submitted its draft advance notice of proposed rulemaking to the Office of Management and Budget for review, which typically takes 60-90 days.

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

For thirteen years, Entergy participated in an administrative permitting process with the New York State Department of Environmental Conservation (NYSDEC) for renewal of the Indian Point 2 and Indian Point 3 discharge permit. That proceeding recently was settled, along with other ongoing proceedings. In May 2017 a plaintiff filed two parallel state court appeals challenging New York State’s actions in signing and implementing the Indian Point settlement with Entergy on the basis that the State failed to perform sufficient environmental analysis of its actions. All signatories to the settlement agreement, including the Entergy affiliates that hold NRC licenses for Indian Point, were named. For a discussion of the recent Indian Point settlement, see “Entergy Wholesale Commodities Authorization to Operate Its Nuclear Power Plants” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

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

Entergy filed a petition for review of the final rule as a co-petitioner with the Utility Water Act Group. The U.S. Court of Appeals for the Second Circuit heard oral argument in September 2017. No decision is expected before the first quarter 2018.

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

Coal Combustion Residuals

See the Form 10-K for discussion of the coal combustion residuals rule (CCR rule) and the Water Infrastructure Improvements for the Nation Act (WIIN Act). In September 2017 the EPA agreed to reconsider certain provisions of the CCR rule in light of the WIIN Act. The EPA has not yet initiated a new round of rulemaking and has not extended the existing mid-October 2017 groundwater monitoring deadline. Entergy met the existing monitoring deadline, is monitoring state agency actions, and will participate in the regulatory development process.

Other Environmental Matters

Entergy Louisiana and Entergy Texas

Several class action and other lawsuits have been filed in state and federal courts seeking relief from Entergy Gulf States, Inc. and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States, Inc.’s premises.

Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, currently is involved in the second phase of the remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana.  A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931.  Coal tar, a by-product of the distillation process employed at MGPs, apparently was routed to a portion of the property for disposal.  The same area also has been used as a landfill.  In 1999, Entergy Gulf States, Inc. signed a second administrative consent order with the EPA to perform a removal action at the site.  In 2002 approximately 7,400 tons of contaminated soil and debris were excavated and disposed of from an area within the service center.  In 2003 a cap was constructed over the remedial area to prevent the migration of contamination to the surface.  In August 2005 an administrative order was issued by the EPA requiring that a 10-year groundwater study be conducted at this site.  The groundwater monitoring study commenced in January 2006 and is continuing.  The EPA released the second Five Year Review in 2015. The EPA indicated that the current remediation technique was insufficient and that Entergy would need to utilize other remediation technologies on the site. In July 2015, Entergy submitted a Focused Feasibility Study to the EPA outlining the potential remedies and suggesting installation of a waterloo barrier. The estimated cost for this remedy is approximately $2 million. Entergy is awaiting comments and direction from the EPA on the Focused Feasibility Study and potential remedy selection.  In early 2017 the EPA indicated that the new remedial method, a waterloo barrier, may not be necessary and requested revisions to the Focused Feasibility Study. The EPA plans to provide comments on the revised 2017 Focused Feasibility Study in the next Five Year Review in 2020. Entergy is continuing discussions with the EPA regarding the ongoing actions at the site.

Earnings Ratios (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The Registrant Subsidiaries have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends/distributions pursuant to Item 503 of Regulation S-K of the SEC as follows:

	Ratios of Earnings to Fixed Charges
	Twelve Months Ended					Nine Months Ended
	December 31,					September 30,
	2012	2013	2014	2015	2016	2017
Entergy Arkansas	3.79	3.62	3.08	2.04	3.32	3.70
Entergy Louisiana	2.61	3.30	3.44	3.36	3.57	3.86
Entergy Mississippi	2.79	3.19	3.23	3.59	3.96	4.82
Entergy New Orleans	2.91	1.85	3.55	4.90	4.61	5.17
Entergy Texas	1.76	1.94	2.39	2.22	2.92	2.66
System Energy	5.12	5.66	4.04	4.53	5.39	4.99

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends/Distributions
	Twelve Months Ended					Nine Months Ended
	December 31,					September 30,
	2012	2013	2014	2015	2016	2017
Entergy Arkansas	3.36	3.25	2.76	1.85	3.09	3.62
Entergy Louisiana	2.47	3.14	3.28	3.24	3.57	3.86
Entergy Mississippi	2.59	2.97	3.00	3.34	3.71	4.68
Entergy New Orleans	2.63	1.70	3.26	4.50	4.30	4.83

The Registrant Subsidiaries accrue interest expense related to unrecognized tax benefits in income tax expense and do not include it in fixed charges.

Item 6.  Exhibits

*4(a) -
Extension Agreement, dated as of August 7, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(b) -
Amendment, dated as of October 17, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(c) -
Agreement, dated as of October 17, 2017, pursuant to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(d) -
Extension Agreement, dated as of August 7, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(e) -
Amendment, dated as of October 17, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(f) -
Agreement, dated as of October 17, 2017, pursuant to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(g) -
Extension Agreement, dated as of August 7, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Louisiana, LLC, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(h) -
Amendment, dated as of October 17, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Louisiana, LLC, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(i) -
Agreement, dated as of October 17, 2017, pursuant to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Louisiana, LLC, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(j) -
Amendment, dated as of September 26, 2017, to Amended and Restated Credit Agreement, dated as of June 30, 2016, as amended, among Entergy New Orleans, as the Borrower, the banks and other financial institutions party thereto as Lenders, and Bank of America, N.A., as Administrative Agent.

*4(k) -
Extension Agreement, dated as of August 7, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(l) -
Amendment, dated as of October 17, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

*4(m) -
Amendment, dated as of October 17, 2017, pursuant to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto.

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

Date:    November 3, 2017