Form 10-K
period 2017-12-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; SYSTEM ENERGY RESOURCES, INC; ENTERGY MISSISSIPPI INC; ENTERGY LOUISIANA, LLC; ENTERGY TEXAS, INC.; ENTERGY NEW ORLEANS, LLC
filed 2018-02-26
CIK 65984, 7323, 202584, 66901, 1348952, 1427437, 71508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.	Commission File Number	Registrant, State of Incorporation or Organization, Address of Principal Executive Offices, Telephone Number, and IRS Employer Identification No.
1-11299	ENTERGY CORPORATION (a Delaware corporation) 639 Loyola Avenue New Orleans, Louisiana 70113 Telephone (504) 576-4000 72-1229752	1-35747	ENTERGY NEW ORLEANS, LLC (a Texas limited liability company) 1600 Perdido Street New Orleans, Louisiana 70112 Telephone (504) 670-3700 82-2212934

1-10764	ENTERGY ARKANSAS, INC. (an Arkansas corporation) 425 West Capitol Avenue Little Rock, Arkansas 72201 Telephone (501) 377-4000 71-0005900	1-34360	ENTERGY TEXAS, INC. (a Texas corporation) 10055 Grogans Mill Road The Woodlands, Texas 77380 Telephone (409) 981-2000 61-1435798

1-32718	ENTERGY LOUISIANA, LLC (a Texas limited liability company) 4809 Jefferson Highway Jefferson, Louisiana 70121 Telephone (504) 576-4000 47-4469646	1-09067	SYSTEM ENERGY RESOURCES, INC. (an Arkansas corporation) 1340 Echelon Parkway Jackson, Mississippi 39213 Telephone (601) 368-5000 72-0752777

1-31508	ENTERGY MISSISSIPPI, INC. (a Mississippi corporation) 308 East Pearl Street Jackson, Mississippi 39201 Telephone (601) 368-5000 64-0205830

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Class	Name of Each Exchange on Which Registered

Entergy Corporation	Common Stock, $0.01 Par Value – 180,770,383 shares outstanding at January 31, 2018	New York Stock Exchange, Inc. Chicago Stock Exchange, Inc.

Entergy Arkansas, Inc.	Mortgage Bonds, 4.90% Series due December 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.75% Series due June 2063	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.875% Series due September 2066	New York Stock Exchange, Inc.

Entergy Louisiana, LLC	Mortgage Bonds, 5.25% Series due July 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.70% Series due June 2063	New York Stock Exchange, Inc.
	Mortgage Bonds, 4.875% Series due September 2066	New York Stock Exchange, Inc.

Entergy Mississippi, Inc.	Mortgage Bonds, 4.90% Series due October 2066	New York Stock Exchange, Inc.

Entergy New Orleans, LLC	Mortgage Bonds, 5.0% Series due December 2052	New York Stock Exchange, Inc.
	Mortgage Bonds, 5.50% Series due April 2066	New York Stock Exchange, Inc.

Entergy Texas, Inc.	Mortgage Bonds, 5.625% Series due June 2064	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of Class

Entergy Arkansas, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Mississippi, Inc.	Preferred Stock, Cumulative, $100 Par Value

Entergy Texas, Inc.	Common Stock, no par value

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

	Yes	No

Entergy Corporation	✓
Entergy Arkansas, Inc.		✓
Entergy Louisiana, LLC	✓
Entergy Mississippi, Inc.		✓
Entergy New Orleans, LLC		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

	Yes	No

Entergy Corporation		✓
Entergy Arkansas, Inc.		✓
Entergy Louisiana, LLC		✓
Entergy Mississippi, Inc.		✓
Entergy New Orleans, LLC		✓
Entergy Texas, Inc.		✓
System Energy Resources, Inc.		✓

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on Entergy’s corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓]

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company	Emerging growth company
Entergy Corporation	✓
Entergy Arkansas, Inc.			✓
Entergy Louisiana, LLC			✓
Entergy Mississippi, Inc.			✓
Entergy New Orleans, LLC			✓
Entergy Texas, Inc.			✓
System Energy Resources, Inc.			✓

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☑

System Energy Resources meets the requirements set forth in General Instruction I(1) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure as allowed in General Instruction I(2).  System Energy Resources is reducing its disclosure by not including Part III, Items 10 through 13 in its Form 10-K.

The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates as of the end of the second quarter of 2017 was $13.8 billion based on the reported last sale price of $76.77 per share for such stock on the New York Stock Exchange on June 30, 2017.  Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Mississippi, Inc., Entergy Texas, Inc., and System Energy Resources, Inc.  Entergy Corporation is the direct and indirect holder of the common membership interests of Entergy Utility Holding Company, LLC, which is the sole holder of the common membership interests of Entergy Louisiana, LLC and Entergy New Orleans, LLC.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 4, 2018, are incorporated by reference into Part III hereof.

(Page left blank intentionally)

i

This combined Form 10-K is separately filed by Entergy Corporation and its six “Registrant Subsidiaries:” Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.  Information contained herein relating to any individual company is filed by such company on its own behalf.  Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

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

Forward-looking statements involve a number of risks and uncertainties.  There are factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including (a) those factors discussed or incorporated by reference in Item 1A. Risk Factors, (b) those factors discussed or incorporated by reference in Management’s Financial Discussion and Analysis, and (c) the following factors (in addition to others described elsewhere in this combined report and in subsequent securities filings):

•
resolution of pending and future rate cases, formula rate proceedings and related negotiations, including various performance-based rate discussions, Entergy’s utility supply plan, and recovery of fuel and purchased power costs;

•
long-term risks and uncertainties associated with the termination of the System Agreement in 2016, including the potential absence of federal authority to resolve certain issues among the Utility operating companies and their retail regulators;

•
regulatory and operating challenges and uncertainties and economic risks associated with the Utility operating companies’ participation in MISO, including the benefits of continued MISO participation, the effect of current or projected MISO market rules and market and system conditions in the MISO markets, the allocation of MISO system transmission upgrade costs, and the effect of planning decisions that MISO makes with respect to future transmission investments by the Utility operating companies;

•
changes in utility regulation, including with respect to retail and wholesale competition, the ability to recover net utility assets and other potential stranded costs, and the application of more stringent transmission reliability requirements or market power criteria by the FERC or the U.S. Department of Justice;

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

•	the performance of and deliverability of power from Entergy’s generation resources, including the capacity factors at Entergy’s nuclear generating facilities;

•
increases in costs and capital expenditures that could result from the commitment of substantial human and capital resources required for the operation and maintenance of Entergy’s nuclear generating facilities;

•	Entergy’s ability to develop and execute on a point of view regarding future prices of electricity, natural gas, and other energy-related commodities;

•
prices for power generated by Entergy’s merchant generating facilities and the ability to hedge, meet credit support requirements for hedges, sell power forward or otherwise reduce the market price risk associated with those facilities, including the Entergy Wholesale Commodities nuclear plants, especially in light of the planned shutdown or sale of each of these nuclear plants;

•	the prices and availability of fuel and power Entergy must purchase for its Utility customers, and Entergy’s ability to meet credit support requirements for fuel and power supply contracts;

•	volatility and changes in markets for electricity, natural gas, uranium, emissions allowances, and other energy-related commodities, and the effect of those changes on Entergy and its customers;

FORWARD-LOOKING INFORMATION (Continued)

•	changes in law resulting from federal or state energy legislation or legislation subjecting energy derivatives used in hedging and risk management transactions to governmental regulation;

•
changes in environmental laws and regulations, agency positions or associated litigation, including requirements for reduced emissions of sulfur dioxide, nitrogen oxide, greenhouse gases, mercury, particulate matter, heat, and other regulated air and water emissions, requirements for waste management and disposal and for the remediation of contaminated sites, wetlands protection and permitting, and changes in costs of compliance with these environmental laws and regulations;

•	changes in laws and regulations, agency positions, or associated litigation related to protected species and associated critical habitat designations;

•	the effects of changes in federal, state or local laws and regulations, and other governmental actions or policies, including changes in monetary, fiscal, tax, environmental, or energy policies;

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

•
federal income tax reform, including the enactment of the Tax Cuts and Jobs Act, and its intended and unintended consequences on financial results and future cash flows, including the potential impact to credit ratings, which may affect Entergy’s ability to borrow funds or increase the cost of borrowing in the future;

•	the effects of Entergy’s strategies to reduce tax payments, especially in light of federal income tax reform;

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

•
changes in technology, including with respect to new, developing, or alternative sources of generation such as distributed energy and energy storage, energy efficiency, demand side management and other measures that reduce load;

•
the effects, including increased security costs, of threatened or actual terrorism, cyber-attacks or data security breaches, natural or man-made electromagnetic pulses that affect transmission or generation infrastructure, accidents, and war or a catastrophic event such as a nuclear accident or a natural gas pipeline explosion;

•	Entergy’s ability to attract and retain talented management, directors, and employees with specialized skills;

•	changes in accounting standards and corporate governance;

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

v

FORWARD-LOOKING INFORMATION (Concluded)

•
the decision to cease merchant power generation at all Entergy Wholesale Commodities nuclear power plants by mid-2022, including the implementation of the planned shutdowns of Pilgrim, Indian Point 2, Indian Point 3, and Palisades;

•	the effectiveness of Entergy’s risk management policies and procedures and the ability and willingness of its counterparties to satisfy their financial and performance commitments;

•	factors that could lead to impairment of long-lived assets; and

•
the ability to successfully complete strategic transactions Entergy may undertake, including mergers, acquisitions, divestitures, or restructurings, regulatory or other limitations imposed as a result of any such strategic transaction, and the success of the business following any such strategic transaction.

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
Nelson Unit 6
Unit No. 6 (coal) of the Nelson Steam Electric Generating Station, 70% of which is co-owned by Entergy Louisiana (57.5%) and Entergy Texas (42.5%) and 10.9% of which is owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment

Net debt to net capital ratio	Gross debt less cash and cash equivalents divided by total capitalization less cash and cash equivalents
Net MW in operation	Installed capacity owned and operated
NRC	Nuclear Regulatory Commission
NYPA	New York Power Authority
Palisades	Palisades Nuclear Plant (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
Parent & Other	The portions of Entergy not included in the Utility or Entergy Wholesale Commodities segments, primarily consisting of the activities of the parent company, Entergy Corporation
Pilgrim	Pilgrim Nuclear Power Station (nuclear), owned by an Entergy subsidiary in the Entergy Wholesale Commodities business segment
PPA	Purchased power agreement or power purchase agreement
PRP	Potentially responsible party (a person or entity that may be responsible for remediation of environmental contamination)
PUCT	Public Utility Commission of Texas
Registrant Subsidiaries	Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.

DEFINITIONS (Concluded)

Abbreviation or Acronym	Term

River Bend	River Bend Station (nuclear), owned by Entergy Louisiana
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
System Agreement
Agreement, effective January 1, 1983, as modified, among the Utility operating companies relating to the sharing of generating capacity and other power resources. The agreement terminated effective August 2016.

System Energy	System Energy Resources, Inc.
TWh	Terawatt-hour(s), which equals one billion kilowatt-hours
Unit Power Sales Agreement
Agreement, dated as of June 10, 1982, as amended and approved by the FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy’s share of Grand Gulf

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

(Page left blank intentionally)

x

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

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” below for discussion of the operation and planned shutdown or sale of each of the Entergy Wholesale Commodities nuclear power plants.

Following are the percentages of Entergy’s consolidated revenues generated by its operating segments and the percentage of total assets held by them. Net income or loss generated by the operating segments is discussed in the sections that follow.

	% of Revenue			% of Total Assets
Segment	2017	2016	2015	2017	2016	2015
Utility	85	83	82	92	89	86
Entergy Wholesale Commodities	15	17	18	12	15	18
Parent & Other	—	—	—	(4)	(4)	(4)

See Note 13 to the financial statements for further financial information regarding Entergy’s business segments.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Results of Operations

2017 Compared to 2016

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2017 to 2016 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other (a)	Entergy
	(In Thousands)
2016 Consolidated Net Income (Loss)	$1,151,133	($1,493,124)	($222,512)	($564,503)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	138,617	(73,433)	(16)	65,168
Other operation and maintenance	108,187	13,922	4,869	126,978
Asset write-offs, impairments, and related charges	—	(2,297,265)	—	(2,297,265)
Taxes other than income taxes	38,897	(14,657)	814	25,054
Depreciation and amortization	49,491	(6,731)	31	42,791
Gain on sale of asset	—	16,270	—	16,270
Other income	64,815	132,734	1,962	199,511
Interest expense	(10,245)	856	5,362	(4,027)
Other expenses	24,859	12,874	—	37,733
Income taxes	370,228	1,045,783	(56,182)	1,359,829
2017 Consolidated Net Income (Loss)	$773,148	($172,335)	($175,460)	$425,353

(a)	Parent & Other includes eliminations, which are primarily intersegment activity.

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

Results of operations for 2017 include: 1) $538 million ($350 million net-of-tax) of impairment charges due to costs being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet; 2) a reduction in net income of $181 million, including a $34 million net-of-tax reduction of regulatory liabilities, at Utility and $397 million at Entergy Wholesale Commodities and an increase in net income of $52 million at Parent and Other as a result of Entergy’s re-measurement of its deferred tax assets and liabilities not subject to the ratemaking process due to the enactment of the Tax Cuts and Jobs Act, in December 2017, which lowered the federal corporate income tax rate from 35% to 21%; and 3) a reduction in income tax expense, net of unrecognized tax benefits, of $373 million as a result of a change in the tax classification of legal entities that own Entergy Wholesale Commodities nuclear power plants. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet and see Note 14 to the financial statements for further discussion of the impairment and related charges. See Note 3 to the financial statements for further discussion of the effects of the Tax Cuts and Jobs Act and the change in the tax classification.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Results of operations for 2016 include: 1) $2,836 million ($1,829 million net-of-tax) of impairment and related charges primarily to write down the carrying values of the Entergy Wholesale Commodities’ Palisades, Indian Point 2, and Indian Point 3 plants and related assets to their fair values; 2) a reduction of income tax expense, net of unrecognized tax benefits, of $238 million as a result of a change in the tax classification of a legal entity that owned one of the Entergy Wholesale Commodities nuclear power plants; income tax benefits as a result of the settlement of the 2010-2011 IRS audit, including a $75 million tax benefit recognized by Entergy Louisiana related to the treatment of the Vidalia purchased power agreement and a $54 million net benefit recognized by Entergy Louisiana related to the treatment of proceeds received in 2010 for the financing of Hurricane Gustav and Hurricane Ike storm costs pursuant to Louisiana Act 55; and 3) a reduction in expenses of $100 million ($64 million net-of-tax) due to the effects of recording in 2016 the final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. See Note 14 to the financial statements for further discussion of the impairment and related charges, see Note 3 to the financial statements for additional discussion of the income tax items, and see Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2017 to 2016.

Amount
(In Millions)

2016 net revenue	$6,179
Retail electric price	91
Regulatory credit resulting from reduction of the federal corporate income tax rate	56
Grand Gulf recovery	27
Louisiana Act 55 financing savings obligation	17
Volume/weather	(61)
Other	9
2017 net revenue	$6,318

The retail electric price variance is primarily due to:

•
the implementation of formula rate plan rates effective with the first billing cycle of January 2017 at Entergy Arkansas and an increase in base rates effective February 24, 2016, each as approved by the APSC. A significant portion of the base rate increase was related to the purchase of Power Block 2 of the Union Power Station in March 2016;

•	a provision recorded in 2016 related to the settlement of the Waterford 3 replacement steam generator prudence review proceeding;

•
the implementation of the transmission cost recovery factor rider at Entergy Texas, effective September 2016, and an increase in the transmission cost recovery factor rider rate, effective March 2017, as approved by the PUCT; and

•	an increase in rates at Entergy Mississippi, as approved by the MPSC, effective with the first billing cycle of July 2016.

See Note 2 to the financial statements for further discussion of the rate proceedings and the Waterford 3 replacement steam generator prudence review proceeding. See Note 14 to the financial statements for discussion of the Union Power Station purchase.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The regulatory credit resulting from reduction of the federal corporate income tax rate variance is due to the reduction of the Vidalia purchased power agreement regulatory liability by $30.5 million and the reduction of the Louisiana Act 55 financing savings obligation regulatory liabilities by $25 million as a result of the enactment of the Tax Cuts and Jobs Act, in December 2017, which lowered the federal corporate income tax rate from 35% to 21%. The effects of the Tax Cuts and Jobs Act are discussed further in Note 3 to the financial statements.

The Grand Gulf recovery variance is primarily due to increased recovery of higher operating costs.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge in 2016 for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings resulted from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 3 to the financial statements for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in industrial usage. The increase in industrial usage is primarily due to new customers in the primary metals industry and expansion projects and an increase in demand for existing customers in the chlor-alkali industry.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing 2017 to 2016.

Amount
(In Millions)

2016 net revenue	$1,542
FitzPatrick sale	(158)
Nuclear volume	(89)
FitzPatrick reimbursement agreement	57
Nuclear fuel expenses	108
Other	9
2017 net revenue	$1,469

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by approximately $73 million in 2017 primarily due to the absence of net revenue from the FitzPatrick plant after it was sold to Exelon in March 2017 and lower volume in the Entergy Wholesale Commodities nuclear fleet resulting from more outage days in 2017 as compared to 2016. The decrease was partially offset by an increase resulting from the reimbursement agreement with Exelon pursuant to which Exelon reimbursed Entergy for specified out-of-pocket costs associated with preparing for the refueling and operation of FitzPatrick that otherwise would have been avoided had Entergy shut down FitzPatrick in January 2017 and a decrease in nuclear fuel expenses primarily related to the impairments of the Indian Point 2, Indian Point 3, and Palisades plants and related assets. Revenues received from Exelon in 2017 under the reimbursement agreement are offset by other operation and maintenance expenses and taxes other than income taxes and had no effect on net income. See Note 14 to the financial statements for discussion of the sale of FitzPatrick, the reimbursement agreement with Exelon, and the impairments and related charges.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Following are key performance measures for Entergy Wholesale Commodities for 2017 and 2016.

	2017	2016
Owned capacity (MW) (a)	3,962	4,800
GWh billed	30,501	35,881

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	83%	87%
GWh billed	28,178	33,551
Average energy and capacity revenue per MWh	$50.04	$47.31
Refueling Outage Days:
FitzPatrick	42	—
Indian Point 2	—	102
Indian Point 3	66	—
Pilgrim	43	—
Palisades	27	—

(a)	The reduction in owned capacity is due to Entergy’s sale of the 838 MW FitzPatrick plant to Exelon in March 2017. See Note 14 to the financial statements for discussion of the sale of FitzPatrick.

Other Income Statement Items

Utility

Other operation and maintenance expenses increased from $2,360 million for 2016 to $2,468 million for 2017 primarily due to:

•
an increase of $46 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals, including additional training and initiatives to support management’s operational goals at Grand Gulf, partially offset by a decrease in regulatory compliance costs. The decrease in regulatory compliance costs is primarily related to additional NRC inspection activities in 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See Note 8 to the financial statements for a discussion of the ANO stator incident and subsequent NRC reviews;

•	an increase of $24 million in compensation and benefits costs primarily due to higher incentive-based compensation accruals in 2017 as compared to the prior year;

•	an increase of $20 million in transmission and distribution expenses due to higher vegetation maintenance costs;

•
the effects of recording in 2016 final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of approximately $19 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and

•
the deferral in the first quarter 2016 of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC in February 2016 as part of the Entergy Arkansas 2015 rate case settlement. These costs are being amortized over a ten-year period beginning March 2016. See Note 2 to the financial statements for further discussion of the rate case settlement.

The increase was partially offset by a decrease of $23 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Taxes other than income taxes increased primarily due to increases in ad valorem taxes, local franchise taxes, state franchise taxes, and employment taxes. Ad valorem taxes increased primarily due to higher assessments, including the assessment of ad valorem taxes on the Union Power Station beginning in 2017. Local franchise taxes increased primarily due to higher revenues in 2017 as compared to the prior year. State franchise taxes increased primarily due to a change in the Louisiana franchise tax law which became effective for 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Union Power Station purchased in March 2016. See Note 14 to the financial statements for discussion of the Union Power Station purchase.

Other income increased primarily due to higher realized gains in 2017 as compared to the prior year on the decommissioning trust fund investments, including portfolio rebalancing in 2017, and an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017, including the St. Charles Power Station project.

Other expenses increased primarily due to increases in deferred refueling outage amortization costs primarily associated with the most recent ANO plant outages compared to previous outages.

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $915 million for 2016 to $929 million for 2017 primarily due to:

•
FitzPatrick’s nuclear refueling outage expenses and expenditures for capital assets being classified as other operation and maintenance expenses as a result of the sale and reimbursement agreements Entergy entered into with Exelon. These costs would have not been incurred absent the sale agreement with Exelon because Entergy planned to shut the plant down in January 2017. The expenses are offset by revenue realized pursuant to the reimbursement agreement and had no effect on net income. See Note 14 to the financial statements for discussion of the sale and reimbursement agreements;

•
the effect of recording in 2016 final court decisions in litigation against the DOE for the reimbursement of spent nuclear fuel storage costs, which reduced other operation and maintenance expenses in 2016 by $60 million. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and

•
an increase of $37 million in severance and retention costs in 2017 as compared to the prior year due to management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

The increase was partially offset by a decrease due to the absence of other operation and maintenance expenses from the FitzPatrick plant after it was sold to Exelon in March 2017. See Note 14 to the financial statements for discussion of the sale of FitzPatrick.

The asset write-offs, impairments, and related charges variance is primarily due to $538 million ($350 million net-of-tax) of impairment charges in 2017 compared to $2,836 million ($1,829 million net-of-tax) of impairment and related charges in 2016. The impairment charges in 2017 are due to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” below for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. The impairment and related charges in 2016 were primarily to write down the carrying values of the Entergy Wholesale Commodities’ Palisades, Indian Point 2,

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

and Indian Point 3 plants and related assets to their fair values. See Note 14 to the financial statements for further discussion of the impairments and related charges.

Taxes other than income taxes decreased primarily due to the absence of ad valorem taxes from the FitzPatrick plant after it was sold to Exelon in March 2017. See Note 14 to the financial statements for discussion of the sale of FitzPatrick.

The gain on sale of assets resulted from the sale in March 2017 of the 838 MW FitzPatrick plant to Exelon. Entergy sold the FitzPatrick plant for approximately $110 million, which includes a $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain of $16 million on the sale. See Note 14 to the financial statements for a discussion of the sale of FitzPatrick.

Other income increased primarily due to higher realized gains in 2017 as compared to the prior year on the decommissioning trust fund investments, including the result of portfolio rebalancing in 2017, and the increase in value realized upon the receipt from NYPA of the decommissioning trust funds for the Indian Point 3 and FitzPatrick plants in January 2017. See Note 9 to the financial statements for discussion of the trust transfer agreement with NYPA.

Other expenses increased primarily due to increases in decommissioning expenses primarily as a result of a trust transfer agreement Entergy entered into with NYPA in August 2016, which closed in January 2017, to transfer the decommissioning trusts and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy and revisions to the estimated decommissioning cost liabilities for the Entergy Wholesale Commodities’ Indian Point 2 and Palisades plants as a result of revised decommissioning cost studies in the fourth quarter 2016. The increase was partially offset by a reduction in deferred refueling outage amortization costs related to the impairments of the Indian Point 2, Indian Point 3, and Palisades plants and related assets. See Note 9 to the financial statements for discussion of the trust transfer agreement with NYPA and the revised decommissioning cost studies. See Note 14 to the financial statements for discussion of the impairments and related charges.

Income Taxes

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates, and for additional discussion regarding income taxes.

The effective income tax rate for 2017 was 56.1%. The difference in the effective income tax rate versus the statutory rate of 35% for 2017 was primarily due to the enactment of the Tax Cuts and Jobs Act, signed by President Trump in December 2017, which changed the federal corporate income tax rate from 35% to 21% effective in 2018, partially offset by a change in the tax classification of legal entities that own Entergy Wholesale Commodities nuclear power plants, which resulted in both permanent and temporary differences under the income tax accounting standards. See Note 3 to the financial statements for further discussion of the effects of the Tax Cuts and Jobs Act and the change in tax classification.

The effective income tax rate for 2016 was 59.1%.  The difference in the effective income tax rate versus the statutory rate of 35% for 2016 was primarily due to a change in the tax classification of a legal entity that owned one of the Entergy Wholesale Commodities nuclear power plants and the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit, partially offset by state income taxes and certain book and tax differences related to utility plant items. See Note 3 to the financial statements for additional discussion of the change in the tax classification and the tax settlement.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

2016 Compared to 2015

Following are income statement variances for Utility, Entergy Wholesale Commodities, Parent & Other, and Entergy comparing 2016 to 2015 showing how much the line item increased or (decreased) in comparison to the prior period.

	Utility	Entergy Wholesale Commodities	Parent & Other	Entergy
	(In Thousands)
2015 Consolidated Net Income (Loss)	$1,114,516	($1,065,657)	($205,593)	($156,734)

Net revenue (operating revenue less fuel expense, purchased power, and other regulatory charges/credits)	350,528	(123,791)	(33)	226,704
Other operation and maintenance	(83,265)	15,269	9,726	(58,270)
Asset write-offs, impairments, and related charges	(68,672)	799,403	—	730,731
Taxes other than income taxes	(10,229)	(16,259)	(432)	(26,920)
Depreciation and amortization	49,600	(39,180)	(509)	9,911
Gain on sale of asset	—	(154,037)	—	(154,037)
Other income	15,153	8,666	4,281	28,100
Interest expense	14,414	(3,930)	12,417	22,901
Other expenses	19,589	(15,074)	—	4,515
Income taxes	407,627	(581,924)	(35)	(174,332)
2016 Consolidated Net Income (Loss)	$1,151,133	($1,493,124)	($222,512)	($564,503)

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES” which accompanies Entergy Corporation’s financial statements in this report for further information with respect to operating statistics.

Results of operations for 2016 include $2,836 million ($1,829 million net-of-tax) of impairment and related charges primarily to write down the carrying values of the Entergy Wholesale Commodities’ Palisades, Indian Point 2, and Indian Point 3 plants and related assets to their fair values. See Note 14 to the financial statements for further discussion of the impairment and related charges. Results of operations for 2016 also include a reduction of income tax expense, net of unrecognized tax benefits, of $238 million as a result of a change in the tax classification of a legal entity that owned one of the Entergy Wholesale Commodities nuclear power plants; income tax benefits as a result of the settlement of the 2010-2011 IRS audit, including a $75 million tax benefit recognized by Entergy Louisiana related to the treatment of the Vidalia purchased power agreement and a $54 million net benefit recognized by Entergy Louisiana related to the treatment of proceeds received in 2010 for the financing of Hurricane Gustav and Hurricane Ike storm costs pursuant to Louisiana Act 55; and a reduction in expenses of $100 million ($64 million net-of-tax) due to the effects of recording in 2016 the final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. See Note 3 to the financial statements for additional discussion of the income tax items. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

Results of operations for 2015 include $2,036 million ($1,317 million net-of-tax) of impairment and related charges primarily to write down the carrying values of the Entergy Wholesale Commodities’ FitzPatrick, Pilgrim, and Palisades plants and related assets to their fair values. See Note 14 to the financial statements for further discussion of the impairment and related charges. As a result of the Entergy Louisiana and Entergy Gulf States Louisiana business combination, results of operations for 2015 also include two items that occurred in October 2015: 1) a deferred tax asset and resulting net increase in tax basis of approximately $334 million and 2) a regulatory liability of $107 million

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

($66 million net-of-tax) as a result of customer credits to be realized by electric customers of Entergy Louisiana, consistent with the terms of the stipulated settlement in the business combination proceeding. See Note 2 to the financial statements for further discussion of the business combination and customer credits. Results of operations for 2015 also include the sale in December 2015 of the 583 MW Rhode Island State Energy Center for a realized gain of $154 million ($100 million net-of-tax) on the sale and the $77 million ($47 million net-of-tax) write-off and regulatory charges to recognize that a portion of the assets associated with the Waterford 3 replacement steam generator project is no longer probable of recovery. See Note 14 to the financial statements for further discussion of the Rhode Island State Energy Center sale. See Note 2 to the financial statements for further discussion of the Waterford 3 replacement steam generator prudence review proceeding.

Net Revenue

Utility

Following is an analysis of the change in net revenue comparing 2016 to 2015.

Amount
(In Millions)

2015 net revenue	$5,829
Retail electric price	289
Louisiana business combination customer credits	107
Volume/weather	14
Louisiana Act 55 financing savings obligation	(17)
Other	(43)
2016 net revenue	$6,179

The retail electric price variance is primarily due to:

•
an increase in base rates at Entergy Arkansas, as approved by the APSC. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. The increase included an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. A significant portion of the increase was related to the purchase of Power Block 2 of the Union Power Station;

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

•	an increase in revenues at Entergy Mississippi, as approved by the MPSC, effective with the first billing cycle of July 2016, and an increase in revenues collected through the storm damage rider.

See Note 2 to the financial statements for further discussion of the rate proceedings. See Note 14 to the financial statements for discussion of the Union Power Station purchase.

The Louisiana business combination customer credits variance is due to a regulatory liability of $107 million recorded by Entergy in October 2015 as a result of the Entergy Gulf States Louisiana and Entergy Louisiana business combination. Consistent with the terms of the stipulated settlement in the business combination proceeding, electric customers of Entergy Louisiana will realize customer credits associated with the business combination; accordingly, in October 2015, Entergy recorded a regulatory liability of $107 million ($66 million net-of-tax). These costs are being

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

amortized over a nine-year period beginning December 2015. See Note 2 to the financial statements for further discussion of the business combination and customer credits.

The volume/weather variance is primarily due to the effect of more favorable weather during the unbilled period and an increase in industrial usage, partially offset by the effect of less favorable weather on residential sales. The increase in industrial usage is primarily due to expansion projects, primarily in the chemicals industry, and increased demand from new customers, primarily in the industrial gases industry.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings resulted from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 3 to the financial statements for additional discussion of the settlement and benefit sharing.

Included in Other is a provision of $23 million recorded in 2016 related to the settlement of the Waterford 3 replacement steam generator prudence review proceeding, offset by a provision of $32 million recorded in 2015 related to the uncertainty at that time associated with the resolution of the Waterford 3 replacement steam generator prudence review proceeding.  See Note 2 to the financial statements for a discussion of the Waterford 3 replacement steam generator prudence review proceeding.

Entergy Wholesale Commodities

Following is an analysis of the change in net revenue comparing 2016 to 2015.

Amount
(In Millions)

2015 net revenue	$1,666
Nuclear realized price changes	(149)
Rhode Island State Energy Center	(44)
Nuclear volume	(36)
FitzPatrick reimbursement agreement	41
Nuclear fuel expenses	68
Other	(4)
2016 net revenue	$1,542

As shown in the table above, net revenue for Entergy Wholesale Commodities decreased by approximately $124 million in 2016 primarily due to:

•
lower realized wholesale energy prices and lower capacity prices, the amortization of the Palisades below-market PPA, and Vermont Yankee capacity revenue. The effect of the amortization of the Palisades below-market PPA and Vermont Yankee capacity revenue on the net revenue variance from 2015 to 2016 is minimal;

•	the sale of the Rhode Island State Energy Center in December 2015. See Note 14 to the financial statements for further discussion of the Rhode Island State Energy Center sale; and

•
lower volume in the Entergy Wholesale Commodities nuclear fleet resulting from more refueling outage days in 2016 as compared to 2015 and larger exercise of resupply options in 2016 as compared to 2015. See “Nuclear Matters - Indian Point” below for discussion of the extended Indian Point 2 outage in the second quarter 2016.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The decrease was partially offset by:

•
an increase resulting from the reimbursement agreement with Exelon pursuant to which Exelon reimbursed Entergy for specified out-of-pocket costs associated with preparing for the refueling and operation of FitzPatrick that otherwise would have been avoided had Entergy shut down FitzPatrick in January 2017. Revenues received from Exelon under the reimbursement agreement are offset in nuclear fuel expenses and other operation and maintenance expenses and have no material effect on net income. See “Entergy Wholesale Commodities Exit from the Merchant Power Business - Sale of FitzPatrick” below for further discussion of the reimbursement agreement; and

•
a decrease in nuclear fuel expenses primarily related to the impairments of the FitzPatrick, Pilgrim, and Palisades plants and related assets. See Note 14 to the financial statements for discussion of the impairments.

Following are key performance measures for Entergy Wholesale Commodities for 2016 and 2015.

	2016	2015
Owned capacity (MW) (a)	4,800	4,880
GWh billed	35,881	39,745

Entergy Wholesale Commodities Nuclear Fleet
Capacity factor	87%	91%
GWh billed	33,551	35,859
Average energy and capacity revenue per MWh	$47.31	$50.29
Refueling Outage Days:
Indian Point 2	102	—
Indian Point 3	—	23
Palisades	—	32
Pilgrim	—	34

(a)
The reduction in owned capacity is due to Entergy’s sale of its 50% membership interest in Top Deer Wind Ventures, LLC in November 2016. See Note 14 to the financial statements for discussion of the sale.

Other Income Statement Items

Utility

Other operation and maintenance expenses decreased from $2,443 million for 2015 to $2,360 million for 2016 primarily due to:

•
a decrease of $78 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs;

•
the effects of recording in 2016 final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $19 million of spent nuclear fuel storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation;

•
the deferral in 2016 of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC in February 2016 as part of the Entergy Arkansas 2015 rate case settlement. These costs are being

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

amortized over a ten-year period beginning March 2016. See Note 2 to the financial statements for further discussion of the rate case settlement; and

•
a decrease of $13 million in energy efficiency costs, including the effects of true-ups to energy efficiency filings for fixed costs to be collected from customers and incentives recognized as a result of participation in energy efficiency programs.

The decrease was partially offset by an increase of $61 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, and an overall higher scope of work done during plant outages in 2016 as compared to prior year.

The asset write-offs, impairments, and related charges variance is due to the following activity:

•
the $45 million ($28 million net-of-tax) write-off in 2015 to recognize that a portion of the assets associated with the Waterford 3 replacement steam generator project was no longer probable of recovery; and

•
the $23.5 million ($15.3 million net-of-tax) write-off in 2015 of the regulatory asset associated with the Spindletop gas storage facility as a result of the approval of the System Agreement termination settlement agreement.

See Note 2 to the financial statements for further discussion of the asset write-offs.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the Union Power Station purchased in March 2016, partially offset by the effects of recording the final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $11 million in 2016 of spent nuclear fuel storage costs previously recorded as depreciation. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

Other expenses increased primarily due to an increase in nuclear refueling outage expenses as a result of amortization of higher costs associated with refueling outages and increases in decommissioning expenses in 2016 primarily due to revised decommissioning cost studies in 2015 for Grand Gulf and Waterford 3.

Entergy Wholesale Commodities

Other operation and maintenance expenses increased from $899 million for 2015 to $915 million for 2016 primarily due to:

•
an increase of $60 million in severance and retention costs related to the planned shutdown or sale of the Pilgrim and FitzPatrick plants. See “Entergy Wholesale Commodities Exit From the Merchant Power Business” below for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet;

•
$41 million associated with preparing to refuel FitzPatrick in January 2017. Exelon reimbursed Entergy for these costs in accordance with the reimbursement agreement discussed in “Entergy Wholesale Commodities Exit From the Merchant Power Business - Sale of FitzPatrick” below; and

•
an increase of $26 million in costs related to Pilgrim’s response to a planned NRC enhanced inspection as a result of the NRC placing Pilgrim in its “multiple/repetitive degraded cornerstone column” (Column 4) of its Reactor Oversight Process Action Matrix in September 2015. See Note 8 to the financial statements for further discussion of the NRC’s decision and Pilgrim’s response.

The increase was partially offset by:

•
the effects of recording the final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $60 million in 2016 compared to the reimbursement of approximately $2 million in 2015 of spent nuclear fuel storage costs

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

previously recorded as other operation and maintenance expenses. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation;

•
a decrease of $32 million as a result of the sale of the Rhode Island State Energy Center in December 2015. See Note 14 to the financial statements for further discussion of the Rhode Island State Energy Center sale; and

•
a decrease of $21 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs.

The asset write-offs, impairments, and related charges variance is due to $2,836 million ($1,829 million net-of-tax) in 2016 of impairment and related charges primarily to write down the carrying values of the Entergy Wholesale Commodities’ Palisades, Indian Point 2, and Indian Point 3 plants and related assets to their fair values, partially offset by $2,036 million ($1,317 million net-of-tax) in 2015 of impairment and related charges primarily to write down the carrying values of the Entergy Wholesale Commodities’ FitzPatrick, Pilgrim, and Palisades plants and related assets to their fair values. See Note 14 to the financial statements for further discussion of these charges.

Depreciation and amortization expenses decreased primarily due to:

•
decreases in depreciable asset balances as a result of the impairments of the FitzPatrick, Pilgrim, and Palisades plants. See Note 14 to the financial statements for further discussion of the impairments;

•
the effects of recording the final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $15 million in 2016 compared to the reimbursement of approximately $4 million in 2015 of spent nuclear fuel storage costs previously recorded as depreciation. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and

•
a decrease in depreciable asset balances as a result of the sale of the Rhode Island State Energy Center in December 2015. See Note 14 to the financial statements for further discussion of the Rhode Island State Energy Center sale.

The gain on sale of asset resulted from the sale in December 2015 of the 583 MW Rhode Island State Energy Center in Johnston, Rhode Island, a business wholly-owned by Entergy in the Entergy Wholesale Commodities segment. Entergy sold the Rhode Island State Energy Center for approximately $490 million and realized a pre-tax gain of $154 million on the sale. See Note 14 to the financial statements for further discussion of the Rhode Island State Energy Center sale.

Other expenses decreased primarily due to the reduction in deferred refueling outage amortization costs related to the impairments of the FitzPatrick, Pilgrim, and Palisades plants and related assets, partially offset by increases in decommissioning expenses primarily as a result of a trust transfer agreement Entergy entered into with NYPA in August 2016 to transfer the decommissioning trusts and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy and a revision to the estimated decommissioning cost liability for the Entergy Wholesale Commodities’ Pilgrim plant as a result of a revised decommissioning cost study in 2015. See Note 14 to the financial statements for further discussion of the impairments and related charges and Note 9 to the financial statements for further discussion of nuclear decommissioning costs.

Income Taxes

See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates, and for additional discussion regarding income taxes.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The effective income tax rate for 2016 was 59.1%.  The difference in the effective income tax rate versus the statutory rate of 35% for 2016 was primarily due to a change in the tax classification of a legal entity that owned one of the Entergy Wholesale Commodities nuclear power plants and the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit, partially offset by state income taxes and certain book and tax differences related to utility plant items. See Note 3 to the financial statements for additional discussion of the change in the tax classification and the tax settlement.

The effective income tax rate for 2015 was 80.4%.  The difference in the effective income tax rate versus the statutory rate of 35% for 2015 was primarily due to the tax effects of the Louisiana business combination. See Note 3 to the financial statements for further discussion of the tax effects of the Louisiana business combination.

Income Tax Legislation

On December 22, 2017, President Trump signed into law H.R. 1, also known as the Tax Cuts and Jobs Act (the Act). As a result of the Act, Entergy and the Registrant Subsidiaries re-measured their deferred tax assets and liabilities in December 2017 to reflect the reduction in the federal corporate income tax rate from 35% to 21% that is effective January 1, 2018. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses proceedings commenced or other responses by Entergy’s regulators to the Act.

On a going forward basis, after going through the appropriate regulatory processes Entergy expects the Act to reduce its operating cash flows because the lower federal corporate income tax rate will result in lower income tax expense collected in revenues and as excess deferred income taxes are returned to customers. In general, rate base is expected to increase over time as a consequence of the Act as the excess deferred income taxes are returned to customers. Entergy expects to finance its incremental cash requirements as a consequence of these changes through a combination of Registrant Subsidiary debt and Entergy Corporation debt and equity. Entergy Corporation expects the equity portion of this financing to be approximately $1 billion, and currently expects to issue all of this equity before the end of 2019. It is expected that certain credit metrics that incorporate operating cash flows or debt outstanding will be adversely affected by the effects of the Act.

The amount and timing of the earnings and cash effects of the Act and the financing of the incremental cash requirements will depend upon regulatory treatment of the effects of the Act. The Registrant Subsidiaries will work directly with their respective regulators to determine the appropriate path forward in each jurisdiction. Potential regulatory options that may be considered include:

•	determining the period over which certain income tax benefits are provided to customers;

•	accelerating depreciation or amortization for certain assets or asset classes; and

•	increasing or modifying capital investments.

Entergy Wholesale Commodities Exit from the Merchant Power Business

Entergy management has undertaken a strategy to manage and reduce the risk of the Entergy Wholesale Commodities business, which includes taking actions to reduce the size of the merchant fleet. Management evaluated the challenges for each of the plants based on a variety of factors such as their market for both energy and capacity, their size, their contracted positions, and the amount of investment required to continue to operate and maintain the safety and integrity of the plants, including the estimated asset retirement costs. Management continues to look for ways to mitigate the operational and decommissioning risks associated with the merchant power business. Assumptions regarding the operating life of the plants and the decommissioning timeline and process continue to be evaluated.  Changes to current assumptions could result in revisions to the asset retirement obligations and affect compliance with certain NRC minimum financial assurance requirements for meeting obligations to decommission the plants. Increases in the asset retirement obligations could result in an increase in operating expense in the period of a revision.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Assumptions regarding the possibility that a plant may have an operating life shorter than previously assumed will likely result in the need for additional contributions to decommissioning trust funds, or the posting of parent guarantees, letters of credit, or other surety mechanisms.

Entergy Wholesale Commodities includes the ownership of the following nuclear reactors:

	Location	Market	Capacity	Planned Transaction
Vermont Yankee	Vernon, VT	ISO-NE	605 MW	Plant in decommissioning phase, planned sale in 2018
Pilgrim	Plymouth, MA	ISO-NE	688 MW	Planned shutdown in 2019
Indian Point 2	Buchanan, NY	NYISO	1,028 MW	Planned shutdown in 2020
Indian Point 3	Buchanan, NY	NYISO	1,041 MW	Planned shutdown in 2021
Palisades	Covert, MI	MISO	811 MW	Planned shutdown in 2022

As discussed below, Entergy sold the FitzPatrick nuclear power plant to Exelon in March 2017. Entergy Wholesale Commodities also includes the ownership of two non-operating nuclear facilities, Big Rock Point in Michigan and Indian Point 1 in New York that were acquired when Entergy purchased the Palisades and Indian Point 2 nuclear plants, respectively.  These facilities are in various stages of the decommissioning process. In addition, Entergy Wholesale Commodities provides operations and management services, including decommissioning services, to nuclear power plants owned by other utilities in the United States. A relatively minor portion of the Entergy Wholesale Commodities business is the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.

Shutdown and Planned Sale of Vermont Yankee

On December 29, 2014, the Vermont Yankee plant ceased power production and entered its decommissioning phase. In November 2016, Entergy entered into an agreement to sell 100% of the membership interests in Entergy Nuclear Vermont Yankee, LLC to a subsidiary of NorthStar. Entergy Nuclear Vermont Yankee is the owner of the Vermont Yankee plant and is in the Entergy Wholesale Commodities segment. The sale of Entergy Nuclear Vermont Yankee to NorthStar will include the transfer of the nuclear decommissioning trust fund and the asset retirement obligation for the spent fuel management and decommissioning of the plant.

Entergy Nuclear Vermont Yankee has an outstanding credit facility with borrowing capacity of $145 million to pay for dry fuel storage costs. This credit facility is guaranteed by Entergy Corporation. At or before closing, a subsidiary of Entergy will assume the obligations under the existing credit facility or enter into a new credit facility, and Entergy will guarantee the credit facility. At the closing of the sale transaction, NorthStar will pay $1,000 for the membership interests in Entergy Nuclear Vermont Yankee, and NorthStar will cause Entergy Nuclear Vermont Yankee to issue a promissory note to an Entergy affiliate. The amount of the promissory note issued will be equal to the amount drawn under the credit facility or the amount drawn under the new credit facility, plus borrowing fees and costs incurred by Entergy in connection with such facility. The principal amount drawn under the outstanding credit facility was $104 million as of December 31, 2017, and the net book value of Entergy Nuclear Vermont Yankee, including unrealized gains on the decommissioning trust fund, as of December 31, 2017, was approximately $123 million.

Entergy plans to transfer all spent nuclear fuel to dry cask storage by the end of 2018 in advance of the planned transaction close. Under the sale agreement and related agreements to be entered into at the closing, NorthStar will commit to initiate decommissioning and site restoration by 2021 and complete those activities by 2030. The original planned completion date, as outlined in Entergy’s Post Shutdown Decommissioning Activities Report filed with the NRC, was 2075. Entergy Nuclear Vermont Yankee, under NorthStar ownership, will be required to repay the promissory note issued to Entergy with certain of the proceeds from the recovery of damages under its claims against the DOE related to spent nuclear fuel disposal, with any balance remaining due at partial site release, subject to extension not to exceed two years from partial site release.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The transaction is subject to certain closing conditions, including approval by the NRC; approval by the State of Vermont Public Utility Commission, including approval of site restoration standards that have been proposed as part of the transaction; the transfer of all spent nuclear fuel to dry fuel storage on the independent spent fuel storage installation; and that the market value of the fund assets held in the decommissioning trust fund for the Vermont Yankee Nuclear Power Station, less the hypothetical income tax on the aggregate unrealized net gain of such fund assets at closing, is equal to or exceeds $451.95 million, subject to adjustments. Entergy has the option to contribute to the decommissioning trust fund if the value is less than $451.95 million, subject to adjustments. The transaction is planned to close by the end of 2018.

Sale of Rhode Island State Energy Center

In December 2015, Entergy sold the Rhode Island State Energy Center, a 583 MW natural gas-fired combined-cycle generating plant owned by Entergy in the Entergy Wholesale Commodities segment. Entergy sold the Rhode Island State Energy Center for approximately $490 million and realized a pre-tax gain of $154 million on the sale.

Sale of Top Deer Investment

In November 2016, Entergy sold its 50% membership interest in Top Deer Wind Ventures, LLC, a wind-powered electric generation joint venture owned by Entergy in the Entergy Wholesale Commodities segment and accounted for as an equity method investment. Entergy sold its 50% membership interest in Top Deer for approximately $0.5 million and realized a pre-tax loss of $0.2 million on the sale.

Sale of FitzPatrick

In October 2015, Entergy determined that it would close the FitzPatrick plant. The original expectation was to shut down the FitzPatrick plant at the end of its fuel cycle in January 2017. See Note 14 to the financial statements for discussion of the impairment charges associated with the decision to cease operations earlier than expected.

In August 2016, Entergy entered into a trust transfer agreement with NYPA to transfer the decommissioning trust funds and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy. When Entergy purchased Indian Point 3 and FitzPatrick in 2000 from NYPA, NYPA retained the decommissioning trust funds and the decommissioning liabilities.  NYPA and Entergy subsidiaries executed decommissioning agreements, which specified their decommissioning obligations.  NYPA had the right to require the Entergy subsidiaries to assume each of the decommissioning liabilities provided that it assigned the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries.  Under the original agreements, if the decommissioning liabilities were retained by NYPA, the Entergy subsidiaries would perform the decommissioning of the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trust funds.  At the time of the acquisition of the plants Entergy recorded a contract asset that represented an estimate of the present value of the difference between the stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies.  The asset was increased by monthly accretion based on the applicable discount rate necessary to ultimately provide for the estimated future value of the decommissioning contract. The monthly accretion was recorded as interest income. As a result of the agreement with NYPA, in the third quarter 2016, Entergy removed the contract asset from its balance sheet, and recorded receivables for the beneficial interests in the decommissioning trust funds and asset retirement obligations for the decommissioning liabilities. The asset retirement obligations are accreted monthly through a charge to decommissioning expense. The decommissioning trust funds for the Indian Point 3 and FitzPatrick plants were transferred to Entergy by NYPA in January 2017. See Note 9 to the financial statements for further discussion of Indian Point 3 and FitzPatrick’s decommissioning liabilities and see Note 16 to the financial statements for further discussion of the receivables for the beneficial interests in Indian Point 3 and FitzPatrick’s decommissioning trust funds as of December 31, 2016.

In August 2016, Entergy entered into an agreement to sell the FitzPatrick plant to Exelon. NRC approval of the sale was received in March 2017. The transaction closed in March 2017 for a purchase price of $110 million, which

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

included a $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain on the sale of $16 million. At the transaction close, Exelon paid an additional $8 million for the proration of certain expenses prepaid by Entergy. See Note 14 to the financial statements for further discussion of the sale of FitzPatrick. As discussed in Note 3 to the financial statements, as a result of the sale of FitzPatrick, Entergy re-determined the plant’s tax basis, resulting in a $44 million income tax benefit in the first quarter 2017.

Planned Shutdown of Pilgrim

In October 2015, Entergy determined that it would close the Pilgrim plant. The decision came after management’s extensive analysis of the economics and operating life of the plant following the NRC’s decision in September 2015 to place the plant in its “multiple/repetitive degraded cornerstone column” (Column 4) of its Reactor Oversight Process Action Matrix. The Pilgrim plant is expected to cease operations on May 31, 2019, at the end of its current fuel cycle. See Note 14 to the financial statements for discussion of the impairment charges associated with the decision to cease operations earlier than expected and see Note 8 for further discussion on the placement of Pilgrim in Column 4.

Planned Shutdown of Indian Point 2 and Indian Point 3

Indian Point 2 and Indian Point 3 have been involved, and have faced opposition, in extensive licensing proceedings. In January 2017, Entergy announced that it reached a settlement with New York State to shut down Indian Point 2 by April 30, 2020 and Indian Point 3 by April 30, 2021. See further discussion of the licensing proceedings and the settlement reached with New York State in “Entergy Wholesale Commodities Authorizations to Operate Indian Point” below.

As discussed above, in August 2016, Entergy entered into a trust transfer agreement with NYPA to transfer the decommissioning trust fund and decommissioning liability for the Indian Point 3 plant to Entergy. The decommissioning trust fund for the Indian Point 3 plant was transferred to Entergy by NYPA in January 2017.

See Note 14 to the financial statements for further discussion of the impairment charges associated with management’s evaluation of alternatives to the continued operation of the Indian Point plants.

Planned Shutdown of Palisades

Most of the Palisades output is sold under a power purchase agreement (PPA) with Consumers Energy, entered into when the plant was acquired in 2007, that is scheduled to expire in 2022. The PPA prices currently exceed market prices and escalate each year, up to $61.50/MWh in 2022. In December 2016, Entergy reached an agreement with Consumers Energy to amend the existing PPA to terminate early, on May 31, 2018. Pursuant to the agreement to amend the PPA, Consumers Energy would pay Entergy $172 million for the early termination of the PPA. The PPA amendment agreement was subject to regulatory approvals, including approval by the Michigan Public Service Commission. Separately, Entergy intended to shut down the Palisades nuclear power plant permanently on October 1, 2018, after refueling in the spring of 2017 and operating through the end of that fuel cycle.

In September 2017 the Michigan Public Service Commission issued an order conditionally approving the PPA amendment transaction, but only granting Consumers Energy recovery of $136.6 million of the $172 million requested early termination payment. As a result, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy will continue to operate Palisades under the current PPA with Consumers Energy, instead of shutting down in the fall of 2018 as previously planned. Entergy intends to shut down the Palisades nuclear power plant permanently on May 31, 2022. As a result of the change in expected operating life of the plant, the expected probability-weighted undiscounted net cash flows as of September 30, 2017 exceeded the carrying value of the plant and related assets. Accordingly, nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets incurred at Palisades after September 30, 2017 are no longer charged to expense as incurred, but recorded as

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

assets and depreciated or amortized, subject to the typical periodic impairment reviews prescribed in the accounting rules. See Note 9 to the financial statements for discussion of the associated asset retirement obligation revision. See Note 14 to the financial statements for discussion of the updated calculation of the liability amortization associated with the PPA and discussion of the impairment charges associated with the decision to cease operations earlier than expected.

Costs Associated with Entergy Wholesale Commodities Strategic Transactions

Entergy incurred approximately $113 million in costs in 2017 and $95 million in costs in 2016 associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet, primarily employee retention and severance expenses and other benefits-related costs, and contracted economic development contributions. Entergy expects to incur employee retention and severance expenses of approximately $165 million in 2018, and approximately $205 million from 2019 through mid-2022 associated with these strategic transactions. See Note 13 to the financial statements for further discussion of these costs.

In 2017, Entergy Wholesale Commodities incurred impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets of $0.5 billion. These costs were charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet. Entergy expects to continue to incur costs associated with nuclear fuel-related spending and expenditures for capital assets and, except for Palisades, expects to continue to charge these costs to expense as incurred because Entergy expects the value of the plants to continue to be impaired. In 2016, Entergy Wholesale Commodities incurred impairment charges of $2.8 billion primarily to write down the carrying values of the Entergy Wholesale Commodities’ Palisades, Indian Point 2, and Indian Point 3 plants and related assets to their fair values. See Note 14 to the financial statements for further discussion of these impairment charges.

Entergy Wholesale Commodities Authorizations to Operate Indian Point

In April 2007, Entergy submitted to the NRC a joint application to renew the operating licenses for Indian Point 2 and Indian Point 3 for an additional 20 years. The original expiration dates of the NRC operating licenses for Indian Point 2 and Indian Point 3 were in September 2013 and December 2015, respectively. While the NRC staff reviews the license renewal applications, Indian Point 2 and Indian Point 3’s initial license terms have expired and the plants are operating under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency.

In January 2017, Entergy reached a settlement with New York State, several State agencies, and Riverkeeper, Inc., under which Indian Point 2 and Indian Point 3 will cease commercial operation by April 30, 2020 and April 30, 2021, respectively, subject to certain conditions, including New York State’s withdrawal of opposition to Indian Point’s license renewals and issuance of contested permits and similar authorizations. See Note 14 to the financial statements for a discussion of the impairment and related charges associated with the settlement with New York State.

The Indian Point settlement required New York State agencies to issue environmental certifications needed for license renewal and a renewed water discharge permit based on current plant configuration. It also required the New York State Attorney General and Riverkeeper to withdraw their contentions pending before the Atomic Safety and Licensing Board (ASLB). In exchange, Entergy commits to cease commercial operation of Indian Point 2 by April 30, 2020 and Indian Point 3 by April 30, 2021. These actions have been completed, all New York State approvals required for the NRC to issue renewed licenses have been granted, and the ASLB has terminated proceedings before it following the withdrawal of pending contentions. The NRC is not expected to issue renewed licenses earlier than third quarter 2018, as its staff must complete updates to the record on environmental and safety matters (a supplement to the final supplemental environmental impact statement and a supplement to the final safety evaluation report).

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Operations may be extended up to four additional years for each unit by mutual agreement of Entergy and New York State based on an exigent reliability need for Indian Point generation. In accordance with the FERC-approved tariff of the New York Independent System Operator (NYISO), Entergy submitted to the NYISO a notice of generator deactivation based on the dates in the settlement (no later than April 30, 2020 for Indian Point Unit 2 and April 30, 2021 for Indian Point Unit 3). In December 2017, NYISO issued a report stating there will not be a system reliability need following the deactivation of Indian Point. The NYISO also has advised that it will perform an analysis of the potential competitive impacts of the proposed retirement under provisions of its tariff. The deadline for the NYISO to make a withholding determination is in dispute and is pending before the FERC.

In addition to contractually agreeing to cease commercial operations early, in February 2017 Entergy filed with the NRC an amendment to its license renewal application changing the term of the requested licenses to coincide with the latest possible extension by mutual agreement based on exigent reliability needs: April 30, 2024 for Indian Point 2 and April 30, 2025 for Indian Point 3. If Entergy reasonably determines that the NRC will treat the amendment other than as a routine amendment, Entergy may withdraw the amendment.

Other provisions of the settlement include termination of all then-existing investigations of Indian Point by the agencies signing the agreement, which include the New York State Department of Environmental Conservation, the New York State Department of State, the New York State Department of Public Service, the New York State Department of Health, and the New York State Attorney General. The settlement recognizes the right of New York State agencies to pursue new investigations and enforcement actions with respect to new circumstances or existing conditions that become materially exacerbated.

Another provision of the settlement obligates Entergy to establish a $15 million fund for environmental projects and community support. Apportionment and allocation of funds to beneficiaries are to be determined by mutual agreement of New York State and Entergy. The settlement recognizes New York State’s right to perform an annual inspection of Indian Point, with scope and timing to be determined by mutual agreement.

In May 2017 a plaintiff filed two parallel state court appeals challenging New York State’s actions in signing and implementing the Indian Point settlement with Entergy on the basis that the State failed to perform sufficient environmental analysis of its actions. All signatories to the settlement agreement, including the Entergy affiliates that hold NRC licenses for Indian Point, were named. The appeals were voluntarily dismissed in November 2017.

Liquidity and Capital Resources

This section discusses Entergy’s capital structure, capital spending plans and other uses of capital, sources of capital, and the cash flow activity presented in the cash flow statement.

Capital Structure

Entergy’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy as of December 31, 2017 is primarily due to an increase in commercial paper outstanding in 2017 as compared to 2016.

	2017	2016
Debt to capital	67.1%	64.8%
Effect of excluding securitization bonds	(0.8%)	(1.0%)
Debt to capital, excluding securitization bonds (a)	66.3%	63.8%
Effect of subtracting cash	(1.1%)	(2.0%)
Net debt to net capital, excluding securitization bonds (a)	65.2%	61.8%

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

Long-term debt, including the currently maturing portion, makes up most of Entergy’s total debt outstanding. Following are Entergy’s long-term debt principal maturities and estimated interest payments as of December 31, 2017. To estimate future interest payments for variable rate debt, Entergy used the rate as of December 31, 2017. The amounts below include payments on System Energy’s Grand Gulf sale-leaseback transaction, which are included in long-term debt on the balance sheet.

Long-term debt maturities and estimated interest payments	2018	2019	2020	2021-2022	after 2022
	(In Millions)
Utility	$1,427	$1,430	$927	$2,234	$15,102
Entergy Wholesale Commodities	3	3	106	—	—
Parent and Other	76	76	520	953	832
Total	$1,506	$1,509	$1,553	$3,187	$15,934

Note 5 to the financial statements provides more detail concerning long-term debt outstanding.

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2022. The facility permits the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility. The commitment fee is currently 0.225% of the undrawn commitment amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation. The weighted average interest rate for the year ended December 31, 2017 was 2.55% on the drawn portion of the facility.

As of December 31, 2017, amounts outstanding and capacity available under the $3.5 billion credit facility are:

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$210	$6	$3,284

A covenant in Entergy Corporation’s credit facility requires Entergy to maintain a consolidated debt ratio, as defined, of 65% or less of its total capitalization.  The calculation of this debt ratio under Entergy Corporation’s credit facility is different than the calculation of the debt to capital ratio above. One such difference is that it excludes the effects, among other things, of certain impairments related to the Entergy Wholesale Commodities nuclear generation assets. Entergy is currently in compliance with the covenant and expects to remain in compliance with this covenant. If Entergy fails to meet this ratio, or if Entergy or one of the Utility operating companies (except Entergy New Orleans) defaults on other indebtedness or is in bankruptcy or insolvency proceedings, an acceleration of the Entergy Corporation credit facility’s maturity date may occur.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of December 31, 2017, Entergy Corporation had $1.467 billion of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2017 was 1.49%.

Capital lease obligations are a minimal part of Entergy’s overall capital structure. Following are Entergy’s payment obligations under those leases.

	2018	2019	2020	2021-2022	after 2022
	(In Millions)
Capital lease payments	$3	$3	$3	$6	$19

The capital leases are discussed in Note 10 to the financial statements.

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2017 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2017	Letters of Credit Outstanding as of December 31, 2017
Entergy Arkansas	April 2018	$20 million (b)	2.82%	—	—
Entergy Arkansas	August 2022	$150 million (c)	2.82%	—	—
Entergy Louisiana	August 2022	$350 million (c)	2.82%	—	$9.1 million
Entergy Mississippi	May 2018	$10 million (d)	3.07%	—	—
Entergy Mississippi	May 2018	$20 million (d)	3.07%	—	—
Entergy Mississippi	May 2018	$35 million (d)	3.07%	—	—
Entergy Mississippi	May 2018	$37.5 million (d)	3.07%	—	—
Entergy New Orleans	November 2018	$25 million (c)	3.04%	—	$0.8 million
Entergy Texas	August 2022	$150 million (c)	3.07%	—	$25.6 million

(a)	The interest rate is the estimated interest rate as of December 31, 2017 that would have been applied to outstanding borrowings under the facility.

(b)	Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)
The credit facility permits the issuance of letters of credit against a portion of the borrowing capacity of the facility as follows: $5 million for Entergy Arkansas; $15 million for Entergy Louisiana; $10 million for Entergy New Orleans; and $30 million for Entergy Texas.

(d)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization. Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2017:

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2017 (a)
Entergy Arkansas	$25 million	0.70%	$1.0 million
Entergy Louisiana	$125 million	0.70%	$29.7 million
Entergy Mississippi	$40 million	0.70%	$15.3 million
Entergy New Orleans	$15 million	1.00%	$1.4 million
Entergy Texas	$50 million	0.70%	$22.8 million

(a)
As of December 31, 2017, letters of credit posted with MISO covered financial transmission right exposure of $0.2 million for Entergy Arkansas, $0.1 million for Entergy Mississippi, and $0.05 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $145 million that expires in November 2020. As of December 31, 2017, $104 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the year ended December 31, 2017 was 2.64% on the drawn portion of the facility.  Entergy Nuclear Vermont Yankee also had an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million that expired in January 2018. As of December 31, 2017, there were no cash borrowings outstanding under the credit facility. See Note 4 to the financial statements for additional discussion of the Vermont Yankee credit facilities.

Operating Lease Obligations and Guarantees of Unconsolidated Obligations

Entergy has a minimal amount of operating lease obligations and guarantees in support of unconsolidated obligations. Entergy’s guarantees in support of unconsolidated obligations are not likely to have a material effect on Entergy’s financial condition, results of operations, or cash flows. Following are Entergy’s payment obligations as of December 31, 2017 on non-cancelable operating leases with a term over one year:

	2018	2019	2020	2021-2022	after 2022
	(In Millions)
Operating lease payments	$80	$83	$67	$102	$97

Operating leases are discussed in Note 10 to the financial statements.

Summary of Contractual Obligations of Consolidated Entities

Contractual Obligations	2018	2019-2020	2021-2022	after 2022	Total
	(In Millions)
Long-term debt (a)	$1,506	$3,062	$3,187	$15,934	$23,689
Capital lease payments (b)	$3	$6	$6	$19	$34
Operating leases (b) (c)	$80	$150	$102	$97	$429
Purchase obligations (d)	$1,394	$2,485	$1,992	$4,728	$10,599

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Lease obligations are discussed in Note 10 to the financial statements.

(c)	Does not include power purchase agreements that are accounted for as leases that are included in purchase obligations.

(d)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  Almost all of the total are fuel and purchased power obligations.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In addition to the contractual obligations stated above, Entergy currently expects to contribute approximately $352.1 million to its pension plans and approximately $52.3 million to other postretirement plans in 2018, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy has $916 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy’s equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);

•	permit the continued commercial operation of Grand Gulf;

•	pay in full all System Energy indebtedness for borrowed money when due; and

•	enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy’s rights in the agreement as security for the specific debt.

Capital Expenditure Plans and Other Uses of Capital

Following are the amounts of Entergy’s planned construction and other capital investments by operating segment for 2018 through 2020.

Planned construction and capital investments	2018	2019	2020
	(In Millions)
Utility:
Generation	$1,590	$1,410	$1,245
Transmission	990	865	735
Distribution	860	1,030	945
Utility Support	480	335	375
Total	3,920	3,640	3,300
Entergy Wholesale Commodities	245	75	35
Total	$4,165	$3,715	$3,335

Planned construction and capital investments refer to amounts Entergy plans to spend on routine capital projects that are necessary to support reliability of its service, equipment, or systems and to support normal customer growth, and includes spending for the nuclear and non-nuclear plants at Entergy Wholesale Commodities. In addition to routine capital projects, they also refer to amounts Entergy plans to spend on non-routine capital investments for which Entergy is either contractually obligated, has Board approval, or otherwise expects to make to satisfy regulatory or legal requirements. Amounts include the following types of construction and capital investments:

•
Investments, including the St. Charles Power Station, Lake Charles Power Station, New Orleans Power Station, and Montgomery County Power Station, each discussed below, and potential construction of additional generation.

•	Entergy Wholesale Commodities investments associated with specific investments such as component replacements, software and security, and dry cask storage.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•	Investments in Entergy’s nuclear fleet.

•	Transmission spending to enhance reliability, reduce congestion, and enable economic growth.

•	Distribution spending to enhance reliability and improve service to customers, including investment to support advanced metering.

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

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. It is currently estimated to cost $869 million to construct, including transmission interconnection and other related costs. The LPSC issued an order approving certification of St. Charles Power Station in December 2016. Construction is in progress and commercial operation is estimated to occur by mid-2019.

Lake Charles Power Station

In November 2016, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Lake Charles Power Station, a nominal 994 megawatt combined-cycle generating unit in Westlake, Louisiana, on land adjacent to the existing Nelson plant in Calcasieu Parish. The current estimated cost of the Lake Charles Power Station is $872 million, including estimated costs of transmission interconnection and other related costs. In May 2017 the parties to the proceeding agreed to an uncontested stipulation finding that construction of the Lake Charles Power Station is in the public interest and authorizing an in-service rate recovery plan. In July 2017 the LPSC issued an order unanimously approving the stipulation and approved certification of the unit. Construction is in progress and commercial operation is expected to occur by mid-2020.

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which was retired effective May 31, 2016. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. The application included an updated cost estimate of $232 million for the 226 MW advanced combustion turbine. The cost estimate for the alternative 128 MW unit is $210 million. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans. In testimony filed subsequent to Entergy New Orleans’s supplemental and amending application, several intervenors oppose City Council approval of either alternative, while the City Council advisors and one intervenor support the smaller alternative. A contested hearing was held in December 2017 and post-hearing briefs were filed in January 2018. In February 2018 the City Council Utility Committee adopted a resolution approving construction of the 128 MW unit. The full City Council is expected

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

to vote on the resolution in March 2018. The commercial operation date is dependent on the alternative selected by the City Council and the receipt of other permits and approvals.

Montgomery County Power Station

In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 MW combined-cycle generating unit in Montgomery County, Texas on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including approximately $111 million of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal process that showed no undue preference to any proposal. In June 2017 parties to the proceeding filed an unopposed stipulation and settlement agreement. The stipulation contemplates that Entergy Texas’s level of cost-recovery for generation construction costs for Montgomery County Power Station is capped at $831 million, subject to certain exclusions such as force majeure events. Transmission interconnection and network upgrades and other related costs are not subject to the $831 million cap. In July 2017 the PUCT approved the stipulation. Subject to the timely receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

Washington Parish Energy Center

In April 2017, Entergy Louisiana signed a purchase and sale agreement with a subsidiary of Calpine Corporation for the acquisition of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 361 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana and, subject to permits and approvals, is expected to be completed in 2021. Subject to regulatory approvals, Entergy Louisiana will purchase the plant once it is complete for an estimated total investment of approximately $261 million, including transmission and other related costs. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. A procedural schedule has been established, with the deadlines recently extended and the hearing continued from March 2018 until June 2018 in order to allow the parties an opportunity to reach settlement.

Advanced Metering Infrastructure (AMI)

See Note 2 to the financial statements for discussion of filings made by the Utility operating companies regarding the deployment of AMI. The filings included estimates of implementation costs for AMI of $208 million for Entergy Arkansas, $330 million for Entergy Louisiana, $132 million for Entergy Mississippi, $75 million for Entergy New Orleans, and $132 million for Entergy Texas.

Dividends and Stock Repurchases

Declarations of dividends on Entergy’s common stock are made at the discretion of the Board. Among other things, the Board evaluates the level of Entergy’s common stock dividends based upon earnings per share from the Utility operating segment and the Parent and Other portion of the business, financial strength, and future investment opportunities. At its January 2018 meeting, the Board declared a dividend of $0.89 per share. Entergy paid $629 million in 2017, $612 million in 2016, and $599 million in 2015 in cash dividends on its common stock.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

In addition to the authority to fund grant exercises, the Board has authorized share repurchase programs to enable opportunistic purchases in response to market conditions. In October 2010 the Board granted authority for a $500 million share repurchase program. As of December 31, 2017, $350 million of authority remains under the $500 million share repurchase program. The amount of repurchases may vary as a result of material changes in business results or capital spending or new investment opportunities, or if limitations in the credit markets continue for a prolonged period.

Sources of Capital

Entergy’s sources to meet its capital requirements and to fund potential investments include:

•	internally generated funds;

•	cash on hand ($781 million as of December 31, 2017);

•	securities issuances;

•	bank financing under new or existing facilities or commercial paper; and

•	sales of assets.

Circumstances such as weather patterns, fuel and purchased power price fluctuations, and unanticipated expenses, including unscheduled plant outages and storms, could affect the timing and level of internally generated funds in the future.

Provisions within the articles of incorporation relating to preferred stock of certain of Entergy Corporation’s subsidiaries could restrict the payment of cash dividends or other distributions on their common and preferred stock. All debt and common and preferred equity issuances by the Registrant Subsidiaries require prior regulatory approval and their preferred equity and debt issuances are also subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. Entergy believes that the Registrant Subsidiaries have sufficient capacity under these tests to meet foreseeable capital needs.

The FERC has jurisdiction over securities issuances by the Utility operating companies and System Energy, except securities with maturities longer than one year issued by Entergy Arkansas, which is subject to the jurisdiction of the APSC. The City Council has concurrent jurisdiction over Entergy New Orleans’s securities issuances with maturities longer than one year. No regulatory approvals are necessary for Entergy Corporation to issue securities. The current FERC-authorized short-term borrowing limits are effective through October 2019. Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2019. Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2018. Entergy New Orleans also has obtained long-term financing authorization from the City Council that extends through June 2018. Entergy Arkansas, Entergy Louisiana, and System Energy each have obtained long-term financing authorizations from the FERC that extend through October 2019 for issuances by its respective nuclear fuel company variable interest entity. In addition to borrowings from commercial banks, the Registrant Subsidiaries may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements. The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce Entergy’s subsidiaries’ dependence on external short-term borrowings. Borrowings from internal and external short-term borrowings combined may not exceed the FERC-authorized limits. See Notes 4 and 5 to the financial statements for further discussion of Entergy’s borrowing limits, authorizations, and amounts outstanding.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Cash Flow Activity

As shown in Entergy’s Consolidated Statements of Cash Flows, cash flows for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
	(In Millions)
Cash and cash equivalents at beginning of period	$1,188	$1,351	$1,422

Net cash provided by (used in):
Operating activities	2,624	2,999	3,291
Investing activities	(3,841)	(3,850)	(2,609)
Financing activities	810	688	(753)
Net decrease in cash and cash equivalents	(407)	(163)	(71)

Cash and cash equivalents at end of period	$781	$1,188	$1,351

Operating Activities

2017 Compared to 2016

Net cash flow provided by operating activities decreased by $375 million in 2017 primarily due to:

•
lower Entergy Wholesale Commodities net revenue, excluding the effect of revenues resulting from the FitzPatrick reimbursement agreement with Exelon, in 2017 as compared to prior year, as discussed above. See Note 14 to the financial statements for discussion of the reimbursement agreement;

•	an increase of $141 million in spending on nuclear refueling outages in 2017 as compared to the prior year;

•
an increase of $94 million in severance and retention payments in 2017 as compared to the prior year. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” above for a discussion of management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet;

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements for discussion of the settlement and refund;

•
proceeds of $23 million received in 2017 compared to proceeds of $102 million received in 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and

•
an increase of $20 million in pension contributions in 2017. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates” below and Note 11 to the financial statements for discussion of qualified pension and other postretirement benefits funding.

The decrease was partially offset by:

•
income tax refunds of $13 million in 2017 compared to income tax payments of $95 million in 2016. Entergy received income tax refunds in 2017 resulting from the carryback of net operating losses. Entergy made income tax payments in 2016 related to the effect of the 2006-2007 IRS audit and for jurisdictions that do not have net operating loss carryovers or jurisdictions in which the utilization of net operating loss carryovers are limited. See Note 3 to the financial statements for a discussion of the income tax audit;

•
a decrease of $68 million in interest paid in 2017 as compared to the prior year primarily due to an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

3 leased assets. See Note 10 to the financial statements for a discussion of Entergy Louisiana’s purchase of a beneficial interest in the Waterford 3 leased assets; and

•
an increase due to the timing of recovery of fuel and purchased power costs in 2017 as compared to the prior year. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery.

2016 Compared to 2015

Net cash flow provided by operating activities decreased by $292 million in 2016 primarily due to:

•
a decrease due to the timing of recovery of fuel and purchased power costs in 2016 as compared to 2015. See Note 2 to the financial statements for a discussion of fuel and purchased power cost recovery;

•	lower Entergy Wholesale Commodities net revenue in 2016 as compared to 2015, as discussed previously; and

•
an increase of $83 million in interest paid in 2016 as compared to 2015 primarily due to an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets and an increase in interest expense primarily due to 2016 net debt issuances by various Utility operating companies, partially offset by a decrease in interest paid in 2016 on the Grand Gulf sale-leaseback obligation. See Note 10 to the financial statements for a discussion of Entergy Louisiana’s purchase of a beneficial interest in the Waterford 3 leased assets and for details of the Grand Gulf lease obligation. See Note 5 to the financial statements for a discussion of long-term debt.

The decrease was partially offset by:

•	higher Utility net revenues in 2016 as compared to 2015, as discussed above;

•
proceeds of $102 million received in 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation;

•	a decrease of $46 million in spending on nuclear refueling outages in 2016 as compared to 2015; and

•	a decrease of $19 million in spending related to the shutdown of Vermont Yankee, which ceased power production in December 2014.

Investing Activities

2017 Compared to 2016

Net cash flow used in investing activities decreased by $9 million in 2017 primarily due to the purchase of the Union Power Station for approximately $949 million in March 2016 and proceeds of $100 million from the sale in March 2017 of the FitzPatrick plant to Exelon. See Note 14 to the financial statements for discussion of the Union Power Station purchase and the sale of FitzPatrick. The decrease was partially offset by:

•
an increase of $827 million in construction expenditures, primarily in the Utility business. The increase in construction expenditures in the Utility business is primarily due to an increase of $452 million in fossil-fueled generation construction expenditures primarily due to higher spending in 2017 on the St. Charles Power Station project and the Lake Charles Power Station project and a higher scope of work performed on various other fossil projects in 2017 as compared to 2016; an increase of $133 million in distribution construction expenditures primarily due to a higher scope of non-storm related work performed in 2017 as compared to 2016 and higher storm restoration spending in 2017; an increase of $102 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2017 as compared to 2016; an increase of $101 million in transmission construction expenditures primarily due to a higher scope of work performed on transmission projects in 2017 as compared to 2016; and an increase of $51 million due to increased spending on advanced metering infrastructure in 2017;

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

•
a decrease of $144 million in proceeds received from the DOE in 2017 as compared to the prior year resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and

•
a decrease of $63 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle.

2016 Compared to 2015

Net cash flow used in investing activities increased by $1,241 million in 2016 primarily due to:

•	the purchase of the Union Power Station for approximately $949 million in March 2016. See Note 14 to the financial statements for discussion of the Union Power Station purchase;

•	proceeds of approximately $490 million from the sale in December 2015 of Rhode Island State Energy Center. See Note 14 to the financial statements for further discussion of the sale; and

•
an increase of $279 million in construction expenditures, primarily in the Utility business. The increase in construction expenditures in the Utility business is primarily due to an increase of $114 million in transmission construction expenditures primarily due to an overall higher scope of work performed on transmission projects in 2016 as compared to 2015, an increase of $106 million in nuclear construction expenditures primarily due to a higher scope of work on various nuclear projects in 2016 as compared to 2015, an increase of $95 million in fossil-fueled generation construction expenditures primarily due to spending on the St. Charles Power Station project in 2016, an increase of $79 million in distribution construction expenditures primarily due to a higher scope of non-storm related work performed in 2016 as compared to the same period in 2015 and higher storm restoration spending in 2016, and an increase of $65 million in information technology construction expenditures due to various information technology projects and upgrades in 2016. The increase was partially offset by a decrease of $148 million in spending related to compliance with NRC post-Fukushima requirements in the Utility and Entergy Wholesale Commodities businesses.

The increase was partially offset by:

•
a decrease of $179 million in nuclear fuel purchases due to variations from year to year in the timing and pricing of fuel reload requirements, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle;

•
an increase of $151 million in proceeds received from the DOE in 2016 as compared to the prior year resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation;

•	a $71 million NYPA value sharing payment in 2015. See Note 14 to the financial statements for further discussion of Entergy’s NYPA value sharing agreements; and

•	the deposit of $64 million into Entergy New Orleans’s storm reserve escrow accounts in 2015.

Financing Activities

2017 Compared to 2016

Net cash flow provided by financing activities increased by $122 million in 2017 primarily due to:

•	Entergy’s net issuances of $1,123 million of commercial paper in 2017 compared to net repayments of $78 million of commercial paper in 2016;

•
an increase of $95 million resulting from lower redemptions of preferred stock. In 2017, Entergy New Orleans redeemed its $7.8 million of 4.75% Series preferred stock, its $6 million of 5.56% Series preferred stock, and its $6 million of 4.36% Series preferred stock. In 2016, Entergy Arkansas redeemed its $75 million of 6.45%

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Series preferred stock and its $10 million of 6.08% Series preferred stock and Entergy Mississippi redeemed its $30 million of 6.25% Series preferred stock;

•
an increase of $48 million in treasury stock issuances in 2017 primarily due to a larger amount of previously repurchased Entergy Corporation common stock issued in 2017 to satisfy stock option exercises; and

•	net borrowings of $41 million by the nuclear fuel company variable interest entities in 2017 compared to net repayments of $1 million in 2016.

The increase was partially offset by long-term debt activity providing approximately $224 million of cash in 2017 compared to providing approximately $1,489 million of cash in 2016. Included in the long-term debt activity is $490 million in 2017 and $135 million in 2016 for the repayment of borrowings on the Entergy Corporation long-term credit facility.

2016 Compared to 2015

Entergy’s financing activities provided $688 million of cash for 2016 compared to using $753 million of cash for 2015 primarily due to the following activity:

•
long-term debt activity providing approximately $1,489 million of cash in 2016 compared to providing $41 million of cash in 2015.  Included in the long-term debt activity is net repayments of borrowings of $135 million in 2016 compared to net borrowings of $140 million in 2015 on the Entergy Corporation long-term credit facility;

•	the issuance of $110 million of preferred stock in 2015. See Note 6 to the financial statements for further discussion;

•	$100 million of common stock repurchased in 2015, as discussed above;

•	a net increase of $41 million in 2016 in short-term borrowings by the nuclear fuel company variable interest entities; and

•
a decrease of $21 million resulting from higher repurchase/redemptions of preferred stock. In September 2015, Entergy Louisiana redeemed its $100 million 6.95% Series preferred membership interests, of which $16 million was owned by Entergy Louisiana Holdings, an Entergy subsidiary, and Entergy Gulf States Louisiana repurchased its $10 million Series A 8.25% preferred membership interests as part of a multi-step process to effectuate the Entergy Louisiana and Entergy Gulf States Louisiana business combination.  See Note 2 to the financial statements for a discussion of the combination. In 2016, Entergy Arkansas redeemed its $75 million of 6.45% Series preferred stock and its $10 million of 6.08% Series preferred stock and Entergy Mississippi redeemed its $30 million of 6.25% Series preferred stock.

For the details of Entergy’s commercial paper program and the nuclear fuel company variable interest entities’ short-term borrowings, see Note 4 to the financial statements. See Note 5 to the financial statements for details of long-term debt.

Rate, Cost-recovery, and Other Regulation

State and Local Rate Regulation and Fuel-Cost Recovery

The rates that the Utility operating companies and System Energy charge for their services significantly influence Entergy’s financial position, results of operations, and liquidity. These companies are regulated and the rates charged to their customers are determined in regulatory proceedings. Governmental agencies, including the APSC, the LPSC, the MPSC, the City Council, the PUCT, and the FERC, are primarily responsible for approval of the rates charged to customers. Following is a summary of the Utility operating companies’ authorized returns on common equity:

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Company	Authorized Return on Common Equity

Entergy Arkansas	9.25% - 10.25%
Entergy Louisiana	9.15% - 10.75% Electric; 9.45% - 10.45% Gas
Entergy Mississippi	9.47% - 11.49%
Entergy New Orleans	10.7% - 11.5% Electric; 10.25% - 11.25% Gas
Entergy Texas	9.8%

The Utility operating companies’ base rate, fuel and purchased power cost recovery, and storm cost recovery proceedings are discussed in Note 2 to the financial statements.

Federal Regulation

The FERC regulates wholesale sales of electricity rates and interstate transmission of electricity, including rates for System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. The current return on equity under the Unit Power Sales Agreement is 10.94%. Prior to each operating company’s termination of participation in the System Agreement (Entergy Arkansas in December 2013, Entergy Mississippi in November 2015, and Entergy Louisiana, Entergy New Orleans, and Entergy Texas each in August 2016), the Utility operating companies engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which was a rate schedule approved by the FERC. Certain of the Utility operating companies’ retail regulators are pursuing litigation involving the System Agreement at the FERC and in federal courts. See Note 2 to the financial statements for discussion of the System Agreement proceedings, a complaint filed with the FERC challenging System Energy’s return on equity, and System Energy’s proposed amendments to the Unit Power Sales Agreement.

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

•
The interest rate and equity price risk associated with Entergy’s investments in nuclear plant decommissioning trust funds, particularly in the Entergy Wholesale Commodities business.  See Note 16 to the financial statements for details regarding Entergy’s decommissioning trust funds.

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

Commodity Price Risk

Power Generation

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  In addition to its forward physical power contracts, Entergy Wholesale Commodities also uses a combination of financial contracts, including swaps, collars, and options, to manage forward commodity price risk.  Certain hedge volumes have price downside and upside relative to market price movement.  The contracted minimum, expected value, and sensitivities are provided in the table below to show potential variations.  The sensitivities may not reflect the total maximum upside potential from higher market prices.  The information contained in the following table represents projections at a point in time and will vary over time based on numerous factors, such as future market prices, contracting activities, and generation.  Following is a summary of Entergy Wholesale Commodities’ current forward capacity and generation contracts as well as total revenue projections based on market prices as of December 31, 2017.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Wholesale Commodities Nuclear Portfolio

	2018	2019	2020	2021	2022
Energy
Percent of planned generation under contract (a):
Unit-contingent (b)	98%	91%	51%	74%	67%
Firm LD (c)	9%	—%	—%	—%	—%
Offsetting positions (d)	(9%)	—%	—%	—%	—%
Total	98%	91%	51%	74%	67%
Planned generation (TWh) (e) (f)	27.9	25.5	17.9	9.7	2.8
Average revenue per MWh on contracted volumes:
Expected based on market prices as of December 31, 2017	$39.1	$40.6	$50.5	$59.2	$58.8

Capacity
Percent of capacity sold forward (g):
Bundled capacity and energy contracts (h)	22%	25%	36%	69%	99%
Capacity contracts (i)	36%	13%	—%	—%	—%
Total	58%	38%	36%	69%	99%
Planned net MW in operation (average) (f)	3,568	3,167	2,195	1,158	338
Average revenue under contract per kW per month (applies to capacity contracts only)	$7.1	$9.1	$—	$—	$—

Total Energy and Capacity Revenues (j)
Expected sold and market total revenue per MWh	$47.0	$46.9	$48.9	$56.1	$47.8
Sensitivity: -/+ $10 per MWh market price change	$46.9 - $47.2	$46.0 - $47.8	$44.3 - $53.5	$53.5 - $58.7	$44.5 - $51.1

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

(f)
Assumes the planned shutdown of Pilgrim on May 31, 2019, planned shutdown of Indian Point 2 on April 30, 2020, planned shutdown of Indian Point 3 on April 30, 2021, and planned shutdown of Palisades on May 31,

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

2022. Assumes NRC license renewals for two units, as follows (with current license expirations in parentheses): Indian Point 2 (September 2013 and now operating under its period of extended operations while its application is pending) and Indian Point 3 (December 2015 and now operating under its period of extended operations while its application is pending). For a discussion regarding the planned shutdown of the Pilgrim, Indian Point 2, Indian Point 3, and Palisades plants, see “Entergy Wholesale Commodities Exit from the Merchant Power Business” above. For a discussion regarding the license renewals for Indian Point 2 and Indian Point 3, see “Entergy Wholesale Commodities Authorizations to Operate Indian Point” above.

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

Entergy estimates that a positive $10 per MWh change in the annual average energy price in the markets in which the Entergy Wholesale Commodities nuclear business sells power, based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of $3 million in 2018 and would have had a corresponding effect on pre-tax income of $37 million in 2017. A negative $10 per MWh change in the annual average energy price in the markets based on the respective year-end market conditions, planned generation volumes, and hedged positions, would have a corresponding effect on pre-tax income of ($3) million in 2018 and would have had a corresponding effect on pre-tax income of ($31) million in 2017.

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, Entergy subsidiaries and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, Entergy subsidiaries made annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries paid NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual cap of $24 million.  The annual payment for each year’s output was due by January 15 of the following year, and the final payment to NYPA was made in January 2015.  Entergy recorded the liability for payments to NYPA as power was generated and sold by Indian Point 3 and FitzPatrick.  An amount equal to the liability was recorded to the plant asset account as contingent purchase price consideration for the plants.

Some of the agreements to sell the power produced by Entergy Wholesale Commodities’ power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations under the agreements.  The Entergy subsidiary is required to provide credit support based upon the difference between the current market prices and contracted power prices in the regions where Entergy Wholesale Commodities sells power.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guaranty.  Cash and letters of credit are also acceptable forms of credit support.  At December 31, 2017, based on power prices at that time, Entergy had liquidity exposure of $167 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $8 million of posted cash collateral.  In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2017, Entergy would have been required to provide approximately $98 million of additional cash or letters of credit under some of the agreements. As of December 31, 2017, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously posted collateral from counterparties, would increase by $372 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

As of December 31, 2017, substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants through 2022 is with counterparties or their guarantors that have public investment grade credit ratings.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Nuclear Matters

Entergy’s Utility and Entergy Wholesale Commodities businesses include the ownership and operation of nuclear generating plants and are, therefore, subject to the risks related to such ownership and operation. These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, to position Entergy’s nuclear fleet to meet its operational goals, including the financial requirements to address emerging issues like stress corrosion cracking of certain materials within the plant systems and the Fukushima event; the implementation of plans to cease merchant generation at all Entergy Wholesale Commodities nuclear plants by 2022 and the post-shutdown decommissioning of these plants; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license renewal and amendments, and decommissioning; the performance and capacity factors of these nuclear plants; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident.

ANO

See Note 8 to the financial statements for discussion of the NRC’s decision in March 2015 to move ANO into the “multiple/repetitive degraded cornerstone column,” or Column 4, of the NRC’s Reactor Oversight Process Action Matrix, and the resulting significant additional NRC inspection activities at the ANO site.

Pilgrim

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

Grand Gulf

Grand Gulf began a maintenance outage on September 8, 2016 to replace a residual heat removal pump. Although the pump had been replaced, on September 27, 2016 management decided to keep the plant in an outage for additional training and other steps to support management’s operational goals. Grand Gulf returned to service on January 31, 2017.

Based on the plant’s performance indicators, in November 2016 the NRC placed Grand Gulf in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix. Entergy is implementing a plan to restore Grand Gulf to Column 1, including addressing the issues related to the three very low safety significance non-

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

cited violations identified in the NRC’s report on the results of its October 2016 special inspection. Depending on the success of implementing that plan and the plant’s performance indicators, there is risk that the NRC could move Grand Gulf into the “degraded cornerstone column,” or Column 3, of the NRC’s Reactor Oversight Process Action Matrix.

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

•
Timing - In projecting decommissioning costs, two assumptions must be made to estimate the timing of plant decommissioning. First, the date of the plant’s retirement must be estimated for those plants that do not have an announced shutdown date. The estimate may include assumptions regarding the possibility that the plant may have an operating life shorter than the operating license expiration, as well as assumptions regarding the probability that the plant’s license will be renewed for those plants that have not yet received operating license renewal. Second, an assumption must be made whether all decommissioning activity will proceed immediately upon plant retirement, or whether the plant will be placed in SAFSTOR status. SAFSTOR is decommissioning a facility by placing it in a safe, stable condition that is maintained until it is subsequently decontaminated and dismantled to levels that permit license termination, normally within 60 years from permanent cessation of operations. A change of assumption regarding either the probability of license renewal, the period of continued operation, or the use of a SAFSTOR period can change the present value of the asset retirement obligation.

•
Cost Escalation Factors - Entergy’s current decommissioning cost studies include an assumption that decommissioning costs will escalate over present cost levels by factors ranging from approximately 2% to 3% annually. A 50-basis point change in this assumption could change the estimated present value of the decommissioning liabilities by approximately 3% to 18%. The timing assumption influences the significance of the effect of a change in the estimated inflation or cost escalation rate because the effect increases with the length of time assumed before decommissioning activity ends.

•
Spent Fuel Disposal - Federal law requires the DOE to provide for the permanent storage of spent nuclear fuel, and legislation has been passed by Congress to develop a repository at Yucca Mountain, Nevada. The DOE has not yet begun accepting spent nuclear fuel and is in non-compliance with federal law. The DOE continues to delay meeting its obligation and Entergy’s nuclear plant owners are continuing to pursue damage claims against the DOE for its failure to provide timely spent fuel storage. Until a federal site is available, however, nuclear plant operators must provide for interim spent fuel storage on the nuclear plant site, which can require the construction and maintenance of dry cask storage sites or other facilities. The costs of developing and maintaining these facilities during the decommissioning period can have a significant effect (as much as an average of 20% to 30% of total estimated decommissioning costs). Entergy’s decommissioning studies include cost estimates for spent fuel storage. These estimates could change in the future, however, based on the expected timing of when the DOE begins to fulfill its obligation to receive and store spent nuclear fuel. See Note 8 to the financial statements for further discussion of Entergy’s spent nuclear fuel litigation.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Revisions of estimated decommissioning costs that decrease the liability also result in a decrease in the asset retirement cost asset. For the non-rate-regulated portions of Entergy’s business for which the plant’s value is impaired, these reductions will immediately reduce operating expenses in the period of the revision if the reduction of the liability exceeds the amount of the undepreciated plant asset at the date of the revision. Revisions of estimated decommissioning costs that increase the liability result in an increase in the asset retirement cost asset, which is then depreciated over the asset’s remaining economic life. For a plant in the non-rate-regulated portions of Entergy’s business for which the plant’s value is impaired, however, including a plant that is shutdown, or is nearing its shutdown date, the increase in the liability is likely to immediately increase operating expense in the period of the revision and not increase the asset retirement cost asset. See Note 14 to the financial statements for further discussion of impairment of long-lived assets and Note 9 to the financial statements for further discussion of asset retirement obligations.

Utility Regulatory Accounting

Entergy’s Utility operating companies and System Energy are subject to retail regulation by their respective state and local regulators and to wholesale regulation by the FERC. Because these regulatory agencies set the rates the Utility operating companies and System Energy are allowed to charge customers based on allowable costs, including a reasonable return on equity, the Utility operating companies and System Energy apply accounting standards that require the financial statements to reflect the effects of rate regulation, including the recording of regulatory assets and liabilities. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery from customers through regulated rates. Regulatory liabilities represent the excess recovery of costs that have been deferred because it is probable such amounts will be returned to customers through future regulated rates. See Note 2 to the financial statements for a discussion of rate and regulatory matters, including details of Entergy’s and the Registrant Subsidiaries’ regulatory assets and regulatory liabilities.

For each regulatory jurisdiction in which they conduct business, the Utility operating companies and System Energy assess whether the regulatory assets and regulatory liabilities continue to meet the criteria for probable future recovery or settlement at each balance sheet date and when regulatory events occur. This assessment includes consideration of recent rate orders, historical regulatory treatment for similar costs, and factors such as changes in applicable regulatory and political environments. If the assessments made by the Utility operating companies and System Energy are ultimately different than actual regulatory outcomes, it could materially affect the results of operations, financial position, and cash flows of Entergy or the Registrant Subsidiaries.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

Impairment of Long-lived Assets and Trust Fund Investments

Entergy has significant investments in long-lived assets in both of its operating segments, and Entergy evaluates these assets against the market economics and under the accounting rules for impairment when there are indications that an impairment may exist.  This evaluation involves a significant degree of estimation and uncertainty.  In the Entergy Wholesale Commodities business, Entergy’s investments in merchant generation assets are subject to impairment if adverse market or regulatory conditions arise, particularly if it leads to a decision or an expectation that Entergy will operate a plant for a shorter period than previously expected; if there is a significant adverse change in the physical condition of a plant; if investment in a plant significantly exceeds previously-expected amounts; or, for Indian Point 2 and Indian Point 3, if their operating licenses are not renewed.

If an asset is considered held for use, and Entergy concludes that events and circumstances are present indicating that an impairment analysis should be performed under the accounting standards, the sum of the expected undiscounted future cash flows from the asset are compared to the asset’s carrying value.  The carrying value of the asset includes any capitalized asset retirement cost associated with the decommissioning liability; therefore, changes in assumptions that affect the decommissioning liability can increase or decrease the carrying value of the asset subject to impairment.  If the expected undiscounted future cash flows exceed the carrying value, no impairment is recorded. If the expected undiscounted future cash flows are less than the carrying value and the carrying value exceeds the fair value, Entergy is required to record an impairment charge to write the asset down to its fair value.  If an asset is considered held for sale, an impairment is required to be recognized if the fair value (less costs to sell) of the asset is less than its carrying value.

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

•
Timing and the life of the asset - Entergy assumes an expected life of the asset.  A change in the timing assumption, whether due to management decisions regarding operation of the plant, the regulatory process, or operational or other factors, could have a significant effect on the expected future cash flows and result in a significant effect on operations.

See Note 14 to the financial statements for a discussion of the impairments of the Palisades, Indian Point, FitzPatrick, and Pilgrim plants.

Entergy evaluates investment securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  If Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary-impairment is considered to have occurred and it is measured by the

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

present value of cash flows expected to be collected less the amortized cost basis (credit loss).  The assessment of whether an investment in an equity security has suffered an other than temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  As discussed in Note 1 to the financial statements, unrealized losses on equity securities that are considered other-than-temporarily impaired are recorded in earnings for Entergy Wholesale Commodities.  Effective January 1, 2018 with the adoption of ASU 2016-01, unrealized losses and gains on investments in equity securities held by the Entergy Wholesale Commodities’ nuclear decommissioning trust funds will be recorded in earnings as they occur. See Note 16 to the financial statements for details on the decommissioning trust funds.

Taxation and Uncertain Tax Positions

Management exercises significant judgment in evaluating the potential tax effects of Entergy’s operations, transactions, and other events.  Entergy accounts for uncertain income tax positions using a recognition model under a two-step approach with a more likely-than-not recognition threshold and a measurement approach based on the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Management evaluates each tax position based on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant judgment is required to determine whether available information supports the assertion that the recognition threshold has been met. Additionally, measurement of unrecognized tax benefits to be recorded in the consolidated financial statements is based on the probability of different potential outcomes. Income tax expense and tax positions recorded could be significantly affected by events such as additional transactions contemplated or consummated by Entergy as well as audits by taxing authorities of the tax positions taken in transactions. Management believes that the financial statement tax balances are accounted for and adjusted appropriately each quarter as necessary in accordance with applicable authoritative guidance; however, the ultimate outcome of tax matters could result in favorable or unfavorable effects on the consolidated financial statements. Entergy’s income taxes, including unrecognized tax benefits, open audits, and other significant tax matters are discussed in Note 3 to the financial statements.

See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Income Tax Legislation” above and Note 3 to the financial statements for discussion of the effects of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017.

Qualified Pension and Other Postretirement Benefits

Entergy sponsors qualified, defined benefit pension plans that cover substantially all employees, including cash balance plans and final average pay plans.  Additionally, Entergy currently provides other postretirement health care and life insurance benefits for substantially all full-time employees whose most recent date of hire or rehire is before July 1, 2014 and who reach retirement age and meet certain eligibility requirements while still working for Entergy.

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

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Assumptions

Key actuarial assumptions utilized in determining qualified pension and other postretirement health care and life insurance costs include discount rates, projected healthcare cost rates, expected long-term rate of return on plan assets, rate of increase in future compensation levels, retirement rates and mortality rates.

Annually, Entergy reviews and, when necessary, adjusts the assumptions for the pension and other postretirement plans.  Every three-to-five years, a formal actuarial assumption experience study that compares assumptions to the actual experience of the pension and other postretirement health care and life insurance plans is conducted.  The falling interest rate environment over the past few years and volatility in the financial equity markets have affected Entergy’s funding and reported costs for these benefits.

Discount rates

In selecting an assumed discount rate to calculate benefit obligations, Entergy uses a yield curve based on high-quality corporate debt. Before 2016 the discount rates used to estimate the service cost and interest cost components of benefit costs were the same as the weighted-average discount rate used to measure the benefit obligation at the beginning of the year. In 2016, Entergy refined its approach to estimating the service cost and interest cost components. Under the refined approach, instead of using the weighted-average benefit obligation discount rate at the beginning of the year, the 2016 service and interest costs’ expected cash flows were discounted by the applicable spot rates. The refinement had the effect of lowering 2016 qualified pension costs by $61 million and 2016 other postretirement health care and life insurance benefit costs by $15 million.

Projected health care cost trend rates

Entergy’s health care cost trend is affected by both medical cost inflation, and with respect to capped costs under the plan, the effects of general inflation. Entergy reviews actual recent cost trends and projected future trends in establishing its health care cost trend rates.
Expected long-term rate of return on plan assets

In determining its expected long-term rate of return on plan assets used in the calculation of benefit plan costs, Entergy reviews past performance, current and expected future asset allocations, and capital market assumptions of its investment consultant and some of its investment managers. Entergy conducts periodic asset/liability studies in order to set its target asset allocations.
Since 2003, Entergy has targeted an asset allocation for its qualified pension plan assets of roughly 65% equity securities and 35% fixed-income securities.  In 2017, Entergy confirmed the 2011 liability-driven investment strategy for its pension assets, which recommended that the target asset allocation adjust dynamically over time, based on the funded status of the plan, from its current allocation to an ultimate allocation. In 2017, Entergy adopted a new ultimate allocation for pension assets of 35% equity securities and 65% fixed income securities.  The ultimate asset allocation is expected to be attained when the plan is 105% funded.
In 2016, the target allocations for both Entergy’s non-taxable other postretirement assets and its taxable other postretirement assets were 65% equity securities and 35% fixed-income securities. During the first quarter of 2017, Entergy implemented a new asset allocation strategy, based on the funded status of each sub-account within each trust, which resulted in an overall shift to more fixed income in the non-taxable trusts and no material changes in asset allocation to the taxable trust. The new strategy no longer focuses on targeting an overall asset allocation for each trust, but rather a target asset allocation for each sub-account within each trust. See Note 11 to the financial statements for discussion of the current asset allocations for Entergy’s other postretirement assets.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

Retirement and mortality rates

In October 2017 the Internal Revenue Service issued updated mortality regulations for single employer plans for determining cash contribution requirements. The regulations, based on the Society of Actuaries’ 2014 mortality table, are effective for plan years beginning on or after January 1, 2018.

Costs and Sensitivities

The estimated 2018 and actual 2017 qualified pension and other postretirement costs and related underlying assumptions and sensitivities are shown below:

Costs	Estimated 2018	2017
	(In Millions)
Qualified pension cost	$254.8	$214.2
Other postretirement cost	$13.1	$25.6

Assumptions	2018	2017
Discount rates
Qualified pension
Service cost	3.89%	4.75%
Interest cost	3.44%	3.73%
Other postretirement
Service cost	3.88%	4.60%
Interest cost	3.33%	3.61%

Expected long-term rates of return
Qualified pension assets	7.50%	7.50%
Other postretirement - non-taxable assets	6.50% - 7.50%	6.50% - 6.90%
Other postretirement - taxable assets - after tax rate	5.50%	5.75%

Weighted-average rate of future compensation	3.98%	3.98%

Assumed health care cost trend rates
Pre-65 retirees	6.95%	6.55%
Post-65 retirees	7.25%	7.25%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond	2027	2026

Actual asset returns have an effect on Entergy’s qualified pension and other postretirement costs. In 2017, Entergy’s actual average annual return on qualified pension assets was approximately 16% and for other postretirement assets was approximately 14%, as compared with the 2017 expected long-term rates of return discussed above.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of qualified pension cost and qualified pension projected benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2018 Qualified Pension Cost	Impact on 2017 Qualified Projected Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$23	$250
Rate of return on plan assets	(0.25%)	$15	$—
Rate of increase in compensation	0.25%	$7	$34

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in millions):

Actuarial Assumption	Change in Assumption	Impact on 2018 Postretirement Benefit Cost	Impact on 2017 Accumulated Postretirement Benefit Obligation
	Increase/(Decrease)
Discount rate	(0.25%)	$3	$50
Health care cost trend	0.25%	$5	$39

Each fluctuation above assumes that the other components of the calculation are held constant.

Accounting Mechanisms

In accordance with pension accounting standards, Entergy utilizes a number of accounting mechanisms that reduce the volatility of reported pension costs.  Differences between actuarial assumptions and actual plan results are deferred and are amortized into expense only when the accumulated differences exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets.  If necessary, the excess is amortized over the average remaining service period of active employees. Additionally, accounting standards allow for the deferral of prior service costs/credits arising from plan amendments that attribute an increase or decrease in benefits to employee service in prior periods. Prior service costs/credits are then amortized into expense over the average future working life of active employees. Certain decisions, including workforce reductions, plan amendments, and plant shutdowns may significantly reduce the expense amortization period and result in immediate recognition of certain previously-deferred costs and gains/losses in the form of curtailment gains or losses. Similarly, payments made to settle benefit obligations can also result in recognition in the form of settlement losses or gains.

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

Funding

 Entergy’s pension funding in 2017 was $410 million.  Entergy estimates pension contributions will be approximately $352.1 million in 2018; although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018.

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

Moving Ahead for Progress in the 21st Century Act (MAP-21) became federal law in July 2012.  Under the law, the segment rates used to calculate funding liabilities must be within a corridor of the 25-year average of prior segment rates.  The interest rate corridor applies to the determination of minimum funding requirements and benefit restrictions.  These pension funding stabilization provisions provide for a near-term reduction in minimum funding requirements for single employer defined benefit plans in response to the historically low interest rates that existed when the law was enacted.  The law did not reduce contribution requirements over the long term. The interest rate stabilization periods of MAP-21 were extended by the Highway and Transportation Funding Act in 2014 and the Bipartisan Budget Act in 2015.

Entergy contributed $44.3 million to its postretirement plans in 2017 and plans to contribute $52.3 million in 2018.

Federal Healthcare Legislation

In 2010 the Patient Protection and Affordable Care Act (PPACA), as amended, imposed a 40% excise tax on per capita medical benefit costs that exceed certain thresholds. In January 2018 the effective date of the excise tax was delayed and is currently expected to take effect in 2022.  Entergy will continue to monitor developments to determine the possible effect on Entergy.

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

•
Changes to existing federal, state, or local regulation by governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.

Entergy Corporation and Subsidiaries
Management’s Financial Discussion and Analysis

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

New Accounting Pronouncements

See Note 1 to the financial statements for discussion of new accounting pronouncements.

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

Entergy Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of Entergy Corporation’s internal control over financial reporting as of December 31, 2017.

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

Based on management’s assessment of internal controls using the 2013 COSO criteria, management believes that Entergy and each of the Registrant Subsidiaries maintained effective internal control over financial reporting as of December 31, 2017.  Management further believes that this assessment, combined with the policies and procedures noted above, provides reasonable assurance that Entergy’s and each of the Registrant Subsidiaries’ financial statements are fairly and accurately presented in accordance with generally accepted accounting principles.

LEO P. DENAULT Chairman of the Board and Chief Executive Officer of Entergy Corporation
ANDREW S. MARSH
Executive Vice President and Chief Financial Officer of Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.

RICHARD C. RILEY Chairman of the Board, President, and Chief Executive Officer of Entergy Arkansas, Inc.	PHILLIP R. MAY, JR. Chairman of the Board, President, and Chief Executive Officer of Entergy Louisiana, LLC
HALEY R. FISACKERLY Chairman of the Board, President, and Chief Executive Officer of Entergy Mississippi, Inc.	CHARLES L. RICE, JR. Chairman of the Board, President, and Chief Executive Officer of Entergy New Orleans, LLC
SALLIE T. RAINER Chair of the Board, President, and Chief Executive Officer of Entergy Texas, Inc.	RODERICK K. WEST Chairman of the Board, President, and Chief Executive Officer of System Energy Resources, Inc.

ENTERGY CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2017	2016	2015	2014	2013
	(In Thousands, Except Percentages and Per Share Amounts)

Operating revenues	$11,074,481	$10,845,645	$11,513,251	$12,494,921	$11,390,947
Net income (loss)	$425,353	($564,503)	($156,734)	$960,257	$730,572
Earnings (loss) per share:
Basic	$2.29	($3.26)	($0.99)	$5.24	$3.99
Diluted	$2.28	($3.26)	($0.99)	$5.22	$3.99
Dividends declared per share	$3.50	$3.42	$3.34	$3.32	$3.32
Return on common equity	5.12%	(6.73%)	(1.83)%	9.58%	7.56%
Book value per share, year-end	$44.28	$45.12	$51.89	$55.83	$54.00
Total assets	$46,707,149	$45,904,434	$44,647,681	$46,414,455	$43,290,290
Long-term obligations (a)	$14,535,077	$14,695,422	$13,456,742	$12,627,180	$12,265,971

(a) Includes long-term debt (excluding currently maturing debt), non-current capital lease obligations, and subsidiary preferred stock without sinking fund that is not presented as equity on the balance sheet.

	2017	2016	2015	2014	2013
	(Dollars In Millions)

Utility electric operating revenues:
Residential	$3,355	$3,288	$3,518	$3,555	$3,396
Commercial	2,480	2,362	2,516	2,553	2,415
Industrial	2,584	2,327	2,462	2,623	2,405
Governmental	231	217	223	227	218
Total retail	8,650	8,194	8,719	8,958	8,434
Sales for resale	253	236	249	330	210
Other	376	437	341	304	298
Total	$9,279	$8,867	$9,309	$9,592	$8,942

Utility billed electric energy sales (GWh):
Residential	33,834	35,112	36,068	35,932	35,169
Commercial	28,745	29,197	29,348	28,827	28,547
Industrial	47,769	45,739	44,382	43,723	41,653
Governmental	2,511	2,547	2,514	2,428	2,412
Total retail	112,859	112,595	112,312	110,910	107,781
Sales for resale	11,550	11,054	9,274	9,462	3,020
Total	124,409	123,649	121,586	120,372	110,801

Entergy Wholesale Commodities:
Operating revenues	$1,657	$1,850	$2,062	$2,719	$2,313
Billed electric energy sales (GWh)	30,501	35,881	39,745	44,424	45,127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2018

We have served as the Corporation’s auditor since 2001.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands, Except Share Data)
OPERATING REVENUES
Electric	$9,278,895	$8,866,659	$9,308,678
Natural gas	138,856	129,348	142,746
Competitive businesses	1,656,730	1,849,638	2,061,827
TOTAL	11,074,481	10,845,645	11,513,251

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	1,991,589	1,809,200	2,452,171
Purchased power	1,427,950	1,220,527	1,390,805
Nuclear refueling outage expenses	168,151	208,678	251,316
Other operation and maintenance	3,423,689	3,296,711	3,354,981
Asset write-offs, impairments, and related charges	538,372	2,835,637	2,104,906
Decommissioning	405,685	327,425	280,272
Taxes other than income taxes	617,556	592,502	619,422
Depreciation and amortization	1,389,978	1,347,187	1,337,276
Other regulatory charges (credits) - net	(131,901)	94,243	175,304
TOTAL	9,831,069	11,732,110	11,966,453

Gain on sale of asset	16,270	—	154,037

OPERATING INCOME (LOSS)	1,259,682	(886,465)	(299,165)

OTHER INCOME
Allowance for equity funds used during construction	95,088	67,563	51,908
Interest and investment income	288,197	145,127	187,062
Miscellaneous - net	(12,701)	(41,617)	(95,997)
TOTAL	370,584	171,073	142,973

INTEREST EXPENSE
Interest expense	707,212	700,545	670,096
Allowance for borrowed funds used during construction	(44,869)	(34,175)	(26,627)
TOTAL	662,343	666,370	643,469

INCOME (LOSS) BEFORE INCOME TAXES	967,923	(1,381,762)	(799,661)

Income taxes	542,570	(817,259)	(642,927)

CONSOLIDATED NET INCOME (LOSS)	425,353	(564,503)	(156,734)

Preferred dividend requirements of subsidiaries	13,741	19,115	19,828

NET INCOME (LOSS) ATTRIBUTABLE TO ENTERGY CORPORATION	$411,612	($583,618)	($176,562)

Earnings (loss) per average common share:
Basic	$2.29	($3.26)	($0.99)
Diluted	$2.28	($3.26)	($0.99)

Basic average number of common shares outstanding	179,671,797	178,885,660	179,176,356
Diluted average number of common shares outstanding	180,535,893	178,885,660	179,176,356

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)

Net Income (Loss)	$425,353	($564,503)	($156,734)

Other comprehensive income (loss)
Cash flow hedges net unrealized gain (loss)
(net of tax expense (benefit) of ($22,570), ($55,298), and $3,752)	(41,470)	(101,977)	7,852
Pension and other postretirement liabilities
(net of tax expense (benefit) of ($4,057), ($3,952), and $61,576)	(61,653)	(2,842)	103,185
Net unrealized investment gains (losses)
(net of tax expense (benefit) of $80,069, $57,277, and ($45,904))	115,311	62,177	(59,138)
Foreign currency translation
(net of tax benefit of $403, $689, and $345)	(748)	(1,280)	(641)
Other comprehensive income (loss)	11,440	(43,922)	51,258

Comprehensive Income (Loss)	436,793	(608,425)	(105,476)
Preferred dividend requirements of subsidiaries	13,741	19,115	19,828
Comprehensive Income (Loss) Attributable to Entergy Corporation	$423,052	($627,540)	($125,304)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)

OPERATING ACTIVITIES
Consolidated net income (loss)	$425,353	($564,503)	($156,734)
Adjustments to reconcile consolidated net income (loss) to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	2,078,578	2,123,291	2,117,236
Deferred income taxes, investment tax credits, and non-current taxes accrued	529,053	(836,257)	(820,350)
Asset write-offs, impairments, and related charges	357,251	2,835,637	2,104,906
Gain on sale of asset	(16,270)	—	(154,037)
Changes in working capital:
Receivables	(97,637)	(96,975)	38,152
Fuel inventory	(3,043)	38,210	(12,376)
Accounts payable	101,802	174,421	(135,211)
Prepaid taxes and taxes accrued	33,853	(28,963)	81,969
Interest accrued	742	(7,335)	(11,445)
Deferred fuel costs	56,290	(241,896)	298,725
Other working capital accounts	(4,331)	31,197	(113,701)
Changes in provisions for estimated losses	(3,279)	20,905	42,566
Changes in other regulatory assets	595,504	(48,469)	262,317
Changes in other regulatory liabilities	2,915,795	158,031	61,241
Deferred tax rate change recognized as regulatory liability / asset	(3,665,498)	—	—
Changes in pensions and other postretirement liabilities	(130,686)	(136,919)	(446,418)
Other	(549,977)	(421,676)	134,344
Net cash flow provided by operating activities	2,623,500	2,998,699	3,291,184

INVESTING ACTIVITIES
Construction/capital expenditures	(3,607,532)	(2,780,222)	(2,500,860)
Allowance for equity funds used during construction	96,000	68,345	53,635
Nuclear fuel purchases	(377,324)	(314,706)	(493,604)
Payment for purchase of plant or assets	(16,762)	(949,329)	—
Proceeds from sale of assets	100,000	—	487,406
Insurance proceeds received for property damages	26,157	20,968	24,399
Changes in securitization account	1,323	4,007	(5,806)
NYPA value sharing payment	—	—	(70,790)
Payments to storm reserve escrow account	(2,878)	(1,544)	(69,163)
Receipts from storm reserve escrow account	11,323	—	5,916
Decrease in other investments	1,078	9,055	571
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	25,493	169,085	18,296
Proceeds from nuclear decommissioning trust fund sales	3,162,747	2,408,920	2,492,176
Investment in nuclear decommissioning trust funds	(3,260,674)	(2,484,627)	(2,550,958)
Net cash flow used in investing activities	(3,841,049)	(3,850,048)	(2,608,782)

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)

FINANCING ACTIVITIES
Proceeds from the issuance of:
Long-term debt	1,809,390	6,800,558	3,502,189
Preferred stock of subsidiary	14,399	—	107,426
Treasury stock	80,729	33,114	24,366
Retirement of long-term debt	(1,585,681)	(5,311,324)	(3,461,518)
Repurchase of common stock	—	—	(99,807)
Repurchase / redemptions of preferred stock	(20,599)	(115,283)	(94,285)
Changes in credit borrowings and commercial paper - net	1,163,296	(79,337)	(104,047)
Other	(7,731)	(6,872)	(9,136)
Dividends paid:
Common stock	(628,885)	(611,835)	(598,897)
Preferred stock	(13,940)	(20,789)	(19,758)
Net cash flow provided by (used in) financing activities	810,978	688,232	(753,467)

Net decrease in cash and cash equivalents	(406,571)	(163,117)	(71,065)

Cash and cash equivalents at beginning of period	1,187,844	1,350,961	1,422,026

Cash and cash equivalents at end of period	$781,273	$1,187,844	$1,350,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$678,371	$746,779	$663,630
Income taxes	($13,375)	$95,317	$103,589

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2017	2016
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$56,629	$129,579
Temporary cash investments	724,644	1,058,265
Total cash and cash equivalents	781,273	1,187,844
Accounts receivable:
Customer	673,347	654,995
Allowance for doubtful accounts	(13,587)	(11,924)
Other	169,377	158,419
Accrued unbilled revenues	383,813	368,677
Total accounts receivable	1,212,950	1,170,167
Deferred fuel costs	95,746	108,465
Fuel inventory - at average cost	182,643	179,600
Materials and supplies - at average cost	723,222	698,523
Deferred nuclear refueling outage costs	133,164	146,221
Prepayments and other	156,333	193,448
TOTAL	3,285,331	3,684,268

OTHER PROPERTY AND INVESTMENTS
Investment in affiliates - at equity	198	198
Decommissioning trust funds	7,211,993	5,723,897
Non-utility property - at cost (less accumulated depreciation)	260,980	233,641
Other	441,862	469,664
TOTAL	7,915,033	6,427,400

PROPERTY, PLANT, AND EQUIPMENT
Electric	47,287,370	45,191,216
Property under capital lease	620,544	619,527
Natural gas	453,162	413,224
Construction work in progress	1,980,508	1,378,180
Nuclear fuel	923,200	1,037,899
TOTAL PROPERTY, PLANT AND EQUIPMENT	51,264,784	48,640,046
Less - accumulated depreciation and amortization	21,600,424	20,718,639
PROPERTY, PLANT AND EQUIPMENT - NET	29,664,360	27,921,407

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	—	761,280
Other regulatory assets (includes securitization property of $485,031 as of December 31, 2017 and $600,996 as of December 31, 2016)	4,935,689	4,769,913
Deferred fuel costs	239,298	239,100
Goodwill	377,172	377,172
Accumulated deferred income taxes	178,204	117,885
Other	112,062	1,606,009
TOTAL	5,842,425	7,871,359

TOTAL ASSETS	$46,707,149	$45,904,434

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2017	2016
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$760,007	$364,900
Notes payable and commercial paper	1,578,308	415,011
Accounts payable	1,452,216	1,285,577
Customer deposits	401,330	403,311
Taxes accrued	214,967	181,114
Interest accrued	187,972	187,229
Deferred fuel costs	146,522	102,753
Obligations under capital leases	1,502	2,423
Pension and other postretirement liabilities	71,612	76,942
Other	221,771	180,836
TOTAL	5,036,207	3,200,096

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	4,466,503	7,495,290
Accumulated deferred investment tax credits	219,634	227,147
Obligations under capital leases	22,015	24,582
Regulatory liability for income taxes-net	2,900,204	—
Other regulatory liabilities	1,588,520	1,572,929
Decommissioning and asset retirement cost liabilities	6,185,814	5,992,476
Accumulated provisions	478,273	481,636
Pension and other postretirement liabilities	2,910,654	3,036,010
Long-term debt (includes securitization bonds of $544,921 as of December 31, 2017 and $661,175 as of December 31, 2016)	14,315,259	14,467,655
Other	393,748	1,121,619
TOTAL	33,480,624	34,419,344

Commitments and Contingencies

Subsidiaries’ preferred stock without sinking fund	197,803	203,185

COMMON EQUITY
Common stock, $.01 par value, authorized 500,000,000 shares; issued 254,752,788 shares in 2017 and in 2016	2,548	2,548
Paid-in capital	5,433,433	5,417,245
Retained earnings	7,977,702	8,195,571
Accumulated other comprehensive loss	(23,531)	(34,971)
Less - treasury stock, at cost (74,235,135 shares in 2017 and 75,623,363 shares in 2016)	5,397,637	5,498,584
TOTAL	7,992,515	8,081,809

TOTAL LIABILITIES AND EQUITY	$46,707,149	$45,904,434

See Notes to Financial Statements.

ENTERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2017, 2016, and 2015

		Common Shareholders’ Equity
	Subsidiaries’ Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2014	$94,000	$2,548	($5,497,526)	$5,375,353	$10,169,657	($42,307)	$10,101,725

Consolidated net income (loss) (a)	19,828	—	—	—	(176,562)	—	(156,734)
Other comprehensive income	—	—	—	—	—	51,258	51,258
Common stock repurchases	—	—	(99,807)	—	—	—	(99,807)
Preferred stock repurchases / redemptions	(94,000)	—	—	—	(285)	—	(94,285)
Common stock issuances related to stock plans	—	—	44,954	28,405	—	—	73,359
Common stock dividends declared	—	—	—	—	(598,897)	—	(598,897)
Preferred dividend requirements of subsidiaries (a)	(19,828)	—	—	—	—	—	(19,828)

Balance at December 31, 2015	$—	$2,548	($5,552,379)	$5,403,758	$9,393,913	$8,951	$9,256,791

Consolidated net income (loss) (a)	19,115	—	—	—	(583,618)	—	(564,503)
Other comprehensive loss	—	—	—	—	—	(43,922)	(43,922)
Common stock issuances related to stock plans	—	—	53,795	13,487	—	—	67,282
Common stock dividends declared	—	—	—	—	(611,835)	—	(611,835)
Subsidiaries' capital stock redemptions	—	—	—	—	(2,889)	—	(2,889)
Preferred dividend requirements of subsidiaries (a)	(19,115)	—	—	—	—	—	(19,115)

Balance at December 31, 2016	$—	$2,548	($5,498,584)	$5,417,245	$8,195,571	($34,971)	$8,081,809

Consolidated net income (a)	13,741	—	—	—	411,612	—	425,353
Other comprehensive income	—	—	—	—	—	11,440	11,440
Common stock issuances related to stock plans	—	—	100,947	16,188	—	—	117,135
Common stock dividends declared	—	—	—	—	(628,885)	—	(628,885)
Subsidiaries' capital stock redemptions	—	—	—	—	(596)	—	(596)
Preferred dividend requirements of subsidiaries (a)	(13,741)	—	—	—	—	—	(13,741)

Balance at December 31, 2017	$—	$2,548	($5,397,637)	$5,433,433	$7,977,702	($23,531)	$7,992,515

See Notes to Financial Statements.
(a) Consolidated net income and preferred dividend requirements of subsidiaries include $13.7 million for 2017, $19.1 million for 2016, and $14.9 million for 2015 of preferred dividends on subsidiaries’ preferred stock without sinking fund that is not presented as equity.

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

Use of Estimates in the Preparation of Financial Statements

In conformity with generally accepted accounting principles in the United States of America, the preparation of Entergy Corporation’s consolidated financial statements and the separate financial statements of the Registrant Subsidiaries requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used.

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

For sales under rates implemented subject to refund, Entergy reduces revenue by accruing estimated amounts for probable refunds when Entergy believes it is probable that revenues will be refunded to customers based upon the status of the rate proceeding.

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

Accounting for MISO transactions

Entergy is a member of MISO, a regional transmission organization that maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the MISO market, Entergy offers its generation and bids its load into the market on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations on the transmission system, generation, and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire MISO system. Entergy nets purchases and sales within the MISO market on an hourly basis and reports in operating revenues when in a net selling position for an hour period and in operating expenses when in a net purchasing position for an hour period.

Property, Plant, and Equipment

Property, plant, and equipment is stated at original cost less regulatory disallowances and impairments.  Depreciation is computed on the straight-line basis at rates based on the applicable estimated service lives of the various classes of property.  For the Registrant Subsidiaries, the original cost of plant retired or removed, less salvage, is charged to accumulated depreciation.  Normal maintenance, repairs, and minor replacement costs are charged to operating expenses.  Substantially all of the Registrant Subsidiaries’ plant is subject to mortgage liens.

Electric plant includes the portions of Grand Gulf and Waterford 3 that were sold and leased back in prior periods.  For financial reporting purposes, these sale and leaseback arrangements are reflected as financing transactions. In March 2016, Entergy Louisiana completed the first step in a two-step transaction to purchase the undivided interests in Waterford 3 that were previously being leased by acquiring a beneficial interest in the Waterford 3 leased assets. In February 2017 the leases were terminated and the leased assets transferred to Entergy Louisiana. See Note 10 to the financial statements for further discussion of Entergy Louisiana’s purchase of the Waterford 3 leased assets.

Net property, plant, and equipment for Entergy (including property under capital lease and associated accumulated amortization) by business segment and functional category, as of December 31, 2017 and 2016, is shown below:

2017	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$6,946	$6,694	$252	$—
Other	4,215	4,118	97	—
Transmission	5,844	5,842	2	—
Distribution	8,000	8,000	—	—
Other	1,755	1,748	3	4
Construction work in progress	1,981	1,951	30	—
Nuclear fuel	923	822	101	—
Property, plant, and equipment - net	$29,664	$29,175	$485	$4

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy	Utility	Entergy Wholesale Commodities	Parent & Other
	(In Millions)
Production
Nuclear	$6,948	$6,524	$424	$—
Other	4,047	4,000	47	—
Transmission	5,226	5,223	3	—
Distribution	7,648	7,648	—	—
Other	1,636	1,521	111	4
Construction work in progress	1,378	1,334	44	—
Nuclear fuel	1,038	817	221	—
Property, plant, and equipment - net	$27,921	$27,067	$850	$4

Depreciation rates on average depreciable property for Entergy approximated 3.0% in 2017, 2.8% in 2016, and 2.9% in 2015.  Included in these rates are the depreciation rates on average depreciable Utility property of 2.6% in 2017, 2.6% in 2016, and 2.7% 2015, and the depreciation rates on average depreciable Entergy Wholesale Commodities property of 22.3% in 2017, 5.2% in 2016, and 5.4% in 2015. The higher depreciation rate in 2017 for Entergy Wholesale Commodities reflects the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

Entergy amortizes nuclear fuel using a units-of-production method.  Nuclear fuel amortization is included in fuel expense in the income statements. Because the value of their long-lived assets are impaired, and their remaining estimated operating lives significantly reduced, the Entergy Wholesale Commodities nuclear plants, except for Palisades, charge nuclear fuel costs directly to expense when incurred because their undiscounted cash flows are insufficient to recover the carrying amount of these capital additions.

“Non-utility property - at cost (less accumulated depreciation)” for Entergy is reported net of accumulated depreciation of $167 million and $169 million as of December 31, 2017 and 2016, respectively.

Construction expenditures included in accounts payable is $368 million and $253 million at December 31, 2017 and 2016, respectively.

Net property, plant, and equipment for the Registrant Subsidiaries (including property under capital lease and associated accumulated amortization) by company and functional category, as of December 31, 2017 and 2016, is shown below:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,368	$3,664	$—	$—	$—	$1,660
Other	806	2,016	560	207	531	—
Transmission	1,650	2,148	900	81	1,021	42
Distribution	2,226	2,748	1,316	440	1,270	—
Other	247	592	203	204	168	39
Construction work in progress	281	1,281	149	47	102	70
Nuclear fuel	277	337	—	—	—	208
Property, plant, and equipment - net	$6,855	$12,786	$3,128	$979	$3,092	$2,019

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
Production
Nuclear	$1,201	$3,540	$—	$—	$—	$1,783
Other	801	1,966	537	213	483	—
Transmission	1,491	1,925	740	79	943	45
Distribution	2,144	2,632	1,242	414	1,216	—
Other	216	517	201	188	106	25
Construction work in progress	304	670	118	25	111	44
Nuclear fuel	307	250	—	—	—	260
Property, plant, and equipment - net	$6,464	$11,500	$2,838	$919	$2,859	$2,157

Depreciation rates on average depreciable property for the Registrant Subsidiaries are shown below:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
2017	2.5%	2.3%	3.1%	3.5%	2.6%	2.8%
2016	2.5%	2.3%	3.1%	3.4%	2.5%	2.8%
2015	2.6%	2.3%	3.2%	3.0%	2.6%	2.8%

Non-utility property - at cost (less accumulated depreciation) for Entergy Louisiana is reported net of accumulated depreciation of $152.3 million and $154.4 million as of December 31, 2017 and 2016, respectively. Non-utility property - at cost (less accumulated depreciation) for Entergy Mississippi is reported net of accumulated depreciation of $0.5 million and $0.5 million as of December 31, 2017 and 2016, respectively.  Non-utility property - at cost (less accumulated depreciation) for Entergy Texas is reported net of accumulated depreciation of $4.9 million and $4.9 million as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, construction expenditures included in accounts payable are $58.8 million for Entergy Arkansas, $160.4 million for Entergy Louisiana, $17.1 million for Entergy Mississippi, $2.5 million for Entergy New Orleans, $32.8 million for Entergy Texas, and $33.9 million for System Energy.  As of December 31, 2016, construction expenditures included in accounts payable are $40.9 million for Entergy Arkansas, $114.8 million for Entergy Louisiana, $11.5 million for Entergy Mississippi, $2.3 million for Entergy New Orleans, $9.3 million for Entergy Texas, and $6.2 million for System Energy.

Jointly-Owned Generating Stations

Certain Entergy subsidiaries jointly own electric generating facilities with affiliates or third parties. All parties are required to provide their own financing.  The investments, fuel expenses, and other operation and maintenance expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests.  As of December 31, 2017, the subsidiaries’ investment and accumulated depreciation in each of these generating stations were as follows:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Generating Stations		Fuel Type	Total Megawatt Capability (a)	Ownership	Investment	Accumulated Depreciation
					(In Millions)
Utility business:
Entergy Arkansas -
Independence	Unit 1	Coal	836	31.50%	$140	$103
Independence	Common Facilities	Coal		15.75%	$34	$27
White Bluff	Units 1 and 2	Coal	1,636	57.00%	$531	$364
Ouachita (b)	Common Facilities	Gas		66.67%	$172	$150
Union (c)	Units 1 and 2 Common Facilities	Gas		50.00%	$1	$—
Union (c)	Common Facilities	Gas		25.00%	$28	$3
Entergy Louisiana -
Roy S. Nelson	Unit 6	Coal	550	40.25%	$280	$194
Roy S. Nelson	Unit 6 Common Facilities	Coal		25.79%	$15	$6
Big Cajun 2	Unit 3	Coal	574	24.15%	$150	$117
Big Cajun 2	Unit 3 Common Facilities	Coal		8.05%	$5	$2
Ouachita (b)	Common Facilities	Gas		33.33%	$90	$75
Acadia	Common Facilities	Gas		50.00%	$20	$—
Union (c)	Common Facilities	Gas		50.00%	$55	$3
Entergy Mississippi -
Independence	Units 1 and 2 and Common Facilities	Coal	1,678	25.00%	$266	$156
Entergy New Orleans -
Union (c)	Units 1 and 2 Common Facilities	Gas		50.00%	$1	$—
Union (c)	Common Facilities	Gas		25.00%	$28	$3
Entergy Texas -
Roy S. Nelson	Unit 6	Coal	550	29.75%	$200	$114
Roy S. Nelson	Unit 6 Common Facilities	Coal		14.16%	$6	$3
Big Cajun 2	Unit 3	Coal	574	17.85%	$113	$76
Big Cajun 2	Unit 3 Common Facilities	Coal		5.95%	$3	$1
System Energy -
Grand Gulf (d)	Unit 1	Nuclear	1,414	90.00%	$4,916	$3,175
Entergy Wholesale Commodities:
Independence	Unit 2	Coal	842	14.37%	$73	$50
Independence	Common Facilities	Coal		7.18%	$17	$12
Roy S. Nelson	Unit 6	Coal	550	10.90%	$113	$62
Roy S. Nelson	Unit 6 Common Facilities	Coal		5.19%	$2	$1

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

(c)
Union Unit 1 is owned 100% by Entergy New Orleans, Union Unit 2 is owned 100% by Entergy Arkansas, Union Units 3 and 4 are owned 100% by Entergy Louisiana.  The investment and accumulated depreciation numbers above are only for the specified common facilities and not for the generating units.

(d)	Includes a leasehold interest held by System Energy. System Energy’s Grand Gulf lease obligations are discussed in Note 10 to the financial statements.

Nuclear Refueling Outage Costs

Nuclear refueling outage costs are deferred during the outage and amortized over the estimated period to the next outage because these refueling outage expenses are incurred to prepare the units to operate for the next operating cycle without having to be taken off line. Because the value of their long-lived assets are impaired, and their remaining estimated operating lives significantly reduced, the Entergy Wholesale Commodities nuclear plants, except for Palisades, charge nuclear refueling outage costs directly to expense when incurred because their undiscounted cash flows are insufficient to recover the carrying amount of these costs.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction by the Registrant Subsidiaries.  AFUDC increases both the plant balance and earnings and is realized in cash through depreciation provisions included in the rates charged to customers.

Income Taxes

Entergy Corporation and the majority of its subsidiaries file a United States consolidated federal income tax return.  Entergy Louisiana, LLC and Entergy New Orleans, LLC are not members of the Entergy Corporation consolidated federal income tax filing group but, rather, are included in the Entergy Utility Holding Company, LLC consolidated federal income tax filing group.  Each tax-paying entity records income taxes as if it were a separate taxpayer and consolidating adjustments are allocated to the tax filing entities in accordance with Entergy’s intercompany income tax allocation agreements.  Deferred income taxes are recorded for temporary differences between the book and tax basis of assets and liabilities, and for certain losses and credits available for carryforward.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates in the period in which the tax or rate was enacted. See the “Other Tax Matters - Tax Cuts and Jobs Act” section in Note 3 to the financial statements for discussion of the effects of the enactment of the Tax Cuts and Jobs Act, in December 2017.

The benefits of investment tax credits are deferred and amortized over the average useful life of the related property, as a reduction of income tax expense, for such credits associated with rate-regulated operations in accordance with ratemaking treatment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Earnings (Loss) per Share

The following table presents Entergy’s basic and diluted earnings per share calculation included on the consolidated statements of operations:

	For the Years Ended December 31,
	2017		2016		2015
	(In Millions, Except Per Share Data)
		$/share		$/share		$/share
Net income (loss) attributable to Entergy Corporation	$411.6		($583.6)		($176.6)
Basic earnings (loss) per average common share	179.7	$2.29	178.9	($3.26)	179.2	($0.99)
Average dilutive effect of:
Stock options	0.2	—	—	—	—	—
Other equity plans	0.6	(0.01)	—	—	—	—
Diluted earnings (loss) per average common shares	180.5	$2.28	178.9	($3.26)	179.2	($0.99)

The calculation of diluted earnings (loss) per share excluded 2,927,512 options outstanding at December 31, 2017, 7,137,210 options outstanding at December 31, 2016, and 7,399,820 options outstanding at December 31, 2015 because they were antidilutive.

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

Effective January 1, 2017, Entergy adopted ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU permits the election of an accounting policy change to the method of recognizing forfeitures of stock-based compensation. Previously, Entergy recorded an estimate of the number of forfeitures expected to occur each period. Entergy elected to change this policy to account for forfeitures when they occur. This accounting change was applied retrospectively, but did not result in an adjustment to retained earnings as of January 1, 2017. As a result of adoption of the ASU, Entergy now prospectively recognizes all income tax effects related to share-based payments through the income statement. In the first quarter 2017, stock option expirations, along with other stock compensation activity, resulted in the write-off of $11.5 million of deferred tax assets.

Accounting for the Effects of Regulation

Entergy’s Utility operating companies and System Energy are rate-regulated enterprises whose rates meet three criteria specified in accounting standards.  The Utility operating companies and System Energy have rates that (i) are approved by a body (its regulator) empowered to set rates that bind customers; (ii) are cost-based; and (iii) can be charged to and collected from customers.  These criteria may also be applied to separable portions of a utility’s business, such as the generation or transmission functions, or to specific classes of customers.  Because the Utility operating companies and System Energy meet these criteria, each of them capitalizes costs, which would otherwise be charged to expense, if the rate actions of its regulator make it probable that those costs will be recovered in future revenue.  Such capitalized costs are reflected as regulatory assets in the accompanying financial statements.  When an enterprise

Entergy Corporation and Subsidiaries
Notes to Financial Statements

concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity’s balance sheet.

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

Regulatory Asset or Liability for Income Taxes

Accounting standards for income taxes provide that a regulatory asset or liability be recorded if it is probable that the currently determinable future increase or decrease in regulatory income tax expense will be recovered from or returned to customers through future rates. There are two main sources of Entergy’s regulatory asset or liability for income taxes. There is a regulatory asset related to the ratemaking treatment of the tax effects of book depreciation for the equity component of AFUDC that has been capitalized to property, plant, and equipment but for which there is no corresponding tax basis. Equity-AFUDC is a component of property, plant, and equipment that is included in rate base when the plant is placed in service. There is a regulatory liability related to the adjustment of Entergy’s net deferred income taxes that was required by the enactment in December 2017 of a change in the federal corporate income tax rate, which is discussed in Note 3 to the financial statements.

Cash and Cash Equivalents

Entergy considers all unrestricted highly liquid debt instruments with an original maturity of three months or less at date of purchase to be cash equivalents.

Securitization Recovery Trust Accounts

The funds that Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas hold in their securitization recovery trust accounts are not classified as cash and cash equivalents or restricted cash and cash equivalents because of their nature, uses, and restrictions. These funds are classified as part of other current assets and other investments, depending on the timeframe within which the Registrant Subsidiary expects to use the funds.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects Entergy’s best estimate of losses on the accounts receivable balances.  The allowance is based on accounts receivable agings, historical experience, and other currently available evidence.  Utility operating company customer accounts receivable are written off consistent with approved regulatory requirements.

Investments

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment

Entergy Corporation and Subsidiaries
Notes to Financial Statements

for decommissioning trust funds, for unrealized gains/(losses) on investment securities the Registrant Subsidiaries record an offsetting amount in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the excess trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Effective January 1, 2018 with the adoption of ASU 2016-01, unrealized gains and losses on investments in equity securities held by the nuclear decommissioning trust funds will be recorded in earnings as they occur rather than in other comprehensive income. In accordance with the regulatory treatment of the decommissioning trust funds of the Registrant Subsidiaries, an offsetting amount of unrealized gains/losses will continue to be recorded in other regulatory liabilities/assets. Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  See Note 16 to the financial statements for details on the decommissioning trust funds.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy has determined that contracts to purchase uranium do not meet the definition of a derivative under the accounting standards for derivative instruments because they do not provide for net settlement and the uranium markets are not sufficiently liquid to conclude that forward contracts are readily convertible to cash.  If the uranium markets do become sufficiently liquid in the future and Entergy begins to account for uranium purchase contracts as derivative instruments, the fair value of these contracts would be accounted for consistent with Entergy’s other derivative instruments. See Note 15 to the financial statements for further details on Entergy’s derivative instruments and hedging activities.

Fair Values

The estimated fair values of Entergy’s financial instruments and derivatives are determined using historical prices, bid prices, market quotes, and financial modeling.  Considerable judgment is required in developing the estimates of fair value.  Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange.  Gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not affect net income.  Entergy considers the carrying amounts of most financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.  See Note 15 to the financial statements for further discussion of fair value.

Impairment of Long-lived Assets

Entergy periodically reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain.  Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from such operations and assets.  Projected net cash flows depend on the expected operating life of the assets, the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy and capacity over the remaining life of the assets. Because the values of their long-lived assets are impaired, and their remaining estimated operating lives significantly reduced, the Entergy Wholesale Commodities nuclear plants, except for Palisades, are charging additional expenditures for capital assets directly to expense when incurred because their undiscounted cash flows are insufficient to recover the carrying amount of these capital additions.  See Note 14 to the financial statements for further discussions of the impairments of the Entergy Wholesale Commodities nuclear plants.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Presentation of Preferred Stock without Sinking Fund

Accounting standards regarding non-controlling interests and the classification and measurement of redeemable securities require the classification of preferred securities between liabilities and shareholders’ equity on the balance sheet if the holders of those securities have protective rights that allow them to gain control of the board of directors in certain circumstances.  These rights would have the effect of giving the holders the ability to potentially redeem their securities, even if the likelihood of occurrence of these circumstances is considered remote.  The Entergy Arkansas, Entergy Mississippi, and, prior to December 1, 2017, Entergy New Orleans articles of incorporation provide, generally, that the holders of each company’s preferred securities may elect a majority of the respective company’s board of directors if dividends are not paid for a year, until such time as the dividends in arrears are paid.  Therefore, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans present their preferred securities outstanding between liabilities and shareholders’ equity on the balance sheet.  In November 2017, Entergy New Orleans redeemed its outstanding preferred securities as part of a multi-step process to undertake an internal restructuring. See Note 2 to the financial statements for a discussion of Entergy New Orleans’s internal restructuring.

The outstanding preferred securities of Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans, and Entergy Utility Holding Company (a Utility subsidiary) and Entergy Finance Holding (an Entergy Wholesale Commodities subsidiary), whose preferred holders also have protective rights, are similarly presented between liabilities and equity on Entergy’s consolidated balance sheets.  The preferred dividends or distributions paid by all subsidiaries are reflected for all periods presented outside of consolidated net income.

New Accounting Pronouncements

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU’s core principle is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU details a five-step model that should be followed to achieve the core principle. With FASB issuance of ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2014-09 is effective for Entergy for the first quarter 2018. Entergy has selected the modified retrospective transition method. Entergy’s evaluation of ASU 2014-09 has not identified any effects that it expects will affect materially its results of operations, financial position, or cash flows, other than changes in required financial statement disclosures. The adoption of the ASU did not result in an adjustment to retained earnings as of January 1, 2018.

In January 2016 the FASB issued ASU No. 2016-01 “Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU requires investments in equity securities, excluding those accounted for under the equity method or resulting in consolidation of the investee, to be measured at fair value with changes recognized in net income. The ASU requires a qualitative assessment to identify impairments of investments in equity securities that do not have a readily determinable fair value. ASU 2016-01 is effective for Entergy for the first quarter 2018. Entergy expects that ASU 2016-01 will affect its results of operations by requiring unrealized gains and losses on investments in equity securities held by the nuclear decommissioning trust funds to be recorded in earnings rather than in other comprehensive income. In accordance with the regulatory treatment of the decommissioning trust funds of Entergy Arkansas, Entergy Louisiana, and System Energy, an offsetting amount of unrealized gains/losses will continue to be recorded in other regulatory liabilities/assets. Entergy recorded an adjustment to retained earnings of $633 million as of January 1, 2018 for the cumulative effect of the unrealized gains and losses

Entergy Corporation and Subsidiaries
Notes to Financial Statements

on investments in equity securities held by the decommissioning trust funds that do not meet the criteria for regulatory accounting treatment.

In February 2016 the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The ASU’s core principle is that “a lessee should recognize the assets and liabilities that arise from leases.” The ASU considers that “all leases create an asset and a liability,” and accordingly requires recording the assets and liabilities related to all leases with a term greater than 12 months.  In January 2018 the FASB issued ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842,” providing entities the option to elect not to evaluate existing land easements that are not currently accounted for under the previous lease standard. ASU 2016-02 is effective for Entergy for the first quarter 2019, and Entergy does not expect to early adopt the standard.  Entergy expects that ASU 2016-02 will affect its financial position by increasing the assets and liabilities recorded relating to its operating leases.  Entergy is evaluating ASU 2016-02 for other effects on its results of operations, financial position, cash flows, and financial statement disclosures, as well as the potential to elect various practical expedients permitted by the standards.

In June 2016 the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires entities to record a valuation allowance on financial instruments recorded at amortized cost or classified as available-for-sale debt securities for the total credit losses expected over the life of the instrument. Increases and decreases in the valuation allowance will be recognized immediately in earnings. ASU 2016-13 is effective for Entergy for the first quarter 2020. Entergy is evaluating ASU 2016-13 for the expected effects on its results of operations, financial position, and cash flows.

In October 2016 the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The ASU requires entities to recognize the income tax consequences of intra-entity asset transfers, other than inventory, at the time the transfer occurs. ASU 2016-16 is effective for Entergy for the first quarter 2018 and will affect its statement of financial position by requiring recognition of deferred tax assets or liabilities arising from intra-entity asset transfers. Entergy recorded an adjustment to retained earnings of $56 million as of January 1, 2018 for the cumulative-effect of the recognition of the deferred tax assets arising from intra-entity asset transfers.

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

In August 2017 the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  The ASU makes a number of amendments to hedge accounting, most significantly changing the recognition and presentation of highly effective hedges.  Upon adoption of the standard there will no longer be separate recognition or presentation of the ineffective portion of highly effective hedges.  In addition, the ASU allows entities to designate a contractually-specified component as the hedged risk, simplifies the process for assessing the effectiveness of hedges, and adds additional disclosure requirements for hedges.  ASU 2017-12 is effective for Entergy for the first quarter 2019. Entergy does not expect to early adopt the standard.  Entergy expects that ASU 2017-12 will affect its net income by eliminating volatility in earnings related to the ineffective portion of designated hedges on nuclear power sales.  Entergy is evaluating ASU 2017-12 for other effects on its results of operations, financial position, or cash flows.

In February 2018 the FASB issued ASU No. 2018-02, “Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The ASU

Entergy Corporation and Subsidiaries
Notes to Financial Statements

allows reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the Tax Cuts and Jobs Act that would otherwise be stranded in accumulated other comprehensive income .  ASU 2018-02 is effective for Entergy for the first quarter 2019, but may be early adopted. Entergy plans to adopt the ASU in the first quarter 2018.  Entergy expects that upon the adoption of ASU 2018-02 it will record to the statement of financial position a net reclassification reducing retained earnings and increasing accumulated other comprehensive income by approximately $15 million.  Entergy does not expect that ASU 2018-02 will have any other material effect on its results of operations, financial position, or cash flows.

NOTE 2.  RATE AND REGULATORY MATTERS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Regulatory Assets and Regulatory Liabilities

Regulatory assets represent probable future revenues associated with costs that Entergy expects to recover from customers through the regulatory ratemaking process under which the Utility business operates. Regulatory liabilities represent probable future reductions in revenues associated with amounts that Entergy expects to benefit customers through the regulatory ratemaking process under which the Utility business operates. In addition to the regulatory assets and liabilities that are specifically disclosed on the face of the balance sheets, the tables below provide detail of “Other regulatory assets” and “Other regulatory liabilities” that are included on Entergy’s and the Registrant Subsidiaries’ balance sheets as of December 31, 2017 and 2016:

Other Regulatory Assets

Entergy

	2017	2016
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$2,642.3	$2,635.5
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	746.0	677.2
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 2 – Storm Cost Recovery Filings with Retail Regulators) (Note 5)	558.9	637.0
Removal costs - recovered through depreciation rates (Note 9) (a)	436.5	353.9
Opportunity Sales - recovery will be determined after final order in proceeding (Note 2 - Entergy Arkansas Opportunity Sales Proceeding)	109.8	—
Retail rate deferrals - recovered through rate riders as rates are redetermined by retail regulators	86.4	22.1
Unamortized loss on reacquired debt - recovered over term of debt	82.9	91.4
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	73.7	100.0
Transition to competition costs - recovered over a 15-year period through February 2021	37.7	47.9
New nuclear generation development costs (Note 2 - New Nuclear Generation Development Costs) (b)	36.4	43.7
Other	125.1	161.2
Entergy Total	$4,935.7	$4,769.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

	2017	2016
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$757.0	$786.6
Asset retirement obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	345.2	322.9
Removal costs - recovered through depreciation rates (Note 9) (a)	176.9	128.5
Opportunity sales - recovery will be determined after final order in proceeding (Note 2 - Entergy Arkansas Opportunity Sales Proceeding)	109.8	—
Storm damage costs - recovered either through securitization or retail rates (Note 5 - Entergy Arkansas Securitization Bonds)	76.2	88.9
Retail rate deferrals - recovered through rate riders as rates are redetermined annually	28.2	10.1
Unamortized loss on reacquired debt - recovered over term of debt	24.3	27.6
ANO Fukushima and Flood Barrier costs - recovered through retail rates through February 2026 (Note 2 - Retail Rate Proceedings) (b)	14.4	16.1
Lake Catherine 4 reliability and sustainability cost deferral - recovery through retail rates (b)	8.9	9.8
Incremental ice storm costs - recovered through 2032	7.4	7.9
MISO costs - recovery through retail rates through 2018 (Note 2 - Retail Rate Proceedings) (b)	5.5	11.1
Human capital management costs - recovery through retail rates through August 2019 (Note 2 - Retail Rate Proceedings) (b)	4.4	7.0
Other	9.2	11.5
Entergy Arkansas Total	$1,567.4	$1,428.0

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2017	2016
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Non-Qualified Pension Plans) (a)	$724.6	$715.7
Asset Retirement Obligation - recovery dependent upon timing of decommissioning of nuclear units or dismantlement of non-nuclear power plants (Note 9) (a)	218.6	199.4
Little Gypsy costs – recovered through securitization (Note 5 – Entergy Louisiana Securitization Bonds - Little Gypsy)	71.4	97.8
New nuclear generation development costs - recovery through formula rate plan beginning December 2014 through November 2022 (Note 2 - New Nuclear Generation Development Costs) (b)	35.8	43.1
Unamortized loss on reacquired debt - recovered over term of debt	24.7	27.0
Storm damage costs - recovered through retail rates (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	14.3	—
Business combination external costs deferral - recovery through formula rate plan beginning December 2015 through November 2025 (b)	14.1	15.2
River Bend AFUDC - recovered through August 2025 (Note 1 – River Bend AFUDC)	12.9	14.8
Other	29.4	55.1
Entergy Louisiana Total	$1,145.8	$1,168.1

Entergy Mississippi

	2017	2016
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$218.7	$217.2
Removal costs - recovered through depreciation rates (Note 9) (a)	91.6	82.0
Retail rate deferrals - recovered through rate riders as rates are redetermined annually	49.4	9.3
Unamortized loss on reacquired debt - recovered over term of debt	17.6	18.9
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (a)	7.6	7.2
Other	13.0	7.6
Entergy Mississippi Total	$397.9	$342.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy New Orleans

	2017	2016
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	$102.8	$108.8
Storm damage costs, including hurricane costs - recovered through retail rates and securitization (Note 2 - Storm Cost Recovery Filings with Retail Regulators)	82.3	93.6
Removal costs - recovered through depreciation rates (Note 9) (a)	44.8	40.1
Retail rate deferrals - recovered through rate riders as rates are redetermined monthly or annually	4.4	4.3
Asset retirement obligation - recovery dependent upon timing of dismantlement of non-nuclear power plants (Note 9) (a)	4.3	4.2
Unamortized loss on reacquired debt - recovered over term of debt	3.0	3.4
Rate case costs - recovered over a 6-year period through September 2021 (Note 2 - Retail Rate Proceedings)	2.6	3.0
Michoud plant maintenance – recovered over a 7-year period through September 2018	1.4	3.3
Other	5.8	7.4
Entergy New Orleans Total	$251.4	$268.1

Entergy Texas

	2017	2016
	(In Millions)
Storm damage costs, including hurricane costs - recovered through securitization and retail rates (Note 5 - Entergy Texas Securitization Bonds)	$386.1	$442.4
Pension & postretirement costs (Note 11 – Qualified Pension Plans, Other Postretirement Benefits, and Non-Qualified Pension Plans) (a)	169.2	201.7
Transition to competition costs - recovered over a 15-year period through February 2021	37.7	47.9
Removal costs - recovered through depreciation rates (Note 9) (a)	55.2	33.5
Unamortized loss on reacquired debt - recovered over term of debt	8.7	9.0
Other	4.5	5.7
Entergy Texas Total	$661.4	$740.2

System Energy

	2017	2016
	(In Millions)
Pension & postretirement costs (Note 11 – Qualified Pension Plans and Other Postretirement Benefits) (a)	$202.7	$193.5
Asset retirement obligation - recovery dependent upon timing of decommissioning (Note 9) (a)	169.1	142.5
Removal costs - recovered through depreciation rates (Note 9) (a)	67.9	69.7
Unamortized loss on reacquired debt - recovered over term of debt	4.6	5.5
System Energy Total	$444.3	$411.2

(a)	Does not earn a return on investment, but is offset by related liabilities.

(b)	Does not earn a return on investment.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Regulatory Liabilities

Entergy

	2017	2016
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$989.3	$735.5
Vidalia purchased power agreement (Note 8) (b)	151.6	202.4
Louisiana Act 55 financing savings obligation (Note 2 - Storm Cost Recovery Filings with Retail Regulators) (b)	124.8	165.5
Grand Gulf sale-leaseback - (Note 10 - Sale and Leaseback Transactions)	67.9	67.9
Business combination guaranteed customer benefits - returned to customers through retail rates and fuel rates beginning December 2015 through November 2024 (Note 2 - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination)	65.8	83.5
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Asset retirement obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	36.7	32.7
Removal costs - returned to customers through depreciation rates (Note 9) (a)	32.4	53.9
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the Unit Power Sales Agreement	32.1	39.3
Waterford 3 replacement steam generator provision (Note 2 - Retail Rate Proceedings)	—	68.0
Other	43.5	79.8
Entergy Total	$1,588.5	$1,572.9

Entergy Arkansas

	2017	2016
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$354.0	$280.8
Other	9.6	25.1
Entergy Arkansas Total	$363.6	$305.9

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

	2017	2016
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 16) (a)	$323.7	$235.4
Vidalia purchased power agreement (Note 8) (b)	151.6	202.4
Louisiana Act 55 financing savings obligation (Note 2 - Storm Cost Recovery Filings with Retail Regulators) (b)	124.8	165.5
Business combination guaranteed customer benefits - returned to customers through retail rates and fuel rates beginning December 2015 through November 2024 (Note 2 - Entergy Louisiana and Entergy Gulf States Louisiana Business Combination)	65.8	83.5
Gas hedging costs - refunded through fuel rates (Note 15 - Derivatives)	—	10.9
Asset Retirement Obligation - return to customers dependent upon timing of decommissioning (Note 9) (a)	36.7	32.7
Removal costs - returned to customers through depreciation rates (Note 9) (a)	32.4	53.9
Waterford 3 replacement steam generator provision (Note 2 - Retail Rate Proceedings)	—	68.0
Other	26.1	28.7
Entergy Louisiana Total	$761.1	$881.0

Entergy Texas

	2017	2016
	(In Millions)
Transition to competition costs - returned to customers through rate riders when rates are redetermined periodically	$4.8	$6.2
Other	2.1	2.3
Entergy Texas Total	$6.9	$8.5

System Energy

	2017	2016
	(In Millions)
Unrealized gains on nuclear decommissioning trust funds (Note 17) (a)	$311.6	$219.3
Grand Gulf sale-leaseback - (Note 10 - Sale and Leaseback Transactions)	67.9	67.9
Entergy Arkansas’s accumulated accelerated Grand Gulf amortization - will be returned to customers when approved by the APSC and the FERC	44.4	44.4
Entergy Mississippi’s accumulated accelerated Grand Gulf amortization - amortized and credited through the Unit Power Sales Agreement	32.1	39.3
System Energy Total	$456.0	$370.9

(a)	Offset by related asset.

(b)
As a result of the enactment of the Tax Cuts and Jobs Act, in December 2017, and the lowering of the federal corporate income tax rate from 35% to 21% effective January 2018, the Vidalia purchased power agreement regulatory liability was reduced by $30.5 million and the Louisiana Act 55 financing savings obligation regulatory liabilities were reduced by $25.0 million, with corresponding increases to Other regulatory credits on the income statement. The effects of the Tax Cuts and Jobs Act are discussed further in Note 3 to the financial statements.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Regulatory activity regarding the Tax Cuts and Jobs Act

See the “Other Tax Matters - Tax Cuts and Jobs Act” section in Note 3 to the financial statements for discussion of the effects of the enactment of the Tax Cuts and Jobs Act, in December 2017, including its effects on Entergy’s and the Registrant Subsidiaries’ regulatory asset/liability for income taxes.

After enactment of the Tax Cuts and Jobs Act the APSC issued an order that applies to investor-owned utilities in Arkansas, including Entergy Arkansas. The order requests information regarding certain effects of the Tax Cuts and Jobs Act and requires the utilities to begin, effective January 1, 2018, to record regulatory liabilities to record the effects of the Act, subject to review by the APSC, although the order acknowledges that the exact amount of tax savings and rate reductions cannot be determined at this time. Entergy Arkansas requested clarification or, in the alternative, rehearing regarding the requirement to record a regulatory liability, and also responded to the request for information. In its request for clarification Entergy Arkansas sought clarification that the amount of any regulatory liability would be determined only after the utilities are heard and present evidence on the issue, as this otherwise would be arbitrary and could implicate single-issue and retroactive ratemaking. The APSC has not responded to the request for clarification. In its response to the APSC’s request for information Entergy Arkansas states that its formula rate plan rider already provides the means for customers to realize the benefits of the Act, except for the return of unprotected excess accumulated deferred income taxes. Entergy Arkansas’s next formula rate plan filing is scheduled for July 2018. Entergy Arkansas intends to return unprotected excess accumulated deferred income taxes as expeditiously as possible, subject to a subsequent request to be made by Entergy Arkansas and approval by the APSC.

After enactment of the Tax Cuts and Jobs Act the LPSC passed an agenda item requiring utilities, including Entergy Louisiana, to file reports regarding certain effects of the Act. Entergy Louisiana responded to the directive and stated in its response that it is working with the LPSC staff and other interested parties to extend its formula rate plan such that its next base rate change will occur effective September 2018, or it would file a base rate case. Entergy Louisiana went on to state that if the formula rate plan is extended Entergy Louisiana’s next adjustment of rates will reflect the new 21% federal corporate income tax rate. Entergy Louisiana stated that it is working with the LPSC staff and interested parties to determine when the tax rate reduction will be reflected in rates, along with when and how the excess accumulated deferred income taxes will be reflected in rates, and how certain tax sharing agreement customer credits will be adjusted. On February 21, 2018, the LPSC issued a special order requiring that all LPSC-jurisdictional utilities, beginning as of January 1, 2018, record as a regulatory liability (deferred liability) the amount required to reflect the reduction in the federal corporate income tax rate from 35% to 21% and the associated savings in excess accumulated deferred income taxes until such time as its rates are changed by the LPSC to reflect these federal tax savings. In the same special order, the LPSC also initiated a new rulemaking docket to consider these issues and the appropriate manner in which to flow through the benefits to Louisiana customers and to provide an opportunity for discovery and comments of jurisdictional utilities and other interested stakeholders. The rulemaking further requires the LPSC staff to report back to the LPSC as soon as practicable and preferably by the March 21, 2018, LPSC Business and Executive Session with recommendations as to how the federal tax-related benefits will be flowed through to Louisiana customers.

After enactment of the Tax Cuts and Jobs Act the MPSC ordered utilities, including Entergy Mississippi, that operate under a formula rate plan to file a description by February 26, 2018, of how the Act will be reflected in the formula rate plan under which the utility operates. In addition to the description that is due February 26, 2018, Entergy Mississippi’s formula rate plan 2018 test year filing is scheduled to be filed by March 15, 2018.

After enactment of the Tax Cuts and Jobs Act the City Council passed a resolution ordering Entergy New Orleans to, effective January 1, 2018, record deferred regulatory liabilities to account for the Act’s effect on Entergy New Orleans’s revenue requirement and to make a filing by mid-March 2018 regarding the Act’s effects on Entergy New Orleans’s operating income and rate base and potential mechanisms for customers to receive benefits of the Act. The resolution also directed Entergy New Orleans to request that Entergy Services file with the FERC for revisions of the Unit Power Sales Agreement and MSS-4 replacement tariffs to address the return of excess accumulated deferred income taxes. Entergy plans to make such filings with the FERC by the end of March 2018.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

After enactment of the Tax Cuts and Jobs Act the PUCT issued an order requiring most utilities, including Entergy Texas, beginning January 25, 2018, to record a regulatory liability for the difference between revenues collected under existing rates and revenues that would have been collected had existing rates been set using the new federal income tax rates and also for the balance of excess accumulated deferred income taxes. The order also directs the PUCT staff to investigate each investor-owned utility on a case-by-case basis to determine the appropriate mechanism to adjust its rates to reflect the changes under the Act. In both a memorandum issued prior to the open meeting when the order was discussed and during the discussions at the open meeting discussing the order, the PUCT indicated that it would consider utility earnings in determining the treatment of the liability and the effects of the Act. Entergy Texas had previously provided information to the PUCT Staff in the docket and stated that it expects the PUCT to address the lower tax expense as part of Entergy Texas’s rate case expected to be filed in May 2018. Entergy Texas also stated that it would be inappropriate for the PUCT to require a refund of the reduction in income tax expense in 2018 resulting from the Act on a retroactive basis and without a comprehensive review of Entergy Texas’s cost of service and earned return on equity. In a subsequent order issued following the February 2018 open meeting, the PUCT clarified that carrying costs need not be recorded as part of the regulatory liability.

The Registrant Subsidiaries will continue to work with their respective regulators to determine the appropriate path forward in each jurisdiction regarding the effects of the Act.

Fuel and purchased power cost recovery

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas are allowed to recover fuel and purchased power costs through fuel mechanisms included in electric and gas rates that are recorded as fuel cost recovery revenues.  The difference between revenues collected and the current fuel and purchased power costs is generally recorded as “Deferred fuel costs” on the Utility operating companies’ financial statements.  The table below shows the amount of deferred fuel costs as of December 31, 2017 and 2016 that Entergy expects to recover (or return to customers) through fuel mechanisms, subject to subsequent regulatory review.

	2017	2016
	(In Millions)
Entergy Arkansas (a)	$130.4	$163.6
Entergy Louisiana (b)	$96.7	$119.9
Entergy Mississippi	$32.4	$7.0
Entergy New Orleans (b)	($3.7)	$8.9
Entergy Texas	($67.3)	($54.5)

(a)
Includes $67.1 million in 2017 and $66.9 million in 2016 of fuel and purchased power costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.

(b)
Includes $168.1 million in each year for Entergy Louisiana and $4.1 million in each year for Entergy New Orleans of fuel, purchased power, and capacity costs, which do not currently earn a return on investment and whose recovery periods are indeterminate but are expected to be recovered over a period greater than twelve months.

Entergy Arkansas

Production Cost Allocation Rider

The APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, which are discussed in the “System Agreement Cost Equalization Proceedings” section below.  These costs cause an increase in Entergy

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Arkansas’s deferred fuel cost balance because Entergy Arkansas pays the costs over seven months but collects the costs from customers over twelve months.

In May 2014, Entergy Arkansas filed its annual redetermination of the production cost allocation rider to recover the $3 million unrecovered retail balance as of December 31, 2013 and the $67.8 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. In January 2015 the APSC issued an order approving Entergy Arkansas’s request for recovery of the $3 million under-recovered amount based on the true-up of the production cost allocation rider and the $67.8 million May 2014 System Agreement bandwidth remedy payment subject to refund with interest, with recovery of these payments concluding with the last billing cycle in December 2015. The APSC also found that Entergy Arkansas is entitled to carrying charges pursuant to the current terms of the production cost allocation rider. Entergy Arkansas made its compliance filing pursuant to the order in January 2015 and the APSC issued its approval order, also in January 2015. The redetermined rate went into effect with the first billing cycle of February 2015.

In May 2015, Entergy Arkansas filed its annual redetermination of the production cost allocation rider, which included a $38 million payment made by Entergy Arkansas as a result of the FERC’s February 2014 order related to the comprehensive bandwidth recalculation for calendar year 2006, 2007, and 2008 production costs. The redetermined rate for the 2015 production cost allocation rider update was added to the redetermined rate from the 2014 production cost allocation rider update and the combined rate was effective with the first billing cycle of July 2015. This combined rate was effective through December 2015. The collection of the remainder of the redetermined rate for the 2015 production cost allocation rider update continued through June 2016.

In May 2016, Entergy Arkansas filed its annual redetermination pursuant to the production cost allocation rider, which reflected recovery of the production cost allocation rider true-up adjustment of the 2014 and 2015 unrecovered retail balance in the amount of $1.9 million. Additionally, the redetermined rates reflected the recovery of a $1.9 million System Agreement bandwidth remedy payment resulting from a compliance filing pursuant to the FERC’s December 2015 order related to test year 2009 production costs. The rates for the 2016 production cost allocation rider update became effective with the first billing cycle of July 2016, and the rates were effective through June 2017.

In May 2017, Entergy Arkansas filed its annual redetermination pursuant to the production cost allocation rider, which reflected a credit amount of $0.3 million resulting from a compliance filing pursuant to the FERC’s September 2016 order. Additionally, the redetermined rate reflected recovery of the production cost allocation rider true-up adjustment of the 2016 unrecovered retail balance in the amount of $0.3 million. Because of the small effect of the 2017 production cost allocation rider update, Entergy Arkansas proposed to reduce the effective period of the update to one month, July 2017. After the one month collection period, rates were set to zero for all rate classes for the period August 2017 through June 2018.

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

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its redetermination of its energy cost rate that was subsequently filed in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude $65.9 million of deferred fuel and purchased energy costs incurred in 2013 from the redetermination of its 2014 energy cost rate. The $65.9 million is an estimate of the incremental fuel and replacement

Entergy Corporation and Subsidiaries
Notes to Financial Statements

energy costs that Entergy Arkansas incurred as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information is available regarding various claims associated with the ANO stator incident. The APSC approved Entergy Arkansas’s request in February 2014. In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that docket, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a docket for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs previously noted, subject to certain timelines and conditions set forth in the settlement agreement. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements for further discussion of the ANO stator incident.

In March 2017, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01164 per kWh to $0.01547 per kWh. The APSC staff filed testimony in March 2017 recommending that the redetermined rate be implemented with the first billing cycle of April 2017 under the normal operation of the tariff. Accordingly, the redetermined rate went into effect on March 31, 2017 pursuant to the tariff. In July 2017 the Arkansas Attorney General requested additional information to support certain of the costs included in Entergy Arkansas’s 2017 energy cost rate redetermination.

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

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit included a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. In October 2016 the LPSC staff filed testimony affirming the recommendation in its audit report on the lone remaining issue that nuclear dry fuel storage costs should be realigned to base rates. The parties agreed to remove that remaining issue to a separate docket because the same issue was outstanding in the Entergy Gulf States Louisiana audit for the same time period. In November 2016 the LPSC approved the resolution of this audit and the creation of a new docket for the resolution of the proper method of recovery for nuclear dry fuel storage costs. In December 2016 the LPSC opened a new docket in order to resolve the issue regarding the proper methodology for the recovery of nuclear dry fuel storage costs. In October 2017 the LPSC approved the continued recovery of the nuclear dry fuel storage costs through the fuel adjustment clause, resolving the open issue in the audit.

In December 2011 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit included a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  In March 2016 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $8.6 million, plus interest, to customers and realign the recovery of approximately $12.7 million from Entergy Gulf States Louisiana’s fuel adjustment clause to base rates. In September 2016 the LPSC staff filed testimony stating that it was no longer recommending a disallowance of $3.4 million of the $8.6 million discussed above, but otherwise maintained positions from its report. Subsequently, the parties entered into a settlement, which was approved by the LPSC in November 2016. The settlement recognized the dry cask storage recovery method issue, which was addressed in the separate proceeding approved by the LPSC in October 2017, provided for a refund of $5 million, which was made to legacy Entergy Gulf States Louisiana customers in December 2016, and resolved all other issues raised in the audit.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery commenced in July 2015. No report of audit has been issued.

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery commenced in July 2015. No report of audit has been issued.

In June 2016 the LPSC staff provided notice of audits of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. In recognition of the business combination that occurred in 2015, the audit notice was issued to Entergy Louisiana and will also include a review of charges to legacy Entergy Gulf States Louisiana customers prior to the business combination. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2014 through 2015 and charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2012 through 2015. Discovery commenced in March 2017. No report of audit has been issued.

Due to higher fuel costs for the operating month of January 2018 resulting in part from recent cold weather, higher Henry Hub prices, and an increase in total fuel and purchased power costs, Entergy Louisiana plans to cap the average fuel adjustment charge to be billed in March 2018 at $0.03060 per kWh and to defer billing of all fuel costs in excess of the capped amounts by including such costs in the over- or under-recovery account.

Entergy Mississippi

Entergy Mississippi’s rate schedules include an energy cost recovery rider that is adjusted annually to reflect accumulated over- or under-recoveries.  Entergy Mississippi’s fuel cost recoveries are subject to annual audits conducted pursuant to the authority of the MPSC.
Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period. In August 2015, the MPSC approved the interim adjustments effective with September 2015 bills. In November 2015, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included a projected over-recovery balance of $48 million projected through January 31, 2016. In January 2016 the MPSC approved the redetermined annual factor effective February 1, 2016. The MPSC further ordered, however, that due to the significant change in natural gas price forecasts since Entergy Mississippi’s filing in November 2015 Entergy Mississippi should file a revised fuel factor with the MPSC no later than February 1, 2016. Pursuant to that order, Entergy Mississippi submitted a revised fuel factor. Additionally, because Entergy Mississippi’s projected over-recovery balance for the period ending January 31, 2016 was $68 million, in February 2016, Entergy Mississippi filed for another interim adjustment to the energy cost factor effective April 2016 to flow through to customers the projected over-recovery balance over a six-month period. That interim adjustment was approved by the MPSC in February 2016 effective for April 2016 bills.

In November 2016, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an over-recovery of less than $2 million as of September 30, 2016. In January 2017 the MPSC approved the annual factor effective with February 2017 bills. Also in January 2017 the MPSC certified to the Mississippi Legislature the audit reports of its independent auditors for the fuel year ending September 30, 2016. In its order, the MPSC expressly reserved the right to review and determine the recoverability of any and all purchased power expenditures made during fiscal year 2016. The MPSC hired independent auditors to conduct an annual operations audit and a financial audit. The independent auditors

Entergy Corporation and Subsidiaries
Notes to Financial Statements

issued their audit reports in December 2017. The audit reports included several recommendations for action by Entergy Mississippi but did not recommend any cost disallowances. In January 2018 the MPSC certified the audit reports to the Mississippi Legislature. In November 2017 the Public Utilities Staff separately engaged a consultant to review the outage at the Grand Gulf Nuclear Station that began in 2016. The review is currently in progress.

In November 2017, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an under-recovery of approximately $61.5 million as of September 30, 2017. Entergy Mississippi proposed a two-tiered energy cost factor designed to promote overall rate stability throughout 2018 particularly during the summer months. In January 2018 the MPSC approved the proposed energy cost factors effective for February 2018 bills.

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

In September 2016 the Attorney General filed a mandamus petition with the U.S. Fifth Circuit Court of Appeals in which the Attorney General asked the Fifth Circuit to order the chief judge to reassign this case to another judge. In September 2016 the District Court denied the Entergy companies’ motion for judgment on the pleadings. The Entergy companies filed a motion seeking to amend the District Court’s order denying the Entergy companies’ motion for judgment on the pleadings and allowing an interlocutory appeal. In October 2016 the Fifth Circuit granted the Attorney General’s motion for writ of mandamus and directed the chief judge to assign the case to a new judge. The case was reassigned in October 2016. In January 2017 the District Court denied the Entergy companies’ motion to amend the order denying the motion for judgment on the pleadings. In June 2017 the District Court issued a case management order setting a trial date in November 2018. Discovery is currently in progress.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Due to higher fuel costs associated in part with the extended Grand Gulf outage and the partially simultaneous Union Power Block 1 planned outage, for the December 2016, January 2017, and February 2017 billing months, the City Council authorized Entergy New Orleans to cap the fuel adjustment charge billed to customers at $0.035 per kWh and to defer billing of all fuel costs in excess of the capped amount by including such costs in the over- or under-recovery account.

Due to higher fuel costs for the operating month of January 2018 resulting in part from recent cold weather, higher Henry Hub prices, and an increase in total fuel and purchased power costs associated in part with certain plant outages, Entergy New Orleans has proposed to cap the fuel adjustment charge to be billed in March 2018 to non-transmission Entergy New Orleans legacy customers and Entergy New Orleans Algiers customers at $0.035323 per kWh and $0.025446 per kWh, respectively. Entergy New Orleans has also proposed to cap the fuel adjustment charge to be billed in March 2018 for Entergy New Orleans legacy transmission customers at $0.034609 per kWh and to defer billing of all fuel costs in excess of the capped amount by including such costs in the over- or under-recovery account.

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

In August 2014, Entergy Texas filed an application seeking PUCT approval to implement an interim fuel refund of approximately $24.6 million for over-collected fuel costs incurred during the months of November 2012 through April 2014. This refund resulted from (i) applying $48.6 million in bandwidth remedy payments that Entergy Texas received in May 2014 related to the June - December 2005 period to Entergy Texas’s $8.7 million under-recovered fuel balance as of April 30, 2014 and (ii) netting that fuel balance against the $15.3 million bandwidth remedy payment that Entergy Texas made related to calendar year 2013 production costs. Also in August 2014, Entergy Texas filed an unopposed motion for interim rates to implement these refunds for most customers over a two-month period commencing with September 2014. The PUCT issued its order approving the interim relief in August 2014 and Entergy Texas completed the refunds in October 2014. Parties intervened in this matter, and all parties agreed that the proceeding should be bifurcated such that the proposed interim refund would become final in a separate proceeding, which refund was approved by the PUCT in March 2015.   In July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. The pending appeals did not stay the PUCT’s decision. In April 2016, Entergy Texas filed with the PUCT an application to refund to customers approximately $56.2 million. The refund resulted from (i) $41.8 million of fuel cost recovery over-collections through February 2016, (ii) the $10.9 million in bandwidth remedy payments,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

discussed above, that Entergy Texas received related to calendar year 2006 production costs, and (iii) $3.5 million in bandwidth remedy payments that Entergy Texas received related to 2006-2008 production costs. In June 2016, Entergy Texas filed an unopposed settlement agreement that added additional over-recovered fuel costs for the months of March and April 2016. The settlement resulted in a $68 million refund. The ALJ approved the refund on an interim basis to be made to most customers over a four-month period beginning with the first billing cycle of July 2016. In July 2016 the PUCT issued an order approving the interim refund. The federal appeal of the PUCT’s January 2016 decision was heard in December 2016, and the Federal District Court granted Entergy Texas’s requested relief. In January 2017 the PUCT and an intervenor filed petitions for appeal to the U.S. Court of Appeals for the Fifth Circuit of the Federal District Court ruling. Oral argument was held before the U.S. Court of Appeals for the Fifth Circuit in February 2018, and a decision is pending. The State District Court appeal of the PUCT’s January 2016 decision also remains pending.

In July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. Under a recent PUCT rule change, a fuel reconciliation is required to be filed at least once every three years and outside of a base rate case filing. During the reconciliation period, Entergy Texas incurred approximately $1.77 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an over-recovery balance of approximately $19.3 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning Apri1 2016. Entergy Texas also noted, however, that the estimated $19.3 million over collection was being refunded to customers as a portion of the interim fuel refund beginning with the first billing cycle of July 2016, discussed above. Entergy Texas also requested a prudence finding for each of the fuel-related contracts and arrangements entered into or modified during the reconciliation period that have not been reviewed by the PUCT in a prior proceeding. In December 2016, Entergy Texas entered into a stipulation and settlement agreement resulting in a $6 million disallowance not associated with any particular issue raised and a refund of the over-recovery balance of $21 million as of November 30, 2016, to most customers beginning April 2017 through June 2017. This settlement was developed concurrently with the stipulation and settlement agreement in the 2016 transmission cost recovery factor rider amendment discussed below, and the terms and conditions in both settlements are interdependent. The fuel reconciliation settlement was approved by the PUCT in March 2017 and the refunds were made.

In June 2017, Entergy Texas filed an application for a fuel refund of approximately $30.7 million for the months of December 2016 through April 2017. For most customers, the refunds flowed through bills for the months of July 2017 through September 2017. The fuel refund was approved by the PUCT in August 2017.

In December 2017, Entergy Texas filed an application for a fuel refund of approximately $30.5 million for the months of May 2017 through October 2017. Also in December 2017, the PUCT’s ALJ approved the refund on an interim basis. For most customers, the refunds flowed through bills beginning January 2018 and will continue through March 2018. A final decision in this matter remains pending.

Retail Rate Proceedings

Filings with the APSC (Entergy Arkansas)

Retail Rates

2015 Base Rate Filing

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notified the APSC of Entergy Arkansas’s intent to implement a forward test year formula rate plan pursuant to Arkansas legislation passed in 2015, and requested a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requested a 10.2% return on common equity. In September 2015 the APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. In December 2015, Entergy Arkansas, the APSC staff, and certain of the intervenors

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in the rate case filed with the APSC a joint motion for approval of a settlement of the case that proposed a retail rate increase of approximately $225 million with a net increase in revenue of approximately $133 million; an authorized return on common equity of 9.75%; and a formula rate plan tariff that provides a +/- 50 basis point band around the 9.75% allowed return on common equity. A significant portion of the rate increase is related to Entergy Arkansas’s acquisition in March 2016 of Union Power Station Power Block 2 for a base purchase price of $237 million. The settlement agreement also provided for amortization over a 10-year period of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance. A settlement hearing was held in January 2016. In February 2016 the APSC approved the settlement with one exception that reduced the retail rate increase proposed in the settlement by $5 million. The settling parties agreed to the APSC modifications in February 2016. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. In March 2016, Entergy Arkansas made a compliance filing regarding the new rates that included an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. The interim base rate adjustment surcharge was designed to recover a total of $21.1 million over the nine-month period from April 2016 through December 2016.

2016 Formula Rate Plan Filing

In July 2016, Entergy Arkansas filed with the APSC its 2016 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2017 test period to be below the formula rate plan bandwidth. The filing requested a $67.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%. In October 2016, Entergy Arkansas filed with the APSC revised formula rate plan attachments with an updated request for a $54.4 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors, as well as three additional adjustments identified as appropriate by Entergy Arkansas. In November 2016 a hearing was held and the APSC issued an order directing the parties to brief certain issues. In December 2016 the APSC approved the settlement agreement and the $54.4 million revenue requirement increase with approximately $25 million of the $54.4 million revenue requirement subject to possible future adjustment and refund to customers with interest. The APSC requested supplemental information for some of Entergy Arkansas’s requested nuclear expenditures. In December 2016 the APSC approved Entergy Arkansas’s formula rate plan compliance tariff, and the rates became effective with the first billing cycle of January 2017. In April 2017, Entergy Arkansas filed a motion consented to by all parties requesting that it be permitted to submit the supplemental information requested by the APSC in conjunction with its 2017 formula rate plan filing, which was subsequently made in July 2017 and is discussed below. In May 2017 the APSC approved the joint motion and proposal to review Entergy Arkansas’s supplemental information on a concurrent schedule with the 2017 formula rate plan filing. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the docket and providing for recovery of the 2017 and 2018 nuclear costs. In December 2017 the APSC approved the settlement agreement and recovery of the 2017 and 2018 nuclear costs.

2017 Formula Rate Plan Filing

In July 2017, Entergy Arkansas filed with the APSC its 2017 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2018 test period to be below the formula rate plan bandwidth.  The filing projected a $129.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%.  Entergy Arkansas’s formula rate plan is subject to a four percent annual revenue constraint and the projected annual revenue requirement increase exceeded the four percent, resulting in a proposed increase for the 2017 formula rate plan of $70.9 million. In October 2017, Entergy Arkansas filed with the APSC revised formula rate plan attachments that projected a $126.2 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors. The revised formula rate plan filing included a proposed $71.1 million revenue requirement increase based on a revision to the four percent constraint calculation. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the docket and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

providing for recovery of the 2017 and 2018 nuclear costs. In December 2017 the APSC approved the settlement agreement and the $71.1 million revenue requirement increase, as well as Entergy Arkansas’s formula rate plan compliance tariff, and the rates became effective with the first billing cycle of January 2018.

Internal Restructuring

In November 2017, Entergy Arkansas filed an application with the APSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Arkansas to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval by the APSC, the FERC, and the NRC. Entergy Arkansas also filed a notice with the Missouri Public Service Commission in December 2017 out of an abundance of caution, although Entergy Arkansas does not serve any retail customers in Missouri. If the APSC approves the restructuring by September 1, 2018, and the restructuring closes on or before December 1, 2018, Entergy Arkansas proposed in its application to credit retail customers $66 million over six years, beginning in 2019. In February 2018, Entergy Arkansas filed supplemental testimony reducing the proposed retail customer credits to $39.6 million over six years. If the APSC, the FERC, and the NRC approvals are obtained, Entergy Arkansas expects the restructuring will be consummated on or before December 1, 2018.
It is currently contemplated that Entergy Arkansas would undertake a multi-step restructuring, which would include the following:

•
Entergy Arkansas would redeem its outstanding preferred stock at the aggregate redemption price of approximately $32.7 million, which includes call premiums, plus accumulated and unpaid dividends, if any.

•	Entergy Arkansas would convert from an Arkansas corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Arkansas will allocate substantially all of its assets to a new subsidiary, Entergy Arkansas Power, LLC, a Texas limited liability company (Entergy Arkansas Power), and Entergy Arkansas Power will assume substantially all of the liabilities of Entergy Arkansas, in a transaction regarded as a merger under the TXBOC. Entergy Arkansas will remain in existence and hold the membership interests in Entergy Arkansas Power.

•
Entergy Arkansas will contribute the membership interests in Entergy Arkansas Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy Arkansas Power will be a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

•	Entergy Arkansas will change its name to Entergy Utility Property, Inc., and Entergy Arkansas Power will then change its name to Entergy Arkansas, LLC.

Upon the completion of the restructuring, Entergy Arkansas, LLC will hold substantially all of the assets, and will have assumed substantially all of the liabilities, of Entergy Arkansas. Entergy Arkansas may modify or supplement the steps to be taken to effectuate the restructuring.
Filings with the LPSC (Entergy Louisiana)

Retail Rates - Electric

2014 Formula Rate Plan Filing

In connection with the approval of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, the LPSC authorized the filing of a single, joint, formula rate plan evaluation report for Entergy Gulf States Louisiana’s and Entergy Louisiana’s 2014 calendar year operations. The joint evaluation report was filed in September 2015 and reflected an earned return on common equity of 9.09%. As such, no adjustment to base formula rate plan revenue was required. The following adjustments were required under the formula rate plan, however: a decrease in the additional capacity mechanism for Entergy Louisiana of $17.8 million; an increase in the additional capacity mechanism for Entergy Gulf States Louisiana of $4.3 million; and a reduction of $5.5 million to the MISO cost recovery

Entergy Corporation and Subsidiaries
Notes to Financial Statements

mechanism to collect approximately $35.7 million on a combined-company basis. Under the order approving the business combination, following completion of the prescribed review period, rates were implemented with the first billing cycle of December 2015, subject to refund. See “Entergy Louisiana and Entergy Gulf States Louisiana Business Combination” below for further discussion of the business combination. In June 2017 the LPSC staff and Entergy Louisiana filed an unopposed joint report of proceedings, which was accepted by the LPSC in June 2017, finalizing the results of this proceeding with no changes to rates already implemented.

2015 Formula Rate Plan Filing

In May 2016, Entergy Louisiana filed its formula rate plan evaluation report for its 2015 calendar year operations. The evaluation report reflected an earned return on common equity of 9.07%. As such, no adjustment to base formula rate plan revenue was required. The following other adjustments, however, were required under the formula rate plan: an increase in the legacy Entergy Louisiana additional capacity mechanism of $14.2 million; a separate increase in legacy Entergy Louisiana revenue of $10 million primarily to reflect the effects of the termination of the System Agreement; an increase in the legacy Entergy Gulf States Louisiana additional capacity mechanism of $0.5 million; a decrease in legacy Entergy Gulf States Louisiana revenue of $58.7 million primarily to reflect the effects of the termination of the System Agreement; and an increase of $11 million to the MISO cost recovery mechanism. Rates were implemented with the first billing cycle of September 2016, subject to refund. Following implementation of the as-filed rates in September 2016, there were several interim updates to Entergy Louisiana’s formula rate plan, including the one submitted in December 2016, reflecting implementation of the settlement of the Waterford 3 replacement steam generator project prudence review described below. In June 2017 the LPSC staff and Entergy Louisiana filed a joint report of proceedings, which was accepted by the LPSC in June 2017, finalizing the results of the May 2016 evaluation report, interim updates, and corresponding proceedings with no changes to rates already implemented.

Extension of MISO Cost Recovery Mechanism Rider

In November 2016, Entergy Louisiana filed with the LPSC a request to extend the MISO cost recovery mechanism rider provision of its formula rate plan. In March 2017 the LPSC staff submitted direct testimony generally supportive of a one-year extension of the MISO cost recovery mechanism and the intervenor in the proceeding did not oppose an extension for this period of time. In July 2017 an uncontested joint stipulation authorizing a one-year extension of the MISO cost recovery mechanism rider was approved.

2016 Formula Rate Plan Filing

In May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. The evaluation report reflected an earned return on common equity of 9.84%. As such, no adjustment to base formula rate plan revenue was required. Adjustments, however, were required under the formula rate plan; the 2016 formula rate plan evaluation report showed a decrease in formula rate plan revenue of approximately $16.9 million, comprised of a decrease in legacy Entergy Louisiana formula rate plan revenue of $3.5 million, a decrease in legacy Entergy Gulf States Louisiana formula rate plan revenue of $9.7 million, and a decrease in incremental formula rate plan revenue of $3.7 million. Additionally, the formula rate plan evaluation report called for a decrease of $40.5 million in the MISO cost recovery revenue requirement from the present level of $46.8 million to $6.3 million. Rates reflecting these adjustments were implemented with the first billing cycle of September 2017, subject to refund. In September 2017 the LPSC issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report were required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report.

Formula Rate Plan Extension Request

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications to its terms.  Those modifications include: a one-time resetting of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

base rates to the midpoint of the band at Entergy Louisiana’s authorized return on equity of 9.95% for the 2017 test year; narrowing of the formula rate plan bandwidth from a total of 160 basis points to 80 basis points; and a forward-looking mechanism that would allow Entergy Louisiana to recover certain transmission-related costs contemporaneously with when those projects begin delivering benefits to customers.  Entergy Louisiana requested that the LPSC consider its request on an expedited basis, in an effort to maintain Entergy Louisiana’s current cycle for implementing rate adjustments, i.e., September 2018, without the need for filing a full base rate case proceeding. Several parties have intervened in the proceeding and all parties have been participating in settlement discussions.

Waterford 3 Replacement Steam Generator Project

Following the completion of the Waterford 3 replacement steam generator project, the LPSC undertook a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. In July 2014 the LPSC staff filed testimony recommending potential project and replacement power cost disallowances of up to $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana provided further documentation and explanation requested by the LPSC staff. An evidentiary hearing was held in December 2014. At the hearing the parties maintained the positions reflected in pre-filed testimony. Entergy Louisiana believed that the replacement steam generator costs were prudently incurred and applicable legal principles supported their recovery in rates.  Nevertheless, Entergy Louisiana recorded a write-off of $16 million of Waterford 3’s plant balance in December 2014 because of the uncertainty at the time associated with the resolution of the prudence review. In December 2015 the ALJ issued a proposed recommendation, which was subsequently finalized, concluding that Entergy Louisiana prudently managed the Waterford 3 replacement steam generator project, including the selection, use, and oversight of contractors, and could not reasonably have anticipated the damage to the steam generators. Nevertheless, the ALJ concluded that Entergy Louisiana was liable for the conduct of its contractor and subcontractor and, therefore, recommended a disallowance of $67 million in capital costs. Additionally, the ALJ concluded that Entergy Louisiana did not sufficiently justify the incurrence of $2 million in replacement power costs during the replacement outage. Although the ALJ’s recommendation had not yet been considered by the LPSC, after considering the progress of the proceeding in light of the ALJ recommendation, Entergy Louisiana recorded in the fourth quarter 2015 approximately $77 million in charges, including a $45 million asset write-off and a $32 million regulatory charge, to reflect that a portion of the assets associated with the Waterford 3 replacement steam generator project was no longer probable of recovery. Entergy Louisiana maintained that the ALJ’s recommendation contained significant factual and legal errors.

In October 2016 the parties reached a settlement in this matter. The settlement was approved by the LPSC in December 2016. The settlement effectively provided for an agreed-upon disallowance of $67 million of plant, which had been previously written off by Entergy Louisiana, as discussed above. The refund to customers of approximately $71 million as a result of the settlement approved by the LPSC was made to customers in January 2017. Of the $71 million of refunds, $68 million was credited to customers through Entergy Louisiana’s formula rate plan, outside of sharing, and $3 million through its fuel adjustment clause. Entergy Louisiana had previously recorded a provision of $48 million for this refund. The previously-recorded provision included the cumulative revenues recorded through December 2016 related to the $67 million of disallowed plant. An additional regulatory charge of $23 million was recorded in fourth quarter 2016 to reflect the effects of the settlement. The settlement also provided that Entergy Louisiana could retain the value associated with potential service credits agreed to by the project contractor, to the extent they are realized in the future. Following a review by the parties, an unopposed joint report of proceedings was filed by the LPSC staff and Entergy Louisiana in May 2017 and the LPSC accepted the joint report of proceedings resolving the matter.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Ninemile 6

In July 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed an unopposed stipulation with the LPSC, which was subsequently approved, that estimated a first year revenue requirement associated with Ninemile 6 and provided a mechanism to update the revenue requirement as the in-service date approached. In late-December 2014, roughly contemporaneous with the unit's placement in service, a final updated estimated revenue requirement of $26.8 million for Entergy Gulf States Louisiana and $51.1 million for Entergy Louisiana was filed. The December 2014 estimate formed the basis of rates implemented effective with the first billing cycle of January 2015. In July 2015, Entergy Louisiana submitted to the LPSC a compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. Testimony filed by the LPSC staff generally supported the prudence of the management of the project and recovery of the costs incurred to complete the project. The LPSC staff had questioned the warranty coverage for one element of the project. In October 2016 all parties agreed to a stipulation providing that 100% of Ninemile 6 construction costs was prudently incurred and is eligible for recovery from customers, but reserving the LPSC’s rights to review the prudence of Entergy Louisiana’s actions regarding one element of the project. This stipulation was approved by the LPSC in January 2017.

Union Power Station and Deactivation or Retirement Decisions for Entergy Louisiana Plants

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

Retail Rates - Gas

In accordance with the settlement of Entergy Gulf States Louisiana’s gas rate stabilization plan for the test year ended September 30, 2012, in August 2014, Entergy Gulf States Louisiana submitted for consideration a proposal for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment and relocation projects mandated by local governments. After review by the LPSC staff and inclusion of certain customer safeguards required by the LPSC staff, in December 2014, Entergy Gulf States Louisiana and the LPSC staff submitted

Entergy Corporation and Subsidiaries
Notes to Financial Statements

a joint settlement for implementation of an accelerated gas pipe replacement program providing for the replacement of approximately 100 miles of pipe over the next ten years, as well as relocation of certain existing pipe resulting from local government-related infrastructure projects, and for a rider to recover the investment associated with these projects. The rider allows for recovery of approximately $65 million over ten years. The rider recovery will be adjusted on a quarterly basis to include actual investment incurred for the prior quarter and is subject to the following conditions, among others: a ten-year term; application of any earnings in excess of 10.45% as an offset to the revenue requirement of the infrastructure rider; adherence to a specified spending plan, within plus or minus 20% annually; annual filings comparing actual versus planned rider spending with actual spending and explanation of variances exceeding 10%; and an annual true-up. The joint settlement was approved by the LPSC in January 2015. Implementation of the infrastructure rider commenced with bills rendered on and after the first billing cycle of April 2015.

2014 Rate Stabilization Plan Filing

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which resulted in a $706 thousand rate increase.  In April 2015 the LPSC issued findings recommending two adjustments to Entergy Gulf States Louisiana’s as-filed results, and an additional recommendation that did not affect the results. The LPSC staff’s recommended adjustments increase the earned return on equity for the test year to 7.24%. Entergy Gulf States Louisiana accepted the LPSC staff’s recommendations and a revenue increase of $688 thousand was implemented with the first billing cycle of May 2015.

2015 Rate Stabilization Plan Filing

In January 2016, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2015. The filing showed an earned return on common equity of 10.22%, which is within the authorized bandwidth, therefore requiring no change in rates. In March 2016 the LPSC staff issued its report stating that the 2015 gas rate stabilization plan filing was in compliance with the exception of several issues that required additional information, explanation, or clarification for which the LPSC staff had reserved the right to further review. In July 2016 the parties to the proceeding filed an unopposed joint report and motion for entry of order accepting the report that indicated no outstanding issues remained in the filing.

In February 2016, Entergy Louisiana filed a motion requesting to extend the term of the gas rate stabilization plan in substantially similar form for an additional three-year term and included a request for sharing of non-jurisdictional compressed natural gas revenues. Following discovery and the filing of testimony by the LPSC staff, Entergy Louisiana and the LPSC submitted a joint motion for hearing an uncontested stipulated settlement resolving the proceeding. A hearing on the stipulation was held in November 2016. The ALJ issued a report of proceedings that was presented with the parties’ stipulation to the LPSC for consideration. The stipulation approving Entergy Louisiana’s requested extension of the rate stabilization plan was approved by the LPSC in December 2016.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

plan pending LPSC consideration in a separate docket. In April 2017 the LPSC approved a joint report of proceedings and Entergy Louisiana submitted a revised evaluation report reflecting a $1.2 million annual increase in revenue with rates implemented with the first billing cycle of May 2017.

In connection with the joint report of proceedings accepted by the LPSC, in May 2017, Entergy Louisiana filed an application to initiate a separate proceeding to recover through the extraordinary cost provision of the gas rate stabilization plan the deferred operation and maintenance expenses of $1.4 million incurred to restore service and repair damage resulting from flooding and widespread rainfall in southeast Louisiana that occurred in August 2016. The LPSC staff submitted its direct testimony in the proceeding recommending recovery of $0.9 million. Entergy Louisiana filed rebuttal testimony responding to the LPSC staff’s recommendation. The procedural schedule was suspended to allow the parties to engage in settlement negotiations, and in February 2018 the LPSC staff and Entergy Louisiana filed an unopposed settlement. If approved by the LPSC, the settlement would provide for Entergy Louisiana to recover, over ten years, the approximately $1.4 million in deferred operation and maintenance expense and related carrying charges. The settlement further provides for recovery to commence in May 2018.

2017 Rate Stabilization Plan Filing

In January 2018, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for test year ended September 30, 2017.  The filing of the evaluation report for the test year 2017 reflected an earned return on common equity of 9.06%.  This earned return is below the earnings sharing band of the rate stabilization plan and results in a rate increase of $0.1 million.  Due to the enactment in late-December 2017 of the Tax Cuts and Jobs Act, Entergy Louisiana did not have adequate time to reflect the effects of this tax legislation in the rate stabilization plan.  As a result, Entergy Louisiana will file a supplement to the January 2018 evaluation report to reflect, among other things, a 21% federal corporate income tax rate.  Any rate change resulting from the revised rate stabilization plan will become effective in rates in May 2018.

Filings with the MPSC (Entergy Mississippi)

Formula Rate Plan Filings

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Filings with the City Council (Entergy New Orleans)

Retail Rates

See “Algiers Asset Transfer” below for discussion of the Algiers asset transfer. As a provision of the settlement agreement approved by the City Council in May 2015 providing for the Algiers asset transfer, it was agreed that, with limited exceptions, no action may be taken with respect to Entergy New Orleans’s base rates until rates are implemented from a base rate case that must be filed for its electric and gas operations in 2018. This provision eliminated the formula rate plan applicable to Algiers operations. The limited exceptions included continued implementation of the then-remaining two years of the four-year phased-in rate increase for the Algiers area and certain exceptional cost increases or decreases in the base revenue requirement. An additional provision of the settlement agreement allowed for continued recovery of the revenue requirement associated with the capacity and energy from Ninemile 6 received by Entergy New Orleans under a power purchase agreement with Entergy Louisiana (Algiers PPA). The settlement authorized Entergy New Orleans to recover the remaining revenue requirement related to the Algiers PPA through base rates charged to Algiers customers. The settlement also provided for continued implementation of the Algiers MISO recovery rider.

In addition to the Algiers PPA, Entergy New Orleans has a separate power purchase agreement with Entergy Louisiana for 20% of the capacity and energy from Ninemile 6 (Ninemile PPA), which commenced operation in December 2014. Initially, recovery of the non-fuel costs associated with the Ninemile PPA was authorized through a special Ninemile 6 rider billed only to Entergy New Orleans customers outside of Algiers.

In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the purchase of Union Power Block 1, with an expected base purchase price of approximately $237 million, subject to adjustments, and seeking approval of the recovery of the associated costs. In November 2015 the City Council issued written resolutions and an order approving an agreement in principle between Entergy New Orleans and City Council advisors providing that the purchase of Union Power Block 1 and related assets by Entergy New Orleans is prudent and in the public interest. The City Council authorized expansion of the terms of the purchased power and capacity acquisition cost recovery rider to recover the non-fuel purchased power expense from Ninemile 6, the revenue requirement associated with the purchase of Power Block 1 of the Union Power Station, and a credit to customers of $400 thousand monthly beginning June 2016 in recognition of the decrease in other operation and maintenance expenses that would result with the deactivation of Michoud Units 2 and 3. In March 2016, Entergy New Orleans purchased Power Block 1 of the Union Power Station for approximately $237 million and initiated recovery of these costs with March 2016 bills. In July 2016, Entergy New Orleans and the City Council Utility Committee agreed to a temporary increase in the Michoud credit to customers to a total of $1.4 million monthly for August 2016 through December 2016.

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  The rate settlement provided an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provided a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In January 2015 the City Council approved funding for the Energy Smart program from April 2015 through March 2017 using the remainder of the approximately $12.8 million of 2014 rough production cost equalization funds, with any remaining costs being recovered through the fuel adjustment clause. This funding methodology was modified in November 2015 when the City Council directed Entergy New Orleans to use a combination of guaranteed customer savings related to a prior agreement with the City Council and rough production cost equalization funds to cover program costs prior to recovering any costs through the fuel adjustment clause. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. In September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program

Entergy Corporation and Subsidiaries
Notes to Financial Statements

costs during the period between when existing funds directed to Energy Smart programs are depleted (estimated to be June 2018) and when new rates from the anticipated 2018 combined rate case, which will include a cost recovery mechanism for Energy Smart funding, take effect (estimated to be August 2019). Entergy New Orleans requested that the City Council approve a cost recovery mechanism prior to June 2018. In December 2017 the City Council approved an energy efficiency cost recovery rider as an interim funding mechanism for Energy Smart, subject to verification that no additional funding sources exist.

Internal Restructuring

In July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy New Orleans, Inc. to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. The restructuring was subject to regulatory review and approval by the City Council and the FERC. In May 2017 the City Council adopted a resolution approving the proposed internal restructuring pursuant to an agreement in principle with the City Council advisors and certain intervenors. Pursuant to the agreement in principle, Entergy New Orleans would credit retail customers $10 million in 2017, $1.4 million in the first quarter of the year after the transaction closes, and $117,500 each month in the second year after the transaction closes until such time as new base rates go into effect as a result of the anticipated 2018 base rate case. Entergy New Orleans began crediting retail customers in June 2017. In June 2017 the FERC approved the transaction and, pursuant to the agreement in principle, Entergy New Orleans will provide additional credits to retail customers of $5 million in each of the years 2018, 2019, and 2020.

In November 2017, pursuant to the agreement in principle, Entergy New Orleans undertook a multi-step restructuring, including the following:

•
Entergy New Orleans, Inc. redeemed its outstanding preferred stock at a price of approximately $21 million, which included a call premium of approximately $819,000, plus any accumulated and unpaid dividends.

•	Entergy New Orleans, Inc. converted from a Louisiana corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy New Orleans, Inc. allocated substantially all of its assets to a new subsidiary, Entergy New Orleans Power, LLC, a Texas limited liability company (Entergy New Orleans Power), and Entergy New Orleans Power assumed substantially all of the liabilities of Entergy New Orleans, Inc., in a transaction regarded as a merger under the TXBOC. Entergy New Orleans, Inc. remained in existence and held the membership interests in Entergy New Orleans Power.

•
Entergy New Orleans, Inc. contributed the membership interests in Entergy New Orleans Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy New Orleans Power is a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

In December 2017, Entergy New Orleans, Inc. changed its name to Entergy Utility Group, Inc., and Entergy New Orleans Power then changed its name to Entergy New Orleans, LLC. Entergy New Orleans, LLC holds substantially all of the assets, and has assumed substantially all of the liabilities, of Entergy New Orleans, Inc. The restructuring was accounted for as a transaction between entities under common control.

Filings with the PUCT and Texas Cities (Entergy Texas)

Retail Rates

2011 Rate Case

In November 2011, Entergy Texas filed a rate case requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year.  The rate case also proposed a purchased power recovery rider.  On January 12, 2012, the PUCT voted not to address the purchased power recovery rider in the rate case, but the PUCT voted to set a baseline in the rate case proceeding that would be applicable if a purchased

Entergy Corporation and Subsidiaries
Notes to Financial Statements

power capacity rider is approved in a separate proceeding.  In April 2012 the PUCT Staff filed direct testimony recommending a base rate increase of $66 million and a 9.6% return on common equity.  The PUCT Staff, however, subsequently filed a statement of position in the proceeding indicating that it was still evaluating the position it would ultimately take in the case regarding Entergy Texas’s recovery of purchased power capacity costs and Entergy Texas’s proposal to defer its MISO transition expenses.  In April 2012, Entergy Texas filed rebuttal testimony indicating a revised request for a $105 million base rate increase.  A hearing was held in late-April through early-May 2012.

In September 2012 the PUCT issued an order approving a $28 million rate increase, effective July 2012.  The order included a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.”  The order also provided for increases in depreciation rates and the annual storm reserve accrual.  The order also reduced Entergy Texas’s proposed purchased power capacity costs, stating that they are not known and measurable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6 million of MISO transition expense in base rates; and reduced Entergy’s Texas’s fuel reconciliation recovery by $4 million because the PUCT disagreed with the line-loss factor used in the calculation.  After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery.  Entergy Texas believed that it was entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012.  Several other parties also filed motions for rehearing of the PUCT’s order.  The PUCT subsequently denied rehearing of substantive issues.  Several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. A hearing was held in July 2014. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced above, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Oral argument before the court panel was held in September 2015. In April 2016 the Third Court of Appeals issued its opinion affirming the District Court’s decision on all points. Entergy Texas petitioned the Texas Supreme Court to hear its appeal of the Third Court’s ruling. In September 2017 the Texas Supreme Court denied the petitions for review. Entergy Texas filed a motion for rehearing of the Texas Supreme Court’s denial of the petition for review. In January 2018 the Texas Supreme Court denied Entergy Texas’s motion for rehearing.

Distribution cost recovery factor (DCRF) rider

In September 2015, Entergy Texas filed to amend its DCRF rider. Entergy Texas requested an increase in recovery under the rider of $6.5 million, for a total collection of $10.1 million annually from retail customers. In October 2015 intervenors and PUCT staff filed testimony opposing, in part, Entergy Texas’s request. In November 2015, Entergy Texas and the parties filed an unopposed settlement agreement and supporting documents. The settlement established an annual revenue requirement of $8.65 million for the amended DCRF rider, with the resulting rates effective for usage on and after January 1, 2016. The PUCT approved the settlement agreement in February 2016.

In June 2017, Entergy Texas filed an application to amend its DCRF rider by increasing the total collection from $8.65 million to approximately $19 million. In July 2017, Entergy Texas, the PUCT, and the two other parties in the proceeding entered into an unopposed stipulation and settlement agreement resulting in an amended DCRF annual revenue requirement of $18.3 million, with the resulting rates effective for usage no later than October 1, 2017. In September 2017 the PUCT issued its final order approving the unopposed stipulation and settlement agreement. The amended DCRF rider rates became effective for usage on and after September 1, 2017.

Transmission cost recovery factor (TCRF) rider

In September 2015, Entergy Texas filed for a TCRF rider requesting a $13 million increase, incremental to base rates. Testimony was filed in November 2015, with the PUCT staff and other parties proposing various disallowances involving, among other things, MISO charges, vegetation management costs, and bad debt expenses

Entergy Corporation and Subsidiaries
Notes to Financial Statements

that would reduce the requested increase by approximately $2 million. In addition to those recommended disallowances, a number of parties recommended that Entergy Texas’s request be reduced by an additional $3.4 million to account for load growth since base rates were last set. A hearing on the merits was held in December 2015. In February 2016 a State Office of Administrative Hearings ALJ issued a proposal for decision recommending that the PUCT disallow approximately $2 million from Entergy Texas’s $13 million request, but recommending that the PUCT not accept the load growth offset. In June 2016 the PUCT indicated that it would take up in a future rulemaking project the issue of whether a load growth adjustment should apply to a TCRF. In July 2016 the PUCT issued an order generally accepting the proposal for decision but declining to adjust the TCRF baseline in two instances as recommended by the ALJ, which resulted in a total annual allowance of approximately $10.5 million. The PUCT also ordered its staff and Entergy Texas to track all spare autotransformer transfers going forward so that it could address the appropriate accounting treatment and prudence of such transfers in Entergy Texas’s next base rate case. Entergy Texas implemented the TCRF rider beginning with September 2016 bills.

In September 2016, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed amended TCRF rider is designed to collect approximately $29.5 million annually from Entergy Texas’s retail customers. This amount includes the approximately $10.5 million annually that Entergy Texas is currently authorized to collect through the TCRF rider, as discussed above. In December 2016, concurrent with the 2016 fuel reconciliation stipulation and settlement agreement discussed above, Entergy Texas and the PUCT reached a settlement agreeing to the amended TCRF annual revenue requirement of $29.5 million. As discussed above, the terms of the two settlements are interdependent. The PUCT approved the settlement and issued a final order in March 2017. Entergy Texas implemented the amended TCRF rider beginning with bills covering usage on and after March 20, 2017.

Advanced Metering Infrastructure (AMI) Filings

Entergy Arkansas

In September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of AMI is in the public interest. Entergy Arkansas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Arkansas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $208 million. The filing identified a number of quantified and unquantified benefits, and Entergy Arkansas provided a cost benefit analysis showing that its AMI deployment is expected to produce a nominal net benefit to customers of $406 million. Entergy Arkansas also sought to continue to include in rate base the remaining book value of existing meters, which was approximately $57 million at December 31, 2015, that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Arkansas proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Deployment of the communications network is expected to begin in 2018. Entergy Arkansas proposed to include the AMI deployment costs and the quantified benefits in future formula rate plan filings, and the 2018 costs were approved in the 2017 formula rate plan filing. In June 2017 the APSC staff and Arkansas Attorney General filed direct testimony. The APSC staff generally supported Entergy Arkansas’s AMI deployment conditioned on various recommendations. The Arkansas Attorney General’s consultant primarily recommended denial of Entergy Arkansas’s application but alternatively suggested recommendations in the event the APSC approves Entergy Arkansas’s proposal. Entergy Arkansas filed rebuttal testimony in June 2017, substantially accepting the APSC staff’s recommendations. In August 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement. In October 2017 the APSC issued an order finding that Entergy Arkansas’s AMI deployment is in the public interest and approving the settlement agreement subject to a minor modification. Entergy Arkansas expects to recover the undepreciated balance of its existing meters through a regulatory asset to be amortized over 15 years. Entergy Arkansas has begun discussions with the other parties to implement the items in the settlement agreement including pre-pay and time of use programs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

In November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. Entergy Louisiana proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Louisiana’s modernized power grid. The filing included an estimate of implementation costs for AMI of $330 million. The filing identified a number of quantified and unquantified benefits, and Entergy Louisiana provided a cost/benefit analysis showing that its combined electric and gas AMI deployment is expected to produce a nominal net benefit to customers of $607 million. Entergy Louisiana also sought to continue to include in rate base the remaining book value, approximately $92 million at December 31, 2015, of the existing electric meters and also to depreciate those assets using current depreciation rates. Entergy Louisiana proposed a 15-year useful life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. The communications network deployment is expected to begin by late-2018, after the necessary information technology infrastructure is in place. Entergy Louisiana proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022. The parties reached an uncontested stipulation permitting implementation of Entergy Louisiana’s proposed AMI system, with modifications to the proposed customer charge. In July 2017 the LPSC approved the stipulation. Entergy Louisiana expects to recover the undepreciated balance of its existing meters through a regulatory asset to be amortized at current depreciation rates.

Entergy Mississippi

In November 2016, Entergy Mississippi filed an application seeking an order from the MPSC granting a certificate of public convenience and necessity and finding that Entergy Mississippi’s deployment of AMI is in the public interest. Entergy Mississippi proposed to replace existing meters with advanced meters that enable two-way data communication; to design and build a secure and reliable network to support such communications; and to implement support systems. AMI is intended to serve as the foundation of Entergy Mississippi’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million. The filing identified a number of quantified and unquantified benefits, and Entergy Mississippi provided a cost benefit analysis showing that its AMI deployment is expected to produce a nominal benefit to customers of $496 million over a 15-year period, which when netted against the costs of AMI results in $183 million of net customer benefits. Entergy Mississippi also sought to continue to include in rate base the remaining book value, approximately $56 million at December 31, 2015, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Mississippi proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019, subject to approval by the MPSC, with deployment of the communications network expected to begin in 2018. Entergy Mississippi proposed to include the AMI deployment costs and the quantified benefits in existing rate mechanisms, primarily through future formula rate plan filings and/or future energy cost recovery rider schedule re-determinations, as applicable. In May 2017 the Mississippi Public Utilities Staff and Entergy Mississippi entered into and filed a joint stipulation supporting Entergy Mississippi’s filing, and the MPSC issued an order approving the filing without material changes, finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. The MPSC order also confirmed that Entergy Mississippi shall continue to include in rate base the remaining book value of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates.

Entergy New Orleans

In October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Entergy New Orleans proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems.  AMI is intended to serve as the foundation of Entergy New Orleans’s modernized power grid.  The filing included an estimate of implementation costs for AMI of $75 million. The filing identified a number of quantified and unquantified benefits, and Entergy New

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Orleans provided a cost/benefit analysis showing that its combined electric and gas AMI deployment is expected to produce a nominal net benefit to customers of $101 million.  Entergy New Orleans also sought to continue to include in rate base the remaining book value, approximately $21 million at December 31, 2015, of the existing electric meters and also to depreciate those assets using current depreciation rates.  Entergy New Orleans proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network is expected to begin in 2018.  Entergy New Orleans proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022.  The City Council’s advisors filed testimony in May 2017 recommending the adoption of AMI subject to certain modifications, including the denial of Entergy New Orleans’s proposed customer charge as a cost recovery mechanism. In January 2018 a settlement was reached between the City Council’s advisors and Entergy New Orleans. In February 2018 the City Council approved the settlement, which deferred cost recovery to the 2018 Entergy New Orleans rate case, but also stated that an adjustment for 2018-2019 AMI costs can be filed in the rate case and that, for all subsequent AMI costs, the mechanism to be approved in the 2018 rate case will allow for the timely recovery of such costs.

Entergy Texas

In April 2017 the Texas legislature enacted legislation that extends statutory support for AMI deployment to Entergy Texas and directs that if Entergy Texas elects to deploy AMI, it shall do so as rapidly as practicable. In July 2017, Entergy Texas filed an application seeking an order from the PUCT approving Entergy Texas’s deployment of AMI. Entergy Texas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Texas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million. The filing identified a number of quantified and unquantified benefits, with Entergy Texas showing that its AMI deployment is expected to produce nominal net operational cost savings to customers of $33 million. Entergy Texas also sought to continue to include in rate base the remaining book value, approximately $41 million at December 31, 2016, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Texas proposed a seven-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Entergy Texas also proposed a surcharge tariff to recover the reasonable and necessary costs it has and will incur under the deployment plan for the full deployment of advanced meters. Further, Entergy Texas sought approval of fees that would be charged to customers who choose to opt out of receiving service through an advanced meter and instead receive electric service with a non-standard meter. In October 2017, Entergy Texas and other parties entered into and filed an unopposed stipulation and settlement agreement, permitting deployment of AMI with limited modifications. The PUCT approved the stipulation and settlement agreement in December 2017. Consistent with the approval, deployment of the communications network is expected to begin in 2018. Entergy Texas expects to recover the remaining net book value of its existing meters through a regulatory asset to be amortized at current depreciation rates.

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

Entergy Louisiana and Entergy Gulf States Louisiana filed an application with the LPSC in September 2014 seeking authorization to undertake transactions that would result in the combination of Entergy Louisiana and Entergy Gulf States Louisiana into a single public utility. An uncontested stipulated settlement (stipulated settlement) was filed with the LPSC in July 2015. Through the stipulated settlement, the parties agreed to terms upon which to recommend that the LPSC find that the business combination was in the public interest. The stipulated settlement, which was either joined, or unopposed, by all parties to the LPSC proceeding, represented a compromise of stakeholder positions and was the result of an extensive period of analysis, discovery, and negotiation. The stipulated settlement provided $107 million in guaranteed customer benefits during the first nine years following the transaction’s close. Additionally, the combined company would honor the 2013 Entergy Louisiana and Entergy Gulf States Louisiana rate case settlements, including the commitments that (1) there would be no rate increase for legacy Entergy Gulf States Louisiana customers for the 2014 test year, and (2) through the 2016 test year formula rate plan, Entergy Louisiana (as a combined entity)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

would not raise rates by more than $30 million, net of the $10 million rate increase included in the Entergy Louisiana legacy formula rate plan. The stipulated settlement also provided that Entergy Gulf States Louisiana and Entergy Louisiana would be permitted to defer certain external costs that were incurred to achieve the business combination’s customer benefits. In 2015 deferrals of $16 million for these external costs were recorded, and they are being amortized over a 10-year period. The LPSC approved the business combination in August 2015.

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

Algiers Asset Transfer (Entergy Louisiana and Entergy New Orleans)

In October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that supported the provision of service to Entergy Louisiana’s customers in Algiers. In April 2015 the FERC issued an order approving the Algiers assets transfer. In May 2015 the parties filed a settlement agreement authorizing the Algiers assets transfer and the settlement agreement was approved by a City Council resolution in May 2015. On September 1, 2015, Entergy Louisiana transferred its Algiers assets to Entergy New Orleans for a purchase price of approximately $85 million. Entergy New Orleans paid Entergy Louisiana $59.6 million, including final true-ups, from available cash and issued a note payable to Entergy Louisiana in the amount of $25.5 million.

System Agreement Cost Equalization Proceedings

Prior to its final termination in 2016, the Utility operating companies historically engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement.  Entergy Arkansas terminated its participation in the System Agreement in December 2013. Entergy Mississippi terminated its participation in the System Agreement in November 2015. The System Agreement terminated with respect to its remaining participants in August 2016.

Although the System Agreement has terminated, certain of the Utility operating companies’ retail regulators continue to pursue litigation involving the System Agreement at the FERC and in federal courts.  The proceedings include challenges to the allocation of costs as defined by the System Agreement and other matters.

In June 2005 the FERC issued a decision in System Agreement litigation that had been commenced by the LPSC, and essentially affirmed its decision in a December 2005 order on rehearing.  The decision included, among other things:

•	The FERC’s conclusion that the System Agreement no longer roughly equalizes total production costs among the Utility operating companies.

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

•	The remedy ordered by the FERC in 2005 required no refunds and became effective based on calendar year 2006 production costs and the first reallocation payments were made in 2007.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The FERC’s decision reallocated total production costs of the Utility operating companies whose relative total production costs expressed as a percentage of Entergy System average production costs are outside an upper or lower bandwidth.  This was accomplished by payments from Utility operating companies whose production costs were more than 11% below Entergy System average production costs to Utility operating companies whose production costs were more than the Entergy System average production cost, with payments going first to those Utility operating companies whose total production costs were farthest above the Entergy System average.

The LPSC, APSC, MPSC, and the Arkansas Electric Energy Consumers appealed the FERC’s December 2005 decision to the United States Court of Appeals for the D.C. Circuit.  Entergy and the City of New Orleans intervened in the various appeals.  The D.C. Circuit issued its decision in April 2008.  The D.C. Circuit concluded that the FERC’s orders had failed to adequately explain both its conclusion that it was prohibited from ordering refunds for the 20-month period from September 13, 2001 - May 2, 2003 and its determination to implement the bandwidth remedy commencing on January 1, 2006, rather than June 1, 2005.  The D.C. Circuit remanded the case to the FERC for further proceedings on those two issues.

In October 2011 the FERC issued an order addressing the D.C. Circuit remand on the two issues.  On the first issue, the FERC concluded that it did have the authority to order refunds, but decided that it would exercise its equitable discretion and not require refunds for the 20-month period from September 13, 2001 - May 2, 2003.  Because the ruling on refunds relied on findings in the interruptible load proceeding, which is discussed in a separate section below, the FERC concluded that this refund ruling will be held in abeyance pending the outcome of the rehearing requests in the interruptible load proceeding.  On the second issue, the FERC reversed its prior decision and ordered that the prospective bandwidth remedy begin on June 1, 2005 (the date of its initial order in the proceeding) rather than January 1, 2006, as it had previously ordered.  Pursuant to the October 2011 order, Entergy was required to calculate bandwidth payments for the period June - December 2005 utilizing the bandwidth formula tariff prescribed by the FERC that was filed in a December 2006 compliance filing and accepted by the FERC in an April 2007 order.

In March 2015, in light of a December 2014 decision by the D.C. Circuit in the interruptible load proceeding, Entergy filed with the FERC a motion to establish a briefing schedule on refund issues and an initial brief addressing refund issues. The initial brief argued that the FERC, in response to the D.C. Circuit decision, should clarify its policy on refunds and find that refunds are not required in this proceeding. In October 2015 the FERC issued three orders related to the commencement of the remedy on June 1, 2005 and the inclusion of interest for the period June 1, 2005 through December 31, 2005. Specifically, the FERC rejected Entergy’s request for rehearing of its decision to include interest for the seven-month period. The FERC also rejected Entergy’s request for rehearing of the order rejecting the compliance filing with regard to the issue of interest. Finally, the FERC set for hearing and settlement procedures the 2014 compliance filing that included the bandwidth calculation for the seven months June 1, 2005 through December 31, 2005. In setting the compliance filing for hearing, the FERC rejected the APSC’s protest that Entergy Arkansas should not be subject to the filing because Entergy Arkansas would be making the payments during a period following its exit from the System Agreement. In January 2018 the D.C.Circuit affirmed the FERC decision that Entergy Arkansas was subject to the filing.

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

Entergy Arkansas made its payment in January 2012.  In February 2012, Entergy Arkansas filed for an interim adjustment to its production cost allocation rider requesting that the $156 million be collected from customers over the 22-month period from March 2012 through December 2013.  In March 2012 the APSC issued an order stating that the payment can be recovered from retail customers through the production cost allocation rider, subject to refund.  The LPSC and the APSC requested rehearing of the FERC’s October 2011 order.

In February 2014 the FERC issued a rehearing order addressing its October 2011 order. The FERC denied the LPSC’s request for rehearing on the issues of whether the bandwidth remedy should be made effective earlier than June 1, 2005, and whether refunds should be ordered for the 20-month refund effective period. The FERC granted the LPSC’s rehearing request on the issue of interest on the bandwidth payments/receipts for the June - December 2005 period, requiring that interest be accrued from June 1, 2006 until the date those bandwidth payments/receipts are made. Also in February 2014 the FERC issued an order rejecting the December 2011 compliance filing that calculated the bandwidth payments/receipts for the June - December 2005 period. The FERC order required a new compliance filing that calculates the bandwidth payments/receipts for the June - December 2005 period based on monthly data for the seven individual months including interest pursuant to the February 2014 rehearing order. Entergy sought rehearing of the February 2014 order with respect to the FERC’s determinations regarding interest. In April 2014 the LPSC filed a petition for review of the FERC’s October 2011 and February 2014 orders with the U.S. Court of Appeals for the D.C. Circuit. In August 2017 the D.C. Circuit issued a decision addressing the LPSC’s appeal of the FERC’s October 2011 and February 2014 orders. On the issue of the FERC’s implementation of the prospective remedy as of June 2005 and whether the bandwidth remedy should be extended for an additional 17 months in years 2004-2005, the D.C. Circuit affirmed the FERC’s implementation of the remedy and denied the LPSC’s appeal. On the issue of whether the operating companies should be required to issue refunds for the 20-month period from September 2001 to May 2003, the D.C. Circuit granted the FERC’s request for agency reconsideration and remanded that issue back to the FERC for further proceedings as requested by all parties to the appeal.

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

These payments were made in May 2014. The LPSC, City Council, and APSC filed protests.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The hearing on the bandwidth calculation for the seven months June 1, 2005 through December 31, 2005 occurred in July 2016. The presiding judge issued an initial decision in November 2016. In the initial decision, the presiding judge agreed with the Utility operating companies’ position that: (1) interest on the bandwidth payments for the 2005 test period should be accrued from June 1, 2006 until the date that the bandwidth payments for that calculation are paid, which is consistent with how the Utility operating companies performed the calculation; and (2) a portion of Entergy Louisiana’s 2001-vintage Louisiana state net operating loss accumulated deferred income tax that results from the Vidalia tax deduction should be excluded from the 2005 test period bandwidth calculation. Various participants filed briefs on exceptions and/or briefs opposing exceptions related to the initial decision, including the LPSC, the APSC, the FERC trial staff, and Entergy Services. The initial decision is pending before the FERC.

Rough Production Cost Equalization Rates

Each May from 2007 through 2016 Entergy filed with the FERC the rates to implement the FERC’s orders in the System Agreement proceeding.  These filings showed the following payments/receipts among the Utility operating companies were necessary to achieve rough production cost equalization as defined by the FERC’s orders:

	Payments (Receipts)
	2007	2008	2009	2010	2011	2012	2013	2014
	(In Millions)
Entergy Arkansas	$252	$252	$390	$41	$77	$41	$—	$—
Entergy Louisiana	($211)	($160)	($247)	($22)	($12)	($41)	$—	$—
Entergy Mississippi	($41)	($20)	($24)	($19)	($40)	$—	$—	$—
Entergy New Orleans	$—	($7)	$—	$—	($25)	$—	($15)	($15)
Entergy Texas	($30)	($65)	($119)	$—	$—	$—	$15	$15

The Utility operating companies recorded accounts payable or accounts receivable to reflect the rough production cost equalization payments and receipts required to implement the FERC’s remedy.  When accounts payable were recorded, a corresponding regulatory asset was recorded for the right to collect the payments from customers. When accounts receivable were recorded, a corresponding regulatory liability was recorded for the obligations to pass the receipts on to customers.  No payments were required in 2016 or 2015 to implement the FERC’s remedy based on calendar year 2015 production costs and 2014 production costs, respectively. The System Agreement terminated in August 2016.

The APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas.  Entergy Texas recovered its 2013 rough production cost equalization payment over three years beginning April 2014. Entergy Texas included its 2014 rough production cost equalization payment as a component of an interim fuel refund made in 2014. Management believes that any changes in the allocation of production costs resulting from the FERC’s decision and related retail proceedings should result in similar rate changes for retail customers, subject to specific circumstances that have caused trapped costs.

The following rough production cost equalization rate proceedings are still ongoing.

2010 Rate Filing Based on Calendar Year 2009 Production Costs

In May 2010, Entergy filed with the FERC the 2010 rates in accordance with the FERC’s orders in the System Agreement proceeding, and supplemented the filing in September 2010.  Several parties intervened in the proceeding at the FERC, including the LPSC and the City Council, which also filed protests.  In July 2010 the FERC accepted Entergy’s proposed rates for filing, effective June 1, 2010, subject to refund.  After an abeyance of the proceeding schedule, a hearing was held in March 2014 and in December 2015 the FERC issued an order. Among other things, the December 2015 order directed Entergy to submit a compliance filing. In January 2016 the LPSC, the APSC, and Entergy filed requests for rehearing of the FERC’s December 2015 order. In February 2016, Entergy submitted the compliance filing ordered in the December 2015 order.  The result of the true-up payments and receipts for the recalculation of production costs resulted in the following payments/receipts among the Utility operating companies:

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Payments (Receipts)
(In Millions)
Entergy Arkansas	$2
Entergy Louisiana	$6
Entergy Mississippi	($4)
Entergy New Orleans	($1)
Entergy Texas	($3)

In September 2016 the FERC accepted the February 2016 compliance filing subject to a further compliance filing made in November 2016. The further compliance filing was required as a result of an order issued in September 2016 ruling on the January 2016 rehearing requests filed by the LPSC, the APSC, and Entergy. In the order addressing the rehearing requests, the FERC granted the LPSC’s rehearing request and directed that interest be calculated on the payment/receipt amounts. The FERC also granted the APSC’s and Entergy’s rehearing request and ordered the removal of both securitized asset accumulated deferred income taxes and contra-securitization accumulated deferred income taxes from the calculation. In November 2016, Entergy submitted its compliance filing in response to the FERC’s order on rehearing. The compliance filing included a revised refund calculation of the true-up payments and receipts based on 2009 test year data and interest calculations. The LPSC protested the interest calculations. In November 2017 the FERC issued an order rejecting the November 2016 compliance filing. The FERC determined that the payments detailed in the November 2016 compliance filing did not include adequate interest for the payments from Entergy Arkansas to Entergy Louisiana because it did not include interest on the principal portion of the payment that was made in February 2016. In December 2017, Entergy recalculated the interest pursuant to the November 2017 order. As a result of the recalculations, Entergy Arkansas owed very minor payments to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

2011 Rate Filing Based on Calendar Year 2010 Production Costs

In May 2011, Entergy filed with the FERC the 2011 rates in accordance with the FERC’s orders in the System Agreement proceeding.  Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest.  In July 2011 the FERC accepted Entergy’s proposed rates for filing, effective June 1, 2011, subject to refund. After an abeyance of the proceeding schedule, in December 2014 the FERC consolidated the 2011 rate filing with the 2012, 2013, and 2014 rate filings for settlement and hearing procedures. See discussion below regarding the consolidated settlement and hearing procedures in connection with this proceeding.

2012 Rate Filing Based on Calendar Year 2011 Production Costs

In May 2012, Entergy filed with the FERC the 2012 rates in accordance with the FERC’s orders in the System Agreement proceeding.  Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest.  In August 2012 the FERC accepted Entergy’s proposed rates for filing, effective June 2012, subject to refund. After an abeyance of the proceeding schedule, in December 2014 the FERC consolidated the 2012 rate filing with the 2011, 2013, and 2014 rate filings for settlement and hearing procedures. See discussion below regarding the consolidated settlement and hearing procedures in connection with this proceeding.

2013 Rate Filing Based on Calendar Year 2012 Production Costs

In May 2013, Entergy filed with the FERC the 2013 rates in accordance with the FERC’s orders in the System Agreement proceeding. Several parties intervened in the proceeding at the FERC, including the LPSC, which also filed a protest. The City Council intervened and filed comments related to including the outcome of a related FERC proceeding in the 2013 cost equalization calculation. In August 2013 the FERC issued an order accepting the 2013 rates, effective June 1, 2013, subject to refund. After an abeyance of the proceeding schedule, in December 2014 the FERC consolidated the 2013 rate filing with the 2011, 2012, and 2014 rate filings for settlement and hearing procedures.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Consolidated 2011, 2012, 2013, and 2014 Rate Filing Proceedings

As discussed above, in December 2014 the FERC consolidated the 2011, 2012, 2013, and 2014 rate filings for settlement and hearing procedures. In May 2015, Entergy filed direct testimony in the consolidated rate filings and the LPSC filed direct testimony concerning its complaint proceeding that is consolidated with the rate filings, challenging certain components of the pending bandwidth calculations for prior years. Hearings occurred in November 2015, and the ALJ issued an initial decision in July 2016. In the initial decision, the ALJ generally agreed with Entergy’s bandwidth calculations with one exception on the accounting related to the Waterford 3 sale/leaseback. Briefs were filed in September 2016 and the proceeding is pending.

Utility Operating Company Termination of System Agreement Participation

Entergy Arkansas and Entergy Mississippi ceased participating in the System Agreement effective December 18, 2013 and November 7, 2015, respectively. Entergy Louisiana, Entergy New Orleans, and Entergy Texas terminated participation in the System Agreement on August 31, 2016, which resulted in the termination of the System Agreement in its entirety pursuant to a settlement agreement approved by the FERC in December 2015.

In December 2013 the FERC set one issue for hearing involving whether and how the benefits associated with settlement with Union Pacific regarding certain coal delivery issues should be allocated among Entergy Arkansas and the other Utility operating companies post-termination of the System Agreement. In December 2014 a FERC ALJ issued an initial decision finding that Entergy Arkansas would realize benefits after December 18, 2013 from the 2008 settlement agreement between Entergy Services, Entergy Arkansas, and Union Pacific, related to certain coal delivery issues. The ALJ further found that all of the Utility operating companies should share in those benefits pursuant to a methodology proposed by the MPSC. The Utility operating companies and other parties to the proceeding filed briefs on exceptions and/or briefs opposing exceptions with the FERC challenging various aspects of the December 2014 initial decision. In March 2016 the FERC issued an opinion affirming the December 2014 initial decision with regard to the determination that there were benefits related to the Union Pacific settlement, which were realized post-Entergy Arkansas’s December 2013 withdrawal from the System Agreement, that should be shared with the other Utility operating companies utilizing the methodology proposed by the MPSC and trued-up to actual coal volumes purchased. In May 2016, Entergy made a compliance filing that provided the calculation of Union Pacific settlement benefits utilizing the methodology adopted by the initial decision, trued-up for the actual volumes of coal purchased. The payments were made in May 2016. In August 2016 the FERC issued an order accepting Entergy’s compliance filing. Also in August 2016 the APSC filed a petition for review of the FERC’s March 2016 and August 2016 orders with the U.S. Court of Appeals for the D.C. Circuit. Oral argument before the D.C. Circuit was held on the APSC’s petition in January 2018 and a decision is pending.

In connection with the System Agreement termination settlement agreement, the purchase power agreements, referred to as the jurisdictional separation plan PPAs, between Entergy Texas and Entergy Gulf States Louisiana that were put in place for certain legacy gas units at the time of Entergy Gulf States’s separation into Entergy Texas and Entergy Gulf States Louisiana terminated effective with the System Agreement termination. Similarly, the purchase power agreement between Entergy Gulf States Louisiana and Entergy Texas for the Calcasieu unit also terminated. In

Entergy Corporation and Subsidiaries
Notes to Financial Statements

March 2016, Entergy Services filed with the FERC the notices of termination. The jurisdictional separation plan PPAs were the means by which Entergy Texas received payment for its receivable associated with Entergy Louisiana’s Spindletop gas storage facility regulatory asset. As a result of the System Agreement termination settlement agreement, effective with the termination date, Entergy Texas no longer receives payments from Entergy Louisiana related to the Spindletop storage facility, which resulted in a write-off recorded in 2015 by Entergy Texas of $23.5 million ($15.3 million net-of-tax). Upon termination of the System Agreement, other purchase power agreements entered into under Service Schedule MSS-4 of the System Agreement were replaced with updated agreements under a FERC-jurisdictional tariff effective September 1, 2016.

Interruptible Load Proceeding

In April 2007 the U.S. Court of Appeals for the D.C. Circuit issued its opinion in the LPSC’s appeal of the FERC’s March 2004 and April 2005 orders related to the treatment under the System Agreement of the Utility operating companies’ interruptible loads.  In its opinion the D.C. Circuit concluded that the FERC: (1) acted arbitrarily and capriciously by allowing the Utility operating companies to phase-in the effects of the elimination of the interruptible load over a 12-month period of time; (2) failed to adequately explain why refunds could not be ordered under Section 206(c) of the Federal Power Act; and (3) exercised appropriately its discretion to defer addressing the cost of sulfur dioxide allowances until a later time.  The D.C. Circuit remanded the matter to the FERC for a more considered determination on the issue of refunds.  The FERC issued its order on remand in September 2007, in which it directed Entergy to make a compliance filing removing all interruptible load from the computation of peak load responsibility commencing April 1, 2004 and to issue any necessary refunds to reflect this change.  In addition, the order directed the Utility operating companies to make refunds for the period May 1995 through July 1996.  In November 2007 the Utility operating companies filed a refund report describing the refunds to be issued pursuant to the FERC’s orders.  The LPSC filed a protest to the refund report in December 2007, and the Utility operating companies filed an answer to the protest in January 2008.  The refunds were made in October 2008 by the Utility operating companies that owed refunds to the Utility operating companies that were due refunds under the decision.  The APSC and the Utility operating companies appealed the FERC decisions to the D.C. Circuit.

Following the filing of petitioners’ initial briefs, the FERC filed a motion requesting the D.C. Circuit hold the appeal of the FERC’s decisions ordering refunds in the interruptible load proceeding in abeyance and remand the record to the FERC.  The D.C. Circuit granted the FERC’s unopposed motion in June 2009.  In December 2009 the FERC established a paper hearing to determine whether the FERC had the authority and, if so, whether it would be appropriate to order refunds resulting from changes in the treatment of interruptible load in the allocation of capacity costs by the Utility operating companies.  In August 2010 the FERC issued an order stating that it has the authority and refunds are appropriate.  The APSC, the MPSC, and Entergy requested rehearing of the FERC’s decision.  In June 2011 the FERC issued an order granting rehearing in part and denying rehearing in part, in which the FERC determined to invoke its discretion to deny refunds.  The FERC held that in this case where “the Entergy system as a whole collected the proper level of revenue, but, as was later established, incorrectly allocated peak load responsibility among the various Entergy operating companies….the Commission will apply here our usual practice in such cases, invoking our equitable discretion to not order refunds, notwithstanding our authority to do so.”  The LPSC has requested rehearing of the FERC’s June 2011 decision.  In July 2011 the refunds made in the fourth quarter 2009 described above were reversed. In October 2011 the FERC issued an “Order Establishing Paper Hearing” inviting parties that oppose refunds to file briefs within 30 days addressing the LPSC’s argument that FERC precedent supports refunds under the circumstances present in this proceeding.  Parties that favor refunds were then invited to file reply briefs within 21 days of the date that the initial briefs were due.

In September 2010 the FERC had issued an order setting the refund report filed in the proceeding in November 2007 for hearing and settlement judge procedures.  In May 2011, Entergy filed a settlement agreement that resolved all issues relating to the refund report set for hearing.  In June 2011 the settlement judge certified the settlement as uncontested.  The settlement agreement was approved by the FERC in September 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

In April 2016 the FERC issued an order on remand that addressed the December 2014 decision by the D.C. Circuit in the interruptible load proceeding. The order on remand affirmed the FERC’s denial of refunds for the 15-month refund effective period. The FERC explained and clarified its policies regarding refunds and concluded that the evidence in the record demonstrated that the relevant equitable factors favored not requiring refunds in this case. The FERC also noted that, under Section 206(c) of the Federal Power Act, in a Section 206 proceeding involving two or more electric utility companies of a registered holding company system, the FERC may order refunds only if it determines the refunds would not cause the registered holding company to experience any reduction in revenues resulting from an inability of an electric utility company in the system to recover the resulting increase in costs. The FERC stated it was not able to find that the Entergy system would not experience a reduction in revenues if refunds were awarded in this proceeding, which further supported the denial of refunds. In May 2016 the LPSC filed a request for rehearing of the FERC’s April 2016 order. In September 2016 the FERC issued an order denying the LPSC’s request for rehearing and reaffirming its denial of refunds for the 15-month refund effective period. The LPSC has appealed the April and September 2016 orders to the U.S. Court of Appeals for the D.C. Circuit. Oral argument before the D.C. Circuit was held before the D.C. Circuit in February 2018 and a decision is pending.

Entergy Arkansas Opportunity Sales Proceeding

In June 2009 the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocated the energy generated by Entergy System resources; (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity; and (c) violated the provision of the System Agreement that prohibited sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenged sales made beginning in 2002 and requested refunds.  In July 2009 the Utility operating companies filed a response to the complaint requesting that the FERC dismiss the complaint on the merits without hearing because the LPSC has failed to meet its burden of showing any violation of the System Agreement and failed to produce any evidence of imprudent action by the Entergy System.  In their response,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The FERC subsequently ordered a hearing in the proceeding.

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

The FERC issued a decision in June 2012 and held that, while the System Agreement is ambiguous, it does provide authority for individual Utility operating companies to make opportunity sales for their own account and Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement does not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load, but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the System Agreement.  Quantifying the effect of the FERC’s decision requires re-running intra-system bills for a ten-year period, and the FERC in its decision established further hearing procedures to determine the calculation of the effects.  In July 2012, Entergy and the LPSC filed requests for rehearing of the FERC’s June 2012 decision. A hearing was held in May 2013 to quantify the effect of repricing the opportunity sales in accordance with the FERC’s June 2012 decision.

In August 2013 the presiding judge issued an initial decision in the calculation proceeding. The initial decision concluded that the methodology proposed by the LPSC, rather than the methodologies proposed by Entergy or the FERC Staff, should be used to calculate the payments that Entergy Arkansas is to make to the other Utility operating companies. The initial decision also concluded that the other System Agreement service schedules should not be adjusted and that payments by Entergy Arkansas should not be reflected in the rough production cost equalization bandwidth calculations for the applicable years. The initial decision recognized that the LPSC’s methodology would result in an inequitable windfall to the other Utility operating companies and, therefore, concluded that any payments by Entergy Arkansas should be reduced by 20%. The LPSC, the APSC, the City Council, and FERC staff filed briefs on exceptions and/or briefs opposing exceptions. Entergy filed a brief on exceptions requesting that the FERC reverse the initial decision and a brief opposing certain exceptions taken by the LPSC and FERC staff.

In April 2016 the FERC issued orders addressing requests for rehearing filed in July 2012 and the ALJ’s August 2013 initial decision. The first order denied Entergy’s request for rehearing and affirmed the FERC’s earlier rulings that Entergy’s original methodology for allocating energy costs to the opportunity sales was incorrect and, as a result, Entergy Arkansas must make payments to the other Utility operating companies to put them in the same position that they would have been in absent the incorrect allocation. The FERC clarified that interest should be included with the payments. The second order affirmed in part, and reversed in part, the rulings in the ALJ’s August 2013 initial decision regarding the methodology that should be used to calculate the payments Entergy Arkansas is to make to the other Utility operating companies. The FERC affirmed the ALJ’s ruling that a full re-run of intra-system bills should be performed, but required that methodology be modified so that the sales have the same priority for purposes of energy allocation as joint account sales. The FERC reversed the ALJ’s decision that any payments by Entergy Arkansas should be reduced by 20%. The FERC also reversed the ALJ’s decision that adjustments to other System Agreement service

Entergy Corporation and Subsidiaries
Notes to Financial Statements

schedules and excess bandwidth payments should not be taken into account when calculating the payments to be made by Entergy Arkansas. The FERC held that such adjustments and excess bandwidth payments should be taken into account, but ordered further proceedings before an ALJ to address whether a cap on any reduction due to bandwidth payments was necessary and to implement the other adjustments to the calculation methodology.

In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order arguing that payments made by Entergy Arkansas should be reduced as a result of the timing of the LPSC’s approval of certain contracts. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order. In September 2017 the FERC issued an order denying the request for rehearing on the issue of whether any payments by Entergy Arkansas to the other Utility operating companies should be reduced due to the timing of the LPSC’s approval of Entergy Arkansas’s wholesale baseload contract with Entergy Louisiana. In November 2017 the FERC issued an order denying all of the remaining requests for rehearing of the April 2016 order. In November 2017, Entergy Services filed a petition for review in the D.C. Circuit of the FERC’s orders in the first two phases of the opportunity sales case. In December 2017 the D.C. Circuit granted Entergy Services’s request to hold the appeal in abeyance pending final resolution of the related proceeding still pending with the FERC. In January 2018 the APSC and the LPSC filed separate petitions for review in the D.C. Circuit, and the D.C. Circuit consolidated the appeals with Entergy Services’s appeal and held all of the appeals in abeyance.

Pursuant to the procedural schedule established in the case, Entergy Services re-ran intra-system bills for the ten-year period 2000-2009 to quantify the effects of the FERC's ruling. In November 2016 the LPSC submitted testimony disputing certain aspects of the calculations. A hearing was held in May 2017. In July 2017, the ALJ issued an initial decision concluding that Entergy Arkansas should pay $86 million plus interest to the other Utility operating companies. In August 2017 the Utility operating companies, the LPSC, the APSC, and FERC staff filed individual briefs on exceptions challenging various aspects of the initial decision. In September 2017 the Utility operating companies, the LPSC, the APSC, the MPSC, the City Council, and FERC staff filed separate briefs opposing exceptions taken by various parties. The case is pending before the FERC. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing the initial decision and Entergy submits a subsequent filing to comply with that order.

The effect of the FERC’s decisions thus far in the case would be that Entergy Arkansas will make payments to some or all of the other Utility operating companies. Because further proceedings will still occur in the case, the amount and recipients of payments by Entergy Arkansas are unknown at this time. Based on testimony previously submitted in the case and its assessment of the April 2016 FERC orders, in the first quarter 2016, Entergy Arkansas recorded a liability of $87 million, which includes interest, for its estimated increased costs and payment to the other Utility operating companies. This estimate is subject to change depending on how the FERC resolves the issues that are still outstanding in the case, including its review of the July 2017 initial decision. Entergy Arkansas’s increased costs will be attributed to Entergy Arkansas’s retail and wholesale businesses, and it is not probable that Entergy Arkansas will recover the wholesale portion. Entergy Arkansas, therefore, recorded a deferred fuel regulatory asset in the first quarter 2016 of approximately $75 million, which represents its estimate of the retail portion of the costs. Following its assessment of the course of the proceedings, including the FERC’s denial of rehearing in November 2017 described above, in the fourth quarter 2017, Entergy Arkansas recorded an additional liability of $35 million and a regulatory asset of $31 million. Because management currently expects to recover the retail portion of the costs through a base rate proceeding or newly proposed rider, the regulatory asset is reflected as Other regulatory assets as of December 31, 2017.

Complaint Against System Energy

In January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%. The complaint alleges that the return on equity is unjust and unreasonable because current capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017 as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. In September 2017 the FERC established a refund effective date of January 23, 2017, consolidated the return on equity complaint with the proceeding described in Unit Power Sales Agreement below, and directed the parties to engage in settlement proceedings before an ALJ. If the parties fail to come to an agreement during settlement proceedings, a prehearing conference will be held to establish a procedural schedule for hearing proceedings.

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

In September 2017 the FERC accepted System Energy’s proposed Unit Power Sales Agreement amendments, subject to further proceedings to consider the justness and reasonableness of the amendments. Because the amendments propose a rate decrease, the FERC also initiated an investigation under Section 206 of the Federal Power Act to determine if the rate decrease should be lower than proposed. The FERC accepted the proposed amendments effective October 1, 2017, subject to refund pending the outcome of the further settlement and/or hearing proceedings, and established a refund effective date of October 11, 2017 with respect to the rate decrease. The FERC also consolidated the Unit Power Sales Agreement amendment proceeding with the proceeding described in Complaint Against System Energy above, and directed the parties to engage in settlement proceedings before an ALJ. If the parties fail to come to an agreement during settlement proceedings, a prehearing conference will be held to establish a procedural schedule for hearing proceedings.

Storm Cost Recovery Filings with Retail Regulators

Entergy Louisiana

Hurricane Isaac

In August 2012, Hurricane Isaac caused extensive damage to Entergy Louisiana’s service area.  The storm resulted in widespread power outages, significant damage primarily to distribution infrastructure, and the loss of sales during the power outages.  In June 2014 the LPSC authorized Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs.  Entergy Louisiana committed to pass on to customers a minimum of $30.8 million of customer benefits through annual customer credits of approximately $6.2 million for five years. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation (LURC) and the Louisiana State Bond Commission.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA and there is no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as the billing and collection agent for the state.

Hurricane Gustav and Hurricane Ike

In September 2008, Hurricane Gustav and Hurricane Ike caused catastrophic damage to Entergy Louisiana’s service territory.  In December 2009, Entergy Louisiana entered into a stipulation agreement with the LPSC staff regarding its storm costs.  In March and April 2010, Entergy Louisiana and other parties to the proceeding filed with the LPSC an uncontested stipulated settlement that included Entergy Louisiana’s proposal to utilize Act 55 financing, which included a commitment to pass on to customers a minimum of $43.3 million of customer benefits through a prospective annual rate reduction of $8.7 million for five years.  In April 2010 the LPSC approved the settlement and subsequently issued financing orders and a ratemaking order intended to facilitate the implementation of the Act 55 financings.  In June 2010 the Louisiana State Bond Commission approved the Act 55 financing. The settlement agreement allowed for an adjustment to the credits if there was a change in the applicable federal or state income tax rate. As a result of the enactment of the Tax Cuts and Jobs Act, in December 2017, and the lowering of the federal corporate income tax rate from 35% to 21%, the Louisiana Act 55 financing savings obligation regulatory liability related to Hurricane Gustav and Hurricane Ike was reduced by $2.7 million, with a corresponding increase to Other regulatory credits on the income statement. The effects of the Tax Cuts and Jobs Act are discussed further in Note 3 to the financial statements.

In July 2010, the LCDA issued two series of bonds totaling $713.0 million under Act 55.  From the $702.7 million of bond proceeds loaned by the LCDA to the LURC, the LURC deposited $290 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $412.7 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana used $412.7 million to acquire 4,126,940.15 Class B preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 9% annual distribution rate. Distributions are payable quarterly commencing on September 15, 2010, and the membership interests have a liquidation price of $100 per unit. The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.

Entergy and Entergy Louisiana do not report the bonds issued by the LCDA on their balance sheets because the bonds are the obligation of the LCDA, and there is no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as the billing and collection agent for the state.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Hurricane Katrina and Hurricane Rita

In August and September 2005, Hurricanes Katrina and Rita caused catastrophic damage to Entergy Louisiana’s service territory. In March 2008, Entergy Louisiana and the LURC filed at the LPSC an application requesting that the LPSC grant a financing order authorizing the financing of Entergy Louisiana storm costs, storm reserves, and issuance costs pursuant to Louisiana Act 55.  The Louisiana Act 55 financing is expected to produce additional customer benefits as compared to traditional securitization.  Entergy Louisiana also filed an application requesting LPSC approval for ancillary issues including the mechanism to flow charges and savings to customers via a storm cost offset rider.  In April 2008 the Louisiana Public Facilities Authority (LPFA), which is the issuer of the bonds pursuant to the Act 55 financing, approved requests for the Act 55 financing.  Also in April 2008, Entergy Louisiana and the LPSC staff filed with the LPSC an uncontested stipulated settlement that included Entergy Louisiana’s proposal under the Act 55 financing, which included a commitment to pass on to customers a minimum of $40 million of customer benefits through a prospective annual rate reduction of $8 million for five years.  The LPSC subsequently approved the settlement and issued two financing orders and one ratemaking order intended to facilitate implementation of the Act 55 financing.  In May 2008 the Louisiana State Bond Commission granted final approval of the Act 55 financing. The settlement agreement allowed for an adjustment to the credits if there was a change in the applicable federal or state income tax rate. As a result of the enactment of the Tax Cuts and Jobs Act, in December 2017, and the lowering of the federal corporate income tax rate from 35% to 21%, the Louisiana Act 55 financing savings obligation regulatory liability related to Hurricanes Katrina and Rita was reduced by $22.3 million, with a corresponding increase to Other regulatory credits on the income statement. The effects of the Tax Cuts and Jobs Act are discussed further in Note 3 to the financial statements.

In July 2008 the LPFA issued $687.7 million in bonds under the aforementioned Act 55.  From the $679 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $152 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $527 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $545 million, including $17.8 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 5,449,861.85 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC, a company wholly-owned and consolidated by Entergy, that carry a 10% annual distribution rate.  In August 2008, the LPFA issued $278.4 million in bonds under the aforementioned Act 55.  From the $274.7 million of bond proceeds loaned by the LPFA to the LURC, the LURC deposited $87 million in a restricted escrow account as a storm damage reserve for Entergy Louisiana and transferred $187.7 million directly to Entergy Louisiana.  From the bond proceeds received by Entergy Louisiana from the LURC, Entergy Louisiana invested $189.4 million, including $1.7 million that was withdrawn from the restricted escrow account as approved by the April 16, 2008 LPSC orders, in exchange for 1,893,918.39 Class A preferred, non-voting, membership interest units of Entergy Holdings Company LLC that carry a 10% annual distribution rate.  Distributions are payable quarterly commencing on September 15, 2008 and have a liquidation price of $100 per unit.  The preferred membership interests are callable at the option of Entergy Holdings Company LLC after ten years under the terms of the LLC agreement.  The terms of the membership interests include certain financial covenants to which Entergy Holdings Company LLC is subject, including the requirement to maintain a net worth of at least $1 billion.  In February 2012, Entergy Louisiana sold 500,000 of its Class A preferred membership units in Entergy Holdings Company LLC, a wholly-owned Entergy subsidiary, to a third party in exchange for $51 million plus accrued but unpaid distributions on the units.  The 500,000 preferred membership units are mandatorily redeemable in January 2112.

Entergy and Entergy Louisiana do not report the bonds issued by the LPFA on their balance sheets because the bonds are the obligation of the LPFA, and there is no recourse against Entergy or Entergy Louisiana in the event of a bond default.  To service the bonds, Entergy Louisiana collects a system restoration charge on behalf of the LURC, and remits the collections to the bond indenture trustee.  Entergy and Entergy Louisiana do not report the collections as revenue because Entergy Louisiana is merely acting as the billing and collection agent for the state.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Mississippi

Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of April 30, 2016, Entergy Mississippi’s storm damage provision balance was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with June 2016 bills. As of September 30, 2016, however, Entergy Mississippi’s storm damage provision balance again exceeded $15 million. Accordingly the storm damage provision was reset to zero beginning with November 2016 bills. As of July 31, 2017, the balance in Entergy Mississippi’s accumulated storm damage provision was again less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with September 2017 bills.

Entergy New Orleans

In August 2012, Hurricane Isaac caused extensive damage to Entergy New Orleans’s service area. In January 2015 the City Council issued a resolution approving the terms of a joint agreement in principle filed by Entergy New Orleans, Entergy Louisiana, and the City Council Advisors determining, among other things, that Entergy New Orleans’s prudently-incurred storm recovery costs were $49.3 million, of which $31.7 million, net of reimbursements from the storm reserve escrow account, remained recoverable from Entergy New Orleans’s electric customers. The resolution also directed Entergy New Orleans to file an application to securitize the unrecovered City Council-approved storm recovery costs of $31.7 million pursuant to the Louisiana Electric Utility Storm Recovery Securitization Act (Louisiana Act 64). In addition, the resolution found that it was reasonable for Entergy New Orleans to include in the principal amount of its potential securitization the costs to fund and replenish Entergy New Orleans’s storm reserve in an amount that achieved the City Council-approved funding level of $75 million. In January 2015, in compliance with that directive, Entergy New Orleans filed with the City Council an application requesting that the City Council grant a financing order authorizing the financing of Entergy New Orleans’s storm costs, storm reserves, and issuance costs pursuant to Louisiana Act 64. In May 2015 the parties entered into an agreement in principle and the City Council issued a financing order authorizing Entergy New Orleans to issue storm recovery bonds in the aggregate amount of $98.7 million, including $31.8 million for recovery of Entergy New Orleans’s Hurricane Isaac storm recovery costs, including carrying costs, $63.9 million to fund and replenish Entergy New Orleans’s storm reserve, and approximately $3 million for estimated up-front financing costs associated with the securitization. See Note 5 to the financial statements for discussion of the issuance of the securitization bonds in July 2015.

New Nuclear Generation Development Costs

Entergy Louisiana

Entergy Louisiana and Entergy Gulf States Louisiana were developing a project option for new nuclear generation at River Bend.  In March 2010, Entergy Louisiana and Entergy Gulf States Louisiana filed with the LPSC seeking approval to continue the limited development activities necessary to preserve an option to construct a new unit at River Bend.  At its June 2012 meeting the LPSC voted to uphold an ALJ recommendation that the request of Entergy Louisiana and Entergy Gulf States Louisiana be declined on the basis that the LPSC’s rule on new nuclear development does not apply to activities to preserve an option to develop and on the further grounds that the companies improperly engaged in advanced preparation activities prior to certification.  The LPSC directed that Entergy Louisiana and Entergy Gulf States Louisiana be permitted to seek recovery of these costs in their upcoming rate case filings that were subsequently filed in February 2013. In the resolution of the rate case proceeding the LPSC provided for an eight-year amortization of costs incurred in connection with the potential development of new nuclear generation at River Bend, without carrying costs, beginning in December 2014, provided, however, that amortization of these costs shall not result in a future rate increase. As of December 31, 2017, Entergy Louisiana has a regulatory asset of $35.8 million on its balance sheet related to these new nuclear generation development costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 3.    INCOME TAXES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Income taxes for 2017, 2016, and 2015 for Entergy Corporation and Subsidiaries consist of the following:

	2017	2016	2015
	(In Thousands)
Current:
Federal	$29,595	$45,249	$77,166
Foreign	—	68	97
State	15,478	(14,960)	157,829
Total	45,073	30,357	235,092
Deferred and non-current - net	505,010	(840,465)	(864,799)
Investment tax credit adjustments - net	(7,513)	(7,151)	(13,220)
Income taxes	$542,570	($817,259)	($642,927)

Income taxes for 2017, 2016, and 2015 for Entergy’s Registrant Subsidiaries consist of the following:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	$16,086	($84,250)	($8,845)	($30,635)	$6,034	$47,674
State	9,191	1,480	(924)	(728)	310	5,314
Total	25,277	(82,770)	(9,769)	(31,363)	6,344	52,988
Deferred and non-current - net	69,753	572,988	83,501	62,946	43,102	19,243
Investment tax credit adjustments - net	(1,226)	(4,920)	187	1,695	(965)	(2,262)
Income taxes	$93,804	$485,298	$73,919	$33,278	$48,481	$69,969

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	($14,748)	($124,113)	$10,603	($91,067)	$19,656	$29,628
State	2,805	10,757	2,257	566	1,374	(25,825)
Total	(11,943)	(113,356)	12,860	(90,501)	21,030	3,803
Deferred and non-current - net	120,942	208,157	46,984	119,345	42,982	71,051
Investment tax credit adjustments - net	(1,226)	(5,067)	4,010	(139)	(915)	(3,793)
Income taxes	$107,773	$89,734	$63,854	$28,705	$63,097	$71,061

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Current:
Federal	$66,966	$101,382	$25,628	($9,346)	$53,313	($63,302)
State	6,265	35,406	6,832	1,784	2,450	26,755
Total	73,231	136,788	32,460	(7,562)	55,763	(36,547)
Deferred and non-current - net	(31,463)	47,220	31,149	32,890	(17,599)	93,491
Investment tax credit adjustments - net	(1,227)	(5,337)	(1,737)	(138)	(914)	(3,867)
Income taxes	$40,541	$178,671	$61,872	$25,190	$37,250	$53,077

Total income taxes for Entergy Corporation and Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before income taxes.  The reasons for the differences for the years 2017, 2016, and 2015 are:

	2017	2016	2015
	(In Thousands)
Net income (loss) attributable to Entergy Corporation	$411,612	($583,618)	($176,562)
Preferred dividend requirements of subsidiaries	13,741	19,115	19,828
Consolidated net income (loss)	425,353	(564,503)	(156,734)
Income taxes	542,570	(817,259)	(642,927)
Income (loss) before income taxes	$967,923	($1,381,762)	($799,661)
Computed at statutory rate (35%)	$338,773	($483,617)	($279,881)
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	44,179	40,581	29,944
Regulatory differences - utility plant items	39,825	33,581	32,089
Equity component of AFUDC	(33,282)	(23,647)	(18,191)
Amortization of investment tax credits	(10,204)	(10,889)	(11,136)
Flow-through / permanent differences	8,727	(19,307)	(7,872)
Tax legislation enactment (a)	560,410	—	—
Louisiana business combination	—	—	(333,655)
Entergy Wholesale Commodities restructuring (b)	(373,277)	(237,760)	—
Act 55 financing settlement (d)	—	(63,477)	—
FitzPatrick disposition	(44,344)	—	—
Provision for uncertain tax positions (c) (d)	8,756	(67,119)	(56,683)
Valuation allowance	—	11,411	—
Other - net	3,007	2,984	2,458
Total income taxes as reported	$542,570	($817,259)	($642,927)
Effective Income Tax Rate	56.1%	59.1%	80.4%

(a)	See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the tax legislation enactment.

(b)	See “Other Tax Matters - Entergy Wholesale Commodities Restructuring” below for discussion of the Entergy Wholesale Commodities restructuring.

(c)	See “Income Tax Audits - 2008-2009 IRS Audit” below for discussion of the most significant items for 2015.

(d)	See “Income Tax Audits - 2010-2011 IRS Audit” below for discussion of the most significant items for 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total income taxes for the Registrant Subsidiaries differ from the amounts computed by applying the statutory income tax rate to income before taxes.  The reasons for the differences for the years 2017, 2016, and 2015 are:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$139,844	$316,347	$110,032	$44,553	$76,173	$78,596
Income taxes	93,804	485,298	73,919	33,278	48,481	69,969
Pretax income	$233,648	$801,645	$183,951	$77,831	$124,654	$148,565
Computed at statutory rate (35%)	$81,777	$280,576	$64,383	$27,241	$43,629	$51,998
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	11,586	31,927	6,202	2,842	527	5,635
Regulatory differences - utility plant items	7,220	12,168	1,356	619	5,581	12,880
Equity component of AFUDC	(6,458)	(18,020)	(3,383)	(847)	(2,353)	(2,221)
Amortization of investment tax credits	(1,201)	(4,871)	(160)	(124)	(951)	(2,896)
Flow-through / permanent differences	3,098	3,774	1,567	(3,352)	1,428	(276)
Tax legislation enactment (a)	(3,090)	217,258	3,492	6,153	2,981	(69)
Non-taxable dividend income	—	(44,658)	—	—	—	—
Provision for uncertain tax positions	200	5,700	228	600	(2,617)	4,800
Other - net	672	1,444	234	146	256	118
Total income taxes as reported	$93,804	$485,298	$73,919	$33,278	$48,481	$69,969
Effective Income Tax Rate	40.1%	60.5%	40.2%	42.8%	38.9%	47.1%

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$167,212	$622,047	$109,184	$48,849	$107,538	$96,744
Income taxes	107,773	89,734	63,854	28,705	63,097	71,061
Pretax income	$274,985	$711,781	$173,038	$77,554	$170,635	$167,805
Computed at statutory rate (35%)	$96,245	$249,123	$60,563	$27,144	$59,722	$58,732
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	11,652	29,014	5,592	3,543	449	7,001
Regulatory differences - utility plant items	10,971	8,094	(1,154)	2,329	4,140	9,201
Equity component of AFUDC	(5,985)	(9,774)	(2,030)	(412)	(2,666)	(2,780)
Amortization of investment tax credits	(1,201)	(5,019)	(160)	(132)	(900)	(3,476)
Flow-through / permanent differences	(3,848)	(980)	764	(3,609)	634	(883)
Act 55 financing settlement (b)	—	(61,620)	—	—	(454)	—
Non-taxable dividend income	—	(44,658)	—	—	—	—
Provision for uncertain tax positions (b)	(717)	(75,871)	50	(300)	1,926	3,151
Other - net	656	1,425	229	142	246	115
Total income taxes as reported	$107,773	$89,734	$63,854	$28,705	$63,097	$71,061
Effective Income Tax Rate	39.2%	12.6%	36.9%	37.0%	37.0%	42.3%

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net income	$74,272	$446,639	$92,708	$44,925	$69,625	$111,318
Income taxes	40,541	178,671	61,872	25,190	37,250	53,077
Pretax income	$114,813	$625,310	$154,580	$70,115	$106,875	$164,395
Computed at statutory rate (35%)	$40,185	$218,859	$54,103	$24,540	$37,406	$57,538
Increases (reductions) in tax resulting from:
State income taxes net of federal income tax effect	6,643	23,650	5,219	2,887	1,621	6,403
Regulatory differences - utility plant items	7,299	3,013	2,383	2,201	3,703	12,167
Equity component of AFUDC	(4,979)	(5,420)	(1,083)	(451)	(1,987)	(2,973)
Amortization of investment tax credits	(1,201)	(5,252)	(160)	(111)	(900)	(3,476)
Flow-through / permanent differences	(4,062)	2,460	431	(4,539)	530	618
Non-taxable dividend income	—	(44,658)	—	—	—	—
Provision for uncertain tax positions (c)	(3,978)	(15,377)	756	525	(3,365)	(17,313)
Other - net	634	1,396	223	138	242	113
Total income taxes as reported	$40,541	$178,671	$61,872	$25,190	$37,250	$53,077
Effective Income Tax Rate	35.3%	28.6%	40.0%	35.9%	34.9%	32.3%

(a)	See “Other Tax Matters - Tax Cuts and Jobs Act” below for discussion of the tax legislation enactment.

(b)	See “Income Tax Audits - 2010-2011 IRS Audit” below for discussion of the most significant items for Entergy Louisiana.

(c)	See “Income Tax Audits - 2008-2009 IRS Audit” below for discussion of the most significant items for Entergy Louisiana and System Energy.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for Entergy Corporation and Subsidiaries as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($3,963,798)	($6,362,905)
Regulatory assets	—	(584,572)
Nuclear decommissioning trusts/receivables	(1,657,808)	(1,739,977)
Pension, net funding	(350,743)	(429,896)
Combined unitary state taxes	(24,645)	(33,063)
Power purchase agreements	(19,621)	(993)
Other	(249,327)	(251,719)
Total	(6,265,942)	(9,403,125)
Deferred tax assets:
Nuclear decommissioning liabilities	964,945	1,399,468
Regulatory liabilities	841,370	255,272
Pension and other post-employment benefits	343,817	539,456
Sale and leaseback	122,397	135,866
Compensation	75,217	99,300
Accumulated deferred investment tax credit	59,285	92,375
Provision for allowances and contingencies	126,391	188,390
Net operating loss carryforwards	467,255	334,025
Capital losses and miscellaneous tax credits	16,738	18,470
Valuation allowance	(137,283)	(104,277)
Other	54,058	59,079
Total	2,934,190	3,017,424
Non-current accrued taxes (including unrecognized tax benefits)	(956,547)	(991,704)
Accumulated deferred income taxes and taxes accrued	($4,288,299)	($7,377,405)

Entergy’s estimated tax attributes carryovers and their expiration dates as of December 31, 2017 are as follows:

Carryover Description	Carryover Amount	Year(s) of expiration

Federal net operating losses	$10.7 billion	2023-2037
State net operating losses	$9.6 billion	2018-2037
Miscellaneous federal and state credits	$96.6 million	2018-2036

As a result of the accounting for uncertain tax positions, the amount of the deferred tax assets reflected in the financial statements is less than the amount of the tax effect of the federal and state net operating loss carryovers, tax credit carryovers, and other tax attributes reflected on income tax returns. Because it is more likely than not that the benefit from certain state net operating loss and credit carryovers will not be utilized, valuation allowances of $106 million as of December 31, 2017 and $62 million as of December 31, 2016 have been provided on the deferred tax assets relating to these state net operating loss and credit carryovers. Additionally, valuation allowances totaling $31 million as of December 31, 2017 and $42.3 million as of December 31, 2016 have been provided on deferred tax assets related to federal and state jurisdictions in which Entergy does not currently expect to be able to utilize separate company tax return losses, preventing realization of such deferred tax assets.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Significant components of accumulated deferred income taxes and taxes accrued for the Registrant Subsidiaries as of December 31, 2017 and 2016 are as follows:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,289,827)	($1,583,100)	($571,682)	($85,515)	($526,596)	($359,931)
Nuclear decommissioning trusts/receivables	(181,911)	(164,395)	—	—	—	(119,184)
Pension, net funding	(99,971)	(102,138)	(26,413)	(13,040)	(20,700)	(21,871)
Deferred fuel	(16,530)	(1,329)	(19,005)	(1,894)	—	(272)
Other	(23,079)	(98,307)	(11,306)	(23,610)	(8,236)	(5,955)
Total	(1,611,318)	(1,949,269)	(628,406)	(124,059)	(555,532)	(507,213)
Deferred tax assets:
Regulatory liabilities	227,489	368,156	102,676	23,526	25,428	91,271
Nuclear decommissioning liabilities	132,464	58,891	—	—	—	63,180
Pension and other post-employment benefits	(16,252)	98,596	(4,865)	(9,618)	(12,044)	(516)
Sale and leaseback	—	19,915	—	—	—	102,482
Accumulated deferred investment tax credit	8,913	35,323	2,212	488	2,516	9,832
Provision for allowances and contingencies	4,367	80,516	11,898	24,234	4,383	—
Power purchase agreements	—	(6,924)	1,129	—	—	—
Unbilled/deferred revenues	6,195	(18,263)	4,847	1,811	7,736	—
Compensation	2,566	4,387	1,466	723	1,224	332
Net operating loss carryforwards	16,172	44	10,255	—	1,690	—
Capital losses and miscellaneous tax credits	2,678	—	5,736	—	—	—
Other	473	21,922	1,307	388	1,133	—
Total	385,065	662,563	136,661	41,552	32,066	266,581
Non-current accrued taxes (including unrecognized tax benefits)	35,584	(763,665)	2,939	(200,795)	(21,176)	(535,788)
Accumulated deferred income taxes and taxes accrued	($1,190,669)	($2,050,371)	($488,806)	($283,302)	($544,642)	($776,420)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Deferred tax liabilities:
Plant basis differences - net	($1,857,554)	($2,357,599)	($820,971)	($177,242)	($835,671)	($651,394)
Regulatory assets	(109,241)	(219,750)	(25,309)	(36,301)	(153,914)	(39,879)
Nuclear decommissioning trusts	(144,250)	(119,544)	—	—	—	(83,891)
Pension, net funding	(123,889)	(122,465)	(34,284)	(16,307)	(28,371)	(29,357)
Deferred fuel	(14,774)	(1,778)	(12,770)	(5,229)	(2,808)	(1,137)
Power purchase agreements	—	—	—	—	—	—
Other	(47,785)	(22,136)	(12,474)	(18,536)	(8,812)	(2,051)
Total	(2,297,493)	(2,843,272)	(905,808)	(253,615)	(1,029,576)	(807,709)
Deferred tax assets:
Regulatory liabilities	5,768	175,973	18,833	25,240	15,814	13,644
Nuclear decommissioning liabilities	124,206	55,408	—	—	—	53,113
Pension and other post-employment benefits	(24,467)	145,401	(8,042)	(12,070)	(19,096)	(1,182)
Sale and leaseback	—	33,383	—	—	—	102,483
Accumulated deferred investment tax credit	13,848	54,509	3,315	239	4,527	15,936
Provision for allowances and contingencies	(1,497)	124,309	21,817	36,466	5,904	—
Power purchase agreements	(3,094)	29,827	1,905	—	140	—
Unbilled/deferred revenues	6,799	(35,006)	5,085	3,751	11,902	—
Compensation	2,787	5,309	1,492	685	1,587	360
Net operating loss carryforwards	69,524	17,125	—	—	—	—
Capital losses and miscellaneous tax credits	2,074	—	4,487	—	—	—
Other	174	17,110	1,152	496	2,955	—
Total	196,122	623,348	50,044	54,807	23,733	184,354
Non-current accrued taxes (including unrecognized tax benefits)	(85,252)	(471,194)	(5,567)	(136,145)	(21,804)	(489,510)
Accumulated deferred income taxes and taxes accrued	($2,186,623)	($2,691,118)	($861,331)	($334,953)	($1,027,647)	($1,112,865)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ estimated tax attributes carryovers and their expiration dates as of December 31, 2017 are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Federal net operating losses	$77 million	$4.3 billion	$86.6 million	$1.1 billion	—	—
Year(s) of expiration	2030-2037	2035-2037	2030-2037	2037	N/A	N/A

State net operating losses	—	$5 billion	—	$1.2 billion	—	—
Year(s) of expiration	N/A	2029-2037	N/A	2037	N/A	N/A

Misc. federal credits	$2.7 million	$1.7 million	$2.7 million	$2.1 million	$0.6 million	$2.5 million
Year(s) of expiration	2029-2036	2029-2036	2029-2036	2029-2036	2029-2036	2029-2036

State credits	—	—	$4.9 million	—	$3.2 million	$10 million
Year(s) of expiration	N/A	N/A	2018-2021	N/A	2026	2018-2021

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

	2017	2016	2015
	(In Thousands)
Gross balance at January 1	$3,909,855	$2,611,585	$4,736,785
Additions based on tax positions related to the current year	1,120,687	1,532,782	1,850,705
Additions for tax positions of prior years	283,683	368,404	59,815
Reductions for tax positions of prior years (a)	(442,379)	(265,653)	(3,966,535)
Settlements	—	(337,263)	(68,227)
Lapse of statute of limitations	—	—	(958)
Gross balance at December 31	4,871,846	3,909,855	2,611,585
Offsets to gross unrecognized tax benefits:
Carryovers and refund claims	(3,945,524)	(2,922,085)	(1,264,483)
Cash paid to taxing authorities	(10,000)	(10,000)	—
Unrecognized tax benefits net of unused tax attributes, refund claims and payments (b)	$916,322	$977,770	$1,347,102

(a)	The primary reduction for 2015 is related to the nuclear decommissioning costs treatment discussed in “Income Tax Audits - 2008-2009 IRS Audit” below.

(b)	Potential tax liability above what is payable on tax returns

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The balances of unrecognized tax benefits include $1,462 million, $1,240 million, and $955 million as of December 31, 2017, 2016, and 2015, respectively, which, if recognized, would lower the effective income tax rates.  Because of the effect of deferred tax accounting, the remaining balances of unrecognized tax benefits of $3,410 million, $2,670 million, and $1,657 million as of December 31, 2017, 2016, and 2015, respectively, if disallowed, would not affect the annual effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Entergy accrues interest expense, if any, related to unrecognized tax benefits in income tax expense.  Entergy’s December 31, 2017, 2016, and 2015 accrued balance for the possible payment of interest is approximately $38 million, $30 million, and $27 million, respectively.

A reconciliation of the Registrant Subsidiaries’ beginning and ending amount of unrecognized tax benefits for 2017, 2016, and 2015 is as follows:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2017	$2,503	$2,440,339	$12,206	$166,230	$15,946	$472,372
Additions based on tax positions related to the current year (a)	8,974	32,843	2,105	509,183	1,747	909
Additions for tax positions of prior years	3,682	235,331	1,267	13,364	3,115	1,432
Reductions for tax positions of prior years	(132,875)	(190,056)	(456)	(9,233)	(4,409)	(29,202)
Gross balance at December 31, 2017	(117,716)	2,518,457	15,122	679,544	16,399	445,511
Offsets to gross unrecognized tax benefits:
Loss carryovers	—	(1,591,907)	(15,122)	(441,374)	(638)	(12,536)
Unrecognized tax benefits net of unused tax attributes and payments	($117,716)	$926,550	$—	$238,170	$15,761	$432,975

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2016	$25,445	$1,690,661	$19,482	$53,897	$13,462	$478,318
Additions based on tax positions related to the current year (a)	16,868	931,720	2,662	33,912	2,002	5,318
Additions for tax positions of prior years	2,463	157,586	336	129,784	2,888	601
Reductions for tax positions of prior years	(41,957)	(144,068)	(10,219)	(29,821)	(1,849)	(10,266)
Settlements	(316)	(195,560)	(55)	(21,542)	(557)	(1,599)
Gross balance at December 31, 2016	2,503	2,440,339	12,206	166,230	15,946	472,372
Offsets to gross unrecognized tax benefits:
Loss carryovers	—	(1,783,093)	(2,373)	(27,320)	(376)	(90,028)
Unrecognized tax benefits net of unused tax attributes and payments	$2,503	$657,246	$9,833	$138,910	$15,570	$382,344

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Gross balance at January 1, 2015	$362,912	$1,205,929	$20,144	$53,763	$17,264	$258,242
Additions based on tax positions related to the current year (b)	2,196	1,367,058	566	472	657	472,304
Additions for tax positions of prior years	1,057	7,992	8,140	48	2,914	913
Reductions for tax positions of prior years	(340,720)	(859,430)	—	(386)	(3,981)	(253,141)
Settlements	—	(30,888)	(9,368)	—	(3,392)	—
Gross balance at December 31, 2015	25,445	1,690,661	19,482	53,897	13,462	478,318
Offsets to gross unrecognized tax benefits:
Loss carryovers	(3,613)	(893,764)	(1,016)	(506)	(276)	(133,611)
Unrecognized tax benefits net of unused tax attributes and payments	$21,832	$796,897	$18,466	$53,391	$13,186	$344,707

(a)	The primary additions for Entergy Louisiana in 2016 and for Entergy New Orleans in 2017 are related to the mark-to-market treatment discussed in “Other Tax Matters - Tax Accounting Methods” below.

(b)	The primary addition for Entergy Louisiana and System Energy is related to the nuclear decommissioning costs treatment discussed in “Other Tax Matters - Tax Accounting Methods” below.

The Registrant Subsidiaries’ balances of unrecognized tax benefits included amounts which, if recognized, would have reduced income tax expense as follows:

	December 31,
	2017	2016	2015
	(In Millions)
Entergy Arkansas	$2.6	$3.6	$4.5
Entergy Louisiana	$575.8	$473.3	$692.7
Entergy Mississippi	$—	$—	$8.1
Entergy New Orleans	$31.7	$33.6	$50.7
Entergy Texas	$4.4	$7.0	$5.2
System Energy	$—	$—	$0.7

The Registrant Subsidiaries accrue interest and penalties related to unrecognized tax benefits in income tax expense.  Penalties have not been accrued.  Accrued balances for the possible payment of interest are as follows:

	December 31,
	2017	2016	2015
	(In Millions)
Entergy Arkansas	$1.6	$1.4	$1.3
Entergy Louisiana	$14.1	$8.4	$9.3
Entergy Mississippi	$1.0	$0.8	$0.4
Entergy New Orleans	$2.1	$1.5	$1.8
Entergy Texas	$0.4	$1.2	$1.2
System Energy	$8.5	$3.7	$0.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Income Tax Audits

Entergy and its subsidiaries file U.S. federal and various state and foreign income tax returns.  IRS examinations are complete for years before 2012. All state taxing authorities’ examinations are complete for years before 2010. Entergy regularly negotiates with the IRS to achieve settlements.  The resolution of audit issues could result in significant changes to the amounts of unrecognized tax benefits in the next twelve months.

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

In the fourth quarter 2012, the IRS disallowed the reduction to 2009 taxable income related to the 2009 CAM.  In the third quarter 2013, the Internal Revenue Service issued its Revenue Agent Report (RAR) for the tax years 2008-2009. As a result of the issuance of this RAR, Entergy and the IRS resolved all of the 2008-2009 issues described above except for the 2009 CAM. Entergy disagreed with the IRS’s disallowance of the 2009 CAM and filed a protest with the IRS Appeals Division in October 2013.

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

2010-2011 IRS Audit

The IRS completed its examination of the 2010 and 2011 tax years and issued its 2010-2011 RAR in June 2016. Entergy agreed to all proposed adjustments contained in the RAR. As a result of the issuance of the RAR, Entergy Louisiana was able to recognize previously unrecognized tax benefits as follows:

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Tax Matters

Tax Cuts and Jobs Act

Deferred tax liabilities and assets have been adjusted for the effect of the enactment of H.R. 1, also known as the Tax Cuts and Jobs Act (the Act), signed by President Trump on December 22, 2017. The most significant effect of the Act for Entergy and the Registrant Subsidiaries is the change in the federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Other significant provisions and their effect on Entergy and the Registrant Subsidiaries are summarized below.
The Act limits the deduction for net business interest expense in certain circumstances. The new limitation does not apply to interest expense, however, that is properly allocable to a trade or business that furnishes or sells electrical energy, gas, or steam through a local distribution system, or transports gas or steam by pipeline if the rates for such furnishing or sale are subject to ratemaking by a government entity or instrumentality or by a public utility commission. Accordingly, the potential interest expense disallowance is not expected to have a material effect on Entergy’s or the Registrant Subsidiaries’ interest deductions.
The Act extends and modifies the additional first-year depreciation deduction (bonus depreciation). The Act excludes from bonus-eligible qualified property, however, any property used in a trade or business that furnishes or sells electrical energy, gas, or steam through a local distribution system, or transportation of gas or steam by pipeline if the rates for furnishing those services are subject to ratemaking by a government entity or instrumentality or by a public utility commission. Accordingly, the extension of bonus depreciation and modifications generally do not apply to Entergy or the Registrant Subsidiaries.
The Act limits the net operating loss (NOL) deduction for a given year to 80% of taxable income, effective with respect to losses arising in tax years beginning after December 31, 2017. Only NOLs generated after December 31, 2017 are subject to the 80% limitation. Prior law generally provided a two-year carryback and 20-year carryforward for NOLs. The Act provides for the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017, as opposed to the current 20-year carryforward. Because of the indefinite carryforward, the new limitations on NOL utilization are not expected to have a material effect on Entergy or the Registrant Subsidiaries.
The Act also modified Internal Revenue Code section 162(m), which limits the deduction for compensation with respect to certain covered employees to no more than $1 million per year.  The Act includes performance-based compensation in the annual computation of the section 162 limitation.  The changes are expected to result in an increase in disallowed compensation expense, but this limitation is not expected to have a material effect on Entergy or the Registrant Subsidiaries.
Other provisions that are not expected to have a material effect on Entergy or the Registrant Subsidiaries include the following:

•	repeal of the corporate alternative minimum tax (AMT),

•	modification to the capital contribution rules under Internal Revenue Code section 118,

•	repeal of domestic production activities deduction, and

•	fundamental changes to the taxation of multinational entities.

With respect to the federal corporate income tax rate change from 35% to 21%, Entergy and the Registrant Subsidiaries believe it is probable that a significant portion of the decrease in the net accumulated deferred income tax liability, which is often referred to as “excess ADIT,” will be returned to customers. Accordingly, it is appropriate for Entergy and the Registrant Subsidiaries to establish a regulatory liability for the probable reduction in future revenue. Entergy’s December 31, 2017 balance sheet reflects a regulatory liability of $2.9 billion due to a re-measurement of deferred tax assets and liabilities resulting from the income tax rate change. Entergy’s regulatory liability for income taxes includes a gross-up at the applicable tax rate because of the effect that excess ADIT has on the ratemaking formula. The regulatory liability for income taxes includes the effect of a) the reduction of the net deferred tax liability resulting

Entergy Corporation and Subsidiaries
Notes to Financial Statements

in excess ADIT, b) the tax gross-up of excess ADIT, and c) the effect of the new tax rate on the previous net regulatory asset for income taxes. For the same reasons, the Registrant Subsidiaries’ December 31, 2017 balance sheets reflect net regulatory liabilities for income taxes as follows: Entergy Arkansas, $986 million; Entergy Louisiana, $725 million; Entergy Mississippi, $411 million; Entergy New Orleans, $119 million; Entergy Texas, $413 million; and System Energy, $246 million.
Excess ADIT is generally classified into two categories: 1) the portion that is subject to the normalization requirements of the Act, i.e., “protected”, and 2) the portion that is not subject to such normalization provisions, referred to as “unprotected”. The Act provides that the normalization method of accounting for income taxes is required for excess ADIT associated with public utility property. The Act provides for the use of the average rate assumption method (ARAM) for the determination of the timing of the return of excess ADIT associated with such property. Under ARAM, the excess ADIT is reduced over the remaining life of the asset. Remaining asset lives vary for each Registrant Subsidiary, but the average life of public utility property is typically 30 years or longer. Entergy will return the protected portion of the excess ADIT in conformity with the normalization requirements. The Registrant Subsidiaries’ net regulatory liability for income taxes includes protected excess ADIT as follows: Entergy Arkansas, $554 million; Entergy Louisiana, $782 million; Entergy Mississippi, $274 million; Entergy New Orleans, $71 million; Entergy Texas, $276 million; and System Energy, $217 million.
The return period of the unprotected excess ADIT is subject to the regulatory process in each jurisdiction and has yet to be determined. Further, a portion of the unprotected excess ADIT amount is associated with amounts previously securitized and may be treated differently than other unprotected excess ADIT consistent with applicable agreements and/or not be subject to the same schedule for the return to customers as the remaining unprotected excess ADIT. The Registrant Subsidiaries’ net regulatory liability for income taxes includes unprotected excess ADIT as follows: Entergy Arkansas, $467 million; Entergy Louisiana, $410 million; Entergy Mississippi, $162 million; Entergy New Orleans, $37 million; Entergy Texas, $198 million; and System Energy, $76 million. In addition to the protected and unprotected excess ADIT amounts, the net regulatory liability for income taxes includes other regulatory assets and liabilities for income taxes associated with AFUDC, which is described in Note 1 to the financial statements.
For a discussion of the proceedings commenced or other responses by Entergy’s regulators to the Act, see Note 2 to the financial statements.
Not all of Entergy’s excess ADIT is included in ratemaking. Consequently, Entergy recorded a net decrease in deferred tax assets of $560 million for which there is a corresponding charge to income tax expense for the year ended December 31, 2017. The corresponding income tax expense (or benefit) recorded by the Registrant Subsidiaries is as follows: Entergy Arkansas, ($3 million); Entergy Louisiana, $217 million; Entergy Mississippi, $3 million; Entergy New Orleans, $6 million; Entergy Texas, $3 million; and System Energy, $0.
Included in the effect of the computation of the changes in deferred tax assets and liabilities is the recognition threshold and measurement of uncertain tax positions resulting in unrecognized tax benefits. The final economic outcome of such unrecognized tax benefits is generally the result of a negotiated settlement with the IRS that often differs from the amount that is recorded as realizable under GAAP. The intrinsic uncertainty with respect to all such tax positions means that the difference between current estimates of such amounts likely to be realized and actual amounts realized upon settlement may have an effect on income tax expense and the regulatory liability for income taxes in future periods.

Entergy’s accounting for the effects of the Act is complete using the best estimates and information available to it at this time. Entergy anticipates that the Act, including the federal corporate income tax rate change, however, will continue to have ramifications that require adjustments in the future as certain events occur. These events include: 1) the evaluation by regulators in all of Entergy’s jurisdictions regarding the ratemaking treatment of the Act and excess ADIT; 2) the filing of all applicable federal and state income tax returns that include any tax elections that may change estimates accrued in the year-end recording process; and 3) additional guidance, interpretations, or rulings by the U.S. Department of the Treasury or the IRS. The potential exists for these types of events to result in future adjustments

Entergy Corporation and Subsidiaries
Notes to Financial Statements

because of the difference in the federal corporate income tax rate between past and future periods and the effect of the tax rate change on ratemaking. In turn, these items also will potentially affect the regulatory liability for income taxes.
Louisiana Business Combination

In October 2015 two of Entergy’s Louisiana utilities, Entergy Gulf States Louisiana and Entergy Louisiana, combined their businesses into a legal entity which is identified as Entergy Louisiana herein. The structure of the business combination generated both a permanent difference and a temporary difference under FASB ASC Topic 740. The permanent difference resulted from recognition of the Waterford 3 and River Bend decommissioning liabilities as part of the business combination. Recognition of such decommissioning liabilities required Entergy to also recognize a taxable gain. The taxable gain resulted in a temporary difference because the gain provided for an increase in tax basis. Entergy Louisiana maintained a carryover tax basis in the assets received; and, to the extent that the increase in tax basis will provide additional tax depreciation, Entergy recorded a deferred tax asset. Entergy Louisiana obtained the corresponding deferred tax asset in the business combination. The permanent tax benefit net of ancillary tax charges was approximately $334 million. Consistent with the terms of the stipulated settlement in the business combination proceeding, electric customers of Entergy Louisiana will realize customer credits associated with the business combination. Accordingly, in October 2015, Entergy recorded a regulatory liability of $107 million ($66 million net-of-tax) which partially offsets the effect of the aforementioned deferred tax asset. The deferred tax asset and the regulatory liability, net-of-tax, increased Entergy Louisiana’s member’s equity by $268 million. See Note 2 to the financial statements for further discussion of the business combination.

Entergy Wholesale Commodities Restructuring

The tax classification of the entity that owned FitzPatrick changed in the second quarter 2016.  The change in tax classification required Entergy to recognize the plant’s nuclear decommissioning liability for income tax purposes resulting in a tax accounting permanent difference that reduced income tax expense, net of unrecognized tax benefits, by $238 million. The accrual of the nuclear decommissioning liability also required Entergy to recognize a gain for income tax purposes, a significant portion of which resulted in an increase in tax basis of the assets. Recognition of the gain and the increase in tax basis of the assets represents a tax accounting temporary difference. Entergy sold FitzPatrick on March 31, 2017. The removal of the contingencies regarding the sale of the plant and the receipt of NRC approval for the sale allowed Entergy to re-determine the plant’s tax basis. The re-determined basis resulted in a $44 million income tax benefit in the first quarter 2017.

In the second quarter 2017, Entergy changed the tax classification of legal entities that own Entergy Wholesale Commodities nuclear power plants. The change in tax classification required Entergy to recognize the plants’ nuclear decommissioning liabilities for income tax purposes resulting in a tax accounting permanent difference that reduced income tax expense, net of unrecognized tax benefits, by $373 million. The accrual of the nuclear decommissioning liabilities also required Entergy to recognize a gain for income tax purposes, a portion of which resulted in an increase in tax basis of the assets. Recognition of the gain and the increase in tax basis of the assets represents a tax accounting temporary difference.

Tax Accounting Methods

In the fourth quarter 2015, System Energy and Entergy Louisiana adopted a new method of accounting for income tax return purposes in which the companies’ nuclear decommissioning costs will be treated as production costs of electricity includable in cost of goods sold. The new method results in a reduction of taxable income of $1.2 billion for System Energy and $2.2 billion for Entergy Louisiana.

In 2016, Entergy Louisiana elected mark-to-market income tax treatment for various wholesale electric power purchase and sale agreements, including Entergy Louisiana’s contract to purchase electricity from the Vidalia hydroelectric facility and from System Energy under the Unit Power Sales Agreement. The election resulted in a $2.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

billion deductible temporary difference. In 2017, Entergy New Orleans also elected mark-to-market income tax treatment with respect to the Unit Power Sales Agreement resulting in a $1.1 billion deductible temporary difference.

Accounting Pronouncements

In the first quarter 2017, Entergy implemented ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Entergy will now prospectively recognize all income tax effects related to share-based payments through the income statement. In the first quarter 2017, stock option expirations, along with other stock compensation activity, resulted in the write-off of $11.5 million of deferred tax assets. Entergy’s stock-based compensation plans are discussed in Note 12 to the financial statements.

NOTE 4.  REVOLVING CREDIT FACILITIES, LINES OF CREDIT, AND SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Entergy Corporation has in place a credit facility that has a borrowing capacity of $3.5 billion and expires in August 2022.  The facility permits the issuance of letters of credit against $20 million of the total borrowing capacity of the credit facility.  The commitment fee is currently 0.225% of the undrawn commitment amount.  Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior unsecured debt ratings of Entergy Corporation.  The weighted average interest rate for the year ended December 31, 2017 was 2.55% on the drawn portion of the facility.  Following is a summary of the borrowings outstanding and capacity available under the facility as of December 31, 2017.

Capacity	Borrowings	Letters of Credit	Capacity Available
(In Millions)
$3,500	$210	$6	$3,284

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

Entergy Corporation has a commercial paper program with a Board-approved program limit of up to $2 billion.  As of December 31, 2017, Entergy Corporation had $1.467 billion of commercial paper outstanding.  The weighted-average interest rate for the year ended December 31, 2017 was 1.49%.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each had credit facilities available as of December 31, 2017 as follows:

Company	Expiration Date	Amount of Facility	Interest Rate (a)	Amount Drawn as of December 31, 2017	Letters of Credit Outstanding as of December 31, 2017
Entergy Arkansas	April 2018	$20 million (b)	2.82%	—	—
Entergy Arkansas	August 2022	$150 million (c)	2.82%	—	—
Entergy Louisiana	August 2022	$350 million (c)	2.82%	—	$9.1 million
Entergy Mississippi	May 2018	$10 million (d)	3.07%	—	—
Entergy Mississippi	May 2018	$20 million (d)	3.07%	—	—
Entergy Mississippi	May 2018	$35 million (d)	3.07%	—	—
Entergy Mississippi	May 2018	$37.5 million (d)	3.07%	—	—
Entergy New Orleans	November 2018	$25 million (c)	3.04%	—	$0.8 million
Entergy Texas	August 2022	$150 million (c)	3.07%	—	$25.6 million

(a)	The interest rate is the estimated interest rate as of December 31, 2017 that would have been applied to outstanding borrowings under the facility.

(b)	Borrowings under this Entergy Arkansas credit facility may be secured by a security interest in its accounts receivable at Entergy Arkansas’s option.

(c)
The credit facility permits the issuance of letters of credit against a portion of the borrowing capacity of the facility as follows: $5 million for Entergy Arkansas; $15 million for Entergy Louisiana; $10 million for Entergy New Orleans; and $30 million for Entergy Texas.

(d)	Borrowings under the Entergy Mississippi credit facilities may be secured by a security interest in its accounts receivable at Entergy Mississippi’s option.

The commitment fees on the credit facilities range from 0.075% to 0.275% of the undrawn commitment amount. Each of the credit facilities requires the Registrant Subsidiary borrower to maintain a debt ratio, as defined, of 65% or less of its total capitalization. Each Registrant Subsidiary is in compliance with this covenant.

In addition, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas each entered into one or more uncommitted standby letter of credit facilities as a means to post collateral to support its obligations to MISO. Following is a summary of the uncommitted standby letter of credit facilities as of December 31, 2017:

Company	Amount of Uncommitted Facility	Letter of Credit Fee	Letters of Credit Issued as of December 31, 2017 (a)
Entergy Arkansas	$25 million	0.70%	$1.0 million
Entergy Louisiana	$125 million	0.70%	$29.7 million
Entergy Mississippi	$40 million	0.70%	$15.3 million
Entergy New Orleans	$15 million	1.00%	$1.4 million
Entergy Texas	$50 million	0.70%	$22.8 million

(a)
As of December 31, 2017, letters of credit posted with MISO covered financial transmission right exposure of $0.2 million for Entergy Arkansas, $0.1 million for Entergy Mississippi, and $0.05 million for Entergy Texas. See Note 15 to the financial statements for discussion of financial transmission rights.

The short-term borrowings of the Registrant Subsidiaries are limited to amounts authorized by the FERC.  The current FERC-authorized limits are effective through October 31, 2019. In addition to borrowings from commercial

Entergy Corporation and Subsidiaries
Notes to Financial Statements

banks, these companies may also borrow from the Entergy System money pool and from other internal short-term borrowing arrangements.  The money pool and the other internal borrowing arrangements are inter-company borrowing arrangements designed to reduce the Utility subsidiaries’ dependence on external short-term borrowings.  Borrowings from internal and external short term borrowings combined may not exceed the FERC-authorized limits.  The following are the FERC-authorized limits for short-term borrowings and the outstanding short-term borrowings as of December 31, 2017 (aggregating both internal and external short-term borrowings) for the Registrant Subsidiaries:

	Authorized	Borrowings
	(In Millions)
Entergy Arkansas	$250	$166
Entergy Louisiana	$450	—
Entergy Mississippi	$175	—
Entergy New Orleans	$150	—
Entergy Texas	$200	—
System Energy	$200	—

Entergy Nuclear Vermont Yankee Credit Facilities

Entergy Nuclear Vermont Yankee has a credit facility guaranteed by Entergy Corporation with a borrowing capacity of $145 million that expires in November 2020. Entergy Nuclear Vermont Yankee does not have the ability to issue letters of credit against the credit facility. This facility provides working capital to Entergy Nuclear Vermont Yankee for general business purposes including, without limitation, the decommissioning of Vermont Yankee. The commitment fee is currently 0.20% of the undrawn commitment amount.  As of December 31, 2017, $104 million in cash borrowings were outstanding under the credit facility.  The weighted average interest rate for the year ended December 31, 2017 was 2.64% on the drawn portion of the facility.

Entergy Nuclear Vermont Yankee also had an uncommitted credit facility guaranteed by Entergy Corporation with a borrowing capacity of $85 million that expired in January 2018.  As of December 31, 2017, there were no cash borrowings outstanding under the credit facility. The estimated interest rate for the year ended December 31, 2017 would have been 3.07% on the drawn portion of the facility.

Variable Interest Entities (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

See Note 17 to the financial statements for a discussion of the consolidation of the nuclear fuel company variable interest entities (VIE).  To finance the acquisition and ownership of nuclear fuel, the nuclear fuel company VIEs have credit facilities and three of the four VIEs also issue commercial paper, details of which follow as of December 31, 2017:

Company	Expiration Date	Amount of Facility	Weighted Average Interest Rate on Borrowings (a)	Amount Outstanding as of December 31, 2017
	(Dollars in Millions)
Entergy Arkansas VIE	May 2019	$80	2.87%	$74.9	(b)
Entergy Louisiana River Bend VIE	May 2019	$105	2.38%	$65.7
Entergy Louisiana Waterford VIE	May 2019	$85	2.64%	$79.9	(c)
System Energy VIE	May 2019	$120	2.52%	$67.8	(d)

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

(b)
Includes borrowings on the credit facility and commercial paper. Commercial paper is classified as a current liability and the amount outstanding for Entergy Arkansas VIE as of December 31, 2017 was $50 million.

(c)
Includes borrowings on the credit facility and commercial paper. Commercial paper is classified as a current liability and the amount outstanding for Entergy Louisiana Waterford VIE as of December 31, 2017 was $43.5 million.

(d)
Includes borrowings on the credit facility and commercial paper. Commercial paper is classified as a current liability and the amount outstanding for System Energy VIE as of December 31, 2017 was $17.8 million.

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

The nuclear fuel company variable interest entities had notes payable that are included in debt on the respective balance sheets as of December 31, 2017 as follows:

Company	Description	Amount
Entergy Arkansas VIE	3.65% Series L due July 2021	$90 million
Entergy Arkansas VIE	3.17% Series M due December 2023	$40 million
Entergy Louisiana River Bend VIE	3.38% Series R due August 2020	$70 million
Entergy Louisiana Waterford VIE	3.92% Series H due February 2021	$40 million
Entergy Louisiana Waterford VIE	3.22% Series I due December 2023	$20 million
System Energy VIE	3.78% Series I due October 2018	$85 million

In accordance with regulatory treatment, interest on the nuclear fuel company variable interest entities’ credit facilities, commercial paper, and long-term notes payable is reported in fuel expense.

Entergy Arkansas, Entergy Louisiana, and System Energy each have obtained long-term financing authorizations from the FERC that extend through October 2019 for issuances by its nuclear fuel company variable interest entities.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 5.  LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Long-term debt for Entergy Corporation and subsidiaries as of December 31, 2017 and 2016 consisted of:

Type of Debt and Maturity	Weighted Average Interest Rate December 31, 2017	Interest Rate Ranges at December 31,		Outstanding at December 31,
		2017	2016	2017	2016
				(In Thousands)
Mortgage Bonds
2018-2022	4.39%	2.55%-7.125%	2.55%-7.125%	$2,550,000	$2,550,000
2023-2027	3.72%	2.40%-5.59%	2.40%-5.59%	4,735,000	3,765,000
2028-2031	3.06%	2.85%-3.25%	2.85%-3.25%	1,125,000	1,125,000
2044-2066	5.00%	4.70%-5.625%	4.70%-5.625%	2,960,000	2,960,000
Governmental Bonds (a)
2017-2022	5.20%	2.375%-5.875%	1.55%-5.875%	179,000	233,700
2028-2030	3.45%	3.375%-3.50%	3.375%-3.50%	198,680	198,680
Securitization Bonds
2018-2027	3.79%	2.04%-5.93%	2.04%-5.93%	551,499	669,310
Variable Interest Entities Notes Payable (Note 4)
2017-2023	3.48%	3.17%-3.92%	2.62%-4.02%	345,000	555,000
Entergy Corporation Notes
due September 2020	n/a	5.125%	5.125%	450,000	450,000
due July 2022	n/a	4.00%	4.00%	650,000	650,000
due September 2026	n/a	2.95%	2.95%	750,000	750,000
5 Year Credit Facility (Note 4)	n/a	2.55%	2.23%	210,000	700,000
Vermont Yankee Credit Facility (Note 4)	n/a	2.64%	2.17%	103,500	44,500
Entergy Arkansas VIE Credit Facility (Note 4)	n/a	2.87%	—	24,900	—
Entergy Louisiana River Bend VIE Credit Facility (Note 4)	n/a	2.38%	—	65,650	—
Entergy Louisiana Waterford VIE Credit Facility (Note 4)	n/a	2.64%	—	36,360	—
System Energy VIE Credit Facility (Note 4)	n/a	2.52%	—	50,000	—
Long-term DOE Obligation (b)	—	—	—	183,435	181,853
Waterford 3 Lease Obligation (c)	n/a	—	8.09%	—	57,492
Waterford Series Collateral Trust Mortgage Notes due 2017 (c)	n/a	—	(d)	—	42,703
Grand Gulf Lease Obligation (c)	n/a	5.13%	5.13%	34,356	34,359
Unamortized Premium and Discount - Net				(13,911)	(19,397)
Unamortized Debt Issuance Costs				(126,033)	(128,849)
Other				12,830	13,204
Total Long-Term Debt				15,075,266	14,832,555
Less Amount Due Within One Year				760,007	364,900
Long-Term Debt Excluding Amount Due Within One Year				$14,315,259	$14,467,655
Fair Value of Long-Term Debt (e)				$15,367,453	$14,815,535

Entergy Corporation and Subsidiaries
Notes to Financial Statements

(a)	Consists of pollution control revenue bonds and environmental revenue bonds, some of which are secured by collateral mortgage bonds.

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

(c)
See Note 10 to the financial statements for further discussion of the Waterford 3 lease obligation and Entergy Louisiana’s acquisition of the equity participant’s beneficial interest in the Waterford 3 leased assets and for further discussion of the Grand Gulf lease obligation.

(d)	This note did not have a stated interest rate, but had an implicit interest rate of 7.458%.

(e)
The fair value excludes lease obligations of $34 million at System Energy and long-term DOE obligations of $183 million at Entergy Arkansas, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 15 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2017, for the next five years are as follows:

Amount
(In Thousands)
2018	$760,000
2019	$857,679
2020	$898,500
2021	$960,764
2022	$1,304,431

In November 2000, Entergy’s non-utility nuclear business purchased the FitzPatrick and Indian Point 3 power plants in a seller-financed transaction. As part of the purchase agreement with NYPA, Entergy recorded a liability representing the net present value of the payments Entergy would be liable to NYPA for each year that the FitzPatrick and Indian Point 3 power plants would run beyond their respective original NRC license expiration date. In October 2015, Entergy announced a planned shutdown of FitzPatrick at the end of its fuel cycle. As a result of the announcement, Entergy reduced this liability by $26.4 million pursuant to the terms of the purchase agreement. In August 2016, Entergy entered into a trust transfer agreement with NYPA to transfer the decommissioning trust funds and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy. As part of the trust transfer agreement, the original decommissioning agreements were amended, and the Entergy subsidiaries’ obligation to make additional license extension payments to NYPA was eliminated. In the third quarter 2016, Entergy removed the note payable of $35.1 million from the consolidated balance sheet.

Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy have obtained long-term financing authorizations from the FERC that extend through October 2019.  Entergy Arkansas has obtained long-term financing authorization from the APSC that extends through December 2018. Entergy New Orleans has also obtained long-term financing authorization from the City Council that extends through June 2018, as the City Council has concurrent jurisdiction with the FERC over such issuances.

Capital Funds Agreement

Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

•	maintain System Energy’s equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);

Entergy Corporation and Subsidiaries
Notes to Financial Statements

•	permit the continued commercial operation of Grand Gulf;

•	pay in full all System Energy indebtedness for borrowed money when due; and

•	enable System Energy to make payments on specific System Energy debt, under a supplement to the agreement assigning System Energy’s rights in the agreement as security for the specific debt.

Long-term debt for the Registrant Subsidiaries as of December 31, 2017 and 2016 consisted of:

	2017	2016
	(In Thousands)
Entergy Arkansas
Mortgage Bonds:
3.75% Series due February 2021	$350,000	$350,000
3.05% Series due June 2023	250,000	250,000
3.7% Series due June 2024	375,000	375,000
3.5% Series due April 2026	600,000	380,000
4.95% Series due December 2044	250,000	250,000
4.90% Series due December 2052	200,000	200,000
4.75% Series due June 2063	125,000	125,000
4.875% Series due September 2066	410,000	410,000
Total mortgage bonds	2,560,000	2,340,000
Governmental Bonds (a):
1.55% Series due 2017, Jefferson County (d)	—	54,700
2.375% Series due 2021, Independence County (d)	45,000	45,000
Total governmental bonds	45,000	99,700
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
2.62% Series K due December 2017	—	60,000
3.65% Series L due July 2021	90,000	90,000
3.17% Series M due December 2023	40,000	40,000
Credit Facility due May 2019, weighted avg rate 2.87%	24,900	—
Total variable interest entity notes payable and credit facility	154,900	190,000
Securitization Bonds:
2.30% Series Senior Secured due August 2021	35,764	49,548
Total securitization bonds	35,764	49,548
Other:
Long-term DOE Obligation (b)	183,435	181,853
Unamortized Premium and Discount – Net	5,307	984
Unamortized Debt Issuance Costs	(34,049)	(34,357)
Other	2,042	2,057
Total Long-Term Debt	2,952,399	2,829,785
Less Amount Due Within One Year	—	114,700
Long-Term Debt Excluding Amount Due Within One Year	$2,952,399	$2,715,085
Fair Value of Long-Term Debt (c)	$2,865,844	$2,623,910

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2017	2016
	(In Thousands)
Entergy Louisiana
Mortgage Bonds:
6.0% Series due May 2018	$375,000	$375,000
6.50% Series due September 2018	300,000	300,000
3.95% Series due October 2020	250,000	250,000
4.8% Series due May 2021	200,000	200,000
3.3% Series due December 2022	200,000	200,000
4.05% Series due September 2023	325,000	325,000
5.59% Series due October 2024	300,000	300,000
5.40% Series due November 2024	400,000	400,000
3.78% Series due April 2025	110,000	110,000
3.78% Series due April 2025	190,000	190,000
4.44% Series due January 2026	250,000	250,000
2.40% Series due October 2026	400,000	400,000
3.12% Series due September 2027	450,000	—
3.25% Series due April 2028	425,000	425,000
3.05% Series due June 2031	325,000	325,000
5.0% Series due July 2044	170,000	170,000
4.95% Series due January 2045	450,000	450,000
5.25% Series due July 2052	200,000	200,000
4.70% Series due June 2063	100,000	100,000
4.875% Series due September 2066	270,000	270,000
Total mortgage bonds	5,690,000	5,240,000
Governmental Bonds (a):
3.375 % Series due 2028, Louisiana Public Facilities Authority (d)	83,680	83,680
3.50% Series due 2030, Louisiana Public Facilities Authority (d)	115,000	115,000
Total governmental bonds	198,680	198,680
Variable Interest Entity Notes Payable and Credit Facilities (Note 4):
3.25% Series G due July 2017	—	25,000
3.25% Series Q due July 2017	—	75,000
3.38% Series R due August 2020	70,000	70,000
3.92% Series H due February 2021	40,000	40,000
3.22% Series I due December 2023	20,000	20,000
Credit Facility due May 2019, weighted avg rate 2.38%	65,650	—
Credit Facility due May 2019, weighted avg rate 2.64%	36,360	—
Total variable interest entity notes payable and credit facilities	232,010	230,000
Securitization Bonds:
2.04% Series Senior Secured due September 2023	79,228	100,972
Total securitization bonds	79,228	100,972
Other:
Waterford 3 Lease Obligation (Note 10) (e)	—	57,492
Waterford Series Collateral Trust Mortgage Notes due 2017 (Note 10) (f)	—	42,703
Unamortized Premium and Discount - Net	(13,877)	(14,917)
Unamortized Debt Issuance Costs	(48,540)	(48,972)
Other	6,570	6,833
Total Long-Term Debt	6,144,071	5,812,791
Less Amount Due Within One Year	675,002	200,198
Long-Term Debt Excluding Amount Due Within One Year	$5,469,069	$5,612,593
Fair Value of Long-Term Debt (c)	$6,389,774	$5,929,488

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2017	2016
	(In Thousands)
Entergy Mississippi
Mortgage Bonds:
6.64% Series due July 2019	$150,000	$150,000
3.1% Series due July 2023	250,000	250,000
3.75% Series due July 2024	100,000	100,000
3.25% Series due December 2027	150,000	—
2.85% Series due June 2028	375,000	375,000
4.90% Series due October 2066	260,000	260,000
Total mortgage bonds	1,285,000	1,135,000
Other:
Unamortized Premium and Discount – Net	(1,155)	(766)
Unamortized Debt Issuance Costs	(13,723)	(13,318)
Total Long-Term Debt	1,270,122	1,120,916
Less Amount Due Within One Year	—	—
Long-Term Debt Excluding Amount Due Within One Year	$1,270,122	$1,120,916
Fair Value of Long-Term Debt (c)	$1,285,741	$1,086,203

	2017	2016
	(In Thousands)
Entergy New Orleans
Mortgage Bonds:
5.10% Series due December 2020	$25,000	$25,000
3.9% Series due July 2023	100,000	100,000
4.0% Series due June 2026	85,000	85,000
5.0% Series due December 2052	30,000	30,000
5.50% Series due April 2066	110,000	110,000
Total mortgage bonds	350,000	350,000
Securitization Bonds:
2.67% Series Senior Secured due June 2027	76,707	87,307
Total securitization bonds	76,707	87,307
Other:
Payable to Entergy Louisiana due November 2035	18,423	20,527
Unamortized Premium and Discount – Net	(206)	(245)
Unamortized Debt Issuance Costs	(8,054)	(8,595)
Total Long-Term Debt	436,870	448,994
Less Amount Due Within One Year	2,077	2,104
Long-Term Debt Excluding Amount Due Within One Year	$434,793	$446,890
Fair Value of Long-Term Debt (c)	$455,968	$455,459

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2017	2016
	(In Thousands)
Entergy Texas
Mortgage Bonds:
7.125% Series due February 2019	$500,000	$500,000
2.55% Series due June 2021	125,000	125,000
4.1% Series due September 2021	75,000	75,000
3.45% Series due December 2027	150,000	—
5.15% Series due June 2045	250,000	250,000
5.625% Series due June 2064	135,000	135,000
Total mortgage bonds	1,235,000	1,085,000
Securitization Bonds:
5.79% Series Senior Secured, Series A due October 2018	—	23,584
3.65% Series Senior Secured, Series A due August 2019	30,769	74,899
5.93% Series Senior Secured, Series A due June 2022	110,431	114,400
4.38% Series Senior Secured, Series A due November 2023	218,600	218,600
Total securitization bonds	359,800	431,483
Other:
Unamortized Premium and Discount - Net	(1,498)	(1,579)
Unamortized Debt Issuance Costs	(10,366)	(10,809)
Other	4,214	4,312
Total Long-Term Debt	1,587,150	1,508,407
Less Amount Due Within One Year	—	—
Long-Term Debt Excluding Amount Due Within One Year	$1,587,150	$1,508,407
Fair Value of Long-Term Debt (c)	$1,661,902	$1,600,156

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	2017	2016
	(In Thousands)
System Energy
Mortgage Bonds:
4.1% Series due April 2023	$250,000	$250,000
Total mortgage bonds	250,000	250,000
Governmental Bonds (a):
5.875% Series due 2022, Mississippi Business Finance Corp.	134,000	134,000
Total governmental bonds	134,000	134,000
Variable Interest Entity Notes Payable and Credit Facility (Note 4):
4.02% Series H due February 2017	—	50,000
3.78% Series I due October 2018	85,000	85,000
Credit Facility due May 2019, weighted avg rate 2.52%	50,000	—
Total variable interest entity notes payable and credit facility	135,000	135,000
Other:
Grand Gulf Lease Obligation 5.13% (Note 10)	34,356	34,359
Unamortized Premium and Discount – Net	(415)	(503)
Unamortized Debt Issuance Costs	(1,455)	(1,727)
Other	2	3
Total Long-Term Debt	551,488	551,132
Less Amount Due Within One Year	85,004	50,003
Long-Term Debt Excluding Amount Due Within One Year	$466,484	$501,129
Fair Value of Long-Term Debt (c)	$529,119	$529,520

(a)	Consists of pollution control revenue bonds and environmental revenue bonds.

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

(c)
The fair value excludes lease obligations of $34 million at System Energy and long-term DOE obligations of $183 million at Entergy Arkansas, and includes debt due within one year.  Fair values are classified as Level 2 in the fair value hierarchy discussed in Note 15 to the financial statements and are based on prices derived from inputs such as benchmark yields and reported trades.

(d)	The bonds are secured by a series of collateral mortgage bonds.

(e)
The interest rate as of December 31, 2016 was 8.09%. See Note 10 to the financial statements for further discussion of Entergy Louisiana’s acquisition of the equity participant’s beneficial interest in the Waterford 3 leased assets in March 2016.

(f)	This note did not have a stated interest rate, but had an implicit interest rate of 7.458%.

The annual long-term debt maturities (excluding lease obligations and long-term DOE obligations) for debt outstanding as of December 31, 2017, for the next five years are as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2018	$—	$675,000	$—	$2,077	$—	$85,000
2019	$24,900	$102,010	$150,000	$1,979	$530,769	$50,000
2020	$—	$320,000	$—	$26,838	$—	$—
2021	$520,764	$240,000	$—	$1,618	$200,000	$—
2022	$—	$200,000	$—	$1,326	$110,431	$134,000

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas Securitization Bonds

In June 2010 the APSC issued a financing order authorizing the issuance of bonds to recover Entergy Arkansas’s January 2009 ice storm damage restoration costs, including carrying costs of $11.5 million and $4.6 million of up-front financing costs.  In August 2010, Entergy Arkansas Restoration Funding, LLC, a company wholly-owned and consolidated by Entergy Arkansas, issued $124.1 million of storm cost recovery bonds.  The bonds have a coupon of 2.30%.  Although the principal amount is not due until August 2021, Entergy Arkansas Restoration Funding expects to make principal payments on the bonds over the next three years in the amount of $14.1 million for 2018, $14.4 million for 2019, and $7.3 million for 2020. With the proceeds, Entergy Arkansas Restoration Funding purchased from Entergy Arkansas the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds.  The storm recovery property is reflected as a regulatory asset on the consolidated Entergy Arkansas balance sheet.  The creditors of Entergy Arkansas do not have recourse to the assets or revenues of Entergy Arkansas Restoration Funding, including the storm recovery property, and the creditors of Entergy Arkansas Restoration Funding do not have recourse to the assets or revenues of Entergy Arkansas.  Entergy Arkansas has no payment obligations to Entergy Arkansas Restoration Funding except to remit storm recovery charge collections.

Entergy Louisiana Securitization Bonds – Little Gypsy

In August 2011 the LPSC issued a financing order authorizing the issuance of bonds to recover Entergy Louisiana’s investment recovery costs associated with the canceled Little Gypsy repowering project.  In September 2011, Entergy Louisiana Investment Recovery Funding I, L.L.C., a company wholly-owned and consolidated by Entergy Louisiana, issued $207.2 million of senior secured investment recovery bonds.  The bonds have an interest rate of 2.04%.  Although the principal amount is not due until September 2023, Entergy Louisiana Investment Recovery Funding expects to make principal payments on the bonds over the next four years in the amounts of $22.3 million for 2018, $22.7 million for 2019, $23.2 million for 2020, and $11 million for 2021.  With the proceeds, Entergy Louisiana Investment Recovery Funding purchased from Entergy Louisiana the investment recovery property, which is the right to recover from customers through an investment recovery charge amounts sufficient to service the bonds.  In accordance with the financing order, Entergy Louisiana will apply the proceeds it received from the sale of the investment recovery property as a reimbursement for previously-incurred investment recovery costs.  The investment recovery property is reflected as a regulatory asset on the consolidated Entergy Louisiana balance sheet.  The creditors of Entergy Louisiana do not have recourse to the assets or revenues of Entergy Louisiana Investment Recovery Funding, including the investment recovery property, and the creditors of Entergy Louisiana Investment Recovery Funding do not have recourse to the assets or revenues of Entergy Louisiana.  Entergy Louisiana has no payment obligations to Entergy Louisiana Investment Recovery Funding except to remit investment recovery charge collections.

Entergy New Orleans Securitization Bonds - Hurricane Isaac

In May 2015 the City Council issued a financing order authorizing the issuance of securitization bonds to recover Entergy New Orleans’s Hurricane Isaac storm restoration costs of $31.8 million, including carrying costs, the costs of funding and replenishing the storm recovery reserve in the amount of $63.9 million, and approximately $3 million of up-front financing costs associated with the securitization. In July 2015, Entergy New Orleans Storm Recovery Funding I, L.L.C., a company wholly owned and consolidated by Entergy New Orleans, issued $98.7 million of storm cost recovery bonds. The bonds have a coupon of 2.67%. Although the principal amount is not due until June 2027, Entergy New Orleans Storm Recovery Funding expects to make principal payments on the bonds over the next five years in the amounts of $11 million for 2018, $11.2 million for 2019, $11.6 million for 2020, $11.9 million for 2021, and $12.2 million for 2022. With the proceeds, Entergy New Orleans Storm Recovery Funding purchased from Entergy New Orleans the storm recovery property, which is the right to recover from customers through a storm recovery charge amounts sufficient to service the securitization bonds. The storm recovery property is reflected as a regulatory asset on the consolidated Entergy New Orleans balance sheet. The creditors of Entergy New Orleans do not have recourse to the assets or revenues of Entergy New Orleans Storm Recovery Funding, including the storm recovery property, and the creditors of Entergy New Orleans Storm Recovery Funding do not have recourse to the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

assets or revenues of Entergy New Orleans. Entergy New Orleans has no payment obligations to Entergy New Orleans Storm Recovery Funding except to remit storm recovery charge collections.

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

Amount
(In Thousands)
Senior Secured Transition Bonds, Series A:
Tranche A-1 (5.51%) due October 2013	$93,500
Tranche A-2 (5.79%) due October 2018	121,600
Tranche A-3 (5.93%) due June 2022 (a)	114,400
Total senior secured transition bonds	$329,500

(a)     As of December 31, 2017 the remaining amount outstanding on Tranche A-3 was $110.4 million.

Although the principal amount of each tranche is not due until the dates given above, Entergy Gulf States Reconstruction Funding expects to make principal payments on the bonds over the next four years in the amounts of $29.2 million for 2018, $30.9 million for 2019, $32.8 million for 2020, and $17.5 million for 2021. All of the scheduled principal payments for 2018-2021 are for Tranche A-3. Tranche A-1 and Tranche A-2 have been paid.

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

Amount
(In Thousands)
Senior Secured Transition Bonds:
Tranche A-1 (2.12%) due February 2016	$182,500
Tranche A-2 (3.65%) due August 2019 (a)	144,800
Tranche A-3 (4.38%) due November 2023	218,600
Total senior secured transition bonds	$545,900

(a)     As of December 31, 2017 the remaining amount outstanding on Tranche A-2 was $30.8 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Although the principal amount of each tranche is not due until the dates given above, Entergy Texas Restoration Funding expects to make principal payments on the bonds over the next five years in the amount of $45.8 million for 2018, $47.6 million for 2019, $49.8 million for 2020, $52 million for 2021, and $54.3 million for 2022. Of the scheduled principal payments for 2018, $30.8 million are for Tranche A-2 and $15 million are for Tranche A-3. All of the scheduled principle payments for 2019-2022 are for Tranche A-3. Tranche A-1 has been paid.

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

NOTE 6.   PREFERRED EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans)

The number of shares and units authorized and outstanding and dollar value of preferred stock, preferred membership interests, and non-controlling interest for Entergy Corporation subsidiaries as of December 31, 2017 and 2016 are presented below.  All series of the Utility preferred stock are redeemable at the option of the related company.

	Shares/Units Authorized		Shares/Units Outstanding
	2017	2016	2017	2016	2017	2016
Entergy Corporation					(Dollars in Thousands)
Utility:
Preferred Stock or Preferred Membership Interests without sinking fund:
Entergy Arkansas, 4.32%-4.72% Series	313,500	313,500	313,500	313,500	$31,350	$31,350
Entergy Utility Holding Company, LLC, 7.5% Series (a)	110,000	110,000	110,000	110,000	107,425	107,425
Entergy Utility Holding Company, LLC, 6.25% Series (b)	15,000	—	15,000	—	14,398	—
Entergy Mississippi, 4.36%-4.92% Series	203,807	203,807	203,807	203,807	20,381	20,381
Entergy New Orleans, 4.36%-5.56% Series	—	197,798	—	197,798	—	19,780
Total Utility Preferred Stock or Preferred Membership Interests without sinking fund	642,307	825,105	642,307	825,105	173,554	178,936
Entergy Wholesale Commodities:
Preferred Stock without sinking fund:
Entergy Finance Holding, Inc. 8.75% (c)	250,000	250,000	250,000	250,000	24,249	24,249
Total Subsidiaries’ Preferred Stock without sinking fund	892,307	1,075,105	892,307	1,075,105	$197,803	$203,185

(a)	Dollar amount outstanding is net of $2,575 thousand of preferred stock issuance costs.

(b)	Dollar amount outstanding is net of $602 thousand of preferred stock issuance costs.

(c)	Dollar amount outstanding is net of $751 thousand of preferred stock issuance costs.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In November 2017, Entergy Utility Holding Company, LLC issued 15,000 shares of $1,000 par value 6.25% Series B Preferred Membership Interests, all of which are outstanding as of December 31, 2017. The distributions are cumulative and payable quarterly. These units are redeemable on or after February 28, 2038, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per share.

In October 2015, Entergy Utility Holding Company, LLC issued 110,000 shares of $1,000 par value 7.5% Series A Preferred Membership Interests, all of which are outstanding as of December 31, 2017. The distributions are cumulative and payable quarterly. These units are redeemable on or after January 1, 2036, at Entergy Utility Holding Company, LLC’s option, at the fixed redemption price of $1,000 per share.

In December 2013, Entergy Finance Holding, Inc. issued 250,000 shares of $100 par value 8.75% Series Preferred Stock, all of which are outstanding as of December 31, 2017. The dividends are cumulative and payable quarterly. The preferred stock is redeemable on or after December 16, 2023, at Entergy Finance Holding, Inc.’s option, at the fixed redemption price of $100 per share.

The number of shares and units authorized and outstanding and dollar value of preferred stock for Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans as of December 31, 2017 and 2016 are presented below.  All series of the Utility operating companies’ preferred stock are redeemable at the respective company’s option at the call prices presented.  Dividends and distributions paid on all of Entergy’s preferred stock and membership interests series are eligible for the dividends received deduction.

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2017	2016	2017	2016	2017
Entergy Arkansas Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.32% Series	70,000	70,000	$7,000	$7,000	$103.65
4.72% Series	93,500	93,500	9,350	9,350	$107.00
4.56% Series	75,000	75,000	7,500	7,500	$102.83
4.56% 1965 Series	75,000	75,000	7,500	7,500	$102.50
Total without sinking fund	313,500	313,500	$31,350	$31,350

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2017	2016	2017	2016	2017
Entergy Mississippi Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.36% Series	59,920	59,920	$5,992	$5,992	$103.86
4.56% Series	43,887	43,887	4,389	4,389	$107.00
4.92% Series	100,000	100,000	10,000	10,000	$102.88
Total without sinking fund	203,807	203,807	$20,381	$20,381

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Shares Authorized and Outstanding				Call Price per Share as of December 31,
	2017	2016	2017	2016	2017
Entergy New Orleans Preferred Stock			(Dollars in Thousands)
Without sinking fund:
Cumulative, $100 par value:
4.36% Series (a)	—	60,000	$—	$6,000	$—
4.75% Series (a)	—	77,798	—	7,780	$—
5.56% Series (a)	—	60,000	—	6,000	$—
Total without sinking fund	—	197,798	$—	$19,780

(a)
In November 2017, Entergy New Orleans redeemed its $6 million of 4.36% Series, $7.8 million of 4.75% Series, and $6 million of 5.56% Series of preferred membership interests as part of a multi-step internal restructuring.

NOTE 7.   COMMON EQUITY (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Common Stock

Common stock and treasury stock shares activity for Entergy for 2017, 2016, and 2015 is as follows:

	2017		2016		2015
	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares	Common Shares Issued	Treasury Shares
Beginning Balance, January 1	254,752,788	75,623,363	254,752,788	76,363,763	254,752,788	75,512,079
Repurchases	—	—	—	—	—	1,468,984
Issuances:
Employee Stock-Based Compensation Plans	—	(1,377,363)	—	(729,073)	—	(610,409)
Directors’ Plan	—	(10,865)	—	(11,327)	—	(6,891)
Ending Balance, December 31	254,752,788	74,235,135	254,752,788	75,623,363	254,752,788	76,363,763

Entergy Corporation reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors’ Plan), three Equity Ownership Plans of Entergy Corporation and Subsidiaries, and certain other stock benefit plans.  The Directors’ Plan awards to non-employee directors a portion of their compensation in the form of a fixed dollar value of shares of Entergy Corporation common stock.

In October 2010 the Board granted authority for a $500 million share repurchase program.  As of December 31, 2017, $350 million of authority remains under the $500 million share repurchase program.

Dividends declared per common share were $3.50 in 2017, $3.42 in 2016, and $3.34 in 2015.

System Energy paid its parent, Entergy Corporation, distributions out of its common stock of $21 million in 2017 and $40 million in 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Retained Earnings and Dividend Restrictions

Provisions within the articles of incorporation relating to preferred stock of each of Entergy Arkansas and Entergy Mississippi could restrict the payment of cash dividends or other distributions on their common and preferred equity if such payment were to occur when, or result in, a ratio of common stock equity to total capitalization of 25% or less.  Entergy Corporation received dividend payments and distributions from subsidiaries totaling $201 million in 2017, $165 million in 2016, and $615 million in 2015.

Comprehensive Income

Accumulated other comprehensive income (loss) is included in the equity section of the balance sheets of Entergy and Entergy Louisiana. The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2017 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Beginning balance, January 1, 2017	$3,993	($469,446)	$429,734	$748	($34,971)
Other comprehensive income (loss) before reclassifications	28,602	(104,029)	171,099	(748)	94,924
Amounts reclassified from accumulated other comprehensive income (loss)	(70,072)	42,376	(55,788)	—	(83,484)
Net other comprehensive income (loss) for the period	(41,470)	(61,653)	115,311	(748)	11,440
Ending balance, December 31, 2017	($37,477)	($531,099)	$545,045	$—	($23,531)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy for the year ended December 31, 2016 by component:

	Cash flow hedges net unrealized gain (loss)	Pension and other postretirement liabilities	Net unrealized investment gain (loss)	Foreign currency translation	Total Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Beginning balance, January 1, 2016	$105,970	($466,604)	$367,557	$2,028	$8,951
Other comprehensive income (loss) before reclassifications	87,740	(26,997)	68,465	(1,280)	127,928
Amounts reclassified from accumulated other comprehensive income (loss)	(189,717)	24,155	(6,288)	—	(171,850)
Net other comprehensive income (loss) for the period	(101,977)	(2,842)	62,177	(1,280)	(43,922)
Ending balance, December 31, 2016	$3,993	($469,446)	$429,734	$748	($34,971)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the year ended December 31, 2017:

Pension and Other Postretirement Liabilities
(In Thousands)

Beginning balance, January 1, 2017	($48,442)
Other comprehensive income (loss) before reclassifications	3,462
Amounts reclassified from accumulated other comprehensive income (loss)	(1,420)
Net other comprehensive income (loss) for the period	2,042
Ending balance, December 31, 2017	($46,400)

The following table presents changes in accumulated other comprehensive income (loss) for Entergy Louisiana for the year ended December 31, 2016:

Pension and Other Postretirement Liabilities
(In Thousands)

Beginning balance, January 1, 2016	($56,412)
Other comprehensive income (loss) before reclassifications	8,926
Amounts reclassified from accumulated other comprehensive income (loss)	(956)
Net other comprehensive income (loss) for the period	7,970
Ending balance, December 31, 2016	($48,442)

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy for the years ended December 31, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)
Cash flow hedges net unrealized gain (loss)
Power contracts	$108,606	$293,268	Competitive business operating revenues
Interest rate swaps	(803)	(1,395)	Miscellaneous - net
Total realized gain (loss) on cash flow hedges	107,803	291,873
	(37,731)	(102,156)	Income taxes
Total realized gain (loss) on cash flow hedges (net of tax)	$70,072	$189,717

Pension and other postretirement liabilities
Amortization of prior-service costs	$26,251	$29,414	(a)
Acceleration of prior-service cost due to curtailment	—	(1,045)	(a)
Amortization of loss	(86,002)	(60,693)	(a)
Settlement loss	(7,544)	(2,007)	(a)
Total amortization	(67,295)	(34,331)
	24,919	10,176	Income taxes
Total amortization (net of tax)	($42,376)	($24,155)

Net unrealized investment gain (loss)
Realized gain (loss)	$109,388	$12,329	Interest and investment income
	(53,600)	(6,041)	Income taxes
Total realized investment gain (loss) (net of tax)	$55,788	$6,288

Total reclassifications for the period (net of tax)	$83,484	$171,850

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement cost. See Note 11 to the financial statements for additional details.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total reclassifications out of accumulated other comprehensive income (loss) (AOCI) for Entergy Louisiana for the years ended December 31, 2017 and 2016 are as follows:

	Amounts reclassified from AOCI		Income Statement Location
	2017	2016
	(In Thousands)

Pension and other postretirement liabilities
Amortization of prior-service costs	$7,734	$7,786	(a)
Amortization of loss	(5,327)	(6,281)	(a)
Total amortization	2,407	1,505
	(987)	(549)	Income taxes
Total amortization (net of tax)	1,420	956

Total reclassifications for the period (net of tax)	$1,420	$956

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

Vidalia Purchased Power Agreement

Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project.  Entergy Louisiana made payments under the contract of approximately $122.9 million in 2017, $158.7 million in 2016, and $146 million in 2015.  If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $129 million in 2018, and a total of $1.68 billion for the years 2019 through 2031.  Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

In an LPSC-approved settlement related to tax benefits from the tax treatment of the Vidalia contract, Entergy Louisiana agreed to credit rates by $11 million each year for up to 10 years, beginning in October 2002.  In October 2011 the LPSC approved a settlement under which Entergy Louisiana agreed to provide credits to customers by crediting billings an additional $20.235 million per year for 15 years beginning January 2012.  Entergy Louisiana recorded a regulatory charge and a corresponding regulatory liability to reflect this obligation.  The settlement agreement allowed for an adjustment to the credits if, among other things, there was a change in the applicable federal or state income tax rate. As a result of the enactment of the Tax Cuts and Jobs Act, in December 2017, and the lowering of the federal corporate income tax rate from 35% to 21%, the Vidalia purchased power regulatory liability was reduced by $30.5 million, with a corresponding increase to Other regulatory credits on the income statement. The effects of the Tax Cuts and Jobs Act are discussed further in Note 3 to the financial statements.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

ANO Damage, Outage, and NRC Reviews

In March 2013, during a scheduled refueling outage at ANO 1, a contractor-owned and operated heavy-lifting apparatus collapsed while moving the generator stator out of the turbine building.  The collapse resulted in the death of an ironworker and injuries to several other contract workers, caused ANO 2 to shut down, and damaged the ANO turbine building.  The total cost of assessment, restoration of off-site power, site restoration, debris removal, and replacement of damaged property and equipment was approximately $95 million.  Entergy Arkansas is pursuing its options for recovering damages that resulted from the stator drop, including its insurance coverage and legal action. During 2014, Entergy Arkansas collected $50 million from Nuclear Electric Insurance Limited (NEIL), a mutual insurance company that provides property damage coverage to the members’ nuclear generating plants. Litigation remains pending.

In addition, Entergy Arkansas incurred replacement power costs for ANO 2 power during its outage and incurred incremental replacement power costs for ANO 1 power because the outage extended beyond the originally-planned duration of the refueling outage.  In February 2014 the APSC approved Entergy Arkansas’s request to exclude from the calculation of its revised energy cost rate $65.9 million of deferred fuel and purchased energy costs incurred in 2013 as a result of the ANO stator incident. The APSC authorized Entergy Arkansas to retain the $65.9 million in its deferred fuel balance with recovery to be reviewed in a later period after more information regarding various claims associated with the ANO stator incident is available. In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs previously noted, subject to certain timelines and conditions set forth in the settlement agreement.

Shortly after the stator incident, the NRC deployed an augmented inspection team to review the plant’s response.  In July 2013 a second team of NRC inspectors visited ANO to evaluate certain items that were identified as requiring follow-up inspection to determine whether performance deficiencies existed. In March 2014 the NRC issued an inspection report on the follow-up inspection that discussed two preliminary findings, one that was preliminarily determined to be “red with high safety significance” for Unit 1 and one that was preliminarily determined to be “yellow with substantial safety significance” for Unit 2, with the NRC indicating further that these preliminary findings may warrant additional regulatory oversight. This report also noted that one additional item related to flood barrier effectiveness was still under review. In June 2014 the NRC classified both findings as “yellow with substantial safety significance.”

In March 2015, after several NRC inspections and regulatory conferences, the NRC issued a letter notifying Entergy of its decision to move ANO into the “multiple/repetitive degraded cornerstone column,” or Column 4, of the NRC’s Reactor Oversight Process Action Matrix. Placement into Column 4 requires significant additional NRC inspection activities at the ANO site, including a review of the site’s root cause evaluation associated with flood barrier effectiveness and stator issues, an assessment of the effectiveness of the site’s corrective action program, an additional design basis inspection, a safety culture assessment, and possibly other inspection activities consistent with the NRC’s Inspection Procedure. Entergy Arkansas incurred incremental costs of approximately $53 million in 2015 to prepare for the NRC inspection that began in early 2016. Excluding remediation and response costs that may result from the additional NRC inspection activities, Entergy Arkansas also incurred approximately $44 million in 2016 in support of NRC inspection activities and to implement Entergy Arkansas’s performance improvement initiatives developed in 2015. A lesser amount of incremental expense is expected to be ongoing annually after 2016, until ANO transitions out of Column 4.

The NRC completed the supplemental inspection required for ANO’s Column 4 designation in February 2016, and published its inspection report in June 2016. In its inspection report, the NRC concluded that the ANO site is being operated safely and that Entergy understands the depth and breadth of performance concerns associated with ANO’s performance decline. Also in June 2016, the NRC issued a confirmatory action letter to confirm the actions Entergy Arkansas has taken and will continue to take to improve performance at ANO. The NRC will verify the

Entergy Corporation and Subsidiaries
Notes to Financial Statements

completion of those actions through quarterly follow-up inspections, the results of which will determine when ANO should transition out of Column 4. There have been no significant issues arising from the follow-up inspections.

Pilgrim NRC Oversight and Planned Shutdown

In September 2015 the NRC placed Pilgrim in its “multiple/repetitive degraded cornerstone column,” or Column 4, of its Reactor Oversight Process Action Matrix due to its finding of continuing weaknesses in Pilgrim’s corrective action program that contributed to repeated unscheduled shutdowns and equipment failures. The preliminary estimate of direct costs of Pilgrim’s response to a planned NRC enhanced inspection ranges from $45 million to $60 million, of which $50 million has been incurred through the end of 2017 in operation and maintenance expense. The estimate does not include potential capital expenditures, which will be charged directly to expense when incurred, or other costs to address issues that may arise in the inspection.

Entergy determined in October 2015 that it would close Pilgrim no later than June 1, 2019 because of poor market conditions that led to reduced revenues, a poor market design that failed to properly compensate nuclear generators for the benefits they provide, and increased operational costs. The decision came after management’s extensive analysis of the economics and operating life of the plant following the NRC’s decision to place the plant in Column 4. Entergy determined in April 2016 that it intends to refuel Pilgrim in 2017 and then cease operations May 31, 2019. Pilgrim currently has approximately 677 MW of Capacity Supply Obligations in ISO New England through May 2019.

See Note 14 to the financial statements for discussion of the impairment of the Pilgrim plant and related long-lived assets.

Spent Nuclear Fuel Litigation

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors.  Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982.  The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Following the defunding of the Yucca Mountain spent fuel repository program, the National Association of Regulatory Utility Commissioners and others sued the government seeking cessation of collection of the one mill per net kWh generated and sold after April 7, 1983 fee. In November 2013 the D.C. Circuit Court of Appeals ordered the DOE to submit a proposal to Congress to reset the fee to zero until the DOE complies with the Nuclear Waste Policy Act or Congress enacts an alternative waste disposal plan. In January 2014 the DOE submitted the proposal to Congress under protest, and also filed a petition for rehearing with the D.C. Circuit. The petition for rehearing was denied. The zero spent fuel fee went into effect prospectively in May 2014. Management cannot predict the potential timing or magnitude of future spent fuel fee revisions that may occur.

Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. Beginning in November 2003 these subsidiaries have pursued litigation to recover the damages caused by the DOE’s delay in performance. Following are details of final judgments recorded by Entergy in 2016 related to Entergy’s nuclear owner licensee subsidiaries’ litigation with the DOE.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In December 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $81 million in favor of Entergy Nuclear Indian Point 3 and Entergy Nuclear FitzPatrick in the first round Indian Point 3/FitzPatrick damages case, and Entergy received the payment from the U.S. Treasury in June 2016. The effect of recording the Indian Point 3 proceeds was a reduction to plant, other operation and maintenance expense, and depreciation expense. The Indian Point 3 damages awarded included $45 million related to costs previously capitalized and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $45 million, Entergy recorded $8 million as a reduction to previously-recorded depreciation expense. Entergy reduced its Indian Point 3 plant asset balance by the remaining $37 million. The effect of recording the FitzPatrick proceeds was a reduction to plant and other operation and maintenance expense. The FitzPatrick damages awarded included $32 million related to costs previously capitalized and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $32 million, Entergy recorded $1 million as a reduction to previously-recorded depreciation expense, a $10 million reduction to bring its remaining FitzPatrick plant asset balance to zero, and the excess was recorded as a reduction to other operations and maintenance expense. See Note 14 for further discussion on the fair value analysis performed for FitzPatrick and the related impairment charge.

In April 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $42 million in favor of Entergy Louisiana and against the DOE in the first round River Bend damages case. Entergy Louisiana received payment from the U.S. Treasury in August 2016. The effects of recording the final judgment in the third quarter 2016 were reductions to plant, nuclear fuel expense, other operation and maintenance expense, and depreciation expense. The River Bend damages awarded included $17 million related to costs previously capitalized, $23 million related to costs previously recorded as nuclear fuel expense, and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $17 million, Entergy Louisiana recorded $3 million as a reduction to previously-recorded depreciation expense. Entergy Louisiana reduced its River Bend plant asset balance by the remaining $14 million. In September 2016 the U.S. Court of Federal Claims issued a further judgment in the River Bend case in the amount of $5 million. Entergy Louisiana recorded a receivable for that amount, and subsequently received payment from the U.S. Treasury in January 2017. The River Bend damages awarded included $2 million related to costs previously recorded as nuclear fuel expense and $3 million related to costs previously recorded as other operation and maintenance expense. In May 2017 the U.S. Court of Federal Claims issued a final judgment in the first round River Bend damages case for $0.6 million, awarding certain cask loading costs that had not previously been adjudicated by the court.

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

In June 2016 the U.S. Court of Federal Claims issued a final judgment in the amount of $49 million in favor of System Energy and against the DOE in the second round Grand Gulf damages case. System Energy received payment from the U.S. Treasury in August 2016. The effects of recording the judgment in the third quarter 2016 were reductions to plant, nuclear fuel expense, other operation and maintenance expense, and depreciation expense. The amounts of Grand Gulf damages awarded related to System Energy’s 90% ownership of Grand Gulf included $16 million related to costs previously capitalized, $19 million related to costs previously recorded as nuclear fuel expense, and $9 million related to costs previously recorded as other operation and maintenance expense. Of the $16 million, System Energy recorded $5 million as a reduction to previously-recorded depreciation expense. System Energy reduced its Grand Gulf plant asset balance by the remaining $11 million.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In July 2016 the U.S. Court of Federal Claims issued a final judgment in the amount of $31 million in favor of Entergy Arkansas and against the DOE in the second round ANO damages case. Entergy Arkansas received payment from the U.S. Treasury in October 2016. The effects of recording the judgment were reductions to plant, nuclear fuel expense, and other operation and maintenance expense. The ANO damages awarded included $6 million related to costs previously capitalized, $19 million related to costs previously recorded as nuclear fuel expense, $5 million related to costs previously recorded as other operation and maintenance expense, and $1 million related to costs previously recorded as taxes other than income taxes.

In August 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $53 million in favor of Entergy Louisiana and against the DOE in the first round Waterford 3 damages case. Entergy Louisiana received payment from the U.S. Treasury in November 2016. The effects of recording the judgment were reductions to plant, nuclear fuel expense, other operation and maintenance expense, and depreciation expense. The Waterford 3 damages awarded included $41 million related to costs previously capitalized, $10 million related to costs previously recorded as nuclear fuel expense, and $2 million related to costs previously recorded as other operation and maintenance expense. Of the $41 million, Entergy Louisiana recorded $3 million as a reduction to previously-recorded depreciation expense.

In September 2016 the U.S. Court of Federal Claims issued a judgment in the Entergy Nuclear Palisades case in the amount of $14 million. Entergy Nuclear Palisades recorded a receivable for that amount, and subsequently received payment from the U.S. Treasury in January 2017. The effects of recording the judgment were reductions to plant and other operation and maintenance expenses. The Palisades damages awarded included $11 million related to costs previously capitalized and $3 million related to costs previously recorded as other operation and maintenance expense. Of the $11 million, Entergy recorded $1 million as a reduction to previously-recorded depreciation expense. Entergy reduced its Palisades plant asset balance by the remaining $10 million. The Court previously issued a partial judgment in the case in the amount of $21 million, which was paid by the U.S. Treasury in October 2015.

In October 2016 the U.S. Court of Federal Claims issued a judgment in the second round Entergy Nuclear Indian Point 2 case in the amount of $34 million. Entergy Nuclear Indian Point 2 recorded a receivable for that amount, and subsequently received payment from the U.S. Treasury in January 2017. The effects of recording the judgment were reductions to plant and other operation and maintenance expenses. The Indian Point 2 damages awarded included $14 million related to costs previously capitalized, $15 million related to costs previously recorded as other operation and maintenance expense, $3 million related to previously recorded decommissioning expense, and $2 million related to costs previously recorded as taxes other than income taxes. Of the $14 million, Entergy recorded $3 million as a reduction to previously-recorded depreciation expense. Entergy reduced its Indian Point 2 plant asset balance by the remaining $11 million.

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

1.
The primary level is private insurance underwritten by American Nuclear Insurers (ANI) and provides public liability insurance coverage of $450 million for each operating reactor (prior to January 1, 2017, the primary level of insurance was $375 million).  If this amount is not sufficient to cover claims arising from an accident,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the second level, Secondary Financial Protection, applies. In 2016 the NRC approved Vermont Yankee’s exemption request to lower their limits from $375 million to $100 million effective April 15, 2016.

2.
Within the Secondary Financial Protection level, each nuclear reactor has a contingent obligation to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary level, regardless of proximity to the incident or fault, up to a maximum of approximately $127.3 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.146 billion).  This retrospective premium is payable at a rate currently set at approximately $19 million per year per incident per nuclear power reactor.

3.
In the event that one or more acts of terrorism cause a nuclear power plant accident, which results in third-party damages – off-site property and environmental damage, off-site bodily injury, and on-site third-party bodily injury (i.e. contractors), the primary level provided by ANI combined with the Secondary Financial Protection would provide approximately $13 billion in coverage.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. Under current law, the Terrorism Risk Insurance Act extends through 2020.

Currently, 102 nuclear reactors are participating in the Secondary Financial Protection program.  Effective April 15, 2016 the NRC granted Vermont Yankee’s exemption request and it was allowed to withdraw from participation in this layer of financial protection. The Secondary Financial Protection program provides approximately $13 billion in secondary layer insurance coverage to compensate the public in the event of a nuclear power reactor accident.  The Price-Anderson Act provides that all potential liability for a nuclear accident is limited to the amounts of insurance coverage available under the primary and secondary layers.

Entergy Arkansas and Entergy Louisiana each have two licensed reactors. System Energy has one licensed reactor (10% of Grand Gulf is owned by a non-affiliated company (Cooperative Energy) that would share on a pro-rata basis in any retrospective premium assessment to System Energy under the Price-Anderson Act).  The Entergy Wholesale Commodities segment includes the ownership, operation, and decommissioning of nuclear power reactors and the ownership of the shutdown Indian Point 1 reactor and Big Rock Point facility.

Property Insurance

Entergy’s nuclear owner/licensee subsidiaries are members of NEIL, a mutual insurance company that provides property damage coverage, including decontamination and premature decommissioning expense, to the members’ nuclear generating plants.  The property damage insurance limits procured by Entergy for its Utility plants and Entergy Wholesale Commodity plants are in compliance with the financial protection requirements of the NRC.

The Utility plants’ (ANO 1 and 2, Grand Gulf, River Bend, and Waterford 3) property damage insurance limits are $1.5 billion per occurrence at each plant with an additional $100 million per occurrence that is shared among the plants. Property damage from earthquake and volcanic eruption is excluded from the first $500 million in coverage for all Utility plants. Property damage from flood is excluded from the first $500 million in coverage at ANO 1 and 2 and Grand Gulf. Property damage from flood is included in the first $500 million for Waterford 3 and River Bend. Property damage from wind for all of the Utility nuclear plants includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a total maximum deductible of $50 million.

The Entergy Wholesale Commodities’ plants (Pilgrim, Palisades, Indian Point, Vermont Yankee, and Big Rock Point) have property damage insurance limits as follows: Vermont Yankee - $50 million per occurrence; Big Rock Point - $500 million per occurrence; Pilgrim and Palisades - $1.115 billion per occurrence; and Indian Point - $1.6 billion per occurrence. For losses that are considered non-nuclear in nature, the property damage insurance limit at Pilgrim, Palisades, and Indian Point is $500 million and at Vermont Yankee is $50 million. Property damage from wind and flood at Indian Point includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million, but property damage from earthquake and volcanic eruption at Indian Point is excluded from the first $500 million. Property damage from wind at Pilgrim includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum

Entergy Corporation and Subsidiaries
Notes to Financial Statements

deductible of $50 million, but property damage from flood, earthquake, and volcanic eruption at Pilgrim is excluded from the first $500 million. Property damage from wind, flood, earthquake, and volcanic eruption at Vermont Yankee and Palisades includes a deductible of $10 million plus an additional 10% of the amount of the loss in excess of $10 million, up to a maximum deductible of $50 million.

The value of the insured property at the time of an accident at Pilgrim, Palisades, and Vermont Yankee has been changed from replacement cost to actual cash value.

In addition, Waterford 3 and Grand Gulf are also covered under NEIL’s Accidental Outage Coverage program.  Due to Entergy’s gradual exit from the merchant/wholesale power business, Entergy no longer purchases Accidental Outage Coverage for its non-regulated, non-generation assets. Accidental outage coverage provides indemnification for the actual cost incurred in the event of an unplanned outage resulting from property damage covered under the NEIL Primary Property Insurance policy, subject to a deductible period.  The indemnification for the actual cost incurred is based on market power prices at the time of the loss. For non-nuclear events, the maximum indemnity, under this policy, is limited to $327.6 million per occurrence. After the deductible period has passed, weekly indemnities for an unplanned outage, covered under NEIL’s Accidental Outage Coverage program, would be paid according to the amounts listed below:

•	100% of the weekly indemnity for each week for the first payment period of 52 weeks; then

•	80% of the weekly indemnity for each week for the second payment period of 52 weeks; and thereafter

•	80% of the weekly indemnity for an additional 58 weeks for the third and final payment period.

Under the property damage and accidental outage insurance programs, all NEIL insured plants could be subject to assessments should losses exceed the accumulated funds available from NEIL.  Effective April 1, 2017, the maximum amounts of such possible assessments per occurrence were as follows:

Assessments
(In Millions)
Utility:
Entergy Arkansas	$40.3
Entergy Louisiana	$49.4
Entergy Mississippi	$0.11
Entergy New Orleans	$0.11
Entergy Texas	N/A
System Energy	$22.3

Entergy Wholesale Commodities	$—

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

In the event that one or more acts of terrorism causes property damage under one or more or all nuclear insurance policies issued by NEIL (including, but not limited to, those described above) within 12 months from the date the first property damage occurs, the maximum recovery under all such nuclear insurance policies shall be an aggregate not exceeding $3.24 billion plus the additional amounts recovered for such losses from reinsurance, indemnity, and any other sources applicable to such losses.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Nuclear Property Insurance

Entergy’s non-nuclear property insurance program provides coverage on a system-wide basis for Entergy’s non-nuclear assets. The insurance program provides coverage up to $400 million per occurrence, “each and every loss” basis in excess of a $20 million self-insured retention with the exception of the following: earthquake shock, flood, and named windstorm, including associated storm surge. For earthquake shock and flood, the insurance program provides coverage up to $400 million on an annual aggregate basis in excess of a $40 million self-insured retention. For named windstorm and associated storm surge, the insurance program provides coverage up to $125 million on an annual aggregate basis in excess of a $40 million self-insured retention.  The coverage provided by the insurance program for the Entergy New Orleans gas distribution system is limited to $50 million per occurrence and is subject to the same annual aggregate limits and retentions listed above for earthquake shock, flood, and named windstorm, including associated storm surge.

Covered property generally includes power plants, substations, facilities, inventories, and gas distribution-related properties.  Excluded property generally includes transmission and distribution lines, poles, and towers. For substations valued at $5 million or less, coverage for named windstorm and associated storm surge is excluded.  This coverage is in place for Entergy Corporation, the Registrant Subsidiaries, and certain other Entergy subsidiaries, including the owners of the nuclear power plants in the Entergy Wholesale Commodities segment.  Entergy also purchases $300 million in terrorism insurance coverage for its conventional property.  The Terrorism Risk Insurance Reauthorization Act of 2007 created a government program that provides for up to $100 billion in coverage in excess of existing coverage for a terrorist event. Under current law, the Terrorism Risk Insurance Act extends through 2020.

Prior to June 1, 2017, Entergy purchased additional coverage for some of its non-regulated, non-generation assets in addition to the insurance procured via the conventional property insurance program. The policy served to buy-down the conventional property insurance policy’s $20 million deductible and was placed on a scheduled location basis.  Due to Entergy’s gradual exit from the merchant/wholesale power business, effective June 1, 2017, Entergy no longer purchases this additional coverage ($20 million per occurrence) for some of its non-regulated, non-generation assets.

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

Asbestos Litigation (Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas)

Numerous lawsuits have been filed in federal and state courts, primarily by contractor employees who worked in the 1940-1980s timeframe, primarily against Entergy Texas, and to a lesser extent the other Utility operating companies, as premises owners of power plants, for damages caused by alleged exposure to asbestos.  Many other defendants are named in these lawsuits as well.  Currently, there are approximately 200 lawsuits involving

Entergy Corporation and Subsidiaries
Notes to Financial Statements

approximately 500 claimants.  Management believes that adequate provisions have been established to cover any exposure.  Additionally, negotiations continue with insurers to recover reimbursements.  Management believes that loss exposure has been and will continue to be handled so that the ultimate resolution of these matters will not be material, in the aggregate, to the financial position, results of operation, or cash flows of the Utility operating companies.

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

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy has agreed to sell all of its share of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by the FERC.  Charges under this agreement are paid in consideration for the purchasing companies’ respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered.  The agreement will remain in effect until terminated by the parties and the termination is approved by the FERC, most likely upon Grand Gulf’s retirement from service.  In December 2016 the NRC granted the extension of Grand Gulf’s operating license to 2044. Monthly obligations are based on actual capacity and energy costs.  The average monthly payments for 2017 under the agreement are approximately $19.5 million for Entergy Arkansas, $7.8 million for Entergy Louisiana, $17 million for Entergy Mississippi, and $9.4 million for Entergy New Orleans. See Note 2 to the financial statements for discussion of the complaint filed with the FERC against System Energy seeking a reduction in the return on equity component of the Unit Power Sales Agreement.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reallocation Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans entered into the Reallocation Agreement relating to the sale of capacity and energy from Grand Gulf and the related costs, in which Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans agreed to assume all of Entergy Arkansas’s responsibilities and obligations with respect to Grand Gulf under the Availability Agreement.  The FERC’s decision allocating a portion of Grand Gulf capacity and energy to Entergy Arkansas supersedes the Reallocation Agreement as it relates to Grand Gulf.  Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (Entergy Louisiana-26.23%, Entergy Mississippi-43.97%, and Entergy New Orleans-29.80%) under the terms of the Reallocation Agreement.  However, the Reallocation Agreement does not affect Entergy Arkansas’s obligation to System Energy’s lenders under the assignments referred to in the preceding paragraph.  Entergy Arkansas would be liable for its share of such amounts if Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans were unable to meet their contractual obligations.  No payments of any amortization amounts will be required so long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

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

	December 31,
	2017	2016
	(In Millions)
Entergy Arkansas	$176.9	$128.5
Entergy Louisiana	($32.4)	($53.9)
Entergy Mississippi	$91.6	$82.0
Entergy New Orleans	$44.8	$40.1
Entergy Texas	$55.2	$33.5
System Energy	$67.9	$69.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The cumulative decommissioning and retirement cost liabilities and expenses recorded in 2017 and 2016 by Entergy were as follows:

	Liabilities as of December 31, 2016		Accretion	Change in Cash Flow Estimate	Spending	Dispositions		Liabilities as of December 31, 2017
	(In Millions)
Utility:
Entergy Arkansas	$924.4		$56.8	$—	$—	$—		$981.2
Entergy Louisiana	1,082.7		57.8	—	—	—		1,140.5
Entergy Mississippi	8.7		0.5	—	—	—		9.2
Entergy New Orleans	2.9		0.2	—	—	—		3.1
Entergy Texas	6.5		0.3	—	—	—		6.8
System Energy	854.2		43.4	(35.9)	—	—		861.7
Total	2,879.4		159.0	(35.9)	—	—		3,002.5

Entergy Wholesale Commodities:
Big Rock Point	37.9		3.1	—	(2.1)	—		38.9
FitzPatrick	714.3	(a)	13.9	—	(0.9)	(727.3)	(b)	—
Indian Point 1	207.6		17.7	—	(7.7)	—		217.6
Indian Point 2	653.1		55.8	—	(0.2)	—		708.7
Indian Point 3	641.1		53.5	—	(0.1)	—		694.5
Palisades	500.3		41.3	(68.7)	(2.5)	—		470.4
Pilgrim	602.3		52.8	—	(3.7)	—		651.4
Vermont Yankee	470.5		34.4	—	(103.4)	—		401.5
Other (c)	0.3		—	—	—	—		0.3
Total	3,827.4		272.5	(68.7)	(120.6)	(727.3)		3,183.3

Entergy Total	$6,706.8		$431.5	($104.6)	($120.6)	($727.3)		$6,185.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

	Liabilities as of December 31, 2015		Liabilities Incurred	Accretion	Change in Cash Flow Estimate	Spending	Liabilities as of December 31, 2016
	(In Millions)
Utility:
Entergy Arkansas	$872.3		$—	$53.6	$—	($1.5)	$924.4
Entergy Louisiana	1,027.9		—	54.8	—	—	1,082.7
Entergy Mississippi	8.3		—	0.4	—	—	8.7
Entergy New Orleans	2.7		—	0.2	—	—	2.9
Entergy Texas	6.1		—	0.4	—	—	6.5
System Energy	803.4		—	50.8	—	—	854.2
Total	2,720.7		—	160.2	—	(1.5)	2,879.4

Entergy Wholesale Commodities:
Big Rock Point	28.0		—	2.2	10.1	(2.4)	37.9
FitzPatrick	—	(d)	696.2	18.1	—	—	714.3	(a)
Indian Point 1	197.9		—	17.1	(0.3)	(7.1)	207.6
Indian Point 2	390.1		—	33.0	230.0	—	653.1
Indian Point 3	—	(d)	466.3	12.1	162.7	—	641.1
Palisades	342.0		—	29.5	128.8	—	500.3
Pilgrim	551.2		—	48.4	3.2	(0.5)	602.3
Vermont Yankee	560.0		—	39.3	—	(128.8)	470.5
Other (c)	0.3		—	—	—	—	0.3
Total	2,069.5		1,162.5	199.7	534.5	(138.8)	3,827.4

Entergy Total	$4,790.2		$1,162.5	$359.9	$534.5	($140.3)	$6,706.8

(a)
The FitzPatrick asset retirement obligation was classified as held for sale within other non-current liabilities on the consolidated balance sheet as of December 31, 2016. See Note 14 to the financial statements for discussion of the sale of the FitzPatrick plant to Exelon in March 2017.

(b)	See Note 14 to the financial statements for discussion of the sale of the FitzPatrick plant to Exelon in March 2017.

(c)	See “Coal Combustion Residuals” below for additional discussion regarding the asset retirement obligations related to coal combustion residuals management.

(d)
See “Entergy Wholesale Commodities” in “Nuclear Plant Decommissioning” below for additional discussion regarding the decommissioning agreements with NYPA and the associated asset retirement obligations.

Nuclear Plant Decommissioning

Entergy periodically reviews and updates estimated decommissioning costs.  The actual decommissioning costs may vary from the estimates because of the timing of plant decommissioning, regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.  As described below, during 2017 and 2016, Entergy updated decommissioning cost estimates for certain nuclear power plants.

Utility

In the second quarter 2017, System Energy recorded a revision to its estimated decommissioning cost liability for Grand Gulf as a result of a revised decommissioning cost study. The revised estimate resulted in a $35.9 million

Entergy Corporation and Subsidiaries
Notes to Financial Statements

reduction in its decommissioning cost liability, along with a corresponding reduction in the related asset retirement cost asset that will be depreciated over the remaining life of the unit.

Entergy Wholesale Commodities

In August 2013 the Board approved a plan to close and decommission Vermont Yankee at the end of 2014. Vermont Yankee submitted notification of permanent cessation of operations and permanent removal of fuel from the reactor in January 2015 after final shutdown in December 2014. Vermont Yankee’s future certifications to satisfy the NRC’s financial assurance requirements will now be based on the site specific cost estimate, including the estimated cost of managing spent fuel, rather than the NRC minimum formula for estimating decommissioning costs. Filings with the NRC for planned shutdown activities will determine whether any other financial assurance may be required and will specifically address funding for spent fuel management, which will be required until the federal government takes possession of the fuel and removes it from the site, per its current obligation.

Entergy expects that amounts available in Vermont Yankee’s decommissioning trust fund, including expected earnings, together with borrowings under its credit facility that are expected to be repaid with recoveries from DOE litigation related to spent fuel storage, and the site restoration trust, will be sufficient to cover Vermont Yankee’s expected costs of decommissioning, spent fuel management costs, and site restoration. See Note 4 to the financial statements for discussion of the credit facility and Note 16 to the financial statements for discussion of the decommissioning trust fund.  In June 2015 the NRC staff issued an exemption from its regulations to allow Vermont Yankee to use its decommissioning trust fund to pay for approximately $225 million of estimated future spent fuel management costs that will not be paid for using funds from its credit facility.  In August 2015, Vermont and two Vermont utilities filed a petition in the U.S. Court of Appeals for the D.C. Circuit challenging the NRC’s issuance of that exemption.  In February 2016 the court dismissed the petition as premature because Vermont and the utilities had requested the NRC to reconsider a number of issues related to Vermont Yankee's use of the decommissioning trust fund including its use to pay for spent fuel management expenses pursuant to the exemption granted in June 2015. In October 2016 the NRC denied Vermont's and the utilities' request for a hearing and other relief but directed the NRC staff to conduct an assessment of any environmental impacts associated with the exemption. In December 2017 the NRC issued its final environmental assessment, concluding that the exemption did not, and will not, have a significant effect on the environment.

In the fourth quarter 2016, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Palisades as a result of a revised decommissioning cost study. The revised estimate resulted in a $129 million increase in the decommissioning cost liability, along with a corresponding increase in the related asset retirement cost asset. The increase in the estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations of the plant on October 1, 2018, subject to regulatory approval. The asset retirement cost asset was included in the Palisades carrying value that was written down to fair value in the fourth quarter 2016. See Note 14 to the financial statements for discussion of the impairment of the value and planned shutdown of the Palisades plant.

In the third quarter 2017, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liability for Palisades. The revised estimate resulted in a $68.7 million reduction in its decommissioning cost liability, along with a corresponding reduction in the plant asset. The reduction in its estimated decommissioning cost liability resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to continue to operate the plant until May 31, 2022.

For the Indian Point 3 and FitzPatrick plants purchased in 2000 from NYPA, NYPA retained the decommissioning trust funds and the decommissioning liabilities.  NYPA and Entergy subsidiaries executed decommissioning agreements, which specified their decommissioning obligations.  NYPA had the right to require the Entergy subsidiaries to assume each of the decommissioning liabilities provided that it assigned the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries.  Under the original agreements, if the decommissioning liabilities were retained by NYPA, the Entergy subsidiaries would perform the decommissioning of

Entergy Corporation and Subsidiaries
Notes to Financial Statements

the plants at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trust funds. At the time of the acquisition of the plants Entergy recorded a contract asset that represented an estimate of the present value of the difference between the stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies. The asset was increased by monthly accretion based on the applicable discount rate necessary to ultimately provide for the estimated future value of the decommissioning contract.  The monthly accretion was recorded as interest income.

In the third quarter 2015, Entergy Wholesale Commodities recorded a revision to the contract asset for the FitzPatrick plant. Due to a change in expectation regarding the timing of decommissioning cash flows, the result was a write down of the contract asset from $335 million to $131 million, for a charge of $204 million.

In August 2016, Entergy entered into a trust transfer agreement with NYPA to transfer the decommissioning trust funds and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy. As a result of the agreement with NYPA, in the third quarter 2016 Entergy removed the contract asset from its balance sheet, and recorded receivables for the beneficial interests in the decommissioning trust funds and asset retirement obligations for the decommissioning liabilities. The transaction was contingent upon receiving approval from the NRC, which was received in January 2017.  The decommissioning trust funds for the Indian Point 3 and FitzPatrick plants were transferred to Entergy by NYPA in January 2017. In March 2017, Entergy sold the FitzPatrick plant to Exelon, and as part of the transaction, the FitzPatrick decommissioning trust fund, along with the decommissioning obligation for that plant, was transferred to Exelon. See Note 14 to the financial statements for discussion of the sale of FitzPatrick.

In the fourth quarter 2016, Entergy Wholesale Commodities recorded a revision to its estimated decommissioning cost liabilities for Indian Point 1, Indian Point 2, and Indian Point 3 as a result of revised decommissioning cost studies. The revised estimates resulted in a $392 million increase in the decommissioning cost liabilities, along with a corresponding increase in the related asset retirement cost assets. The increase in the estimated decommissioning cost liabilities resulted from the change in expectation regarding the timing of decommissioning cash flows due to the decision to cease operations of the Indian Point 2 plant no later than April 2020 and the Indian Point 3 plant no later than April 2021. The asset retirement cost assets were included in the carrying value that was written down to fair value in the fourth quarter 2016. See Note 14 to the financial statements for discussion of the impairment of the value and planned shutdown of Indian Point Energy Center.

As the Entergy Wholesale Commodities nuclear plants individually approach and begin decommissioning, the Entergy Wholesale Commodities plant owners will submit filings with the NRC for planned shutdown activities. These filings with the NRC will determine whether any other financial assurance may be required. The plants’ owners are required to provide the NRC with a biennial report (annually for units that have shut down or will shut down within five years), based on values as of December 31, addressing the owners’ ability to meet the NRC minimum funding levels. Depending on the value of the trust funds, the Entergy Wholesale Commodities plant owners may be required to take steps, such as providing financial guarantees through letters of credit or parent company guarantees or making additional contributions to the trusts, which could be significant, to ensure that the trusts are adequately funded and that NRC minimum funding requirements are met.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy maintains decommissioning trust funds that are committed to meeting its obligations for the costs of decommissioning the nuclear power plants.  The fair values of the decommissioning trust funds and the related asset retirement obligation regulatory assets (liabilities) of Entergy as of December 31, 2017 and 2016 are as follows:

	2017		2016
	Decommissioning Trust Fair Values	Regulatory Asset (Liability)	Decommissioning Trust Fair Values	Regulatory Asset (Liability)
	(In Millions)		(In Millions)
Utility:
ANO 1 and ANO 2	$944.9	$337.9	$834.7	$316.3
River Bend	$818.2	($30.6)	$712.8	($28.4)
Waterford 3	$493.9	$188.9	$427.9	$172.8
Grand Gulf	$905.7	$169.1	$780.5	$142.5
Entergy Wholesale Commodities	$4,049.3	$—	$2,968.0	$—

As a result of the agreement with NYPA discussed above, in the third quarter 2016, Entergy removed the contract asset from its balance sheet, and recorded receivables of $1.5 billion for the beneficial interests in the decommissioning trust funds for Indian Point 3 and FitzPatrick. At December 31, 2016, the fair values of the decommissioning trust funds held by NYPA were $719 million for the Indian Point 3 plant and $785 million for the FitzPatrick plant. See Note 16 to the financial statements for further discussion of the transfer of the decommissioning trust funds held by NYPA to Entergy.

Coal Combustion Residuals

In June 2010 the EPA issued a proposed rule on coal combustion residuals (CCRs) that contained two primary regulatory options: (1) regulating CCRs destined for disposal in landfills or received (including stored) in surface impoundments as so-called “special wastes” under the hazardous waste program of RCRA Subtitle C; or (2) regulating CCRs destined for disposal in landfills or surface impoundments as non-hazardous wastes under Subtitle D of RCRA.  Under both options, CCRs that are beneficially reused in certain processes would remain excluded from hazardous waste regulation. In April 2015 the EPA published the final CCR rule with the material being regulated under the second scenario presented above - as non-hazardous wastes regulated under RCRA Subtitle D. The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse. In December 2016, the Water Infrastructure Improvements for the Nation Act (WIIN Act) was signed into law, which authorizes states to regulate coal ash rather than leaving primary enforcement to citizen suit actions. States may submit to the EPA proposals for permit programs. In September 2017 the EPA agreed to reconsider certain provisions of the CCR rule in light of the WIIN Act. The EPA has not yet initiated a new round of rulemaking and has not extended the existing mid-October 2017 groundwater monitoring deadline. Entergy met the existing monitoring deadline, is monitoring state agency actions, and will participate in the regulatory development process.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 10.   LEASES  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

General

As of December 31, 2017, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities with minimum lease payments as follows (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf sale and leaseback transaction, all of which are discussed elsewhere):

Year	Operating Leases	Capital Leases
	(In Thousands)
2018	$80,368	$3,018
2019	82,516	2,887
2020	67,385	2,887
2021	58,507	2,887
2022	43,760	2,887
Years thereafter	96,550	19,004
Minimum lease payments	429,086	33,570
Less: Amount representing interest	—	10,051
Present value of net minimum lease payments	$429,086	$23,519

Total rental expenses for all leases (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf and Waterford 3 sale and leaseback transactions) amounted to $53.1 million in 2017, $44.4 million in 2016, and $63.9 million in 2015.

As of December 31, 2017 the Registrant Subsidiaries had non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities with minimum lease payments as follows (excluding power purchase agreement operating leases, nuclear fuel leases, and the Grand Gulf lease obligation, all of which are discussed elsewhere):

Operating Leases

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2018	$17,009	$21,814	$11,771	$1,646	$3,469
2019	17,665	22,875	10,611	1,579	2,893
2020	11,483	17,790	8,969	1,382	1,934
2021	9,363	13,762	7,059	1,033	1,299
2022	6,834	10,067	5,007	662	862
Years thereafter	23,598	19,443	5,817	1,797	2,173
Minimum lease payments	$85,952	$105,751	$49,234	$8,099	$12,630

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Rental Expenses

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2017	$7.5	$23.0	$5.6	$2.5	$3.4	$2.2
2016	$8.0	$17.8	$4.0	$0.9	$2.8	$1.6
2015	$13.6	$21.8	$5.4	$1.6	$4.0	$2.9

In addition to the above rental expense, railcar operating lease payments and oil tank facilities lease payments are recorded in fuel expense in accordance with regulatory treatment.  Railcar operating lease payments were $4.0 million in 2017, $3.4 million in 2016, and $4.7 million in 2015 for Entergy Arkansas and $0.3 million in 2017, $0.3 million in 2016, and $1.1 million in 2015 for Entergy Louisiana.  Oil tank facilities lease payments for Entergy Mississippi were $1.6 million in 2017, $1.6 million in 2016, and $1.6 million in 2015.

Power Purchase Agreements

As of December 31, 2017, Entergy Texas had a power purchase agreement that is accounted for as an operating lease under the accounting standards. The lease payments are recovered in fuel expense in accordance with regulatory treatment. The minimum lease payments under the power purchase agreement are as follows:

Year	Entergy Texas (a)	Entergy
	(In Thousands)
2018	$30,458	$30,458
2019	31,159	31,159
2020	31,876	31,876
2021	32,609	32,609
2022	10,180	10,180
Years thereafter	—	—
Minimum lease payments	$136,282	$136,282

(a)
Amounts reflect 100% of minimum payments. Under a separate contract, which expires May 31, 2022, Entergy Louisiana purchases 50% of the capacity and energy from the power purchase agreement from Entergy Texas.

Total capacity expense under the power purchase agreement accounted for as an operating lease at Entergy Texas was $34.1 million in 2017, $26.1 million in 2016, and $29.9 million in 2015.

Sales and Leaseback Transactions

Waterford 3 Lease Obligation

In 1989, in three separate but substantially identical transactions, Entergy Louisiana sold and leased back undivided interests in Waterford 3 for the aggregate sum of $353.6 million.  The leases were scheduled to expire in July 2017.  Entergy Louisiana was required to report the sale-leaseback as a financing transaction in its financial statements.

In December 2015, Entergy Louisiana agreed to purchase the undivided interests in Waterford 3 that were previously being leased. The purchase was accomplished in a two-step transaction in which Entergy Louisiana first

Entergy Corporation and Subsidiaries
Notes to Financial Statements

acquired the equity participant’s beneficial interest in the leased assets, followed by a termination of the leases and transfer of the leased assets to Entergy Louisiana when the outstanding lessor debt is paid.

In March 2016, Entergy Louisiana completed the first step in the two-step transaction by acquiring the equity participant’s beneficial interest in the leased assets. Entergy Louisiana paid $60 million in cash and $52 million through the issuance of a non-interest bearing collateral trust mortgage note, payable in installments through July 2017. Entergy Louisiana continued to make payments on the lessor debt that remained outstanding and which matured in January 2017. The combination of payments on the $52 million collateral trust mortgage note issued and the debt service on the lessor debt was equal in timing and amount to the remaining lease payments due from the closing of the transaction through the end of the lease term in July 2017.

Throughout the term of the lease, Entergy Louisiana had accrued a liability for the amount it expected to pay to retain the use of the undivided interests in Waterford 3 at the end of the lease term. Since the sale-leaseback transaction was accounted for as a financing transaction, the accrual of this liability was accounted for as additional interest expense. As of December 2015, the balance of this liability was $62.7 million. Upon entering into the agreement to purchase the equity participant’s beneficial interest in the undivided interests, Entergy Louisiana reduced the balance of the liability to $60 million, and recorded the $2.7 million difference as a credit to interest expense. The $60 million remaining liability was eliminated upon payment of the cash portion of the purchase price in 2016.

As of December 31, 2016, Entergy Louisiana, in connection with the Waterford 3 lease obligation, had a future minimum lease payment (reflecting an interest rate of 8.09%) of $57.5 million, including $2.3 million in interest, due January 2017 that was recorded as long-term debt.

In February 2017 the leases were terminated and the leased assets were conveyed to Entergy Louisiana.

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

System Energy is required to report the sale-leaseback as a financing transaction in its financial statements.  For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation.  However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes.  Consistent with a recommendation contained in a FERC audit report, System Energy initially recorded as a net regulatory asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and continues to record this difference as a regulatory asset or liability on an ongoing basis, resulting in a zero net balance for the regulatory asset at the end of the lease term.  The amount was a net regulatory liability of $55.6 million as of December 31, 2017 and 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2017, System Energy, in connection with the Grand Gulf sale and leaseback transactions, had future minimum lease payments (reflecting an implicit rate of 5.13%) that are recorded as long-term debt, as follows:

Amount
(In Thousands)

2018	$17,188
2019	17,188
2020	17,188
2021	17,188
2022	17,188
Years thereafter	240,625
Total	326,565
Less: Amount representing interest	292,209
Present value of net minimum lease payments	$34,356

NOTE 11.  RETIREMENT, OTHER POSTRETIREMENT BENEFITS, AND DEFINED CONTRIBUTION PLANS  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Qualified Pension Plans

Entergy has eight qualified pension plans covering substantially all employees. The Entergy Corporation Retirement Plan for Non-Bargaining Employees (Non-Bargaining Plan I), the Entergy Corporation Retirement Plan for Bargaining Employees (Bargaining Plan I), the Entergy Corporation Retirement Plan II for Non-Bargaining Employees (Non-Bargaining Plan II), the Entergy Corporation Retirement Plan II for Bargaining Employees, the Entergy Corporation Retirement Plan III, and the Entergy Corporation Retirement Plan IV for Bargaining Employees are non-contributory final average pay plans and provide pension benefits that are based on employees’ credited service and compensation during employment.  Effective as of the close of business on December 31, 2016, the Entergy Corporation Retirement Plan IV for Non-Bargaining Employees (Non-Bargaining Plan IV) was merged with and into Non-Bargaining Plan II. At the close of business on December 31, 2016, the liabilities for the accrued benefits and the assets attributable to such liabilities of all participants in Non-Bargaining Plan IV were assumed by and transferred to Non-Bargaining Plan II. There was no loss of vesting or benefit options or reduction of accrued benefits to affected participants as a result of this plan merger. Non-bargaining employees whose most recent date of hire is after June 30, 2014 participate in the Entergy Corporation Cash Balance Plan for Non-Bargaining Employees (Non-Bargaining Cash Balance Plan). Certain bargaining employees hired or rehired after June 30, 2014, or such later date provided for in their applicable collective bargaining agreements, participate in the Entergy Corporation Cash Balance Plan for Bargaining Employees (Bargaining Cash Balance Plan). The Registrant Subsidiaries participate in these four plans: Non-Bargaining Plan I, Bargaining Plan I, Non-Bargaining Cash Balance Plan, and Bargaining Cash Balance Plan.

The assets of the six final average pay qualified pension plans are held in a master trust established by Entergy, and the assets of the two cash balance pension plans are held in a second master trust established by Entergy.  Each pension plan has an undivided beneficial interest in each of the investment accounts in its respective master trust that is maintained by a trustee.  Use of the master trusts permits the commingling of the trust assets of the pension plans of Entergy Corporation and its Registrant Subsidiaries for investment and administrative purposes.  Although assets in the master trusts are commingled, the trustee maintains supporting records for the purpose of allocating the trust level equity in net earnings (loss) and the administrative expenses of the investment accounts in each trust to the various participating pension plans in that particular trust.  The fair value of the trusts’ assets is determined by the trustee and certain investment managers.  For each trust, the trustee calculates a daily earnings factor, including realized and

Entergy Corporation and Subsidiaries
Notes to Financial Statements

unrealized gains or losses, collected and accrued income, and administrative expenses, and allocates earnings to each plan in the master trusts on a pro rata basis.

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

Components of Qualified Net Pension Cost and Other Amounts Recognized as a Regulatory Asset and/or Accumulated Other Comprehensive Income (AOCI)

Entergy Corporation and its subsidiaries’ total 2017, 2016, and 2015 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, included the following components:

	2017	2016	2015
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$133,641	$143,244	$175,046
Interest cost on projected benefit obligation	260,824	261,613	302,777
Expected return on assets	(408,225)	(389,465)	(394,618)
Amortization of prior service cost	261	1,079	1,561
Recognized net loss	227,720	195,298	235,922
Curtailment loss	—	3,084	374
Special termination benefit	—	—	76
Net periodic pension costs	$214,221	$214,853	$321,138
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$368,067	$203,229	$50,762
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service cost	(261)	(1,079)	(1,561)
Acceleration of prior service cost to curtailment	—	(1,045)	(374)
Amortization of net loss	(227,720)	(195,298)	(235,922)
Total	$140,086	$5,807	($187,095)
Total recognized as net periodic pension cost, regulatory asset, and/or AOCI (before tax)	$354,307	$220,660	$134,043
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year:
Prior service cost	$398	$261	$1,079
Net loss	$274,104	$227,720	$195,321

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The Registrant Subsidiaries’ total 2017, 2016, and 2015 qualified pension costs and amounts recognized as a regulatory asset and/or other comprehensive income, including amounts capitalized, for their employees included the following components:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$20,358	$27,698	$5,890	$2,500	$5,455	$6,145
Interest cost on projected benefit obligation	51,776	59,235	14,927	7,163	13,569	12,364
Expected return on assets	(81,707)	(92,067)	(24,526)	(11,199)	(24,722)	(18,650)
Recognized net loss	46,560	49,417	12,213	6,632	9,241	11,857
Net pension cost	$36,987	$44,283	$8,504	$5,096	$3,543	$11,716
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$51,569	$57,510	$14,681	$8,601	$1,109	$27,733
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(46,560)	(49,417)	(12,213)	(6,632)	(9,241)	(11,857)
Total	$5,009	$8,093	$2,468	$1,969	($8,132)	$15,876
Total recognized as net periodic pension (income)/cost, regulatory asset, and/or AOCI (before tax)	$41,996	$52,376	$10,972	$7,065	($4,589)	$27,592
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$53,650	$57,800	$14,438	$7,816	$10,503	$14,859

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$20,724	$28,194	$6,250	$2,625	$5,664	$6,263
Interest cost on projected benefit obligation	52,219	59,478	15,245	7,256	14,228	11,966
Expected return on assets	(79,087)	(88,383)	(23,923)	(10,748)	(24,248)	(17,836)
Recognized net loss	43,745	47,783	11,938	6,460	9,358	10,415
Net pension cost	$37,601	$47,072	$9,510	$5,593	$5,002	$10,808
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net loss	$60,968	$46,742	$10,942	$5,463	$3,816	$20,805
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(43,745)	(47,783)	(11,938)	(6,460)	(9,358)	(10,415)
Total	$17,223	($1,041)	($996)	($997)	($5,542)	$10,390
Total recognized as net periodic pension (income)/ cost, regulatory asset, and/or AOCI (before tax)	$54,824	$46,031	$8,514	$4,596	($540)	$21,198
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$46,560	$49,417	$12,213	$6,632	$9,241	$11,857

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Net periodic pension cost:
Service cost - benefits earned during the period	$26,646	$34,396	$7,929	$3,395	$6,582	$7,827
Interest cost on projected benefit obligation	61,885	69,465	18,007	8,432	17,414	13,970
Expected return on assets	(80,102)	(90,803)	(24,420)	(10,899)	(24,887)	(18,271)
Recognized net loss	54,254	59,802	14,896	8,053	12,950	13,055
Net pension cost	$62,683	$72,860	$16,412	$8,981	$12,059	$16,581
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	$16,687	$16,618	$6,329	$1,853	($4,488)	$101
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of net loss	(54,254)	(59,802)	(14,896)	(8,053)	(12,950)	(13,055)
Total	($37,567)	($43,184)	($8,567)	($6,200)	($17,438)	($12,954)
Total recognized as net periodic pension (income)/cost, regulatory asset, and/or AOCI (before tax)	$25,116	$29,676	$7,845	$2,781	($5,379)	$3,627
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Net loss	$43,747	$47,809	$11,938	$6,460	$9,358	$10,414

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified Pension Obligations, Plan Assets, Funded Status, Amounts Recognized in the Balance Sheet

Qualified pension obligations, plan assets, funded status, amounts recognized in the Consolidated Balance Sheets for Entergy Corporation and its Subsidiaries as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$7,142,567	$6,848,238
Service cost	133,641	143,244
Interest cost	260,824	261,613
Curtailment	—	2,039
Actuarial loss	767,849	209,360
Employee contributions	40	23
Benefits paid	(317,834)	(321,950)
Balance at December 31	$7,987,087	$7,142,567
Change in Plan Assets
Fair value of assets at January 1	$5,171,202	$4,707,433
Actual return on plan assets	808,007	395,596
Employer contributions	409,901	390,100
Employee contributions	40	23
Benefits paid	(317,834)	(321,950)
Fair value of assets at December 31	$6,071,316	$5,171,202
Funded status	($1,915,771)	($1,971,365)
Amount recognized in the balance sheet
Non-current liabilities	($1,915,771)	($1,971,365)
Amount recognized as a regulatory asset
Net loss	$2,418,206	$2,326,349
Amount recognized as AOCI (before tax)
Prior service cost	$398	$659
Net loss	667,766	619,276
	$668,164	$619,935

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Qualified pension obligations, plan assets, funded status, amounts recognized in the Balance Sheets for the Registrant Subsidiaries as of December 31, 2017 and 2016 are as follows:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$1,454,310	$1,624,233	$419,201	$197,464	$386,366	$335,381
Service cost	20,358	27,698	5,890	2,500	5,455	6,145
Interest cost	51,776	59,235	14,927	7,163	13,569	12,364
Actuarial loss	131,729	147,704	38,726	19,507	25,339	45,471
Benefits paid	(77,417)	(73,170)	(21,195)	(8,738)	(20,009)	(15,312)
Balance at December 31	$1,580,756	$1,785,700	$457,549	$217,896	$410,720	$384,049
Change in Plan Assets
Fair value of assets at January 1	$1,041,592	$1,169,147	$314,349	$142,488	$317,576	$235,144
Actual return on plan assets	161,868	182,261	48,572	22,104	48,952	36,387
Employer contributions	79,625	87,503	19,116	9,893	17,004	18,213
Benefits paid	(77,417)	(73,170)	(21,195)	(8,738)	(20,009)	(15,312)
Fair value of assets at December 31	$1,205,668	$1,365,741	$360,842	$165,747	$363,523	$274,432
Funded status	($375,088)	($419,959)	($96,707)	($52,149)	($47,197)	($109,617)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($375,088)	($419,959)	($96,707)	($52,149)	($47,197)	($109,617)
Amounts recognized as regulatory asset
Net loss	$706,783	$701,324	$191,877	$96,913	$145,412	$185,774
Amounts recognized as AOCI (before tax)
Net loss	$—	$44,765	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in Projected Benefit Obligation (PBO)
Balance at January 1	$1,400,511	$1,564,710	$408,604	$191,064	$383,627	$311,542
Service cost	20,724	28,194	6,250	2,625	5,664	6,263
Interest cost	52,219	59,478	15,245	7,256	14,228	11,966
Actuarial loss	62,187	48,357	11,343	5,573	4,274	20,661
Benefits paid	(81,331)	(76,506)	(22,241)	(9,054)	(21,427)	(15,051)
Balance at December 31	$1,454,310	$1,624,233	$419,201	$197,464	$386,366	$335,381
Change in Plan Assets
Fair value of assets at January 1	$959,618	$1,071,234	$292,297	$129,975	$298,378	$212,006
Actual return on plan assets	80,306	89,998	24,325	10,858	24,705	17,692
Employer contributions	82,999	84,421	19,968	10,709	15,920	20,497
Benefits paid	(81,331)	(76,506)	(22,241)	(9,054)	(21,427)	(15,051)
Fair value of assets at December 31	$1,041,592	$1,169,147	$314,349	$142,488	$317,576	$235,144
Funded status	($412,718)	($455,086)	($104,852)	($54,976)	($68,790)	($100,237)
Amounts recognized in the balance sheet (funded status)
Non-current liabilities	($412,718)	($455,086)	($104,852)	($54,976)	($68,790)	($100,237)
Amounts recognized as regulatory asset
Net loss	$701,774	$686,337	$189,409	$94,944	$153,544	$169,897
Amounts recognized as AOCI (before tax)
Net loss	$—	$51,660	$—	$—	$—	$—

Accumulated Pension Benefit Obligation

The accumulated benefit obligation for Entergy’s qualified pension plans was $7.4 billion and $6.7 billion at December 31, 2017 and 2016, respectively.

The qualified pension accumulated benefit obligation for each of the Registrant Subsidiaries for their employees as of December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
	(In Thousands)
Entergy Arkansas	$1,492,876	$1,379,265
Entergy Louisiana	$1,652,939	$1,513,884
Entergy Mississippi	$430,268	$396,081
Entergy New Orleans	$205,316	$186,247
Entergy Texas	$387,083	$365,251
System Energy	$359,258	$315,131

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Components of Net Other Postretirement Benefit Cost and Other Amounts Recognized as a Regulatory Asset and/or AOCI

Entergy Corporation’s and its subsidiaries’ total 2017, 2016, and 2015 other postretirement benefit costs, including amounts capitalized and amounts recognized as a regulatory asset and/or other comprehensive income, included the following components:

	2017	2016	2015
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$26,915	$32,291	$45,305
Interest cost on accumulated postretirement benefit obligation (APBO)	55,838	56,331	71,934
Expected return on assets	(37,630)	(41,820)	(45,375)
Amortization of prior service credit	(41,425)	(45,490)	(37,280)
Recognized net loss	21,905	18,214	31,573
Net other postretirement benefit cost	$25,603	$19,526	$66,157
Other changes in plan assets and benefit obligations recognized as a regulatory asset and /or AOCI (before tax)
Arising this period:
Prior service credit for period	($2,564)	($20,353)	($48,192)
Net (gain)/loss	(66,922)	49,805	(154,339)
Amounts reclassified from regulatory asset and /or AOCI to net periodic benefit cost in the current year:
Amortization of prior service credit	41,425	45,490	37,280
Amortization of net loss	(21,905)	(18,214)	(31,573)
Total	($49,966)	$56,728	($196,824)
Total recognized as net periodic benefit income/(cost), regulatory asset, and/or AOCI (before tax)	($24,363)	$76,254	($130,667)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic benefit cost in the following year
Prior service credit	($37,002)	($41,425)	($45,485)
Net loss	$13,729	$21,905	$18,214

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total 2017, 2016, and 2015 other postretirement benefit costs of the Registrant Subsidiaries, including amounts capitalized and deferred, for their employees included the following components:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy

Other postretirement costs:
Service cost - benefits earned during the period	$3,451	$6,373	$1,160	$567	$1,488	$1,278
Interest cost on APBO	9,020	12,101	2,759	1,874	4,494	2,236
Expected return on assets	(15,836)	—	(4,801)	(4,635)	(8,720)	(2,869)
Amortization of prior service credit	(5,110)	(7,735)	(1,823)	(745)	(2,316)	(1,513)
Recognized net loss	4,460	1,859	1,675	418	3,303	1,560
Net other postretirement benefit (income)/cost	($4,015)	$12,598	($1,030)	($2,521)	($1,751)	$692
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Net (gain)/loss	(29,534)	(1,256)	506	(7,342)	(22,255)	(5,459)
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	5,110	7,735	1,823	745	2,316	1,513
Amortization of net loss	(4,460)	(1,859)	(1,675)	(418)	(3,303)	(1,560)
Total	($28,884)	$4,620	$654	($7,015)	($23,242)	($5,506)
Total recognized as net periodic other postretirement income/(cost), regulatory asset, and/or AOCI (before tax)	($32,899)	$17,218	($376)	($9,536)	($24,993)	($4,814)
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($5,110)	($7,735)	($1,823)	($745)	($2,316)	($1,513)
Net loss	$1,154	$1,550	$1,508	$137	$823	$932

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$3,913	$7,476	$1,543	$622	$1,590	$1,337
Interest cost on APBO	9,297	13,041	2,835	1,791	4,154	2,117
Expected return on assets	(17,855)	—	(5,517)	(4,617)	(9,575)	(3,257)
Amortization of prior service credit	(5,472)	(7,787)	(934)	(745)	(2,722)	(1,570)
Recognized net loss	4,256	2,926	893	146	2,148	1,149
Net other postretirement benefit (income)/cost	($5,861)	$15,656	($1,180)	($2,803)	($4,405)	($224)
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	($1,007)	($4,647)	($6,219)	$—	$—	$—
Net (gain)/loss	3,331	(13,117)	8,715	5,717	13,378	4,997
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	5,472	7,787	934	745	2,722	1,570
Amortization of net loss	(4,256)	(2,926)	(893)	(146)	(2,148)	(1,149)
Total	$3,540	($12,903)	$2,537	$6,316	$13,952	$5,418
Total recognized as net periodic other postretirement income/(cost), regulatory asset, and/or AOCI (before tax)	($2,321)	$2,753	$1,357	$3,513	$9,547	$5,194
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($5,110)	($7,739)	($1,824)	($745)	($2,316)	($1,513)
Net loss	$4,460	$1,859	$1,675	$418	$3,303	$1,560

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Other postretirement costs:
Service cost - benefits earned during the period	$6,957	$9,893	$2,028	$818	$2,000	$1,881
Interest cost on APBO	12,518	16,311	3,436	2,608	5,366	2,511
Expected return on assets	(19,190)	—	(6,166)	(4,804)	(10,351)	(3,644)
Amortization of prior service credit	(2,441)	(7,467)	(916)	(709)	(2,723)	(1,465)
Recognized net loss	5,356	7,118	860	470	2,740	1,198
Net other postretirement benefit (income)/cost	$3,200	$25,855	($758)	($1,617)	($2,968)	$481
Other changes in plan assets and benefit obligations recognized as a regulatory asset and/or AOCI (before tax)
Arising this period:
Prior service credit for the period	($18,035)	($1,361)	$—	$—	$—	($644)
Net (gain)/loss	(11,978)	(47,043)	774	(5,810)	(4,907)	305
Amounts reclassified from regulatory asset and/or AOCI to net periodic pension cost in the current year:
Amortization of prior service credit	2,441	7,467	916	709	2,723	1,465
Amortization of net loss	(5,356)	(7,118)	(860)	(470)	(2,740)	(1,198)
Total	($32,928)	($48,055)	$830	($5,571)	($4,924)	($72)
Total recognized as net periodic other postretirement income/(cost), regulatory asset, and/or AOCI (before tax)	($29,728)	($22,200)	$72	($7,188)	($7,892)	$409
Estimated amortization amounts from regulatory asset and/or AOCI to net periodic cost in the following year
Prior service credit	($5,472)	($7,783)	($933)	($745)	($2,722)	($1,570)
Net loss	$4,256	$2,926	$893	$146	$2,148	$1,149

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other Postretirement Benefit Obligations, Plan Assets, Funded Status, and Amounts Not Yet Recognized and Recognized in the Balance Sheet

Other postretirement benefit obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Consolidated Balance Sheets of Entergy Corporation and its Subsidiaries as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In Thousands)
Change in APBO
Balance at January 1	$1,568,963	$1,530,829
Service cost	26,915	32,291
Interest cost	55,838	56,331
Plan amendments	(2,564)	(20,353)
Plan participant contributions	35,080	27,686
Actuarial (gain)/loss	(23,409)	46,201
Benefits paid	(97,829)	(104,477)
Medicare Part D subsidy received	493	455
Balance at December 31	$1,563,487	$1,568,963
Change in Plan Assets
Fair value of assets at January 1	$596,660	$579,069
Actual return on plan assets	81,143	38,216
Employer contributions	44,273	56,166
Plan participant contributions	35,080	27,686
Benefits paid	(97,829)	(104,477)
Fair value of assets at December 31	$659,327	$596,660
Funded status	($904,160)	($972,303)
Amounts recognized in the balance sheet
Current liabilities	($45,237)	($45,255)
Non-current liabilities	(858,923)	(927,048)
Total funded status	($904,160)	($972,303)
Amounts recognized as a regulatory asset
Prior service credit	($40,461)	($54,896)
Net loss	144,966	222,540
	$104,505	$167,644
Amounts recognized as AOCI (before tax)
Prior service credit	($65,047)	($89,474)
Net loss	161,322	172,575
	$96,275	$83,101

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Other postretirement benefit obligations, plan assets, funded status, and amounts not yet recognized and recognized in the Balance Sheets of the Registrant Subsidiaries as of December 31, 2017 and 2016 are as follows:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$258,787	$342,500	$78,485	$55,515	$127,700	$62,498
Service cost	3,451	6,373	1,160	567	1,488	1,278
Interest cost	9,020	12,101	2,759	1,874	4,494	2,236
Plan participant contributions	7,875	7,855	2,160	1,151	2,453	1,779
Actuarial (gain)/loss	(11,691)	(1,256)	5,858	(899)	(12,469)	(2,233)
Benefits paid	(18,497)	(22,273)	(5,823)	(4,670)	(6,980)	(4,205)
Medicare Part D subsidy received	74	89	22	10	16	28
Balance at December 31	$249,019	$345,389	$84,621	$53,548	$116,702	$61,381
Change in Plan Assets
Fair value of assets at January 1	$250,926	$—	$75,945	$74,236	$137,069	$44,885
Actual return on plan assets	33,679	—	10,153	11,078	18,506	6,095
Employer contributions	695	14,418	(2)	3,709	3,123	570
Plan participant contributions	7,875	7,855	2,160	1,151	2,453	1,779
Benefits paid	(18,497)	(22,273)	(5,823)	(4,670)	(6,980)	(4,205)
Fair value of assets at December 31	$274,678	$—	$82,433	$85,504	$154,171	$49,124
Funded status	$25,659	($345,389)	($2,188)	$31,956	$37,469	($12,257)
Amounts recognized in the balance sheet
Current liabilities	$—	($18,794)	$—	$—	$—	$—
Non-current liabilities	25,659	(326,595)	(2,188)	31,956	37,469	(12,257)
Total funded status	$25,659	($345,389)	($2,188)	$31,956	$37,469	($12,257)
Amounts recognized in regulatory asset
Prior service credit	($16,574)	$—	($6,687)	($1,427)	($5,980)	($3,819)
Net loss	42,394	—	25,247	4,269	24,478	16,386
	$25,820	$—	$18,560	$2,842	$18,498	$12,567
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($19,999)	$—	$—	$—	$—
Net loss	—	51,585	—	—	—	—
	$—	$31,586	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Change in APBO
Balance at January 1	$258,900	$356,253	$77,382	$51,951	$114,582	$57,645
Service cost	3,913	7,476	1,543	622	1,590	1,337
Interest cost	9,297	13,041	2,835	1,791	4,154	2,117
Plan amendments	(1,007)	(4,647)	(6,219)	—	—	—
Plan participant contributions	6,330	6,273	1,721	1,213	1,927	1,390
Actuarial (gain)/loss	2,453	(13,117)	8,230	4,774	12,389	4,806
Benefits paid	(21,178)	(22,893)	(7,031)	(4,852)	(6,977)	(4,818)
Medicare Part D subsidy received	79	114	24	16	35	21
Balance at December 31	$258,787	$342,500	$78,485	$55,515	$127,700	$62,498
Change in Plan Assets
Fair value of assets at January 1	$243,206	$—	$75,538	$69,881	$130,374	$44,917
Actual return on plan assets	16,977	—	5,032	3,674	8,586	3,066
Employer contributions	5,591	16,620	685	4,320	3,159	330
Plan participant contributions	6,330	6,273	1,721	1,213	1,927	1,390
Benefits paid	(21,178)	(22,893)	(7,031)	(4,852)	(6,977)	(4,818)
Fair value of assets at December 31	$250,926	$—	$75,945	$74,236	$137,069	$44,885
Funded status	($7,861)	($342,500)	($2,540)	$18,721	$9,369	($17,613)
Amounts recognized in the balance sheet
Current liabilities	$—	($19,209)	$—	$—	$—	$—
Non-current liabilities	(7,861)	(323,291)	(2,540)	18,721	9,369	(17,613)
Total funded status	($7,861)	($342,500)	($2,540)	$18,721	$9,369	($17,613)
Amounts recognized in regulatory asset
Prior service credit	($21,684)	$—	($8,511)	($2,172)	($8,296)	($5,332)
Net loss	76,388	—	26,416	12,029	50,036	23,405
	$54,704	$—	$17,905	$9,857	$41,740	$18,073
Amounts recognized in AOCI (before tax)
Prior service credit	$—	($27,735)	$—	$—	$—	$—
Net loss	—	54,700	—	—	—	—
	$—	$26,965	$—	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Non-Qualified Pension Plans

Entergy also sponsors non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  Entergy recognized net periodic pension cost related to these plans of $37.6 million in 2017, $24.9 million in 2016, and $22.8 million in 2015.  In 2017, 2016, and 2015 Entergy recognized $20.3 million, $8.1 million, and $5.1 million, respectively in settlement charges related to the payment of lump sum benefits out of the plan that is included in the non-qualified pension plan cost above.  The projected benefit obligation was $162.3 million and $169.3 million as of December 31, 2017 and 2016, respectively.  The accumulated benefit obligation was $144.7 million and $151.0 million as of December 31, 2017 and 2016, respectively.

Entergy’s non-qualified, non-current pension liability at December 31, 2017 and 2016 was $136 million and $137.6 million, respectively; and its current liability was $26.4 million and $31.7 million, respectively.  The unamortized prior service cost and net loss are recognized in regulatory assets ($55.2 million at December 31, 2017 and $59.8 million at December 31, 2016) and accumulated other comprehensive income before taxes ($35.9 million at December 31, 2017 and $31.6 million at December 31, 2016).

The following Registrant Subsidiaries participate in Entergy’s non-qualified, non-contributory defined benefit pension plans that provide benefits to certain key employees.  The net periodic pension cost for their employees for the non-qualified plans for 2017, 2016, and 2015, was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2017	$679	$185	$251	$73	$499
2016	$1,819	$231	$236	$65	$504
2015	$446	$377	$235	$64	$595

Included in the 2017 net periodic pension cost above are settlement charges of $269 thousand for Entergy Arkansas related to the lump sum benefits paid out of the plan. Included in the 2016 net periodic pension cost above are settlement charges of $1.4 million and $1 thousand for Entergy Arkansas and Entergy Mississippi, respectively, related to the lump sum benefits paid out of the plan. Included in the 2015 net periodic pension cost above are settlement charges of $108 thousand and $2 thousand for Entergy Louisiana and Entergy Mississippi, respectively, related to the lump sum benefits paid out of the plan.

The projected benefit obligation for their employees for the non-qualified plans as of December 31, 2017 and 2016 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2017	$4,221	$2,061	$2,737	$583	$8,913
2016	$3,897	$2,134	$2,296	$514	$8,665

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The accumulated benefit obligation for their employees for the non-qualified plans as of December 31, 2017 and 2016 was as follows:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2017	$3,825	$2,061	$2,250	$519	$8,602
2016	$3,439	$2,134	$1,961	$452	$8,333

The following amounts were recorded on the balance sheet as of December 31, 2017 and 2016:

2017	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($376)	($231)	($135)	($21)	($788)
Non-current liabilities	(3,845)	(1,830)	(2,603)	(562)	(8,125)
Total funded status	($4,221)	($2,061)	($2,738)	($583)	($8,913)
Regulatory asset/(liability)	$2,995	$166	$1,186	($140)	$133
Accumulated other comprehensive income (before taxes)	$—	$11	$—	$—	$—

2016	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Current liabilities	($242)	($233)	($137)	($20)	($773)
Non-current liabilities	(3,655)	(1,901)	(2,159)	(495)	(7,892)
Total funded status	($3,897)	($2,134)	($2,296)	($515)	($8,665)
Regulatory asset/(liability)	$2,914	$175	$876	($148)	($316)
Accumulated other comprehensive income (before taxes)	$—	$13	$—	$—	$—

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Reclassification out of Accumulated Other Comprehensive Income (Loss)

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) as of December 31, 2017:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($261)	$26,867	($355)	$26,251
Amortization of loss	(73,800)	(8,805)	(3,397)	(86,002)
Settlement loss	—	—	(7,544)	(7,544)
	($74,061)	$18,062	($11,296)	($67,295)
Entergy Louisiana
Amortization of prior service cost	$—	$7,735	($1)	$7,734
Amortization of loss	(3,459)	(1,859)	(9)	(5,327)
	($3,459)	$5,876	($10)	$2,407

Entergy and Entergy Louisiana reclassified the following costs out of accumulated other comprehensive income (loss) (before taxes and including amounts capitalized) as of December 31, 2016:

	Qualified Pension Costs	Other Postretirement Costs	Non-Qualified Pension Costs	Total
	(In Thousands)
Entergy
Amortization of prior service cost	($1,079)	$30,949	($456)	$29,414
Acceleration of prior service cost due to curtailment	(1,045)	—	—	(1,045)
Amortization of loss	(49,930)	(8,248)	(2,515)	(60,693)
Settlement loss	—	—	(2,007)	(2,007)
	($52,054)	$22,701	($4,978)	($34,331)
Entergy Louisiana
Amortization of prior service cost	$—	$7,787	($1)	$7,786
Amortization of loss	(3,345)	(2,926)	(10)	(6,281)
	($3,345)	$4,861	($11)	$1,505

Accounting for Pension and Other Postretirement Benefits

Accounting standards require an employer to recognize in its balance sheet the funded status of its benefit plans.  This is measured as the difference between plan assets at fair value and the benefit obligation.  Entergy uses a December 31 measurement date for its pension and other postretirement plans.  Employers are to record previously unrecognized gains and losses, prior service costs, and any remaining transition asset or obligation (that resulted from adopting prior pension and other postretirement benefits accounting standards) as comprehensive income and/or as a regulatory asset reflective of the recovery mechanism for pension and other postretirement benefit costs in the Registrant Subsidiaries’ respective regulatory jurisdictions.  For the portion of Entergy Louisiana that is not regulated, the unrecognized prior service cost, gains and losses, and transition asset/obligation for its pension and other postretirement benefit obligations are recorded as other comprehensive income.  Entergy Louisiana recovers other postretirement benefit costs on a pay-as-you-go basis and records the unrecognized prior service cost, gains and losses, and transition obligation for its other postretirement benefit obligation as other comprehensive income.  Accounting standards also

Entergy Corporation and Subsidiaries
Notes to Financial Statements

require that changes in the funded status be recorded as other comprehensive income and/or a regulatory asset in the period in which the changes occur.

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

For postretirement assets the target and range asset allocations (as shown below) reflect recommendations made in the latest optimization study. The target asset allocations for postretirement assets adjust dynamically based on the funded status of each sub-account within each trust. The current weighted average targets shown below represent the aggregate of all targets for all sub-accounts within all trusts.

Entergy’s qualified pension and postretirement weighted-average asset allocations by asset category at December 31, 2017 and 2016 and the target asset allocation and ranges for 2017 are as follows:

Pension Asset Allocation	Target	Range			Actual 2017	Actual 2016
Domestic Equity Securities	45%	37%	to	53%	45%	46%
International Equity Securities	20%	16%	to	24%	20%	20%
Fixed Income Securities	35%	32%	to	38%	34%	33%
Other	0%	0%	to	10%	1%	1%

Postretirement Asset Allocation	Non-Taxable and Taxable
	Target	Range			Actual 2017	Actual 2016
Domestic Equity Securities	27%	22%	to	32%	30%	40%
International Equity Securities	18%	13%	to	23%	20%	27%
Fixed Income Securities	55%	50%	to	60%	50%	33%
Other	0%	0%	to	5%	0%	0%

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

The expected long-term rate of return for the non-taxable postretirement trust assets is determined using the same methodology described above for pension assets, but the aggregate asset allocation specific to the non-taxable postretirement assets is used.

For the taxable postretirement trust assets, the investment allocation includes tax-exempt fixed income securities.  This asset allocation, in combination with the same methodology employed to determine the expected return for other postretirement assets (as described above), and with a modification to reflect applicable taxes, is used to produce the expected long-term rate of return for taxable postretirement trust assets.

Concentrations of Credit Risk

Entergy’s investment guidelines mandate the avoidance of risk concentrations.  Types of concentrations specified to be avoided include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, geographic area and individual security issuance.  As of December 31, 2017, all investment managers and assets were materially in compliance with the approved investment guidelines, therefore there were no significant concentrations (defined as greater than 10 percent of plan assets) of credit risk in Entergy’s pension and other postretirement benefit plan assets.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The following tables set forth by level within the fair value hierarchy, measured at fair value on a recurring basis at December 31, 2017, and December 31, 2016, a summary of the investments held in the master trusts for Entergy’s qualified pension and other postretirement plans in which the Registrant Subsidiaries participate.

Qualified Defined Benefit Pension Plan Trusts

2017	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Corporate stocks:
Preferred	$11,461	(b)	$—		$—	$11,461
Common	663,923	(b)	34	(b)	—	663,957
Common collective trusts (c)						3,198,799
Registered investment companies	125,174	(d)	—		—	125,174
Fixed income securities:
U.S. Government securities	—	(b)	638,832	(a)	—	638,832
Corporate debt instruments	—		619,735	(a)	—	619,735
Registered investment companies (e)	45,768	(d)	2,735	(d)	—	764,251
Other	46	(f)	62,559	(f)	—	62,605
Other:
Insurance company general account (unallocated contracts)	—		37,994	(g)	—	37,994
Total investments	$846,372		$1,361,889		$—	$6,122,808
Cash						1,508
Other pending transactions						5,179
Less: Other postretirement assets included in total investments						(58,179)
Total fair value of qualified pension assets						$6,071,316

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Level 1		Level 2		Level 3	Total
	(In Thousands)
Short-term investments	$—		$3,610	(a)	$—	$3,610
Equity securities:
Corporate stocks:
Preferred	6,423	(b)	—		—	6,423
Common	745,715	(b)	39	(b)	—	745,754
Common collective trusts (c)						2,072,743
103-12 investment entities (h)						335,818
Registered investment companies	258,879	(d)	—		—	258,879
Fixed income securities:
U.S. Government securities	136	(b)	370,545	(a)	—	370,681
Corporate debt instruments	—		630,726	(a)	—	630,726
Registered investment companies (e)	35,216	(d)	2,695	(d)	—	640,836
Other	34	(f)	105,613	(f)	—	105,647
Other:
Insurance company general account (unallocated contracts)	—		37,111	(g)	—	37,111
Total investments	$1,046,403		$1,150,339		$—	$5,208,228
Cash						929
Other pending transactions						8,869
Less: Other postretirement assets included in total investments						(46,824)
Total fair value of qualified pension assets						$5,171,202

Other Postretirement Trusts

2017	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$300,139
Fixed income securities:
U.S. Government securities	81,602	(b)	76,790	(a)	—	158,392
Corporate debt instruments	—		92,869	(a)	—	92,869
Registered investment companies	3,127	(d)	—		—	3,127
Other	—		45,627	(f)	—	45,627
Total investments	$84,729		$215,286		$—	$600,154
Other pending transactions						994
Plus: Other postretirement assets included in the investments of the qualified pension trust						58,179
Total fair value of other postretirement assets						$659,327

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Level 1		Level 2		Level 3	Total
	(In Thousands)
Equity securities:
Common collective trust (c)						$368,704
Fixed income securities:
U.S. Government securities	30,632	(b)	43,097	(a)	—	73,729
Corporate debt instruments	—		58,787	(a)	—	58,787
Registered investment companies	3,123	(d)	—		—	3,123
Other	—		45,389	(f)	—	45,389
Total investments	$33,755		$147,273		$—	$549,732
Other pending transactions						104
Plus: Other postretirement assets included in the investments of the qualified pension trust						46,824
Total fair value of other postretirement assets						$596,660

(a)	Certain preferred stocks and certain fixed income debt securities (corporate, government, and securitized) are stated at fair value as determined by broker quotes.

(b)	Common stocks, certain preferred stocks, and certain fixed income debt securities (government) are stated at fair value determined by quoted market prices.

(c)
The common collective trusts hold investments in accordance with stated objectives.  The investment strategy of the trusts is to capture the growth potential of equity markets by replicating the performance of a specified index.  Net asset value per share of common collective trusts estimate fair value. Certain of these common collective trusts are not publicly quoted, and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table.

(d)
Registered investment companies are money market mutual funds with a stable net asset value of one dollar per share. Registered investment companies may hold investments in domestic and international bond markets or domestic equities and estimate fair value using net asset value per share.

(e)
Certain of these registered investment companies are not publicly quoted, and are valued by the fund administrators using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table.

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

(h)
103-12 investment entities hold investments in accordance with stated objectives. The investment strategy of the investment entities is to capture the growth potential of international equity markets by replicating the performance of a specified index. 103-12 investment entities estimate fair value using net asset value as a practical expedient. Accordingly, these funds are not assigned a level in the fair value table.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Benefit Payments

Based upon the assumptions used to measure Entergy’s qualified pension and other postretirement benefit obligations at December 31, 2017, and including pension and other postretirement benefits attributable to estimated future employee service, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for Entergy Corporation and its subsidiaries will be as follows:

	Estimated Future Benefits Payments
	Qualified Pension	Non-Qualified Pension	Other Postretirement (before Medicare Subsidy)	Estimated Future Medicare Subsidy Receipts
	(In Thousands)
Year(s)
2018	$412,057	$26,375	$82,087	$745
2019	$435,880	$10,108	$86,685	$842
2020	$447,224	$13,364	$89,508	$956
2021	$462,624	$10,765	$92,087	$1,071
2022	$470,846	$17,425	$94,427	$1,195
2023 - 2027	$2,478,959	$72,181	$475,991	$8,109

Based upon the same assumptions, Entergy expects that benefits to be paid and the Medicare Part D subsidies to be received over the next ten years for the Registrant Subsidiaries for their employees will be as follows:

Estimated Future Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2018	$87,295	$93,155	$25,833	$11,484	$25,333	$17,780
2019	$87,832	$96,060	$25,977	$12,202	$25,656	$18,566
2020	$88,905	$100,179	$27,198	$12,463	$26,399	$19,398
2021	$90,278	$103,810	$27,508	$13,087	$26,756	$20,279
2022	$92,061	$107,609	$27,389	$13,207	$26,310	$21,714
2023 - 2027	$479,160	$571,926	$141,912	$69,595	$130,905	$117,835

Estimated Future Non-Qualified Pension Benefits Payments	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
Year(s)
2018	$376	$231	$135	$21	$788
2019	$300	$219	$137	$55	$764
2020	$355	$208	$290	$36	$895
2021	$310	$196	$192	$39	$723
2022	$506	$186	$201	$41	$662
2023 - 2027	$2,196	$749	$1,462	$459	$3,762

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Estimated Future Other Postretirement Benefits Payments (before Medicare Part D Subsidy)	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2018	$15,282	$18,962	$4,677	$3,954	$6,485	$3,246
2019	$15,398	$19,767	$4,818	$4,000	$6,842	$3,363
2020	$15,349	$20,287	$5,043	$3,952	$7,101	$3,381
2021	$15,483	$20,756	$5,218	$3,899	$7,369	$3,537
2022	$15,419	$21,250	$5,331	$3,800	$7,519	$3,595
2023 - 2027	$75,293	$108,290	$26,723	$17,698	$36,897	$17,677

Estimated Future Medicare Part D Subsidy	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Year(s)
2018	$164	$168	$58	$38	$64	$23
2019	$185	$187	$65	$39	$69	$27
2020	$209	$210	$70	$41	$75	$33
2021	$230	$234	$76	$43	$81	$38
2022	$254	$257	$82	$46	$88	$46
2023 - 2027	$1,646	$1,720	$514	$259	$552	$346

Contributions

Entergy currently expects to contribute approximately $352.1 million to its qualified pension plans and approximately $52.3 million to other postretirement plans in 2018.  The expected 2018 pension and other postretirement plan contributions of the Registrant Subsidiaries for their employees are shown below.  The 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018.

The Registrant Subsidiaries expect to contribute approximately the following to the qualified pension and other postretirement plans for their employees in 2018:

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
Pension Contributions	$64,062	$71,917	$14,933	$7,250	$10,883	$13,786
Other Postretirement Contributions	$472	$18,962	$110	$3,669	$3,231	$16

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Actuarial Assumptions

The significant actuarial assumptions used in determining the pension PBO and the other postretirement benefit APBO as of December 31, 2017 and 2016 were as follows:

	2017	2016
Weighted-average discount rate:
Qualified pension	3.70% - 3.82% Blended 3.78%	4.30% - 4.49% Blended 4.39%
Other postretirement	3.72%	4.30%
Non-qualified pension	3.34%	3.63%
Weighted-average rate of increase in future compensation levels	3.98%	3.98%
Assumed health care trend rate:
Pre-65	6.95%	6.55%
Post-65	7.25%	7.25%
Ultimate rate	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2027	2026
Post-65	2027	2026

The significant actuarial assumptions used in determining the net periodic pension and other postretirement benefit costs for 2017, 2016, and 2015 were as follows:

	2017	2016	2015
Weighted-average discount rate:
Qualified pension:
Service cost	4.75%	5.00%	4.27%
Interest cost	3.73%	3.90%	4.27%
Other postretirement:
Service cost	4.60%	4.92%	4.23%
Interest cost	3.61%	3.78%	4.23%
Non-qualified pension:
Service cost	3.65%	3.65%	3.61%
Interest cost	3.10%	3.10%	3.61%
Weighted-average rate of increase in future compensation levels	3.98%	4.23%	4.23%
Expected long-term rate of return on plan assets:
Pension assets	7.50%	7.75%	8.25%
Other postretirement non-taxable assets	6.50% - 7.50%	7.75%	8.05%
Other postretirement taxable assets	5.75%	6.00%	6.25%
Assumed health care trend rate:
Pre-65	6.55%	6.75%	7.10%
Post-65	7.25%	7.55%	7.70%
Ultimate rate	4.75%	4.75%	4.75%
Year ultimate rate is reached and beyond:
Pre-65	2026	2024	2023
Post-65	2026	2024	2023

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In 2016, Entergy refined its approach to estimating the service cost and interest cost components of qualified pension, other postretirement, and non-qualified pension costs. Under the refined approach, instead of using the weighted-average obligation discount rates at the beginning of the year, 2016 service cost and interest costs’ expected cash flows were discounted by the applicable spot rates. The refinement in approach was a change in accounting estimate and, accordingly, the effect was reflected prospectively. The measurement of the benefit obligation was not affected.

With respect to the mortality assumptions, Entergy used the RP-2014 Employee and Healthy Annuitant Tables (adjusted to base year 2006) with a fully generational MP-2017 projection scale, in determining its December 31, 2017 pension plans’ PBOs and other postretirement benefit APBO. Entergy used the RP-2014 Employee and Healthy Annuitant Tables (adjusted to base year 2006) with a fully generational MP-2016 projection scale, in determining its December 31, 2016 pension plans’ PBOs and other postretirement benefit APBO.

Entergy’s health care cost trend is affected by both medical cost inflation, and with respect to capped costs, the effects of general inflation. A one percentage point change in Entergy’s assumed health care cost trend rate for 2017 would have the following effects:

	1 Percentage Point Increase		1 Percentage Point Decrease
2017	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase /(Decrease) (In Thousands)
Entergy Corporation and its subsidiaries	$166,814	$10,221	($139,648)	($8,385)

The Registrant Subsidiaries’ health care cost trend is affected by both medical cost inflation, and with respect to capped costs, the effects of general inflation. A one percentage point change in the assumed health care cost trend rate for 2017 would have the following effects for the Registrant Subsidiaries for their employees:

	1 Percentage Point Increase		1 Percentage Point Decrease
2017	Impact on the APBO	Impact on the sum of service costs and interest cost	Impact on the APBO	Impact on the sum of service costs and interest cost
	Increase/(Decrease) (In Thousands)
Entergy Arkansas	$23,612	$1,369	($19,810)	($1,133)
Entergy Louisiana	$37,240	$2,333	($31,063)	($1,909)
Entergy Mississippi	$8,666	$448	($7,276)	($370)
Entergy New Orleans	$4,585	$251	($3,895)	($208)
Entergy Texas	$12,444	$751	($10,452)	($618)
System Energy	$7,334	$475	($6,074)	($387)

Defined Contribution Plans

Entergy sponsors the Savings Plan of Entergy Corporation and Subsidiaries (System Savings Plan).  The System Savings Plan is a defined contribution plan covering eligible employees of Entergy and certain of its subsidiaries. The participating Entergy subsidiary makes matching contributions to the System Savings Plan for all eligible participating employees in an amount equal to either 70% or 100% of the participants’ basic contributions, up to 6% of their eligible earnings per pay period.  The matching contribution is allocated to investments as directed by the employee.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy’s subsidiaries’ contributions to defined contribution plans collectively were $49.1 million in 2017, $47 million in 2016, and $44.4 million in 2015.  The majority of the contributions were to the System Savings Plan.

The Registrant Subsidiaries’ 2017, 2016, and 2015 contributions to defined contribution plans for their employees were as follows:

Year	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Thousands)
2017	$3,741	$5,079	$2,133	$731	$1,865
2016	$3,528	$4,746	$1,997	$708	$1,778
2015	$3,242	$4,324	$1,920	$721	$1,620

NOTE 12.    STOCK-BASED COMPENSATION (Entergy Corporation)

Entergy grants stock options, restricted stock, performance units, and restricted stock unit awards to key employees of the Entergy subsidiaries under its Equity Ownership Plans which are shareholder-approved stock-based compensation plans.  Effective May 8, 2015, Entergy’s shareholders approved the 2015 Equity Ownership and Long-Term Cash Incentive Plan (2015 Plan).  The maximum number of common shares that can be issued from the 2015 Plan for stock-based awards is 6,900,000 with no more than 1,500,000 available for incentive stock option grants.  The 2015 Plan only applies to awards granted on or after May 8, 2015 and awards will expire ten years from the date of grant. As of December 31, 2017, there were 3,498,788 authorized shares remaining for stock-based awards, including 1,500,000 for incentive stock option grants.

Stock Options

Stock options are granted at exercise prices that equal the closing market price of Entergy Corporation common stock on the date of grant.  Generally, stock options granted will become exercisable in equal amounts on each of the first three anniversaries of the date of grant.  Unless they are forfeited previously under the terms of the grant, options expire 10 years after the date of the grant if they are not exercised.

The following table includes financial information for stock options for each of the years presented:

	2017	2016	2015
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$4.4	$4.4	$4.3
Tax benefit recognized in Entergy’s consolidated net income	$1.7	$1.7	$1.6
Compensation cost capitalized as part of fixed assets and inventory	$0.7	$0.7	$0.7

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy determines the fair value of the stock option grants by considering factors such as lack of marketability, stock retention requirements, and regulatory restrictions on exercisability in accordance with accounting standards.  The stock option weighted-average assumptions used in determining the fair values are as follows:

	2017	2016	2015
Stock price volatility	18.39%	20.38%	23.62%
Expected term in years	7.35	7.25	7.06
Risk-free interest rate	2.31%	1.77%	1.59%
Dividend yield	4.75%	4.50%	4.50%
Dividend payment per share	$3.50	$3.42	$3.34

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

A summary of stock option activity for the year ended December 31, 2017 and changes during the year are presented below:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life
Options outstanding as of January 1, 2017	7,137,210	$84.91
Options granted	791,900	$70.53
Options exercised	(1,109,306)	$72.74
Options forfeited/expired	(1,654,950)	$91.36
Options outstanding as of December 31, 2017	5,164,854	$83.26	$—	4.18 years
Options exercisable as of December 31, 2017	4,027,902	$86.37	$—	2.94 years
Weighted-average grant-date fair value of options granted during 2017	$6.54

The weighted-average grant-date fair value of options granted during the year was $7.40 for 2016 and $11.41 for 2015.  The total intrinsic value of stock options exercised was $11 million during 2017, $5 million during 2016, and $5 million during 2015.  The intrinsic value, which has no effect on net income, of the outstanding stock options exercised is calculated by the positive difference between the weighted average exercise price of the stock options granted and Entergy Corporation’s common stock price as of December 31, 2017.  Because Entergy’s year-end common stock price was less than the weighted average exercise price, the aggregate intrinsic value of stock options outstanding as of December 31, 2017 was zero. The intrinsic value of “in the money” stock options is $32 million as of December 31, 2017. Entergy recognizes compensation cost over the vesting period of the options based on their grant-date fair value.  The total fair value of options that vested was approximately $6 million during 2017, $5 million during 2016, and $4 million during 2015. Cash received from option exercises was $81 million for the year ended December 31, 2017. The tax benefits realized from options exercised was $4 million for the year ended December 31, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table summarizes information about stock options outstanding as of December 31, 2017:

			Options Outstanding			Options Exercisable
Range of			As of	Weighted-Average Remaining Contractual Life-Yrs.	Weighted Average Exercise Price	Number Exercisable as of	Weighted Average Exercise Price
Exercise Prices			12/31/2017			12/31/2017
$51	-	$64.99	502,709	5.73	$63.68	502,709	$63.68
$65	-	$78.99	2,790,045	5.56	$72.94	1,751,402	$74.36
$79	-	$91.99	441,000	7.08	$89.90	342,691	$89.90
$92	-	$108.20	1,431,100	0.06	$108.20	1,431,100	$108.20
$51	-	$108.20	5,164,854	4.18	$83.26	4,027,902	$86.37

Stock-based compensation cost related to non-vested stock options outstanding as of December 31, 2017 not yet recognized is approximately $6 million and is expected to be recognized over a weighted-average period of 1.70 years.

Restricted Stock Awards

Entergy grants restricted stock awards earned under its stock benefit plans in the form of stock units. One-third of the restricted stock awards will vest upon each anniversary of the grant date and are expensed ratably over the three year vesting period.  Shares of restricted stock have the same dividend and voting rights as other common stock and are considered issued and outstanding shares of Entergy upon vesting. In January 2017 the Board approved and Entergy granted 379,850 restricted stock awards under the 2015 Equity Ownership and Long-term Cash Incentive Plan.  The restricted stock awards were made effective as of January 26, 2017 and were valued at $70.53 per share, which was the closing price of Entergy Corporation’s common stock on that date.

The following table includes information about the restricted stock awards outstanding as of December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2017	683,474	$74.80
Granted	410,787	$70.71
Vested	(330,816)	$73.61
Forfeited	(53,834)	$75.63
Outstanding shares at December 31, 2017	709,611	$72.92

The following table includes financial information for restricted stock for each of the years presented:

	2017	2016	2015
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$19.7	$19.8	$19.5
Tax benefit recognized in Entergy’s consolidated net income	$7.6	$7.6	$7.5
Compensation cost capitalized as part of fixed assets and inventory	$5.2	$4.5	$3.9

The total fair value of the restricted stock awards granted was $29 million for each of the years ended December 31, 2017, 2016, and 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The total fair value of the restricted stock awards vested was $24 million, $23 million, and $29 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The costs of incentive awards are charged to income over the 3-year period.  In January 2017 the Board approved and Entergy granted 220,450 performance units under the 2015 Equity Ownership and Long-Term Cash Incentive Plan.  The performance units were made effective as of January 26, 2017, and were valued at $71.40 per share. Shares of the performance units have the same dividend and voting rights as other common stock, are considered issued and outstanding shares of Entergy upon vesting, and are expensed ratably over the 3-year vesting period.

The following table includes information about the long-term performance units outstanding at the target level as of December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2017	571,551	$82.02
Granted	258,808	$72.28
Vested	(86,964)	$67.16
Forfeited	(209,244)	$72.12
Outstanding shares at December 31, 2017	534,151	$83.60

The following table includes financial information for the long-term performance units for each of the years presented:

	2017	2016	2015
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$10.8	$12.3	$11.8
Tax benefit recognized in Entergy’s consolidated net income	$4.2	$4.8	$4.5
Compensation cost capitalized as part of fixed assets and inventory	$3.0	$2.9	$2.3

The total fair value of the long-term performance units granted was $19 million, $21 million, and $16 million for the years ended December 31, 2017, 2016, and 2015, respectively.

In January 2017, Entergy issued 86,964 shares of Entergy Corporation common stock at a share price of $71.89 for awards earned and dividends accrued under the 2014-2016 Long-Term Performance Unit Program. In January 2016, Entergy issued 54,103 shares of Entergy Corporation common stock at a share price of $68.09 for awards earned and dividends accrued under the 2013-2015 Long-Term Performance Unit Program. In January 2015, Entergy issued 105,503 shares of Entergy Corporation common stock at a share price of $88.67 for awards earned and dividends accrued under the 2012-2014 Long-Term Performance Unit Program.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Restricted Stock Unit Awards

Entergy grants restricted stock unit awards earned under its stock benefit plans in the form of stock units that are subject to time-based restrictions.  The restricted stock units may be settled in shares of Entergy Corporation common stock or the cash value of shares of Entergy Corporation common stock at the time of vesting.  The costs of restricted stock unit awards are charged to income over the restricted period, which varies from grant to grant.  The average vesting period for restricted stock unit awards granted is 41 months.  As of December 31, 2017, there were 201,570 unvested restricted stock units that are expected to vest over an average period of 24 months.

The following table includes information about the restricted stock unit awards outstanding as of December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding shares at January 1, 2017	181,650	$74.94
Granted	40,170	$79.10
Vested	(5,800)	$73.22
Forfeited	(14,450)	$79.69
Outstanding shares at December 31, 2017	201,570	$75.48

The following table includes financial information for restricted stock unit awards for each of the years presented:

	2017	2016	2015
	(In Millions)
Compensation expense included in Entergy’s consolidated net income	$2.5	$2.2	$0.9
Tax benefit recognized in Entergy’s consolidated net income	$1.0	$0.8	$0.4
Compensation cost capitalized as part of fixed assets and inventory	$0.6	$0.4	$0.3

The total fair value of the restricted stock unit awards granted was $3 million, $5 million, and $4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The total fair value of the restricted stock unit awards vested was $0.4 million, $2 million, and $1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 13. BUSINESS SEGMENT INFORMATION  (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi,  Entergy New Orleans, Entergy Texas, and System Energy)

Entergy’s reportable segments as of December 31, 2017 are Utility and Entergy Wholesale Commodities.  Utility includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Louisiana, Mississippi, and Texas, and natural gas utility service in portions of Louisiana.  Entergy Wholesale Commodities includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers.  Entergy Wholesale Commodities also includes the ownership of interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers.  “All Other” includes the parent company, Entergy Corporation, and other business activity.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy’s segment financial information is as follows:

2017	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,417,866	$1,656,730	$—	($115)	$11,074,481
Asset write-offs, impairments, and related charges	$—	$538,372	$—	$—	$538,372
Depreciation, amortization, & decommissioning	$1,345,906	$448,079	$1,678	$—	$1,795,663
Interest and investment income	$218,317	$224,121	$21,669	($175,910)	$288,197
Interest expense	$547,301	$23,714	$139,619	($48,291)	$662,343
Income taxes	$794,616	($146,480)	($105,566)	$—	$542,570
Consolidated net income (loss)	$773,148	($172,335)	($47,840)	($127,620)	$425,353
Total assets	$42,978,669	$5,638,009	$1,011,612	($2,921,141)	$46,707,149
Investment in affiliates - at equity	$198	$—	$—	$—	$198
Cash paid for long-lived asset additions	$3,680,513	$320,667	$438	$—	$4,001,618

2016	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$8,996,106	$1,849,638	$—	($99)	$10,845,645
Asset write-offs, impairments, and related charges	$—	$2,835,637	$—	$—	$2,835,637
Depreciation, amortization, & decommissioning	$1,298,043	$374,922	$1,647	$—	$1,674,612
Interest and investment income	$189,994	$108,466	$27,385	($180,718)	$145,127
Interest expense	$557,546	$22,858	$139,090	($53,124)	$666,370
Income taxes	$424,388	($1,192,263)	($49,384)	$—	($817,259)
Consolidated net income (loss)	$1,151,133	($1,493,124)	($94,917)	($127,595)	($564,503)
Total assets	$41,098,751	$6,696,038	$1,283,816	($3,174,171)	$45,904,434
Investment in affiliates - at equity	$198	$—	$—	$—	$198
Cash paid for long-lived asset additions	$3,754,225	$289,639	$393	$—	$4,044,257

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2015	Utility	Entergy Wholesale Commodities*	All Other	Eliminations	Consolidated
	(In Thousands)
Operating revenues	$9,451,486	$2,061,827	$—	($62)	$11,513,251
Asset write-offs, impairments, and related charges	$68,672	$2,036,234	$—	$—	$2,104,906
Depreciation, amortization, & decommissioning	$1,238,832	$376,560	$2,156	$—	$1,617,548
Interest and investment income	$191,546	$148,654	$34,303	($187,441)	$187,062
Interest expense	$543,132	$26,788	$129,750	($56,201)	$643,469
Income taxes	$16,761	($610,339)	($49,349)	$—	($642,927)
Consolidated net income (loss)	$1,114,516	($1,065,657)	($74,353)	($131,240)	($156,734)
Total assets	$38,356,906	$8,210,183	($461,505)	($1,457,903)	$44,647,681
Investment in affiliates - at equity	$199	$4,142	$—	$—	$4,341
Cash paid for long-lived asset additions	$2,495,194	$569,824	$236	$—	$3,065,254

Businesses marked with * are sometimes referred to as the “competitive businesses.”  Eliminations are primarily intersegment activity.  Almost all of Entergy’s goodwill is related to the Utility segment.

On December 29, 2014, the Vermont Yankee plant ceased power production and entered its decommissioning phase. In December 2015, Rhode Island State Energy Center, a natural gas-fired combined cycle generating plant, was sold. In October 2015 management announced the intention to shutdown the FitzPatrick plant in 2017 and the Pilgrim plant in 2019, earlier than previously expected. In 2016 management announced the planned sale of Vermont Yankee in 2018, the planned sale of FitzPatrick in 2017, and the planned amendment of the Consumers Energy PPA to terminate early, in May 2018, and the subsequent plan to shut down the Palisades plant in 2018, earlier than expected. In January 2017 management announced a settlement with New York State to shut down Indian Point 2 in 2020 and Indian Point 3 in 2021, both earlier than expected. In March 2017 the FitzPatrick plant was sold to Exelon. In September 2017 management announced the termination of the PPA amendment agreement with Consumers Energy and the revised plan to continue to operate Palisades under the current PPA and to shut down Palisades permanently on May 31, 2022.

Management expects these transactions to result in the cessation of merchant power generation at all Entergy Wholesale Commodities nuclear power plants owned and operated by Entergy by 2022. Entergy will continue to have the obligation to decommission the nuclear plants owned by Entergy.

These decisions and transactions resulted in asset impairments; employee retention and severance expenses and other benefits-related costs; and contracted economic development contributions. The employee retention and severance expenses and other benefits-related costs, and contracted economic development contributions are included in "Other operation and maintenance" in the consolidated statement of operations.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Total restructuring charges in 2017 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1, 2017	$70	$21	$91
Restructuring costs accrued	113	—	113
Non-cash portion	—	(7)	(7)
Cash paid out	100	—	100
Balance as of December 31, 2017	$83	$14	$97

Total restructuring charges in 2016 were comprised of the following:

	Employee retention and severance expenses and other benefits-related costs	Contracted economic development costs	Total
	(In Millions)
Balance as of January 1, 2016	$—	$—	$—
Restructuring costs accrued	74	21	95
Non-cash portion	(3)	—	(3)
Cash paid out	1	—	1
Balance as of December 31, 2016	$70	$21	$91
In addition, Entergy Wholesale Commodities incurred $0.5 billion in 2017 and $2.8 billion in 2016 of impairment and other related charges associated with these strategic decisions and transactions. See Note 14 to the financial statements for further discussion of these impairment charges.

Going forward, Entergy Wholesale Commodities expects to incur employee retention and severance expenses of approximately $165 million in 2018 and approximately $205 million from 2019 through mid-2022 associated with these strategic transactions.

Geographic Areas

For the years ended December 31, 2017, 2016, and 2015, the amount of revenue Entergy derived from outside of the United States was insignificant.  As of December 31, 2017 and 2016, Entergy had no long-lived assets located outside of the United States.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 14.  ACQUISITIONS, DISPOSITIONS, AND IMPAIRMENT OF LONG-LIVED ASSETS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans)

Acquisitions

Union Power Station

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

Palisades Purchased Power Agreement

Entergy’s purchase of the Palisades plant in 2007 included a unit-contingent, 15-year purchased power agreement (PPA) with Consumers Energy for 100% of the plant’s output, excluding any future uprates.  Prices under the PPA range from $43.50/MWh in 2007 to $61.50/MWh in 2022, and the average price under the PPA is $51/MWh.  For the PPA, which was at below-market prices at the time of the acquisition, Entergy will amortize a liability to revenue over the life of the agreement.  The amount that will be amortized each period is based upon the present value, calculated at the date of acquisition, of each year’s difference between revenue under the agreement and revenue based on estimated market prices.  Amounts amortized to revenue were $28 million in 2017, $13 million in 2016, and $15 million in 2015.

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

In September 2017 the Michigan Public Service Commission issued an order conditionally approving the PPA amendment transaction, but only granting Consumers Energy recovery of $136.6 million of the $172 million requested early termination payment. As a result, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy will continue to operate Palisades under the current PPA with Consumers Energy, instead of shutting down in the fall of 2018 as previously planned. Entergy intends to shut down the Palisades nuclear power plant permanently on May 31, 2022. Based on that decision, the amounts to be amortized to revenue for the next five years will be approximately $6 million in 2018, $10 million in 2019, $11 million in 2020, $12 million in 2021, and $5 million in 2022.

NYPA Value Sharing Agreements

Entergy’s purchase of the FitzPatrick and Indian Point 3 plants from NYPA included value sharing agreements with NYPA.  In October 2007, Entergy subsidiaries and NYPA amended and restated the value sharing agreements to clarify and amend certain provisions of the original terms.  Under the amended value sharing agreements, Entergy subsidiaries made annual payments to NYPA based on the generation output of the Indian Point 3 and FitzPatrick plants from January 2007 through December 2014.  Entergy subsidiaries paid NYPA $6.59 per MWh for power sold from Indian Point 3, up to an annual cap of $48 million, and $3.91 per MWh for power sold from FitzPatrick, up to an annual

Entergy Corporation and Subsidiaries
Notes to Financial Statements

cap of $24 million.  The annual payment for each year’s output was due by January 15 of the following year, and the final payment to NYPA was made in January 2015.  Entergy recorded the liability for payments to NYPA as power was generated and sold by Indian Point 3 and FitzPatrick.  An amount equal to the liability was recorded to the plant asset account as contingent purchase price consideration for the plants.

Dispositions

Vermont Yankee

In November 2016, Entergy entered into an agreement to sell 100% of the membership interests in Entergy Nuclear Vermont Yankee, LLC to a subsidiary of NorthStar. Entergy Nuclear Vermont Yankee is the owner of the Vermont Yankee plant and is in the Entergy Wholesale Commodities segment. The sale of Entergy Nuclear Vermont Yankee to NorthStar will include the transfer of the nuclear decommissioning trust fund and the asset retirement obligation for the spent fuel management and decommissioning of the plant.

Entergy Nuclear Vermont Yankee has an outstanding credit facility with borrowing capacity of $145 million to pay for dry fuel storage costs. This credit facility is guaranteed by Entergy Corporation. At or before closing, a subsidiary of Entergy will assume the obligations under the existing credit facility or enter into a new credit facility and Entergy will guarantee the credit facility. At the closing of the sale transaction, NorthStar will pay $1,000 for the membership interests in Entergy Nuclear Vermont Yankee, and NorthStar will cause Entergy Nuclear Vermont Yankee to issue a promissory note to an Entergy subsidiary. The amount of the promissory note issued will be equal to the amount drawn under the credit facility or the amount drawn under the new credit facility, plus borrowing fees and costs incurred by Entergy in connection with such facility. The principal amount drawn under the outstanding credit facility was $104 million as of December 31, 2017, and the net book value of Entergy Nuclear Vermont Yankee, including unrealized gains on the decommissioning trust fund, as of December 31, 2017, was approximately $123 million.

Entergy plans to transfer all spent nuclear fuel to dry cask storage by the end of 2018 in advance of the planned transaction close. Under the sale agreement and related agreements to be entered into at the closing, NorthStar will commit to initiate decommissioning and site restoration by 2021 and complete those activities by 2030. The original planned completion date, as outlined in Entergy’s Post Shutdown Decommissioning Activities Report filed with the NRC, was 2075. Entergy Nuclear Vermont Yankee, under NorthStar ownership, will be required to repay the promissory note issued to Entergy with certain of the proceeds from the recovery of damages under its claims against the DOE related to spent nuclear fuel disposal, with any balance remaining due at partial site release, subject to extension not to exceed two years from partial site release.

The transaction is subject to certain closing conditions, including approval by the NRC; approval by the State of Vermont Public Utility Commission, including approval of revised site restoration standards that have been proposed as part of the transaction; the transfer of all spent nuclear fuel to dry fuel storage on the independent spent fuel storage installation; and that the market value of the fund assets held in the decommissioning trust fund for the Vermont Yankee Nuclear Power Station, less the hypothetical income tax on the aggregate unrealized net gain of such fund assets at closing, is equal to or exceeds $451.95 million, subject to adjustments. Entergy has the option to contribute to the decommissioning trust fund if the value is less than $451.95 million, subject to adjustments. The transaction is planned to close by the end of 2018.

FitzPatrick

In August 2016, Entergy entered into an agreement to sell the FitzPatrick plant, an 838 MW nuclear power plant owned by Entergy in the Entergy Wholesale Commodities segment. As a result of the sales agreement and the status of the necessary regulatory approvals, the assets and liabilities associated with the sale of FitzPatrick to Exelon were classified as held for sale on Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet as of December 31, 2016. At December 31, 2016, the receivable for the beneficial interest in the decommissioning trust fund was $785 million, classified within other deferred debits, and the asset retirement obligation was $714 million, classified within

Entergy Corporation and Subsidiaries
Notes to Financial Statements

other non-current liabilities. See Note 9 to the financial statements for further discussion of FitzPatrick’s decommissioning liability and see Note 16 to the financial statements for further discussion of the receivables for the beneficial interest in FitzPatrick’s decommissioning trust fund.

In March 2017 the NRC approved the sale of the plant to Exelon. The transaction closed in March 2017 for a purchase price of $110 million, which included a $10 million non-refundable signing fee paid in August 2016, in addition to the assumption by Exelon of certain liabilities related to the FitzPatrick plant, resulting in a pre-tax gain on the sale of $16 million. At the transaction close, Exelon paid an additional $8 million for the proration of certain expenses prepaid by Entergy. The disposition-date fair value of the decommissioning trust fund was $805 million, classified within other deferred debits, and the disposition-date fair value of the asset retirement obligation was $727 million, classified within other non-current liabilities. The transaction also included property, plant, and equipment with a net book value of zero, materials and supplies, and prepaid assets.

As part of the transaction, Entergy entered into a reimbursement agreement with Exelon pursuant to which Exelon reimbursed Entergy for specified out-of-pocket costs associated with Entergy’s operation of FitzPatrick prior to closing of the sale. In the first quarter 2017, Entergy billed Exelon for reimbursement of $98 million of other operation and maintenance expenses, $7 million in lost operating revenues, and $3 million in taxes other than income taxes, partially offset by a $10 million defueling credit to Exelon.

As discussed in Note 3 to the financial statements, as a result of the sale of FitzPatrick on March 31, 2017, Entergy redetermined the plant’s tax basis, resulting in a $44 million income tax benefit in the first quarter 2017.

Top Deer

In November 2016, Entergy sold its 50% membership interest in Top Deer Wind Ventures, LLC, a wind-powered electric generation joint venture owned by Entergy in the Entergy Wholesale Commodities segment and accounted for as an equity method investment. Entergy sold its 50% membership interest in Top Deer for approximately $0.5 million and realized a pre-tax loss of $0.2 million on the sale.

Rhode Island State Energy Center

In December 2015, Entergy sold the Rhode Island State Energy Center, a 583 MW natural gas-fired combined-cycle generating plant owned by Entergy in the Entergy Wholesale Commodities segment. Entergy sold the Rhode Island State Energy Center for approximately $490 million and realized a pre-tax gain of $154 million on the sale.

Impairment of Long-lived Assets

2015 Impairment Conclusions

Entergy determined in October 2015 that it would close FitzPatrick at the end of its fuel cycle, which was planned for January 27, 2017, because of poor market conditions that led to reduced revenues, a poor market design that failed to properly compensate nuclear generators for the benefits they provide, and increased operational costs. This decision came after management’s extensive analysis of whether it was advisable economically to refuel the plant, as scheduled, in the fall of 2016. Entergy also had discussions with the State of New York regarding the future of FitzPatrick. Because of the uncertainty regarding the refueling decision and its implications to the plant’s expected operating life, Entergy tested the recoverability of the plant and related assets as of September 30, 2015. See above in the Dispositions section for further information on the subsequent decision to sell the FitzPatrick plant.

Entergy determined in October 2015 that it would close Pilgrim no later than June 1, 2019 because of poor market conditions that led to reduced revenues, a poor market design that failed to properly compensate nuclear generators for the benefits they provide, and increased operational costs. The decision came after management’s extensive analysis of the economics and operating life of the plant following the NRC’s decision in September 2015

Entergy Corporation and Subsidiaries
Notes to Financial Statements

to place the plant in its “multiple/repetitive degraded cornerstone column” (Column 4) of its Reactor Oversight Process Action Matrix. Because of the uncertainty regarding the plant’s operating life created by the NRC’s decision and management’s analysis of the plant, Entergy tested the recoverability of the plant and related assets as of September 30, 2015.

Due to the announced plant closures in October 2015, as well as the continued challenging market price trend, the high level of investment required to continue to operate the Entergy Wholesale Commodities plants, and the inadequate compensation provided to nuclear generators for their capacity benefits under the current market design, in the fourth quarter 2015, Entergy tested the recoverability of the plant and related assets of the two remaining operating nuclear power generating facilities in the Entergy Wholesale Commodities business, Palisades and Indian Point. For purposes of that evaluation, Entergy considered a number of factors associated with the facilities’ continued operation, including the status of the associated NRC licenses, the status of state regulatory issues, existing power purchase agreements, and the supply region in which the nuclear facilities sell energy and capacity.

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

The test for Palisades indicated that the probability-weighted undiscounted net cash flows did not exceed the carrying value of the plant and related assets as of December 31, 2015.

The test for Indian Point indicated that the probability-weighted undiscounted net cash flows exceeded the carrying value of the plant and related assets as of December 31, 2015. As such, the carrying value of Indian Point was not impaired as of December 31, 2015.

As of September 30, 2015, the estimated fair value of the FitzPatrick plant and related long-lived assets was $29 million, while the carrying value was $742 million, resulting in an impairment charge of $713 million. Materials and supplies were evaluated and written down by $48 million. In addition, FitzPatrick had a contract asset recorded for an agreement between Entergy subsidiaries and NYPA entered when Entergy subsidiaries purchased FitzPatrick from NYPA in 2000 and NYPA retained the decommissioning trusts and the decommissioning liabilities. The agreement gave NYPA the right to require the Entergy subsidiaries to assume the decommissioning liability provided that it assigns the decommissioning trust, up to a specified level, to Entergy. If NYPA retained the decommissioning liabilities, the Entergy subsidiaries would perform the decommissioning of the plant at a price equal to the lesser of a pre-specified level or the amount in the decommissioning trusts. The contract asset represented an estimate of the present value of the difference between the Entergy subsidiaries’ stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies. See Note 9 for further discussion of the contract asset. Due to a change in expectation regarding the timing of decommissioning cash flows, the result was a write down of the contract asset from $335 million to $131 million, for a charge of $204 million. In summary, as of September 30, 2015, the impairment and related charges for FitzPatrick was $965 million ($624 million net-of-tax).

As of September 30, 2015, the estimated fair value of the Pilgrim plant and related long-lived assets is $65 million, while the carrying value was $718 million, resulting in an impairment charge of $653 million. Materials and supplies were evaluated and written down by $24 million. In summary, as of September 30, 2015, the total impairment loss and related charges for Pilgrim was $677 million ($438 million net-of-tax). The pre-impairment carrying value of $718 million includes the effect of a $134 million increase in Pilgrim’s estimated decommissioning cost liability and the related asset retirement cost asset. The increase in the estimated decommissioning cost liability primarily resulted from the change in expectation regarding the timing of decommissioning cash flows.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As of December 31, 2015, the estimated fair value of the Palisades plant and related long-lived assets was $463 million, while the carrying value was $859 million, resulting in an impairment charge of $396 million ($256 million net-of-tax). The pre-impairment carrying value of $859 million includes the effect of a $42 million increase in Palisades’ estimated decommissioning cost liability and the related asset retirement cost asset. The increase in the estimated decommissioning cost liability primarily resulted from the assessment of the estimated decommissioning cash flows that occurred in conjunction with the impairment analysis.

2016 Impairment Conclusions

As discussed in more detail above in the Acquisitions section, in December 2016, Entergy reached an agreement with Consumers Energy to amend the existing PPA to terminate early, on May 31, 2018. The PPA amendment agreement was subject to regulatory approvals, including approval by the Michigan Public Service Commission. Separately, Entergy intended to shut down the Palisades nuclear power plant permanently on October 1, 2018, after refueling in the spring of 2017 and operating through the end of that fuel cycle. As a result of the planned PPA termination and its intention to shut down the plant, Entergy tested the recoverability of the plant and related assets as of December 31, 2016. Entergy and Consumers Energy subsequently agreed to terminate the PPA amendment agreement and Entergy now intends to shut down the Palisades plant permanently on May 31, 2022.

Indian Point 2 and Indian Point 3 have an application pending for renewed NRC licenses.  Various parties, including the State of New York, expressed opposition to renewal of the licenses.  Under federal law, nuclear power plants may continue to operate beyond their original license expiration dates while their timely filed renewal applications are pending NRC approval.  Indian Point 2 reached the expiration date of its original NRC operating license on September 28, 2013, and Indian Point 3 reached the expiration date of its original NRC operating license on December 12, 2015. Upon expiration of their operating licenses, each plant entered into a period of extended operation under the timely renewal rule.

In January 2017, Entergy announced that it reached a settlement with New York State to shut down Indian Point 2 by April 30, 2020 and Indian Point 3 by April 30, 2021, and resolve all New York State-initiated legal challenges to Indian Point’s operating license renewal. As part of the settlement, New York State agreed to issue Indian Point’s water quality certification and Coastal Zone Management Act consistency certification and to withdraw its objection to license renewal before the NRC. New York State also agreed to issue a water discharge permit, which is required regardless of whether the plant is seeking a renewed NRC license. The shutdowns are conditioned, among other things, upon such actions being taken by New York State. As a result of its evaluation of alternatives to the continued operation of the Indian Point plants, and taking into consideration the status of negotiations with the State of New York, Entergy tested the recoverability of the plants and related assets as of December 31, 2016.

The tests for Palisades and Indian Point indicated that the probability-weighted undiscounted net cash flows did not exceed the carrying values of the plants and related assets as of December 31, 2016.

As of December 31, 2016 the estimated fair value of the Palisades plant and related long-lived assets was $206 million, while the carrying value was $558 million, resulting in an impairment charge of $352 million. Materials and supplies were evaluated and written down by $48 million. In summary, as of December 31, 2016, the total impairment loss and related charges for Palisades was $400 million ($258 million net-of-tax). The pre-impairment carrying value of $558 million included the effect of a $129 million increase in Palisades’ estimated decommissioning cost liability and the related asset retirement cost asset. The increase in the estimated decommissioning cost liability primarily resulted from the change in expectation regarding the timing of decommissioning cash flows. See Note 9 to the financial statements for further discussion regarding the Palisades decommissioning cost revision.

As of December 31, 2016 the estimated fair value of the Indian Point plants and related long-lived assets was $433 million, while the carrying value was $2,619 million, resulting in an impairment charge of $2,186 million. Materials and supplies were evaluated and written down by $157 million. In summary, as of December 31, 2016, the total impairment loss and related charges for Indian Point was $2,343 million ($1,511 million net-of-tax). The pre-

Entergy Corporation and Subsidiaries
Notes to Financial Statements

impairment carrying value of $2,619 million included the effect of a $392 million increase in Indian Point’s estimated decommissioning cost liability and the related asset retirement cost asset. The increase in the estimated decommissioning cost liability primarily resulted from the change in expectation regarding the timing of decommissioning cash flows. See Note 9 to the financial statements for further discussion regarding the Indian Point decommissioning cost revision.

2017 Impairment Conclusions

In 2017 Entergy management continued to execute the strategy to reduce the size of Entergy Wholesale Commodities’ merchant fleet, with the planned shutdowns of Pilgrim by May 31, 2019, Indian Point 2 by April 30, 2020, Indian Point 3 by April 30, 2021, and, as discussed in further detail above in the Acquisitions section, Palisades on May 31, 2022. The FitzPatrick plant was classified as held-for-sale at December 31, 2016, and subsequently sold to Exelon in March 2017.

In 2017 Entergy Wholesale Commodities incurred $538 million of impairment charges related to nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets. These costs were charged to expense as incurred as a result of the impaired fair value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet.

As discussed above in the Acquisitions section, as a result of the Michigan Public Service Commission only granting Consumers Energy partial recovery of the requested early termination payment, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement in September 2017. Entergy will continue to operate Palisades under the current PPA with Consumers Energy, instead of shutting down in the fall of 2018 as previously planned. Entergy intends to shut down the Palisades plant permanently on May 31, 2022. As a result of the change in expected operating life of the Palisades plant, the expected probability-weighted undiscounted net cash flows as of September 30, 2017 exceeded the carrying value of the plant and related assets. Accordingly, nuclear fuel spending, nuclear refueling outage spending, and expenditures for capital assets incurred at Palisades after September 30, 2017 are no longer charged to expense as incurred, but recorded as assets and depreciated or amortized, subject to the typical periodic impairment reviews prescribed in the accounting rules.

Overall Regarding All Impairments

The impairments and other related charges are recorded as a separate line item in Entergy’s consolidated statements of operations and are included within the results of the Entergy Wholesale Commodities segment. In addition to the impairments and other related charges, Entergy expects to incur additional charges through mid-2022 associated with these strategic transactions. See Note 13 to the financial statements for further discussion of these additional charges.

The fair value analyses for FitzPatrick, Pilgrim, and Palisades in 2015, and Palisades and Indian Point in 2016, were performed based on the income approach, a discounted cash flow method, to determine the amount of impairment. The estimates of fair value were based on the prices that Entergy would expect to receive in hypothetical sales of the FitzPatrick, Pilgrim, Palisades, and Indian Point plants and related assets to a market participant. In order to determine these prices, Entergy used significant observable inputs, including quoted forward power and gas prices, where available. Significant unobservable inputs, such as projected long-term pre-tax operating margins (cash basis) and estimated weighted-average costs of capital, were also used in the estimation of fair value. In addition, Entergy made certain assumptions regarding future tax deductions associated with the plants and related assets, the amount and timing of recoveries from future litigation with the DOE related to spent fuel storage costs, and the expected operating life of the plant.  Based on the use of significant unobservable inputs, the fair value measurement for the entirety of the asset group, and for each type of asset within the asset group, are classified as Level 3 in the fair value hierarchy discussed in Note 15 to the financial statements.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of significant unobservable inputs used in the valuation of the FitzPatrick, Pilgrim, Palisades, and Indian Point plants and related assets:

Significant Unobservable Inputs	Amount	Weighted-Average
2015
Weighted-average cost of capital
FitzPatrick	7.5%	7.5%
Pilgrim (a)	7.5%-8.0%	7.9%
Palisades	7.5%	7.5%

Long-term pre-tax operating margin (cash basis)
FitzPatrick	10.2%	10.2%
Pilgrim (a)	2.4%-10.6%	8.1%
Palisades (b)	30.8%	30.8%

2016
Weighted-average cost of capital
Indian Point (c)	7.0%-7.5%	7.2%
Palisades	6.5%	6.5%

Long-term pre-tax operating margin (cash basis)
Indian Point	19.7%	19.7%
Palisades (b) (d)	17.8%-38.8%	34.6%

(a)	The fair value of Pilgrim was based on the probability weighting of two potential scenarios.

(b)
Most of the Palisades output is sold under a 15-year power purchase agreement, entered at the plant’s acquisition in 2007, that is scheduled to expire in 2022. The power purchase agreement prices currently exceed market prices and escalate each year, up to $61.50/MWh in 2022.

(c)	The cash flows extending through the 2021 shutdown at Indian Point 3 were assigned a higher discount factor to incorporate the increased risk associated with longer operations.

(d)	The fair value of Palisades at December 31, 2016 is based on the probability weighting of whether the PPA will terminate before the originally scheduled termination in 2022.

Entergy’s Accounting Policy and Entergy Wholesale Commodities Accounting group, which reports to the Chief Accounting Officer, was primarily responsible for determining the valuation of the FitzPatrick, Pilgrim, Palisades and Indian Point plants and related assets, in consultation with external advisors. Entergy’s Accounting Policy group obtained and reviewed information from other Entergy departments with expertise on the various inputs and assumptions that were necessary to calculate the fair values of the asset groups.

NOTE 15.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi,  Entergy New Orleans, Entergy Texas, and System Energy)

Market Risk

In the normal course of business, Entergy is exposed to a number of market risks.  Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular commodity or instrument.  All financial and commodity-related instruments, including derivatives, are subject to market risk including commodity

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy enters into derivatives to manage natural risks inherent in its physical or financial assets or liabilities. Electricity over-the-counter instruments and futures contracts that financially settle against day-ahead power pool prices are used to manage price exposure for Entergy Wholesale Commodities generation.  The maximum length of time over which Entergy Wholesale Commodities is currently hedging the variability in future cash flows with derivatives for forecasted power transactions at December 31, 2017 is approximately 3.25 years.  Planned generation currently under contract from Entergy Wholesale Commodities nuclear power plants is 98% for 2018, of which approximately 79% is sold under financial derivatives and the remainder under normal purchase/normal sale contracts.  Total planned generation for 2018 is 27.9 TWh.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

In addition, collateral agreements allow for termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the agreements to sell the power produced by Entergy Wholesale Commodities power plants contain provisions that require an Entergy subsidiary to provide credit support to secure its obligations depending on the mark-to-market values of the contracts.  The primary form of credit support to satisfy these requirements is an Entergy Corporation guarantee.  As of December 31, 2017, derivative contracts with eight counterparties were in a liability position (approximately $65 million total). In addition to the corporate guarantee, $1 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties and $4 million in cash collateral and $34 million in letters of credit were required to be posted by its counterparties to the Entergy subsidiary. As of December 31, 2016, derivative contracts with three counterparties were in a liability position (approximately $8 million total). In addition to the corporate guarantee, $2 million in cash collateral was required to be posted by the Entergy subsidiary to its counterparties. If the Entergy Corporation credit rating falls below investment grade, Entergy would have to post collateral equal to the estimated outstanding liability under the contract at the applicable date.

Entergy manages fuel price volatility for its Louisiana jurisdictions (Entergy Louisiana and Entergy New Orleans) and Entergy Mississippi through the purchase of short-term natural gas swaps that financially settle against NYMEX futures. These swaps are marked-to-market through fuel expense with offsetting regulatory assets or liabilities. All benefits or costs of the program are recorded in fuel costs. The notional volumes of these swaps are based on a portion of projected annual exposure to gas for electric generation at Entergy Louisiana and Entergy Mississippi and projected winter purchases for gas distribution at Entergy Louisiana and Entergy New Orleans. The total volume of natural gas swaps outstanding as of December 31, 2017 is 38,540,750 MMBtu for Entergy, including 31,361,500 MMBtu for Entergy Louisiana, 6,714,250 MMBtu for Entergy Mississippi, and 465,000 MMBtu for Entergy New Orleans.  Credit support for these natural gas swaps is covered by master agreements that do not require collateral based on mark-to-market value, but do carry adequate assurance language that may lead to requests for collateral.

During the second quarter 2017, Entergy participated in the annual financial transmission rights auction process for the MISO planning year of June 1, 2017 through May 31, 2018. Financial transmission rights are derivative instruments which represent economic hedges of future congestion charges that will be incurred in serving Entergy’s customer load. They are not designated as hedging instruments. Entergy initially records financial transmission rights at their estimated fair value and subsequently adjusts the carrying value to their estimated fair value at the end of each accounting period prior to settlement. Unrealized gains or losses on financial transmission rights held by Entergy Wholesale Commodities are included in operating revenues. The Utility operating companies recognize regulatory liabilities or assets for unrealized gains or losses on financial transmission rights. The total volume of financial transmission rights outstanding as of December 31, 2017 is 46,474 GWh for Entergy, including 10,479 GWh for Entergy Arkansas, 20,590 GWh for Entergy Louisiana, 6,391 GWh for Entergy Mississippi, 2,366 GWh for Entergy New Orleans, and 6,322 GWh for Entergy Texas. Credit support for financial transmission rights held by the Utility operating companies is covered by cash and/or letters of credit issued by each Utility operating company as required by MISO. Credit support for financial transmission rights held by Entergy Wholesale Commodities is covered by cash. No cash or letters of credit were required to be posted for financial transmission rights exposure for Entergy Wholesale Commodities as of December 31, 2017 and December 31, 2016. Letters of credit posted with MISO covered the financial transmission rights exposure for Entergy Arkansas, Entergy Mississippi, and Entergy Texas as of December 31 2017 and for Entergy Arkansas and Entergy Mississippi as of December 31, 2016.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of Entergy’s derivative instruments in the consolidated balance sheet as of December 31, 2017 are shown in the table below. Certain investments, including those not designated as hedging instruments, are subject to master netting agreements and are presented in the balance sheet on a net basis in accordance with accounting guidance for derivatives and hedging.

Instrument	Balance Sheet Location	Fair Value (a)	Offset (b)	Net (c) (d)	Business
		(In Millions)
Derivatives designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$19	($19)	$—	Entergy Wholesale Commodities
Electricity swaps and options	Other deferred debits and other assets (non-current portion)	$19	($14)	$5	Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$86	($20)	$66	Entergy Wholesale Commodities
Electricity swaps and options	Other non-current liabilities (non-current portion)	$17	($14)	$3	Entergy Wholesale Commodities

Derivatives not designated as hedging instruments

Assets:
Electricity swaps and options	Prepayments and other (current portion)	$9	($9)	$—	Entergy Wholesale Commodities
Financial transmission rights	Prepayments and other	$22	($1)	$21	Utility and Entergy Wholesale Commodities

Liabilities:
Electricity swaps and options	Other current liabilities (current portion)	$9	($8)	$1	Entergy Wholesale Commodities
Natural gas swaps	Other current liabilities	$6	$—	$6	Utility

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

(a)	Represents the gross amounts of recognized assets/liabilities

(b)	Represents the netting of fair value balances with the same counterparty

(c)	Represents the net amounts of assets/liabilities presented on the Entergy Corporation and Subsidiaries’ Consolidated Balance Sheet

(d)
Excludes cash collateral in the amount of $1 million posted and $4 million held as of December 31, 2017 and $2 million posted as of December 31, 2016. Also excludes $34 million in letters of credit held as of December 31, 2017.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments designated as cash flow hedges on the consolidated income statements for the years ended December 31, 2017, 2016, and 2015 are as follows:

Instrument	Amount of gain recognized in other comprehensive income	Income Statement location	Amount of gain (loss) reclassified from accumulated other comprehensive income into income (a)
	(In Millions)		(In Millions)
2017
Electricity swaps and options	$44	Competitive business operating revenues	$109

2016
Electricity swaps and options	$135	Competitive business operating revenues	$293

2015
Electricity swaps and options	$254	Competitive business operating revenues	($244)

(a)	Before taxes of $38 million, $103 million, and ($85) million, for the years ended December 31, 2017, 2016, and 2015, respectively

At each reporting period, Entergy measures its hedges for ineffectiveness. Any ineffectiveness is recognized in earnings during the period. The ineffective portion of cash flow hedges is recorded in competitive businesses operating revenues. The change in fair value of Entergy’s cash flow hedges due to ineffectiveness was ($3) million, ($356) thousand, and $150 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.

Based on market prices as of December 31, 2017, unrealized gains recorded in accumulated other comprehensive income on cash flow hedges relating to power sales totaled $55 million of net unrealized losses.  Approximately ($59) million is expected to be reclassified from accumulated other comprehensive income to operating revenues in the next twelve months.  The actual amount reclassified from accumulated other comprehensive income, however, could vary due to future changes in market prices.

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of Entergy’s derivative instruments not designated as hedging instruments on the consolidated income statements for the years ended December 31, 2017, 2016, and 2015 are as follows:

Instrument	Amount of gain recognized in accumulated other comprehensive income		Income Statement location		Amount of gain (loss) recorded in the income statement
	(In Millions)				(In Millions)
2017
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($31)
Financial transmission rights	$—		Purchased power expense	(b)	$139
Electricity swaps and options	$—	(c)	Competitive business operating revenues		$—

2016
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	$11
Financial transmission rights	$—		Purchased power expense	(b)	$125
Electricity swaps and options	$—	(c)	Competitive business operating revenues		($11)

2015
Natural gas swaps	$—		Fuel, fuel-related expenses, and gas purchased for resale	(a)	($41)
Financial transmission rights	$—		Purchased power expense	(b)	$166
Electricity swaps and options	$12	(c)	Competitive business operating revenues		($19)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair values of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their balance sheets as of December 31, 2017 and 2016 are as follows:

Instrument	Balance Sheet Location	Fair Value (a)	Registrant
		(In Millions)
2017
Assets:
Financial transmission rights	Prepayments and other	$3.0	Entergy Arkansas
Financial transmission rights	Prepayments and other	$10.2	Entergy Louisiana
Financial transmission rights	Prepayments and other	$2.1	Entergy Mississippi
Financial transmission rights	Prepayments and other	$2.2	Entergy New Orleans
Financial transmission rights	Prepayments and other	$3.4	Entergy Texas

Liabilities:
Natural gas swaps	Other current liabilities	$5.0	Entergy Louisiana
Natural gas swaps	Other current liabilities	$1.2	Entergy Mississippi
Natural gas swaps	Other current liabilities	$0.2	Entergy New Orleans

2016
Assets:
Natural gas swaps	Prepayments and other	$10.9	Entergy Louisiana
Natural gas swaps	Prepayments and other	$2.3	Entergy Mississippi
Natural gas swaps	Prepayments and other	$0.2	Entergy New Orleans

Financial transmission rights	Prepayments and other	$5.4	Entergy Arkansas
Financial transmission rights	Prepayments and other	$8.5	Entergy Louisiana
Financial transmission rights	Prepayments and other	$3.2	Entergy Mississippi
Financial transmission rights	Prepayments and other	$1.1	Entergy New Orleans
Financial transmission rights	Prepayments and other	$3.1	Entergy Texas

(a)
As of December 31, 2017, letters of credit posted with MISO covered financial transmission rights exposure of $0.2 million for Entergy Arkansas, $0.1 million for Entergy Mississippi, and $0.05 million for Entergy Texas. As of December 31, 2016, letters of credit posted with MISO covered financial transmission rights exposure of $0.3 million for Entergy Arkansas and $0.1 million for Entergy Mississippi.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The effects of the Registrant Subsidiaries’ derivative instruments not designated as hedging instruments on their income statements for the years ended December 31, 2017, 2016, and 2015 are as follows:

Instrument	Income Statement Location	Amount of gain (loss) recorded in the income statement		Registrant
		(In Millions)
2017
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($25.4)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($5.2)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.3)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$41.7	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$45.8	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$18.9	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$9.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$22.3	(b)	Entergy Texas

2016
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$8.4	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	$3.1	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($0.4)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$23.2	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$69.7	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$16.6	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$4.1	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$10.2	(b)	Entergy Texas

2015
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($33.2)	(a)	Entergy Louisiana
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($6.1)	(a)	Entergy Mississippi
Natural gas swaps	Fuel, fuel-related expenses, and gas purchased for resale	($1.4)	(a)	Entergy New Orleans

Financial transmission rights	Purchased power	$68.7	(b)	Entergy Arkansas
Financial transmission rights	Purchased power	$55.4	(b)	Entergy Louisiana
Financial transmission rights	Purchased power	$16.5	(b)	Entergy Mississippi
Financial transmission rights	Purchased power	$8.5	(b)	Entergy New Orleans
Financial transmission rights	Purchased power	$16.8	(b)	Entergy Texas

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

The following tables set forth, by level within the fair value hierarchy, Entergy’s assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2017 and December 31, 2016.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$725	$—	$—	$725
Decommissioning trust funds (a):
Equity securities	526	—	—	526
Debt securities	1,125	1,425	—	2,550
Common trusts (b)				4,136
Power contracts	—	—	5	5
Securitization recovery trust account	45	—	—	45
Escrow accounts	406	—	—	406
Financial transmission rights	—	—	21	21
	$2,827	$1,425	$26	$8,414
Liabilities:
Power contracts	$—	$—	$70	$70
Gas hedge contracts	6	—	—	6
	$6	$—	$70	$76

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$1,058	$—	$—	$1,058
Decommissioning trust funds (a):
Equity securities	480	—	—	480
Debt securities	985	1,228	—	2,213
Common trusts (b)				3,031
Power contracts	—	—	16	16
Securitization recovery trust account	46	—	—	46
Escrow accounts	433	—	—	433
Gas hedge contracts	13	—	—	13
Financial transmission rights	—	—	21	21
	$3,015	$1,228	$37	$7,311
Liabilities:
Power contracts	$—	$—	$11	$11

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

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the years ended December 31, 2017, 2016, and 2015:

	2017		2016		2015
	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights	Power Contracts	Financial transmission rights
	(In Millions)
Balance as of January 1,	$5	$21	$189	$23	$215	$47
Total gains (losses) for the period (a)
Included in earnings	(3)	1	(10)	—	(20)	(1)
Included in other comprehensive income	44	—	135	—	254	—
Included as a regulatory liability/asset	—	76	—	68	—	63
Issuances of financial transmission rights	—	62	—	55	—	80
Purchases	—	—	—	—	15	—
Settlements	(111)	(139)	(309)	(125)	(275)	(166)
Balance as of December 31,	($65)	$21	$5	$21	$189	$23

(a)
Change in unrealized gains or losses for the period included in earnings for derivatives held at the end of the reporting period is $0.9 million, $0.2 million, and $3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a description of the types of transactions classified as Level 3 in the fair value hierarchy and significant unobservable inputs to each which cause that classification, as of December 31, 2017:

Transaction Type	Fair Value as of December 31, 2017	Significant Unobservable Inputs	Range from Average %	Effect on Fair Value
	(In Millions)			(In Millions)
Power contracts - electricity swaps	($65)	Unit contingent discount	+/- 4% - 4.75%	$6 - $7

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

The following table sets forth, by level within the fair value hierarchy, the Registrant Subsidiaries’ assets that are accounted for at fair value on a recurring basis as of December 31, 2017 and December 31, 2016.  The assessment of the significance of a particular input to a fair value measurement requires judgment and may affect its placement within the fair value hierarchy levels.

Entergy Arkansas

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$11.7	$—	$—	$11.7
Debt securities	115.8	232.4	—	348.2
Common trusts (b)				585.0
Securitization recovery trust account	3.7	—	—	3.7
Escrow accounts	2.4	—	—	2.4
Financial transmission rights	—	—	3.0	3.0
	$133.6	$232.4	$3.0	$954.0

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Decommissioning trust funds (a):
Equity securities	$3.6	$—	$—	$3.6
Debt securities	112.5	196.8	—	309.3
Common trusts (b)				521.8
Securitization recovery trust account	4.1	—	—	4.1
Escrow accounts	7.1	—	—	7.1
Financial transmission rights	—	—	5.4	5.4
	$127.3	$196.8	$5.4	$851.3

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Louisiana

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$30.1	$—	$—	$30.1
Decommissioning trust funds (a):
Equity securities	15.2	—	—	15.2
Debt securities	143.3	350.5	—	493.8
Common trusts (b)				803.1
Escrow accounts	289.5	—	—	289.5
Securitization recovery trust account	2.0	—	—	2.0
Financial transmission rights	—	—	10.2	10.2
	$480.1	$350.5	$10.2	$1,643.9
Liabilities:
Gas hedge contracts	$5.0	$—	$—	$5.0

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$163.9	$—	$—	$163.9
Decommissioning trust funds (a):
Equity securities	13.9	—	—	13.9
Debt securities	132.3	292.5	—	424.8
Common trusts (b)				702.0
Escrow accounts	305.7	—	—	305.7
Securitization recovery trust account	2.8	—	—	2.8
Gas hedge contracts	10.9	—	—	10.9
Financial transmission rights	—	—	8.5	8.5
	$629.5	$292.5	$8.5	$1,632.5

Entergy Mississippi

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$4.5	$—	$—	$4.5
Escrow accounts	32.0	—	—	32.0
Financial transmission rights	—	—	2.1	2.1
	$36.5	$—	$2.1	$38.6
Liabilities:
Gas hedge contracts	$1.2	$—	$—	$1.2

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$76.8	$—	$—	$76.8
Escrow accounts	31.8	—	—	31.8
Gas hedge contracts	2.3	—	—	2.3
Financial transmission rights	—	—	3.2	3.2
	$110.9	$—	$3.2	$114.1

Entergy New Orleans

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$32.7	$—	$—	$32.7
Securitization recovery trust account	1.5	—	—	1.5
Escrow accounts	81.9	—	—	81.9
Financial transmission rights	—	—	2.2	2.2
	$116.1	$—	$2.2	$118.3
Liabilities:
Gas hedge contracts	$0.2	$—	$—	$0.2

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$103.0	$—	$—	$103.0
Securitization recovery trust account	1.7	—	—	1.7
Escrow accounts	88.6	—	—	88.6
Gas hedge contracts	0.2	—	—	0.2
Financial transmission rights	—	—	1.1	1.1
	$193.5	$—	$1.1	$194.6

Entergy Texas

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$115.5	$—	$—	$115.5
Securitization recovery trust account	37.7	—	—	37.7
Financial transmission rights	—	—	3.4	3.4
	$153.2	$—	$3.4	$156.6

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$5.0	$—	$—	$5.0
Securitization recovery trust account	37.5	—	—	37.5
Financial transmission rights	—	—	3.1	3.1
	$42.5	$—	$3.1	$45.6

System Energy

2017	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$287.1	$—	$—	$287.1
Decommissioning trust funds (a):
Equity securities	3.1	—	—	3.1
Debt securities	187.2	143.3	—	330.5
Common trusts (b)				572.1
	$477.4	$143.3	$—	$1,192.8

2016	Level 1	Level 2	Level 3	Total
	(In Millions)
Assets:
Temporary cash investments	$245.1	$—	$—	$245.1
Decommissioning trust funds (a):
Equity securities	0.3	—	—	0.3
Debt securities	248.3	58.3	—	306.6
Common trusts (b)				473.6
	$493.7	$58.3	$—	$1,025.6

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2017.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1,	$5.4	$8.5	$3.2	$1.1	$3.1
Issuances of financial transmission rights	8.9	31.0	9.6	5.0	7.1
Gains (losses) included as a regulatory liability/asset	30.4	16.5	8.2	5.2	15.5
Settlements	(41.7)	(45.8)	(18.9)	(9.1)	(22.3)
Balance as of December 31,	$3.0	$10.2	$2.1	$2.2	$3.4

The following table sets forth a reconciliation of changes in the net assets (liabilities) for the fair value of derivatives classified as Level 3 in the fair value hierarchy for the year ended December 31, 2016.

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas
	(In Millions)

Balance as of January 1,	$7.9	$8.5	$2.4	$1.5	$2.2
Issuances of financial transmission rights	18.8	18.1	5.9	2.8	9.3
Gains included as a regulatory liability/asset	1.9	51.6	11.5	0.9	1.8
Settlements	(23.2)	(69.7)	(16.6)	(4.1)	(10.2)
Balance as of December 31,	$5.4	$8.5	$3.2	$1.1	$3.1

NOTE 16.    DECOMMISSIONING TRUST FUNDS (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy)

Entergy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The NRC requires Entergy subsidiaries to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades.  The funds are invested primarily in equity securities, fixed-rate debt securities, and cash and cash equivalents.

For the Indian Point 3 and FitzPatrick plants purchased in 2000 from NYPA, NYPA retained the decommissioning trust funds and the decommissioning liabilities. NYPA and Entergy subsidiaries executed decommissioning agreements, which specified their decommissioning obligations. At the time of the acquisition of the plants Entergy recorded a contract asset that represented an estimate of the present value of the difference between the stipulated contract amount for decommissioning the plants less the decommissioning costs estimated in independent decommissioning cost studies.

In August 2016, Entergy entered into a trust transfer agreement with NYPA to transfer the decommissioning trust funds and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy. The transaction

Entergy Corporation and Subsidiaries
Notes to Financial Statements

was contingent upon receiving approval from the NRC, which was received in January 2017.  As a result of the agreement with NYPA, in the third quarter 2016, Entergy removed the contract asset from its balance sheet, and recorded receivables for the beneficial interests in the decommissioning trust funds and recorded asset retirement obligations for the decommissioning liabilities. At December 31, 2016, the fair values of the decommissioning trust funds held by NYPA were $719 million for the Indian Point 3 plant and $785 million for the FitzPatrick plant. The fair values were based on the trust statements received from NYPA and were valued by the fund administrator using net asset value as a practical expedient. Accordingly, these funds were not assigned a level in the fair value hierarchy. For Indian Point 3, the receivable for the beneficial interest in the decommissioning trust fund was recorded in other deferred debits on the consolidated balance sheet as of December 31, 2016. For FitzPatrick, the receivable for the beneficial interest in the decommissioning trust fund was classified as held for sale within other deferred debits on the consolidated balance sheet as of December 31, 2016. In January 2017, NYPA transferred to Entergy the Indian Point 3 decommissioning trust funds with a fair value of $726 million and the FitzPatrick decommissioning trust fund with a fair value of $793 million. In March 2017, Entergy closed on the sale of the FitzPatrick plant to Exelon. As part of the transaction, Entergy transferred the FitzPatrick decommissioning trust fund to Exelon. The FitzPatrick decommissioning trust fund had a disposition-date fair value of $805 million. See Note 9 to the financial statements for further discussion of the decommissioning agreements with NYPA and see Note 14 to the financial statements for further discussion of the sale of FitzPatrick.

Entergy records decommissioning trust funds on the balance sheet at their fair value.  Because of the ability of the Registrant Subsidiaries to recover decommissioning costs in rates and in accordance with the regulatory treatment for decommissioning trust funds, the Registrant Subsidiaries have recorded an offsetting amount of unrealized gains/(losses) on investment securities in other regulatory liabilities/assets.  For the 30% interest in River Bend formerly owned by Cajun, Entergy Louisiana records an offsetting amount in other deferred credits for the excess trust earnings not currently expected to be needed to decommission the plant.  Decommissioning trust funds for Pilgrim, Indian Point 1, Indian Point 2, Indian Point 3, Vermont Yankee, and Palisades do not meet the criteria for regulatory accounting treatment.  Accordingly, unrealized gains recorded on the assets in these trust funds are recognized in the accumulated other comprehensive income component of shareholders’ equity because these assets are classified as available for sale.  Unrealized losses (where cost exceeds fair market value) on the assets in these trust funds are also recorded in the accumulated other comprehensive income component of shareholders’ equity unless the unrealized loss is other than temporary and therefore recorded in earnings.  Generally, Entergy records realized gains and losses on its debt and equity securities using the specific identification method to determine the cost basis of its securities.

The securities held as of December 31, 2017 and 2016 are summarized as follows:

	2017			2016
	Fair Value	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
Equity Securities	$4,662	$2,131	$1	$3,511	$1,673	$1
Debt Securities	2,550	44	16	2,213	34	27
Total	$7,212	$2,175	$17	$5,724	$1,707	$28

The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2017 are $491 million for Indian Point 1, $621 million for Indian Point 2, $798 million for Indian Point 3, $458 million for Palisades, $1,068 million for Pilgrim, and $613 million for Vermont Yankee. The fair values of the decommissioning trust funds related to the Entergy Wholesale Commodities nuclear plants as of December 31, 2016 are $443 million for Indian Point 1, $564 million for Indian Point 2, $412 million for Palisades, $960 million for Pilgrim, and $584 million for Vermont Yankee. The fair values of the decommissioning trust funds for the Registrant Subsidiaries’ nuclear plants are detailed below.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Deferred taxes on unrealized gains/(losses) are recorded in other comprehensive income (loss) for the decommissioning trusts which do not meet the criteria for regulatory accounting treatment as described above. Unrealized gains/(losses) above are reported before deferred taxes of $479 million and $399 million as of December 31, 2017 and 2016, respectively.  The amortized cost of debt securities was $2,539 million as of December 31, 2017 and $2,212 million as of December 31, 2016.  As of December 31, 2017, the debt securities have an average coupon rate of approximately 3.24%, an average duration of approximately 6.33 years, and an average maturity of approximately 9.99 years.  The equity securities are generally held in funds that are designed to approximate or somewhat exceed the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index or the Russell 3000 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017 and 2016:

	2017				2016
	Equity Securities		Debt Securities		Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$8	$1	$1,099	$7	$23	$1	$1,169	$26
More than 12 months	—	—	265	9	1	—	20	1
Total	$8	$1	$1,364	$16	$24	$1	$1,189	$27

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$74	$125
1 year - 5 years	902	763
5 years - 10 years	812	719
10 years - 15 years	147	109
15 years - 20 years	100	73
20 years+	515	424
Total	$2,550	$2,213

During the years ended December 31, 2017, 2016, and 2015, proceeds from the dispositions of securities amounted to $3,163 million, $2,409 million, and $2,492 million, respectively.  During the years ended December 31, 2017, 2016, and 2015, gross gains of $149 million, $32 million, and $72 million, respectively, and gross losses of $13 million, $13 million, and $13 million, respectively, were reclassified out of other comprehensive income into earnings.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Entergy Arkansas

Entergy Arkansas holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2017 and 2016 are summarized as follows:

	2017			2016
	Fair Value	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
Equity Securities	$596.7	$354.9	$—	$525.4	$281.5	$—
Debt Securities	348.2	2.1	3.0	309.3	3.4	4.2
Total	$944.9	$357.0	$3.0	$834.7	$284.9	$4.2

The amortized cost of debt securities was $349.1 million as of December 31, 2017 and $310.1 million as of December 31, 2016.  As of December 31, 2017, the debt securities have an average coupon rate of approximately 2.64%, an average duration of approximately 5.61 years, and an average maturity of approximately 7.00 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017 and 2016:

	2017				2016
	Equity Securities		Debt Securities		Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$168.0	$1.2	$—	$—	$146.7	$4.2
More than 12 months	—	—	41.4	1.8	—	—	—	—
Total	$—	$—	$209.4	$3.0	$—	$—	$146.7	$4.2

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$13.0	$16.7
1 year - 5 years	123.4	106.2
5 years - 10 years	180.6	161.2
10 years - 15 years	4.8	7.7
15 years - 20 years	3.4	1.0
20 years+	23.0	16.5
Total	$348.2	$309.3

During the years ended December 31, 2017, 2016, and 2015, proceeds from the dispositions of securities amounted to $339.4 million, $197.4 million, and $213 million, respectively.  During the years ended December 31,

Entergy Corporation and Subsidiaries
Notes to Financial Statements

2017, 2016, and 2015, gross gains of $17.7 million, $1.8 million, and $5.9 million, respectively, and gross losses of $0.6 million, $0.8 million, and $0.3 million, respectively, were recorded in earnings.

Entergy Louisiana

Entergy Louisiana holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2017 and 2016 are summarized as follows:

	2017			2016
	Fair Value	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
Equity Securities	$818.3	$461.2	$—	$715.9	$346.6	$—
Debt Securities	493.8	10.9	3.6	424.8	8.0	5.0
Total	$1,312.1	$472.1	$3.6	$1,140.7	$354.6	$5.0

The amortized cost of debt securities was $490 million as of December 31, 2017 and $421.9 million as of December 31, 2016.  As of December 31, 2017, the debt securities have an average coupon rate of approximately 3.88%, an average duration of approximately 6.17 years, and an average maturity of approximately 12.06 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017 and 2016:

	2017				2016
	Equity Securities		Debt Securities		Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$135.3	$1.1	$—	$—	$198.8	$4.8
More than 12 months	—	—	84.4	2.5	—	—	4.8	0.2
Total	$—	$—	$219.7	$3.6	$—	$—	$203.6	$5.0

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$23.2	$31.4
1 year - 5 years	122.8	99.1
5 years - 10 years	109.3	122.8
10 years - 15 years	52.7	41.4
15 years - 20 years	50.7	30.9
20 years+	135.1	99.2
Total	$493.8	$424.8

Entergy Corporation and Subsidiaries
Notes to Financial Statements

During the years ended December 31, 2017, 2016, and 2015, proceeds from the dispositions of securities amounted to $231.3 million, $219.2 million, and $123.5 million, respectively.  During the years ended December 31, 2017, 2016, and 2015, gross gains of $12 million, $3.9 million, and $1.9 million, respectively, and gross losses of $0.4 million, $0.4 million, and $0.3 million, respectively, were recorded in earnings.

System Energy

System Energy holds debt and equity securities, classified as available-for-sale, in nuclear decommissioning trust accounts.  The securities held as of December 31, 2017 and 2016 are summarized as follows:

	2017			2016
	Fair Value	Total Unrealized Gains	Total Unrealized Losses	Fair Value	Total Unrealized Gains	Total Unrealized Losses
	(In Millions)
Equity Securities	$575.2	$308.6	$—	$473.9	$221.9	$0.1
Debt Securities	330.5	4.2	1.2	306.6	2.0	4.5
Total	$905.7	$312.8	$1.2	$780.5	$223.9	$4.6

The amortized cost of debt securities was $327.5 million as of December 31, 2017 and $309.1 million as of December 31, 2016.  As of December 31, 2017, the debt securities have an average coupon rate of approximately 2.67%, an average duration of approximately 6.48 years, and an average maturity of approximately 9.22 years.  The equity securities are generally held in funds that are designed to approximate the return of the Standard & Poor’s 500 Index.  A relatively small percentage of the equity securities are held in funds intended to replicate the return of the Wilshire 4500 Index.

The fair value and gross unrealized losses of available-for-sale equity and debt securities, summarized by investment type and length of time that the securities have been in a continuous loss position, are as follows as of December 31, 2017 and 2016:

	2017				2016
	Equity Securities		Debt Securities		Equity Securities		Debt Securities
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Millions)
Less than 12 months	$—	$—	$196.9	$1.0	$—	$—	$220.9	$4.4
More than 12 months	—	—	10.4	0.2	—	0.1	0.8	0.1
Total	$—	$—	$207.3	$1.2	$—	$0.1	$221.7	$4.5

Entergy Corporation and Subsidiaries
Notes to Financial Statements

The fair value of debt securities, summarized by contractual maturities, as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In Millions)
less than 1 year	$4.1	$6.6
1 year - 5 years	173.0	188.2
5 years - 10 years	78.5	78.5
10 years - 15 years	1.0	1.3
15 years - 20 years	6.9	7.8
20 years+	67.0	24.2
Total	$330.5	$306.6

During the years ended December 31, 2017, 2016, and 2015, proceeds from the dispositions of securities amounted to $565.4 million, $499.3 million, and $390.4 million, respectively.  During the years ended December 31, 2017, 2016, and 2015, gross gains of $1.4 million, $3.5 million, and $3.3 million, respectively, and gross losses of $3.3 million, $1.7 million, and $0.5 million, respectively, were recorded in earnings.

Other-than-temporary impairments and unrealized gains and losses

Entergy evaluates investment securities in the Entergy Wholesale Commodities’ nuclear decommissioning trust funds with unrealized losses at the end of each period to determine whether an other-than-temporary impairment has occurred.  The assessment of whether an investment in a debt security has suffered an other-than-temporary impairment is based on whether Entergy has the intent to sell or more likely than not will be required to sell the debt security before recovery of its amortized costs.  Further, if Entergy does not expect to recover the entire amortized cost basis of the debt security, an other-than-temporary impairment is considered to have occurred and it is measured by the present value of cash flows expected to be collected less the amortized cost basis (credit loss).  Entergy did not have any material other-than-temporary impairments relating to credit losses on debt securities for the years ended December 31, 2017, 2016, and 2015.  The assessment of whether an investment in an equity security has suffered an other-than-temporary impairment is based on a number of factors including, first, whether Entergy has the ability and intent to hold the investment to recover its value, the duration and severity of any losses, and, then, whether it is expected that the investment will recover its value within a reasonable period of time.  Entergy’s trusts are managed by third parties who operate in accordance with agreements that define investment guidelines and place restrictions on the purchases and sales of investments.  Entergy did not record material charges to other income in 2017, 2016, or 2015 resulting from the recognition of the other-than-temporary impairment of equity securities held in its decommissioning trust funds.

NOTE 17.  VARIABLE INTEREST ENTITIES (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Corporation and Subsidiaries
Notes to Financial Statements

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

Entergy Louisiana was considered to hold a variable interest in the lessor from which it leased an undivided interest in the Waterford 3 nuclear plant. After Entergy Louisiana acquired a beneficial interest in the leased assets in March 2016, however, the lessor was no longer considered a variable interest entity. Entergy Louisiana made payments on its lease, including interest, of $9.2 million through March 2016 and $28.8 million in 2015.  See Note 10 to the financial statements for a discussion of Entergy Louisiana’s purchase of the Waterford 3 leased assets.

System Energy is considered to hold a variable interest in the lessor from which it leases an undivided interest in the Grand Gulf nuclear plant.  System Energy is the lessee under this arrangement, which is described in more detail in Note 10 to the financial statements. System Energy made payments on its lease, including interest, of $17.2 million in 2017, $17.2 million in 2016, and $52.3 million in 2015.  The lessor is a bank acting in the capacity of owner trustee for the benefit of equity investors in the transaction pursuant to trust agreement entered solely for the purpose of facilitating the lease transaction.  It is possible that System Energy may be considered as the primary beneficiary of the lessor, but Entergy is unable to apply the authoritative accounting guidance with respect to this VIE because the lessor is not required to, and could not, provide the necessary financial information to consolidate the lessor.  Because Entergy accounts for this leasing arrangement as a capital financing, however, Entergy believes that consolidating the lessor would not materially affect the financial statements.  In the unlikely event of default under a lease, remedies available to the lessor include payment by the lessee of the fair value of the undivided interest in the plant, payment of the present value of the basic rent payments, or payment of a predetermined casualty value.  Entergy believes, however, that the obligations recorded on the balance sheet materially represent the company’s potential exposure to loss.

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

NOTE 18.   TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Each Registrant Subsidiary purchases electricity from or sells electricity to the other Registrant Subsidiaries, or both, under rate schedules filed with the FERC.  The Registrant Subsidiaries receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations.  These transactions are on an “at cost” basis.

As described in Note 1 to the financial statements, all of System Energy’s operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

As described in Note 4 to the financial statements, the Registrant Subsidiaries participate in Entergy’s money pool and earn interest income from the money pool.  As described in Note 2 to the financial statements, Entergy Louisiana receives preferred membership interest distributions from Entergy Holdings Company.

The tables below contain the various affiliate transactions of the Utility operating companies, System Energy, and other Entergy affiliates.

Intercompany Revenues

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2017	$127.8	$282.4	$1.7	$—	$57.9	$633.5
2016	$49.4	$376.6	$2.9	$30.3	$180.2	$548.3
2015	$127.9	$420.2	$86.0	$66.1	$259.1	$632.4

Intercompany Operating Expenses

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Millions)
2017	$510.2	$619.5	$310.5	$286.1	$234.6	$197.0
2016	$467.4	$670.8	$256.5	$276.7	$343.7	$146.0
2015	$508.5	$929.4	$331.8	$278.4	$413.7	$155.1

Intercompany Interest and Investment Income

	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	System Energy
	(In Millions)

2017	$128.0	$—	$0.2	$0.9
2016	$127.7	$0.1	$—	$0.1
2015	$133.6	$—	$—	$—

Transactions with Equity Method Investees

EWO Marketing, LLC, an indirect wholly-owned subsidiary of Entergy, paid capacity charges and gas transportation to RS Cogen in the amounts of $24.6 million in 2017, $24.7 million in 2016, and $24.5 million in 2015.

Entergy’s operating transactions with its other equity method investees were not significant in 2017, 2016, or 2015.

Entergy Corporation and Subsidiaries
Notes to Financial Statements

NOTE 19.  QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Operating results for the four quarters of 2017 and 2016 for Entergy Corporation and subsidiaries were:

	Operating Revenues	Operating Income (Loss)	Consolidated Net Income (Loss)	Net Income (Loss) Attributable to Entergy Corporation
	(In Thousands)
2017:
First Quarter	$2,588,458	$174,803	$86,051	$82,605
Second Quarter	$2,618,550	$143,509	$413,368	$409,922
Third Quarter	$3,243,628	$729,469	$401,644	$398,198
Fourth Quarter	$2,623,845	$211,901	($475,710)	($479,113)
2016:
First Quarter	$2,609,852	$498,218	$235,242	$229,966
Second Quarter	$2,462,562	$442,258	$572,590	$567,314
Third Quarter	$3,124,703	$772,060	$393,204	$388,170
Fourth Quarter	$2,648,528	($2,599,001)	($1,765,539)	($1,769,068)

Earnings (loss) per average common share

	2017		2016
	Basic	Diluted	Basic	Diluted
First Quarter	$0.46	$0.46	$1.29	$1.28
Second Quarter	$2.28	$2.27	$3.17	$3.16
Third Quarter	$2.22	$2.21	$2.17	$2.16
Fourth Quarter	($2.67)	($2.66)	($9.89)	($9.86)

Results of operations for 2017 include: 1) $538 million ($350 million net-of-tax) of impairment charges due to costs being charged to expense as incurred as a result of the impaired value of the Entergy Wholesale Commodities nuclear plants’ long-lived assets due to the significantly reduced remaining estimated operating lives associated with management’s strategy to reduce the size of the Entergy Wholesale Commodities’ merchant fleet; 2) a reduction in income of $181 million, including a $34 million net-of-tax reduction of regulatory liabilities, at Utility and $397 million at Entergy Wholesale Commodities and an increase in income of $52 million at Parent and Other as a result of Entergy’s re-measurement of its deferred tax assets and liabilities not subject to the ratemaking process due to the enactment of the Tax Cuts and Jobs Act, in December 2017, which lowered the federal corporate income tax rate from 35% to 21%; and 3) a reduction in income tax expense, net of unrecognized tax benefits, of $373 million as a result of a change in the tax classification of legal entities that own Entergy Wholesale Commodities nuclear power plants. See Note 14 to the financial statements for further discussion of the impairment and related charges. See Note 3 to the financial statements for further discussion of the effects of the Tax Cuts and Jobs Act and the change in the tax classification.

Results of operations for 2016 include: 1) $2,836 million ($1,829 million net-of-tax) of impairment and related charges primarily to write down the carrying values of the Entergy Wholesale Commodities’ Palisades, Indian Point 2, and Indian Point 3 plants and related assets to their fair values; 2) a reduction of income tax expense, net of unrecognized tax benefits, of $238 million as a result of a change in the tax classification of a legal entity that owned one of the Entergy Wholesale Commodities nuclear power plants; income tax benefits as a result of the settlement of the 2010-2011 IRS audit, including a $75 million tax benefit recognized by Entergy Louisiana related to the treatment

Entergy Corporation and Subsidiaries
Notes to Financial Statements

of the Vidalia purchased power agreement and a $54 million net benefit recognized by Entergy Louisiana related to the treatment of proceeds received in 2010 for the financing of Hurricane Gustav and Hurricane Ike storm costs pursuant to Louisiana Act 55; and 3) a reduction in expenses of $100 million ($64 million net-of-tax) due to the effects of recording in 2016 the final court decisions in several lawsuits against the DOE related to spent nuclear fuel storage costs. See Note 14 to the financial statements for further discussion of the impairment and related charges, see Note 3 to the financial statements for additional discussion of the income tax items, and see Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

The business of the Utility operating companies is subject to seasonal fluctuations with the peak periods occurring during the third quarter.  Operating results for the Registrant Subsidiaries for the four quarters of 2017 and 2016 were:

Operating Revenues

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2017:
First Quarter	$474,351	$880,783	$258,443	$168,989	$363,927	$154,787
Second Quarter	$496,662	$1,083,434	$291,212	$176,222	$378,488	$164,956
Third Quarter	$673,226	$1,290,494	$349,197	$199,017	$432,909	$156,106
Fourth Quarter	$495,680	$1,045,839	$299,377	$171,842	$369,569	$157,609
2016:
First Quarter	$465,373	$955,145	$263,046	$149,340	$378,304	$137,693
Second Quarter	$504,252	$999,034	$248,138	$164,920	$412,922	$151,323
Third Quarter	$654,599	$1,249,452	$309,739	$201,336	$442,085	$114,039
Fourth Quarter	$462,384	$973,417	$273,726	$149,867	$382,308	$145,236

Operating Income

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2017:
First Quarter	$39,847	$152,648	$39,608	$21,762	$38,842	$41,544
Second Quarter	$68,994	$193,779	$55,262	$27,606	$47,787	$40,717
Third Quarter	$169,755	$290,089	$84,035	$33,415	$78,950	$37,459
Fourth Quarter	$14,507	$210,325	$42,169	$12,333	$33,800	$41,073
2016:
First Quarter	$54,378	$181,618	$41,573	$21,880	$41,269	$47,466
Second Quarter	$73,447	$193,752	$61,890	$26,913	$58,039	$45,020
Third Quarter	$188,660	$312,951	$88,312	$42,279	$107,964	$43,886
Fourth Quarter	$29,843	$111,066	$32,464	$8,807	$38,338	$44,781

Entergy Corporation and Subsidiaries
Notes to Financial Statements

Net Income (Loss)

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy
	(In Thousands)
2017:
First Quarter	$14,304	$94,378	$17,158	$10,978	$10,854	$20,347
Second Quarter	$38,550	$124,479	$28,303	$14,882	$21,101	$19,350
Third Quarter	$92,638	$186,284	$46,545	$18,529	$39,588	$20,583
Fourth Quarter	($5,648)	($88,794)	$18,026	$164	$4,630	$18,316
2016:
First Quarter	$19,294	$111,606	$17,118	$11,167	$14,562	$25,958
Second Quarter	$33,891	$253,325	$32,194	$11,843	$24,058	$25,090
Third Quarter	$110,148	$189,506	$46,612	$23,701	$56,133	$22,370
Fourth Quarter	$3,879	$67,610	$13,260	$2,138	$12,785	$23,326

Earnings (Loss) Applicable to Common Equity

	Entergy Arkansas	Entergy Mississippi	Entergy New Orleans
	(In Thousands)
2017:
First Quarter	$13,947	$16,920	$10,737
Second Quarter	$38,193	$28,064	$14,641
Third Quarter	$92,281	$46,307	$18,288
Fourth Quarter	($6,005)	$17,788	$46
2016:
First Quarter	$17,576	$16,411	$10,926
Second Quarter	$32,173	$31,487	$11,602
Third Quarter	$108,672	$45,905	$23,460
Fourth Quarter	$3,521	$12,938	$1,896

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

ENTERGY’S BUSINESS

Entergy is an integrated energy company engaged primarily in electric power production and retail distribution operations.  Entergy owns and operates power plants with approximately 30,000 MW of electric generating capacity, including nearly 9,000 MW of nuclear power. Entergy delivers electricity to 2.9 million utility customers in Arkansas, Louisiana, Mississippi, and Texas.  Entergy had annual revenues of $11.1 billion in 2017 and had more than 13,000 employees as of December 31, 2017.

Entergy operates primarily through two business segments: Utility and Entergy Wholesale Commodities.

•
The Utility business segment includes the generation, transmission, distribution, and sale of electric power in portions of Arkansas, Mississippi, Texas, and Louisiana, including the City of New Orleans; and operation of a small natural gas distribution business.

•
The Entergy Wholesale Commodities business segment includes the ownership, operation, and decommissioning of nuclear power plants located in the northern United States and the sale of the electric power produced by its operating plants to wholesale customers. Entergy Wholesale Commodities also provides services to other nuclear power plant owners and owns interests in non-nuclear power plants that sell the electric power produced by those plants to wholesale customers. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Entergy Wholesale Commodities Exit from the Merchant Power Business” for discussion of the operation and planned shutdown or sale of each of the Entergy Wholesale Commodities nuclear power plants.

See Note 13 to the financial statements for financial information regarding Entergy’s business segments.

Strategy

Entergy’s mission is to operate a world-class energy business that creates sustainable value for its owners, customers, employees, and communities.  Entergy aspires to achieve top quartile total shareholder returns in a socially and environmentally responsible fashion by leveraging the scale and expertise inherent in its operations.  Entergy’s current scope includes electricity generation, transmission, and distribution as well as natural gas distribution.  Entergy focuses on operational excellence with an emphasis on safety, reliability, customer service, sustainability, cost efficiency, risk management, and engaged employees.  Entergy also continually seeks opportunities to grow its utility business to benefit all stakeholders and to optimize its portfolio of assets in an ever-dynamic market through periodic buy, build, hold, or disposal decisions.  To accomplish this, Entergy has established strategic imperatives for each business segment.  For the Utility, the strategic imperative is to modernize its operations, maintain reliability, and better serve its customers while growing the business. For Entergy Wholesale Commodities, the strategic imperative is to continue to manage the risk of its operating portfolio as Entergy completes its exit from the merchant power business.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Customers

As of December 31, 2017, the Utility operating companies provided retail electric and gas service to customers in Arkansas, Louisiana, Mississippi, and Texas, as follows:

		Electric Customers		Gas Customers
	Area Served	(In Thousands)	(%)	(In Thousands)	(%)
Entergy Arkansas	Portions of Arkansas	709	25%
Entergy Louisiana	Portions of Louisiana	1,078	37%	93	47%
Entergy Mississippi	Portions of Mississippi	449	16%
Entergy New Orleans	City of New Orleans	200	7%	106	53%
Entergy Texas	Portions of Texas	448	15%
Total customers		2,884	100%	199	100%

Electric Energy Sales

The electric energy sales of the Utility operating companies are subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year.  On July 20, 2017, Entergy reached a 2017 peak demand of 21,671 MWh, compared to the 2016 peak of 21,387 MWh recorded on July 21, 2016.  Selected electric energy sales data is shown in the table below:

Selected 2017 Electric Energy Sales Data

	Entergy Arkansas	Entergy Louisiana	Entergy Mississippi	Entergy New Orleans	Entergy Texas	System Energy	Entergy (a)
	(In GWh)
Sales to retail customers	20,888	55,243	13,048	5,622	18,058	—	112,859
Sales for resale:
Affiliates	1,782	4,793	—	—	1,534	6,675	—
Others	6,549	1,711	857	1,703	729	—	11,550
Total	29,219	61,747	13,905	7,325	20,321	6,675	124,409
Average use per residential customer (kWh)	12,349	14,377	14,142	11,986	14,597	—	13,716

(a)	Includes the effect of intercompany eliminations.

The following table illustrates the Utility operating companies’ 2017 combined electric sales volume as a percentage of total electric sales volume, and 2017 combined electric revenues as a percentage of total 2017 electric revenue, each by customer class.

Customer Class	% of Sales Volume	% of Revenue
Residential	27.2	36.2
Commercial	23.1	26.7
Industrial (a)	38.4	27.8
Governmental	2.0	2.5
Wholesale/Other	9.3	6.8

(a)	Major industrial customers are primarily in the petroleum refining and chemical industries.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

See “Selected Financial Data” for each of the Utility operating companies for the detail of their sales by customer class for 2013-2017.

Selected 2017 Natural Gas Sales Data

Entergy New Orleans and Entergy Louisiana provide both electric power and natural gas to retail customers.  Entergy New Orleans and Entergy Louisiana sold 9,745,874 and 6,017,174 Mcf, respectively, of natural gas to retail customers in 2017.  In 2017, 99% of Entergy Louisiana’s operating revenue was derived from the electric utility business, and only 1% from the natural gas distribution business.  For Entergy New Orleans, 88% of operating revenue was derived from the electric utility business and 12% from the natural gas distribution business in 2017.

Following is data concerning Entergy New Orleans’s 2017 retail operating revenue sources.

Customer Class	Electric Operating Revenue	Natural Gas Operating Revenue
Residential	42%	46%
Commercial	39%	28%
Industrial	6%	7%
Governmental/Municipal	13%	19%

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Retail Rate Regulation

General (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas)

Each Utility operating company regularly participates in retail rate proceedings.  The status of material retail rate proceedings is described in Note 2 to the financial statements.  Certain aspects of the Utility operating companies’ retail rate mechanisms are discussed below.

	Rate base (in billions)	Current authorized return on common equity	Weighted average cost of capital (after-tax)	Equity ratio	Regulatory construct

Entergy Arkansas	$7.095 (a)	9.25% -10.25%	4.67%	31.69%	- forward test year formula rate plan - riders: MISO, capacity, Grand Gulf, energy efficiency, fuel and purchased power

Entergy Louisiana (electric)	$8.303 (b)	9.15% - 10.75%	7.35%	49.64%	- formula rate plan through 2016 test year - riders/specific recovery: MISO, capacity, fuel

Entergy Louisiana (gas)	$0.059 (c)	9.45% - 10.45%	7.54%	51.63%	- gas rate stabilization plan - rider: gas infrastructure

Entergy Mississippi	$2.131 (d)	9.47% - 11.49%	7.35%	49.37%	- formula rate plan with forward-looking features - riders: power management, Grand Gulf, fuel, MISO, unit power cost, storm damage, energy efficiency, ad valorem tax adjustment

Entergy New Orleans (electric)	$0.299 (e)	10.7% - 11.5%	8.58%	50.08%	- rate case - riders/specific recovery: fuel, capacity

Entergy New Orleans (gas)	$0.089 (f)	10.25% - 11.25%	8.40%	50.08%	- rate case - rider: purchased gas

Entergy Texas	$1.634 (g)	9.8%	8.22%	48.6%	- rate case - riders: fuel, distribution and transmission, RPCE payments and rate case expenses, among others

System Energy	$1.201 (h)	10.94%	8.90%	65%	- monthly cost of service

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

(a)	Based on 2018 forward test year.

(b)	Based on December 31, 2016 test year.

(c)	Based on September 30, 2016 test year.

(d)	Based on 2017 forward test year.

(e)	Based on December 31, 2011 test year and excludes approximately $228 million first-year average rate base for Union.

(f)	Based on December 31, 2011 test year.

(g)	Based on March 31, 2013 adjusted test year and excludes approximately $331 million for rate base being recovered through the distribution cost recovery rider and the transmission cost recovery rider

(h)	Based on calculation as of December 31, 2017.

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

To help stabilize electricity costs, Entergy Louisiana received approval from the LPSC to hedge its exposure to natural gas price volatility through the use of financial instruments.  Entergy Louisiana hedges approximately one-third of the projected exposure to natural gas price changes for the gas used to serve its native electric load for all months of the year.  The hedge quantity is reviewed on an annual basis. In January 2018, Entergy Louisiana filed an application with the LPSC to suspend these seasonal hedging programs and implement financial hedges with terms up to five years for a portion of its natural gas exposure. A decision is expected in 2018.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Due to higher fuel costs for the operating month of January 2018 resulting in part from recent cold weather, higher Henry Hub prices, and an increase in total fuel and purchased power costs, Entergy Louisiana plans to cap the average fuel adjustment charge to be billed in March 2018 at $0.03060 per kWh and to defer billing of all fuel costs in excess of the capped amounts by including such costs in the over- or under-recovery account.

Storm Cost Recovery

See Note 2 to the financial statements for a discussion of Entergy Louisiana’s filings to recover storm-related costs.

Other

In March 2016 the LPSC opened two dockets to examine, on a generic basis, issues that it identified in connection with its review of Cleco Corporation’s acquisition by third party investors.  The first docket is captioned “In re: Investigation of double leveraging issues for all LPSC-jurisdictional utilities,” and the second is captioned “In re: Investigation of tax structure issues for all LPSC-jurisdictional utilities.”  In April 2016 the LPSC clarified that the concerns giving rise to the two dockets arose as a result of its review of the structure of the recently-approved Cleco-Macquarie transaction and that the specific intent of the directives is to seek more information regarding intra-corporate debt financing of a utility’s capital structure as well as the use of investment tax credits to mitigate the tax obligation at the parent level of a consolidated entity.  No schedule has been set for either docket, and limited discovery has occurred.

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

Formula Rate Plan

In August 2012 the MPSC opened inquiries to review whether the current formulaic methodology used to calculate the return on common equity in both Entergy Mississippi’s formula rate plan and Mississippi Power Company’s annual formula rate plan was still appropriate or could be improved to better serve the public interest. The intent of this inquiry and review was for informational purposes only; the evaluation of any recommendations for changes to the existing methodology would take place in a general rate case or in the existing formula rate plan docket. In March 2013 the Mississippi Public Utilities Staff filed its consultant’s report which noted the return on common equity estimation methods used by Entergy Mississippi and Mississippi Power Company are commonly used throughout the electric utility industry. The report suggested ways in which the methods used by Entergy Mississippi and Mississippi Power Company might be improved, but did not recommend specific changes in the return on common equity formulas

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy or calculations at that time. In June 2014 the MPSC expanded the scope of the August 2012 inquiry to study the merits of adopting a uniform formula rate plan that could be applied, where possible in whole or in part, to both Entergy Mississippi and Mississippi Power Company in order to achieve greater consistency in the plans. The MPSC directed the Mississippi Public Utilities Staff to investigate and review Entergy Mississippi’s formula rate plan rider schedule and Mississippi Power Company’s Performance Evaluation Plan by considering the merits and deficiencies and possibilities for improvement of each and then to propose a uniform formula rate plan that, where possible, could be applicable to both companies. No procedural schedule has been set. In October 2014 the Mississippi Public Utilities Staff conducted a public technical conference to discuss performance benchmarking and its potential application to the electric utilities’ formula rate plans. The docket remains open.

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

Due to higher fuel costs associated in part with the extended Grand Gulf outage and the partially simultaneous Union Power Block 1 planned outage, for the December 2016, January 2017, and February 2017 billing months, the City Council authorized Entergy New Orleans to cap the fuel adjustment charge billed to customers at $0.035 per kWh and to defer billing of all fuel costs in excess of the capped amount by including such costs in the over- or under-recovery account.

Due to higher fuel costs for the operating month of January 2018 resulting in part from recent cold weather, higher Henry Hub prices, and an increase in total fuel and purchased power costs associated in part with certain plant outages, Entergy New Orleans has proposed to cap the fuel adjustment charge to be billed in March 2018 to non-transmission Entergy New Orleans legacy customers and Entergy New Orleans Algiers customers at $0.035323 per kWh and $0.025446 per kWh, respectively. Entergy New Orleans has also proposed to cap the fuel adjustment charge to be billed in March 2018 for Entergy New Orleans legacy transmission customers at $0.034609 per kWh and to defer billing of all fuel costs in excess of the capped amount by including such costs in the over- or under-recovery account.

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

Entergy Texas and the other parties to the PUCT proceeding to determine the design of the competitive generation tariff were involved in negotiations throughout 2011 and 2012 with the objective of resolving as many disputed issues as possible regarding the tariff.  The PUCT determined that unrecovered costs that could be recovered through the rider consist only of those costs necessary to implement and administer the competitive generation program and do not include lost revenues or embedded generation costs.  The PUCT also ruled that the amount of customer load that may be included in the competitive generation service program is limited to 115 MW.  After additional negotiations, and ultimately the scheduling of a hearing to resolve remaining contested issues, the PUCT issued the order approving the competitive generation service rider in July 2013. Entergy Texas filed for rehearing of the PUCT’s July 2013 order, which the PUCT denied. Entergy Texas has since filed its appeal of that PUCT order to the Travis County District Court, which found in favor of the PUCT in an order issued in October 2014. In November 2014, Entergy Texas appealed the District Court’s order which moves the appeal to the Third Court of Appeals. Entergy

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Texas and opposing parties filed briefs and responses in the first quarter 2015. Oral argument was held in May 2015. In March 2016 the Court of Appeals upheld the District Court’s ruling favoring the PUCT. In May 2016, Entergy Texas filed with the Texas Supreme Court a petition for review of the Court of Appeals ruling. In January 2017, Entergy Texas filed its petitioner’s brief on the merits with the Texas Supreme Court. In June 2017 the Texas Supreme Court denied Entergy Texas’s petition in this matter.

In September 2011 the PUCT adopted a proposed rule implementing a distribution cost recovery factor to recover capital and capital-related costs related to distribution infrastructure.  The distribution cost recovery factor permits utilities once per year to implement an increase or decrease in rates above or below amounts reflected in base rates to reflect depreciation expense, federal income tax and other taxes, and return on investment.  The distribution cost recovery factor rider may be changed a maximum of four times between base rate cases.

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

Entergy Texas holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within approximately 27 counties in eastern Texas, and holds non-exclusive franchises to provide electric service in approximately 68 incorporated municipalities.  Entergy Texas typically obtains 25-year franchise agreements as existing agreements expire.  Entergy Texas’s electric franchises expire during 2018-2058.

The business of System Energy is limited to wholesale power sales.  It has no distribution franchises.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Property and Other Generation Resources

Owned Generating Stations

The total capability of the generating stations owned and leased by the Utility operating companies and System Energy as of December 31, 2017, is indicated below:

	Owned and Leased Capability MW(a)
Company	Total	Gas/Oil	Nuclear	Coal	Hydro	Solar
Entergy Arkansas	5,217	2,136	1,821	1,189	71	—
Entergy Louisiana	9,099	6,603	2,136	360	—	—
Entergy Mississippi	3,359	2,944	—	414	—	1
Entergy New Orleans	492	491	—	—	—	1
Entergy Texas	2,331	2,065	—	266	—	—
System Energy	1,271	—	1,271	—	—	—
Total	21,769	14,239	5,228	2,229	71	2

(a)
“Owned and Leased Capability” is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

Summer peak load for the Utility has averaged 21,533 MW over the previous decade.

The Utility operating companies’ load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections. These reviews consider existing and projected demand, the availability and price of power, the location of new load, the economy, environmental regulations, public policy goals, and the age and condition of Entergy’s existing infrastructure.

The Utility operating companies’ long-term resource strategy (Portfolio Transformation Strategy) calls for the bulk of capacity needs to be met through long-term resources, whether owned or contracted.  Over the past decade, the Portfolio Transformation Strategy has resulted in the addition of about 6,800 MW of new long-term resources and the deactivation of over 5,200 MW of legacy generation. As MISO market participants, the Utility operating companies also participate in MISO’s Day Ahead and Real Time Energy and Ancillary Services markets to economically dispatch generation and purchase energy to serve customers reliably and at the lowest reasonable cost.

Other Generation Resources

RFP Procurements

The Utility operating companies from time to time issue requests for proposals (RFP) to procure supply-side resources from sources other than the spot market to meet the unique regional needs of the Utility operating companies. The RFPs issued by the Utility operating companies have sought resources needed to meet near-term MISO reliability requirements as well as longer-term requirements through a broad range of wholesale power products, including limited-term (1 to 3 years) and long-term contractual products and asset acquisitions.  The RFP process has resulted in selections or acquisitions, including, among other things:

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

•
Entergy Louisiana’s construction of the 560 MW, combined-cycle, gas turbine Ninemile 6 generating facility at its existing Ninemile Point electric generating station. The facility reached commercial operation in December 2014;

•
Entergy Louisiana’s construction of the 980 MW, combined-cycle, gas turbine St. Charles generating facility at its existing Little Gypsy electric generating station. Entergy Louisiana received regulatory approval from the LPSC in December 2016 and the facility is scheduled to be in service by mid-2019;

•
Entergy Texas’s construction of the 993 MW, combined-cycle, gas turbine Montgomery County generating facility at its existing Lewis Creek electric generating station. Entergy Texas received regulatory approval from the PUCT in July 2017 and the facility is scheduled to be in service by mid-2021; and

•
Entergy Louisiana’s construction of the 994 MW, combined-cycle, gas turbine Lake Charles generating facility at its existing Nelson electric generating station. Entergy Louisiana received regulatory approval from the LPSC in July 2017 and the facility is scheduled to be in service by mid-2020.

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

•
In May 2011, Entergy Texas and Calpine Energy Services, L.P. executed a 10-year agreement for 485 MW from the Carville Energy Center located in St. Gabriel, Louisiana. Entergy Louisiana purchases 50% of the facility’s capacity and energy from Entergy Texas. In July 2014, LS Power purchased the Carville Energy Center and replaced Calpine Energy Services as the counterparty to the agreement;

•
In September 2012, Entergy Gulf States Louisiana executed a 20-year agreement for 28 MW, with the potential to purchase an additional 9 MW when available, from Rain CII Carbon LLC’s pet coke calcining facility in Sulphur, Louisiana. The facility began commercial operation in May 2013. Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, now holds the agreement with the facility;

•
In March 2013, Entergy Gulf States Louisiana executed a 20-year agreement for 8.5 MW from Agrilectric Power Partners, LP’s refurbished rice hull-fueled electric generation facility located in Lake Charles, Louisiana. Entergy Louisiana, as successor in interest to Entergy Gulf States Louisiana, now holds the agreement with Agrilectric;

•
In September 2013, Entergy Louisiana executed a 10-year agreement with TX LFG Energy, LP, a wholly-owned subsidiary of Montauk Energy Holdings, LLC, to purchase approximately 3 MW from its landfill gas-fueled power generation facility located in Cleveland, Texas;

•
Entergy Mississippi’s cost-based purchase, beginning in January 2013, of 90 MW from Entergy Arkansas’s share of Grand Gulf (only 60 MW of this PPA came through the RFP process). Cost recovery for the 90 MW was approved by the MPSC in January 2013;

•
In April 2015, Entergy Arkansas and Stuttgart Solar, LLC executed a 20-year agreement for 81 MW from a solar photovoltaic electric generation facility located near Stuttgart, Arkansas. The APSC has approved the project, and the expected commercial operation date is in June 2019;

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

•
In November 2016, Entergy Louisiana and LS Power executed a 10-year agreement for 485 MW from the Carville Energy Center located in St. Gabriel, Louisiana. The transaction has received regulatory approval and will begin in June 2022;

•
In November 2016, Entergy Louisiana and Occidental Chemical Corporation executed a 10-year agreement for 500 MW from the Taft Cogeneration facility located in Hahnville, Louisiana. The transaction has received regulatory approval and will begin in June 2018; and

•
In June 2017, Entergy Arkansas and Chicot Solar, LLC executed 20-year agreement for 100 MW from a solar photovoltaic electric generating facility located in Chicot County, Arkansas. Entergy Arkansas filed for regulatory approval in October 2017.

In June 2016, Entergy Services, on behalf of Entergy Louisiana, issued an RFP for long-term renewable generation resources. The RFP was seeking up to 200 MW of renewable resources that could provide energy, fuel diversity, and other benefits to customers. Two proposals were placed in the primary selection list and the transactions are currently in negotiations.

In July 2016, Entergy Services, on behalf of Entergy New Orleans, issued an RFP for long-term renewable generation resources. The RFP was seeking up to 20 MW of renewable resources that could provide increased depth and diversity to Entergy New Orleans’s generation resource portfolio. In May 2017, Entergy New Orleans selected three proposals, including a 5 MW self-build option for an aggregated solar photovoltaic resource located within Orleans Parish, Louisiana. In October 2017, Entergy New Orleans filed an application seeking City Council approval for the self-build option, which is pending before the City Council. Following unsuccessful negotiations related to the other proposals selected in May 2017, Entergy New Orleans suspended negotiations in November 2017 and invited bidders to re-submit proposals with current information. From these submissions, in January 2018, Entergy New Orleans selected three proposals with an anticipated total capacity of 90 MW. The updated proposals selected are in addition to the self-build option.

Other Procurements From Third Parties

The Utility operating companies have also made resource acquisitions outside of the RFP process, including Entergy Mississippi’s January 2006 acquisition of the 480 MW, combined-cycle, gas-fired Attala power plant; Entergy Gulf States Louisiana’s March 2008 acquisition of the 322 MW, simple-cycle, gas-fired Calcasieu Generating Facility; Entergy Louisiana’s April 2011 acquisition of the 580 MW, combined-cycle, gas-fired Acadia Energy Center Unit 2; and Entergy Arkansas’s (Power Block 2), Entergy Louisiana’s (Power Blocks 3 and 4), and Entergy New Orleans’s (Power Block 1) March 2016 acquisitions of the 1,980 MW (summer rating), natural gas-fired, combined-cycle gas turbine Union Power Station power blocks, each rated at 495 MW (summer rating). The Utility operating companies have also entered into various limited- and long-term contracts in recent years as a result of bilateral negotiations.

The Washington Parish Energy Center is a 361 MW natural gas-fired peaking power plant under advanced development approximately 60 miles north of New Orleans on a partially developed site Calpine has owned since 2001. This simple-cycle power plant is proposed to be developed pursuant to an agreement with Entergy Louisiana, which will purchase the plant upon completion in 2021 for a fixed payment to reimburse construction costs plus an associated premium. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. The application is pending.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Gas Property

As of December 31, 2017, Entergy New Orleans distributed and transported natural gas for distribution within New Orleans, Louisiana, through approximately 2,500 miles of gas pipeline.  As of December 31, 2017, the gas properties of Entergy Louisiana, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Louisiana’s financial position.

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

Fuel Supply

The sources of generation and average fuel cost per kWh for the Utility operating companies and System Energy for the years 2015-2017 were:

	Natural Gas		Nuclear		Coal		Purchased Power		MISO Purchases
Year	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh	% of Gen	Cents Per kWh
2017	38	2.60	26	0.86	8	2.35	8	4.02	20	3.09
2016	41	2.44	28	0.63	7	2.65	9	3.71	15	3.13
2015	35	2.65	31	0.85	7	2.85	11	3.63	16	3.24

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Actual 2017 and projected 2018 sources of generation for the Utility operating companies and System Energy, including certain power purchases from affiliates under life of unit power purchase agreements, including the Unit Power Sales Agreement, are:

	Natural Gas		Nuclear		Coal		Purchased Power (d)		MISO Purchases (e)
	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018
Entergy Arkansas (a)	28%	33%	49%	51%	18%	15%	—%	1%	5%	—
Entergy Louisiana	38%	49%	26%	33%	3%	4%	9%	14%	24%	—
Entergy Mississippi (b)	47%	55%	18%	30%	13%	15%	—%	—	22%	—
Entergy New Orleans (b)	53%	57%	33%	41%	2%	1%	—%	1%	12%	—
Entergy Texas	30%	33%	10%	17%	7%	9%	28%	41%	25%	—
System Energy (c)	—	—	100%	100%	—	—	—	—	—	—
Utility (a) (b)	38%	44%	26%	36%	8%	9%	8%	11%	20%	—

(a)	Hydroelectric power provided less than 1% of Entergy Arkansas’s generation in 2017 and is expected to provide about less than1% of its generation in 2018.

(b)
Solar power provided less than 1% of Entergy Mississippi’s and Entergy New Orleans's generation in 2017 and is expected to provide less than 1% of each of Entergy Mississippi’s and Entergy New Orleans's generation in 2018.

(c)
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

(d)	Excludes MISO purchases

(e)
In December 2013, Entergy integrated its transmission system into the MISO RTO. Entergy offers all of its generation into the MISO energy market on a day-ahead and real-time basis and bids for power in the MISO energy market to serve the demand of its customers, with MISO making dispatch decisions. MISO purchases cannot be projected for 2018.

Some of the Utility’s gas-fired plants are also capable of using fuel oil, if necessary. Although based on current economics the Utility does not expect fuel oil use in 2018, it is possible that various operational events including weather or pipeline maintenance may require the use of fuel oil.

Natural Gas

The Utility operating companies have long-term firm and short-term interruptible gas contracts for both supply and transportation. Over 50% of the Utility operating companies’ power plants maintain some level of long-term firm transportation. Short-term contracts and spot-market purchases satisfy additional gas requirements.  Entergy Texas owns a gas storage facility that provides reliable and flexible natural gas service to certain generating stations.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Coal

Entergy Arkansas has committed to eight one- to three-year and two spot contracts that will supply approximately 85% of the total coal supply needs in 2018.  These contracts are staggered in term so that not all contracts have to be renewed the same year.  The remaining 15% of total coal requirements will be satisfied by contracts with a term of less than one year.  Based on continued improved Powder River Basin (PRB) coal deliveries by rail and the high cost of alternate sources and modes of transportation, no alternative coal consumption is expected at Entergy Arkansas during 2018.  Coal will be transported to Arkansas via an existing transportation agreement that is expected to provide all of Entergy Arkansas’s rail transportation requirements for 2018.

Entergy Louisiana has committed to five one- to three-year contracts that will supply approximately 90% of Nelson Unit 6 coal needs in 2018.  If needed, additional PRB coal will be purchased through contracts with a term of less than one year to provide the remaining supply needs.  For the same reasons as for Entergy Arkansas’s plants, no alternative coal consumption is expected at Nelson Unit 6 during 2018.  Coal will be transported to Nelson primarily via an existing transportation agreement that is expected to provide all of Entergy Louisiana’s rail transportation requirements for 2018.

For the year 2017, coal transportation delivery to Entergy Arkansas-and Entergy Louisiana-operated coal-fired units was adequate for the majority of the year but experienced some delays in the fourth quarter of 2017. It is expected that delivery times will improve in 2018. Both Entergy Arkansas and Entergy Louisiana control a sufficient number of railcars to satisfy the rail transportation requirement.

The operator of Big Cajun 2 - Unit 3, Louisiana Generating, LLC, has advised Entergy Louisiana and Entergy Texas that it has adequate rail car and barge capacity to meet the volumes of PRB coal requested for 2018.  Entergy Louisiana’s and Entergy Texas’s coal nomination requests to Big Cajun 2 - Unit 3 are made on an annual basis.

Nuclear Fuel

The nuclear fuel cycle consists of the following:

•	mining and milling of uranium ore to produce a concentrate;

•	conversion of the concentrate to uranium hexafluoride gas;

•	enrichment of the uranium hexafluoride gas;

•	fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and

•	disposal of spent fuel.

The Registrant Subsidiaries that own nuclear plants, Entergy Arkansas, Entergy Louisiana, and System Energy, are responsible through a shared regulated uranium pool for contracts to acquire nuclear material to be used in fueling Entergy’s Utility nuclear units.  These companies own the materials and services in this shared regulated uranium pool on a pro rata fractional basis determined by the nuclear generation capability of each company.  Any liabilities for obligations of the pooled contracts are on a several but not joint basis.  The shared regulated uranium pool maintains inventories of nuclear materials during the various stages of processing.  The Registrant Subsidiaries purchase enriched uranium hexafluoride for their nuclear plant reload requirements at the average inventory cost from the shared regulated uranium pool.  Entergy Operations, Inc. contracts separately for the fabrication of nuclear fuel as agent on behalf of each of the Registrant Subsidiaries that owns a nuclear plant.  All contracts for the disposal of spent nuclear fuel are between the DOE and the owner of a nuclear power plant.

Based upon currently planned fuel cycles, the nuclear units in both the Utility and Entergy Wholesale Commodities segments have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable or fixed prices through most of 2018 or beyond.  The nuclear fuel supply portfolio for the Entergy Wholesale Commodities segment is being adjusted to reflect reduced overall requirements related to the planned permanent shutdowns of the

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Palisades, Pilgrim, Indian Point 2, and Indian Point 3 plants. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners.  There are a number of possible supply alternatives that may be accessed to mitigate any supplier performance failure, including potentially drawing upon Entergy’s inventory intended for later generation periods depending upon its risk management strategy at that time, although the pricing of any alternate uranium supply from the market will be dependent upon the market for uranium supply at that time.  In addition, some nuclear fuel contracts are on a non-fixed price basis subject to prevailing prices at the time of delivery.

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

Entergy Arkansas, Entergy Louisiana, and System Energy each have made arrangements to lease nuclear fuel and related equipment and services.  The lessors, which are consolidated in the financial statements of Entergy and the applicable Registrant Subsidiary, finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes.  These credit facilities are subject to periodic renewal, and the notes are issued periodically, typically for terms between three and seven years.

Natural Gas Purchased for Resale

Entergy New Orleans has several suppliers of natural gas.  Its system is interconnected with three interstate and three intrastate pipelines.  Entergy New Orleans has a “no-notice” service gas purchase contract with Centerpoint Energy Services which guarantees Entergy New Orleans gas delivery at specific delivery points and at any volume within the minimum and maximum set forth in the contract amounts.  The Centerpoint Energy Service gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Gulf South Pipeline Co.  This service is subject to FERC-approved rates.  Entergy New Orleans also makes interruptible spot market purchases.

Entergy Louisiana purchased natural gas for resale in 2017 under a firm contract from Sequent Energy Management L.P.  The gas is delivered through a combination of intrastate and interstate pipelines.

As a result of the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy Louisiana’s or Entergy New Orleans’s suppliers failed to perform their obligations to deliver gas under their supply agreements.  Gulf South Pipeline Co. could curtail transportation capacity only in the event of pipeline system constraints.

Federal Regulation of the Utility

State or local regulatory authorities, as described above, regulate the retail rates of the Utility operating companies.  The FERC regulates wholesale sales of electricity rates and interstate transmission of electricity, including System Energy’s sales of capacity and energy from Grand Gulf to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement. See Note 2 to the financial statements for further discussion of federal regulation proceedings.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Prior to each operating company’s termination of participation in the System Agreement (Entergy Arkansas in December 2013, Entergy Mississippi in November 2015, and Entergy Louisiana, Entergy New Orleans, and Entergy Texas each in August 2016), the Utility operating companies engaged in the coordinated planning, construction, and operation of generating and bulk transmission facilities under the terms of the System Agreement, which was a rate schedule approved by the FERC. Under the terms of the System Agreement, generating capacity and other power resources were jointly operated by the Utility operating companies that were participating in the System Agreement.  The System Agreement provided, among other things, that parties having generating reserves greater than their allocated share of reserves (long companies) would receive payments from those parties having generating reserves that were less than their allocated share of reserves (short companies).  Such payments were at amounts sufficient to cover certain of the long companies’ costs for intermediate and peaking oil/gas-fired generation, including operating expenses, fixed charges on debt, dividend requirements on preferred equity, and a fair rate of return on common equity investment.  Under the System Agreement, the rates used to compensate long companies were based on costs associated with the long companies’ steam electric generating units fueled by oil or gas and having an annual average heat rate above 10,000 Btu/kWh.  In addition, for all energy exchanged among the Utility operating companies under the System Agreement, the companies purchasing exchange energy were required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs. Entergy Arkansas terminated its participation in the System Agreement in December 2013. Entergy Mississippi terminated its participation in the System Agreement in November 2015. The System Agreement terminated with respect to its remaining participants in August 2016.

Although the System Agreement has terminated, certain of the Utility operating companies’ and their retail regulators are pursuing litigation involving the System Agreement at the FERC and in federal courts. The proceedings include challenges to the allocation of costs as defined by the System Agreement and other matters. See Note 2 to the financial statements for discussion of legal proceedings at the FERC and in federal courts involving the System Agreement.

Transmission and MISO Markets

On December 19, 2013, the Utility operating companies integrated into the MISO RTO. Although becoming a member of MISO does not affect the ownership by the Utility operating companies of their transmission facilities or the responsibility for maintaining those facilities, MISO maintains functional control over the combined transmission systems of its members and administers wholesale energy and ancillary services markets for market participants in the MISO region, including the Utility operating companies. MISO also exercises functional control of transmission planning and congestion management and provides schedules and pricing for the commitment and dispatch of generation that is offered into MISO’s markets, as well as pricing for load that bids into the markets. The Utility operating companies sell capacity, energy, and ancillary services on a bilateral basis to certain wholesale customers and offer available electricity production of their generating facilities into the MISO day-ahead and real-time energy markets pursuant to the MISO tariff and market rules. Each Utility operating company has its own transmission pricing zone and a formula rate template (included as Attachment O to the MISO tariff) used to establish transmission rates within MISO. The terms and conditions of the MISO tariff, including provisions related to the design and implementation of wholesale markets and the allocation of transmission upgrade costs, are subject to regulation by the FERC.

System Energy and Related Agreements

System Energy recovers costs related to its interest in Grand Gulf through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement (described below).  In December 1995, System Energy commenced a rate proceeding at the FERC.  In July 2001 the rate proceeding became final, with the FERC approving a prospective 10.94% return on equity.    In 1998 the FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations.  Entergy Arkansas’s and Entergy Mississippi’s acceleration of Grand Gulf purchased

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy power obligations ceased effective July 2001 and July 2003, respectively, as approved by the FERC. See Note 2 to the financial statements for discussion of a complaint filed with the FERC in January 2017 regarding System Energy’s return on equity.

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

In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf.  Under a settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its 36% share of Grand Gulf-related costs and recovers the remaining 78% of its share in rates.  In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided cost, which is currently less than Entergy Arkansas’s cost from its retained share.  Entergy Arkansas has life-of-resources purchased power agreements with Entergy Louisiana and Entergy New Orleans that sell a portion of the output of Entergy Arkansas’s retained share of Grand Gulf to those companies, with the remainder of the retained share being sold to Entergy Mississippi through a separate life-of-resources purchased power agreement.  In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana’s share of capacity and energy from Grand Gulf, subject to certain terms and conditions.  Entergy Louisiana retains and does not recover from retail ratepayers 18% of its 14% share of the costs of Grand Gulf capacity and energy and recovers the remaining 82% of its share in rates.  Entergy Louisiana is allowed to recover through the fuel adjustment clause at 4.6 cents per kWh for the energy related to its retained portion of these costs.  Alternatively, Entergy Louisiana may sell such energy to non-affiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC’s approval. Entergy Arkansas also has a life-of-resources purchased power agreement with Entergy Mississippi to sell a portion of the output of Entergy Arkansas’s non-retained share of Grand Gulf. Entergy Mississippi was granted rate relief for those purchases by the MPSC through its annual unit power cost rate mechanism.

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

System Energy has assigned its rights to payments and advances from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the Availability Agreement as security for its one outstanding series of first mortgage bonds.  In these assignments, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans further agreed that, in the event they were prohibited by governmental action from making payments under the Availability Agreement (for example, if the FERC reduced or disallowed such payments as constituting excessive rates), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Service Companies

Entergy Services, a corporation wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the Utility operating companies, but also provides services to Entergy Wholesale Commodities. Entergy Operations is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf, subject to the owner oversight of Entergy Arkansas, Entergy Louisiana, and System Energy, respectively.  Entergy Services and Entergy Operations provide their services to the Utility operating companies and System Energy on an “at cost” basis, pursuant to cost allocation methodologies for these service agreements that were approved by the FERC.

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

Entergy Texas purchases from Entergy Louisiana pursuant to a life-of-unit purchased power agreement a 42.5% share of capacity and energy from the 70% of River Bend subject to retail regulation.  Entergy Texas was allocated a share of River Bend’s nuclear and environmental liabilities that is identical to the share of the plant’s output purchased by Entergy Texas under the purchased power agreement.  In connection with the termination of the System Agreement effective August 31, 2016, the purchased power agreements that were put in place for certain legacy units at the time of the jurisdictional separation were also terminated at that time. See Note 2 to the financial statements for additional discussion of the purchased power agreements.

Entergy Louisiana and Entergy Gulf States Louisiana Business Combination

On October 1, 2015, the businesses formerly conducted by Entergy Louisiana (Old Entergy Louisiana) and Entergy Gulf States Louisiana (Old Entergy Gulf States Louisiana) were combined into a single public utility. In order to effect the business combination, under the Texas Business Organizations Code (TXBOC), Old Entergy Louisiana allocated substantially all of its assets to a new subsidiary, Entergy Louisiana Power, LLC, a Texas limited liability company (New Entergy Louisiana), and New Entergy Louisiana assumed the liabilities of Old Entergy Louisiana, in a transaction regarded as a merger under the TXBOC. Under the TXBOC, Old Entergy Gulf States Louisiana allocated substantially all of its assets to a new subsidiary (New Entergy Gulf States Louisiana) and New Entergy Gulf States

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Louisiana assumed the liabilities of Old Entergy Gulf States Louisiana, in a transaction regarded as a merger under the TXBOC. New Entergy Gulf States Louisiana then merged into New Entergy Louisiana with New Entergy Louisiana surviving the merger. Thereupon, Old Entergy Louisiana changed its name from “Entergy Louisiana, LLC” to “EL Investment Company, LLC” and New Entergy Louisiana changed its name from “Entergy Louisiana Power, LLC” to “Entergy Louisiana, LLC” (Entergy Louisiana). With the completion of the business combination, Entergy Louisiana holds substantially all of the assets, and has assumed the liabilities, of Old Entergy Louisiana and Old Entergy Gulf States Louisiana. See Note 2 to the financial statements for additional discussion of the business combination.

Entergy New Orleans Internal Restructuring

In November 2017, pursuant to the agreement in principle, Entergy New Orleans, Inc. undertook a multi-step restructuring, including the following:

•
Entergy New Orleans, Inc. redeemed its outstanding preferred stock at a price of approximately $21 million, which included a call premium of approximately $819,000, plus any accumulated and unpaid dividends.

•	Entergy New Orleans, Inc. converted from a Louisiana corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy New Orleans, Inc. allocated substantially all of its assets to a new subsidiary, Entergy New Orleans Power, LLC, a Texas limited liability company (Entergy New Orleans Power), and Entergy New Orleans Power assumed substantially all of the liabilities of Entergy New Orleans, Inc. in a transaction regarded as a merger under the TXBOC. Entergy New Orleans, Inc. remained in existence and held the membership interests in Entergy New Orleans Power.

•
Entergy New Orleans, Inc. contributed the membership interests in Entergy New Orleans Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy New Orleans Power is a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

In December 2017, Entergy New Orleans, Inc. changed its name to Entergy Utility Group, Inc., and Entergy New Orleans Power then changed its name to Entergy New Orleans, LLC. Entergy New Orleans, LLC holds substantially all of the assets, and has assumed substantially all of the liabilities, of Entergy New Orleans, Inc. The restructuring was accounted for as a transaction between entities under common control.

Earnings Ratios of Registrant Subsidiaries

The Registrant Subsidiaries’ ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends or distributions pursuant to Item 503 of SEC Regulation S-K are as follows:

	Ratios of Earnings to Fixed Charges Years Ended December 31,
	2017	2016	2015	2014	2013
Entergy Arkansas	2.87	3.32	2.04	3.08	3.62
Entergy Louisiana	3.85	3.57	3.36	3.44	3.30
Entergy Mississippi	4.49	3.96	3.59	3.23	3.19
Entergy New Orleans	4.50	4.61	4.90	3.55	1.85
Entergy Texas	2.41	2.92	2.22	2.39	1.94
System Energy	4.91	5.39	4.53	4.04	5.66

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

	Ratios of Earnings to Combined Fixed Charges and Preferred Dividends or Distributions Years Ended December 31,
	2017	2016	2015	2014	2013
Entergy Arkansas	2.81	3.09	1.85	2.76	3.25
Entergy Louisiana	3.85	3.57	3.24	3.28	3.14
Entergy Mississippi	4.36	3.71	3.34	3.00	2.97
Entergy New Orleans	4.24	4.30	4.50	3.26	1.70

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

On December 29, 2014, Entergy Wholesale Commodities’ Vermont Yankee plant was removed from the grid, after 42 years of operations. The decision to close and decommission Vermont Yankee, which was announced in August 2013, was due to numerous issues including sustained low natural gas and wholesale energy prices, the high cost structure of the plant, and lack of a market structure that adequately compensates merchant nuclear plants for their environmental and fuel diversity benefits in the Northeast region. In November 2016, Entergy entered into an agreement to sell 100% of its membership interest in Entergy Nuclear Vermont Yankee, LLC to a subsidiary of NorthStar. Entergy Nuclear Vermont Yankee is the owner of the Vermont Yankee plant.  The sale of Entergy Nuclear Vermont Yankee to NorthStar will include the transfer of Entergy Nuclear Vermont Yankee’s nuclear decommissioning trust fund and the asset retirement obligation for spent fuel management and decommissioning of the plant. Entergy plans to transfer all spent nuclear fuel to dry cask storage by the end of 2018 in advance of the planned transaction close. Under the sale and related agreements to be entered into at the closing, NorthStar will commit to initiate decommissioning and site restoration by 2021 and complete those activities, along with partial restoration of the Vermont Yankee site, with the exception of the independent spent fuel storage installation and switchyard, by 2030. The original completion date, as outlined in Entergy’s Post Shutdown Decommissioning Activities Report filed with the NRC, was 2075. The transaction is contingent upon certain closing conditions, including approval by the NRC; approval by the State of Vermont Public Utility Commission, including approval of site restoration standards that will be proposed as part of the transaction; the transfer of all spent nuclear fuel to dry fuel storage on the independent spent fuel storage installation; and that the market value of the assets held in the decommissioning trust fund for the Vermont Yankee Nuclear Power Station, less the hypothetical income tax on the aggregate unrealized net gain of such assets at closing, is equal to or exceeds $451.95 million, subject to adjustments.

In October 2015, Entergy determined that it would close the FitzPatrick plant at the end of its fuel cycle in January 2017. In August 2016, Entergy entered into an agreement to sell the FitzPatrick plant to Exelon. The transaction was contingent upon, among other things, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of necessary regulatory approvals from the FERC, the NRC, and the Public Service Commission of the State of New York (NYPSC), and the receipt of a private letter ruling from the IRS. Because certain specified conditions were satisfied in November 2016, including the continued effectiveness of the Clean Energy Standards/Zero Emissions Credit program (CES/ZEC), the establishment of certain long-term agreements on acceptable terms with the Energy Research and Development Authority of the State of New York in connection with the CES/ZEC program, and NYPSC approval of the transaction on acceptable terms, Entergy

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy refueled the FitzPatrick plant in January and February 2017. The sale closed in March 2017 after obtaining all the necessary approvals.

In October 2015, Entergy determined that it would close the Pilgrim plant. The decision came after management’s extensive analysis of the economics and operating life of the plant following the NRC’s decision in September 2015 to place the plant in its “multiple/repetitive degraded cornerstone column” (Column 4) of its Reactor Oversight Process Action Matrix. The Pilgrim plant is expected to cease operations on May 31, 2019, after refueling in the spring of 2017 and operating through the end of that fuel cycle.

In December 2015, Entergy Wholesale Commodities closed on the sale of its 583 MW Rhode Island State Energy Center, in Johnston, Rhode Island. The base sales price, excluding adjustments, was approximately $490 million. Entergy Wholesale Commodities purchased the Rhode Island State Energy Center for $346 million in December 2011.

In December 2016, Entergy announced that it had reached an agreement with Consumers Energy to terminate the existing PPA for the Palisades plant on May 31, 2018. Pursuant to the agreement, Consumers Energy would pay Entergy $172 million for the early termination of the PPA. The PPA amendment agreement was subject to regulatory approvals, including approval by the Michigan Public Service Commission. Separately, Entergy intended to shut down the Palisades nuclear power plant permanently on October 1, 2018, after refueling in the spring of 2017 and operating through the end of that fuel cycle. In September 2017 the Michigan Public Service Commission issued an order conditionally approving the PPA amendment transaction, but granting Consumers Energy recovery of only $136.6 million of the $172 million requested early termination payment. As a result, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy will continue to operate Palisades under the current PPA with Consumers Energy, instead of shutting down in the fall of 2018 as previously planned. Entergy intends to shut down the Palisades nuclear power plant permanently on May 31, 2022.

In January 2017, Entergy reached a settlement with New York State, several State agencies, and Riverkeeper, Inc., under which Indian Point 2 and Indian Point 3 will cease commercial operation by April 30, 2020 and April 30, 2021, respectively, subject to certain conditions, including New York State’s withdrawal of opposition to Indian Point’s license renewals and issuance of contested permits and similar authorizations. See Note 14 to the financial statements for a discussion of the impairment and related charges associated with the settlement with New York State.

The Indian Point settlement required New York State agencies to issue environmental certifications needed for license renewal and a renewed water discharge permit based on current plant configuration. It also required the New York State Attorney General and Riverkeeper to withdraw their contentions pending before the Atomic Safety and Licensing Board (ASLB). In exchange, Entergy commits to cease commercial operation of Indian Point 2 by April 30, 2020 and Indian Point 3 by April 30, 2021. These actions have been completed, all New York State approvals required for the NRC to issue renewed licenses have been granted, and the ASLB has terminated proceedings before it following the withdrawal of pending contentions. The NRC is not expected to issue renewed licenses earlier than third quarter 2018, as its staff must complete updates to the record on environmental and safety matters (a supplement to the final supplemental environmental impact statement and a supplement to the final safety evaluation report).

With the settlement concerning Indian Point, Entergy has announced plans for the disposition of all of the Entergy Wholesale Commodities nuclear power plants, including the sales of Vermont Yankee and FitzPatrick, and the earlier than previously expected shutdowns of Pilgrim, Palisades, Indian Point 2, and Indian Point 3. See “Entergy Wholesale Commodities Exit from the Merchant Power Business” for further discussion.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Property

Nuclear Generating Stations

Entergy Wholesale Commodities includes the ownership of the following nuclear power plants:

Power Plant	Market	In Service Year	Acquired	Location	Capacity - Reactor Type	License Expiration Date
Pilgrim (a)	ISO-NE	1972	July 1999	Plymouth, MA	688 MW - Boiling Water	2032 (a)
Indian Point 3 (b)	NYISO	1976	Nov. 2000	Buchanan, NY	1,041 MW - Pressurized Water	2015 (b)
Indian Point 2 (b)	NYISO	1974	Sept. 2001	Buchanan, NY	1,028 MW - Pressurized Water	2013 (b)
Vermont Yankee (c)	IS0-NE	1972	July 2002	Vernon, VT	605 MW - Boiling Water	2032 (c)
Palisades (d)	MISO	1971	Apr. 2007	Covert, MI	811 MW - Pressurized Water	2031 (d)

(a)	In October 2015, Entergy determined that it would close the Pilgrim plant no later than June 1, 2019, as discussed above.

(b)
In January 2017, Entergy announced that it reached a settlement with New York State to shut down Indian Point 2 by April 30, 2020 and Indian Point 3 by April 30, 2021, and resolve all New York State-initiated legal challenges to Indian Point’s operating license renewal. See below for discussion of Indian Point 2 and Indian Point 3 entering their “period of extended operation” after expiration of the plants’ initial license terms under “timely renewal.”

(c)
On December 29, 2014, the Vermont Yankee plant ceased power production. In November 2016, Entergy entered into an agreement to sell 100% of the membership interest in Entergy Nuclear Vermont Yankee, to NorthStar. Entergy Nuclear Vermont Yankee is the owner of the Vermont Yankee plant.

(d)
In December 2016, Entergy announced that it had reached an agreement with Consumers Energy to terminate the existing PPA for the Palisades plant in 2018. Separately, and assuming regulatory approvals are obtained for the PPA termination agreement, Entergy intended to shut down the Palisades nuclear power plant permanently on October 1, 2018, after refueling in the spring of 2017 and operating through the end of that fuel cycle. In September 2017, as a result of the Michigan Public Service Commission’s order, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy intends to shut down the Palisades nuclear power plant permanently on May 31, 2022.

In October 2015, Entergy determined that it would close the FitzPatrick plant at the end of the fuel cycle, in January 2017, but in August 2016, Entergy entered into an agreement to sell the FitzPatrick plant to Exelon, and the sale closed in March 2017.

Entergy Wholesale Commodities also includes the ownership of two non-operating nuclear facilities, Big Rock Point in Michigan and Indian Point 1 in New York that were acquired when Entergy purchased the Palisades and Indian Point 2 nuclear plants, respectively.  These facilities are in various stages of the decommissioning process.

In April 2007, Entergy submitted to the NRC a joint application to renew the operating licenses for Indian Point 2 and Indian Point 3 for an additional 20 years. The original expiration dates of the NRC operating licenses for Indian Point 2 and Indian Point 3 were September 28, 2013 and December 12, 2015, respectively. Authorization to operate Indian Point 2 and Indian Point 3 rests on Entergy’s having timely filed a license renewal application that remains pending before the NRC. Indian Point 2 and Indian Point 3 have now entered their “period of extended operation” after expiration of the plants’ initial license term under “timely renewal,” which is a federal statutory rule of general applicability providing for extension of a license for which a renewal application has been timely filed with the licensing agency until the license renewal process has been completed. The license renewal application for Indian Point 2 and Indian Point 3 qualifies for timely renewal protection because it met NRC regulatory standards for timely filing. The NRC is not expected to issue renewed licenses earlier than third quarter 2018. For additional discussion of the license renewal applications and the settlement with New York State, see “Entergy Wholesale Commodities

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Authorizations to Operate Indian Point” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Non-nuclear Generating Stations

In November 2016, Entergy sold its 50% membership interest in Top Deer Wind Ventures, LLC, a wind-powered electric generation joint venture owned in the Entergy Wholesale Commodities segment and accounted for as an equity method investment. Entergy sold its 50% membership interest in Top Deer for $0.5 million and realized a pre-tax loss of $0.2 million.

Entergy Wholesale Commodities includes the ownership, or interests in joint ventures that own, the following non-nuclear power plants:

Plant	Location	Ownership	Net Owned Capacity (a)	Type
Independence Unit 2; 842 MW	Newark, AR	14%	121 MW(b)	Coal
RS Cogen; 425 MW (c)	Lake Charles, LA	50%	213 MW	Gas/Steam
Nelson 6; 550 MW	Westlake, LA	11%	60 MW(b)	Coal

(a)	“Net Owned Capacity” refers to the nameplate rating on the generating unit.

(b)
The owned MW capacity is the portion of the plant capacity owned by Entergy Wholesale Commodities.  For a complete listing of Entergy’s jointly-owned generating stations, refer to “Jointly-Owned Generating Stations” in Note 1 to the financial statements.

(c)	Indirectly owned through interests in unconsolidated joint ventures.

Independent System Operators

The Pilgrim plant falls under the authority of the Independent System Operator New England (ISO-NE) and the Indian Point plants fall under the authority of the New York Independent System Operator (NYISO).  The Palisades plant falls under the authority of the MISO.  The primary purpose of ISO-NE, NYISO, and MISO is to direct the operations of the major generation and transmission facilities in their respective regions; ensure grid reliability; administer and monitor wholesale electricity markets; and plan for their respective region’s energy needs.

Energy and Capacity Sales

As a wholesale generator, Entergy Wholesale Commodities’ core business is selling energy, measured in MWh, to its customers.  Entergy Wholesale Commodities enters into forward contracts with its customers and also sells energy in the day ahead or spot markets.  Entergy Wholesale Commodities also sells unforced capacity, which allows load-serving entities to meet specified reserve and related requirements placed on them by the ISOs in their respective areas.  Entergy Wholesale Commodities’ forward physical power contracts consist of contracts to sell energy only, contracts to sell capacity only, and bundled contracts in which it sells both capacity and energy.  While the terminology and payment mechanics vary in these contracts, each of these types of contracts requires Entergy Wholesale Commodities to deliver MWh of energy, make capacity available, or both.  See “Market and Credit Risk Sensitive Instruments” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for additional information regarding these contracts.

As part of the purchase of the Palisades plant in 2007, Entergy executed a 15-year PPA with the seller, Consumers Energy, for 100% of the plant’s output, excluding any future uprates.  Under the purchased power agreement, Consumers Energy receives the value of any new environmental credits for the first ten years of the agreement.  Palisades and Consumers Energy will share on a 50/50 basis the value of any new environmental credits for years 11 through 15 of the agreement.  The environmental credits are defined as benefits from a change in law that causes capability of the plant as of the purchase date to become a tradable attribute (e.g., emission credit, renewable energy credit, environmental

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy credit, “green” credit, etc.) or otherwise to have a market value. In December 2016, Entergy announced that it reached an agreement with Consumers Energy to terminate the existing PPA for the Palisades plant in 2018. Entergy intended to shut down the Palisades nuclear power plant permanently on October 1, 2018, after refueling in the spring of 2017 and operating through the end of that fuel cycle. In September 2017, as a result of the Michigan Public Service Commission’s order, Entergy and Consumers Energy agreed to terminate the PPA amendment agreement. Entergy intends to shut down the Palisades nuclear power plant permanently on May 31, 2022. See discussion above for additional details regarding the agreement.

Customers

Entergy Wholesale Commodities’ customers for the sale of both energy and capacity from its nuclear plants include retail power providers, utilities, electric power co-operatives, power trading organizations, and other power generation companies.  These customers include Consolidated Edison and Consumers Energy, companies from which Entergy purchased plants, and ISO-NE, NYISO, and MISO. Substantially all of the credit exposure associated with the planned energy output under contract for Entergy Wholesale Commodities nuclear plants is with counterparties or their guarantors that have public investment grade credit ratings.

Competition

The ISO-NE and NYISO markets are highly competitive.  Entergy Wholesale Commodities has numerous competitors in New England and New York, including generation companies affiliated with regulated utilities, other independent power producers, municipal and co-operative generators, owners of co-generation plants and wholesale power marketers.  Entergy Wholesale Commodities is an independent power producer, which means it generates power for sale to third parties at day ahead or spot market prices to the extent that the power is not sold under a fixed price contract.  Municipal and co-operative generators also generate power but use most of it to deliver power to their municipal or co-operative power customers.  Owners of co-generation plants produce power primarily for their own consumption.  Wholesale power marketers do not own generation; rather they buy power from generators or other market participants and resell it to retail providers or other market participants.  Competition in the New England and New York power markets is affected by, among other factors, the amount of generation and transmission capacity in these markets.  MISO does not have a centralized clearing capacity market, but load serving entities do meet the majority of their capacity needs through bilateral contracts and self-supply with a smaller portion coming through voluntary MISO auctions.  The majority of Palisades’ current output is contracted to Consumers Energy through 2022. Entergy Wholesale Commodities does not expect to be materially affected by competition in the MISO market in the near term.

Seasonality

Entergy Wholesale Commodities’ revenues and operating income are subject to fluctuations during the year due to seasonal factors, weather conditions, and contract pricing.  Refueling outages are generally in the spring and fall, and cause volumetric decreases during those seasons.  When outdoor and cooling water temperatures are low, generally during colder months, Entergy Wholesale Commodities nuclear power plants operate more efficiently, and consequently, generate more electricity.  Many of Entergy Wholesale Commodities’ contracts provide for shaped pricing over the course of the year.  As a result of these factors, Entergy Wholesale Commodities’ revenues are typically higher in the first and third quarters than in the second and fourth quarters.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Fuel Supply

Nuclear Fuel

See “Fuel Supply - Nuclear Fuel” in the Utility portion of Part I, Item 1 for a discussion of the nuclear fuel cycle and markets.  Entergy Nuclear Fuels Company, a wholly-owned subsidiary, is responsible for contracts to acquire nuclear materials, except for fuel fabrication, for Entergy Wholesale Commodities nuclear power plants, while Entergy Nuclear Operations, Inc. acts as the agent for the purchase of nuclear fuel assembly fabrication services.  All contracts for the disposal of spent nuclear fuel are between the DOE and each of the nuclear power plant owners.

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

Entergy Nuclear, Inc. can pursue service agreements with other nuclear power plant owners who seek the advantages of Entergy’s scale and expertise but do not necessarily want to sell their assets.  Services provided by either Entergy Nuclear, Inc. or other Entergy Wholesale Commodities subsidiaries include engineering, operations and maintenance, fuel procurement, management and supervision, technical support and training, administrative support, and other managerial or technical services required to operate, maintain, and decommission nuclear electric power facilities.  Entergy Nuclear, Inc. provided decommissioning services for the Maine Yankee nuclear power plant.

TLG Services, a subsidiary of Entergy Nuclear, Inc., offers decommissioning, engineering, and related services to nuclear power plant owners.

In September 2003, Entergy agreed to provide plant operation support services for the 800 MW Cooper Nuclear Station located near Brownville, Nebraska.  The original contract was to expire in 2014 corresponding to the original operating license life of the plant.  In 2006 an Entergy subsidiary signed an agreement to provide license renewal services for the Cooper Nuclear Station.  The Cooper Nuclear Station received its license renewal from the NRC in November 2010.  In 2010 an Entergy subsidiary signed an agreement to extend the management support services to Cooper Nuclear Station by 15 years, through January 2029. In 2017 the contract was amended so that it could not be terminated prior to December 21, 2022.

Regulation of Entergy’s Business

Federal Power Act

The Federal Power Act provides the FERC the authority to regulate:

•	the transmission and wholesale sale of electric energy in interstate commerce;

•	the reliability of the high voltage interstate transmission system through reliability standards;

•	sale or acquisition of certain assets;

•	securities issuances;

•	the licensing of certain hydroelectric projects;

•	certain other activities, including accounting policies and practices of electric and gas utilities; and

•	changes in control of FERC jurisdictional entities or rate schedules.

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

Additionally, Entergy Arkansas serves a limited number of retail customers in Tennessee. Pursuant to recent legislation enacted in Tennessee, Entergy Arkansas is subject to complaints before the Tennessee Regulatory Authority only if it fails to treat its retail customers in Tennessee in the same manner as its retail customers in Arkansas. Additionally, Entergy Arkansas maintains limited facilities in Missouri but does not provide retail electric service to customers in Missouri. Although Entergy Arkansas obtained a certificate with respect to its Missouri facilities, Entergy Arkansas is not subject to the retail rate or regulatory scheme in Missouri.

Entergy Louisiana’s electric and gas business is subject to regulation by the LPSC as to:

•	utility service;

•	retail rates and charges;

•	certification of generating facilities and certain transmission projects;

•	certification of power or capacity purchase contracts;

•	audit of the fuel adjustment charge, environmental adjustment charge, and avoided cost payment to Qualifying Facilities;

•	integrated resource planning;

•	utility mergers and acquisitions and other changes of control; and

•	depreciation and other matters.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy Mississippi is subject to regulation by the MPSC as to the following:

•	utility service;

•	service areas;

•	facilities;

•	certification of generating facilities and certain transmission projects;

•	retail rates;

•	fuel cost recovery;

•	depreciation rates; and

•	mergers and changes of control.

Entergy Mississippi is also subject to regulation by the APSC as to the certificate of environmental compatibility and public need for the Independence Station, which is located in Arkansas.

Entergy New Orleans is subject to regulation by the City Council as to the following:

•	utility service;

•	retail rates and charges;

•	standards of service;

•	depreciation and other matters;

•	issuance and sale of certain securities; and

•	mergers and changes of control.

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

Regulation of the Nuclear Power Industry

Atomic Energy Act of 1954 and Energy Reorganization Act of 1974

Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements.  The NRC has broad authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Entergy Arkansas, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend and Waterford 3, and Grand Gulf, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC.  Entergy subsidiaries in the Entergy Wholesale Commodities segment are subject to the NRC’s jurisdiction as the owners and operators of Pilgrim, Indian Point Energy Center, Vermont Yankee, and Palisades.  Substantial capital expenditures, increased operating expenses, and/or higher decommissioning costs at Entergy’s nuclear plants because of revised safety requirements of the NRC could be required in the future.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Nuclear Waste Policy Act of 1982

Spent Nuclear Fuel

Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors.  Entergy’s nuclear owner/licensee subsidiaries have been charged fees for the estimated future disposal costs of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982.  The affected Entergy companies entered into contracts with the DOE, whereby the DOE is to furnish disposal services at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date.  Entergy Arkansas is the only one of the Utility operating companies that generated electric power with nuclear fuel prior to that date and has a recorded liability as of December 31, 2017 of $183.3 million for the one-time fee.  Entergy accepted assignment of the Pilgrim, FitzPatrick and Indian Point 3, Indian Point 1 and Indian Point 2, Vermont Yankee, Palisades, and Big Rock Point spent fuel disposal contracts with the DOE held by their previous owners.  The FitzPatrick spent fuel disposal contract was assigned to Exelon as part of the sale of the plant, completed in March 2017. The previous owners have paid or retained liability for the fees for all generation prior to the purchase dates of those plants.  The fees payable to the DOE may be adjusted in the future to assure full recovery.  Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense.  Provisions to recover such costs have been or will be made in applications to regulatory authorities for the Utility plants.  Entergy’s total spent fuel fees to date, including the one-time fee liability of Entergy Arkansas, have surpassed $1.6 billion (exclusive of amounts relating to Entergy plants that were paid or are owed by prior owners of those plants).

The permanent spent fuel repository in the U.S. has been legislated to be Yucca Mountain, Nevada. The DOE is required by law to proceed with the licensing (the DOE filed the license application in June 2008) and, after the license is granted by the NRC, proceed with the repository construction and commencement of receipt of spent fuel. Because the DOE has not begun accepting spent fuel, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts. The DOE continues to delay meeting its obligation. Specific steps were taken to discontinue the Yucca Mountain project, including a motion to the NRC to withdraw the license application with prejudice and the establishment of a commission to develop recommendations for alternative spent fuel storage solutions. In August 2013 the U.S. Court of Appeals for the D.C. Circuit ordered the NRC to continue with the Yucca Mountain license review, but only to the extent of funds previously appropriated by Congress for that purpose and not yet used. Although the NRC completed the safety evaluation report for the license review in 2015, the previously appropriated funds are not sufficient to complete the review, including required hearings. The government has taken no effective action to date related to the recommendations of the appointed spent fuel study commission. Accordingly, large uncertainty remains regarding the time frame under which the DOE will begin to accept spent fuel from Entergy’s facilities for storage or disposal. As a result, continuing future expenditures will be required to increase spent fuel storage capacity at Entergy’s nuclear sites.

Following the defunding of the Yucca Mountain spent fuel repository program, the National Association of Regulatory Utility Commissioners and others sued the government seeking cessation of collection of the one mill per net kWh generated and sold after April 7, 1983 fee. In November 2013 the D.C. Circuit Court of Appeals ordered the DOE to submit a proposal to Congress to reset the fee to zero until the DOE complies with the Nuclear Waste Policy Act or Congress enacts an alternative waste disposal plan. In January 2014 the DOE submitted the proposal to Congress under protest, and also filed a petition for rehearing with the D.C. Circuit. The petition for rehearing was denied. The zero spent fuel fee went into effect prospectively in May 2014. Management cannot predict the potential timing or magnitude of future spent fuel fee revisions that may occur.

As a result of the DOE’s failure to begin disposal of spent nuclear fuel in 1998 pursuant to the Nuclear Waste Policy Act of 1982 and the spent fuel disposal contracts, Entergy’s nuclear owner/licensee subsidiaries have incurred and will continue to incur damages. These subsidiaries have been, and continue to be, involved in litigation to recover the damages caused by the DOE’s delay in performance. Through 2017, Entergy’s subsidiaries won and collected on judgments against the government totaling over $500 million.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In April 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $29 million in favor of Entergy Arkansas and against the DOE in the second round ANO damages case. Also in April 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $44 million in favor of System Energy and against the DOE in the second round Grand Gulf damages case. In June 2015, Entergy Arkansas and System Energy appealed to the U.S. Court of Appeals for the Federal Circuit portions of those decisions relating to cask loading costs. In April 2016 the Federal Circuit issued a decision in both appeals in favor of Entergy Arkansas and System Energy, and remanded the cases back to the U.S. Court of Federal Claims. In June 2016 the U.S. Court of Federal Claims issued a final judgment in the amount of $49 million in favor of System Energy and against the DOE in the second round Grand Gulf damages case, and Entergy received the payment from the U.S. Treasury in August 2016. In July 2016 the U.S. Court of Federal Claims issued a final judgment in the amount of $31 million in favor of Entergy Arkansas and against the DOE in the second round ANO damages case, and Entergy received payment from the U.S. Treasury in October 2016.

In May 2015 the U.S. Court of Federal Claims issued a final partial summary judgment on a portion, $21 million, of the claims in the Palisades case. The DOE did not appeal that decision, and Entergy received the payment from the U.S. Treasury in October 2015.

In December 2015 the U.S. Court of Federal Claims issued a judgment in the amount of $81 million in favor of Entergy Nuclear Indian Point 3 and Entergy Nuclear FitzPatrick in the first round Indian Point 3/FitzPatrick damages case, and Entergy received the payment from the U.S. Treasury in June 2016.

In January 2016 the U.S. Court of Federal Claims issued a judgment in the amount of $49 million in favor of Entergy Louisiana and against the DOE in the first round Waterford 3 damages case. In April 2016, Entergy Louisiana appealed to the U.S. Court of Appeals for the Federal Circuit the portion of that decision relating to cask loading costs. After the ANO and Grand Gulf appeal was rendered, the U.S. Court of Appeals for the Federal Circuit remanded the Waterford 3 case back to the U.S. Court of Federal Claims for decision in accordance with the U.S. Court of Appeals ruling on cask loading costs. In August 2016 the U.S. Court of Federal Claims issued a final judgment in the Waterford 3 case in the amount of $53 million, and Entergy Louisiana received the payment from the U.S. Treasury in November 2016.

In April 2016 the U.S. Court of Federal Claims issued a partial judgment in the amount of $42 million in favor of Entergy Louisiana and against the DOE in the first round River Bend damages case, reserving the issue of cask loading costs pending resolution of the appeal on the same issues in the Entergy Arkansas and System Energy cases. Entergy Louisiana received payment from the U.S. Treasury in August 2016. In September 2016 the U.S. Court of Federal Claims issued a further judgment in the River Bend case in the amount of $5 million. Entergy Louisiana received the payment from the U.S. Treasury in January 2017. In May 2017 the U.S. Court of Federal Claims issued a final judgment in the first round River Bend damages case for $0.6 million, awarding certain cask loading costs that had not previously been adjudicated by the court.

In May 2016, Entergy Nuclear Vermont Yankee and the DOE entered into a stipulated agreement and the U.S. Court of Federal Claims issued a judgment in the amount of $19 million in favor of Entergy Nuclear Vermont Yankee and against the DOE in the second round Vermont Yankee damages case. Entergy received payment from the U.S. Treasury in June 2016.

In September 2016 the U.S. Court of Federal Claims issued a final judgment in the Entergy Nuclear Palisades case in the amount of $14 million. Entergy Nuclear Palisades received payment from the U.S. Treasury in January 2017.

In October 2016 the U.S. Supreme Court of Federal Claims issued a judgment in the second round Entergy Nuclear Indian Point 2 case in the amount of $34 million. Entergy Nuclear Indian Point 2 received payment from the U.S. Treasury in January 2017.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

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

Nuclear Plant Decommissioning

Entergy Arkansas, Entergy Louisiana, and System Energy are entitled to recover from customers through electric rates the estimated decommissioning costs for ANO, Waterford 3, and Grand Gulf, respectively.  In addition, Entergy Louisiana and Entergy Texas are entitled to recover from customers through electric rates the estimated decommissioning costs for the portion of River Bend subject to retail rate regulation. The collections are deposited in trust funds that can only be used for future decommissioning costs.  Entergy periodically reviews and updates the estimated decommissioning costs to reflect inflation and changes in regulatory requirements and technology, and then makes applications to the regulatory authorities to reflect, in rates, the changes in projected decommissioning costs.

In July 2010 the LPSC approved increased decommissioning collections for Waterford 3 and the Louisiana regulated share of River Bend and in December 2010 the PUCT approved increased decommissioning collections for the Texas share of River Bend to address previously identified funding shortfalls.  In December 2016 the APSC ordered continued collections for decommissioning for ANO 2, while finding that ANO 1’s decommissioning was adequately funded without continued collections. In December 2017 the APSC ordered continued collections for decommissioning for ANO 2, and again found that ANO 1’s decommissioning was adequately funded without continued collections. In September 2016 the NRC issued a 20-year operating license renewal for Grand Gulf. In a 2017 filing at the FERC, System Energy stated that with the renewed operating license, Grand Gulf’s decommissioning trust was sufficiently funded, and proposed (among other things) to cease decommissioning collections for Grand Gulf effective October 1, 2017. The FERC accepted the proposal subject to refund, and appointed a settlement judge to oversee settlement negotiations in the case. Entergy currently believes its decommissioning funding will be sufficient for its nuclear plants subject to retail rate regulation, although decommissioning cost inflation and trust fund performance will ultimately determine the adequacy of the funding amounts.

In November 2016, Entergy entered into an agreement to sell 100% of the membership interest in Entergy Nuclear Vermont Yankee to a subsidiary of NorthStar. Upon closing of the sale, NorthStar will assume ownership of Vermont Yankee and its decommissioning and site restoration trusts, together with complete responsibility for the facility’s decommissioning and site restoration. The sale is subject to certain closing conditions, including approval from the NRC and the State of Vermont Public Utility Commission. See Note 9 to the financial statements for further discussion of Vermont Yankee decommissioning costs and see “Entergy Wholesale Commodities Exit from the Merchant Power Business” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion of the NorthStar transaction.

For the Indian Point 3 and FitzPatrick plants purchased in 2000 from NYPA, NYPA retained the decommissioning trust funds and the decommissioning liabilities with the right to require the Entergy subsidiaries to assume each of the decommissioning liabilities provided that it assigns the corresponding decommissioning trust, up to a specified level, to the Entergy subsidiaries.  In August 2016, Entergy entered into a trust transfer agreement with NYPA to transfer the decommissioning trust funds and decommissioning liabilities for the Indian Point 3 and FitzPatrick plants to Entergy, which was completed in January 2017. In March 2017, Entergy sold the FitzPatrick plant to Exelon, and as part of the transaction, the FitzPatrick decommissioning trust fund, along with the decommissioning obligation for that plant, was transferred to Exelon. The FitzPatrick spent fuel disposal contract was assigned to Exelon as part of the transaction. See Note 14 to the financial statements for discussion of the FitzPatrick sale.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

In March 2017 filings with the NRC were made for certain Entergy subsidiaries’ nuclear plants reporting on decommissioning funding.  Those reports showed that decommissioning funding for each of those nuclear plants met the NRC’s financial assurance requirements.

Additional information with respect to Entergy’s decommissioning costs and decommissioning trust funds is found in Note 9 and Note 16 to the financial statements.

Price-Anderson Act

The Price-Anderson Act requires that reactor licensees purchase and maintain the maximum amount of nuclear liability insurance available and participate in an industry assessment program called Secondary Financial Protection in order to protect the public in the event of a nuclear power plant accident.  The costs of this insurance are borne by the nuclear power industry.  Congress amended and renewed the Price-Anderson Act in 2005 for a term through 2025.  The Price-Anderson Act limits the contingent liability for a single nuclear incident to a maximum assessment of approximately $127.3 million per reactor (with 102 nuclear industry reactors currently participating).  In the case of a nuclear event in which Entergy Arkansas, Entergy Louisiana, System Energy, or an Entergy Wholesale Commodities company is liable, protection is afforded through a combination of private insurance and the Secondary Financial Protection program. In addition to this, insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units is also purchased.  The Price-Anderson Act and insurance applicable to the nuclear programs of Entergy are discussed in more detail in Note 8 to the financial statements.

NRC Reactor Oversight Process

The NRC’s Reactor Oversight Process is a program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response. The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from the NRC’s inspection program and performance indicators reported by the licensee. The evaluations result in the placement of each plant in one of the NRC’s Reactor Oversight Process Action Matrix columns: “licensee response column,” or Column 1, “regulatory response column,” or Column 2, “degraded cornerstone column,” or Column 3, and “multiple/repetitive degraded cornerstone column,” or Column 4. Plants in Column 1 are subject to normal NRC inspection activities. Plants in Column 2, Column 3, or Column 4 are subject to progressively increasing levels of inspection by the NRC with, in general, progressively increasing levels of associated costs. Waterford 3, River Bend, Indian Point 2, Indian Point 3, and Palisades are in Column 1. Grand Gulf is in Column 2. ANO 1 and 2 are in Column 4, and are subject to an extensive set of required NRC inspections. Pilgrim is also in Column 4 and is subject to an extensive, but limited, set of required NRC inspections. See Note 8 to the financial statements for further discussion of the placement of ANO 1 and 2, and Pilgrim in Column 4 of the NRC’s matrix.

Environmental Regulation

Entergy’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy’s businesses are in substantial compliance with environmental regulations currently applicable to its facilities and operations, with reference to possible exceptions noted below.  Because environmental regulations are subject to change, future compliance requirements and costs cannot be precisely estimated.  Except to the extent discussed below, at this time compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of Entergy’s businesses and is not expected to have a material effect on their competitive position, results of operations, cash flows, or financial position.

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

•	Hazardous air pollutant emissions reduction programs;

•	Interstate Air Transport;

•	Operating permit programs and enforcement of these and other Clean Air Act programs;

•	Regional Haze programs; and

•	New and existing source standards for greenhouse gas emissions.

New Source Review (NSR)

Preconstruction permits are required for new facilities and for existing facilities that undergo a modification that results in a significant net emissions increase and is not classified as routine repair, maintenance, or replacement.  Units that undergo certain non-routine modifications must obtain a permit modification and may be required to install additional air pollution control technologies. Entergy has an established process for identifying modifications requiring additional permitting approval and follows the regulations and associated guidance provided by the states and the federal government with regard to the determination of routine repair, maintenance, and replacement.  In recent years, however, the EPA has begun an enforcement initiative, aimed primarily at coal plants, to identify modifications that it does not consider routine for which the unit did not obtain a modified permit.  Various courts and the EPA have been inconsistent in their judgments regarding modifications that are considered routine and on other legal issues that affect this program.

In February 2011, Entergy received a request from the EPA for several categories of information concerning capital and maintenance projects at the White Bluff and Independence facilities, both located in Arkansas, in order to determine compliance with the Clean Air Act, including NSR requirements and air permits issued by the Arkansas Department of Environmental Quality. In August 2011, Entergy’s Nelson facility, located in Louisiana, received a similar request for information from the EPA. In September 2015 a subsequent request for similar information was received for the White Bluff facility. Entergy responded to all requests. None of these EPA requests for information alleged that the facilities were in violation of law.

In January 2018 and February 2018, Entergy Arkansas, Entergy Mississippi, Entergy Power, and other co-owners received 60-day notice of intent to sue letters from the Sierra Club and the National Parks Conservation Association concerning allegations of violations of new source review and permitting provisions of the Clean Air Act at the Independence and White Bluff coal-burning units, respectively. Entergy is reviewing these claims and will respond accordingly.

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Ozone Nonattainment

Entergy Texas operates one fossil-fueled generating facility (Lewis Creek) and is in the process of permitting and constructing one fossil-fueled facility (Montgomery Count Power Station) in a geographic area that is not in attainment with the currently-enforced national ambient air quality standards (NAAQS) for ozone.  The nonattainment area that affects Entergy Texas is the Houston-Galveston-Brazoria area.  Areas in nonattainment are classified as “marginal,” “moderate,” “serious,” or “severe.”  When an area fails to meet the ambient air standard, the EPA requires state regulatory authorities to prepare state implementation plans meant to cause progress toward bringing the area into attainment with applicable standards.

The Houston-Galveston-Brazoria area was originally classified as “moderate” nonattainment under the 1997 8-hour ozone standard with an attainment date of June 15, 2010.  In June 2007 the Texas governor petitioned the EPA to reclassify Houston-Galveston-Brazoria from “moderate” to “severe” and the EPA granted the request in October 2008.  In February 2015 the Texas Commission on Environmental Quality (TCEQ) submitted a request to the EPA for a finding that the Houston-Galveston-Brazoria area is in attainment with the 1997 8-hour ozone standard. The EPA issued this finding in December 2015. In April 2015 the EPA revoked the 1997 ozone NAAQS and in May 2016, the EPA issued a proposed rule approving a substitute for the Houston-Galveston-Brazoria area. This redesignation indicates that the area has attained the revoked 1997 8-hour ozone NAAQS due to permanent and enforceable emission reductions and that it will maintain that NAAQS for 10 years from the date of the approval. Final approval, which was effective in December 2016, resulted in the area no longer being subject to any remaining anti-backsliding or non-attainment new source review requirements associated with the revoked 1997 NAAQS.

In March 2008 the EPA revised the NAAQS for ozone, creating the potential for additional counties and parishes in which Entergy operates to be placed in nonattainment status.  In April 2012 the EPA released its final non-attainment designations for the 2008 ozone NAAQS.  In Entergy’s utility service area, the Houston-Galveston-Brazoria, Texas; Baton Rouge, Louisiana; and Memphis, Tennessee/Mississippi/Arkansas areas were designated as in “marginal” nonattainment. In August 2015 and January 2016, the EPA proposed determinations that the Baton Rouge and Memphis areas had attained the 2008 standard. In May 2016 the EPA finalized those determinations and extended the Houston-Galveston-Brazoria area’s attainment date for the 2008 Ozone standard to July 20, 2016 and reclassified the Baton Rouge area as attainment for ozone under the 2008 8-hour ozone standard. In December 2016 the EPA determined that the Houston-Galveston-Brazoria area had failed to attain the 2008 ozone standard by the 2016 attainment date. This finding reclassifies the Houston-Galveston-Brazoria area from marginal to “moderate.”

In October 2015 the EPA issued a final rule lowering the primary and secondary NAAQS for ozone to a level of 70 parts per billion. States were required to assess their attainment status and recommend designations to the EPA. In January 2018 the EPA proposed that the following counties and parishes in Entergy’s service territory be listed as in non-attainment: in Louisiana, Ascension Parish, East Baton Rouge Parish, West Baton Rouge Parish, Iberville Parish, and Livingston Parish; in Texas, Montgomery County. In addition to Lewis Creek in Montgomery County, Texas, Entergy owns or operates fossil-fueled generating units in East Baton Rouge Parish (Louisiana Station) and in Iberville Parish (Willow Glen), Louisiana. The EPA’s final designations are pending. Entergy will continue to work with state environmental agencies on appropriate methods for assessing attainment and non-attainment with the new standard and, where necessary, in planning for compliance. Following designations by the EPA, states will be required to develop plans intended to return non-attainment areas to a condition of attainment. The timing for that action depends largely on the severity of non-attainment in a given area.

Potential SO2 Nonattainment

The EPA issued a final rule in June 2010 adopting an SO2 1-hour national ambient air quality standard of 75 parts per billion.  The EPA designations for counties in attainment and nonattainment were originally due in June 2012, but the EPA indicated that it would delay designations except for those areas with existing monitoring data from 2009 to 2011 indicating violations of the new standard. In August 2013 the EPA issued final designations for these areas. In Entergy’s utility service territory, only St. Bernard Parish in Louisiana is designated as non-attainment for the SO2

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

1-hour national ambient air quality standard of 75 parts per billion. Entergy does not have a generation asset in that parish. In July 2016 the EPA finalized another round of designations for areas with newly monitored violations of the 2010 standard and those with stationary sources that emit over a threshold amount of SO2. Counties and parishes in which Entergy owns and operates fossil generating facilities that were included in this round of designations include Independence County and Jefferson County, Arkansas and Calcasieu Parish, Louisiana. Independence County and Calcasieu Parish were designated “unclassifiable,” and Jefferson County was designated “unclassifiable/attainment.” In August 2015 the EPA issued a final data requirement rule for the SO2 1-hour standard. This rule will guide the process to be followed by the states and the EPA to determine the appropriate designation for the remaining unclassified areas in the country. In August 2017 the EPA issued a letter indicating that East Baton Rouge and St. Charles parishes would be designated by December 31, 2020 as monitors were installed to determine compliance. In January 2018 the EPA published a final rule designating a third round of attainment and non-attainment areas. Evangeline Parish, Louisiana, was designated non-attainment. Entergy does not have a generation asset in that parish. Additional capital projects or operational changes may be required to continue operating Entergy facilities in areas eventually designated as in non-attainment of the standard or designated as contributing to non-attainment areas.

Hazardous Air Pollutants

The EPA released the final Mercury and Air Toxics Standard (MATS) rule in December 2011, which had a compliance date, with a widely granted one-year extension, of April 2016. The required controls have been installed and are operational at all affected Entergy units.

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

Based on several court challenges, CAIR and its subsequent versions, now known as the Cross State Air Pollution Rule (CSAPR), have been remanded to and modified by the EPA on multiple occasions. In July 2015 the D.C. Circuit invalidated the allowance budgets created by the EPA for several states, including Texas, and remanded that portion of the rule to the EPA for further action. The court did not stay or vacate the rule in the interim. CSAPR remains in effect.

The CSAPR Phase 1 implementation became effective January 1, 2015. Entergy has developed a compliance plan that could, over time, include both installation of controls at certain facilities and an emission allowance procurement strategy.

In September 2016 the EPA finalized the CSAPR Update Rule to address interstate transport for the 2008 ozone NAAQS. Starting in 2017 the final rule will require reductions in summer nitrogen oxides (NOx) emissions. Several states, including Arkansas and Texas, filed a challenge to the Update Rule, which remains pending.

Regional Haze

In June 2005 the EPA issued its final Clean Air Visibility Rule (CAVR) regulations that potentially could result in a requirement to install SO2 and NOx pollution control technology as Best Available Retrofit Control Technology (BART) to continue operating certain of Entergy’s fossil generation units.  The rule leaves certain CAVR determinations to the states.

In Arkansas, the Arkansas Department of Environmental Quality prepared a state implementation plan (SIP) for Arkansas facilities to implement its obligations under the CAVR.   In April 2012 the EPA finalized a decision

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy addressing the Arkansas Regional Haze SIP, in which it disapproved a large portion of the Arkansas plan, including the emission limits for NOx and SO2 at White Bluff.  In April 2015 the EPA published a proposed federal implementation plan (FIP) for Arkansas, taking comment on requiring installation of scrubbers and low NOx burners to continue operating both units at the White Bluff plant and both units at the Independence plant and NOx controls to continue operating the Lake Catherine plant. Entergy filed comments by the deadline in August 2015. Among other comments, including opposition to the EPA’s proposed controls on the Independence units, Entergy proposed to meet more stringent SO2 and NOx limits at both White Bluff and Independence within three years of the effective date of the final FIP and to cease the use of coal at the White Bluff units at a later date.

In September 2016 the EPA published the final Arkansas Regional Haze FIP. In most respects, the EPA finalized its original proposal but shortened the time for compliance for installation of the NOx controls. The FIP required an emission limitation consistent with SO2 scrubbers at both White Bluff and Independence by October 2021 and NOx controls by April 2018. The EPA declined to adopt Entergy’s proposals related to ceasing coal use as an alternative to SO2 scrubbers for White Bluff SO2 BART. In November 2016, Entergy and other interested parties, including the State of Arkansas, filed petitions for administrative reconsideration and stay at the EPA as well as petitions for judicial review in the U.S. Court of Appeals for the Eighth Circuit. The Eighth Circuit continues to review its prior grant of the government’s motion to hold the appeal litigation in abeyance pending settlement discussions and pending the State’s development of a SIP that, if approved by the EPA, would replace the FIP. The state has proposed its replacement SIP in two parts: Part I considers NOx requirements, and Part II considers SO2 requirements. The EPA approved the Part I NOx SIP in January 2018. Arkansas has proposed a Part II SIP which is still under consideration at the state level. The public comment period on Part II ended on February 2, 2018.

In Louisiana, Entergy worked with the Louisiana Department of Environmental Quality (LDEQ) and the EPA to revise the Louisiana SIP for regional haze, which was disapproved in part in 2012. The LDEQ submitted a revised SIP in February 2017. In May 2017 the EPA proposed to approve a majority of the revisions. In September 2017 the EPA issued a proposed SIP approval for the Nelson plant, requiring an emission limitation consistent with the use of low-sulfur coal, with a compliance date three years from the effective date of the final EPA approval. The EPA’s final approval decision was issued in December 2017 and is on appeal to the U.S. Court of Appeals for the Fifth Circuit.

New and Existing Source Performance Standards for Greenhouse Gas Emissions

As a part of a climate plan announced in June 2013, the EPA was directed to (i) reissue proposed carbon pollution standards for new power plants by September 20, 2013, with finalization of the rules to occur in a timely manner; (ii) issue proposed carbon pollution standards, regulations, or guidelines, as appropriate, for modified, reconstructed, and existing power plants no later than June 1, 2014; (iii) finalize those rules by no later than June 1, 2015; and (iv) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans required under Section 111(d) of the Clean Air Act and its implementing regulations by no later than June 30, 2016. In January 2014 the EPA issued the proposed New Source Performance Standards rule for new sources. In June 2014 the EPA issued proposed standards for existing power plants.  Entergy was actively engaged in the rulemaking process, and submitted comments to the EPA in December 2014. The EPA issued the final rules for both new and existing sources in August 2015, and they were published in the Federal Register in October 2015. The existing source rule, also called the Clean Power Plan, requires states to develop plans for compliance with the EPA’s emission standards. In February 2016 the U.S. Supreme Court issued a stay halting the effectiveness of the rule until the rule is reviewed by the D.C. Circuit and by the U.S. Supreme Court, if further review is granted. In March 2017 the current administration issued an executive order entitled “Promoting Energy Independence and Economic Growth” instructing the EPA to review and then to suspend, revise, or rescind the Clean Power Plan, if appropriate. The EPA subsequently asked the D.C. Circuit to hold the challenges to the Clean Power Plan and the greenhouse gas new source performance standards in abeyance and signed a notice of withdrawal of the proposed federal plan, model trading rules, and the Clean Energy Incentive Program. The court placed the litigation in abeyance in April 2017. The EPA Administrator also sent a letter to the affected governors explaining that states are not currently required to meet Clean Power Plan deadlines, some of which have passed. In October 2017 the EPA proposed a new rule that would repeal the Clean Power Plan on the grounds that it exceeds the EPA’s statutory authority under the Clean Air Act. In December

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

2017 the EPA issued an advanced notice of proposed rulemaking regarding section 111(d), seeking comment on the form and content of a replacement for the Clean Power Plan, if one is promulgated. Entergy will continue to be engaged in this rulemaking process.

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

•	efforts in Congress or at the EPA to establish a mandatory federal carbon dioxide emission control structure or unit performance standards;

•	revisions to the estimates of the Social Cost of Carbon and its use for regulatory impact analysis of Federal laws and regulations;

•	implementation of the Regional Greenhouse Gas Initiative by several states in the northeastern United States and similar actions in other regions of the United States;

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

•	efforts to restrict the previously-approved continued use of oil-filled equipment containing certain levels of PCBs;

•	efforts by certain external groups to encourage reporting and disclosure of carbon dioxide emissions and risk;

•	the listing of additional species as threatened or endangered, the protection of critical habitat for these species, and developments in the legal protection of eagles and migratory birds; and

•	the regulation of the management, disposal, and beneficial reuse of coal combustion residuals.

Entergy continues to support national legislation that would increase planning certainty for electric utilities while addressing carbon dioxide emissions in a responsible and flexible manner.  By virtue of its proportionally large investment in low-emitting gas-fired and nuclear generation technologies, Entergy has a low overall carbon dioxide emission “intensity,” or rate of carbon dioxide emitted per megawatt-hour of electricity generated.  In anticipation of the imposition of carbon dioxide emission limits on the electric industry in the future, Entergy initiated actions designed to reduce its exposure to potential new governmental requirements related to carbon dioxide emissions.  These voluntary actions included establishment of a formal program to stabilize power plant carbon dioxide emissions at 2000 levels through 2005, and Entergy succeeded in reducing emissions below 2000 levels. Total carbon dioxide emissions representing Entergy’s ownership share of power plants in the United States were approximately 53.2 million tons in 2000 and 35.6 million tons in 2005.  In 2006, Entergy changed its method of calculating emissions to include emissions from controllable power purchases as well as its ownership share of generation.  Entergy established a second formal voluntary program to stabilize power plant carbon dioxide emissions and emissions from controllable power purchases at 20% below 2000 levels through 2010.  In 2011, Entergy extended this commitment through 2020.  Total carbon dioxide emissions representing Entergy’s ownership share of power plants and controllable power purchases in the United States were approximately 46.1 million tons in 2011, 45.5 million tons in 2012, 46.2 million tons in 2013, 42.4 million tons in 2014, 39.5 million tons in 2015, 42.5 million tons in 2016, and 39.9 million tons in 2017. The decrease

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy in this number from 2014 to 2015 was largely attributable to the impact on the calculation methodology of the Utility operating companies’ transition into the MISO system. Participation in this system resulted in fewer power purchases being classified as “controllable” and thus included in the calculation of the emissions total.

Entergy participates in the M.J. Bradley & Associates’ Annual Benchmarking Air Emissions Report, an annual analysis of the 100 largest U.S. electric power producers. The report is available on the M.J. Bradley website. Entergy’s annual CO2 emissions audit is also third-party verified, and that certification is made available on the American Carbon Registry website. Entergy participates annually in the Dow Jones Sustainability Index and in 2017 was listed on the North American Index.

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

For thirteen years, Entergy participated in an administrative permitting process with the New York State Department of Environmental Conservation (NYSDEC) for renewal of the Indian Point 2 and Indian Point 3 discharge permit.  That proceeding recently was settled along with other ongoing proceedings. For a discussion of the recent Indian Point settlement, see “Entergy Wholesale Commodities Authorization to Operate Indian Point” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

316(b) Cooling Water Intake Structures

The EPA finalized regulations in July 2004 governing the intake of water at large existing power plants employing cooling water intake structures. The rule sought to reduce perceived impacts on aquatic resources by requiring covered facilities to implement technology or other measures to meet EPA-targeted reductions in water use and corresponding perceived aquatic impacts. Entergy, other industry members and industry groups, environmental groups, and a coalition of northeastern and mid-Atlantic states challenged various aspects of the rule. After litigation, the EPA issued a new final 316(b) rule in August 2014. Entergy is developing a compliance plan for each affected facility in accordance with the requirements of the final rule.

Entergy filed a petition for review of the final rule as a co-petitioner with the Utility Water Act Group. The U.S. Court of Appeals for the Second Circuit heard oral argument in September 2017. A decision is expected in 2018.

Coastal Zone Management Act

Before a federal licensing agency (such as the NRC) may issue a major license or permit for an activity within the federally designated coastal zone, the agency must be satisfied that the requirements of the Coastal Zone Management Act (CZMA), as applicable, have been met. In many cases, CZMA requirements are satisfied by the state’s written concurrence with a “consistency determination” filed by the federal license applicant explaining why the activity proposed to be federally licensed is consistent with the state’s coastal management program. For a discussion of the recent Indian Point settlement, including the CZMA proceedings related to Indian Point license renewal, see “Entergy

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Wholesale Commodities Authorizations to Operate Indian Point” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Federal Jurisdiction of Waters of the United States

In September 2013 the EPA and the U.S. Army Corps of Engineers announced the intention to propose a rule to clarify federal Clean Water Act jurisdiction over waters of the United States. The announcement was made in conjunction with the EPA’s release of a draft scientific report on the “connectivity” of waters that the agency said would inform the rulemaking. This report was finalized in January 2015. The final rule was published in the Federal Register in June 2015. The rule could significantly increase the number and types of waters included in the EPA’s and the U.S. Army Corps of Engineers’ jurisdiction, which in turn could pose additional permitting and pollutant management burdens on Entergy’s operations. The final rule has been challenged in various federal courts by several parties, including most states. In August 2015 the District Court for North Dakota issued a preliminary injunction staying the new rule in 13 states, including Arkansas. In October 2015 the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the rule. In February 2017 the current administration issued an executive order instructing the EPA and the U.S. Army Corps of Engineers to review the Waters of the United States rule and to revise or rescind, as appropriate. In June 2017 the EPA and the U.S. Army Corps of Engineers released a proposed rule that rescinds the June 2015 rule and recodifies the definition of “waters of the U.S.” that was in effect prior to the 2015 rule. The administration is expected to propose a definition of “waters of the U.S.” at a later date. In January 2018 the Supreme Court determined that the Sixth Circuit lacked jurisdiction over the petition to review the 2015 rule and that the challenges should be heard in the federal district court. The matter has been remanded to the Sixth Circuit, which is expected to lift the nationwide stay. After the Supreme Court decision, the EPA and the U.S. Army Corps of Engineers finalized a rule delaying the applicability date of the 2015 rule to early 2020. In February 2018 the states of Louisiana, Mississippi, and Texas filed suit in Texas federal district court seeking a preliminary injunction of the 2015 rule. Entergy will continue to monitor this rulemaking and litigation.

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

As part of the groundwater monitoring and protection program, Entergy has: (1) performed reviews of plant groundwater characteristics (hydrology) and historical records of past events on site that may have potentially impacted groundwater; (2) implemented fleet procedures on how to handle events that could impact groundwater; and (3) installed groundwater monitoring wells and began periodic sampling.  The program also includes protocols for notifying local officials if contamination is found.  To date, radionuclides such as tritium have been detected at Arkansas Nuclear One, Indian Point, Palisades, Pilgrim, Grand Gulf, Vermont Yankee, and River Bend.  Each of these sites has installed groundwater monitoring wells and implemented a program for testing groundwater at the sites for the presence of tritium and other radionuclides.  Based on current information, the concentrations and locations of radionuclides detected at these plants pose no threat to public health or safety, but each site continues to evaluate the results from its groundwater monitoring program.

In February 2016, Entergy disclosed that elevated tritium levels had been detected in samples from several monitoring wells that are part of Indian Point’s groundwater monitoring program.  Investigation of the source of elevated tritium has determined that the source is related to a temporary system to process water in preparation for the regularly scheduled refueling outage at Indian Point 2. The system was secured and is no longer in use and additional measures have been taken to prevent reoccurrence should the system be needed again. In June 2016, Indian Point detected trace amounts of cobalt 58 in a single well. This was associated with the draining and disassembly of a temporary heat

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy exchanger operated in support of the Indian Point 2 outage. Oversight by NRC and other federal/state government bodies continues. The NRC has issued a green notice of violation related to the adequacy of Entergy’s controls to prevent the introduction of radioactivity into the site groundwater. Entergy has completed all required corrective actions and expects the NRC to close the notice of violation by March 2018.

Comprehensive Environmental Response, Compensation, and Liability Act of 1980

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA to mandate clean-up by, or to collect reimbursement of clean-up costs from, owners or operators of sites at which hazardous substances may be or have been released.  Certain private parties also may use CERCLA to recover response costs.  Parties that transported hazardous substances to these sites or arranged for the disposal of the substances are also deemed liable by CERCLA.  CERCLA has been interpreted to impose strict, joint and several liability on responsible parties.  Many states have adopted programs similar to CERCLA.  Entergy subsidiaries in the Utility and Entergy Wholesale Commodities businesses have sent waste materials to various disposal sites over the years, and releases have occurred at Entergy facilities.  In addition, environmental laws now regulate certain of Entergy’s operating procedures and maintenance practices that historically were not subject to regulation.  Some disposal sites used by Entergy subsidiaries have been the subject of governmental action under CERCLA or similar state programs, resulting in site clean-up activities.  Entergy subsidiaries have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs.  The affected Entergy subsidiaries have established provisions for the liabilities for such environmental clean-up and restoration activities.  Details of potentially material CERCLA and similar state program liabilities are discussed in the “Other Environmental Matters” section below.

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

The final regulations create new compliance requirements including modified storage, new notification and reporting practices, product disposal considerations, and CCR unit closure criteria.  Entergy believes that on-site disposal options will be available at its facilities, to the extent needed for CCR that cannot be transferred for beneficial reuse. As of December 31, 2017, Entergy’s has recorded asset retirement obligations related to CCR management of $8.6 million, including $3.9 million at Entergy Arkansas, $1.8 million at Entergy Louisiana, $1.1 million at Entergy Mississippi, and $1.3 million at Entergy Texas.

In December 2016 the Water Infrastructure Improvements for the Nation Act (WIIN Act) was signed into law, which authorizes states to regulate coal ash rather than leaving primary enforcement to citizen suit actions. States may submit to the EPA proposals for a permit programs. In September 2017 the EPA agreed to reconsider certain provisions of the CCR rule in light of the WIIN Act. The EPA has not yet initiated a new round of rulemaking and did not extend the existing mid-October 2017 groundwater monitoring deadline. Entergy met the existing monitoring deadline, is monitoring state agency actions, and will participate in the regulatory development process.

In late-2017, Entergy determined that certain in-ground wastewater treatment system recycle ponds at its White Bluff and Independence facilities require management under the new EPA regulations. Entergy is taking action to address the operational and regulatory management of these facilities. Entergy also has monitored levels of constituents in the groundwater monitoring system surrounding its coal combustion residual landfills at these locations that require reporting and additional monitoring. Reporting has occurred as required, and monitoring will continue. Any potential

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy requirements for corrective action or operational changes under the new EPA rule are currently being assessed. Moreover, the rule is currently under review at the EPA for potential changes, and the nature and cost of any corrective action requirements may depend, in part, on the outcome of the EPA’s review.

Other Environmental Matters

Entergy Louisiana and Entergy Texas

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

Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas

The Texas Commission on Environmental Quality (TCEQ) notified Entergy Arkansas, Entergy Louisiana, Entergy New Orleans, and Entergy Texas that the TCEQ believes those entities are potentially responsible parties (PRPs) concerning contamination existing at the San Angelo Electric Service Company (SESCO) facility in San Angelo, Texas.  The facility operated as a transformer repair and scrapping facility from the 1930s until 2003.  Both soil and groundwater contamination exists at the site.  Entergy subsidiaries sent transformers to this facility.  Entergy Arkansas, Entergy Louisiana, and Entergy Texas responded to an information request from the TCEQ and continue to cooperate in this investigation.  Entergy Louisiana and Entergy Texas joined a group of PRPs responding to site conditions in cooperation with the State of Texas, creating cost allocation models based on review of SESCO documents and employee interviews, and investigating contribution actions against other PRPs.  Entergy Louisiana and Entergy Texas have agreed to contribute to the remediation of contaminated soil and groundwater at the site in a measure proportionate to those companies’ involvement at the site, while Entergy Arkansas likely will pay a de minimis amount.  Current estimates, although variable depending on ultimate remediation design and performance, indicate that Entergy’s total share of remediation costs likely will be approximately $1.5 million to $2 million.  Remediation activities continue at the site.

Entergy Texas

In December 2016 a transformer inside the Hartburg, Texas Substation had an internal fault resulting in a release of approximately 15,000 gallons of non-PCB mineral oil. Cleanup ensued immediately; however, rain caused much of the oil to spread across the substation yard and into a nearby wetland. The Texas Commission on Environmental Quality (TCEQ) and the National Response Center were immediately notified, and TCEQ responded to the site approximately two hours after the cleanup was initiated. The remediation liability is estimated at $2.2 million; however, this number could fluctuate depending on the remediation extent and wetland mitigation requirements. In July 2017,

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Entergy entered into the Voluntary Cleanup Program with TCEQ. Additional direction is expected from TCEQ regarding final remediation requirements for the site.

Entergy

In May 2015 a transformer at the Indian Point facility failed, resulting in a fire and the release of non-PCB oil to the ground surface. The fire was extinguished by the facility’s fire deluge system. No injuries occurred due to the transformer failure or company response. An estimated 3,000 gallons of oil were released into the facility’s discharge canal and the environment surrounding the transformer and discharge canal, including the Hudson River, as a result of the failure, fire, and fire suppression. Once the fire was extinguished, Indian Point personnel and contractors began recovering free-product from the damaged transformer, the transformer containment moat, and the area surrounding the transformer. The United States Coast Guard designated Entergy as the responsible party under the Oil Pollution Act of 1990 and assessed a $1,000 civil penalty for the discharge of oil into navigable waters. As required, Entergy established a claims process including a voluntary hotline. Entergy received no reports to the voluntary hotline or claims under the established claims process. In September 2016, Indian Point personnel identified an oil sheen in the discharge canal. Further investigation revealed that an estimated 600 gallons of lubricating oil had leaked from the Indian Point 3 turbine system. The leaking component has been taken out of service and no oil has been discovered in the Hudson River. In October 2016 the New York Department of Environmental Conservation issued two notices of violation, one for each of these events, and a proposed order on consent for the 2015 event. In January 2017, Entergy and the New York Department of Environmental Conservation resolved this matter with an order on consent. Pursuant to the order, Entergy paid approximately $600 thousand in civil penalties, natural resource damages, and oversight costs. Additionally, Entergy repaired a section of the discharge canal wall and will conduct daily visual inspections of the discharge canal wall to help identify additional material erosion or material structural deficiencies. Entergy has completed all compliance obligations under the consent order and the Department of Environmental Conservation closed the matter in December 2017.

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

Part I Item 1
Entergy Corporation, Utility operating companies, and System Energy

Employees

Employees are an integral part of Entergy’s commitment to serving customers.  As of December 31, 2017, Entergy subsidiaries employed 13,504 people.

Utility:
Entergy Arkansas	1,278
Entergy Louisiana	1,713
Entergy Mississippi	737
Entergy New Orleans	274
Entergy Texas	616
System Energy	—
Entergy Operations	3,361
Entergy Services	3,264
Entergy Nuclear Operations	2,211
Other subsidiaries	50
Total Entergy	13,504

Approximately 4,600 employees are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the International Brotherhood of Teamsters, the United Government Security Officers of America, and the International Union, Security, Police, Fire Professionals of America.

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

Entergy uses its website, http://www.entergy.com, as a routine channel for distribution of important information, including news releases, analyst presentations and financial information.  Filings made with the SEC are posted and available without charge on Entergy’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  These filings include annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format) and current reports on Form 8-K; proxy statements; and any amendments to those reports or statements.  All such postings and filings are available on Entergy’s Investor Relations website free of charge.  Entergy is providing the address to its internet site solely for the information of investors and does not intend the address to be an active link.  The contents of the website are not incorporated into this report.

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

Utility Regulatory Risks

(Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

The terms and conditions of service, including electric and gas rates, of the Utility operating companies and System Energy are determined through regulatory approval proceedings that can be lengthy and subject to appeal that could result in delays in effecting rate changes and uncertainty as to ultimate results.

The rates that the Utility operating companies and System Energy charge reflect their capital expenditures, operations and maintenance costs, allowed rates of return, financing costs, and related costs of service.  These rates significantly influence the financial condition, results of operations, and liquidity of Entergy and each of the Utility operating companies and System Energy.  These rates are determined in regulatory proceedings and are subject to periodic regulatory review and adjustment, including adjustment upon the initiative of a regulator or affected stakeholders.

In addition, regulators may initiate proceedings to investigate the prudence of costs in the Utility operating companies’ base rates and examine, among other things, the reasonableness or prudence of the companies’ operation and maintenance practices, level of expenditures (including storm costs and costs associated with capital projects), allowed rates of return and rate base, proposed resource acquisitions, and previously incurred capital expenditures that the operating companies seek to place in rates.  The regulators may disallow costs subject to their jurisdiction found not to have been prudently incurred or found not to have been incurred in compliance with applicable tariffs, creating some risk to the ultimate recovery of those costs.  Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates.  Traditional base rate proceedings, as opposed to formula rate plans, generally have long timelines, are primarily based on historical costs, and may or may not be limited in scope or duration by statute. The length of these base rate proceedings can cause the Utility operating companies and System Energy to experience regulatory lag in recovering costs through rates.  Decisions are typically subject to appeal, potentially leading to additional uncertainty associated with rate case proceedings.

The base rates of Entergy Texas are established largely in traditional base rate case proceedings. Apart from base rate proceedings, Entergy Texas has also filed to use rate riders to recover the revenue requirements associated with certain authorized historical costs. For example, Entergy Texas has recovered distribution-related capital investments through the distribution cost recovery factor rider mechanism, transmission-related capital investments and certain non-fuel MISO charges through the transmission cost recovery factor rider mechanism, and MISO fuel and energy-related costs through the fixed fuel factor mechanism. Entergy Texas is also required to make a filing every three years, at a minimum, reconciling its fuel and purchased power costs and fuel factor revenues. In the course of this reconciliation, the PUCT determines whether eligible fuel and fuel-related expenses and revenues are necessary and reasonable, and makes a prudence finding for each of the fuel-related contracts for the reconciliation period.

Between base rate cases, Entergy Arkansas and Entergy Mississippi are able to adjust base rates annually through formula rate plans that utilize a forward test year (Entergy Arkansas) or forward-looking features (Entergy Mississippi). In response to Entergy Arkansas’s application for a general change in rates in 2015, the APSC approved the formula rate plan tariff proposed by Entergy Arkansas including its use of a projected year test period and an initial five-year term. The initial five-year term expires in 2021 unless Entergy Arkansas requests, and the APSC approves, the extension of the formula rate plan tariff for an additional five years through 2026. In the event that Entergy Arkansas’s formula rate plan is terminated or is not extended beyond the initial term, Entergy Arkansas could file an

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy application for a general change in rates that may include a request for continued regulation under a formula rate review mechanism. If Entergy Mississippi’s formula rate plan is terminated, it would revert to the more traditional rate case environment or seek approval of a new formula rate plan. Entergy Arkansas and Entergy Mississippi recover fuel and purchased energy and certain non-fuel costs through other APSC-approved and MPSC-approved tariffs, respectively.

Entergy Louisiana historically sets electric base rates annually through a formula rate plan using an historic test year. The form of the formula rate plan, on a combined basis, was approved in connection with the business combination of Entergy Louisiana and Entergy Gulf States Louisiana and largely followed the formula rate plans that were approved by the LPSC in connection with the full electric base rate cases filed by those companies in February 2013. The formula rate plan was approved for continued use through the test year 2016 filing and included a cap in cost of service increases at a cumulative total of $30 million through the formula rate plan cycle, which cap was not reached. The LPSC also approved in the business combination Entergy Louisiana’s continuation of a mechanism to recover non-fuel MISO-related costs, which are calculated separately from the formula rate plan requirements, but embedded in the formula rate plan factor applied on customer bills. This recovery mechanism expired following the 2015 test year, but was renewed for the 2016 test year. MISO fuel and energy-related costs are recoverable in Entergy Louisiana’s fuel adjustment clause. The formula rate plan includes exceptions from the rate cap and sharing requirements for certain large capital investment projects, including acquisition or construction of generating facilities, as well as purchase power agreements approved by the LPSC, among other items. In August 2017, Entergy Louisiana filed to extend the formula rate plan for an additional three years and to reset rates to the authorized mid-point return on equity of 9.95%. The filing also seeks certain modifications to the formula rate plan, including a narrower, 80 basis points earnings sharing bandwidth and implementation of a rider to recover certain transmission-related investments, when those investments begin delivering benefits to customers. In the event that the electric formula rate plan is not renewed or extended, Entergy Louisiana would revert to the more traditional rate case environment.

Entergy New Orleans previously operated under a formula rate plan that ended with the 2011 test year. Currently, based on a settlement agreement approved by the City Council, with limited exceptions, no action may be taken with respect to Entergy New Orleans’s base rates until rates are implemented from a base rate case that must be filed for its electric and gas operations in 2018. The limited exceptions include implementation of the final year of a four-year phased-in rate increase for its Algiers operations in the Fifteenth Ward of the City of New Orleans and certain exceptional cost increases or decreases in its base revenue requirement.

The rates of System Energy are established by the FERC, and the costs allowed to be charged pursuant to these rates are, in turn, passed through to the participating Utility operating companies through the Unit Power Sales Agreement, which allows monthly adjustments to reflect the current operating costs of, and investment in, Grand Gulf.

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

The Utility operating companies recover their fuel, purchased power, and associated costs from their customers through rate mechanisms subject to periodic regulatory review and adjustment.  Because regulatory review can result in the disallowance of incurred costs found not to have been prudently incurred, including the cost of replacement power purchased when generators experience outages, with the possibility of refunds to ratepayers, there exists some risk to the ultimate recovery of those costs.  Regulators may also initiate proceedings to investigate the continued usage or the adequacy and operation of the fuel and purchased power recovery clauses of the Utility operating companies and, therefore, there can be no assurance that existing recovery mechanisms will remain unchanged or in effect at all.

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

There remains uncertainty regarding the effect of the termination of the System Agreement on the Utility operating companies.

The Utility operating companies historically have engaged in the coordinated planning, construction, and operation of generating resources and bulk transmission facilities under the terms of the System Agreement, which is a rate schedule that had been approved by the FERC. The System Agreement terminated in its entirety on August 31, 2016.

There remains uncertainty regarding the long-term effect of the termination of the System Agreement on the Utility operating companies because of the significant effect of the agreement on the generation and transmission functions of the Utility operating companies and the significant period of time (over 30 years) that it had been in existence. In the absence of the System Agreement, there remains uncertainty around the effectiveness of governance processes and the potential absence of federal authority to resolve certain issues among the Utility operating companies and their retail regulators.

In addition, although the System Agreement terminated in its entirety in August 2016, there are a number of outstanding System Agreement proceedings at the FERC that may require future adjustments, including challenges to the level and timing of payments made by Entergy Arkansas under the System Agreement. The outcome and timing of these FERC proceedings and resulting recovery and impact on rates cannot be predicted at this time.

For further information regarding the regulatory proceedings relating to the System Agreement, see Note 2 to the financial statements.

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

On December 19, 2013, the Utility operating companies integrated into the MISO RTO. MISO maintains functional control over the combined transmission systems of its members and administers wholesale energy and ancillary services markets for market participants in the MISO region, including the Utility operating companies. The Utility operating companies sell capacity, energy, and ancillary services on a bilateral basis to certain wholesale customers and offer available electricity production of their generating facilities into the MISO day-ahead and real-time energy markets pursuant to the MISO tariff and market rules. The Utility operating companies are subject to economic risks associated with participation in the MISO markets. MISO tariff rules and system conditions, including transmission congestion, could affect the Utility operating companies’ ability to sell power in certain regions and/or the economic value of such sales, and MISO market rules may change in ways that cause additional risk.

The Utility operating companies participate in the MISO regional transmission planning process and are subject to risks associated with planning decisions that MISO makes in the exercise of control over the planning of the Utility operating companies’ transmission assets that are under MISO’s functional control. The Utility operating companies pay transmission rates that reflect the cost of transmission projects that the Utility operating companies do not own, which could increase cash or financing needs. MISO is currently evaluating through its stakeholder process potential changes in the transmission project criteria in MISO. These changes, if adopted, could potentially result in a larger

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy volume of competitively bid and regionally cost allocated transmission projects. In addition to the cash and financing-related risks arising from the potential additional cost allocation to the Utility operating companies from these projects, there is a risk that the Utility operating companies’ business and financial position could be harmed as a result of lost investment opportunities and other effects that flow from an increased number of competitive projects being approved and constructed that are interconnected with their transmission systems. Further, the terms and conditions of the MISO tariff, including provisions related to the design and implementation of wholesale markets and the allocation of transmission upgrade costs, are subject to regulation by the FERC. The operation of the Utility operating companies’ transmission system pursuant to the MISO tariff and their participation in the MISO wholesale markets may be adversely affected by regulatory or market design changes, as well as liability under, or any future inability to comply with, existing or future regulations or requirements. In addition, orders from each of the Utility operating companies’ respective retail regulators generally require that the Utility operating companies make periodic filings setting forth the results of analysis of the costs and benefits realized from MISO membership as well as the projected costs and benefits of continued membership in MISO and/or requesting approval of their continued membership in MISO. These filings have been submitted periodically by each of the Utility operating companies as required by their respective retail regulators, and the outcome of the resulting proceedings may affect the Utility operating companies’ continued membership in MISO.

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

Nuclear Operating, Shutdown and Regulatory Risks

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

Nuclear capacity factors significantly affect the results of operations of certain Utility operating companies, System Energy, and Entergy Wholesale Commodities.  Nuclear plant operations involve substantial fixed operating costs.  Consequently, to be successful, a plant owner must consistently operate its nuclear power plants at high capacity factors, consistent with safety requirements. For the Utility operating companies that own nuclear plants, lower capacity factors can increase production costs by requiring the affected companies to generate additional energy, sometimes at higher costs, from their fossil facilities or purchase additional energy in the spot or forward markets in order to satisfy their supply needs.  For the Entergy Wholesale Commodities nuclear plants, lower capacity factors directly affect revenues and cash flow from operations.  Entergy Wholesale Commodities’ forward sales are comprised of various hedge products, many of which have some degree of operational-contingent price risk. Certain unit-contingent contracts guarantee specified minimum capacity factors. In the event plants with these contracts were operating below the guaranteed capacity factors, Entergy would be subject to price risk for the undelivered power.  Further, Entergy Wholesale Commodities’ nuclear forward sales contracts can also be on a firm LD basis, which subjects Entergy to increasing price risk as capacity factors decrease. Many of these firm hedge products have damages risk, capped through the use of risk management products.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities nuclear plant owners periodically shut down their nuclear power plants to replenish fuel.  Plant maintenance and upgrades are often scheduled during such refueling outages.  If refueling outages last longer than anticipated or if unplanned outages arise, Entergy’s and their results of operations, financial condition, and liquidity could be materially affected.

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

Certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities face risks related to the purchase of uranium fuel (and its conversion, enrichment, and fabrication). These risks could materially affect Entergy’s and their results of operations, financial condition and liquidity.

Based upon currently planned fuel cycles, Entergy’s nuclear units have a diversified portfolio of contracts and inventory that provides substantially adequate nuclear fuel materials and conversion and enrichment services at what Entergy believes are reasonably predictable prices through most of 2018.  The nuclear fuel supply portfolio for the Entergy Wholesale Commodities segment is being adjusted to reflect reduced overall requirements related to the planned permanent shutdown of the Palisades, Pilgrim, Indian Point 2 and Indian Point 3 plants over the next two to five years. Entergy’s ability to purchase nuclear fuel at reasonably predictable prices, however, depends upon the performance reliability of uranium miners. While there are a number of possible alternate suppliers that may be accessed to mitigate any supplier performance failure, the pricing of any such alternate uranium supply from the market will be dependent upon the market for uranium supply at that time. Entergy buys uranium from a diversified mix of sellers located in a diversified mix of countries, and from time to time purchases from nearly all qualified reliable major market participants worldwide that sell into the U.S. Market prices for nuclear fuel have been extremely volatile from time to time in the past.  Although Entergy’s nuclear fuel contract portfolio provides a degree of hedging against market risks for several years, costs for nuclear fuel in the future cannot be predicted with certainty due to normal inherent market uncertainties, and price changes could materially affect the liquidity, financial condition, and results of operations of certain of the Utility operating companies, System Energy, and Entergy Wholesale Commodities.

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

Entergy Arkansas, Entergy Louisiana, System Energy, and the Entergy Wholesale Commodities business face the risk that the NRC will change or modify its regulations, suspend, not renew, or revoke their licenses, or increase oversight of their nuclear plants, which could materially affect Entergy’s and their results of operations, financial condition, and liquidity.

Under the Atomic Energy Act and Energy Reorganization Act, the NRC regulates the operation of nuclear power plants.  The NRC may modify, suspend, not renew, or revoke licenses, shut down a nuclear facility and impose civil penalties for failure to comply with the Atomic Energy Act, related regulations, or the terms of the licenses for

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy nuclear facilities. The license renewal process in some cases may be the subject of significant public debate and legislative review and scrutiny at the federal and, in some cases, state level, though the decision whether to renew is subject to the exclusive jurisdiction of the NRC. Interested parties may also intervene which could result in prolonged proceedings. A change in the Atomic Energy Act, other applicable statutes, or the applicable regulations or licenses, or the NRC’s interpretation thereof, may require a substantial increase in capital expenditures or may result in increased operating or decommissioning costs and could materially affect the results of operations, liquidity, or financial condition of Entergy (through Entergy Wholesale Commodities), its Utility operating companies, or System Energy.  A change in the classification of a plant owned by one of these companies under the NRC’s Reactor Oversight Process, which is the NRC’s program to collect information about plant performance, assess the information for its safety significance, and provide for appropriate licensee and NRC response, also could cause the owner of the plant to incur material additional costs as a result of the increased oversight activity and potential response costs associated with the change in classification. For additional information concerning the current classification of the plants owned by Entergy Arkansas, Entergy Louisiana, System Energy, and the Entergy Wholesale Commodities business, see “Regulation of Entergy’s Business - Regulation of the Nuclear Power Industry - NRC Reactor Oversight Process” in Part I, Item 1 and Note 8 to the financial statements.

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

The nuclear generating units owned by certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business began commercial operations in the 1970s-1980s.  Older equipment may require more capital expenditures to keep each of these nuclear power plants operating safely and efficiently.  This equipment is also likely to require periodic upgrading and improvement.  Any unexpected failure, including failure associated with breakdowns, forced outages, or any unanticipated capital expenditures, could result in increased costs, some of which costs may not be fully recoverable by the Utility operating companies and System Energy in regulatory proceedings.  Operations at any of the nuclear generating units owned and operated by Entergy’s subsidiaries could degrade to the point where the affected unit needs to be shut down or operated at less than full capacity.  If this were to happen, identifying and correcting the causes may require significant time and expense.  A decision may be made to close a unit rather than incur the expense of restarting it or returning the unit to full capacity.  For the Utility operating companies and System Energy, this could result in certain costs being stranded and potentially not fully recoverable in regulatory proceedings. For Entergy Wholesale Commodities, this could result in lost revenue and increased fuel and purchased power expense to meet supply commitments and penalties for failure to perform under their contracts with customers. In addition, the operation and maintenance of Entergy’s nuclear facilities require the commitment of substantial human resources that can result in increased costs.

The nuclear industry continues to address susceptibility to the effects of stress corrosion cracking and other corrosion mechanisms on certain materials within plant systems.  The issue is applicable at all nuclear units to varying degrees and is managed in accordance with industry standard practices and guidelines that include in-service examinations, replacements, and mitigation strategies.  Developments in the industry or identification of issues at the nuclear units could require unanticipated remediation efforts that cannot be quantified in advance.

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

Certain of the Utility operating companies, System Energy and the owners of the Entergy Wholesale Commodities nuclear plants incur costs for the on-site storage of spent nuclear fuel.  The approval of a license for a national repository for the disposal of spent nuclear fuel, such as the one proposed for Yucca Mountain, Nevada, or any interim storage facility, and the timing of such facility opening, will significantly affect the costs associated with on-site storage of spent nuclear fuel.  For example, while the DOE is required by law to proceed with the licensing of Yucca Mountain and, after the license is granted by the NRC, to construct the repository and commence the receipt of spent fuel, the NRC licensing of the Yucca Mountain repository is effectively at a standstill. These actions are prolonging the time before spent fuel is removed from Entergy’s plant sites.  Because the DOE has not accomplished its objectives, it is in non-compliance with the Nuclear Waste Policy Act of 1982 and has breached its spent fuel disposal contracts, and Entergy has sued the DOE for such breach.  Furthermore, Entergy is uncertain as to when the DOE will commence acceptance of spent fuel from its facilities for storage or disposal.  As a result, continuing future expenditures will be required to increase spent fuel storage capacity at the companies’ nuclear sites and maintenance costs on existing storage facilities, including aging management of fuel storage casks, may increase.  The costs of on-site storage are also affected by regulatory requirements for such storage.  In addition, the availability of a repository or other off-site storage facility for spent nuclear fuel may affect the ability to fully decommission the nuclear units and the costs relating to decommissioning.  For further information regarding spent fuel storage, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs – Spent Fuel Disposal” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy and Note 8 to the financial statements.

Certain of the Utility operating companies, System Energy, and the Entergy Wholesale Commodities nuclear plant owners may be required to pay substantial retrospective premiums imposed under the Price-Anderson Act in the event of a nuclear incident, and losses not covered by insurance could have a material effect on Entergy’s and their results of operations, financial condition, or liquidity.

Accidents and other unforeseen problems at nuclear power plants have occurred both in the United States and elsewhere.  The Price-Anderson Act limits each reactor owner’s public liability (off-site) for a single nuclear incident to the payment of retrospective premiums into a secondary insurance pool of up to approximately $127.3 million per reactor.   With 102 reactors currently participating, this translates to a total public liability cap of approximately $13 billion per incident.  The limit is subject to change to account for the effects of inflation, a change in the primary limit of insurance coverage, and changes in the number of licensed reactors.  As required by the Price-Anderson Act, the Utility operating companies, System Energy, and Entergy Wholesale Commodities carry the maximum available amount of primary nuclear off-site liability insurance with American Nuclear Insurers (which is $450 million for each operating site as of January 1, 2018).  Claims for any nuclear incident exceeding that amount are covered under the retrospective premiums paid into the secondary insurance pool.  As a result, in the event of a nuclear incident that causes damages (off-site) in excess of the primary insurance coverage, each owner of a nuclear plant reactor, including Entergy’s Utility operating companies, System Energy, and the Entergy Wholesale Commodities plant owners, regardless of fault or proximity to the incident, will be required to pay a retrospective premium, equal to its proportionate share of the loss in excess of the primary insurance level, up to a maximum of approximately $127.3 million per reactor per incident (Entergy’s maximum total contingent obligation per incident is $1.146 billion).  The retrospective premium payment is currently limited to approximately $19 million per year per incident per reactor until the aggregate public liability for each licensee is paid up to the $127.3 million cap.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy
NEIL is a utility industry mutual insurance company, owned by its members, including the Utility operating companies, System Energy, and the owners of the Entergy Wholesale Commodities plants. All member plants could be subject to an annual assessment (retrospective premium of up to 10 times current annual premium for all policies) should the surplus (reserve) be significantly depleted due to insured losses.  As of December 31, 2017, the maximum annual assessment amounts total $112.2 million for the Utility plants.  Retrospective premium insurance available through NEIL’s reinsurance treaty can cover the potential assessments and the Entergy Wholesale Commodities plants currently maintain the retrospective premium insurance to cover those potential assessments.

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

The decommissioning trust fund assets for the nuclear power plants owned by the Utility operating companies, System Energy and the Entergy Wholesale Commodities nuclear plant owners may not be adequate to meet decommissioning obligations if market performance and other changes decrease the value of assets in the decommissioning trusts, if one or more of Entergy’s nuclear power plants is retired earlier than the anticipated shutdown date, if the plants cost more to decommission than estimated, or if current regulatory requirements change, which then could require significant additional funding.

Owners of nuclear generating plants have an obligation to decommission those plants.  Certain of the Utility operating companies, System Energy, and owners of the Entergy Wholesale Commodities nuclear power plants maintain decommissioning trust funds for this purpose.  Certain of the Utility operating companies collect funds from their customers, which are deposited into the trusts covering the units operated for or on behalf of those companies.  Those rate collections, as adjusted from time to time by rate regulators, are generally based upon operating license lives and trust fund balances as well as estimated trust fund earnings and decommissioning costs.  Assets in these trust funds are subject to market fluctuations, will yield uncertain returns that may fall below projected return rates, and may result in losses resulting from the recognition of impairments of the value of certain securities held in these trust funds.

In connection with the acquisition of certain nuclear plants, the Entergy Wholesale Commodities plant owners acquired decommissioning trust funds that are funded in accordance with NRC regulations.  Under NRC regulations, Entergy Wholesale Commodities’ nuclear subsidiaries are permitted to project the NRC-required decommissioning amount, based on an NRC formula or a site-specific estimate, and the amount that will be available in each of the Entergy Wholesale Commodities nuclear power plant’s decommissioning trusts combined with other decommissioning financial assurances in place.  The projections are made based on the operating license expiration date and the mid-point of the subsequent decommissioning process, or the anticipated actual completion of decommissioning if a site-specific estimate is used, for each of these nuclear power plants.  As a result, if the projected amount of individual plants’ decommissioning trusts exceeds the NRC-required decommissioning amount, then its decommissioning obligations are considered to be funded in accordance with NRC regulations.  If the projected costs do not sufficiently reflect the actual costs the applicable Entergy subsidiaries would be required to incur to decommission these nuclear power plants, or funding is otherwise inadequate, or if the formula, formula inputs, or site-specific estimate is changed to require increased funding, additional resources would be required.  Furthermore, depending upon the level of funding available in the trust funds, the NRC may not permit the trust funds to be used to pay for related costs such as the management of spent nuclear fuel that are not included in the NRC’s formula.  The NRC may also require a plan for the provision of separate funding for spent fuel management costs.  In addition to NRC requirements, there are other decommissioning-related obligations for certain of the Entergy Wholesale Commodities nuclear power plants, which management believes it will be able to satisfy.

Further, federal or state regulatory changes, including mandated increases in decommissioning funding or changes in the methods or standards for decommissioning operations, may also increase the funding requirements of,

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy or accelerate the timing for funding of, the obligations related to the decommissioning of Entergy Wholesale Commodities nuclear power plants or may restrict the decommissioning-related costs that can be paid from the decommissioning trusts.  As a result, under any of these circumstances, Entergy’s results of operations, liquidity, and financial condition could be materially affected.

An early plant shutdown (either generally or relative to current expectations), poor investment results or higher than anticipated decommissioning costs (including as a result of changing regulatory requirements) could cause trust fund assets to be insufficient to meet the decommissioning obligations, with the result that the Utility operating companies, System Energy or the Entergy Wholesale Commodities nuclear plant owners may be required to provide significant additional funds or credit support to satisfy regulatory requirements for decommissioning, which, with respect to the Utility operating companies, may not be recoverable from customers in a timely fashion or at all.

For further information regarding nuclear decommissioning costs, management’s decision to exit the merchant power business and the impairment charges that resulted from such decision, see the “Critical Accounting Estimates - Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy, the “Entergy Wholesale Commodities Exit from the Merchant Power Business” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries and Notes 9 and 14 to the financial statements.

Changes in NRC regulations or other binding regulatory requirements may cause increased funding requirements for nuclear plant decommissioning trusts.

NRC regulations require certain minimum financial assurance requirements for meeting obligations to decommission nuclear power plants.  Those financial assurance requirements may change from time to time, and certain changes may result in a material increase in the financial assurance required for decommissioning the Utility operating companies’, System Energy’s, and owners of Entergy Wholesale Commodities nuclear power plants.  Such changes could result in the need for additional contributions to decommissioning trusts, or the posting of parent guarantees, letters of credit, or other surety mechanisms.  For further information regarding nuclear decommissioning costs, see the “Critical Accounting Estimates – Nuclear Decommissioning Costs” section of Management’s Financial Discussion and Analysis for Entergy, Entergy Arkansas, Entergy Louisiana, and System Energy and Note 9 to the financial statements.

New or existing safety concerns regarding operating nuclear power plants and nuclear fuel could lead to restrictions upon the operation and decommissioning of Entergy’s nuclear power plants.

New and existing concerns are being expressed in public forums about the safety of nuclear generating units and nuclear fuel, in particular in the northeastern United States, which is where most of the current fleet of Entergy Wholesale Commodities nuclear power plants is located.  These concerns have led to, and are expected to continue to lead to, various proposals to Federal regulators and governing bodies in some localities where Entergy’s subsidiaries own nuclear generating units for legislative and regulatory changes that could lead to the shutdown of nuclear units, denial of license renewal applications, additional requirements or restrictions related to spent nuclear fuel on-site storage and eventual disposal, or other adverse effects on owning, operating and decommissioning nuclear generating units.  Entergy vigorously responds to these concerns and proposals.  If any of the existing proposals, or any proposals that may arise in the future with respect to legislative and regulatory changes, become effective, they could have a material effect on Entergy’s results of operations, financial condition, and liquidity.

(Entergy Corporation)

A failure to obtain renewed licenses or other approvals required for the continued operation of the Entergy Wholesale Commodities’ Indian Point nuclear power plants could have a material effect on Entergy’s results of operations, financial condition, and liquidity and could lead to an acceleration of the timing for the funding of decommissioning obligations.

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The license renewal and related processes for the Entergy Wholesale Commodities’ Indian Point nuclear power plants have been and may continue to be the subject of significant public debate and regulatory and legislative review and scrutiny at the federal and, in certain cases, state level.  The original expiration date of the operating license for Indian Point 2 was September 2013 and the original expiration date of the operating license for Indian Point 3 was December 2015.  Because these plants filed timely license renewal applications, the NRC’s rules provide that these plants may continue to operate under their existing operating licenses until their renewal applications have been finally determined.

In January 2017, Entergy announced that it plans to shut down Indian Point 2 in 2020 and Indian Point 3 in 2021. The early and orderly shutdown is part of a settlement under which New York State has agreed to drop legal challenges and support renewal of the operating licenses for Indian Point. For additional discussion of the settlement agreement with New York State, see the “Entergy Wholesale Commodities Authorizations to Operate Indian Point” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

If the NRC were to deny the applications for the renewal of operating licenses for the Indian Point nuclear power plants, or if Indian Point fails to obtain other approvals, Entergy’s results of operations, financial condition, and liquidity could be materially affected by loss of revenue and cash flow associated with the plant or plants until the proposed shutdown date, potential impairments of the carrying value of the plants, increased depreciation rates, and an accelerated need for decommissioning funds, which could require additional funding. In addition, Entergy may incur increased operating costs depending on any conditions that may be imposed in connection with license renewal.  For further discussion regarding the license renewal processes for the Indian Point nuclear power plants, see the “Entergy Wholesale Commodities Authorizations to Operate Indian Point” in Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis.

Entergy Wholesale Commodities nuclear power plants are exposed to price risk.

Entergy and its subsidiaries do not have a regulator-authorized rate of return on their capital investments in non-utility businesses.  As a result, the sale of capacity and energy from the Entergy Wholesale Commodities nuclear power plants, unless otherwise contracted, is subject to the fluctuation of market power prices. In order to reduce future price risk to desired levels, Entergy Wholesale Commodities utilizes contracts that are unit-contingent and Firm LD and various products such as forward sales, options, and collars.  As of December 31, 2017, Entergy Wholesale Commodities’ nuclear power generation plants had sold forward 98% in 2018, 91% in 2019, 51% in 2020, 74% in 2021, and 67% in 2022 of its generation portfolio’s planned energy output, reflecting the planned shutdown or sale of the Entergy Wholesale Commodities nuclear power plants by mid-2022.

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

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

The effects of sustained low natural gas prices and power market structure challenges have resulted in lower market prices for electricity in the power regions where the Entergy Wholesale Commodities nuclear power plants are located. In addition, currently the market design under which the plants operate does not adequately compensate merchant nuclear plants for their environmental and fuel diversity benefits in the region. These conditions were primary factors leading to Entergy’s decision to shut down (or sell) Entergy Wholesale Commodities’ nuclear power plants before the end of their operating licenses (or requested operating licenses for Indian Point 2 and Indian Point 3).

The price that different counterparties offer for various products including forward sales is influenced both by market conditions as well as the contract terms such as damage provisions, credit support requirements, and the number of available counterparties interested in contracting for the desired forward period.  Depending on differences between market factors at the time of contracting versus current conditions, Entergy Wholesale Commodities’ contract portfolio may have average contract prices above or below current market prices, including at the expiration of the contracts, which may significantly affect Entergy Wholesale Commodities’ results of operations, financial condition, or liquidity.  New hedges are generally layered into on a rolling forward basis, which tends to drive hedge over-performance to market in a falling price environment, and hedge underperformance to market in a rising price environment; however, hedge timing, product choice, and hedging costs will also affect these results. See the “Market and Credit Risk Sensitive Instruments” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries.  Since Entergy Wholesale Commodities has announced the closure (or sale) of its nuclear plants, Entergy Wholesale Commodities may enter into fewer forward sales contracts for output from such plants.

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

•
changes in Federal and state energy and environmental laws and regulations and other initiatives, such as the Regional Greenhouse Gas Initiative, including but not limited to, the price impacts of proposed emission controls;

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

The Entergy Wholesale Commodities business is subject to extensive regulation under federal, state, and local laws. Compliance with the requirements under these various regulatory regimes may cause the Entergy Wholesale Commodities business to incur significant additional costs, and failure to comply with such requirements could result in the shutdown of the non-complying facility, the imposition of liens, fines and/or civil or criminal liability.

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

The Entergy Wholesale Commodities business is also affected by legislative and regulatory changes, as well as changes to market design, market rules, tariffs, cost allocations, and bidding rules imposed by the existing Independent System Operators.  The Independent System Operators that oversee most of the wholesale power markets may impose, and in the future may continue to impose, mitigation, including price limitations, offer caps and other mechanisms, to address some of the volatility and the potential exercise of market power in these markets.  These types of price limitations and other regulatory mechanisms may have an adverse effect on the profitability of the Entergy Wholesale Commodities business’ generation facilities that sell energy and capacity into the wholesale power markets. Further, the New York Independent System Operator could determine that the timing of the shutdown of the Indian Point units could be inconsistent with its market power rules, and impose certain penalties that could affect Entergy Wholesale Commodities. For further information regarding federal, state and local laws and regulation applicable to the Entergy Wholesale Commodities business, see the “Regulation of Entergy’s Business” section in Part I, Item 1.

The regulatory environment applicable to the electric power industry is subject to changes as a result of restructuring initiatives at both the state and federal levels. Entergy cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on the Entergy Wholesale Commodities business.  In addition, in some of these markets, interested parties have proposed material market design changes, including the elimination of a single clearing price mechanism, have raised claims that the competitive marketplace is not working because energy prices in wholesale markets exceed the marginal cost of operating nuclear power plants, and have made proposals to re-regulate the markets, impose a generation tax, or require divestitures by generating companies to reduce their market share.  Other proposals to re-regulate may be made and legislative or other attention to the electric power market restructuring process may delay or reverse the deregulation process, which

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy could require material changes to business planning models.  If competitive restructuring of the electric power markets is reversed, modified, discontinued, or delayed, the Entergy Wholesale Commodities business’ results of operations, financial condition, and liquidity could be materially affected.

The power plants owned by the Entergy Wholesale Commodities business are subject to impairment charges in certain circumstances, which could have a material effect on Entergy’s results of operations, financial condition or liquidity.

Entergy reviews long-lived assets held in all of its business segments whenever events or changes in circumstances indicate that recoverability of these assets is uncertain.  Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from the operations of such assets.  Projected net cash flows depend on the expected operating life of the assets, the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy and capacity over the remaining life of the assets.  In particular, the assets of the Entergy Wholesale Commodities business are subject to further impairment in connection with the closure or sale of the plants discussed below. Moreover, prior to the closure or sale of these plants, the failure of the Entergy Wholesale Commodities business to achieve forecasted operating results and cash flows, an unfavorable change in forecasted operating results or cash flows, a reduction in the expected remaining useful life of a unit (including if the operating licenses for the Indian Point power plants are not renewed by the NRC), or a decline in observable industry market multiples could all result in potential additional impairment charges for the affected assets.

On August 27, 2013, Entergy announced its plan to close and decommission Vermont Yankee.  Vermont Yankee ceased power production in the fourth quarter 2014 at the end of a fuel cycle.  This decision was approved by the Board in August 2013, and resulted in the recognition of impairment charges in 2013 and 2014. In October 2015, Entergy determined that it will close the Pilgrim and FitzPatrick plants. The Pilgrim plant will cease operations no later than June 1, 2019. FitzPatrick was expected to shut down at the end of its current fuel cycle, planned for January 27, 2017, but in March 2017, Entergy sold the FitzPatrick plant to Exelon Generation Company, LLC which continues to operate the plant. During the third quarter 2015, Entergy recorded impairment and other related charges to write down the carrying values of the FitzPatrick and Pilgrim plants and related assets to their fair values. In addition, in the fourth quarter 2015, Entergy recorded impairment and other related charges to write down the carrying value of the Palisades plant and related assets to their fair value. In December 2016, Entergy reached an agreement with Consumers Energy to terminate the PPA for the Palisades plant and to shut down the plant in 2018, but the agreement was terminated in September 2017 after the Michigan Public Service Commission decided that Consumers Power could not recover costs incurred under the agreement. Entergy intends to shut down the Palisades plant permanently on May 31, 2022. In January 2017, Entergy announced that it reached a settlement with New York State and plans to close the Indian Point 2 plant in 2020 and the Indian Point 3 plant in 2021. As a result, in the fourth quarter of 2016, Entergy recorded impairment and other related charges to write down the carrying values of the Palisades and Indian Point 2 and Indian Point 3 plants and related assets to their fair value. In addition to the impairments and other related charges, Entergy has incurred severance and employee retention costs and expects to incur additional charges through 2022 relating to the decisions to shut down Vermont Yankee, Palisades, Pilgrim, Indian Point 2 and Indian Point 3, and the sale of FitzPatrick.

If Entergy concludes that any of its nuclear power plants is unlikely to operate through its planned shutdown date, which conclusion would be based on a variety of factors, such a conclusion could result in a further impairment of part or all of the carrying value of the plant.  Any impairment charge taken by Entergy with respect to its long-lived assets, including the power plants owned by the Entergy Wholesale Commodities business, would likely be material in the quarter that the charge is taken and could otherwise have a material effect on Entergy’s results of operations, financial condition, or liquidity. For further information regarding evaluating long-lived assets for impairment, see the “Critical Accounting Estimates - Impairment of Long-lived Assets and Trust Fund Investments” section of Management’s Financial Discussion and Analysis for Entergy Corporation and Subsidiaries and for further discussion of the impairment charges, see Note 14 to the financial statements.

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

Entergy’s business is capital intensive and dependent upon its ability to access capital at reasonable rates and other terms.  At times there are also spikes in the price for natural gas and other commodities that increase the liquidity requirements of the Utility operating companies and Entergy Wholesale Commodities.  In addition, Entergy’s and the Utility operating companies’ liquidity needs could significantly increase in the event of a hurricane or other weather-related or unforeseen disaster similar to that experienced in Entergy’s service territory with Hurricane Katrina and Hurricane Rita in 2005, Hurricane Gustav and Hurricane Ike in 2008, and Hurricane Isaac in 2012.  The occurrence of one or more contingencies, including a delay in regulatory recovery of fuel or purchased power costs or storm restoration costs, higher than expected pension contributions, an acceleration of payments or decreased credit lines, less cash flow from operations than expected, or other unknown events, could cause the financing needs of Entergy and its subsidiaries to increase.  In addition, accessing the debt capital markets more frequently in these situations may result in an increase in leverage.  Material leverage increases could negatively affect the credit ratings of Entergy and the Utility operating companies, which in turn could negatively affect access to the capital markets.

The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively affect Entergy and its subsidiaries’ ability to maintain and to expand their businesses.  Events beyond Entergy’s control may create uncertainty that could increase its cost of capital or impair its ability to access the capital markets, including the ability to draw on its bank credit facilities.  Entergy and its subsidiaries are unable to predict the degree of success they will have in renewing or replacing their credit facilities as they come up for renewal.  Moreover, the size, terms, and covenants of any new credit facilities may not be comparable to, and may be more restrictive than, existing facilities.  If Entergy and its subsidiaries are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility and/or limit Entergy Corporation’s ability to sustain its current common stock dividend level.

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

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Most of Entergy Corporation’s and its subsidiaries’ large customers, suppliers, and counterparties require sufficient creditworthiness to enter into transactions.  If Entergy Corporation’s or its subsidiaries’ ratings decline, particularly below investment grade, or if certain counterparties believe Entergy Corporation or the Utility operating companies are losing creditworthiness and demand adequate assurance under fuel, gas, and purchased power contracts, the counterparties may require posting of collateral in cash or letters of credit, prepayment for fuel, gas or purchased power or accelerated payment, or counterparties may decline business with Entergy Corporation or its subsidiaries. At December 31, 2017, based on power prices at that time, Entergy had liquidity exposure of $167 million under the guarantees in place supporting Entergy Wholesale Commodities transactions and $8 million of posted cash collateral. In the event of a decrease in Entergy Corporation’s credit rating to below investment grade, based on power prices as of December 31, 2017, Entergy would have been required to provide approximately $98 million of additional cash or letters of credit under some of the agreements. In the event of a decrease in the credit ratings of Entergy’s Utility operating companies to below investment grade, those companies collectively could be required to provide up to $50 million of additional cash or letters of credit to MISO. As of December 31, 2017, the liquidity exposure associated with Entergy Wholesale Commodities assurance requirements, including return of previously received collateral from counterparties, would increase by $372 million for a $1 per MMBtu increase in gas prices in both the short- and long-term markets.

Recent U.S. tax legislation may materially adversely affect Entergy’s financial condition, results of operations, cash flows, and credit ratings.

The recently enacted H.R. 1, also known as the Tax Cuts and Jobs Act of 2017, will significantly change the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, reducing the federal corporate income tax rate, limiting interest deductions, and altering the expensing of capital expenditures. The legislation is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could lessen or increase certain impacts of the legislation. In addition, the regulatory treatment of the impacts of this legislation, particularly on companies like Entergy and the Registrant Subsidiaries, will be subject to the discretion of federal, state, and local public utility regulators.

As further described in Note 3 to the financial statements, Entergy recorded a reduction of certain of its net deferred income tax assets (including the value of its net operating loss carryforwards) and regulatory liabilities, resulting in a charge against earnings in the fourth quarter 2017 of $526 million, including a $34 million net-of-tax reduction of regulatory liabilities, and Entergy and the Utility operating companies recorded a reduction of approximately $3.7 billion on a consolidated basis in certain of its net deferred tax liabilities and a corresponding increase in net regulatory liabilities. Depending on the outcome of the ratemaking process, IRS examinations, or tax positions and elections that Entergy may elect, Entergy and the Registrant Subsidiaries may be required to record additional charges or credits to income tax expense. Further, the amount and timing of the return of the deferred taxes to customers is dependent upon the regulatory treatment received, and, if the Registrant Subsidiaries are unsuccessful in receiving balanced regulatory treatment, Entergy’s or the Utility operating companies’ cash flow could be materially adversely affected. Further, there may be other material effects resulting from the legislation that have not been identified. While Entergy plans to finance its cash needs that result from the Act through a combination of Registrant Subsidiary debt and Entergy Corporation debt and equity, there can be no assurance that Entergy or the Registrant Subsidiaries will obtain debt or equity financing on terms that are satisfactory or consistent with their current expectations.

In addition, while Moody’s changed the ratings outlooks for Entergy Corporation to negative from stable in reaction to the legislation, it is unclear when or how capital markets, other credit rating agencies, the FERC or state or local regulators may respond to this legislation. Entergy expects that certain financial metrics used by credit rating agencies will be negatively affected as a result of the return of excess deferred taxes to customers, increased debt, and the decrease in the Registrant Subsidiaries’ revenue requirements, and related decrease in operating cash flows, expected as a consequence of the lower federal corporate income tax rate while, at the same time, the loss of the bonus depreciation tax deduction will increase taxable income in the future. Also, the timing of the return of excess deferred income taxes

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy to customers will not exactly match the lower taxes that Entergy will be paying which will result in cash outflows to customers. It is also uncertain how other credit rating agencies will treat the impacts of this legislation on their credit ratings and metrics, and whether additional avenues will evolve for companies to manage the adverse aspects of this legislation. These avenues, to the extent available and if successfully applied, could lessen the impacts on certain credit metrics, although there can be no assurance in this regard.

Entergy believes that interpretations and implementing regulations by the IRS, as well as potential amendments and technical corrections, could result in lessening the impacts of certain aspects of this legislation. If Entergy is unable to successfully pursue avenues to manage the effects of the new tax legislation, or if additional interpretations, regulations, amendments, or technical corrections exacerbate the effects of the legislation, the legislation could have a material effect on Entergy’s results of operations, financial condition, and cash flows, and could result in additional credit rating agency actions. Any such actions by credit rating agencies may make it more difficult and costly for Entergy to issue debt securities and certain other types of financing and could increase borrowing costs under its credit facilities.

For further information regarding the effects of the Act, see the “Income Tax Legislation” section of Management’s Financial Discussion and Analysis for Entergy. Also, Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses proceedings commenced or other responses by Entergy’s regulators to the Act.

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition and liquidity.

Entergy and its subsidiaries make judgments regarding the potential tax effects of various transactions and results of operations to estimate their obligations to taxing authorities.  These tax obligations include income, franchise, real estate, sales and use, and employment-related taxes.  These judgments include provisions for potential adverse outcomes regarding tax positions that have been taken.  Entergy and its subsidiaries also estimate their ability to utilize tax benefits, including those in the form of carryforwards for which the benefits have already been reflected in the financial statements.  Changes in federal, state, or local tax laws, adverse tax audit results or adverse tax rulings on positions taken by Entergy and its subsidiaries could negatively affect Entergy’s, the Utility operating companies’, and System Energy’s results of operations, financial condition, and liquidity. For further information regarding Entergy’s income taxes, see Note 3 to the financial statements.

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

From time to time, Entergy and its subsidiaries have pursued and may continue to pursue strategic transactions including merger, acquisition, divestiture, joint venture, restructuring or other strategic transactions. For example, in November 2016, Entergy announced that it had entered into a purchase and sale agreement with NorthStar for the sale of 100% of the membership interests in Entergy Nuclear Vermont Yankee, which owns the Vermont Yankee plant. In addition, as part of Entergy’s plan to exit the merchant power business, it plans to shut down its remaining merchant nuclear power plants by mid-2022. These transactions and plans are or may become subject to regulatory approval and other material conditions or contingencies. The failure to complete these transactions or plans or any future strategic transaction successfully or on a timely basis could have an adverse effect on Entergy’s financial condition, results of operations and the market’s perception of Entergy’s ability to execute its strategy. Further, these transactions, and any completed or future strategic transactions, involve substantial risks, including the following:

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

•
the disposition of a business or asset may involve continued financial involvement in the divested business, such as through continuing equity ownership, transition service agreements, guarantees, indemnities, or other current or contingent financial obligations;

•
Entergy may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner when it decides to sell an asset or a business, which could delay the accomplishment of its strategic objectives. Alternatively, Entergy may dispose of a business or asset at a price or on terms that are less than what it had anticipated, or with the exclusion of assets that must be divested or run off separately;

•	the disposition of a business could result in impairments and related write-offs of the carrying values of the relevant assets;

•	acquired businesses or assets may not produce revenues, earnings or cash flow at anticipated levels;

•	acquired businesses or assets could have environmental, permitting or other problems for which contractual protections prove inadequate;

•	Entergy and/or its subsidiaries may assume liabilities that were not disclosed to them, that exceed their estimates, or for which their rights to indemnification from the seller are limited;

•	the disposition of a business, including Entergy’s planned exit from the merchant power business, could divert management’s attention from other business concerns;

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

Entergy may not be successful in managing these or any other significant risks that it may encounter in acquiring or divesting a business, or engaging in other strategic transactions, which could have a material effect on its business.

The construction of, and capital improvements to, power generation facilities involve substantial risks.  Should construction or capital improvement efforts be unsuccessful, the financial condition, results of operations, or liquidity of Entergy and the Utility operating companies could be materially affected.

Entergy’s and the Utility operating companies’ ability to complete construction of power generation facilities, or make other capital improvements, in a timely manner and within budget is contingent upon many variables and subject to substantial risks.  These variables include, but are not limited to, project management expertise and escalating costs for materials, labor, and environmental compliance.  Delays in obtaining permits, shortages in materials and qualified labor, suppliers and contractors not performing as required under their contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs,  downward changes in the economy, changes in law or regulation, including environmental compliance requirements, and other events beyond the control of the Utility operating companies or the Entergy Wholesale Commodities business may occur that may materially affect the schedule, cost, and performance of these projects.  If these projects or other capital improvements are significantly delayed or become subject to cost overruns or cancellation, Entergy and the Utility operating companies could incur additional costs and termination payments, or face increased risk of potential write-off of the investment in the project.  In addition, the Utility operating companies could be exposed to higher costs and market volatility, which could affect cash flow and cost recovery, should their respective regulators decline to approve the construction of new generation needed to meet the reliability needs of customers at the lowest reasonable cost.

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

The businesses in which the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business operate are subject to extensive environmental regulation by local, state, and federal authorities.  These laws and regulations affect the manner in which the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business conduct their operations and make capital expenditures.  These laws and regulations also affect how the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business manage air emissions, discharges to water, wetlands impacts, solid and hazardous waste storage and disposal, cooling and service water intake, the protection of threatened and endangered species, certain migratory birds and eagles, hazardous materials transportation, and similar matters.  Federal, state, and local authorities continually revise these laws and regulations, and the laws and regulations are subject to judicial interpretation and to the permitting and enforcement discretion vested in the implementing agencies.  Developing and implementing plans for facility compliance with these requirements can lead to capital, personnel, and operation and maintenance expenditures.  Violations of these requirements can subject the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business to enforcement actions, capital expenditures to bring existing facilities into compliance, additional operating costs or operating restrictions to achieve compliance, remediation and clean-up costs, civil penalties, and exposure to third parties’ claims for alleged health or property damages or for violations of applicable permits or standards.  In addition, the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business potentially are subject to liability under these laws for the costs of remediation of environmental contamination of property now or formerly owned or operated by the Utility operating companies, System Energy, and Entergy Wholesale Commodities and of property contaminated by hazardous substances they generate.  The Utility operating companies are currently involved in proceedings relating to sites where hazardous substances have been released and may be subject to additional proceedings in the future.  The Utility operating companies, System Energy, and the Entergy Wholesale Commodities business have incurred and expect to incur significant costs related to environmental compliance.

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

Temperatures above normal levels in the summer tend to increase electric cooling demand and revenues, and temperatures below normal levels in the winter tend to increase electric and gas heating demand and revenues.  As a corollary, moderate temperatures in either season tend to decrease usage of energy and resulting revenues.  Seasonal pricing differentials, coupled with higher consumption levels, typically cause the Utility operating companies to report higher revenues in the third quarter of the fiscal year than in the other quarters.  Extreme weather conditions or storms,  however, may stress the Utility operating companies’ generation facilities and transmission and distribution systems, resulting in increased maintenance and capital costs (and potential increased financing needs), limits on their ability to meet peak customer demand, increased regulatory oversight, and lower customer satisfaction.  These extreme conditions could have a material effect on the Utility operating companies’ financial condition, results of operations, and liquidity.

Entergy’s electricity sales volumes are affected by a number of factors, including economic conditions, weather, customer bill sizes (large bills tend to induce conservation), trends in energy efficiency, new technologies and self-generation alternatives, including the willingness and ability of large industrial customers to develop co-generation facilities that greatly reduce their demand from Entergy. Some of these factors are inherently cyclical or temporary in nature, such as the weather or economic conditions, and rarely have a long-lasting effect on Entergy’s operating results.  Others, such as the increasing adoption of energy efficient appliances, new building codes, distributed energy resources, energy storage, demand side management and new technologies such as rooftop solar are having a more permanent effect of reducing sales growth rates from historical norms. As a result of these emerging efficiencies and technologies, the Utility operating companies may experience lower usage per customer in the residential and commercial classes, and further advances have the potential to limit sales growth in the future.  Electricity sales to industrial customers, in particular, benefit from steady economic growth and favorable commodity prices; however, they are sensitive to changes in conditions in the markets in which its customers operate.  Any negative change in any of these or other factors has the potential to result in slower sales growth or sales declines and increased bad debt expense, which could materially affect Entergy’s and the Utility operating companies’ results of operations, financial condition, and liquidity.

The effects of climate change and environmental and regulatory obligations intended to compel greenhouse gas emission reductions or to place a price on greenhouse gas emissions could materially affect the financial condition, results of operations, and liquidity of Entergy, the Utility operating companies, System Energy, and the Entergy Wholesale Commodities business.

In an effort to address climate change concerns, federal, state, and local authorities are calling for additional laws and regulations aimed at known or suspected causes of climate change.  For example, in response to the United States Supreme Court’s 2007 decision holding that the EPA has authority to regulate emissions of CO2 and other “greenhouse gases” under the Clean Air Act, the EPA, various environmental interest groups, and other organizations are focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  In 2010, the EPA promulgated its first regulations controlling greenhouse gas emissions from certain vehicles and from new and significantly modified stationary sources of emissions, including electric generating units.  During 2012 and 2014, the EPA proposed CO2 emission standards for new and existing sources. The EPA finalized these standards in 2015; however, in late 2017, the EPA proposed to repeal the regulations and issued an Advanced Notice of Proposed Rulemaking for replacing certain aspects of the standards for existing sources. As examples of state action, in the Northeast, the Regional Greenhouse Gas Initiative establishes a cap on CO2 emissions from electric power plants and requires generators to purchase emission permits to cover their CO2 emissions, and a similar program has been

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy developed in California. The impact that recent changes in the federal government will have on existing and pending environmental laws and regulations related to greenhouse gas emissions is currently unclear.

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

Water is a vital natural resource that is also critical to the Utility operating companies’, System Energy’s, and Entergy Wholesale Commodities’ business operations.  Entergy’s facilities use water for cooling, boiler make-up, sanitary uses, potable supply, and many other uses.  Three of Entergy’s Utility operating companies own and/or operate hydroelectric facilities.  Accordingly, water availability and quality are critical to Entergy’s business operations.  Impacts to water availability or quality could negatively impact both operations and revenues.

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

Entergy’s over-the-counter financial derivatives are subject to rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act that are designed to promote transparency, mitigate systemic risk and protect against market abuse. Entergy cannot predict the impact any proposed or not fully-implemented final rules will have on its ability to hedge its commodity price risk or on over-the-counter derivatives markets as a whole, but such rules and regulations could have a material effect on Entergy's risk exposure, as well as reduce market liquidity and further increase the cost of hedging activities.

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

As power generators and distributors, Entergy and its subsidiaries face heightened risk of an act or threat of terrorism, including physical and cyber attacks, either as a direct act against one of Entergy’s generation facilities, transmission operations centers, or distribution infrastructure used to manage and transport power to customers. An actual act could affect Entergy’s ability to operate, including its ability to operate the information technology systems and network infrastructure on which it relies to conduct its business. While malware was recently discovered on our corporate network and remediated on a timely basis, it did not affect the company’s operational systems, nuclear plants or transmission network, nor did it have a material effect on our operations. Additionally, within Entergy’s industry, there have been attacks on energy infrastructure, but with minimal impact to operations, and there may be more attacks in the future. The Utility operating companies also face heightened risk of an act or threat by cyber criminals intent on accessing personal information for the purpose of committing identity theft, taking company-sensitive data, or disrupting the company’s ability to operate.

Entergy and its subsidiaries operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure in accordance with mandatory and prescriptive standards. Despite the implementation of multiple layers of security by Entergy and its subsidiaries,

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy technology systems remain vulnerable to potential threats that could lead to unauthorized access or loss of availability to critical systems essential to the reliable operation of Entergy’s electric system. Moreover, the functionality of Entergy’s technology systems depends on both its and third-party systems to which Entergy is connected directly or indirectly (such as systems belonging to suppliers, vendors and contractors). While Entergy has processes in place to assess systems of certain of these suppliers, vendors and contractors, Entergy does not ultimately control the adequacy of their defenses against cyber and other attacks, but has implemented oversight measures to assess maturity and manage third-party risk. If Entergy’s or its subsidiaries’ technology systems were compromised and unable to detect or recover in a timely fashion to a normal state of operations, Entergy or its subsidiaries may be unable to perform critical business functions that are essential to the company’s well-being and the health, safety, and security needs of its customers. In addition, an attack on its information technology infrastructure may result in a loss of its confidential, sensitive, and proprietary information, including personal information of its customers, employees, vendors, and others in Entergy’s care.

Any such attacks, failures or breaches could have a material effect on Entergy’s and the Utility operating companies’ business, financial condition, results of operations or reputation. Insurance may not be adequate to cover losses that might arise in connection with these events. The risk of such attacks, failures, or breaches may cause Entergy and the Utility operating companies to incur increased capital and operating costs to implement increased security for its power generation, transmission, and distribution assets and other facilities, such as additional physical facility security and security personnel, and for systems to protect its information technology and network infrastructure systems. Such events may also expose Entergy to an increased risk of litigation (and associated damages and fines).

(Entergy New Orleans)

The effect of higher purchased gas cost charges to customers taking gas service may adversely affect Entergy New Orleans’s results of operations and liquidity.

Gas rates charged to retail gas customers are comprised primarily of purchased gas cost charges, which provide no return or profit to Entergy New Orleans, and distribution charges, which provide a return or profit to the utility.  Distribution charges are affected by the amount of gas sold to customers.  Purchased gas cost charges, which comprise most of a customer’s bill and may be adjusted monthly, represent gas commodity costs that Entergy New Orleans recovers from its customers.  Entergy New Orleans’s cash flows can be affected by differences between the time period when gas is purchased and the time when ultimate recovery from customers occurs.  When purchased gas cost charges increase substantially reflecting higher gas procurement costs incurred by Entergy New Orleans, customer usage may decrease, especially in weaker economic times, resulting in lower distribution charges for Entergy New Orleans, which could adversely affect results of operations.

(System Energy)

System Energy owns and, through an affiliate, operates a single nuclear generating facility, and it is dependent on affiliated companies for all of its revenues.

System Energy’s operating revenues are derived from the allocation of the capacity, energy, and related costs associated with its 90% ownership/leasehold interest in Grand Gulf.  Charges under the Unit Power Sales Agreement are paid by the Utility operating companies as consideration for their respective entitlements to receive capacity and energy.  The useful economic life of Grand Gulf is finite and is limited by the terms of its operating license, which expires in November 2044. System Energy’s financial condition depends both on the receipt of payments from the Utility operating companies under the Unit Power Sales Agreement and on the continued commercial operation of Grand Gulf.

For information regarding the Unit Power Sales Agreement, the sale and leaseback transactions and certain other agreements relating to the Entergy System companies’ support of System Energy (including the Capital Funds

Part I Item 1A & 1B
Entergy Corporation, Utility operating companies, and System Energy

Agreement), see Notes 8 and 10 to the financial statements and the “Utility - System Energy and Related Agreements” section of Part I, Item 1.

(Entergy Corporation)

As a holding company, Entergy Corporation depends on cash distributions from its subsidiaries to meet its debt service and other financial obligations and to pay dividends on its common stock.

Entergy Corporation is a holding company with no material revenue generating operations of its own or material assets other than the stock of its subsidiaries.  Accordingly, all of its operations are conducted by its subsidiaries.  Entergy Corporation’s ability to satisfy its financial obligations, including the payment of interest and principal on its outstanding debt, and to pay dividends on its common stock depends on the payment to it of dividends or distributions by its subsidiaries.  The payments of dividends or distributions to Entergy Corporation by its subsidiaries in turn depend on their results of operations and cash flows and other items affecting retained earnings, and on any applicable legal, regulatory, or contractual limitations on subsidiaries’ ability to pay such dividends or distributions.  Provisions in the articles of incorporation of certain of Entergy Corporation’s subsidiaries restrict the payment of cash dividends to Entergy Corporation.  For further information regarding dividend or distribution restrictions to Entergy Corporation, see Note 7 to the financial statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2017 Compared to 2016

Net income decreased $27.4 million primarily due to higher nuclear refueling outage expenses, higher depreciation and amortization expenses, higher taxes other than income taxes, and higher interest expense, partially offset by higher other income.

2016 Compared to 2015

Net income increased $92.9 million primarily due to higher net revenue and lower other operation and maintenance expenses, partially offset by a higher effective income tax rate and higher depreciation and amortization expenses.

Net Revenue

2017 Compared to 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2017 to 2016.

Amount
(In Millions)

2016 net revenue	$1,520.5
Retail electric price	33.8
Opportunity sales	5.6
Asset retirement obligation	(14.8)
Volume/weather	(29.0)
Other	6.5
2017 net revenue	$1,522.6

The retail electric price variance is primarily due to the implementation of formula rate plan rates effective with the first billing cycle of January 2017 and an increase in base rates effective February 24, 2016, each as approved by the APSC. A significant portion of the base rate increase was related to the purchase of Power Block 2 of the Union Power Station in March 2016. The increase was partially offset by decreases in the energy efficiency rider, as approved by the APSC, effective April 2016 and January 2017. See Note 2 to the financial statements for further discussion of the rate case and formula rate plan filings. See Note 14 to the financial statements for further discussion of the Union Power Station purchase.

The opportunity sales variance results from the estimated net revenue effect of the 2017 and 2016 FERC orders in the opportunity sales proceeding attributable to wholesale customers. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The asset retirement obligation affects net revenue because Entergy Arkansas records a regulatory charge or credit for the difference between asset retirement obligation-related expenses and decommissioning trust fund earnings plus asset retirement obligation-related costs collected in revenue. The variance is primarily caused by a decrease in regulatory credits because of an increase in decommissioning trust fund earnings, including portfolio rebalancing for the ANO 1 and ANO 2 decommissioning trust funds.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales during the billed and unbilled sales periods. The decrease was partially offset by an increase of 733 GWh, or 11%, in industrial usage primarily due to a new customer in the primary metals industry.

2016 Compared to 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits).  Following is an analysis of the change in net revenue comparing 2016 to 2015.

Amount
(In Millions)

2015 net revenue	$1,362.2
Retail electric price	161.5
Other	(3.2)
2016 net revenue	$1,520.5

The retail electric price variance is primarily due to an increase in base rates, as approved by the APSC. The new base rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. The increase includes an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. A significant portion of the increase was related to the purchase of Power Block 2 of the Union Power Station in March 2016. See Note 2 to the financial statements for further discussion of the rate case. See Note 14 to the financial statements for further discussion of the Union Power Station purchase.

Other Income Statement Variances

2017 Compared to 2016

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

•	an increase of $9.5 million in transmission and distribution expenses primarily due to higher vegetation maintenance costs and higher labor costs, including contract labor;

•	an increase of $5.9 million in compensation and benefits costs primarily due to higher incentive-based compensation accruals in 2017 as compared to the prior year; and

•
the effect of recording in July 2016 the final court decision in a lawsuit against the DOE related to spent nuclear fuel storage costs. The damages awarded included the reimbursement of $5.5 million of spent nuclear fuel

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

storage costs previously recorded as other operation and maintenance expense. See Note 8 to the financial statements for further discussion of Entergy Arkansas’s spent nuclear fuel litigation.

The increase was partially offset by:

•
a decrease of $16 million in nuclear generation expenses primarily due to a decrease in regulatory compliance costs compared to the prior year, partially offset by higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals. The decrease in regulatory compliance costs is primarily related to NRC inspection activities in 2016 as a result of the NRC’s March 2015 decision to move ANO into the “multiple/repetitive degraded cornerstone column” of the NRC’s reactor oversight process action matrix. See Note 8 to the financial statements for a discussion of the ANO stator incident and subsequent NRC reviews;

•	a decrease of $11.5 million in energy efficiency expenses primarily due to the timing of recovery from customers; and

•
a decrease of $5.2 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs, partially offset by an overall higher scope of work including plant outages in 2017 compared to 2016.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes primarily due to higher assessments and higher millage rates and an increase in local franchise taxes primarily due to higher billing factors.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Block 2 of the Union Power Station purchased in March 2016. See Note 14 to the financial statements for further discussion of the Union Power Station purchase.

Other income increased primarily due to higher realized gains in 2017 compared to 2016 on the decommissioning trust fund investments, including portfolio rebalancing for the ANO 1 and ANO 2 decommissioning trust funds.

Interest expense increased primarily due to:

•
an increase of $3.3 million in estimated interest expense recorded in connection with the opportunity sales proceeding. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding; and

•
the issuance in May 2017 of $220 million of 3.5% Series first mortgage bonds and the issuance in June 2016 of $55 million of 3.5% Series first mortgage bonds, partially offset by the redemption in July 2016 of $60 million of 6.38% Series first mortgage bonds and the redemption in February 2016 of $175 million of 5.66% Series first mortgage bonds. See Note 5 to the financial statements for further discussion of long-term debt.

2016 Compared to 2015

Nuclear refueling outage expenses increased primarily due to the amortization of higher costs associated with the most recent outages compared to previous outages.

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $21.6 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefits costs;

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

•
the deferral of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance, as approved by the APSC as part of the 2015 rate case settlement. These costs are being amortized over a ten-year period beginning March 2016. See Note 2 to the financial statements for further discussion of the rate case settlement; and

•
a decrease of $7.2 million in energy efficiency costs, including the effects of true-ups to the energy efficiency filings for fixed costs to be collected from customers and incentives recognized as a result of participation in energy efficiency programs.

The decrease was partially offset by an increase of $24.1 million in nuclear generation expenses primarily due to an overall higher scope of work performed during plant outages and higher nuclear labor costs compared to prior year and an increase of $8.2 million in fossil-fueled generation expenses primarily due to the purchase of Power Block 2 of the Union Power Station in March 2016. See Note 14 to the financial statements for further discussion of the Union Power Station purchase.

Taxes other than income taxes decreased primarily due to a decrease in local franchise taxes resulting from lower residential and commercial revenues compared to the prior year and a decrease in payroll taxes.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Block 2 of the Union Power Station purchased in March 2016. See Note 14 to the financial statements for further discussion of the Union Power Station purchase.

Interest expense increased primarily due to:

•
$5.1 million in estimated interest expense recorded in connection with the FERC orders issued in April 2016 in the opportunity sales proceeding. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding; and

•	the net issuance of $230 million of first mortgage bonds in 2016. See Note 5 to the financial statements for further discussion of long-term debt.

Income Taxes

The effective income tax rates for 2017, 2016, and 2015 were 40.1%, 39.2%, and 35.3%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses proceedings commenced or other responses by Entergy’s regulators to the Act.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$20,509	$9,135	$218,505

Net cash provided by (used in):
Operating activities	555,556	676,511	474,890
Investing activities	(829,312)	(947,995)	(685,274)
Financing activities	259,463	282,858	1,014
Net increase (decrease) in cash and cash equivalents	(14,293)	11,374	(209,370)

Cash and cash equivalents at end of period	$6,216	$20,509	$9,135

Operating Activities

Net cash flow provided by operating activities decreased $121 million in 2017 primarily due to income tax refunds of $8.1 million in 2017 compared to income tax refunds of $135.7 million in 2016. Entergy Arkansas had income tax refunds in 2016 and 2017 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2017 resulted from the utilization of Entergy Arkansas’s net operating losses. The 2016 income tax refunds resulted primarily from adjustments associated with the settlement of the 2010-2011 IRS audit. See Note 3 to the financial statements for a discussion of the income tax audit.

Net cash flow provided by operating activities increased $201.6 million in 2016 primarily due to:

•
income tax refunds of $135.7 million in 2016 compared to income tax payments of $103.3 million in 2015. Entergy Arkansas had income tax refunds in 2016 and income tax payments in 2015 in accordance with an intercompany income tax allocation agreement. The 2016 income tax refunds resulted primarily from adjustments associated with the settlement of the 2010-2011 IRS audit whereas the income tax payments in 2015 resulted primarily from final settlement of amounts outstanding associated with the 2006-2007 IRS audit as well as adjustments associated with the settlement of the 2008-2009 IRS audit. See Note 3 to the financial statements for further discussion of the income tax audits;

•	the timing of payments to vendors; and

•	an increase in net revenue.

The increase was partially offset by a decrease due to the timing of recovery of fuel and purchased power costs.

Investing Activities

Net cash flow used in investing activities decreased $118.7 million in 2017 primarily due to the purchase of Power Block 2 of the Union Power Station in March 2016 for approximately $237 million and a decrease of $35.5 million in transmission construction expenditures primarily due to a lower scope of work performed in 2017. See Note 14 to the financial statements for further discussion of the Union Power Station purchase.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The decrease was partially offset by:

•	an increase of $50.4 million in nuclear construction expenditures primarily due to a higher scope of work performed on various nuclear projects in 2017;

•
an increase of $37.7 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•	an increase of $32.9 million in information technology construction expenditures primarily due to increased spending on substation technology upgrades;

•	an increase of $22.3 million in fossil-fueled generation construction expenditures primarily due to a higher scope of work performed on various projects in 2017; and

•	an increase of $11.2 million due to increased spending on advanced metering infrastructure.

Net cash flow used in investing activities increased $262.7 million in 2016 primarily due to the purchase of Power Block 2 of the Union Power Station in March 2016 for approximately $237 million. See Note 14 to the financial statements for further discussion of the Union Power Station purchase. The increase was partially offset by fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle.

Financing Activities

Net cash flow provided by financing activities decreased $23.4 million in 2017 primarily due to:

•	a $200 million capital contribution received from Entergy Corporation in March 2016 primarily in anticipation of Entergy Arkansas’s purchase of Power Block 2 of the Union Power Station;

•	the net issuance of $119.1 million of long-term debt in 2017 compared to the net issuance of $189.1 million of long-term debt in 2016; and

•
$15 million in common stock dividends paid in 2017 resulting from Entergy Arkansas’s routine evaluation of its ability to pay dividends. There were no common stock dividends paid in 2016 in anticipation of the purchase of Power Block 2 of the Union Power Station.

The decrease was partially offset by:

•	money pool activity;

•	the redemptions of $75 million of 6.45% Series preferred stock and $10 million of 6.08% Series preferred stock in 2016; and

•	net short-term borrowings of $50 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2017 compared to net repayments of $11.7 million in 2016.

Increases in Entergy Arkansas’s payable to the money pool are a source of cash flow, and Entergy Arkansas’s payable to the money pool increased by $114.9 million in 2017 compared to decreasing by $1.5 million in 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash flow provided by financing activities increased $281.8 million in 2016 primarily due to:

•	the net issuance of $189.1 million of long-term debt in 2016 compared to the net retirement of $13.2 million of long-term debt in 2015;

•	a $200 million capital contribution received from Entergy Corporation in March 2016 primarily in anticipation of Entergy Arkansas’s purchase of Power Block 2 of the Union Power Station; and

•	net repayments of $11.7 million on the Entergy Arkansas nuclear fuel company variable interest entity credit facility in 2016 compared to net repayments of $36.3 million in 2015.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The increase was partially offset by the redemptions of $75 million of 6.45% Series preferred stock and $10 million of 6.08% Series preferred stock in 2016 and money pool activity.

Decreases in Entergy Arkansas’s payable to the money pool are a use of cash flow, and Entergy Arkansas’s payable to the money pool decreased by $1.5 million in 2016 compared to increasing by $52.7 million in 2015.

See Note 5 to the financial statements for further details of long-term debt.

Capital Structure

Entergy Arkansas’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2017	December 31, 2016
Debt to capital	55.5%	55.3%
Effect of excluding the securitization bonds	(0.3%)	(0.4%)
Debt to capital, excluding securitization bonds (a)	55.2%	54.9%
Effect of subtracting cash	—%	(0.2%)
Net debt to net capital, excluding securitization bonds (a)	55.2%	54.7%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Arkansas.

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

Uses of Capital

Entergy Arkansas requires capital resources for:

•	construction and other capital investments;

•	debt and preferred stock maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Arkansas’s planned construction and other capital investments.

	2018	2019	2020
	(In Millions)
Planned construction and capital investment:
Generation	$190	$240	$225
Transmission	170	165	175
Distribution	225	245	225
Utility Support	110	85	85
Total	$695	$735	$710

Following are the amounts of Entergy Arkansas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2018	2019-2020	2021-2022	after 2022	Total
	(In Millions)
Long-term debt (a)	$125	$266	$672	$4,208	$5,271
Operating leases	$17	$29	$16	$24	$86
Purchase obligations (b)	$595	$1,050	$863	$5,369	$7,877

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Arkansas, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which are discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Arkansas currently expects to contribute approximately $64.1 million to its qualified pension plans and approximately $472 thousand to its other postretirement health care and life insurance plans in 2018, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018.  See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Arkansas has ($117.7) million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Arkansas includes specific investments, such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including investment to support advanced metering; resource planning, including potential generation projects; system improvements; investments in ANO 1 and 2; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As discussed above in “Capital Structure,” Entergy Arkansas routinely evaluates its ability to pay dividends to Entergy Corporation from its earnings. Provisions in Entergy Arkansas’s articles of incorporation relating to preferred

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

stock restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.

Advanced Metering Infrastructure (AMI)

In September 2016, Entergy Arkansas filed an application seeking a finding from the APSC that Entergy Arkansas’s deployment of AMI is in the public interest. Entergy Arkansas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Arkansas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $208 million. The filing identified a number of quantified and unquantified benefits, and Entergy Arkansas provided a cost benefit analysis showing that its AMI deployment is expected to produce a nominal net benefit to customers of $406 million. Entergy Arkansas also sought to continue to include in rate base the remaining book value of existing meters, which was approximately $57 million at December 31, 2015, that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Arkansas proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Deployment of the communications network is expected to begin in 2018. Entergy Arkansas proposed to include the AMI deployment costs and the quantified benefits in future formula rate plan filings, and the 2018 costs were approved in the 2017 formula rate plan filing. In June 2017 the APSC staff and Arkansas Attorney General filed direct testimony. The APSC staff generally supported Entergy Arkansas’s AMI deployment conditioned on various recommendations. The Arkansas Attorney General’s consultant primarily recommended denial of Entergy Arkansas’s application but alternatively suggested recommendations in the event the APSC approves Entergy Arkansas’s proposal. Entergy Arkansas filed rebuttal testimony in June 2017, substantially accepting the APSC staff’s recommendations. In August 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement. In October 2017 the APSC issued an order finding that Entergy Arkansas’s AMI deployment is in the public interest and approving the settlement agreement subject to a minor modification. Entergy Arkansas expects to recover the undepreciated balance of its existing meters through a regulatory asset to be amortized over 15 years. Entergy Arkansas has begun discussions with the other parties to implement the items in the settlement agreement including pre-pay and time of use programs.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2017	2016	2015	2014
(In Thousands)
($166,137)	($51,232)	($52,742)	$2,218

See Note 4 to the financial statements for a description of the money pool.

Entergy Arkansas has a credit facility in the amount of $150 million scheduled to expire in August 2022. Entergy Arkansas also has a $20 million credit facility scheduled to expire in April 2018.  The $150 million credit facility permits the issuance of letters of credit against $5 million of the borrowing capacity of the facility. As of December 31, 2017, there were no cash borrowings and no letters of credit outstanding under the credit facilities. In addition, Entergy Arkansas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2017, a $1 million letter of credit was outstanding under Entergy Arkansas’s uncommitted letter of credit facility. See Note 4 to the financial statements for further discussion of the credit facilities.

The Entergy Arkansas nuclear fuel company variable interest entity has a credit facility in the amount of $80 million scheduled to expire in May 2019.  As of December 31, 2017, $50 million in letters of credit to support a like amount of commercial paper issued and $24.9 million in loans were outstanding under the Entergy Arkansas nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for further discussion of the nuclear fuel company variable interest entity credit facility.

Entergy Arkansas obtained authorizations from the FERC through October 2019 for short-term borrowings not to exceed an aggregate amount of $250 million at any time outstanding and borrowings by its nuclear fuel company variable interest entity. See Note 4 to the financial statements for further discussion of Entergy Arkansas’s short-term borrowing limits. The long-term securities issuances of Entergy Arkansas are limited to amounts authorized by the APSC, and the current authorization extends through December 2018.

State and Local Rate Regulation and Fuel-Cost Recovery

Retail Rates

2015 Base Rate Filing

In April 2015, Entergy Arkansas filed with the APSC for a general change in rates, charges, and tariffs. The filing notified the APSC of Entergy Arkansas’s intent to implement a forward test year formula rate plan pursuant to Arkansas legislation passed in 2015, and requested a retail rate increase of $268.4 million, with a net increase in revenue of $167 million. The filing requested a 10.2% return on common equity. In September 2015 the APSC staff and intervenors filed direct testimony, with the APSC staff recommending a revenue requirement of $217.9 million and a 9.65% return on common equity. In December 2015, Entergy Arkansas, the APSC staff, and certain of the intervenors in the rate case filed with the APSC a joint motion for approval of a settlement of the case that proposed a retail rate increase of approximately $225 million with a net increase in revenue of approximately $133 million; an authorized return on common equity of 9.75%; and a formula rate plan tariff that provides a +/- 50 basis point band around the 9.75% allowed return on common equity. A significant portion of the rate increase is related to Entergy Arkansas’s acquisition in March 2016 of Union Power Station Power Block 2 for a base purchase price of $237 million. The settlement agreement also provided for amortization over a 10-year period of $7.7 million of previously-incurred costs related to ANO post-Fukushima compliance and $9.9 million of previously-incurred costs related to ANO flood barrier compliance. A settlement hearing was held in January 2016. In February 2016 the APSC approved the settlement with one exception that reduced the retail rate increase proposed in the settlement by $5 million. The settling parties agreed to the APSC modifications in February 2016. The new rates were effective February 24, 2016 and began billing with the first billing cycle of April 2016. In March 2016, Entergy Arkansas made a compliance filing regarding the

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

new rates that included an interim base rate adjustment surcharge, effective with the first billing cycle of April 2016, to recover the incremental revenue requirement for the period February 24, 2016 through March 31, 2016. The interim base rate adjustment surcharge was designed to recover a total of $21.1 million over the nine-month period from April 2016 through December 2016.

2016 Formula Rate Plan Filing

In July 2016, Entergy Arkansas filed with the APSC its 2016 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2017 test period to be below the formula rate plan bandwidth. The filing requested a $67.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%. In October 2016, Entergy Arkansas filed with the APSC revised formula rate plan attachments with an updated request for a $54.4 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors, as well as three additional adjustments identified as appropriate by Entergy Arkansas. In November 2016 a hearing was held and the APSC issued an order directing the parties to brief certain issues. In December 2016 the APSC approved the settlement agreement and the $54.4 million revenue requirement increase with approximately $25 million of the $54.4 million revenue requirement subject to possible future adjustment and refund to customers with interest. The APSC requested supplemental information for some of Entergy Arkansas’s requested nuclear expenditures. In December 2016 the APSC approved Entergy Arkansas’s formula rate plan compliance tariff, and the rates became effective with the first billing cycle of January 2017. In April 2017, Entergy Arkansas filed a motion consented to by all parties requesting that it be permitted to submit the supplemental information requested by the APSC in conjunction with its 2017 formula rate plan filing, which was subsequently made in July 2017 and is discussed below. In May 2017 the APSC approved the joint motion and proposal to review Entergy Arkansas’s supplemental information on a concurrent schedule with the 2017 formula rate plan filing. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the docket and providing for recovery of the 2017 and 2018 nuclear costs. In December 2017 the APSC approved the settlement agreement and recovery of the 2017 and 2018 nuclear costs.

2017 Formula Rate Plan Filing

In July 2017, Entergy Arkansas filed with the APSC its 2017 formula rate plan filing showing Entergy Arkansas’s projected earned return on common equity for the twelve months ended December 31, 2018 test period to be below the formula rate plan bandwidth.  The filing projected a $129.7 million revenue requirement increase to achieve Entergy Arkansas’s target earned return on common equity of 9.75%.  Entergy Arkansas’s formula rate plan is subject to a four percent annual revenue constraint and the projected annual revenue requirement increase exceeded the four percent, resulting in a proposed increase for the 2017 formula rate plan of $70.9 million. In October 2017, Entergy Arkansas filed with the APSC revised formula rate plan attachments that projected a $126.2 million revenue requirement increase based on acceptance of certain adjustments and recommendations made by the APSC staff and other intervenors. The revised formula rate plan filing included a proposed $71.1 million revenue requirement increase based on a revision to the four percent constraint calculation. In October 2017, Entergy Arkansas and the parties to the proceeding filed a joint motion to approve a unanimous settlement agreement resolving all issues in the docket and providing for recovery of the 2017 and 2018 nuclear costs. In December 2017 the APSC approved the settlement agreement and the $71.1 million revenue requirement increase, as well as Entergy Arkansas’s formula rate plan compliance tariff, and the rates became effective with the first billing cycle of January 2018.

Internal Restructuring

In November 2017, Entergy Arkansas filed an application with the APSC seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy Arkansas to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. The restructuring is subject to regulatory review and approval by the APSC, the FERC, and the NRC. Entergy Arkansas also filed a notice with the Missouri Public Service Commission in December 2017 out of an abundance of caution, although

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Arkansas does not serve any retail customers in Missouri. If the APSC approves the restructuring by September 1, 2018, and the restructuring closes on or before December 1, 2018, Entergy Arkansas proposed in its application to credit retail customers $66 million over six years, beginning in 2019. In February 2018, Entergy Arkansas filed supplemental testimony reducing the proposed retail customer credits to $39.6 million over six years. If the APSC, the FERC, and the NRC approvals are obtained, Entergy Arkansas expects the restructuring will be consummated on or before December 1, 2018.
It is currently contemplated that Entergy Arkansas would undertake a multi-step restructuring, which would include the following:

•
Entergy Arkansas would redeem its outstanding preferred stock at the aggregate redemption price of approximately $32.7 million, which includes call premiums, plus accumulated and unpaid dividends, if any.

•	Entergy Arkansas would convert from an Arkansas corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy Arkansas will allocate substantially all of its assets to a new subsidiary, Entergy Arkansas Power, LLC, a Texas limited liability company (Entergy Arkansas Power), and Entergy Arkansas Power will assume substantially all of the liabilities of Entergy Arkansas, in a transaction regarded as a merger under the TXBOC. Entergy Arkansas will remain in existence and hold the membership interests in Entergy Arkansas Power.

•
Entergy Arkansas will contribute the membership interests in Entergy Arkansas Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy Arkansas Power will be a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

•	Entergy Arkansas will change its name to Entergy Utility Property, Inc., and Entergy Arkansas Power will then change its name to Entergy Arkansas, LLC.

Upon the completion of the restructuring, Entergy Arkansas, LLC will hold substantially all of the assets, and will have assumed substantially all of the liabilities, of Entergy Arkansas. Entergy Arkansas may modify or supplement the steps to be taken to effectuate the restructuring.
Production Cost Allocation Rider

The APSC approved a production cost allocation rider for recovery from customers of the retail portion of the costs allocated to Entergy Arkansas as a result of the System Agreement proceedings, which are discussed in the “System Agreement Cost Equalization Proceedings” section below.  These costs cause an increase in Entergy Arkansas’s deferred fuel cost balance because Entergy Arkansas pays the costs over seven months but collects the costs from customers over twelve months.

In May 2014, Entergy Arkansas filed its annual redetermination of the production cost allocation rider to recover the $3 million unrecovered retail balance as of December 31, 2013 and the $67.8 million System Agreement bandwidth remedy payment made in May 2014 as a result of the compliance filing pursuant to the FERC’s February 2014 orders related to the bandwidth payments/receipts for the June - December 2005 period. In January 2015 the APSC issued an order approving Entergy Arkansas’s request for recovery of the $3 million under-recovered amount based on the true-up of the production cost allocation rider and the $67.8 million May 2014 System Agreement bandwidth remedy payment subject to refund with interest, with recovery of these payments concluding with the last billing cycle in December 2015. The APSC also found that Entergy Arkansas is entitled to carrying charges pursuant to the current terms of the production cost allocation rider. Entergy Arkansas made its compliance filing pursuant to the order in January 2015 and the APSC issued its approval order, also in January 2015. The redetermined rate went into effect with the first billing cycle of February 2015.

In May 2015, Entergy Arkansas filed its annual redetermination of the production cost allocation rider, which included a $38 million payment made by Entergy Arkansas as a result of the FERC’s February 2014 order related to the comprehensive bandwidth recalculation for calendar year 2006, 2007, and 2008 production costs. The redetermined rate for the 2015 production cost allocation rider update was added to the redetermined rate from the 2014 production

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

cost allocation rider update and the combined rate was effective with the first billing cycle of July 2015. This combined rate was effective through December 2015. The collection of the remainder of the redetermined rate for the 2015 production cost allocation rider update continued through June 2016.

In May 2016, Entergy Arkansas filed its annual redetermination pursuant to the production cost allocation rider, which reflected recovery of the production cost allocation rider true-up adjustment of the 2014 and 2015 unrecovered retail balance in the amount of $1.9 million. Additionally, the redetermined rates reflected the recovery of a $1.9 million System Agreement bandwidth remedy payment resulting from a compliance filing pursuant to the FERC’s December 2015 order related to test year 2009 production costs. The rates for the 2016 production cost allocation rider update became effective with the first billing cycle of July 2016, and the rates were effective through June 2017.

In May 2017, Entergy Arkansas filed its annual redetermination pursuant to the production cost allocation rider, which reflected a credit amount of $0.3 million resulting from a compliance filing pursuant to the FERC’s September 2016 order. Additionally, the redetermined rate reflected recovery of the production cost allocation rider true-up adjustment of the 2016 unrecovered retail balance in the amount of $0.3 million. Because of the small effect of the 2017 production cost allocation rider update, Entergy Arkansas proposed to reduce the effective period of the update to one month, July 2017. After the one month collection period, rates were set to zero for all rate classes for the period August 2017 through June 2018.

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

In January 2014, Entergy Arkansas filed a motion with the APSC relating to its redetermination of its energy cost rate that was subsequently filed in March 2014. In that motion, Entergy Arkansas requested that the APSC authorize Entergy Arkansas to exclude $65.9 million of deferred fuel and purchased energy costs incurred in 2013 from the redetermination of its 2014 energy cost rate. The $65.9 million is an estimate of the incremental fuel and replacement energy costs that Entergy Arkansas incurred as a result of the ANO stator incident. Entergy Arkansas requested that the APSC authorize Entergy Arkansas to retain that amount in its deferred fuel balance, with recovery to be reviewed in a later period after more information is available regarding various claims associated with the ANO stator incident. The APSC approved Entergy Arkansas’s request in February 2014. In July 2017, Entergy Arkansas filed for a change in rates pursuant to its formula rate plan rider. In that proceeding, the APSC approved a settlement agreement agreed upon by the parties, including a provision that requires Entergy Arkansas to initiate a proceeding for the purpose of recovering funds currently withheld from rates and related to the stator incident, including the $65.9 million of deferred fuel and purchased energy costs previously noted, subject to certain timelines and conditions set forth in the settlement agreement. See the “ANO Damage, Outage, and NRC Reviews” section in Note 8 to the financial statements for further discussion of the ANO stator incident.

In March 2017, Entergy Arkansas filed its annual redetermination of its energy cost rate pursuant to the energy cost recovery rider, which reflected an increase in the rate from $0.01164 per kWh to $0.01547 per kWh. The APSC staff filed testimony in March 2017 recommending that the redetermined rate be implemented with the first billing cycle of April 2017 under the normal operation of the tariff. Accordingly, the redetermined rate went into effect on March 31, 2017 pursuant to the tariff. In July 2017 the Arkansas Attorney General requested additional information to support certain of the costs included in Entergy Arkansas’s 2017 energy cost rate redetermination.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Opportunity Sales Proceeding

In June 2009 the LPSC filed a complaint requesting that the FERC determine that certain of Entergy Arkansas’s sales of electric energy to third parties: (a) violated the provisions of the System Agreement that allocated the energy generated by Entergy System resources, (b) imprudently denied the Entergy System and its ultimate consumers the benefits of low-cost Entergy System generating capacity, and (c) violated the provision of the System Agreement that prohibited sales to third parties by individual companies absent an offer of a right-of-first-refusal to other Utility operating companies.   The LPSC’s complaint challenged sales made beginning in 2002 and requests refunds.  In July 2009 the Utility operating companies filed a response to the complaint requesting that the FERC dismiss the complaint on the merits without hearing because the LPSC has failed to meet its burden of showing any violation of the System Agreement and failed to produce any evidence of imprudent action by the Entergy System.  In their response, the Utility operating companies explained that the System Agreement clearly contemplates that the Utility operating companies may make sales to third parties for their own account, subject to the requirement that those sales be included in the load (or load shape) for the applicable Utility operating company.  The FERC subsequently ordered a hearing in the proceeding.

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

The FERC issued a decision in June 2012 and held that, while the System Agreement is ambiguous, it does provide authority for individual Utility operating companies to make opportunity sales for their own account and Entergy Arkansas made and priced these sales in good faith.  The FERC found, however, that the System Agreement does not provide authority for an individual Utility operating company to allocate the energy associated with such opportunity sales as part of its load, but provides a different allocation authority.  The FERC further found that the after-the-fact accounting methodology used to allocate the energy used to supply the sales was inconsistent with the System Agreement.  Quantifying the effect of the FERC’s decision requires re-running intra-system bills for a ten-year period, and the FERC in its decision established further hearing procedures to determine the calculation of the effects.  In July 2012, Entergy and the LPSC filed requests for rehearing of the FERC’s June 2012 decision. A hearing was held in May 2013 to quantify the effect of repricing the opportunity sales in accordance with the FERC’s June 2012 decision.

In August 2013 the presiding judge issued an initial decision in the calculation proceeding. The initial decision concluded that the methodology proposed by the LPSC, rather than the methodologies proposed by Entergy or the FERC Staff, should be used to calculate the payments that Entergy Arkansas is to make to the other Utility operating companies. The initial decision also concluded that the other System Agreement service schedules should not be adjusted and that payments by Entergy Arkansas should not be reflected in the rough production cost equalization bandwidth calculations for the applicable years. The initial decision recognized that the LPSC’s methodology would result in an inequitable windfall to the other Utility operating companies and, therefore, concluded that any payments by Entergy Arkansas should be reduced by 20%. The LPSC, APSC, City Council, and FERC staff filed briefs on exceptions and/or briefs opposing exceptions. Entergy filed a brief on exceptions requesting that the FERC reverse the initial decision and a brief opposing certain exceptions taken by the LPSC and FERC staff.

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In April 2016 the FERC issued orders addressing requests for rehearing filed in July 2012 and the ALJ’s August 2013 initial decision. The first order denied Entergy’s request for rehearing and affirmed the FERC’s earlier rulings that Entergy’s original methodology for allocating energy costs to the opportunity sales was incorrect and, as a result, Entergy Arkansas must make payments to the other Utility operating companies to put them in the same position that they would have been in absent the incorrect allocation. The FERC clarified that interest should be included with the payments. The second order affirmed in part, and reversed in part, the rulings in the ALJ’s August 2013 initial decision regarding the methodology that should be used to calculate the payments Entergy Arkansas is to make to the other Utility operating companies. The FERC affirmed the ALJ’s ruling that a full re-run of intra-system bills should be performed, but required that methodology be modified so that the sales have the same priority for purposes of energy allocation as joint account sales. The FERC reversed the ALJ’s decision that any payments by Entergy Arkansas should be reduced by 20%. The FERC also reversed the ALJ’s decision that adjustments to other System Agreement service schedules and excess bandwidth payments should not be taken into account when calculating the payments to be made by Entergy Arkansas. The FERC held that such adjustments and excess bandwidth payments should be taken into account, but ordered further proceedings before an ALJ to address whether a cap on any reduction due to bandwidth payments was necessary and to implement the other adjustments to the calculation methodology.

In May 2016, Entergy Services filed a request for rehearing of the FERC’s April 2016 order arguing that payments made by Entergy Arkansas should be reduced as a result of the timing of the LPSC’s approval of certain contracts. Entergy Services also filed a request for clarification and/or rehearing of the FERC’s April 2016 order addressing the ALJ’s August 2013 initial decision. The APSC and the LPSC also filed requests for rehearing of the FERC’s April 2016 order. In September 2017 the FERC issued an order denying the request for rehearing on the issue of whether any payments by Entergy Arkansas to the other Utility operating companies should be reduced due to the timing of the LPSC’s approval of Entergy Arkansas’s wholesale baseload contract with Entergy Louisiana. In November 2017 the FERC issued an order denying all of the remaining requests for rehearing of the April 2016 order. In November 2017, Entergy Services filed a petition for review in the D.C. Circuit of the FERC’s orders in the first two phases of the opportunity sales case. In December 2017 the D.C. Circuit granted Entergy Services’s request to hold the appeal in abeyance pending final resolution of the related proceeding still pending with the FERC. In January 2018 the APSC and the LPSC filed separate petitions for review in the D.C. Circuit, and the D.C. Circuit consolidated the appeals with Entergy Services’s appeal and held all of the appeals in abeyance.

Pursuant to the procedural schedule established in the case, Entergy Services re-ran intra-system bills for the ten-year period 2000-2009 to quantify the effects of the FERC's ruling. In November 2016 the LPSC submitted testimony disputing certain aspects of the calculations. A hearing was held in May 2017. In July 2017, the ALJ issued an initial decision concluding that Entergy Arkansas should pay $86 million plus interest to the other Utility operating companies. In August 2017 the Utility operating companies, the LPSC, the APSC, and FERC staff filed individual briefs on exceptions challenging various aspects of the initial decision. In September 2017 the Utility operating companies, the LPSC, the APSC, the MPSC, the City Council, and FERC staff filed separate briefs opposing exceptions taken by various parties. The case is pending before the FERC. No payments will be made or received by the Utility operating companies until the FERC issues an order reviewing the initial decision and Entergy submits a subsequent filing to comply with that order.

The effect of the FERC’s decisions thus far in the case would be that Entergy Arkansas will make payments to some or all of the other Utility operating companies. Because further proceedings will still occur in the case, the amount and recipients of payments by Entergy Arkansas are unknown at this time. Based on testimony previously submitted in the case and its assessment of the April 2016 FERC orders, in the first quarter 2016, Entergy Arkansas recorded a liability of $87 million, which includes interest, for its estimated increased costs and payment to the other Utility operating companies. This estimate is subject to change depending on how the FERC resolves the issues that are still outstanding in the case, including its review of the July 2017 initial decision. Entergy Arkansas’s increased costs will be attributed to Entergy Arkansas’s retail and wholesale businesses, and it is not probable that Entergy Arkansas will recover the wholesale portion. Entergy Arkansas, therefore, recorded a deferred fuel regulatory asset in the first quarter 2016 of approximately $75 million, which represents its estimate of the retail portion of the costs. Following its assessment of the course of the proceedings, including the FERC’s denial of rehearing in November 2017

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

described above, in the fourth quarter 2017, Entergy Arkansas recorded an additional liability of $35 million and a regulatory asset of $31 million. Because management currently expects to recover the retail portion of the costs through a base rate proceeding or newly proposed rider, the regulatory asset is reflected as Other regulatory assets as of December 31, 2017.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

Nuclear Matters

Entergy Arkansas owns and, through an affiliate, operates the ANO 1 and ANO 2 nuclear power plants.  Entergy Arkansas is, therefore, subject to the risks related to owning and operating nuclear plants. These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, to position Entergy’s nuclear fleet to meet its operational goals, including the financial requirements to address emerging issues like stress corrosion cracking of certain materials within the plant systems and the Fukushima event; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license renewal and amendments, and decommissioning; the performance and capacity factors of these nuclear plants; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of either ANO 1 or ANO 2, Entergy Arkansas may be required to file with the APSC a rate mechanism to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

See Note 8 to the financial statements for discussion of the NRC’s decision in March 2015 to move ANO into the “multiple/repetitive degraded cornerstone column,” or Column 4, of the NRC’s Reactor Oversight Process Action Matrix, and the resulting significant additional NRC inspection activities at the ANO site.

Environmental Risks

Entergy Arkansas’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy Arkansas is in substantial compliance with environmental regulations currently applicable to its facilities and operations, with reference to possible exceptions noted in “Regulation of Entergy’s Business - Environmental Regulation” in Part I, Item 1.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

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

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Nuclear Decommissioning Costs

See “Nuclear Decommissioning Costs” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates inherent in accounting for nuclear decommissioning costs.

Utility Regulatory Accounting

See “Utility Regulatory Accounting” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of accounting for the effects of rate regulation.

Unbilled Revenue

See “Unbilled Revenue” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates associated with the unbilled revenue amounts.

Impairment of Long-lived Assets and Trust Fund Investments

See “Impairment of Long-lived Assets and Trust Fund Investments” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates associated with the impairment of long-lived assets and trust fund investments.

Taxation and Uncertain Tax Positions

See “Taxation and Uncertain Tax Positions” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

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

Costs and Sensitivities

The following chart reflects the sensitivity of qualified pension cost and qualified projected benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2018 Qualified Pension Cost	Impact on 2017 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$3,107	$47,040
Rate of return on plan assets	(0.25%)	$2,914	$-
Rate of increase in compensation	0.25%	$1,353	$6,446

Entergy Arkansas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2018 Postretirement Benefit Cost	Impact on 2017 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$506	$7,552
Health care cost trend	0.25%	$782	$5,513

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Arkansas in 2017 was $37 million.  Entergy Arkansas anticipates 2018 qualified pension cost to be $43 million. In 2016, Entergy Arkansas refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $13.3 million. Entergy Arkansas contributed $79.6 million to its qualified pension plan in 2017 and estimates pension contributions will be approximately $64.1 million in 2018, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018.

Total other postretirement health care and life insurance benefit income for Entergy Arkansas in 2017 was $4 million.  Entergy Arkansas expects 2018 postretirement health care and life insurance benefit income of approximately $10.2 million.  In 2016, Entergy Arkansas refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $2.5 million. Entergy Arkansas contributed $695 thousand to its other postretirement plans in 2017 and estimates 2018 contributions will be approximately $472 thousand.

Federal Healthcare Legislation

See “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

Other Contingencies

See “Other Contingencies” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the estimates associated with environmental, litigation, and other risks.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Arkansas, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Arkansas, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, cash flows and changes in common equity (pages 319 through 324 and applicable items in pages 55 through 230), for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2018

We have served as the Company’s auditor since 2001.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)

OPERATING REVENUES
Electric	$2,139,919	$2,086,608	$2,253,564

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	402,777	325,036	535,919
Purchased power	230,652	233,350	380,081
Nuclear refueling outage expenses	83,968	56,650	51,411
Other operation and maintenance	707,825	706,573	734,118
Decommissioning	56,860	53,610	50,414
Taxes other than income taxes	103,662	93,109	99,926
Depreciation and amortization	277,146	264,215	246,897
Other regulatory charges (credits) - net	(16,074)	7,737	(24,608)
TOTAL	1,846,816	1,740,280	2,074,158

OPERATING INCOME	293,103	346,328	179,406

OTHER INCOME
Allowance for equity funds used during construction	18,452	17,099	14,227
Interest and investment income	35,882	19,087	22,382
Miscellaneous - net	(299)	(1,446)	(3,385)
TOTAL	54,035	34,740	33,224

INTEREST EXPENSE
Interest expense	122,075	115,311	105,622
Allowance for borrowed funds used during construction	(8,585)	(9,228)	(7,805)
TOTAL	113,490	106,083	97,817

INCOME BEFORE INCOME TAXES	233,648	274,985	114,813

Income taxes	93,804	107,773	40,541

NET INCOME	139,844	167,212	74,272

Preferred dividend requirements	1,428	5,270	6,873

EARNINGS APPLICABLE TO COMMON STOCK	$138,416	$161,942	$67,399

See Notes to Financial Statements.

(Page left blank intentionally)

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$139,844	$167,212	$74,272
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	427,394	414,933	400,156
Deferred income taxes, investment tax credits, and non-current taxes accrued	67,711	201,219	(4,330)
Changes in assets and liabilities:
Receivables	(23,397)	(39,118)	20,813
Fuel inventory	3,402	29,929	(11,791)
Accounts payable	16,011	143,645	(2,528)
Prepaid taxes and taxes accrued	40,127	37,485	(54,531)
Interest accrued	1,635	(3,303)	(367)
Deferred fuel costs	33,190	(105,741)	151,332
Other working capital accounts	15,087	(46,490)	(44,784)
Provisions for estimated losses	16,047	13,130	(137)
Other regulatory assets	(76,762)	(95,464)	60,279
Other regulatory liabilities	1,043,507	62,994	(11,123)
Deferred tax rate change recognized as regulatory liability/asset	(1,047,837)	—	—
Pension and other postretirement liabilities	(70,826)	(36,805)	(110,936)
Other assets and liabilities	(29,577)	(67,115)	8,565
Net cash flow provided by operating activities	555,556	676,511	474,890
INVESTING ACTIVITIES
Construction expenditures	(735,816)	(666,289)	(624,546)
Allowance for equity funds used during construction	19,211	17,754	15,882
Nuclear fuel purchases	(151,424)	(102,050)	(132,252)
Proceeds from sale of nuclear fuel	51,029	39,313	52,281
Proceeds from nuclear decommissioning trust fund sales	339,434	197,390	212,954
Investment in nuclear decommissioning trust funds	(352,138)	(213,093)	(223,357)
Payment for purchase of plant	—	(237,323)	—
Changes in money pool receivable - net	—	—	2,218
Insurance proceeds	—	10,404	11,654
Other	392	5,899	(108)
Net cash flow used in investing activities	(829,312)	(947,995)	(685,274)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	294,656	817,563	—
Retirement of long-term debt	(175,560)	(628,433)	(13,234)
Capital contribution from parent	—	200,000	—
Redemption of preferred stock	—	(85,283)	—
Change in money pool payable - net	114,905	(1,510)	52,742
Changes in short-term borrowings - net	49,974	(11,690)	(36,278)
Dividends paid:
Common stock	(15,000)	—	—
Preferred stock	(1,428)	(6,631)	(6,873)
Other	(8,084)	(1,158)	4,657
Net cash flow provided by financing activities	259,463	282,858	1,014
Net increase (decrease) in cash and cash equivalents	(14,293)	11,374	(209,370)
Cash and cash equivalents at beginning of period	20,509	9,135	218,505
Cash and cash equivalents at end of period	$6,216	$20,509	$9,135
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$115,162	$112,912	$100,435
Income taxes	($8,141)	($135,709)	$103,296
See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2017	2016
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$6,184	$20,174
Temporary cash investments	32	335
Total cash and cash equivalents	6,216	20,509
Securitization recovery trust account	3,748	4,140
Accounts receivable:
Customer	110,016	102,229
Allowance for doubtful accounts	(1,063)	(1,211)
Associated companies	38,765	35,286
Other	65,209	58,153
Accrued unbilled revenues	105,120	100,193
Total accounts receivable	318,047	294,650
Deferred fuel costs	63,302	96,690
Fuel inventory - at average cost	29,358	32,760
Materials and supplies - at average cost	192,853	182,600
Deferred nuclear refueling outage costs	56,485	81,313
Prepayments and other	12,108	14,293
TOTAL	682,117	726,955

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	944,890	834,735
Other	3,160	7,912
TOTAL	948,050	842,647

UTILITY PLANT
Electric	11,059,538	10,488,060
Property under capital lease	—	716
Construction work in progress	280,888	304,073
Nuclear fuel	277,345	307,352
TOTAL UTILITY PLANT	11,617,771	11,100,201
Less - accumulated depreciation and amortization	4,762,352	4,635,885
UTILITY PLANT - NET	6,855,419	6,464,316

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	—	62,646
Other regulatory assets (includes securitization property of $28,583 as of December 31, 2017 and $41,164 as of December 31, 2016)	1,567,437	1,428,029
Deferred fuel costs	67,096	66,898
Other	13,910	14,626
TOTAL	1,648,443	1,572,199

TOTAL ASSETS	$10,134,029	$9,606,117

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2017	2016
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$—	$114,700
Short-term borrowings	49,974	—
Accounts payable:
Associated companies	365,915	239,711
Other	215,942	185,153
Customer deposits	97,687	97,512
Taxes accrued	47,321	7,194
Interest accrued	18,215	16,580
Other	29,922	36,557
TOTAL	824,976	697,407

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	1,190,669	2,186,623
Accumulated deferred investment tax credits	34,104	35,305
Regulatory liability for income taxes - net	985,823	—
Other regulatory liabilities	363,591	305,907
Decommissioning	981,213	924,353
Accumulated provisions	34,729	18,682
Pension and other postretirement liabilities	353,274	424,234
Long-term debt (includes securitization bonds of $34,662 as of December 31, 2017 and $48,139 as of December 31, 2016)	2,952,399	2,715,085
Other	5,147	13,854
TOTAL	6,900,949	6,624,043

Commitments and Contingencies

Preferred stock without sinking fund	31,350	31,350

COMMON EQUITY
Common stock, $0.01 par value, authorized 325,000,000 shares; issued and outstanding 46,980,196 shares in 2017 and 2016	470	470
Paid-in capital	790,264	790,243
Retained earnings	1,586,020	1,462,604
TOTAL	2,376,754	2,253,317

TOTAL LIABILITIES AND EQUITY	$10,134,029	$9,606,117

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2017, 2016, and 2015

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$470	$588,471	$1,235,296	$1,824,237
Net income	—	—	74,272	74,272
Preferred stock dividends	—	—	(6,873)	(6,873)
Other	—	22	—	22
Balance at December 31, 2015	$470	$588,493	$1,302,695	$1,891,658
Net income	—	—	167,212	167,212
Capital contributions from parent	—	200,000	—	200,000
Capital stock redemption	—	1,750	(2,033)	(283)
Preferred stock dividends	—	—	(5,270)	(5,270)
Balance at December 31, 2016	$470	$790,243	$1,462,604	$2,253,317
Net income	—	—	139,844	139,844
Common stock dividends	—	—	(15,000)	(15,000)
Preferred stock dividends	—	—	(1,428)	(1,428)
Other	—	21	—	21
Balance at December 31, 2017	$470	$790,264	$1,586,020	$2,376,754

See Notes to Financial Statements.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2017	2016	2015	2014	2013
	(In Thousands)

Operating revenues	$2,139,919	$2,086,608	$2,253,564	$2,172,391	$2,190,159
Net income	$139,844	$167,212	$74,272	$121,392	$161,948
Total assets	$10,134,029	$9,606,117	$8,747,774	$8,777,655	$8,007,707
Long-term obligations (a)	$2,983,749	$2,746,435	$2,691,189	$2,757,423	$2,424,969

(a) Includes long-term debt (excluding currently maturing debt) and preferred stock without sinking fund.

	2017	2016	2015	2014	2013
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$768	$789	$824	$755	$772
Commercial	495	495	515	461	469
Industrial	472	446	477	424	433
Governmental	19	18	20	18	19
Total retail	1,754	1,748	1,836	1,658	1,693
Sales for resale:
Associated companies	128	49	128	131	346
Non-associated companies	121	118	195	282	83
Other	137	172	95	101	68
Total	$2,140	$2,087	$2,254	$2,172	$2,190

Billed Electric Energy Sales (GWh):
Residential	7,298	7,618	8,016	8,070	7,921
Commercial	5,825	5,988	6,020	5,934	5,929
Industrial	7,528	6,795	6,889	6,808	6,769
Governmental	237	237	235	238	241
Total retail	20,888	20,638	21,160	21,050	20,860
Sales for resale:
Associated companies	1,782	1,609	2,239	2,299	7,918
Non-associated companies	6,549	7,115	7,980	8,003	1,011
Total	29,219	29,362	31,379	31,352	29,789

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2017 Compared to 2016

Net income decreased $305.7 million primarily due to the effect of the enactment of the Tax Cuts and Jobs Act, in December 2017, which resulted in a decrease of $182.6 million in net income in 2017, and the effect of a settlement with the IRS related to the 2010-2011 IRS audit, which resulted in a $136.1 million reduction of income tax expense in 2016. Also contributing to the decrease in net income were higher other operation and maintenance expenses. The decrease was partially offset by higher net revenue and higher other income. See Note 3 to the financial statements for discussion of the effects of the Tax Cuts and Jobs Act and the IRS audit.

2016 Compared to 2015

Net income increased $175.4 million primarily due to the effect of a settlement with the IRS related to the 2010-2011 IRS audit, which resulted in a $136.1 million reduction of income tax expense in 2016. Also contributing to the increase were lower other operation and maintenance expenses, higher net revenue, and higher other income. The increase was partially offset by higher depreciation and amortization expenses, higher interest expense, and higher nuclear refueling outage expenses. See Note 3 to the financial statements for discussion of the IRS audit.

Net Revenue

2017 Compared to 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2017 to 2016.

Amount
(In Millions)

2016 net revenue	$2,438.4
Regulatory credit resulting from reduction of the federal corporate income tax rate	55.5
Retail electric price	42.8
Louisiana Act 55 financing savings obligation	17.2
Volume/weather	(12.4)
Other	19.0
2017 net revenue	$2,560.5

The regulatory credit resulting from reduction of the federal corporate income tax rate variance is due to the reduction of the Vidalia purchased power agreement regulatory liability by $30.5 million and the reduction of the Louisiana Act 55 financing savings obligation regulatory liabilities by $25 million as a result of the enactment of the Tax Cuts and Jobs Act, in December 2017, which lowered the federal corporate income tax rate from 35% to 21%. The effects of the Tax Cuts and Jobs Act are discussed further in Note 3 to the financial statements.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to an increase in formula rate plan revenues, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station in March 2016 and a provision recorded in 2016 related to the settlement of the Waterford 3 replacement steam generator prudence review proceeding. See Note 2 to the financial statements for further discussion of the formula rate plan revenues and the Waterford 3 replacement steam generator prudence review proceeding.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge recorded in 2016 for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings resulted from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 3 to the financial statements for additional discussion of the settlement and benefit sharing.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales and decreased usage during the unbilled sales period. The decrease was partially offset by an increase of 1,237 GWh, or 4%, in industrial usage primarily due to an increase in demand from existing customers and expansion projects in the chemicals industry.

2016 Compared to 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2016 to 2015.

Amount
(In Millions)

2015 net revenue	$2,408.8
Retail electric price	62.5
Volume/weather	(6.7)
Louisiana Act 55 financing savings obligation	(17.2)
Other	(9.0)
2016 net revenue	$2,438.4

The retail electric price variance is primarily due to an increase in formula rate plan revenues, implemented with the first billing cycle of March 2016, to collect the estimated first-year revenue requirement related to the purchase of Power Blocks 3 and 4 of the Union Power Station. See Note 2 to the financial statements for further discussion.

The volume/weather variance is primarily due to the effect of less favorable weather on residential sales, partially offset by an increase in industrial usage and an increase in volume during the unbilled period. The increase in industrial usage is primarily due to increased demand from new customers and expansion projects, primarily in the chemicals industry.

The Louisiana Act 55 financing savings obligation variance results from a regulatory charge for tax savings to be shared with customers per an agreement approved by the LPSC. The tax savings resulted from the 2010-2011 IRS audit settlement on the treatment of the Louisiana Act 55 financing of storm costs for Hurricane Gustav and Hurricane Ike. See Note 3 to the financial statements for additional discussion of the settlement and benefit sharing.

Included in Other is a provision of $23 million recorded in 2016 related to the settlement of the Waterford 3 replacement steam generator prudence review proceeding, offset by a provision of $32 million recorded in 2015 related to the uncertainty at that time associated with the resolution of the Waterford 3 replacement steam generator prudence

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

review proceeding.  See Note 2 to the financial statements for a discussion of the Waterford 3 replacement steam generator prudence review proceeding.

Other Income Statement Variances

2017 Compared to 2016

Other operation and maintenance expenses increased primarily due to:

•
an increase of $17.8 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor, to position the nuclear fleet to meet its operational goals, partially offset by a lower scope of work performed during plant outages in 2017;

•	an increase of $9.5 million in compensation and benefits costs primarily due to higher incentive-based compensation accruals in 2017 as compared to the prior year;

•	an increase of $4.1 million as a result of the amount of transmission costs allocated by MISO. See Note 2 to the financial statements for further information on the recovery of these costs;

•	an increase of $3.6 million in transmission and distribution expenses due to higher vegetation maintenance costs; and

•	an increase of $3.2 million in write-offs of customer accounts.

Taxes other than income taxes increased primarily due to increases in ad valorem taxes, state franchise taxes, and payroll taxes. Ad valorem taxes increased primarily due to higher assessments, including the assessment of Arkansas ad valorem taxes on the Union Power Station beginning in 2017. State franchise taxes increased primarily due to a change in the Louisiana franchise tax law which became effective for 2017.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Blocks 3 and 4 of the Union Power Station purchased in March 2016, and the effects of recording in third quarter 2016 final court decisions in the River Bend and Waterford 3 lawsuits against the DOE related to spent nuclear fuel storage costs. The damages awarded include the reimbursement of approximately $6 million of spent nuclear fuel storage costs previously recorded as depreciation expense. See Note 14 to the financial statements for discussion of the Union Power Station purchase. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017, which includes the St. Charles Power Station project, and higher realized gains in 2017 on the River Bend decommissioning trust fund investments, including portfolio rebalancing to the 30% interest in River Bend formerly owned by Cajun.

Interest expense decreased primarily due to an increase in the allowance for borrowed funds used during construction due to higher construction work in progress in 2017, which includes the St. Charles Power Station project.

2016 Compared to 2015

Nuclear refueling outage expenses increased primarily due to the amortization of higher expenses associated with the refueling outages at Waterford 3.

Other operation and maintenance expenses decreased primarily due to:

•
the $45 million write-off recorded in 2015 to recognize the portion of the assets associated with the Waterford 3 replacement steam generator project no longer probable of recovery. See Note 2 to the financial statements for further discussion of the prudence review proceeding; and

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

•
a decrease of $35 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement costs as a result of higher discount rates used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs.

The decrease was partially offset by an increase of $19.9 million in nuclear generation expenses primarily due to higher nuclear labor costs, including contract labor.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including Power Blocks 3 and 4 of the Union Power Station purchased in March 2016.

Other income increased primarily due to an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2016, which included the St. Charles Power Station project, and increased distribution and transmission spending. The increase was also due to higher income in 2016 on the River Bend and Waterford 3 decommissioning trust fund investments.

Interest expense increased primarily due to:

•	the issuance in March 2016 of $425 million of 3.25% Series collateral trust mortgage bonds;

•	the issuance in March 2016 of $200 million of 4.95% Series first mortgage bonds; and

•	the issuance in October 2016 of $400 million of 2.40% Series collateral trust mortgage bonds.

The increase was partially offset by the refinancing at lower interest rates of certain first mortgage bonds. See Note 5 to the financial statements for details of long-term debt.

Income Taxes

The effective income tax rates for 2017, 2016, and 2015 were 60.5%, 12.6%, and 28.6%, respectively. The difference in the effective income tax rate of 60.5% for 2017 versus the statutory rate of 35% for 2017 was primarily due to the enactment of the Tax Cuts and Jobs Act, signed by President Trump in December 2017, which changed the federal corporate income tax rate from 35% to 21% effective in 2018. See Note 3 to the financial statements for further discussion of the effects of the Tax Cuts and Jobs Act. The difference in the effective income tax rate of 12.6% for 2016 versus the statutory rate of 35% for 2016 was primarily due to the reversal of a portion of the provision for uncertain tax positions as a result of the settlement of the 2010-2011 IRS audit in the second quarter 2016 and book and tax differences related to the non-taxable income distributions earned on preferred membership interests, partially offset by state income taxes. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses proceedings commenced or other responses by Entergy’s regulators to the Act.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$213,850	$35,102	$320,516

Net cash provided by (used in):
Operating activities	1,337,545	1,037,912	1,155,516
Investing activities	(1,787,409)	(1,474,065)	(994,208)
Financing activities	271,921	614,901	(446,722)
Net increase (decrease) in cash and cash equivalents	(177,943)	178,748	(285,414)

Cash and cash equivalents at end of period	$35,907	$213,850	$35,102

Operating Activities

Net cash flow provided by operating activities increased $299.6 million in 2017 primarily due to:

•
income tax refunds of $234.2 million in 2017 compared to income tax payments of $156.6 million in 2016. Entergy Louisiana received income tax refunds in 2017 and made income tax payments in 2016 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2017 resulted from the utilization of Entergy Louisiana’s net operating losses. The income tax payments in 2016 resulted primarily from adjustments associated with the settlement of the 2010-2011 IRS audit, payments for state taxes resulting from the effect of the final settlement of the 2006-2007 IRS audit, and the effect of net operating loss limitations. See Note 3 to the financial statements for a discussion of the audits;

•	an increase due to the timing of recovery of fuel and purchased power costs; and

•	an interest payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets.

The increase was partially offset by:

•
a refund to customers in January 2017 of approximately $71 million as a result of the settlement approved by the LPSC related to the Waterford 3 replacement steam generator project. See Note 2 to the financial statements for discussion of the settlement and refund;

•	an increase of $62.8 million in spending on nuclear refueling outages; and

•
proceeds of $37.8 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements for a discussion of the spent nuclear fuel litigation.

Net cash flow provided by operating activities decreased $117.6 million in 2016 primarily due to:

•
an increase of $67.5 million in income tax payments in 2016. Entergy Louisiana had income tax payments in 2016 and 2015 in accordance with intercompany income tax allocation agreements. The income tax payments in 2016 resulted primarily from adjustments associated with the settlement of the 2010-2011 IRS audit, payments for state taxes resulting from the effect of the final settlement of the 2006-2007 IRS audit, and the effect of net operating loss limitations. The 2015 income tax payments resulted primarily from adjustments

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

associated with the settlement of the 2008-2009 IRS audit. See Note 3 to the financial statements for a discussion of the income tax audits;

•
an increase of $80.7 million in interest paid resulting from an increase in interest expense, including a payment of $60 million made in March 2016 related to the purchase of a beneficial interest in the Waterford 3 leased assets. See Note 10 to the financial statements for a discussion of the purchase of a beneficial interest in the Waterford 3 leased assets;

•	the timing of collections from customers and payments to vendors; and

•	a decrease due to the timing of recovery of fuel and purchased power costs in 2016.

The decrease was partially offset by proceeds of $37.8 million received in 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed and a decrease of $30.5 million in spending on nuclear refueling outages in 2016. See Note 8 to the financial statements for a discussion of the spent nuclear fuel litigation.

Investing Activities

Net cash flow used in investing activities increased $313.3 million in 2017 primarily due to:

•	an increase of $364.3 million in fossil-fueled generation construction expenditures primarily due to higher spending on the St. Charles Power Station and Lake Charles Power Station projects in 2017;

•	an increase of $148.9 million in transmission construction expenditures due to a higher scope of work performed in 2017;

•
an increase of $144.9 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•
proceeds of $57.9 million received in 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation;

•	an increase of $53.6 million in nuclear construction expenditures primarily due to increased spending on various nuclear projects in 2017;

•	an increase of $30.4 million in distribution construction expenditures due to increased spending on digital technology improvements within the customer contact centers;

•	an increase of $19.9 million due to increased spending on advanced metering infrastructure; and

•	an increase of $12.3 million due to various information technology projects and upgrades in 2017.

The increase was partially offset by:

•
the purchase of Power Blocks 3 and 4 of the Union Power Station for an aggregate purchase price of approximately $475 million in March 2016. See Note 14 to the financial statements for discussion of the Union Power Station purchase;

•	money pool activity; and

•	an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017.

Decreases in Entergy Louisiana’s receivable from the money pool are a source of cash flow, and Entergy Louisiana’s receivable from the money pool decreased by $11.3 million in 2017 compared to increasing by $16.3 million in 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Net cash flow used in investing activities increased $479.9 million in 2016 primarily due to:

•
the purchase of Power Blocks 3 and 4 of the Union Power Station for an aggregate purchase price of approximately $475 million in March 2016. See Note 14 to the financial statements for discussion of the Union Power Station purchase;

•	an increase of $130.7 million in fossil-fueled generation construction expenditures primarily due to spending on the St. Charles Power Station project in 2016;

•
cash proceeds of $59.6 million received in 2015 from the transfer of Algiers assets to Entergy New Orleans in September 2015. See “State and Local Rate Regulation and Fuel-Cost Recovery - Retail Rates - Electric - Filings with the City Council” below for further discussion of the transfer;

•	an increase of $52 million in transmission construction expenditures due to a higher scope of work performed in 2016; and

•	an increase of $20.5 million due to various information technology projects and upgrades in 2016.

The increase was partially offset by:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and service deliveries, and the timing of cash payments during the nuclear fuel cycle;

•
proceeds of $57.9 million received in 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation; and

•	a decrease of $16.9 million in nuclear construction expenditures primarily due to decreased spending on compliance with NRC post-Fukushima requirements.

Financing Activities

Net cash flow provided by financing activities decreased $343 million in 2017 primarily due to the net issuance of $325.6 million of long-term debt in 2017 compared to the net issuance of $961.2 million in 2016. The decrease was partially offset by:

•	a decrease of $194.3 million of common equity distributions primarily as a result of higher construction expenditures and higher nuclear fuel purchases in 2017; and

•	net borrowings of $39.7 million on the nuclear fuel company variable interest entities’ credit facilities in 2017 compared to net repayments of $56.6 million in 2016.

Entergy Louisiana’s financing activities provided $614.9 million of cash in 2016 compared to using $446.7 million in 2015 primarily due to the following activity:

•	the net issuance of $961.2 million of long-term debt in 2016 compared to the net retirement of $103.4 million of long-term debt in 2015;

•
the redemption in September 2015 of $100 million of 6.95% Series and $10 million of 8.25% Series preferred membership interests in connection with the Entergy Louisiana and Entergy Gulf States Louisiana business combination;

•	net repayments of borrowings of $56.6 million on the nuclear fuel company variable interest entity’s credit facility in 2016 compared to net borrowings of $14.3 million in 2015; and

•	an increase of $59.5 million in common equity distributions in 2016. Equity distributions were lower in 2015 in anticipation of the purchase of Power Blocks 3 and 4 of the Union Power Station.

See Note 5 to the financial statements for details of long-term debt.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Louisiana’s capitalization is balanced between equity and debt, as shown in the following table.

	December 31, 2017	December 31, 2016
Debt to capital	53.8%	53.4%
Effect of excluding securitization bonds	(0.3%)	(0.5%)
Debt to capital, excluding securitization bonds (a)	53.5%	52.9%
Effect of subtracting cash	(0.1%)	(0.9%)
Net debt to net capital, excluding securitization bonds (a)	53.4%	52.0%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Louisiana.

Net debt consists of debt less cash and cash equivalents.  Debt consists of short-term borrowings and long-term debt, including the currently maturing portion.  Capital consists of debt and common equity.  Net capital consists of capital less cash and cash equivalents.  Entergy Louisiana uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because the securitization bonds are non-recourse to Entergy Louisiana, as more fully described in Note 5 to the financial statements. Entergy Louisiana also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy Louisiana’s financial condition because net debt indicates Entergy Louisiana’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

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

Uses of Capital

Entergy Louisiana requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	distribution and interest payments.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Louisiana’s planned construction and other capital investments.

	2018	2019	2020
	(In Millions)
Planned construction and capital investment:
Generation	$875	$530	$330
Transmission	465	350	285
Distribution	325	395	365
Utility Support	165	110	135
Total	$1,830	$1,385	$1,115

Following are the amounts of Entergy Louisiana’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2018	2019-2020	2021-2022	After 2022	Total
	(In Millions)
Long-term debt (a)	$940	$903	$843	$6,785	$9,471
Operating leases	$22	$41	$24	$19	$106
Purchase obligations (b)	$633	$1,420	$1,366	$7,125	$10,544

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

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

In addition to the contractual obligations given above, Entergy Louisiana currently expects to contribute approximately $71.9 million to its qualified pension plans and approximately $19 million to its other postretirement health care and life insurance plans in 2018, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also, in addition to the contractual obligations, Entergy Louisiana has $926.6 million of unrecognized tax benefits and interest net of unused tax attributes for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Louisiana includes specific investments, such as the St. Charles Power Station and Lake Charles Power Station, each discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including investment to support advanced metering; resource planning, including potential generation projects; system improvements; investments in River Bend and Waterford 3; and other investments.  Entergy’s Utility supply plan initiative will continue to seek to transform its generation portfolio with new or repowered generation resources. Opportunities resulting from the supply plan initiative, including new projects or the exploration of alternative financing sources, could result in increases or decreases in the capital expenditure estimates given above. The estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements,

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital.

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy Louisiana pays distributions from its earnings at a percentage determined monthly.

St. Charles Power Station

In August 2015, Entergy Louisiana filed with the LPSC an application seeking certification that the public necessity and convenience would be served by the construction of the St. Charles Power Station, a nominal 980 megawatt combined-cycle generating unit, on land adjacent to the existing Little Gypsy plant in St. Charles Parish, Louisiana. It is currently estimated to cost $869 million to construct, including transmission interconnection and other related costs. The LPSC issued an order approving certification of St. Charles Power Station in December 2016. Construction is in progress and commercial operation is estimated to occur by mid-2019.

Lake Charles Power Station

In November 2016, Entergy Louisiana filed an application with the LPSC seeking certification that the public convenience and necessity would be served by the construction of the Lake Charles Power Station, a nominal 994 megawatt combined-cycle generating unit in Westlake, Louisiana, on land adjacent to the existing Nelson plant in Calcasieu Parish. The current estimated cost of the Lake Charles Power Station is $872 million, including estimated costs of transmission interconnection and other related costs. In May 2017 the parties to the proceeding agreed to an uncontested stipulation finding that construction of the Lake Charles Power Station is in the public interest and authorizing an in-service rate recovery plan. In July 2017 the LPSC issued an order unanimously approving the stipulation and approved certification of the unit. Construction is in progress and commercial operation is expected to occur by mid-2020.

Washington Parish Energy Center

In April 2017, Entergy Louisiana signed a purchase and sale agreement with a subsidiary of Calpine Corporation for the acquisition of a peaking plant. Calpine will construct the plant, which will consist of two natural gas-fired combustion turbine units with a total nominal capacity of approximately 361 MW. The plant, named the Washington Parish Energy Center, will be located in Bogalusa, Louisiana and, subject to permits and approvals, is expected to be completed in 2021. Subject to regulatory approvals, Entergy Louisiana will purchase the plant once it is complete for an estimated total investment of approximately $261 million, including transmission and other related costs. In May 2017, Entergy Louisiana filed an application with the LPSC seeking certification of the plant. A procedural schedule has been established, with the deadlines recently extended and the hearing continued from March 2018 until June 2018 in order to allow the parties an opportunity to reach settlement.

Advanced Metering Infrastructure (AMI)

In November 2016, Entergy Louisiana filed an application seeking a finding from the LPSC that Entergy Louisiana’s deployment of advanced electric and gas metering infrastructure is in the public interest. Entergy Louisiana proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Louisiana’s modernized power grid. The filing included an estimate of implementation costs for AMI of $330 million. The filing identified a number of quantified and unquantified benefits, and Entergy Louisiana provided a cost/benefit analysis showing that its combined electric and gas AMI deployment is expected to produce a nominal net benefit to customers of $607 million. Entergy Louisiana also sought to continue to include in rate base the remaining book value, approximately $92 million at December 31, 2015, of the existing electric meters and also to depreciate those assets using current depreciation rates. Entergy Louisiana proposed a 15-year useful life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. The communications network deployment

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

is expected to begin by late-2018, after the necessary information technology infrastructure is in place. Entergy Louisiana proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022. The parties reached an uncontested stipulation permitting implementation of Entergy Louisiana’s proposed AMI system, with modifications to the proposed customer charge. In July 2017 the LPSC approved the stipulation. Entergy Louisiana expects to recover the undepreciated balance of its existing meters through a regulatory asset at current depreciation rates.

Sources of Capital

Entergy Louisiana’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred membership interest issuances; and

•	bank financing under new or existing facilities.

Entergy Louisiana may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions and interest rates are favorable.

All debt and common and preferred membership interest issuances by Entergy Louisiana require prior regulatory approval. Preferred membership interest and debt issuances are also subject to issuance tests set forth in its bond indentures and other agreements. Entergy Louisiana has sufficient capacity under these tests to meet its foreseeable capital needs.

Entergy Louisiana’s receivables from the money pool were as follows as of December 31 for each of the following years.

2017	2016	2015	2014
(In Thousands)
$11,173	$22,503	$6,154	$2,815

See Note 4 to the financial statements for a description of the money pool.

Entergy Louisiana has a credit facility in the amount of $350 million scheduled to expire in August 2022. The credit facility allows Entergy Louisiana to issue letters of credit against $15 million of the borrowing capacity of the facility. As of December 31, 2017, there were no cash borrowings and a $9.1 million letter of credit outstanding under the credit facility. In addition, Entergy Louisiana is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2017, a $29.7 million letter of credit was outstanding under Entergy Louisiana’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.
The Entergy Louisiana nuclear fuel company variable interest entities have two separate credit facilities, one in the amount of $105 million and one in the amount of $85 million, both scheduled to expire in May 2019. As of December 31, 2017, $65.7 million of loans were outstanding under the credit facility for the Entergy Louisiana River Bend nuclear fuel company variable interest entity. As of December 31, 2017, $43.5 million in letters of credit to support a like amount of commercial paper issued and $36.4 million in loans were outstanding under the Entergy Louisiana Waterford nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the nuclear fuel company variable interest entity credit facilities.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Entergy Louisiana obtained authorizations from the FERC through October 2019 for the following:

•	short-term borrowings not to exceed an aggregate amount of $450 million at any time outstanding;

•	long-term borrowings and security issuances; and

•	long-term borrowings by its nuclear fuel company variable interest entities.

See Note 4 to the financial statements for further discussion of Entergy Louisiana’s short-term borrowing limits.

Hurricane Isaac

In June 2014 the LPSC voted to approve a series of orders which (i) quantified $290.8 million of Hurricane Isaac system restoration costs as prudently incurred; (ii) determined $290 million as the level of storm reserves to be re-established; (iii) authorized Entergy Louisiana to utilize Louisiana Act 55 financing for Hurricane Isaac system restoration costs; and (iv) granted other requested relief associated with storm reserves and Act 55 financing of Hurricane Isaac system restoration costs. Entergy Louisiana committed to pass on to customers a minimum of $30.8 million of customer benefits through annual customer credits of approximately $6.2 million for five years. Approvals for the Act 55 financings were obtained from the Louisiana Utilities Restoration Corporation and the Louisiana State Bond Commission. See Note 2 to the financial statements for a discussion of the August 2014 issuance of bonds under Act 55 of the Louisiana Legislature.

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Retail Rates - Electric

Filings with the LPSC

2014 Formula Rate Plan Filing

In connection with the approval of the business combination of Entergy Gulf States Louisiana and Entergy Louisiana, the LPSC authorized the filing of a single, joint, formula rate plan evaluation report for Entergy Gulf States Louisiana’s and Entergy Louisiana’s 2014 calendar year operations. The joint evaluation report was filed in September 2015 and reflected an earned return on common equity of 9.09%. As such, no adjustment to base formula rate plan revenue was required. The following adjustments were required under the formula rate plan, however: a decrease in the additional capacity mechanism for Entergy Louisiana of $17.8 million; an increase in the additional capacity mechanism for Entergy Gulf States Louisiana of $4.3 million; and a reduction of $5.5 million to the MISO cost recovery mechanism to collect approximately $35.7 million on a combined-company basis. Under the order approving the business combination, following completion of the prescribed review period, rates were implemented with the first billing cycle of December 2015, subject to refund. In June 2017 the LPSC staff and Entergy Louisiana filed an unopposed joint report of proceedings, which was accepted by the LPSC in June 2017, finalizing the results of this proceeding with no changes to rates already implemented.

2015 Formula Rate Plan Filing

In May 2016, Entergy Louisiana filed its formula rate plan evaluation report for its 2015 calendar year operations. The evaluation report reflected an earned return on common equity of 9.07%. As such, no adjustment to base formula rate plan revenue was required. The following other adjustments, however, were required under the formula rate plan: an increase in the legacy Entergy Louisiana additional capacity mechanism of $14.2 million; a separate increase in legacy Entergy Louisiana revenue of $10 million primarily to reflect the effects of the termination of the System Agreement; an increase in the legacy Entergy Gulf States Louisiana additional capacity mechanism of $0.5 million; a decrease in legacy Entergy Gulf States Louisiana revenue of $58.7 million primarily to reflect the effects of the termination of the System Agreement; and an increase of $11 million to the MISO cost recovery mechanism. Rates were implemented with the first billing cycle of September 2016, subject to refund. Following implementation of the as-filed rates in September 2016, there were several interim updates to Entergy Louisiana’s formula rate plan, including the one submitted in December 2016, reflecting implementation of the settlement of the Waterford 3 replacement steam generator project prudence review described below. In June 2017 the LPSC staff and Entergy Louisiana filed a joint report of proceedings, which was accepted by the LPSC in June 2017, finalizing the results of the May 2016 evaluation report, interim updates, and corresponding proceedings with no changes to rates already implemented.

Extension of MISO Cost Recovery Mechanism Rider

In November 2016, Entergy Louisiana filed with the LPSC a request to extend the MISO cost recovery mechanism rider provision of its formula rate plan. In March 2017 the LPSC staff submitted direct testimony generally supportive of a one-year extension of the MISO cost recovery mechanism and the intervenor in the proceeding did not

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

oppose an extension for this period of time. In July 2017 an uncontested joint stipulation authorizing a one-year extension of the MISO cost recovery mechanism rider was approved.

2016 Formula Rate Plan Filing

In May 2017, Entergy Louisiana filed its formula rate plan evaluation report for its 2016 calendar year operations. The evaluation report reflected an earned return on common equity of 9.84%. As such, no adjustment to base formula rate plan revenue was required. Adjustments, however, were required under the formula rate plan; the 2016 formula rate plan evaluation report showed a decrease in formula rate plan revenue of approximately $16.9 million, comprised of a decrease in legacy Entergy Louisiana formula rate plan revenue of $3.5 million, a decrease in legacy Entergy Gulf States Louisiana formula rate plan revenue of $9.7 million, and a decrease in incremental formula rate plan revenue of $3.7 million. Additionally, the formula rate plan evaluation report called for a decrease of $40.5 million in the MISO cost recovery revenue requirement from the present level of $46.8 million to $6.3 million. Rates reflecting these adjustments were implemented with the first billing cycle of September 2017, subject to refund. In September 2017 the LPSC issued its report indicating that no changes to Entergy Louisiana’s original formula rate plan evaluation report were required but reserved for several issues, including Entergy Louisiana’s September 2017 update to its formula rate plan evaluation report.

Formula Rate Plan Extension Request

In August 2017, Entergy Louisiana filed a request with the LPSC seeking to extend its formula rate plan for three years (2017-2019) with limited modifications to its terms.  Those modifications include: a one-time resetting of base rates to the midpoint of the band at Entergy Louisiana’s authorized return on equity of 9.95% for the 2017 test year; narrowing of the formula rate plan bandwidth from a total of 160 basis points to 80 basis points; and a forward-looking mechanism that would allow Entergy Louisiana to recover certain transmission-related costs contemporaneously with when those projects begin delivering benefits to customers.  Entergy Louisiana requested that the LPSC consider its request on an expedited basis, in an effort to maintain Entergy Louisiana’s current cycle for implementing rate adjustments, i.e., September 2018, without the need for filing a full base rate case proceeding. Several parties have intervened in the proceeding and all parties have been participating in settlement discussions.

Waterford 3 Replacement Steam Generator Project

Following the completion of the Waterford 3 replacement steam generator project, the LPSC undertook a prudence review in connection with a filing made by Entergy Louisiana in April 2013 with regard to the following aspects of the replacement project: 1) project management; 2) cost controls; 3) success in achieving stated objectives; 4) the costs of the replacement project; and 5) the outage length and replacement power costs. In July 2014 the LPSC staff filed testimony recommending potential project and replacement power cost disallowances of up to $71 million, citing a need for further explanation or documentation from Entergy Louisiana.  An intervenor filed testimony recommending disallowance of $141 million of incremental project costs, claiming the steam generator fabricator was imprudent.  Entergy Louisiana provided further documentation and explanation requested by the LPSC staff. An evidentiary hearing was held in December 2014. At the hearing the parties maintained the positions reflected in pre-filed testimony. Entergy Louisiana believed that the replacement steam generator costs were prudently incurred and applicable legal principles supported their recovery in rates.  Nevertheless, Entergy Louisiana recorded a write-off of $16 million of Waterford 3’s plant balance in December 2014 because of the uncertainty at the time associated with the resolution of the prudence review. In December 2015 the ALJ issued a proposed recommendation, which was subsequently finalized, concluding that Entergy Louisiana prudently managed the Waterford 3 replacement steam generator project, including the selection, use, and oversight of contractors, and could not reasonably have anticipated the damage to the steam generators. Nevertheless, the ALJ concluded that Entergy Louisiana was liable for the conduct of its contractor and subcontractor and, therefore, recommended a disallowance of $67 million in capital costs. Additionally, the ALJ concluded that Entergy Louisiana did not sufficiently justify the incurrence of $2 million in replacement power costs during the replacement outage. Although the ALJ’s recommendation had not yet been considered by the LPSC, after considering the progress of the proceeding in light of the ALJ recommendation, Entergy

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Louisiana recorded in the fourth quarter 2015 approximately $77 million in charges, including a $45 million asset write-off and a $32 million regulatory charge, to reflect that a portion of the assets associated with the Waterford 3 replacement steam generator project was no longer probable of recovery. Entergy Louisiana maintained that the ALJ’s recommendation contained significant factual and legal errors.

In October 2016 the parties reached a settlement in this matter. The settlement was approved by the LPSC in December 2016. The settlement effectively provided for an agreed-upon disallowance of $67 million of plant, which had been previously written off by Entergy Louisiana, as discussed above. The refund to customers of approximately $71 million as a result of the settlement approved by the LPSC was made to customers in January 2017. Of the $71 million of refunds, $68 million was credited to customers through Entergy Louisiana’s formula rate plan, outside of sharing, and $3 million through its fuel adjustment clause. Entergy Louisiana had previously recorded a provision of $48 million for this refund. The previously-recorded provision included the cumulative revenues recorded through December 2016 related to the $67 million of disallowed plant. An additional regulatory charge of $23 million was recorded in fourth quarter 2016 to reflect the effects of the settlement. The settlement also provided that Entergy Louisiana could retain the value associated with potential service credits agreed to by the project contractor, to the extent they are realized in the future. Following a review by the parties, an unopposed joint report of proceedings was filed by the LPSC staff and Entergy Louisiana in May 2017 and the LPSC accepted the joint report of proceedings resolving the matter.

Ninemile 6

In July 2014, Entergy Gulf States Louisiana and Entergy Louisiana filed an unopposed stipulation with the LPSC, which was subsequently approved, that estimated a first year revenue requirement associated with Ninemile 6 and provided a mechanism to update the revenue requirement as the in-service date approached. In late-December 2014, roughly contemporaneous with the unit's placement in service, a final updated estimated revenue requirement of $26.8 million for Entergy Gulf States Louisiana and $51.1 million for Entergy Louisiana was filed. The December 2014 estimate formed the basis of rates implemented effective with the first billing cycle of January 2015. In July 2015, Entergy Louisiana submitted to the LPSC a compliance filing including an estimate at completion, inclusive of interconnection costs and transmission upgrades, of approximately $648 million, or $76 million less than originally estimated, along with other project details and supporting evidence, to enable the LPSC to review the prudence of Entergy Louisiana’s management of the project. Testimony filed by the LPSC staff generally supported the prudence of the management of the project and recovery of the costs incurred to complete the project. The LPSC staff had questioned the warranty coverage for one element of the project. In October 2016 all parties agreed to a stipulation providing that 100% of Ninemile 6 construction costs was prudently incurred and is eligible for recovery from customers, but reserving the LPSC’s rights to review the prudence of Entergy Louisiana’s actions regarding one element of the project. This stipulation was approved by the LPSC in January 2017.

Union Power Station and Deactivation or Retirement Decisions for Entergy Louisiana Plants

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

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Retail Rates - Gas

In accordance with the settlement of Entergy Gulf States Louisiana’s gas rate stabilization plan for the test year ended September 30, 2012, in August 2014, Entergy Gulf States Louisiana submitted for consideration a proposal for implementation of an infrastructure rider to recover expenditures associated with strategic plant investment and relocation projects mandated by local governments. After review by the LPSC staff and inclusion of certain customer safeguards required by the LPSC staff, in December 2014, Entergy Gulf States Louisiana and the LPSC staff submitted a joint settlement for implementation of an accelerated gas pipe replacement program providing for the replacement of approximately 100 miles of pipe over the next ten years, as well as relocation of certain existing pipe resulting from local government-related infrastructure projects, and for a rider to recover the investment associated with these projects. The rider allows for recovery of approximately $65 million over ten years. The rider recovery will be adjusted on a quarterly basis to include actual investment incurred for the prior quarter and is subject to the following conditions, among others: a ten-year term; application of any earnings in excess of 10.45% as an offset to the revenue requirement of the infrastructure rider; adherence to a specified spending plan, within plus or minus 20% annually; annual filings comparing actual versus planned rider spending with actual spending and explanation of variances exceeding 10%; and an annual true-up. The joint settlement was approved by the LPSC in January 2015. Implementation of the infrastructure rider commenced with bills rendered on and after the first billing cycle of April 2015.

2014 Rate Stabilization Plan Filing

In January 2015, Entergy Gulf States Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2014.  The filing showed an earned return on common equity of 7.20%, which resulted in a $706 thousand rate increase.  In April 2015 the LPSC issued findings recommending two adjustments to Entergy Gulf States Louisiana’s as-filed results, and an additional recommendation that did not affect the results. The LPSC staff’s recommended adjustments increase the earned return on equity for the test year to 7.24%. Entergy Gulf States Louisiana accepted the LPSC staff’s recommendations and a revenue increase of $688 thousand was implemented with the first billing cycle of May 2015.

2015 Rate Stabilization Plan Filing

In January 2016, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for the test year ended September 30, 2015. The filing showed an earned return on common equity of 10.22%, which is within the authorized bandwidth, therefore requiring no change in rates. In March 2016 the LPSC staff issued its report stating that the 2015 gas rate stabilization plan filing was in compliance with the exception of several issues that required additional information, explanation, or clarification for which the LPSC staff had reserved the right to further review. In July 2016 the parties to the proceeding filed an unopposed joint report and motion for entry of order accepting the report that indicated no outstanding issues remained in the filing.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

In February 2016, Entergy Louisiana filed a motion requesting to extend the term of the gas rate stabilization plan in substantially similar form for an additional three-year term and included a request for sharing of non-jurisdictional compressed natural gas revenues. Following discovery and the filing of testimony by the LPSC staff, Entergy Louisiana and the LPSC submitted a joint motion for hearing an uncontested stipulated settlement resolving the proceeding. A hearing on the stipulation was held in November 2016. The ALJ issued a report of proceedings that was presented with the parties’ stipulation to the LPSC for consideration. The stipulation approving Entergy Louisiana’s requested extension of the rate stabilization plan was approved by the LPSC in December 2016.

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

In connection with the joint report of proceedings accepted by the LPSC, in May 2017, Entergy Louisiana filed an application to initiate a separate proceeding to recover through the extraordinary cost provision of the gas rate stabilization plan the deferred operation and maintenance expenses of $1.4 million incurred to restore service and repair damage resulting from flooding and widespread rainfall in southeast Louisiana that occurred in August 2016. The LPSC staff submitted its direct testimony in the proceeding recommending recovery of $0.9 million. Entergy Louisiana filed rebuttal testimony responding to the LPSC staff’s recommendation. The procedural schedule was suspended to allow the parties to engage in settlement negotiations, and in February 2018 the LPSC staff and Entergy Louisiana filed an unopposed settlement. If approved by the LPSC, the settlement would provide for Entergy Louisiana to recover, over ten years, the approximately $1.4 million in deferred operation and maintenance expense and related carrying charges. The settlement further provides for recovery to commence in May 2018.

2017 Rate Stabilization Plan Filing

In January 2018, Entergy Louisiana filed with the LPSC its gas rate stabilization plan for test year ended September 30, 2017.  The filing of the evaluation report for the test year 2017 reflected an earned return on common equity of 9.06%.  This earned return is below the earnings sharing band of the rate stabilization plan and results in a rate increase of $0.1 million.  Due to the enactment in late-December 2017 of the Tax Cuts and Jobs Act, Entergy Louisiana did not have adequate time to reflect the effects of this tax legislation in the rate stabilization plan.  As a result, Entergy Louisiana will file a supplement to the January 2018 evaluation report to reflect, among other things, a 21% federal corporate income tax rate.  Any rate change resulting from the revised rate stabilization plan will become effective in rates in May 2018.

Fuel and purchased power recovery

Entergy Louisiana recovers electric fuel and purchased power costs for the billing month based upon the level of such costs incurred two months prior to the billing month. Entergy Louisiana’s purchased gas adjustments include

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

estimates for the billing month adjusted by a surcharge or credit that arises from an annual reconciliation of fuel costs incurred with fuel cost revenues billed to customers, including carrying charges.

In April 2010 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings.  The audit included a review of the reasonableness of charges flowed through the fuel adjustment clause by Entergy Louisiana for the period from 2005 through 2009.  The LPSC staff issued its audit report in January 2013.  The LPSC staff recommended that Entergy Louisiana refund approximately $1.9 million, plus interest, to customers and realign the recovery of approximately $1 million from Entergy Louisiana’s fuel adjustment clause to base rates.  The recommended refund was made by Entergy Louisiana in May 2013 in the form of a credit to customers through its fuel adjustment clause filing. In October 2016 the LPSC staff filed testimony affirming the recommendation in its audit report on the lone remaining issue that nuclear dry fuel storage costs should be realigned to base rates. The parties agreed to remove that remaining issue to a separate docket because the same issue was outstanding in the Entergy Gulf States Louisiana audit for the same time period. In November 2016 the LPSC approved the resolution of this audit and the creation of a new docket for the resolution of the proper method of recovery for nuclear dry fuel storage costs. In December 2016 the LPSC opened a new docket in order to resolve the issue regarding the proper methodology for the recovery of nuclear dry fuel storage costs. In October 2017 the LPSC approved the continued recovery of the nuclear dry fuel storage costs through the fuel adjustment clause, resolving the open issue in the audit.

In December 2011 the LPSC authorized its staff to initiate a proceeding to audit the fuel adjustment clause filings of Entergy Gulf States Louisiana and its affiliates.  The audit included a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period 2005 through 2009.  In March 2016 the LPSC staff consultant issued its audit report. In its report, the LPSC staff consultant recommended that Entergy Louisiana refund approximately $8.6 million, plus interest, to customers and realign the recovery of approximately $12.7 million from Entergy Gulf States Louisiana’s fuel adjustment clause to base rates. In September 2016 the LPSC staff filed testimony stating that it was no longer recommending a disallowance of $3.4 million of the $8.6 million discussed above, but otherwise maintained positions from its report. Subsequently, the parties entered into a settlement, which was approved by the LPSC in November 2016. The settlement recognized the dry cask storage recovery method issue, which was addressed in the separate proceeding approved by the LPSC in October 2017, provided for a refund of $5 million, which was made to legacy Entergy Gulf States Louisiana customers in December 2016, and resolved all other issues raised in the audit.

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Gulf States Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Gulf States Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery commenced in July 2015. No report of audit has been issued.

In July 2014 the LPSC authorized its staff to initiate an audit of Entergy Louisiana’s fuel adjustment clause filings. The audit includes a review of the reasonableness of charges flowed by Entergy Louisiana through its fuel adjustment clause for the period from 2010 through 2013. Discovery commenced in July 2015. No report of audit has been issued.

In June 2016 the LPSC staff provided notice of audits of Entergy Louisiana’s fuel adjustment clause filings and purchased gas adjustment clause filings. In recognition of the business combination that occurred in 2015, the audit notice was issued to Entergy Louisiana and will also include a review of charges to legacy Entergy Gulf States Louisiana customers prior to the business combination. The audit includes a review of the reasonableness of charges flowed through Entergy Louisiana’s fuel adjustment clause for the period from 2014 through 2015 and charges flowed through Entergy Louisiana’s purchased gas adjustment clause for the period from 2012 through 2015. Discovery commenced in March 2017. No report of audit has been issued.

Due to higher fuel costs for the operating month of January 2018 resulting in part from recent cold weather, higher Henry Hub prices, and an increase in total fuel and purchased power costs, Entergy Louisiana plans to cap the

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

average fuel adjustment charge to be billed in March 2018 at $0.03060 per kWh and to defer billing of all fuel costs in excess of the capped amounts by including such costs in the over- or under-recovery account.

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

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

Nuclear Matters

Entergy Louisiana owns and, through an affiliate, operates the River Bend and Waterford 3 nuclear power plants. Entergy Louisiana is, therefore, subject to the risks related to owning and operating nuclear plants. These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, to position Entergy’s nuclear fleet to meet its operational goals, including the financial requirements to address emerging issues like stress corrosion cracking of certain materials within the plant systems and the Fukushima event; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license renewal and amendments, and decommissioning; the performance and capacity factors of these nuclear plants; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of River Bend or Waterford 3, Entergy Louisiana may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.

Waterford 3’s operating license is currently due to expire in December 2024.  In March 2016, Entergy Louisiana filed an application with the NRC for an extension of Waterford 3’s operating license to 2044. River Bend’s operating license is currently due to expire in August 2025. In May 2017, Entergy Louisiana filed an application with the NRC for an extension of River Bend’s operating license to 2045. In October 2017 an intervenor filed with the NRC a petition to intervene and request for a hearing on the River Bend license renewal application. As provided by NRC procedure, a panel of the Atomic Safety and Licensing Board has been designated to determine whether the intervenor’s three proposed contentions, or allegations of errors or omissions in the license renewal application, are admissible and, if so, to rule on any admitted contentions. In January 2018 the Atomic Safety and Licensing Board denied the petition to intervene and the request for hearing.

Environmental Risks

Entergy Louisiana’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. Management believes that Entergy Louisiana is in substantial compliance with environmental regulations currently applicable to its facilities and operations, with reference to possible exceptions noted in

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

“Regulation of Entergy’s Business - Environmental Regulation” in Part I, Item 1. Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

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

Utility Regulatory Accounting

See “Utility Regulatory Accounting” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of accounting for the effects of rate regulation.

Unbilled Revenue

See “Unbilled Revenue” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates associated with the unbilled revenue amounts.

Impairment of Long-lived Assets and Trust Fund Investments

See “Impairment of Long-lived Assets and Trust Fund Investments” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates associated with the impairment of long-lived assets and trust fund investments.

Taxation and Uncertain Tax Positions

See “Taxation and Uncertain Tax Positions” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

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

Actuarial Assumption	Change in Assumption	Impact on 2018 Qualified Pension Cost	Impact on 2017 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$3,737	$54,506
Rate of return on plan assets	(0.25%)	$3,309	$—
Rate of increase in compensation	0.25%	$1,726	$8,824

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2018 Postretirement Benefit Cost	Impact on 2017 Accumulated postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$753	$10,727
Health care cost trend	0.25%	$1,219	$8,675

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Louisiana in 2017 was $44.3 million.  Entergy Louisiana anticipates 2018 qualified pension cost to be $52.1 million.   In 2016, Entergy Louisiana refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $14.2 million.  Entergy Louisiana contributed $87.5 million to its pension plans in 2017 and estimates pension contributions will be approximately $71.9 million in 2018, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018.

Total postretirement health care and life insurance benefit costs for Entergy Louisiana in 2017 were $12.6 million.  Entergy Louisiana expects 2018 postretirement health care and life insurance benefit costs of approximately $11.2 million.  In 2016, Entergy Louisiana refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $3.5 million. Entergy Louisiana contributed $14.4 million to its other postretirement plans in 2017 and estimates that 2018 contributions will be approximately $19 million.

Federal Healthcare Legislation

See “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

Entergy Louisiana, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Other Contingencies

See “Other Contingencies” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the estimates associated with environmental, litigation, and other risks.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the members and Board of Directors of
Entergy Louisiana, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Louisiana, LLC and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity (pages 349 through 354 and applicable items in pages 55 through 230), for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2018

We have served as the Company’s auditor since 2001.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)

OPERATING REVENUES
Electric	$4,246,020	$4,126,343	$4,361,524
Natural gas	54,530	50,705	55,622
TOTAL	4,300,550	4,177,048	4,417,146

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	912,060	804,433	850,869
Purchased power	980,070	890,058	1,129,910
Nuclear refueling outage expenses	52,074	51,361	44,480
Other operation and maintenance	969,400	923,779	997,546
Decommissioning	49,457	46,944	43,445
Taxes other than income taxes	175,359	165,665	167,966
Depreciation and amortization	467,369	451,290	437,036
Other regulatory charges (credits) - net	(152,080)	44,131	27,562
TOTAL	3,453,709	3,377,661	3,698,814

OPERATING INCOME	846,841	799,387	718,332

OTHER INCOME
Allowance for equity funds used during construction	51,485	27,925	19,192
Interest and investment income	164,550	154,778	150,168
Miscellaneous - net	(11,960)	(11,597)	(13,190)
TOTAL	204,075	171,106	156,170

INTEREST EXPENSE
Interest expense	275,185	273,283	259,894
Allowance for borrowed funds used during construction	(25,914)	(14,571)	(10,702)
TOTAL	249,271	258,712	249,192

INCOME BEFORE INCOME TAXES	801,645	711,781	625,310

Income taxes	485,298	89,734	178,671

NET INCOME	316,347	622,047	446,639

Preferred distribution requirements and other	—	—	5,737

EARNINGS APPLICABLE TO COMMON EQUITY	$316,347	$622,047	$440,902

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)

Net Income	$316,347	$622,047	$446,639

Other comprehensive income
Pension and other postretirement liabilities
(net of tax expense of $234, $5,034, and $14,316)	2,042	7,970	22,811
Other comprehensive income	2,042	7,970	22,811

Comprehensive Income	$318,389	$630,017	$469,450

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$316,347	$622,047	$446,639
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	621,018	620,211	593,635
Deferred income taxes, investment tax credits, and non-current taxes accrued	575,804	178,549	97,461
Changes in working capital:
Receivables	(53,829)	(102,200)	(12,795)
Fuel inventory	11,010	(2,693)	(887)
Accounts payable	58,880	(36,720)	23,641
Prepaid taxes and taxes accrued	128,261	(235,246)	105,687
Interest accrued	(70)	1,218	2,933
Deferred fuel costs	23,236	(17,023)	4,222
Other working capital accounts	(30,911)	6,462	(41,890)
Changes in provisions for estimated losses	(8,324)	490	(8,946)
Changes in other regulatory assets	492,696	57,579	130,762
Changes in other regulatory liabilities	605,453	62,351	96,234
Deferred tax rate change recognized as regulatory liability/asset	(1,207,808)	—	—
Changes in pension and other postretirement liabilities	(32,309)	(52,559)	(98,695)
Other	(161,909)	(64,554)	(182,485)
Net cash flow provided by operating activities	1,337,545	1,037,912	1,155,516
INVESTING ACTIVITIES
Construction expenditures	(1,662,835)	(1,030,416)	(845,227)
Allowance for equity funds used during construction	51,485	27,925	19,192
Insurance proceeds	5,305	10,564	—
Nuclear fuel purchases	(197,829)	(73,618)	(244,040)
Proceeds from the sale of nuclear fuel	42,634	63,304	54,595
Payment for purchase of plant	—	(474,670)	—
Payments to storm reserve escrow account	(2,110)	(1,063)	(308)
Receipts from storm reserve escrow account	8,835	—	—
Changes in securitization account	880	351	(137)
Proceeds from nuclear decommissioning trust fund sales	231,293	219,182	123,474
Investment in nuclear decommissioning trust funds	(266,592)	(257,209)	(158,028)
Changes in money pool receivable - net	11,330	(16,349)	(3,339)
Proceeds from sale of assets	—	—	59,610
Payment for purchase of assets	(9,805)	—	—
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	57,934	—
Net cash flow used in investing activities	(1,787,409)	(1,474,065)	(994,208)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	733,344	2,450,063	77,172
Retirement of long-term debt	(407,736)	(1,488,870)	(180,595)
Redemption of preferred membership interests	—	—	(110,286)
Changes in credit borrowings - net	39,746	(56,562)	14,322
Distributions paid:
Common equity	(91,250)	(285,500)	(226,000)
Preferred membership interests	—	—	(6,082)
Other	(2,183)	(4,230)	(15,253)
Net cash flow provided by (used in) financing activities	271,921	614,901	(446,722)
Net increase (decrease) in cash and cash equivalents	(177,943)	178,748	(285,414)
Cash and cash equivalents at beginning of period	213,850	35,102	320,516
Cash and cash equivalents at end of period	$35,907	$213,850	$35,102
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$266,871	$324,456	$243,745
Income taxes	($234,199)	$156,605	$89,124
Non-cash financing activities:
Capital contribution from parent	$—	$—	($267,826)
See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2017	2016
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$5,836	$49,972
Temporary cash investments	30,071	163,878
Total cash and cash equivalents	35,907	213,850
Accounts receivable:
Customer	254,308	213,517
Allowance for doubtful accounts	(8,430)	(6,277)
Associated companies	143,524	155,794
Other	60,893	54,186
Accrued unbilled revenues	153,118	159,176
Total accounts receivable	603,413	576,396
Fuel inventory	39,728	50,738
Materials and supplies - at average cost	299,881	294,421
Deferred nuclear refueling outage costs	65,711	22,535
Prepaid taxes	—	110,104
Prepayments and other	34,035	41,687
TOTAL	1,078,675	1,309,731

OTHER PROPERTY AND INVESTMENTS
Investment in affiliate preferred membership interests	1,390,587	1,390,587
Decommissioning trust funds	1,312,073	1,140,707
Storm reserve escrow account	284,759	291,485
Non-utility property - at cost (less accumulated depreciation)	245,255	217,494
Other	18,999	28,844
TOTAL	3,251,673	3,069,117

UTILITY PLANT
Electric	19,678,536	18,827,532
Natural gas	191,899	172,816
Construction work in progress	1,281,452	670,201
Nuclear fuel	337,402	249,807
TOTAL UTILITY PLANT	21,489,289	19,920,356
Less - accumulated depreciation and amortization	8,703,047	8,420,596
UTILITY PLANT - NET	12,786,242	11,499,760

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	—	470,480
Other regulatory assets (includes securitization property of $71,367 as of December 31, 2017 and $92,951 as of December 31, 2016)	1,145,842	1,168,058
Deferred fuel costs	168,122	168,122
Other	18,310	16,003
TOTAL	1,332,274	1,822,663

TOTAL ASSETS	$18,448,864	$17,701,271

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2017	2016
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$675,002	$200,198
Short-term borrowings	43,540	3,794
Accounts payable:
Associated companies	126,685	82,106
Other	404,374	358,741
Customer deposits	150,623	148,601
Taxes accrued	18,157	—
Interest accrued	75,528	75,598
Deferred fuel costs	71,447	48,211
Other	79,037	80,013
TOTAL	1,644,393	997,262

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	2,050,371	2,691,118
Accumulated deferred investment tax credits	121,870	126,741
Regulatory liability for income taxes - net	725,368	—
Other regulatory liabilities	761,059	880,974
Decommissioning	1,140,461	1,082,685
Accumulated provisions	302,448	310,772
Pension and other postretirement liabilities	748,384	780,278
Long-term debt (includes securitization bonds of $77,736 as of December 31, 2017 and $99,217 as of December 31, 2016)	5,469,069	5,612,593
Other	176,637	137,039
TOTAL	11,495,667	11,622,200

Commitments and Contingencies

EQUITY
Member’s equity	5,355,204	5,130,251
Accumulated other comprehensive loss	(46,400)	(48,442)
TOTAL	5,308,804	5,081,809

TOTAL LIABILITIES AND EQUITY	$18,448,864	$17,701,271

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2017, 2016, and 2015

		Common Equity
	Preferred Membership Interests	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)

Balance at December 31, 2014	$110,000	$4,316,210	($79,223)	$4,346,987
Net income	—	446,639	—	446,639
Other comprehensive income	—	—	22,811	22,811
Preferred stock redemption	(110,000)	—	—	(110,000)
Non-cash contribution from parent	—	267,826	—	267,826
Distributions to parent	—	(226,000)	—	(226,000)
Distributions declared on preferred membership interests	—	(5,737)	—	(5,737)
Other	—	(5,214)	—	(5,214)
Balance at December 31, 2015	$—	$4,793,724	($56,412)	$4,737,312
Net income	—	622,047	—	622,047
Other comprehensive income	—	—	7,970	7,970
Distributions to parent	—	(285,500)	—	(285,500)
Other	—	(20)	—	(20)
Balance at December 31, 2016	$—	$5,130,251	($48,442)	$5,081,809
Net income	—	316,347	—	316,347
Other comprehensive income	—	—	2,042	2,042
Distributions declared on common equity	—	(91,250)	—	(91,250)
Other	—	(144)	—	(144)
Balance at December 31, 2017	$—	$5,355,204	($46,400)	$5,308,804

See Notes to Financial Statements.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2017	2016	2015	2014	2013
	(In Thousands)

Operating revenues	$4,300,550	$4,177,048	$4,417,146	$4,740,504	$4,399,511
Net income	$316,347	$622,047	$446,639	$446,022	$414,126
Total assets	$18,448,864	$17,701,271	$16,387,447	$16,423,825	$15,275,863
Long-term obligations (a)	$5,469,069	$5,612,593	$4,806,790	$4,882,813	$4,383,273

(a) Includes long-term debt (excluding currently maturing debt).

	2017	2016	2015	2014	2013
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$1,198	$1,196	$1,292	$1,358	$1,304
Commercial	956	930	989	1,044	1,003
Industrial	1,534	1,350	1,420	1,569	1,457
Governmental	69	67	67	70	68
Total retail	3,757	3,543	3,768	4,041	3,832
Sales for resale:
Associated companies	278	368	406	427	320
Non-associated companies	64	50	36	80	48
Other	147	165	152	121	140
Total	$4,246	$4,126	$4,362	$4,669	$4,340

Billed Electric Energy Sales (GWh):
Residential	13,357	13,810	14,399	14,415	14,026
Commercial	11,342	11,478	11,700	11,555	11,402
Industrial	29,754	28,517	27,713	27,025	25,734
Governmental	790	794	756	732	723
Total retail	55,243	54,599	54,568	53,727	51,885
Sales for resale:
Associated companies	4,793	7,345	7,500	6,240	5,168
Non-associated companies	1,711	1,690	770	1,051	979
Total	61,747	63,634	62,838	61,018	58,032

ENTERGY MISSISSIPPI, INC.

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2017 Compared to 2016

Net income increased $0.8 million primarily due to higher other income, lower other operation and maintenance expenses, and lower interest expense, substantially offset by higher depreciation and amortization expenses and a higher effective income tax rate.

2016 Compared to 2015

Net income increased $16.5 million primarily due to lower other operation and maintenance expenses, higher net revenues, and a lower effective income tax rate, partially offset by higher depreciation and amortization expenses.

Net Revenue

2017 Compared to 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory credits. Following is an analysis of the change in net revenue comparing 2017 to 2016.

Amount
(In Millions)

2016 net revenue	$705.4
Volume/weather	(18.2)
Retail electric price	13.5
Other	2.4
2017 net revenue	$703.1

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales.

The retail electric price variance is primarily due to a $19.4 million net annual increase in rates, effective with the first billing cycle of July 2016, and an increase in the energy efficiency rider, effective with the first billing cycle of February 2017, each as approved by the MPSC. The increase was partially offset by decreased storm damage rider revenues due to resetting the storm damage provision to zero beginning with the November 2016 billing cycle. Entergy Mississippi resumed billing the storm damage rider effective with the September 2017 billing cycle. See Note 2 to the financial statements for more discussion of the formula rate plan and the storm damage rider.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

2016 Compared to 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges (credits). Following is an analysis of the change in net revenue comparing 2016 to 2015.

Amount
(In Millions)

2015 net revenue	$696.3
Retail electric price	12.9
Volume/weather	4.7
Net wholesale revenue	(2.4)
Reserve equalization	(2.8)
Other	(3.3)
2016 net revenue	$705.4

The retail electric price variance is primarily due to a $19.4 million net annual increase in revenues, as approved by the MPSC, effective with the first billing cycle of July 2016, and an increase in revenues collected through the storm damage rider.  See Note 2 to the financial statements for more discussion of the formula rate plan and the storm damage rider.

The volume/weather variance is primarily due to an increase of 153 GWh, or 1%, in billed electricity usage, including an increase in industrial usage, partially offset by the effect of less favorable weather on residential and commercial sales. The increase in industrial usage is primarily due to expansion projects in the pulp and paper industry, increased demand for existing customers, primarily in the metals industry, and new customers in the wood products industry.

The net wholesale revenue variance is primarily due to Entergy Mississippi’s exit from the System Agreement in November 2015.

The reserve equalization revenue variance is primarily due to the absence of reserve equalization revenue as compared to the same period in 2015 resulting from Entergy Mississippi’s exit from the System Agreement in November 2015.

Other Income Statement Variances

2017 Compared to 2016

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $12 million in fossil-fueled generation expenses primarily due to lower long-term service agreement costs and a lower scope of work done during plant outages in 2017 as compared to the same period in 2016; and

•	a decrease of $3.6 million in storm damage provisions. See Note 2 to the financial statements for a discussion on storm cost recovery.

The decrease was partially offset by an increase of $4.8 million in energy efficiency costs and an increase of $2.7 million in compensation and benefits costs primarily due to higher incentive-based compensation accruals in 2017 as compared to the prior year.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Other income increased primarily due to interest income recorded in connection with the opportunity sales proceeding, interest income recorded on the deferred fuel balance, and an increase in the allowance for equity funds used during construction due to higher construction work in progress in 2017 as compared to 2016. See Note 2 to the financial statements for further discussion of the opportunity sales proceeding.

Interest expense decreased primarily due to the refinancing at lower interest rates of certain first mortgage bonds in 2016 and the retirement, at maturity, of $125 million of 3.25% Series first mortgage bonds in June 2016. See Note 5 to the financial statements for details of long-term debt.

2016 Compared to 2015

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $9.4 million in fossil-fueled generation expenses primarily due to a lower scope of work done during plant outages in 2016 as compared to the same period in 2015;

•
a decrease of $6.1 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS - Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs;

•	a decrease of $2 million due to lower write-offs of uncollectible customer accounts in 2016;

•	a decrease of $2 million in energy efficiency costs; and

•	several individually insignificant items.

The decrease was partially offset by an increase of $7.1 million in storm damage provisions and an increase of $6 million in distribution expenses primarily due to higher vegetation maintenance. See Note 2 to the financial statements for a discussion of storm cost recovery.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

Income Taxes

The effective income tax rates for 2017, 2016, and 2015 were 40.2%, 36.9%, and 40.0%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses proceedings commenced or other responses by Entergy’s regulators to the Act.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$76,834	$145,605	$61,633

Net cash provided by (used in):
Operating activities	226,585	212,280	372,279
Investing activities	(417,226)	(289,444)	(245,127)
Financing activities	119,903	8,393	(43,180)
Net increase (decrease) in cash and cash equivalents	(70,738)	(68,771)	83,972

Cash and cash equivalents at end of period	$6,096	$76,834	$145,605

Operating Activities

Net cash flow provided by operating activities increased $14.3 million in 2017 primarily due to the timing of recovery of fuel and purchased power costs in 2017 as compared to 2016 and an increase of $12.6 million in income tax refunds in 2017 as compared to 2016. Entergy Mississippi had income tax refunds in 2017 and 2016 in accordance with an intercompany income tax allocation agreement. The 2017 income tax refunds were primarily due to the utilization of Entergy Mississippi’s federal net operating losses and state income tax refunds resulting from the carryback of net operating losses. The increase was partially offset by the timing of payments to vendors.

Net cash flow provided by operating activities decreased $160 million in 2016 primarily due to the timing of recovery of fuel and purchased power costs in 2016 as compared to the same period in 2015 and $15.3 million in insurance proceeds received in 2015 related to the unplanned outage event that occurred at the Baxter Wilson (Unit 1) power plant in September 2013. The decrease was partially offset by income tax refunds of $12.5 million in 2016 compared to income tax payments of $61.3 million in 2015. Entergy Mississippi had income tax refunds in 2016 and income tax payments in 2015 in accordance with an intercompany income tax allocation agreement. The 2016 income tax refunds resulted primarily from adjustments associated with the settlement of the 2010-2011 IRS audit whereas the income tax payments in 2015 were primarily due to the results of operations and the reversal of taxable temporary differences as well as final settlement of amounts outstanding associated with the 2006-2007 IRS audit. See Note 3 to the financial statements for a discussion of the income tax audits.

Investing Activities

Net cash flow used in investing activities increased $127.8 million in 2017 primarily due to:

•	an increase of $48.4 million in transmission construction expenditures primarily due to a higher scope of work performed in 2017 as compared to 2016;

•	an increase of $39.2 million in fossil-fueled generation construction expenditures primarily due to a higher scope of work performed in 2017 as compared to 2016; and

•
an increase of $30.2 million in distribution construction expenditures primarily due to an increase in storm spending in 2017 as compared to 2016 and increased spending on digital technology improvements within the customer contact centers.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Net cash flow used in investing activities increased $44.3 million in 2016 primarily due to:

•	an increase of $72.4 million in transmission construction expenditures primarily due to a higher scope of work performed in 2016 as compared to 2015;

•	insurance proceeds of $12.9 million received in 2015 related to the unplanned outage event that occurred at the Baxter Wilson (Unit 1) power plant in September 2013;

•	an increase of $11.4 million in distribution construction expenditures primarily due to a higher scope of non-storm related work performed in 2016 as compared to 2015; and

•	an increase of $10.1 million due to various information technology projects and upgrades.

The increase was partially offset by a decrease of $20.1 million in fossil-fueled generation construction expenditures primarily due to a decreased scope of work performed during plant outages in 2016 as compared to 2015 and money pool activity.

Decreases in Entergy Mississippi’s receivable from the money pool are a source of cash flow, and Entergy Mississippi’s receivable from the money pool decreased by $15.3 million in 2016 compared to increasing by $25.3 million in 2015. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Financing Activities

Net cash flow provided by financing activities increased $111.5 million in 2017 primarily due to the issuance of $150 million of 3.25% Series first mortgage bonds in November 2017 and the redemption of $30 million of 6.25% Series preferred stock in 2016, partially offset by the net issuance of $61.4 million of long-term debt in 2016.

Entergy Mississippi’s financing activities provided $8.4 million of cash in 2016 compared to using $43.2 million in 2015 primarily due to the net issuance of $61.4 million of long-term debt in 2016 and a decrease of $16 million in common stock dividends paid in 2016, partially offset by the redemption of $30 million of 6.25% Series preferred stock. The decrease in dividends paid was primarily because of lower operating cash flows and higher capital expenditures, each discussed above.

See Note 5 to the financial statements for details on long-term debt.

Capital Structure

Entergy Mississippi’s capitalization is balanced between equity and debt, as shown in the following table. The increase in the debt to capital ratio for Entergy Mississippi is primarily due to the issuance of long-term debt in 2017.

	December 31, 2017	December 31, 2016
Debt to capital	51.5%	50.2%
Effect of subtracting cash	(0.2%)	(1.8%)
Net debt to net capital	51.3%	48.4%

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

and creditors in evaluating Entergy Mississippi’s financial condition because net debt indicates Entergy Mississippi’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

Entergy Mississippi seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings.  To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure.  To the extent that operating cash flows are insufficient to support planned investments, Entergy Mississippi may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure.  In addition, in certain infrequent circumstances, such as large transactions that would materially alter the capital structure if financed entirely with debt and reducing dividends, Entergy Mississippi may receive equity contributions to maintain the targeted capital structure.

Uses of Capital

Entergy Mississippi requires capital resources for:

•	construction and other capital investments;

•	debt and preferred stock maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Following are the amounts of Entergy Mississippi’s planned construction and other capital investments.

	2018	2019	2020
	(In Millions)
Planned construction and capital investment:
Generation	$55	$45	$260
Transmission	145	100	105
Distribution	125	140	130
Utility Support	70	50	35
Total	$395	$335	$530

Following are the amounts of Entergy Mississippi’s existing debt obligations and lease obligations (includes estimated interest payments) and other purchase obligations.

	2018	2019-2020	2021-2022	After 2022	Total
	(In Millions)
Long-term debt (a)	$50	$234	$80	$1,784	$2,148
Operating leases	$12	$19	$12	$6	$49
Purchase obligations (b)	$280	$519	$490	$5,304	$6,593

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Mississippi, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy Mississippi currently expects to contribute approximately $14.9 million to its qualified pension plans and approximately $110 thousand to other postretirement health care and life insurance plans in 2018, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018  See “Critical Accounting Estimates

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

– Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Mississippi includes amounts associated with specific investments such as transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including investment to support advanced metering; resource planning, including potential generation projects; system improvements; and other investments.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary, Entergy Mississippi dividends its earnings to Entergy Corporation at a percentage determined monthly.  Provisions in Entergy Mississippi’s articles of incorporation relating to preferred stock restrict the amount of retained earnings available for the payment of cash dividends or other distributions on its common and preferred stock.

Advanced Metering Infrastructure (AMI)

In November 2016, Entergy Mississippi filed an application seeking an order from the MPSC granting a certificate of public convenience and necessity and finding that Entergy Mississippi’s deployment of AMI is in the public interest. Entergy Mississippi proposed to replace existing meters with advanced meters that enable two-way data communication; to design and build a secure and reliable network to support such communications; and to implement support systems. AMI is intended to serve as the foundation of Entergy Mississippi’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million. The filing identified a number of quantified and unquantified benefits, and Entergy Mississippi provided a cost benefit analysis showing that its AMI deployment is expected to produce a nominal benefit to customers of $496 million over a 15-year period, which when netted against the costs of AMI results in $183 million of net customer benefits. Entergy Mississippi also sought to continue to include in rate base the remaining book value, approximately $56 million at December 31, 2015, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Mississippi proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019, subject to approval by the MPSC, with deployment of the communications network expected to begin in 2018. Entergy Mississippi proposed to include the AMI deployment costs and the quantified benefits in existing rate mechanisms, primarily through future formula rate plan filings and/or future energy cost recovery rider schedule re-determinations, as applicable. In May 2017 the Mississippi Public Utilities Staff and Entergy Mississippi entered into and filed a joint stipulation supporting Entergy Mississippi’s filing, and the MPSC issued an order approving the filing without material changes, finding that Entergy Mississippi’s deployment of AMI is in the public interest and granting a certificate of public convenience and necessity. The MPSC order also confirmed that Entergy Mississippi shall continue to include in rate base the remaining book value of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates.

Sources of Capital

Entergy Mississippi’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt or preferred stock issuances; and

•	bank financing under new or existing facilities.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

Entergy Mississippi’s receivables from the money pool were as follows as of December 31 for each of the following years.

2017	2016	2015	2014
(In Thousands)
$1,633	$10,595	$25,930	$644

See Note 4 to the financial statements for a description of the money pool.

Entergy Mississippi has four separate credit facilities in the aggregate amount of $102.5 million scheduled to expire May 2018. No borrowings were outstanding under the credit facilities as of December 31, 2017.  In addition, Entergy Mississippi is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2017, a $15.3 million letter of credit was outstanding under Entergy Mississippi’s uncommitted letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Mississippi obtained authorizations from the FERC through October 2019 for short-term borrowings not to exceed an aggregate amount of $175 million at any time outstanding and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Mississippi’s short-term borrowing limits.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

Entergy Mississippi had a deferred fuel over-recovery balance of $58.3 million as of May 31, 2015, along with an under-recovery balance of $12.3 million under the power management rider. Pursuant to those tariffs, in July 2015, Entergy Mississippi filed for interim adjustments under both the energy cost recovery rider and the power management rider to flow through to customers the approximately $46 million net over-recovery over a six-month period. In August 2015, the MPSC approved the interim adjustments effective with September 2015 bills. In November 2015, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included a projected over-recovery balance of $48 million projected through January 31, 2016. In January 2016 the MPSC approved the redetermined annual factor effective February 1, 2016. The MPSC further ordered, however, that due to the significant change in natural gas price forecasts since Entergy Mississippi’s filing in November 2015 Entergy Mississippi should file a revised fuel factor with the MPSC no later than February 1, 2016. Pursuant to that order, Entergy Mississippi submitted a revised fuel factor. Additionally, because Entergy Mississippi’s projected over-recovery balance for the period ending January 31, 2016 was $68 million, in February 2016, Entergy Mississippi filed for another interim adjustment to the energy cost factor effective April 2016 to flow through to customers the projected over-recovery balance over a six-month period. That interim adjustment was approved by the MPSC in February 2016 effective for April 2016 bills.

In November 2016, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an over-recovery of less than $2 million as of September 30, 2016. In January 2017 the MPSC approved the annual factor effective with February 2017 bills. Also in January 2017 the MPSC certified to the Mississippi Legislature the audit reports of its independent auditors for the fuel year ending September 30, 2016. In its order, the MPSC expressly reserved the right to review and determine the recoverability of any and all purchased power expenditures made during fiscal year 2016. The MPSC hired independent auditors to conduct an annual operations audit and a financial audit. The independent auditors issued their audit reports in December 2017. The audit reports included several recommendations for action by Entergy Mississippi but did not recommend any cost disallowances. In January 2018 the MPSC certified the audit reports to the Mississippi Legislature. In November 2017 the Public Utilities Staff separately engaged a consultant to review the outage at the Grand Gulf Nuclear Station that began in 2016. The review is currently in progress.

In November 2017, Entergy Mississippi filed its annual redetermination of the annual factor to be applied under the energy cost recovery rider. The calculation of the annual factor included an under-recovery of approximately $61.5 million as of September 30, 2017. Entergy Mississippi proposed a two-tiered energy cost factor designed to promote overall rate stability throughout 2018 particularly during the summer months. In January 2018 the MPSC approved the proposed energy cost factors effective for February 2018 bills.

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

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

In September 2016 the Attorney General filed a mandamus petition with the U.S. Fifth Circuit Court of Appeals in which the Attorney General asked the Fifth Circuit to order the chief judge to reassign this case to another judge. In September 2016 the District Court denied the Entergy companies’ motion for judgment on the pleadings. The Entergy companies filed a motion seeking to amend the District Court’s order denying the Entergy companies’ motion for judgment on the pleadings and allowing an interlocutory appeal. In October 2016 the Fifth Circuit granted the Attorney General’s motion for writ of mandamus and directed the chief judge to assign the case to a new judge. The case was reassigned in October 2016. In January 2017 the District Court denied the Entergy companies’ motion to amend the order denying the motion for judgment on the pleadings. In June 2017 the District Court issued a case management order setting a trial date in November 2018. Discovery is currently in progress.

Storm Damage Provision

Entergy Mississippi has approval from the MPSC to collect a storm damage provision of $1.75 million per month. If Entergy Mississippi’s accumulated storm damage provision balance exceeds $15 million, the collection of the storm damage provision ceases until such time that the accumulated storm damage provision becomes less than $10 million. As of April 30, 2016, Entergy Mississippi’s storm damage provision balance was less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with June 2016 bills. As of September 30, 2016, however, Entergy Mississippi’s storm damage provision balance again exceeded $15 million. Accordingly the storm damage provision was reset to zero beginning with November 2016 bills. As of July 31, 2017, the balance in Entergy Mississippi’s accumulated storm damage provision was again less than $10 million, therefore Entergy Mississippi resumed billing the monthly storm damage provision effective with September 2017 bills.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Nuclear Matters

See the “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of nuclear matters.

Environmental Risks

Entergy Mississippi’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that Entergy Mississippi is in substantial compliance with environmental regulations currently applicable to its facilities and operations, with reference to possible exceptions noted in “Regulation of Entergy’s Business - Environmental Regulation” in Part I, Item 1.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

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

Utility Regulatory Accounting

See “Utility Regulatory Accounting” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of accounting for the effects of rate regulation.

Unbilled Revenue

See “Unbilled Revenue” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates associated with the unbilled revenue amounts.

Impairment of Long-lived Assets and Trust Fund Investments

See “Impairment of Long-lived Assets and Trust Fund Investments” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates associated with the impairment of long-lived assets.

Taxation and Uncertain Tax Positions

See “Taxation and Uncertain Tax Positions” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Qualified Pension and Other Postretirement Benefits

Entergy Mississippi’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.   See the “Qualified

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2018 Qualified Pension Cost	Impact on 2017 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$874	$13,479
Rate of return on plan assets	(0.25%)	$867	$—
Rate of increase in compensation	0.25%	$381	$1,848

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2018 Postretirement Benefit Cost	Impact on 2017 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$184	$2,561
Health care cost trend	0.25%	$296	$2,024

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Mississippi in 2017 was $8.5 million. Entergy Mississippi anticipates 2018 qualified pension cost to be $10.8 million. In 2016, Entergy Mississippi refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $3.8 million.  Entergy Mississippi contributed $19.1 million to its qualified pension plans in 2017 and estimates 2018 pension contributions will be approximately $14.9 million, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018.

Total postretirement health care and life insurance benefit income for Entergy Mississippi in 2017 was $1 million. Entergy Mississippi expects 2018 postretirement health care and life insurance benefit income of approximately $1.5 million. In 2016, Entergy Mississippi refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $770 thousand. In 2017, Entergy Mississippi’s contributions (that is, contributions to the external trusts plus claims payments) were offset by trust claims reimbursements, resulting in a net reimbursement of $2 thousand. Entergy Mississippi estimates that 2018 contributions will be approximately $110 thousand.

Entergy Mississippi, Inc.
Management’s Financial Discussion and Analysis

Federal Healthcare Legislation

See “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

Other Contingencies

See “Other Contingencies” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the estimates associated with environmental, litigation, and other risks.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Mississippi, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of income, cash flows and changes in common equity (pages 370 through 374 and applicable items in pages 55 through 230), for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2018

We have served as the Company’s auditor since 2001.

ENTERGY MISSISSIPPI, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)

OPERATING REVENUES
Electric	$1,198,229	$1,094,649	$1,396,985

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	185,816	95,090	291,666
Purchased power	328,463	297,902	389,950
Other operation and maintenance	243,480	250,443	261,255
Taxes other than income taxes	95,051	94,482	94,152
Depreciation and amortization	143,479	136,214	129,029
Other regulatory charges (credits) - net	(19,134)	(3,721)	19,027
TOTAL	977,155	870,410	1,185,079

OPERATING INCOME	221,074	224,239	211,906

OTHER INCOME
Allowance for equity funds used during construction	9,667	5,801	3,095
Interest and investment income	85	656	195
Miscellaneous - net	510	(3,531)	(4,418)
TOTAL	10,262	2,926	(1,128)

INTEREST EXPENSE
Interest expense	51,260	57,114	57,842
Allowance for borrowed funds used during construction	(3,875)	(2,987)	(1,644)
TOTAL	47,385	54,127	56,198

INCOME BEFORE INCOME TAXES	183,951	173,038	154,580

Income taxes	73,919	63,854	61,872

NET INCOME	110,032	109,184	92,708

Preferred dividend requirements and other	953	2,443	2,828

EARNINGS APPLICABLE TO COMMON STOCK	$109,079	$106,741	$89,880

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)

OPERATING ACTIVITIES
Net income	$110,032	$109,184	$92,708
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	143,479	136,214	129,029
Deferred income taxes, investment tax credits, and non-current taxes accrued	84,816	60,986	18,673
Changes in assets and liabilities:
Receivables	(29,528)	(28,819)	50,199
Fuel inventory	5,266	401	(8,537)
Accounts payable	3,595	33,733	(26,682)
Taxes accrued	18,803	20,579	(10,104)
Interest accrued	1,248	822	(2,341)
Deferred fuel costs	(25,487)	(114,711)	105,560
Other working capital accounts	5,115	(5,222)	(663)
Provisions for estimated losses	(9,676)	6,378	(2,080)
Other regulatory assets	(17,412)	(3,626)	39,582
Other regulatory liabilities	405,395	(2,986)	9,172
Deferred tax rate change recognized as regulatory liability/asset	(452,429)	—	—
Pension and other postretirement liabilities	(8,055)	(10,648)	(14,939)
Other assets and liabilities	(8,577)	9,995	(7,298)
Net cash flow provided by operating activities	226,585	212,280	372,279
INVESTING ACTIVITIES
Construction expenditures	(427,616)	(310,356)	(235,894)
Allowance for equity funds used during construction	9,667	5,801	3,095
Insurance proceeds	—	—	12,932
Changes in money pool receivable - net	8,962	15,335	(25,286)
Payment for purchase of assets	(6,958)	—	—
Other	(1,281)	(224)	26
Net cash flow used in investing activities	(417,226)	(289,444)	(245,127)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	148,185	623,812	—
Retirement of long-term debt	—	(562,400)	—
Redemption of preferred stock	—	(30,000)	—
Dividends paid:
Common stock	(26,000)	(24,000)	(40,000)
Preferred stock	(953)	(2,755)	(2,828)
Other	(1,329)	3,736	(352)
Net cash flow provided by (used in) financing activities	119,903	8,393	(43,180)
Net increase (decrease) in cash and cash equivalents	(70,738)	(68,771)	83,972
Cash and cash equivalents at beginning of period	76,834	145,605	61,633
Cash and cash equivalents at end of period	$6,096	$76,834	$145,605
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$47,631	$53,693	$57,576
Income taxes	($25,043)	($12,487)	$61,333
See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2017	2016
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$1,607	$16
Temporary cash investments	4,489	76,818
Total cash and cash equivalents	6,096	76,834
Accounts receivable:
Customer	72,039	51,218
Allowance for doubtful accounts	(574)	(549)
Associated companies	45,081	45,973
Other	9,738	12,006
Accrued unbilled revenues	54,256	51,327
Total accounts receivable	180,540	159,975
Deferred fuel costs	32,444	6,957
Fuel inventory - at average cost	45,606	50,872
Materials and supplies - at average cost	42,571	41,146
Prepayments and other	7,041	8,873
TOTAL	314,298	344,657

OTHER PROPERTY AND INVESTMENTS
Non-utility property - at cost (less accumulated depreciation)	4,592	4,608
Escrow accounts	31,969	31,783
TOTAL	36,561	36,391

UTILITY PLANT
Electric	4,660,297	4,321,214
Property under capital lease	125	1,590
Construction work in progress	149,367	118,182
TOTAL UTILITY PLANT	4,809,789	4,440,986
Less - accumulated depreciation and amortization	1,681,306	1,602,711
UTILITY PLANT - NET	3,128,483	2,838,275

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	—	38,284
Other regulatory assets	397,909	342,213
Other	2,124	2,320
TOTAL	400,033	382,817

TOTAL ASSETS	$3,879,375	$3,602,140

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2017	2016
	(In Thousands)

CURRENT LIABILITIES
Accounts payable:
Associated companies	$55,689	$43,647
Other	77,326	80,227
Customer deposits	83,654	84,112
Taxes accrued	82,843	64,040
Interest accrued	22,901	21,653
Other	12,785	9,554
TOTAL	335,198	303,233

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	488,806	861,331
Accumulated deferred investment tax credits	8,867	8,667
Regulatory liability for income taxes - net	411,011	—
Asset retirement cost liabilities	9,219	8,722
Accumulated provisions	44,764	54,440
Pension and other postretirement liabilities	101,498	109,551
Long-term debt	1,270,122	1,120,916
Other	11,639	20,108
TOTAL	2,345,926	2,183,735

Commitments and Contingencies

Preferred stock without sinking fund	20,381	20,381

COMMON EQUITY
Common stock, no par value, authorized 12,000,000 shares; issued and outstanding 8,666,357 shares in 2017 and 2016	199,326	199,326
Capital stock expense and other	167	167
Retained earnings	978,377	895,298
TOTAL	1,177,870	1,094,791

TOTAL LIABILITIES AND EQUITY	$3,879,375	$3,602,140

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2017, 2016, and 2015

	Common Equity
	Common Stock	Capital Stock Expense and Other	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$199,326	($690)	$763,534	$962,170
Net income	—	—	92,708	92,708
Common stock dividends	—	—	(40,000)	(40,000)
Preferred stock dividends	—	—	(2,828)	(2,828)
Balance at December 31, 2015	$199,326	($690)	$813,414	$1,012,050
Net income	—	—	109,184	109,184
Common stock dividends	—	—	(24,000)	(24,000)
Preferred stock dividends	—	—	(2,443)	(2,443)
Preferred stock redemption	—	857	(857)	—
Balance at December 31, 2016	$199,326	$167	$895,298	$1,094,791
Net income	—	—	110,032	110,032
Common stock dividends	—	—	(26,000)	(26,000)
Preferred stock dividends	—	—	(953)	(953)
Balance at December 31, 2017	$199,326	$167	$978,377	$1,177,870

See Notes to Financial Statements.

ENTERGY MISSISSIPPI, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2017	2016	2015	2014	2013
	(In Thousands)

Operating revenues	$1,198,229	$1,094,649	$1,396,985	$1,524,193	$1,334,540
Net income	$110,032	$109,184	$92,708	$74,821	$82,159
Total assets	$3,879,375	$3,602,140	$3,477,407	$3,358,625	$3,234,875
Long-term obligations (a)	$1,290,503	$1,141,924	$972,058	$1,097,182	$1,092,786

(a) Includes long-term debt (excluding currently maturing debt), non-current capital lease obligations, and preferred stock without sinking fund.

	2017	2016	2015	2014	2013
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$502	$459	$565	$585	$527
Commercial	423	374	465	481	432
Industrial	159	134	164	175	156
Governmental	41	38	47	47	42
Total retail	1,125	1,005	1,241	1,288	1,157
Sales for resale:
Associated companies	—	1	75	153	92
Non-associated companies	18	30	10	14	24
Other	55	59	71	69	62
Total	$1,198	$1,095	$1,397	$1,524	$1,335

Billed Electric Energy Sales (GWh):
Residential	5,308	5,617	5,661	5,672	5,629
Commercial	4,783	4,894	4,913	4,821	4,815
Industrial	2,536	2,493	2,283	2,297	2,265
Governmental	421	439	433	414	409
Total retail	13,048	13,443	13,290	13,204	13,118
Sales for resale:
Associated companies	—	—	1,419	2,657	1,543
Non-associated companies	857	1,021	261	193	304
Total	13,905	14,464	14,970	16,054	14,965

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Internal Restructuring

In July 2016, Entergy New Orleans filed an application with the City Council seeking authorization to undertake a restructuring that would result in the transfer of substantially all of the assets and operations of Entergy New Orleans, Inc. to a new entity, which would ultimately be owned by an existing Entergy subsidiary holding company. The restructuring was subject to regulatory review and approval by the City Council and the FERC. In May 2017 the City Council adopted a resolution approving the proposed internal restructuring pursuant to an agreement in principle with the City Council advisors and certain intervenors. Pursuant to the agreement in principle, Entergy New Orleans would credit retail customers $10 million in 2017, $1.4 million in the first quarter of the year after the transaction closes, and $117,500 each month in the second year after the transaction closes until such time as new base rates go into effect as a result of the anticipated 2018 base rate case. Entergy New Orleans began crediting retail customers in June 2017. In June 2017 the FERC approved the transaction and, pursuant to the agreement in principle, Entergy New Orleans will provide additional credits to retail customers of $5 million in each of the years 2018, 2019, and 2020.

In November 2017, pursuant to the agreement in principle, Entergy New Orleans undertook a multi-step restructuring, including the following:

•
Entergy New Orleans, Inc. redeemed its outstanding preferred stock at a price of approximately $21 million, which included a call premium of approximately $819,000, plus any accumulated and unpaid dividends.

•	Entergy New Orleans, Inc. converted from a Louisiana corporation to a Texas corporation.

•
Under the Texas Business Organizations Code (TXBOC), Entergy New Orleans, Inc. allocated substantially all of its assets to a new subsidiary, Entergy New Orleans Power, LLC, a Texas limited liability company (Entergy New Orleans Power), and Entergy New Orleans Power assumed substantially all of the liabilities of Entergy New Orleans, Inc. in a transaction regarded as a merger under the TXBOC. Entergy New Orleans, Inc. remained in existence and held the membership interests in Entergy New Orleans Power.

•
Entergy New Orleans, Inc. contributed the membership interests in Entergy New Orleans Power to an affiliate (Entergy Utility Holding Company, LLC, a Texas limited liability company and subsidiary of Entergy Corporation). As a result of the contribution, Entergy New Orleans Power is a wholly-owned subsidiary of Entergy Utility Holding Company, LLC.

In December 2017, Entergy New Orleans, Inc. changed its name to Entergy Utility Group, Inc., and Entergy New Orleans Power then changed its name to Entergy New Orleans, LLC. Entergy New Orleans, LLC holds substantially all of the assets, and has assumed substantially all of the liabilities, of Entergy New Orleans, Inc. The restructuring was accounted for as a transaction between entities under common control.

Results of Operations

Net Income

2017 Compared to 2016

Net income decreased $4.3 million primarily due to higher taxes other than income taxes, lower net revenue, and a higher effective income tax rate, partially offset by lower other operation and maintenance expenses and higher other income.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

2016 Compared to 2015

Net income increased $3.9 million primarily due to higher net revenue, partially offset by higher depreciation and amortization expenses, higher interest expense, and lower other income.

Net Revenue

2017 Compared to 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2017 to 2016.

Amount
(In Millions)

2016 net revenue	$317.2
Retail electric price	(6.4)
Volume/weather	(4.3)
Other	5.4
2017 net revenue	$311.9

The retail electric price variance is primarily due to a net decrease in the purchased power and capacity acquisition cost recovery rider. There was an increase in the rider primarily due to credits to customers as part of the Entergy New Orleans internal restructuring agreement in principle, effective with the first billing cycle of June 2017, partially offset by lower credits to customers in 2017 related to the retirement of Michoud Units 2 and 3. See Note 2 to the financial statements for further discussion of the credits associated with Entergy New Orleans’s internal restructuring and the Michoud retirement.

The volume/weather variance is primarily due to the effect of less favorable weather on residential and commercial sales, partially offset by an increase in residential and commercial usage resulting from a 1% increase in the average number of residential and commercial electric customers.

2016 Compared to 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2016 to 2015.

Amount
(In Millions)

2015 net revenue	$293.9
Retail electric price	39.0
Net gas revenue	(2.5)
Volume/weather	(5.1)
Other	(8.1)
2016 net revenue	$317.2

The retail electric price variance is primarily due to an increase in the purchased power and capacity acquisition cost recovery rider, as approved by the City Council, effective with the first billing cycle of March 2016, primarily

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

related to the purchase of Power Block 1 of the Union Power Station. See Note 14 to the financial statements for discussion of the Union Power Station purchase.

The net gas revenue variance is primarily due to the effect of less favorable weather on residential and commercial sales.

The volume/weather variance is primarily due to a decrease of 112 GWh, or 2%, in billed electricity usage, partially offset by the effect of favorable weather on commercial sales and a 2% increase in the average number of electric customers.

Other Income Statement Variances

2017 Compared to 2016

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $7.9 million in fossil-fueled generation expenses primarily due to lower outage costs at Power Block 1 of the Union Power Station in 2017 as compared to 2016, the deactivation of Michoud Units 2 and 3 effective May 2016, and asbestos loss provisions in 2016;

•	a decrease of $4.5 million in other loss provisions; and

•	a decrease of $2.8 million due to lower write-offs of uncollectible customer accounts.

The decrease was partially offset by:

•	an increase of $4 million in distribution expenses primarily due to higher labor costs, including contract labor, and higher vegetation maintenance costs; and

•	an increase of $1.3 million in energy efficiency costs.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes and higher local franchise taxes. Ad valorem taxes increased primarily due to higher assessments, including the assessment of Arkansas ad valorem taxes on the Union Power Station beginning in 2017. Local franchise taxes increased primarily due to higher electric retail revenues in 2017 as compared to 2016.

Other income increased primarily due to a decrease in charitable contributions made in 2017 as compared to 2016.

2016 Compared to 2015

Other operation and maintenance expenses decreased primarily due to:

•
a decrease of $6.1 million due to lower transmission equalization expenses, as allocated under the System Agreement as compared to the same period in 2015 primarily due to the termination of the System Agreement. See Note 2 to the financial statements for further discussion on the System Agreement termination;

•	a decrease of $4.4 million due to the cessation of storm damage provisions in August 2015. See Note 2 to the financial statements for further discussion of storm cost recovery; and

•
a decrease of $3.1 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “Critical Accounting Estimates” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

The decrease was partially offset by:

•
an increase of $5.7 million in fossil-fueled generation expenses primarily due to an increase as a result of the purchase of Power Block 1 of the Union Power Station in March 2016, partially offset by a decrease as a result of the deactivation of Michoud Units 2 and 3 effective May 2016.  See Note 14 to the financial statements for discussion of the Union Power Station purchase;

•	an increase of $3.1 million in loss provisions; and

•	an increase of $2.8 million due to higher write-offs of uncollectible customer accounts in 2016 as compared to 2015.

Depreciation and amortization expenses increased primarily due to additions to plant in service, including the purchase of Power Block 1 of the Union Power Station in March 2016, partially offset by the retirement of Michoud Units 2 and 3 effective May 2016.

Interest expense increased primarily due to the issuance of $110 million of 5.50% Series first mortgage bonds in March 2016 and the issuance of $98.7 million of storm cost recovery bonds in July 2015. See Note 5 to the financial statements for details on long-term debt.

Other income decreased primarily due to an increase in charitable contributions made in 2016 as compared to 2015.

Income Taxes

The effective income tax rates for 2017, 2016, and 2015 were 42.8%, 37.0% and 35.9%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses proceedings commenced or other responses by Entergy’s regulators to the Act.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$103,068	$88,876	$42,389

Net cash provided by (used in):
Operating activities	127,797	205,211	105,068
Investing activities	(109,500)	(322,681)	(173,460)
Financing activities	(88,624)	131,662	114,879
Net increase (decrease) in cash and cash equivalents	(70,327)	14,192	46,487

Cash and cash equivalents at end of period	$32,741	$103,068	$88,876

Operating Activities

Net cash flow provided by operating activities decreased $77.4 million in 2017 primarily due to a decrease of $77.3 million in income tax refunds in 2017 compared to 2016 and the timing of collections from customers and payments to vendors. Entergy New Orleans had income tax refunds in 2017 and 2016 in accordance with an intercompany income tax allocation agreement. The 2016 income tax refunds resulted primarily from deductible temporary differences. The decrease was partially offset by an increase due to the timing of recovery of fuel and purchased power costs.

Net cash flow provided by operating activities increased $100.1 million in 2016 primarily due to income tax refunds of $86 million in 2016 as compared to income tax payments of $8.1 million in 2015. Entergy New Orleans had income tax refunds in 2016 and income tax payments in 2015 in accordance with an intercompany income tax allocation agreement. The 2016 income tax refunds resulted primarily from deductible temporary differences.

Investing Activities

Net cash flow used in investing activities decreased $213.2 million in 2017 primarily due to the purchase of Power Block 1 of the Union Power Station for approximately $237 million in March 2016. See Note 14 to the financial statements for discussion of the Union Power Station purchase. The decrease was partially offset by an increase of $16.7 million in distribution construction expenditures primarily due to a higher scope of work performed in 2017 as compared to 2016.

Net cash flow used in investing activities increased $149.2 million in 2016 primarily due to the purchase of Power Block 1 of the Union Power Station for approximately $237 million in March 2016. The increase was partially offset by a deposit of $63.9 million into the storm reserve escrow account in July 2015 and money pool activity. See Note 14 to the financial statements for discussion of the Union Power Station purchase. See Note 5 to the financial statements for a discussion of the issuance in July 2015 of securitization bonds to recover storm costs.

Decreases in Entergy New Orleans’s receivable from the money pool are a source of cash flow, and Entergy New Orleans’s receivable from the money pool decreased $1.6 million in 2016 compared to increasing $15.4 million in 2015.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Financing Activities

Entergy New Orleans’s financing activities used $88.6 million of cash in 2017 compared to providing $131.7 million in 2016 primarily due to the following activity:

•	the issuance of $110 million of 5.50% Series first mortgage bonds in March 2016;

•
an increase of $55.5 million in common equity distributions in 2017 as compared to 2016. Common equity distributions in 2017 increased primarily as a result of Entergy New Orleans’s cash position in excess of its working capital requirements. There were no common equity distributions in first quarter 2016 in anticipation of the purchase of Power Block 1 of the Union Power Station in March 2016;

•
a decrease of $27.8 million in capital contributions received from Entergy Corporation in 2017 compared to 2016. The 2017 contribution was made in consideration of Entergy New Orleans’s upcoming capital requirements. The 2016 contribution was made in anticipation of Entergy New Orleans’s purchase of Power Block 1 of the Union Power Station; and

•
the redemptions of $7.8 million of 4.75% Series preferred stock, $6 million of 5.56% Series preferred stock, and $6 million of 4.36% Series preferred stock in 2017 in connection with the internal restructuring, as discussed above.

See Note 14 to the financial statements for discussion of the Union Power Station purchase.

Net cash flow provided by financing activities increased $16.8 million in 2016 primarily due to:

•
the purchase of Entergy Louisiana’s Algiers assets in September 2015. The cash portion of the purchase is reflected as a repayment of a long-term payable due to Entergy Louisiana in the cash flow statement. See Note 2 to the financial statements and “Algiers Asset Transfer” below for further discussion of the Algiers asset transfer and accounting for the transaction;

•	the issuance of $110 million of 5.50% Series first mortgage bonds in March 2016; and

•
the issuance of $85 million of 4% Series first mortgage bonds in May 2016. Entergy New Orleans used the proceeds to pay, prior to maturity, its $33.271 million of 5.6% Series first mortgage bonds due September 2024 and to pay, prior to maturity, its $37.772 million of 5.65% Series first mortgage bonds due September 2029.

The increase was offset by:

•	the issuance of $98.7 million of storm costs recovery bonds in July 2015;

•
a $47.8 million capital contribution received from Entergy Corporation in 2016 as compared to an $87.5 million capital contribution received from Entergy Corporation in 2015, both in anticipation of Entergy New Orleans’s purchase of Power Block 1 of the Union Power Station; and

•	an increase of $11.5 million in common equity distributions in 2016. Common equity distributions were lower in 2015 in anticipation of the purchase of Power Block 1 of the Union Power Station.

See Note 5 to the financial statements for more details on long-term debt.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy New Orleans’s capitalization is balanced between equity and debt as shown in the following table. The increase in the debt to capital ratio is primarily due to the redemptions of preferred stock in 2017.

	December 31, 2017	December 31, 2016
Debt to capital	51.3%	50.1%
Effect of excluding securitization bonds	(4.7%)	(5.2%)
Debt to capital, excluding securitization bonds (a)	46.6%	44.9%
Effect of subtracting cash	(2.4%)	(8.0%)
Net debt to net capital, excluding securitization bonds (a)	44.2%	36.9%

(a) Calculation excludes the securitization bonds, which are non-recourse to Entergy New Orleans.

Net debt consists of debt less cash and cash equivalents. Debt consists of short-term borrowings, long-term debt, including the currently maturing portion, and the long-term payable to Entergy Louisiana. Capital consists of debt, preferred stock without sinking fund, and common equity. Net capital consists of capital less cash and cash equivalents. Entergy New Orleans uses the debt to capital ratios excluding securitization bonds in analyzing its financial condition and believes they provide useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because the securitization bonds are non-recourse to Entergy New Orleans, as more fully described in Note 5 to the financial statements. Entergy New Orleans also uses the net debt to net capital ratio excluding securitization bonds in analyzing its financial condition and believes it provides useful information to its investors and creditors in evaluating Entergy New Orleans’s financial condition because net debt indicates Entergy New Orleans’s outstanding debt position that could not be readily satisfied by cash and cash equivalents on hand.

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

Uses of Capital

Entergy New Orleans requires capital resources for:

•	construction and other capital investments;

•	working capital purposes, including the financing of fuel and purchased power costs;

•	debt maturities or retirements; and

•	distribution and interest payments.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy New Orleans’s planned construction and other capital investments.

	2018	2019	2020
	(In Millions)
Planned construction and capital investment:
Generation	$115	$80	$15
Transmission	15	10	5
Distribution	80	85	80
Utility Support	20	15	15
Total	$230	$190	$115

Following are the amounts of Entergy New Orleans’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2018	2019-2020	2021-2022	After 2022	Total
	(In Millions)
Long-term debt (a)	$31	$87	$59	$674	$851
Operating leases	$2	$3	$1	$2	$8
Purchase obligations (b)	$245	$480	$463	$3,669	$4,857

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy New Orleans, almost all of the total consists of unconditional fuel and purchased power obligations, including its obligations under the Unit Power Sales Agreement, which is discussed in Note 8 to the financial statements.

In addition to the contractual obligations given above, Entergy New Orleans currently expects to contribute approximately $7.3 million to its qualified pension plan and approximately $3.7 million to other postretirement health care and life insurance plans in 2018, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy New Orleans has $238.2 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy New Orleans includes specific investments such as the New Orleans Power Station discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including investment to support advanced metering; system improvements; and other investments.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt and preferred stock maturities in Notes 5 and 6 to the financial statements.

As a wholly-owned subsidiary of Entergy Utility Holding Company, LLC, Entergy New Orleans pays distributions from its earnings at a percentage determined monthly.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

New Orleans Power Station

In June 2016, Entergy New Orleans filed an application with the City Council seeking a public interest determination and authorization to construct the New Orleans Power Station, a 226 MW advanced combustion turbine in New Orleans, Louisiana, at the site of the existing Michoud generating facility, which was retired effective May 31, 2016. In January 2017 several intervenors filed testimony opposing the construction of the New Orleans Power Station on various grounds. In July 2017, Entergy New Orleans submitted a supplemental and amending application to the City Council seeking approval to construct either the originally proposed 226 MW advanced combustion turbine, or alternatively, a 128 MW unit composed of natural gas-fired reciprocating engines and a related cost recovery plan. The application included an updated cost estimate of $232 million for the 226 MW advanced combustion turbine. The cost estimate for the alternative 128 MW unit is $210 million. In addition, the application renewed the commitment to pursue up to 100 MW of renewable resources to serve New Orleans. In testimony filed subsequent to Entergy New Orleans’s supplemental and amending application, several intervenors oppose City Council approval of either alternative, while the City Council advisors and one intervenor support the smaller alternative. A contested hearing was held in December 2017 and post-hearing briefs were filed in January 2018. In February 2018 the City Council Utility Committee adopted a resolution approving construction of the 128 MW unit. The full City Council is expected to vote on the resolution in March 2018. The commercial operation date is dependent on the alternative selected by the City Council and the receipt of other permits and approvals.

Gas Infrastructure Rebuild Plan

In September 2016, Entergy New Orleans submitted to the City Council a request for authorization for Entergy New Orleans to proceed with annual incremental capital funding of $12.5 million for its gas infrastructure rebuild plan, which would replace of all of Entergy New Orleans’s low pressure cast iron, steel, and vintage plastic pipe over a ten-year period commencing in 2017.  Entergy New Orleans also proposed that recovery of the investment to fund its gas infrastructure replacement plan be determined in connection with its next base rate case, which is anticipated to be filed in 2018.  The City Council has authorized Entergy New Orleans to proceed with its replacement plans at the requested pace until such time that rates resulting from the anticipated 2018 rate case are implemented (approximately 13 months after filing).  As a result of the anticipated 2018 rate case, the City Council may establish new overall gas base rates to allow Entergy New Orleans to continue to recover these replacement costs.  The City Council has established a schedule for proceedings in advance of the rate case intended to provide an opportunity for evaluation of the gas infrastructure replacement plan that would best serve the public interest and the effect on customers of the approval of any such plan.

Advanced Metering Infrastructure (AMI)

In October 2016, Entergy New Orleans filed an application seeking a finding from the City Council that Entergy New Orleans’s deployment of advanced electric and gas metering infrastructure is in the public interest.  Entergy New Orleans proposed to deploy advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems.  AMI is intended to serve as the foundation of Entergy New Orleans’s modernized power grid.  The filing included an estimate of implementation costs for AMI of $75 million. The filing identified a number of quantified and unquantified benefits, and Entergy New Orleans provided a cost/benefit analysis showing that its combined electric and gas AMI deployment is expected to produce a nominal net benefit to customers of $101 million.  Entergy New Orleans also sought to continue to include in rate base the remaining book value, approximately $21 million at December 31, 2015, of the existing electric meters and also to depreciate those assets using current depreciation rates.  Entergy New Orleans proposed a 15-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019.  Deployment of the information technology infrastructure began in 2017 and deployment of the communications network is expected to begin in 2018.  Entergy New Orleans proposed to recover the cost of AMI through the implementation of a customer charge, net of certain benefits, phased in over the period 2019 through 2022.  The City Council’s advisors filed testimony in May 2017 recommending the adoption of AMI subject to certain modifications, including the denial of Entergy New Orleans’s proposed customer charge as a cost recovery mechanism. In January 2018 a settlement was reached between

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

the City Council’s advisors and Entergy New Orleans. In February 2018 the City Council approved the settlement, which deferred cost recovery to the 2018 Entergy New Orleans rate case, but also stated that an adjustment for 2018-2019 AMI costs can be filed in the rate case and that, for all subsequent AMI costs, the mechanism to be approved in the 2018 rate case will allow for the timely recovery of such costs.

Sources of Capital

Entergy New Orleans’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt and preferred membership interest issuances; and

•	bank financing under new or existing facilities.

Entergy New Orleans may refinance, redeem, or otherwise retire debt prior to maturity, to the extent market conditions and interest rates are favorable.

Entergy New Orleans’s receivables from the money pool were as follows as of December 31 for each of the following years.

2017	2016	2015	2014
(In Thousands)
$12,723	$14,215	$15,794	$442

See Note 4 to the financial statements for a description of the money pool.

Entergy New Orleans has a credit facility in the amount of $25 million scheduled to expire in November 2018. The credit facility allows Entergy New Orleans to issue letters of credit against $10 million of the borrowing capacity of the facility. As of December 31, 2017, there were no cash borrowings and a $0.8 million letter of credit was outstanding under the facility. In addition, Entergy New Orleans is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO.  As of December 31, 2017, a $1.4 million letter of credit was outstanding under Entergy New Orleans’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy New Orleans obtained authorization from the FERC through October 2019 for short-term borrowings not to exceed an aggregate amount of $150 million at any time outstanding and long-term borrowings and securities issuances. See Note 4 to the financial statements for further discussion of Entergy New Orleans’s short-term borrowing limits. The long-term securities issuances of Entergy New Orleans are limited to amounts authorized not only by the FERC, but also by the City Council, and the current City Council authorization extends through June 2018.

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

Retail Rates

See “Algiers Asset Transfer” below for discussion of the Algiers asset transfer. As a provision of the settlement agreement approved by the City Council in May 2015 providing for the Algiers asset transfer, it was agreed that, with limited exceptions, no action may be taken with respect to Entergy New Orleans’s base rates until rates are implemented

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

from a base rate case that must be filed for its electric and gas operations in 2018. This provision eliminated the formula rate plan applicable to Algiers operations. The limited exceptions included continued implementation of the then-remaining two years of the four-year phased-in rate increase for the Algiers area and certain exceptional cost increases or decreases in the base revenue requirement. An additional provision of the settlement agreement allowed for continued recovery of the revenue requirement associated with the capacity and energy from Ninemile 6 received by Entergy New Orleans under a power purchase agreement with Entergy Louisiana (Algiers PPA). The settlement authorized Entergy New Orleans to recover the remaining revenue requirement related to the Algiers PPA through base rates charged to Algiers customers. The settlement also provided for continued implementation of the Algiers MISO recovery rider.

In addition to the Algiers PPA, Entergy New Orleans has a separate power purchase agreement with Entergy Louisiana for 20% of the capacity and energy from Ninemile 6 (Ninemile PPA), which commenced operation in December 2014. Initially, recovery of the non-fuel costs associated with the Ninemile PPA was authorized through a special Ninemile 6 rider billed only to Entergy New Orleans customers outside of Algiers.

In August 2015, Entergy New Orleans filed an application with the City Council seeking authorization to proceed with the purchase of Union Power Block 1, with an expected base purchase price of approximately $237 million, subject to adjustments, and seeking approval of the recovery of the associated costs. In November 2015 the City Council issued written resolutions and an order approving an agreement in principle between Entergy New Orleans and City Council advisors providing that the purchase of Union Power Block 1 and related assets by Entergy New Orleans is prudent and in the public interest. The City Council authorized expansion of the terms of the purchased power and capacity acquisition cost recovery rider to recover the non-fuel purchased power expense from Ninemile 6, the revenue requirement associated with the purchase of Power Block 1 of the Union Power Station, and a credit to customers of $400 thousand monthly beginning June 2016 in recognition of the decrease in other operation and maintenance expenses that would result with the deactivation of Michoud Units 2 and 3. In March 2016, Entergy New Orleans purchased Power Block 1 of the Union Power Station for approximately $237 million and initiated recovery of these costs with March 2016 bills. In July 2016, Entergy New Orleans and the City Council Utility Committee agreed to a temporary increase in the Michoud credit to customers to a total of $1.4 million monthly for August 2016 through December 2016.

A 2008 rate case settlement included $3.1 million per year in electric rates to fund the Energy Smart energy efficiency programs.  The rate settlement provided an incentive for Entergy New Orleans to meet or exceed energy savings targets set by the City Council and provided a mechanism for Entergy New Orleans to recover lost contribution to fixed costs associated with the energy savings generated from the energy efficiency programs. In January 2015 the City Council approved funding for the Energy Smart program from April 2015 through March 2017 using the remainder of the approximately $12.8 million of 2014 rough production cost equalization funds, with any remaining costs being recovered through the fuel adjustment clause. This funding methodology was modified in November 2015 when the City Council directed Entergy New Orleans to use a combination of guaranteed customer savings related to a prior agreement with the City Council and rough production cost equalization funds to cover program costs prior to recovering any costs through the fuel adjustment clause. In April 2017 the City Council approved an implementation plan for the Energy Smart program from April 2017 through December 2019. The City Council directed that the $11.8 million balance reported for Energy Smart funds be used to continue funding the program for Entergy New Orleans’s legacy customers and that the Energy Smart Algiers program continue to be funded through the Algiers fuel adjustment clause, until additional customer funding is required for the legacy customers. In September 2017, Entergy New Orleans filed a supplemental plan and proposed several options for an interim cost recovery mechanism necessary to recover program costs during the period between when existing funds directed to Energy Smart programs are depleted (estimated to be June 2018) and when new rates from the anticipated 2018 combined rate case, which will include a cost recovery mechanism for Energy Smart funding, take effect (estimated to be August 2019). Entergy New Orleans requested that the City Council approve a cost recovery mechanism prior to June 2018. In December 2017 the City Council approved an energy efficiency cost recovery rider as an interim funding mechanism for Energy Smart, subject to verification that no additional funding sources exist.

Entergy New Orleans, LLC and Subsidiaries
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

Due to higher fuel costs associated in part with the extended Grand Gulf outage and the partially simultaneous Union Power Block 1 planned outage, for the December 2016, January 2017, and February 2017 billing months, the City Council authorized Entergy New Orleans to cap the fuel adjustment charge billed to customers at $0.035 per kWh and to defer billing of all fuel costs in excess of the capped amount by including such costs in the over- or under-recovery account.

Due to higher fuel costs for the operating month of January 2018 resulting in part from recent cold weather, higher Henry Hub prices, and an increase in total fuel and purchased power costs associated in part with certain plant outages, Entergy New Orleans has proposed to cap the fuel adjustment charge to be billed in March 2018 to non-transmission Entergy New Orleans legacy customers and Entergy New Orleans Algiers customers at $0.035323 per kWh and $0.025446 per kWh, respectively. Entergy New Orleans has also proposed to cap the fuel adjustment charge to be billed in March 2018 for Entergy New Orleans legacy transmission customers at $0.034609 per kWh and to defer billing of all fuel costs in excess of the capped amount by including such costs in the over- or under-recovery account.

Algiers Asset Transfer

In October 2014, Entergy Louisiana and Entergy New Orleans filed an application with the City Council seeking authorization to undertake a transaction that would result in the transfer from Entergy Louisiana to Entergy New Orleans of certain assets that supported the provision of service to Entergy Louisiana’s customers in Algiers. In April 2015 the FERC issued an order approving the Algiers assets transfer. In May 2015 the parties filed a settlement agreement authorizing the Algiers assets transfer and the settlement agreement was approved by a City Council resolution in May 2015. On September 1, 2015, Entergy Louisiana transferred its Algiers assets to Entergy New Orleans for a purchase price of approximately $85 million. Entergy New Orleans paid Entergy Louisiana $59.6 million, including final true-ups, from available cash and issued a note payable to Entergy Louisiana in the amount of $25.5 million.

Show Cause Order

In July 2016 the City Council approved the issuance of a show cause order, which directed Entergy New Orleans to make a filing on or before September 29, 2016 to demonstrate the reasonableness of its actions or positions with regard to certain issues in four existing dockets that relate to Entergy New Orleans’s: (i) storm hardening proposal; (ii) 2015 integrated resource plan; (iii) gas infrastructure rebuild proposal; and (iv) proposed sizing of the New Orleans Power Station and its community outreach prior to the filing. In September 2016, Entergy New Orleans filed its response to the City Council’s show cause order. The City Council has not established any further procedural schedule with regard to this proceeding.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Nuclear Matters

See the “Nuclear Matters” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of nuclear matters.

Environmental Risks

Entergy New Orleans’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous solid wastes, and other environmental matters.  Management believes that Entergy New Orleans is in substantial compliance with environmental regulations currently applicable to its facilities and operations, with reference to possible exceptions noted in “Regulation of Entergy’s Business - Environmental Regulation” in Part I, Item 1.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

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

Utility Regulatory Accounting

See “Utility Regulatory Accounting” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of accounting for the effects of rate regulation.

Unbilled Revenue

See “Unbilled Revenue” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates associated with the unbilled revenue amounts.

Impairment of Long-lived Assets and Trust Fund Investments

See “Impairment of Long-lived Assets and Trust Fund Investments” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates associated with the impairment of long-lived assets.

Taxation and Uncertain Tax Positions

See “Taxation and Uncertain Tax Positions” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

Qualified Pension and Other Postretirement Benefits

Entergy New Orleans’s qualified pension and other postretirement reported costs, as described in Note 11 to the financial statements, are impacted by numerous factors including the provisions of the plans, changing employee demographics, and various actuarial calculations, assumptions, and accounting mechanisms.  See the “Qualified

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

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

Actuarial Assumption	Change in Assumption	Impact on 2018 Qualified Pension Cost	Impact on 2017 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$348	$6,153
Rate of return on plan assets	(0.25%)	$399	$—
Rate of increase in compensation	0.25%	$159	$729

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2018 Postretirement Benefit Cost	Impact on 2017 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	($12)	$1,406
Health care cost trend	0.25%	$54	$1,074

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy New Orleans in 2017 was $5.1 million. Entergy New Orleans anticipates 2018 qualified pension cost to be $5.8 million.  In 2016, Entergy New Orleans refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $1.7 million.  Entergy New Orleans contributed $9.9 million to its pension plans in 2017 and estimates 2018 pension contributions will be approximately $7.3 million, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018.

Total postretirement health care and life insurance benefit income for Entergy New Orleans in 2017 was $2.5 million.  Entergy New Orleans expects 2018 postretirement health care and life insurance benefit income of approximately $3.7 million.  In 2016, Entergy New Orleans refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $548 thousand. Entergy New Orleans contributed $3.7 million to its other postretirement plans in 2017 and estimates 2018 contributions will be approximately $3.7 million.

Entergy New Orleans, LLC and Subsidiaries
Management’s Financial Discussion and Analysis

Federal Healthcare Legislation

See “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

Other Contingencies

See “Other Contingencies” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the estimates associated with environmental, litigation, and other risks.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the members and Board of Directors of
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy New Orleans, LLC and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, cash flows, and changes in common equity (pages 392 through 396 and applicable items in pages 55 through 230), for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2018

We have served as the Company’s auditor since 2001.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)

OPERATING REVENUES
Electric	$631,744	$586,820	$584,322
Natural gas	84,326	78,643	87,124
TOTAL	716,070	665,463	671,446

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	111,082	40,489	96,307
Purchased power	282,178	299,551	277,851
Other operation and maintenance	109,270	117,471	119,087
Taxes other than income taxes	54,590	48,078	46,660
Depreciation and amortization	52,945	51,737	43,205
Other regulatory charges - net	10,889	8,258	3,366
TOTAL	620,954	565,584	586,476

OPERATING INCOME	95,116	99,879	84,970

OTHER INCOME
Allowance for equity funds used during construction	2,418	1,178	1,404
Interest and investment income	707	256	73
Miscellaneous - net	24	(3,144)	339
TOTAL	3,149	(1,710)	1,816

INTEREST EXPENSE
Interest expense	21,281	21,061	17,312
Allowance for borrowed funds used during construction	(847)	(446)	(641)
TOTAL	20,434	20,615	16,671

INCOME BEFORE INCOME TAXES	77,831	77,554	70,115

Income taxes	33,278	28,705	25,190

NET INCOME	44,553	48,849	44,925

Preferred dividend requirements and other	841	965	965

EARNINGS APPLICABLE TO COMMON EQUITY	$43,712	$47,884	$43,960

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$44,553	$48,849	$44,925
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	52,945	51,737	43,205
Deferred income taxes, investment tax credits, and non-current taxes accrued	64,036	140,283	22,180
Changes in assets and liabilities:
Receivables	(18,058)	(3,888)	7,878
Fuel inventory	(49)	71	1,104
Accounts payable	1,874	15,434	2,738
Prepaid taxes and taxes accrued	(22,100)	(1,685)	(1,050)
Interest accrued	44	534	1,270
Deferred fuel costs	12,592	(33,839)	(182)
Other working capital accounts	(2,711)	4,165	(1,945)
Provisions for estimated losses	(3,430)	4,326	58,310
Other regulatory assets	16,673	(2,784)	(70,471)
Other regulatory liabilities	110,147	(3,997)	(7,359)
Deferred tax rate change recognized as regulatory liability/asset	(111,170)	—	—
Pension and other postretirement liabilities	(15,994)	(6,859)	(18,831)
Other assets and liabilities	(1,555)	(7,136)	23,296
Net cash flow provided by operating activities	127,797	205,211	105,068
INVESTING ACTIVITIES
Construction expenditures	(115,584)	(90,512)	(91,928)
Allowance for equity funds used during construction	2,418	1,178	1,404
Payment for purchase of plant	—	(237,335)	—
Investments in affiliates	—	(38)	—
Changes in money pool receivable - net	1,492	1,579	(15,352)
Payments to storm reserve escrow account	(597)	(438)	(68,886)
Receipts from storm reserve escrow account	2,488	3	5,922
Changes in securitization account	283	2,882	(4,620)
Net cash flow used in investing activities	(109,500)	(322,681)	(173,460)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	240,604	95,367
Retirement of long-term debt	(10,600)	(132,526)	—
Repayment of long-term payable due to Entergy Louisiana	(2,104)	(4,973)	(59,610)
Redemption of preferred stock	(20,599)	—	—
Capital contributions from parent	20,000	47,750	87,500
Distributions/dividends paid:
Common equity	(74,250)	(18,720)	(7,250)
Preferred stock	(1,083)	(965)	(965)
Other	12	492	(163)
Net cash flow provided by (used in) financing activities	(88,624)	131,662	114,879
Net increase (decrease) in cash and cash equivalents	(70,327)	14,192	46,487
Cash and cash equivalents at beginning of period	103,068	88,876	42,389
Cash and cash equivalents at end of period	$32,741	$103,068	$88,876
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$20,180	$19,317	$14,951
Income taxes	($8,660)	($85,962)	$8,110
See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2017	2016
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents
Cash	$30	$28
Temporary cash investments	32,711	103,040
Total cash and cash equivalents	32,741	103,068
Securitization recovery trust account	1,455	1,738
Accounts receivable:
Customer	51,006	43,536
Allowance for doubtful accounts	(3,057)	(3,059)
Associated companies	22,976	16,811
Other	6,471	5,926
Accrued unbilled revenues	20,638	18,254
Total accounts receivable	98,034	81,468
Deferred fuel costs	—	4,818
Fuel inventory - at average cost	1,890	1,841
Materials and supplies - at average cost	10,381	8,416
Prepaid taxes	26,479	4,379
Prepayments and other	8,030	6,587
TOTAL	179,010	212,315

OTHER PROPERTY AND INVESTMENTS
Non-utility property at cost (less accumulated depreciation)	1,016	1,016
Storm reserve escrow account	79,546	81,437
Other	2,373	7,160
TOTAL	82,935	89,613

UTILITY PLANT
Electric	1,302,235	1,258,934
Natural gas	261,263	240,408
Construction work in progress	46,993	24,975
TOTAL UTILITY PLANT	1,610,491	1,524,317
Less - accumulated depreciation and amortization	631,178	604,825
UTILITY PLANT - NET	979,313	919,492

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Deferred fuel costs	4,080	4,080
Other regulatory assets (includes securitization property of $72,095 as of December 31, 2017 and $82,272 as of December 31, 2016)	251,433	268,106
Other	1,065	963
TOTAL	256,578	273,149

TOTAL ASSETS	$1,497,836	$1,494,569

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
	December 31,
	2017	2016
	(In Thousands)

CURRENT LIABILITIES
Payable due to Entergy Louisiana	$2,077	$2,104
Accounts payable:
Associated companies	47,472	39,260
Other	29,777	35,920
Customer deposits	28,442	28,667
Interest accrued	5,487	5,443
Deferred fuel costs	7,774	—
Other	7,351	11,415
TOTAL CURRENT LIABILITIES	128,380	122,809

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	283,302	334,953
Accumulated deferred investment tax credits	2,323	622
Regulatory liability for income taxes - net	119,259	9,074
Asset retirement cost liabilities	3,076	2,875
Accumulated provisions	85,083	88,513
Pension and other postretirement liabilities	20,755	36,750
Long-term debt (includes securitization bonds of $74,419 as of December 31, 2017 and $84,776 as of December 31, 2016)	418,447	428,467
Long-term payable due to Entergy Louisiana	16,346	18,423
Other	5,317	5,357
TOTAL NON-CURRENT LIABILITIES	953,908	925,034

Commitments and Contingencies

Preferred stock without sinking fund	—	19,780

EQUITY
Member's equity	415,548	426,946
TOTAL	415,548	426,946

TOTAL LIABILITIES AND EQUITY	$1,497,836	$1,494,569

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
For the Years Ended December 31, 2017, 2016, and 2015

Member’s Equity
(In Thousands)

Balance at December 31, 2014	$228,025
Net income	44,925
Net income attributable to Entergy Louisiana	(2,203)
Capital contributions from parent	87,500
Common equity distributions	(7,250)
Preferred stock dividends	(965)
Balance at December 31, 2015	$350,032
Net income	48,849
Capital contributions from parent	47,750
Common equity distributions	(18,720)
Preferred stock dividends	(965)
Balance at December 31, 2016	$426,946
Net income	44,553
Capital contributions from parent	20,000
Common equity distributions	(74,250)
Preferred stock dividends	(841)
Other	(860)
Balance at December 31, 2017	$415,548

See Notes to Financial Statements.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2017	2016	2015	2014	2013
	(In Thousands)

Operating revenues	$716,070	$665,463	$671,446	$735,192	$659,746
Net income	$44,553	$48,849	$44,925	$31,030	$12,608
Total assets	$1,497,836	$1,494,569	$1,215,144	$1,014,916	$964,482
Long-term obligations (a)	$434,793	$466,670	$357,687	$323,280	$318,034

(a) Includes long-term debt (including the long-term payable to Entergy Louisiana and excluding currently maturing debt) and preferred stock without sinking fund.

	2017	2016	2015	2014	2013
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$250	$231	$220	$230	$221
Commercial	228	206	186	196	194
Industrial	36	33	30	33	35
Governmental	77	69	64	67	69
Total retail	591	539	500	526	519
Sales for resale:
Associated companies	—	30	66	78	27
Non-associated companies	29	3	—	4	—
Other	12	15	18	17	19
Total	$632	$587	$584	$625	$565

Billed Electric Energy Sales (GWh):
Residential	2,155	2,231	2,301	2,262	2,152
Commercial	2,248	2,268	2,257	2,181	2,130
Industrial	429	441	463	455	484
Governmental	790	794	825	783	778
Total retail	5,622	5,734	5,846	5,681	5,544
Sales for resale:
Associated companies	—	1,071	1,644	1,379	517
Non-associated companies	1,703	141	11	18	14
Total	7,325	6,946	7,501	7,078	6,075

ENTERGY TEXAS, INC. AND SUBSIDIARIES

MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS

Results of Operations

Net Income

2017 Compared to 2016

Net income decreased $31.4 million primarily due to lower net revenue, higher depreciation and amortization expenses, higher other operation and maintenance expenses, and higher taxes other than income taxes.

2016 Compared to 2015

Net income increased $37.9 million primarily due to lower other operation and maintenance expenses, the asset write-off of its receivable associated with the Spindletop gas storage facility in 2015, and higher net revenue.

Net Revenue

2017 Compared to 2016

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2017 to 2016.

Amount
(In Millions)

2016 net revenue	$644.2
Net wholesale revenue	(35.1)
Purchased power capacity	(5.9)
Transmission revenue	(5.4)
Reserve equalization	5.6
Retail electric price	19.0
Other	4.4
2017 net revenue	$626.8

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

The reserve equalization variance is due to the absence of reserve equalization expenses in 2017 as a result of Entergy Texas’s exit from the System Agreement in August 2016. See Note 2 to the financial statements for a discussion of the System Agreement.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

The retail electric price variance is primarily due to the implementation of the transmission cost recovery factor rider in September 2016 and an increase in the transmission cost recovery factor rider rate in March 2017, each as approved by the PUCT. See Note 2 to the financial statements for further discussion of the transmission cost recovery factor rider filing.

2016 Compared to 2015

Net revenue consists of operating revenues net of: 1) fuel, fuel-related expenses, and gas purchased for resale, 2) purchased power expenses, and 3) other regulatory charges. Following is an analysis of the change in net revenue comparing 2016 to 2015.

Amount
(In Millions)

2015 net revenue	$637.2
Reserve equalization	14.3
Purchased power capacity	12.4
Transmission revenue	7.0
Retail electric price	5.4
Net wholesale revenue	(27.8)
Other	(4.3)
2016 net revenue	$644.2

The reserve equalization variance is primarily due to a reduction in reserve equalization expense primarily due to changes in the Entergy System generation mix compared to the same period in 2015 as a result of the execution of a new purchased power agreement and Entergy Mississippi’s exit from the System Agreement, each in November 2015, and Entergy Texas’s exit from the System Agreement in August 2016. See Note 2 to the financial statements for a discussion of the System Agreement.

The purchased power capacity variance is primarily due to decreased expenses due to the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016, as well as capacity cost changes for ongoing purchased power capacity contracts.

The transmission revenue variance is primarily due to an increase in Attachment O rates charged by MISO to transmission customers and a settlement of Attachment O rates previously billed to transmission customers by MISO.

The retail electric price variance is primarily due to the implementation of the transmission cost recovery factor rider, as approved by the PUCT and implemented in September 2016, and the increase in the distribution cost recovery rider, as approved by the PUCT and implemented in January 2016. This increase was partially offset by a decrease in energy efficiency revenues. See Note 2 to the financial statements for further discussion of the transmission cost recovery factor rider and distribution cost recovery factor rider filings.

The net wholesale revenue variance is primarily due to lower capacity revenues resulting from the termination of the purchased power agreements between Entergy Louisiana and Entergy Texas in August 2016.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Other Income Statement Variances

2017 Compared to 2016

Other operation and maintenance expenses increased primarily due to:

•	an increase of $5.1 million in transmission and distribution expenses primarily due to higher vegetation maintenance costs;

•	an increase of $4.3 million in fossil-fueled generation expenses primarily due to a higher scope of work performed during plant outages in 2017 as compared to 2016; and

•	an increase of $2.8 million in compensation and benefits costs primarily due to higher incentive-based compensation accruals in 2017 as compared to 2016.

The increase was partially offset by a decrease of $4.5 million due to the absence of transmission equalization expenses, as allocated under the System Agreement, as a result of Entergy Texas’s exit from the System Agreement in August 2016.

Taxes other than income taxes increased primarily due to an increase in ad valorem taxes resulting from higher assessments and a true-up to the sales and use tax accruals recorded in 2016 resulting from an audit settlement.

Depreciation and amortization expenses increased primarily due to additions to plant in service.

2016 Compared to 2015

Other operation and maintenance expenses decreased primarily due to:

•	a decrease of $11.2 million in fossil-fueled generation expenses primarily due to an overall lower scope of work performed in 2016 as compared to 2015;

•
a decrease of $7 million in transmission expenses primarily due to lower transmission equalization expenses, as allocated under the System Agreement, as compared to the same period in 2015 as a result of Entergy Mississippi’s exit from the System Agreement in November 2015 and Entergy Texas’s exit from the System Agreement in August 2016;

•
a decrease of $5.7 million in compensation and benefits costs primarily due to a decrease in net periodic pension and other postretirement benefits costs as a result of an increase in the discount rate used to value the benefit liabilities and a refinement in the approach used to estimate the service cost and interest cost components of pension and other postretirement costs. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below and Note 11 to the financial statements for further discussion of pension and other postretirement benefit costs;

•
the write-off in the third quarter 2015 of $4.3 million of rate case expenses and acquisition costs related to the proposed Union Power Station acquisition upon Entergy Texas’s withdrawal of its 2015 rate case and dismissal of its certificate of convenience and necessity filing; and

•	a decrease of $4.2 million in energy efficiency costs.

The asset write-off variance is due to the $23.5 million ($15.3 million net-of-tax) write-off recorded in 2015 of the receivable associated with the Spindletop gas storage facility. See Note 2 to the financial statements for discussion of the write-off.

Income Taxes

The effective income tax rates for 2017, 2016, and 2015 were 38.9%, 37.0%, and 34.9%, respectively. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses proceedings commenced or other responses by Entergy’s regulators to the Act.

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$6,181	$2,182	$30,441

Net cash provided by (used in):
Operating activities	301,396	306,601	284,268
Investing activities	(383,176)	(330,191)	(315,293)
Financing activities	191,112	27,589	2,766
Net increase (decrease) in cash and cash equivalents	109,332	3,999	(28,259)

Cash and cash equivalents at end of period	$115,513	$6,181	$2,182

Operating Activities

Net cash flow provided by operating activities decreased $5.2 million in 2017 primarily due to lower net income, the timing of recovery of fuel and purchased power costs, and an increase of $13.7 million in storm spending primarily as a result of Hurricane Harvey. The decrease was partially offset by income tax refunds of $21.1 million in 2017 compared to income tax payments of $28.5 million in 2016. Entergy Texas had income tax refunds in 2017 and income tax payments in 2016 in accordance with an intercompany income tax allocation agreement.  The income tax refunds in 2017 primarily resulted from deductible temporary differences. The income tax payments in 2016 resulted primarily from adjustments associated with the settlement of the 2010-2011 IRS audit. See Note 3 to the financial statements for a discussion of the income tax audit.

Net cash flow provided by operating activities increased $22.3 million in 2016 primarily due to increased net income and a decrease of $31.8 million in income tax payments in 2016. Entergy Texas had income tax payments in 2016 and 2015 in accordance with an intercompany income tax allocation agreement.  The income tax payments in 2016 resulted primarily from adjustments associated with the settlement of the 2010-2011 IRS audit. The income tax payments in 2015 resulted primarily from the results of operations and the reversal of taxable temporary differences. See Note 3 to the financial statements for a discussion of the income tax audit. The increase was partially offset by an increase of $5.2 million in interest paid in 2016 due to the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016 and the timing of collections from customers.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities increased $53 million in 2017 primarily due to:

•	money pool activity;

•
an increase of $34.9 million in distribution construction expenditures primarily due to increased storm spending primarily as a result of Hurricane Harvey and spending on digital technology improvements within the customer contact centers;

•	an increase of $24.4 million in fossil-fueled generation construction expenditures primarily due to a higher scope of work performed in 2017 as compared to 2016; and

•	an increase of $8.5 million in spending on advanced metering infrastructure.

The increase was partially offset by a decrease of $51.7 million in transmission construction expenditures primarily due to a lower scope of work performed in 2017 as compared to 2016.

Increases in Entergy Texas’s receivable from the money pool are a use of cash flow, and Entergy Texas’s receivable from the money pool increased by $44.2 million in 2017 compared to increasing by $0.7 million in 2016. The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash flow used in investing activities increased $14.9 million in 2016 primarily due to increases of $27.7 million in transmission construction expenditures and $11.7 million in distribution construction expenditures primarily due to a greater scope of projects in 2016 as compared to the same period in 2015. The increase was partially offset by a $21.4 million decrease in fossil-fueled generation construction expenditures primarily due to a decreased scope of work performed during plant outages in 2016 as compared to the same period in 2015.

Financing Activities

Net cash flow provided by financing activities increased $163.5 million in 2017 primarily due to:

•	a $115 million capital contribution received from Entergy Corporation in December 2017 in anticipation of upcoming construction expenditures;

•	the issuance of $150 million of 2.55% Series first mortgage bonds in December 2017 compared to the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016; and

•	money pool activity.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $22.1 million in 2016.

Net cash flow provided by financing activities increased $24.8 million in 2016 primarily due to the retirement of $200 million of 3.6% Series first mortgage bonds in June 2015 and the issuance of $125 million of 2.55% Series first mortgage bonds in March 2016, partially offset by the issuance of $250 million of 5.15% Series first mortgage bonds in May 2015 and money pool activity.

Decreases in Entergy Texas’s payable to the money pool are a use of cash flow, and Entergy Texas’s payable to the money pool decreased by $22.1 million in 2016 compared to increasing by $22.1 million in 2015.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Capital Structure

Entergy Texas’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for Entergy Texas is primarily due to the capital contribution received from Entergy Corporation and an increase in retained earnings.

	December 31, 2017	December 31, 2016
Debt to capital	55.7%	58.5%
Effect of excluding the securitization bonds	(6.3%)	(8.3%)
Debt to capital, excluding securitization bonds (a)	49.4%	50.2%
Effect of subtracting cash	(2.5%)	(0.1%)
Net debt to net capital, excluding securitization bonds (a)	46.9%	50.1%

(a)	Calculation excludes the securitization bonds, which are non-recourse to Entergy Texas.

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

Entergy Texas seeks to optimize its capital structure in accordance with its regulatory requirements and to control its cost of capital while also maintaining equity capitalization at a level consistent with investment-grade debt ratings. To the extent that operating cash flows are in excess of planned investments, cash may be used to reduce outstanding debt or may be paid as a dividend, or both, in appropriate amounts to maintain the targeted capital structure. To the extent that operating cash flows are insufficient to support planned investments, Entergy Texas may issue incremental debt or reduce dividends, or both, to maintain its targeted capital structure. In addition, Entergy Texas may receive equity contributions to maintain the targeted capital structure for certain circumstances such as large transactions that would materially alter the capital structure if financed entirely with debt and reduced dividends.

Uses of Capital

Entergy Texas requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

•	working capital purposes, including the financing of fuel and purchased power costs; and

•	dividend and interest payments.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Following are the amounts of Entergy Texas’s planned construction and other capital investments.

	2018	2019	2020
	(In Millions)
Planned construction and capital investment:
Generation	$175	$385	$265
Transmission	195	240	165
Distribution	105	165	145
Utility Support	55	30	30
Total	$530	$820	$605

Following are the amounts of Entergy Texas’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2018	2019-2020	2021-2022	After 2022	Total
	(In Millions)
Long-term debt (a)	$159	$749	$385	$1,168	$2,461
Operating leases (b)	$4	$5	$2	$2	$13
Purchase obligations (c)	$279	$555	$527	$1,188	$2,549

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)	Does not include power purchase agreements that are accounted for as leases that are included in purchase obligations.

(c)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services.  For Entergy Texas, it primarily includes unconditional fuel and purchased power obligations.

In addition to the contractual obligations given above, Entergy Texas expects to contribute approximately $10.9 million to its qualified pension plans and approximately $3.2 million to other postretirement health care and life insurance plans in 2018, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018. See “Critical Accounting Estimates - Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, Entergy Texas has $15.8 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions. See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine capital spending to maintain operations, the planned capital investment estimate for Entergy Texas includes specific investments such as the Montgomery County Power Station, discussed below; transmission projects to enhance reliability, reduce congestion, and enable economic growth; distribution spending to enhance reliability and improve service to customers, including investment to support advanced metering; system improvements; and other investments. Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints and requirements, environmental compliance, business opportunities, market volatility, economic trends, business restructuring, changes in project plans, and the ability to access capital. Management provides more information on long-term debt in Note 5 to the financial statements.

As discussed above in “Capital Structure,” Entergy Texas routinely evaluates its ability to pay dividends to Entergy Corporation from its earnings.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Montgomery County Power Station

In October 2016, Entergy Texas filed an application with the PUCT seeking certification that the public convenience and necessity would be served by the construction of the Montgomery County Power Station, a nominal 993 MW combined-cycle generating unit in Montgomery County, Texas on land adjacent to the existing Lewis Creek plant. The current estimated cost of the Montgomery County Power Station is $937 million, including approximately $111 million of transmission interconnection and network upgrades and other related costs. The independent monitor, who oversaw the request for proposal process, filed testimony and a report affirming that the Montgomery County Power Station was selected through an objective and fair request for proposal process that showed no undue preference to any proposal. In June 2017 parties to the proceeding filed an unopposed stipulation and settlement agreement. The stipulation contemplates that Entergy Texas’s level of cost-recovery for generation construction costs for Montgomery County Power Station is capped at $831 million, subject to certain exclusions such as force majeure events. Transmission interconnection and network upgrades and other related costs are not subject to the $831 million cap. In July 2017 the PUCT approved the stipulation. Subject to the timely receipt of other permits and approvals, commercial operation is estimated to occur by mid-2021.

Advanced Metering Infrastructure (AMI)

In April 2017 the Texas legislature enacted legislation that extends statutory support for AMI deployment to Entergy Texas and directs that if Entergy Texas elects to deploy AMI, it shall do so as rapidly as practicable. In July 2017, Entergy Texas filed an application seeking an order from the PUCT approving Entergy Texas’s deployment of AMI. Entergy Texas proposed to replace existing meters with advanced meters that enable two-way data communication; design and build a secure and reliable network to support such communications; and implement support systems. AMI is intended to serve as the foundation of Entergy Texas’s modernized power grid. The filing included an estimate of implementation costs for AMI of $132 million. The filing identified a number of quantified and unquantified benefits, with Entergy Texas showing that its AMI deployment is expected to produce nominal net operational cost savings to customers of $33 million. Entergy Texas also sought to continue to include in rate base the remaining book value, approximately $41 million at December 31, 2016, of existing meters that will be retired as part of the AMI deployment and also to depreciate those assets using current depreciation rates. Entergy Texas proposed a seven-year depreciable life for the new advanced meters, the three-year deployment of which is expected to begin in 2019. Entergy Texas also proposed a surcharge tariff to recover the reasonable and necessary costs it has and will incur under the deployment plan for the full deployment of advanced meters. Further, Entergy Texas sought approval of fees that would be charged to customers who choose to opt out of receiving service through an advanced meter and instead receive electric service with a non-standard meter. In October 2017, Entergy Texas and other parties entered into and filed an unopposed stipulation and settlement agreement, permitting deployment of AMI with limited modifications. The PUCT approved the stipulation and settlement agreement in December 2017. Consistent with the approval, deployment of the communications network is expected to begin in 2018. Entergy Texas expects to recover the remaining net book value of its existing meters through a regulatory asset to be amortized at current depreciation rates.

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

Entergy Texas’s receivables from or (payables to) the money pool were as follows as of December 31 for each of the following years.

2017	2016	2015	2014
(In Thousands)
$44,903	$681	($22,068)	$306

See Note 4 to the financial statements for a description of the money pool.

Entergy Texas has a credit facility in the amount of $150 million scheduled to expire in August 2022. The credit facility allows Entergy Texas to issue letters of credit against $30 million of the borrowing capacity of the facility. As of December 31, 2017, there were no cash borrowings and $25.6 million of letters of credit outstanding under the credit facility. In addition, Entergy Texas is a party to an uncommitted letter of credit facility as a means to post collateral to support its obligations to MISO. As of December 31, 2017, a $22.8 million letter of credit was outstanding under Entergy Texas’s letter of credit facility. See Note 4 to the financial statements for additional discussion of the credit facilities.

Entergy Texas obtained authorizations from the FERC through October 2019 for short-term borrowings, not to exceed an aggregate amount of $200 million at any time outstanding, and long-term borrowings and security issuances. See Note 4 to the financial statements for further discussion of Entergy Texas’s short-term borrowing limits.

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

Filings with the PUCT

2011 Rate Case

In November 2011, Entergy Texas filed a rate case requesting a $112 million base rate increase reflecting a 10.6% return on common equity based on an adjusted June 2011 test year.  The rate case also proposed a purchased power recovery rider.  On January 12, 2012, the PUCT voted not to address the purchased power recovery rider in the rate case, but the PUCT voted to set a baseline in the rate case proceeding that would be applicable if a purchased power capacity rider is approved in a separate proceeding.  In April 2012 the PUCT Staff filed direct testimony recommending a base rate increase of $66 million and a 9.6% return on common equity.  The PUCT Staff, however, subsequently filed a statement of position in the proceeding indicating that it was still evaluating the position it would ultimately take in the case regarding Entergy Texas’s recovery of purchased power capacity costs and Entergy Texas’s proposal to defer its MISO transition expenses.  In April 2012, Entergy Texas filed rebuttal testimony indicating a revised request for a $105 million base rate increase.  A hearing was held in late-April through early-May 2012.

In September 2012 the PUCT issued an order approving a $28 million rate increase, effective July 2012.  The order included a finding that “a return on common equity (ROE) of 9.80 percent will allow [Entergy Texas] a reasonable opportunity to earn a reasonable return on invested capital.”  The order also provided for increases in depreciation rates and the annual storm reserve accrual.  The order also reduced Entergy Texas’s proposed purchased power capacity costs, stating that they are not known and measurable; reduced Entergy Texas’s regulatory assets associated with Hurricane Rita; excluded from rate recovery capitalized financially-based incentive compensation; included $1.6 million of MISO transition expense in base rates; and reduced Entergy’s Texas’s fuel reconciliation recovery by $4

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

million because the PUCT disagreed with the line-loss factor used in the calculation.  After considering the progress of the proceeding in light of the PUCT order, Entergy Texas recorded in the third quarter 2012 an approximate $24 million charge to recognize that assets associated with Hurricane Rita, financially-based incentive compensation, and fuel recovery are no longer probable of recovery.  Entergy Texas believed that it was entitled to recover these prudently incurred costs, however, and it filed a motion for rehearing regarding these and several other issues in the PUCT’s order on October 4, 2012.  Several other parties also filed motions for rehearing of the PUCT’s order.  The PUCT subsequently denied rehearing of substantive issues.  Several parties, including Entergy Texas, appealed various aspects of the PUCT’s order to the Travis County District Court. A hearing was held in July 2014. In October 2014 the Travis County District Court issued an order upholding the PUCT’s decision except as to the line-loss factor issue referenced above, which was found in favor of Entergy Texas. In November 2014, Entergy Texas and other parties, including the PUCT, appealed the Travis County District Court decision to the Third Court of Appeals. Oral argument before the court panel was held in September 2015. In April 2016 the Third Court of Appeals issued its opinion affirming the District Court’s decision on all points. Entergy Texas petitioned the Texas Supreme Court to hear its appeal of the Third Court’s ruling. In September 2017 the Texas Supreme Court denied the petitions for review. Entergy Texas filed a motion for rehearing of the Texas Supreme Court’s denial of the petition for review. In January 2018 the Texas Supreme Court denied Entergy Texas’s motion for rehearing.

Distribution cost recovery factor (DCRF) rider

In September 2015, Entergy Texas filed to amend its DCRF rider. Entergy Texas requested an increase in recovery under the rider of $6.5 million, for a total collection of $10.1 million annually from retail customers. In October 2015 intervenors and PUCT staff filed testimony opposing, in part, Entergy Texas’s request. In November 2015, Entergy Texas and the parties filed an unopposed settlement agreement and supporting documents. The settlement established an annual revenue requirement of $8.65 million for the amended DCRF rider, with the resulting rates effective for usage on and after January 1, 2016. The PUCT approved the settlement agreement in February 2016.

In June 2017, Entergy Texas filed an application to amend its DCRF rider by increasing the total collection from $8.65 million to approximately $19 million. In July 2017, Entergy Texas, the PUCT, and the two other parties in the proceeding entered into an unopposed stipulation and settlement agreement resulting in an amended DCRF annual revenue requirement of $18.3 million, with the resulting rates effective for usage no later than October 1, 2017. In September 2017 the PUCT issued its final order approving the unopposed stipulation and settlement agreement. The amended DCRF rider rates became effective for usage on and after September 1, 2017.

Transmission cost recovery factor (TCRF) rider

In September 2015, Entergy Texas filed for a TCRF rider requesting a $13 million increase, incremental to base rates. Testimony was filed in November 2015, with the PUCT staff and other parties proposing various disallowances involving, among other things, MISO charges, vegetation management costs, and bad debt expenses that would reduce the requested increase by approximately $2 million. In addition to those recommended disallowances, a number of parties recommended that Entergy Texas’s request be reduced by an additional $3.4 million to account for load growth since base rates were last set. A hearing on the merits was held in December 2015. In February 2016 a State Office of Administrative Hearings ALJ issued a proposal for decision recommending that the PUCT disallow approximately $2 million from Entergy Texas’s $13 million request, but recommending that the PUCT not accept the load growth offset. In June 2016 the PUCT indicated that it would take up in a future rulemaking project the issue of whether a load growth adjustment should apply to a TCRF. In July 2016 the PUCT issued an order generally accepting the proposal for decision but declining to adjust the TCRF baseline in two instances as recommended by the ALJ, which resulted in a total annual allowance of approximately $10.5 million. The PUCT also ordered its staff and Entergy Texas to track all spare autotransformer transfers going forward so that it could address the appropriate accounting treatment and prudence of such transfers in Entergy Texas’s next base rate case. Entergy Texas implemented the TCRF rider beginning with September 2016 bills.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

In September 2016, Entergy Texas filed with the PUCT a request to amend its TCRF rider. The proposed amended TCRF rider is designed to collect approximately $29.5 million annually from Entergy Texas’s retail customers. This amount includes the approximately $10.5 million annually that Entergy Texas is currently authorized to collect through the TCRF rider, as discussed above. In December 2016, concurrent with the 2016 fuel reconciliation stipulation and settlement agreement discussed above, Entergy Texas and the PUCT reached a settlement agreeing to the amended TCRF annual revenue requirement of $29.5 million. As discussed below, the terms of the two settlements are interdependent. The PUCT approved the settlement and issued a final order in March 2017. Entergy Texas implemented the amended TCRF rider beginning with bills covering usage on and after March 20, 2017.

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

In August 2014, Entergy Texas filed an application seeking PUCT approval to implement an interim fuel refund of approximately $24.6 million for over-collected fuel costs incurred during the months of November 2012 through April 2014. This refund resulted from (i) applying $48.6 million in bandwidth remedy payments that Entergy Texas received in May 2014 related to the June - December 2005 period to Entergy Texas’s $8.7 million under-recovered fuel balance as of April 30, 2014 and (ii) netting that fuel balance against the $15.3 million bandwidth remedy payment that Entergy Texas made related to calendar year 2013 production costs. Also in August 2014, Entergy Texas filed an unopposed motion for interim rates to implement these refunds for most customers over a two-month period commencing with September 2014. The PUCT issued its order approving the interim relief in August 2014 and Entergy Texas completed the refunds in October 2014. Parties intervened in this matter, and all parties agreed that the proceeding should be bifurcated such that the proposed interim refund would become final in a separate proceeding, which refund was approved by the PUCT in March 2015.   In July 2015 certain parties filed briefs in the open proceeding asserting that Entergy Texas should refund to retail customers an additional $10.9 million in bandwidth remedy payments Entergy Texas received related to calendar year 2006 production costs.  In October 2015 an ALJ issued a proposal for decision recommending that the additional $10.9 million in bandwidth remedy payments be refunded to retail customers. In January 2016 the PUCT issued its order affirming the ALJ’s recommendation, and Entergy Texas filed a motion for rehearing of the PUCT’s decision, which the PUCT denied. In March 2016, Entergy Texas filed a complaint in Federal District Court for the Western District of Texas and a petition in the Travis County (State) District Court appealing the PUCT’s decision. The pending appeals did not stay the PUCT’s decision. In April 2016, Entergy Texas filed with the PUCT an application to refund to customers approximately $56.2 million. The refund resulted from (i) $41.8 million of fuel cost recovery over-collections through February 2016, (ii) the $10.9 million in bandwidth remedy payments, discussed above, that Entergy Texas received related to calendar year 2006 production costs, and (iii) $3.5 million in bandwidth remedy payments that Entergy Texas received related to 2006-2008 production costs. In June 2016, Entergy Texas filed an unopposed settlement agreement that added additional over-recovered fuel costs for the months of March and April 2016. The settlement resulted in a $68 million refund. The ALJ approved the refund on an interim basis to be made to most customers over a four-month period beginning with the first billing cycle of July 2016. In July 2016 the PUCT issued an order approving the interim refund. The federal appeal of the PUCT’s January 2016 decision was heard in December 2016, and the Federal District Court granted Entergy Texas’s requested relief. In January 2017 the PUCT and an intervenor filed petitions for appeal to the U.S. Court of Appeals for the Fifth Circuit of the Federal District Court ruling. Oral argument was held before the U.S. Court of Appeals for the Fifth Circuit in February 2018, and a decision is pending. The State District Court appeal of the PUCT’s January 2016 decision also remains pending.

In July 2016, Entergy Texas filed an application to reconcile its fuel and purchased power costs for the period April 1, 2013 through March 31, 2016. Under a recent PUCT rule change, a fuel reconciliation is required to be filed at least once every three years and outside of a base rate case filing. During the reconciliation period, Entergy Texas incurred approximately $1.77 billion in Texas jurisdictional eligible fuel and purchased power expenses, net of certain revenues credited to such expenses and other adjustments. Entergy Texas estimated an over-recovery balance of

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

approximately $19.3 million, including interest, which Entergy Texas requested authority to carry over as the beginning balance for the subsequent reconciliation period beginning Apri1 2016. Entergy Texas also noted, however, that the estimated $19.3 million over collection was being refunded to customers as a portion of the interim fuel refund beginning with the first billing cycle of July 2016, discussed above. Entergy Texas also requested a prudence finding for each of the fuel-related contracts and arrangements entered into or modified during the reconciliation period that have not been reviewed by the PUCT in a prior proceeding. In December 2016, Entergy Texas entered into a stipulation and settlement agreement resulting in a $6 million disallowance not associated with any particular issue raised and a refund of the over-recovery balance of $21 million as of November 30, 2016, to most customers beginning April 2017 through June 2017. This settlement was developed concurrently with the stipulation and settlement agreement in the 2016 transmission cost recovery factor rider amendment discussed above, and the terms and conditions in both settlements are interdependent. The fuel reconciliation settlement was approved by the PUCT in March 2017 and the refunds were made.

In June 2017, Entergy Texas filed an application for a fuel refund of approximately $30.7 million for the months of December 2016 through April 2017. For most customers, the refunds flowed through bills for the months of July 2017 through September 2017. The fuel refund was approved by the PUCT in August 2017.

In December 2017, Entergy Texas filed an application for a fuel refund of approximately $30.5 million for the months of May 2017 through October 2017. Also in December 2017, the PUCT’s ALJ approved the refund on an interim basis. For most customers, the refunds flowed through bills beginning January 2018 and will continue through March 2018. A final decision in this matter remains pending.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

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

Environmental Risks

Entergy Texas’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. Management believes that Entergy Texas is in substantial compliance with environmental regulations currently applicable to its facilities and operations, with reference to possible exceptions noted in “Regulation of Entergy’s Business - Environmental Regulation” in Part I, Item 1. Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

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

Utility Regulatory Accounting

See “Utility Regulatory Accounting” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of accounting for the effects of rate regulation.

Unbilled Revenue

See “Unbilled Revenue” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates associated with the unbilled revenue amounts.

Impairment of Long-lived Assets and Trust Fund Investments

See “Impairment of Long-lived Assets and Trust Fund Investments” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates associated with the impairment of long-lived assets.

Taxation and Uncertain Tax Positions

See “Taxation and Uncertain Tax Positions” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

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

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

Cost Sensitivity

The following chart reflects the sensitivity of qualified pension and qualified projected benefit obligation cost to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2018 Qualified Pension Cost	Impact on 2017 Qualified Projected Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$701	$11,425
Rate of return on plan assets	(0.25%)	$868	$—
Rate of increase in compensation	0.25%	$301	$1,488

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2018 Postretirement Benefit Cost	Impact on 2017 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$231	$3,481
Health care cost trend	0.25%	$413	$2,907

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for Entergy Texas in 2017 was $3.5 million. Entergy Texas anticipates 2018 qualified pension income to be $4.2 million. In 2016, Entergy Texas refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $3.6 million. Entergy Texas contributed $17 million to its qualified pension plans in 2017 and estimates 2018 pension contributions will be approximately $10.9 million, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018.

Total postretirement health care and life insurance benefit income for Entergy Texas in 2017 was $1.8 million. Entergy Texas expects 2018 postretirement health care and life insurance benefit income to approximate $6.2 million. In 2016, Entergy Texas refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $1.1 million. Entergy Texas contributed $3.1 million to its other postretirement plans in 2017 and estimates 2018 contributions will be approximately $3.2 million.

Federal Healthcare Legislation

See “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

Other Contingencies

See “Other Contingencies” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the estimates associated with environmental, litigation, and other risks.

Entergy Texas, Inc. and Subsidiaries
Management’s Financial Discussion and Analysis

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
Entergy Texas, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Entergy Texas, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, cash flows, and changes in common equity (pages 414 through 418 and applicable items in pages 55 through 230), for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2018

We have served as the Company’s auditor since 2001.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)

OPERATING REVENUES
Electric	$1,544,893	$1,615,619	$1,707,203

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	225,517	271,968	277,810
Purchased power	610,279	616,597	709,947
Other operation and maintenance	230,616	220,566	254,731
Asset write-off	—	—	23,472
Taxes other than income taxes	79,254	70,973	72,945
Depreciation and amortization	117,520	107,026	102,410
Other regulatory charges - net	82,328	82,879	82,243
TOTAL	1,345,514	1,370,009	1,523,558

OPERATING INCOME	199,379	245,610	183,645

OTHER INCOME
Allowance for equity funds used during construction	6,722	7,617	5,678
Interest and investment income	981	987	684
Miscellaneous - net	193	(746)	(798)
TOTAL	7,896	7,858	5,564

INTEREST EXPENSE
Interest expense	86,719	87,776	86,024
Allowance for borrowed funds used during construction	(4,098)	(4,943)	(3,690)
TOTAL	82,621	82,833	82,334

INCOME BEFORE INCOME TAXES	124,654	170,635	106,875

Income taxes	48,481	63,097	37,250

NET INCOME	$76,173	$107,538	$69,625

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$76,173	$107,538	$69,625
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	117,520	107,026	102,410
Deferred income taxes, investment tax credits, and non-current taxes accrued	42,119	20,794	(23,292)
Changes in assets and liabilities:
Receivables	(15,934)	(9,300)	21,443
Fuel inventory	(25,054)	9,765	2,960
Accounts payable	32,842	(22,462)	(16,913)
Prepaid taxes and taxes accrued	30,308	10,018	3,484
Interest accrued	(421)	(3,229)	(551)
Deferred fuel costs	12,758	29,419	36,985
Other working capital accounts	(7,852)	(3,354)	2,468
Provisions for estimated losses	2,531	(1,735)	(2,899)
Other regulatory assets	184,574	74,389	125,133
Other regulatory liabilities	410,968	2,106	1,271
Deferred tax rate change recognized as regulatory liability/asset	(520,547)	—	—
Pension and other postretirement liabilities	(49,445)	(10,204)	(33,474)
Other assets and liabilities	10,856	(4,170)	(4,382)
Net cash flow provided by operating activities	301,396	306,601	284,268
INVESTING ACTIVITIES
Construction expenditures	(348,027)	(337,963)	(320,408)
Allowance for equity funds used during construction	6,874	7,743	5,751
Insurance proceeds	2,431	—	—
Changes in money pool receivable - net	(44,222)	(681)	306
Changes in securitization account	(232)	710	(942)
Net cash flow used in investing activities	(383,176)	(330,191)	(315,293)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	148,277	123,502	246,607
Retirement of long-term debt	(71,683)	(68,593)	(265,734)
Capital contributions from parent	115,000	—	—
Change in money pool payable - net	—	(22,068)	22,068
Other	(482)	(5,252)	(175)
Net cash flow provided by financing activities	191,112	27,589	2,766
Net increase (decrease) in cash and cash equivalents	109,332	3,999	(28,259)
Cash and cash equivalents at beginning of period	6,181	2,182	30,441
Cash and cash equivalents at end of period	$115,513	$6,181	$2,182
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$84,556	$88,489	$83,290
Income taxes	($21,107)	$28,523	$60,359
See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	December 31,
	2017	2016
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$32	$1,216
Temporary cash investments	115,481	4,965
Total cash and cash equivalents	115,513	6,181
Securitization recovery trust account	37,683	37,451
Accounts receivable:
Customer	74,382	71,803
Allowance for doubtful accounts	(463)	(828)
Associated companies	90,629	39,447
Other	9,831	14,756
Accrued unbilled revenues	50,682	39,727
Total accounts receivable	225,061	164,905
Fuel inventory - at average cost	42,731	37,177
Materials and supplies - at average cost	38,605	36,631
Prepayments and other	19,710	18,599
TOTAL	479,303	300,944

OTHER PROPERTY AND INVESTMENTS
Investments in affiliates - at equity	457	600
Non-utility property - at cost (less accumulated depreciation)	376	376
Other	19,235	18,801
TOTAL	20,068	19,777

UTILITY PLANT
Electric	4,569,295	4,274,069
Construction work in progress	102,088	111,227
TOTAL UTILITY PLANT	4,671,383	4,385,296
Less - accumulated depreciation and amortization	1,579,387	1,526,057
UTILITY PLANT - NET	3,091,996	2,859,239

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	—	105,816
Other regulatory assets (includes securitization property of $313,123 as of December 31, 2017 and $384,609 as of December 31, 2016)	661,398	740,156
Other	26,973	7,149
TOTAL	688,371	853,121

TOTAL ASSETS	$4,279,738	$4,033,081

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2017	2016
	(In Thousands)
CURRENT LIABILITIES
Accounts payable:
Associated companies	$59,347	$47,867
Other	126,095	77,342
Customer deposits	40,925	44,419
Taxes accrued	45,659	15,351
Interest accrued	25,556	25,977
Deferred fuel costs	67,301	54,543
Other	8,132	9,388
TOTAL	373,015	274,887

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	544,642	1,027,647
Accumulated deferred investment tax credits	11,983	12,934
Regulatory liability for income taxes - net	412,620	—
Other regulatory liabilities	6,850	8,502
Asset retirement cost liabilities	6,835	6,470
Accumulated provisions	10,115	7,584
Pension and other postretirement liabilities	17,853	67,313
Long-term debt (includes securitization bonds of $358,104 as of December 31, 2017 and $429,043 as of December 31, 2016)	1,587,150	1,508,407
Other	48,508	50,343
TOTAL	2,646,556	2,689,200

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 46,525,000 shares in 2017 and 2016	49,452	49,452
Paid-in capital	596,994	481,994
Retained earnings	613,721	537,548
TOTAL	1,260,167	1,068,994

TOTAL LIABILITIES AND EQUITY	$4,279,738	$4,033,081

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2017, 2016, and 2015

	Common Equity
	Common Stock	Paid-in Capital	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$49,452	$481,994	$360,385	$891,831
Net income	—	—	69,625	69,625
Balance at December 31, 2015	$49,452	$481,994	$430,010	$961,456
Net income	—	—	107,538	107,538
Balance at December 31, 2016	$49,452	$481,994	$537,548	$1,068,994
Net income	—	—	76,173	76,173
Capital contributions from parent	—	115,000	—	115,000
Balance at December 31, 2017	$49,452	$596,994	$613,721	$1,260,167

See Notes to Financial Statements.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2017	2016	2015	2014	2013
	(In Thousands)

Operating revenues	$1,544,893	$1,615,619	$1,707,203	$1,851,982	$1,728,799
Net income	$76,173	$107,538	$69,625	$74,804	$57,881
Total assets	$4,279,738	$4,033,081	$3,898,582	$3,897,989	$3,909,470
Long-term obligations (a)	$1,587,150	$1,508,407	$1,451,967	$1,268,835	$1,544,549

(a) Includes long-term debt (excluding currently maturing debt).

	2017	2016	2015	2014	2013
	(Dollars In Millions)

Electric Operating Revenues:
Residential	$636	$613	$633	$654	$596
Commercial	378	356	369	384	327
Industrial	384	365	372	422	325
Governmental	25	24	25	26	24
Total retail	1,423	1,358	1,399	1,486	1,272
Sales for resale:
Associated companies	58	178	259	316	369
Non-associated companies	22	40	14	23	47
Other	42	40	35	27	41
Total	$1,545	$1,616	$1,707	$1,852	$1,729

Billed Electric Energy Sales (GWh):
Residential	5,716	5,836	5,889	5,810	5,726
Commercial	4,548	4,570	4,548	4,471	4,402
Industrial	7,521	7,493	7,036	7,140	6,404
Governmental	273	283	276	277	282
Total retail	18,058	18,182	17,749	17,698	16,814
Sales for resale:
Associated companies	1,534	4,625	5,853	4,763	6,287
Non-associated companies	729	1,086	254	200	712
Total	20,321	23,893	23,856	22,661	23,813

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

Results of Operations

Net Income

2017 Compared to 2016

Net income decreased $18.1 million primarily due to provisions against revenue recorded in 2017 in connection with the complaint against System Energy’s return on equity and a higher effective income tax rate in 2017. See “Federal Regulation - Complaint Against System Energy” below for further discussion of the complaint against System Energy.

2016 Compared to 2015

Net income decreased $14.6 million primarily due to a higher effective income tax rate in 2016.

Income Taxes

The effective income tax rates for 2017, 2016, and 2015 were 47.1%, 42.3%, and 32.3%, respectively. The difference in the effective income tax rate of 47.1% for 2017 versus the statutory rate of 35% for 2017 was primarily due to certain book and tax differences related to utility plant items and state income taxes. See Note 3 to the financial statements for a reconciliation of the federal statutory rate of 35% to the effective income tax rates.

Income Tax Legislation

See the “Income Tax Legislation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the Tax Cuts and Jobs Act, the federal income tax legislation enacted in December 2017. Note 3 to the financial statements contains additional discussion of the effect of the Act on 2017 results of operations and financial position, the provisions of the Act, and the uncertainties associated with accounting for the Act, and Note 2 to the financial statements discusses proceedings commenced or other responses by Entergy’s regulators to the Act.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Liquidity and Capital Resources

Cash Flow

Cash flows for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
	(In Thousands)
Cash and cash equivalents at beginning of period	$245,863	$230,661	$223,179

Net cash provided by (used in):
Operating activities	371,278	341,939	502,536
Investing activities	(174,250)	(232,602)	(137,562)
Financing activities	(155,704)	(94,135)	(357,492)
Net increase in cash and cash equivalents	41,324	15,202	7,482

Cash and cash equivalents at end of period	$287,187	$245,863	$230,661

Operating Activities

Net cash flow provided by operating activities increased $29.3 million in 2017 primarily due to:

•	a decrease in spending of $35.7 million on nuclear refueling outages in 2017 as compared to the prior year;

•	the timing of collection of receivables; and

•	a decrease of $9.9 million in interest paid in 2017.

The increase was partially offset by:

•
proceeds of $28.4 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements for a discussion of the spent nuclear fuel litigation; and

•
a decrease of $21.3 million in income tax refunds in 2017. System Energy received income tax refunds in 2017 and 2016 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2017 and 2016 resulted primarily from the adoption of a new accounting method for income tax purposes in which System Energy will treat its nuclear decommissioning costs as production costs of electricity includable in cost of goods sold. See Note 3 to the financial statements for further discussion of the adoption of the new accounting method.

Net cash flow provided by operating activities decreased $160.6 million in 2016 primarily due to:

•
a decrease of $90.5 million in income tax refunds in 2016. System Energy received income tax refunds in 2016 and 2015 in accordance with an intercompany income tax allocation agreement. The income tax refunds in 2016 and 2015 resulted primarily from the adoption of a new accounting method for income tax purposes in which System Energy will treat its nuclear decommissioning costs as production costs of electricity includable in cost of goods sold. See Note 3 to the financial statements for further discussion of the adoption of the new accounting method; and

•	an increase in spending of $35.1 million on nuclear refueling outages in 2016 as compared to 2015.

The decrease was partially offset by proceeds of $28.4 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously expensed. See Note 8 to the financial statements for a discussion of the spent nuclear fuel litigation.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Investing Activities

Net cash flow used in investing activities decreased $58.4 million in 2017 primarily due to a decrease of $159.4 million as a result of fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle. The decrease was partially offset by money pool activity and proceeds of $15.8 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

Increases in System Energy’s receivable from the money pool are a use of cash flow and System Energy’s receivable from the money pool increased by $77.9 million in 2017 compared to decreasing by $6.1 million in 2016.  The money pool is an inter-company borrowing arrangement designed to reduce the Utility subsidiaries’ need for external short-term borrowings.

Net cash flow used in investing activities increased $95 million in 2016 primarily due to:

•
fluctuations in nuclear fuel activity because of variations from year to year in the timing and pricing of fuel reload requirements in the Utility business, material and services deliveries, and the timing of cash payments during the nuclear fuel cycle; and

•
an increase in nuclear construction expenditures primarily as a result of a higher scope of work performed in 2016 on Grand Gulf outage projects, partially offset by decreased spending in 2016 on compliance with NRC post-Fukushima requirements.

The increase was partially offset by money pool activity and proceeds of $15.8 million received in August 2016 from the DOE resulting from litigation regarding spent nuclear fuel storage costs that were previously capitalized. See Note 8 to the financial statements for discussion of the spent nuclear fuel litigation.

Decreases in System Energy’s receivable from the money pool are a source of cash flow and System Energy’s receivable from the money pool decreased by $6.1 million in 2016 compared to increasing by $37.6 million in 2015.

Financing Activities

Net cash flow used in financing activities increased $61.6 million in 2017 primarily due to:

•
net repayments of short-term borrowings of $49.1 million on the nuclear fuel company variable interest entity’s credit facility in 2017 as compared to net short-term borrowings of $66.9 million on the nuclear fuel variable interest entity’s credit facility in 2016; and

•	the payment in February 2017, at maturity, of $50 million of the System Energy nuclear fuel company variable interest entity’s 4.02% Series H notes.

The increase was partially offset by:

•	net long-term borrowings of $50 million in 2017 on the nuclear fuel company variable interest entity’s credit facility;

•	a decrease of $32.4 million in common stock dividends and distributions in 2017 in order to maintain System Energy’s targeted capital structure; and

•	the repayment in May 2016 of $22 million of 5.875% pollution control revenue bonds due 2022 issued on behalf of System Energy.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Net cash flow used in financing activities decreased $263.4 million in 2016 primarily due to:

•
net borrowings of $66.9 million on the nuclear fuel company variable interest entity’s credit facility in 2016 compared to net repayments of $20.4 million on the nuclear fuel company variable interest entity’s credit facility in 2015;

•	a decrease of $61.8 million in common stock dividends and distributions as a result of lower operating cash flows and higher nuclear fuel purchases in 2016 as compared to the prior year;

•	the redemption in April 2015, at maturity, of $60 million of System Energy nuclear fuel company variable interest entity’s 5.33% Series G notes; and

•	redemption in May 2015 of $35 million and in November 2015 of $25 million of System Energy’s 5.875% Series governmental bonds due 2022.

The decrease was partially offset by the repayment in May 2016 of $22 million of 5.875% pollution control revenue bonds due 2022 issued on behalf of System Energy.

See Note 5 to the financial statements for details of long-term debt.

Capital Structure

System Energy’s capitalization is balanced between equity and debt, as shown in the following table. The decrease in the debt to capital ratio for System Energy is primarily due to the payment in February 2017, at maturity, of $50 million of the System Energy nuclear fuel company variable interest entity’s 4.02% Series H notes.

	December 31, 2017	December 31, 2016
Debt to capital	44.5%	45.5%
Effect of subtracting cash	(16.0%)	(12.0%)
Net debt to net capital	28.5%	33.5%

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

Uses of Capital

System Energy requires capital resources for:

•	construction and other capital investments;

•	debt maturities or retirements;

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

•	working capital purposes, including the financing of fuel costs; and

•	dividend, distribution, and interest payments.

Following are the amounts of System Energy’s planned construction and other capital investments.

	2018	2019	2020
	(In Millions)
Planned construction and capital investment:
Generation	$180	$130	$150
Utility Support	15	15	10
Total	$195	$145	$160

Following are the amounts of System Energy’s existing debt and lease obligations (includes estimated interest payments) and other purchase obligations.

	2018	2019-2020	2021-2022	After 2022	Total
	(In Millions)
Long-term debt (a)	$124	$121	$199	$493	$937
Purchase obligations (b)	$38	$39	$34	$—	$111

(a)	Includes estimated interest payments. Long-term debt is discussed in Note 5 to the financial statements.

(b)
Purchase obligations represent the minimum purchase obligation or cancellation charge for contractual obligations to purchase goods or services. For System Energy, it includes nuclear fuel purchase obligations.

In addition to the contractual obligations given above, System Energy expects to contribute approximately $13.8 million to its qualified pension plans and approximately $16 thousand to other postretirement health care and life insurance plans in 2018, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018. See “Critical Accounting Estimates – Qualified Pension and Other Postretirement Benefits” below for a discussion of qualified pension and other postretirement benefits funding.

Also in addition to the contractual obligations, System Energy has $433 million of unrecognized tax benefits and interest net of unused tax attributes and payments for which the timing of payments beyond 12 months cannot be reasonably estimated due to uncertainties in the timing of effective settlement of tax positions.  See Note 3 to the financial statements for additional information regarding unrecognized tax benefits.

In addition to routine spending to maintain operations, the planned capital investment estimate includes specific Grand Gulf investments and initiatives.

As a wholly-owned subsidiary, System Energy dividends its earnings to Entergy Corporation at a percentage determined monthly.

Sources of Capital

System Energy’s sources to meet its capital requirements include:

•	internally generated funds;

•	cash on hand;

•	debt issuances; and

•	bank financing under new or existing facilities.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

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

System Energy’s receivables from the money pool were as follows as of December 31 for each of the following years.

2017	2016	2015	2014
(In Thousands)
$111,667	$33,809	$39,926	$2,373

See Note 4 to the financial statements for a description of the money pool.

The System Energy nuclear fuel company variable interest entity has a credit facility in the amount of $120 million scheduled to expire in May 2019. As of December 31, 2017, $17.8 million in letters of credit to support a like amount of commercial paper issued and $50 million in loans were outstanding under the System Energy nuclear fuel company variable interest entity credit facility. See Note 4 to the financial statements for additional discussion of the variable interest entity credit facility.

System Energy obtained authorizations from the FERC through October 2019 for the following:

•	short-term borrowings not to exceed an aggregate amount of $200 million at any time outstanding;

•	long-term borrowings and security issuances; and

•	long-term borrowings by its nuclear fuel company variable interest entity.

See Note 4 to the financial statements for further discussion of System Energy’s short-term borrowing limits.

Federal Regulation

See the “Rate, Cost-recovery, and Other Regulation – Federal Regulation” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis and Note 2 to the financial statements for a discussion of federal regulation.

Complaint Against System Energy

In January 2017 the APSC and MPSC filed a complaint with the FERC against System Energy. The complaint seeks a reduction in the return on equity component of the Unit Power Sales Agreement pursuant to which System Energy sells its Grand Gulf capacity and energy to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Entergy Arkansas also sells some of its Grand Gulf capacity and energy to Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under separate agreements. The current return on equity under the Unit Power Sales Agreement is 10.94%. The complaint alleges that the return on equity is unjust and unreasonable because current capital market and other considerations indicate that it is excessive. The complaint requests the FERC to institute proceedings to investigate the return on equity and establish a lower return on equity, and also requests that the FERC establish January 23, 2017 as a refund effective date. The complaint includes return on equity analysis that purports to establish that the range of reasonable return on equity for System Energy is between 8.37% and 8.67%. System Energy answered the complaint in February 2017 and disputes that a return on equity of 8.37% to 8.67% is just and reasonable. The LPSC and the City Council intervened in the proceeding expressing support for the complaint. System Energy is recording a provision against revenue for the potential outcome of this proceeding. In September 2017 the FERC established a refund effective date of January 23, 2017, consolidated the return on equity complaint with the proceeding described in Unit Power Sales Agreement below, and directed the parties to engage in settlement

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

proceedings before an ALJ. If the parties fail to come to an agreement during settlement proceedings, a prehearing conference will be held to establish a procedural schedule for hearing proceedings.

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

In September 2017 the FERC accepted System Energy’s proposed Unit Power Sales Agreement amendments, subject to further proceedings to consider the justness and reasonableness of the amendments. Because the amendments propose a rate decrease, the FERC also initiated an investigation under Section 206 of the Federal Power Act to determine if the rate decrease should be lower than proposed. The FERC accepted the proposed amendments effective October 1, 2017, subject to refund pending the outcome of the further settlement and/or hearing proceedings, and established a refund effective date of October 11, 2017 with respect to the rate decrease. The FERC also consolidated the Unit Power Sales Agreement amendment proceeding with the proceeding described in Complaint Against System Energy above, and directed the parties to engage in settlement proceedings before an ALJ. If the parties fail to come to an agreement during settlement proceedings, a prehearing conference will be held to establish a procedural schedule for hearing proceedings.

Nuclear Matters

System Energy owns and, through an affiliate, operates Grand Gulf.  System Energy is, therefore, subject to the risks related to owning and operating a nuclear plant.  These include risks related to: the use, storage, and handling and disposal of high-level and low-level radioactive materials; the substantial financial requirements, both for capital investments and operational needs, to position Entergy’s nuclear fleet to meet its operational goals, including the financial requirements to address emerging issues like stress corrosion cracking of certain materials within the plant systems and the Fukushima event; regulatory requirements and potential future regulatory changes, including changes affecting the regulations governing nuclear plant ownership, operations, license renewal and amendments, and decommissioning; the performance and capacity factors of these nuclear plants; the availability of interim or permanent sites for the disposal of spent nuclear fuel and nuclear waste, including the fees charged for such disposal; the sufficiency of nuclear decommissioning trust fund assets and earnings to complete decommissioning of each site when required; and limitations on the amounts and types of insurance commercially available for losses in connection with nuclear plant operations and catastrophic events such as a nuclear accident. In the event of an unanticipated early shutdown of Grand Gulf, System Energy may be required to provide additional funds or credit support to satisfy regulatory requirements for decommissioning.  In December 2016, the NRC granted the extension of Grand Gulf’s operating license to 2044.

Grand Gulf Outage and NRC review

Grand Gulf began a maintenance outage on September 8, 2016 to replace a residual heat removal pump. Although the pump had been replaced, on September 27, 2016 management decided to keep the plant in an outage for additional training and other steps to support management’s operational goals. Grand Gulf returned to service on January 31, 2017.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Based on the plant’s performance indicators, in November 2016 the NRC placed Grand Gulf in the “regulatory response column,” or Column 2, of its Reactor Oversight Process Action Matrix. Entergy is implementing a plan to restore Grand Gulf to Column 1, including addressing the issues related to the three very low safety significance non-cited violations identified in the NRC’s report on the results of its October 2016 special inspection. Depending on the success of implementing that plan and the plant’s performance indicators, there is risk that the NRC could move Grand Gulf into the “degraded cornerstone column,” or Column 3, of the NRC’s Reactor Oversight Process Action Matrix.

Environmental Risks

System Energy’s facilities and operations are subject to regulation by various governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters.  Management believes that System Energy is in substantial compliance with environmental regulations currently applicable to its facilities and operations, with reference to possible exceptions noted in “Regulation of Entergy’s Business - Environmental Regulation” in Part I, Item 1.  Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated.

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

Utility Regulatory Accounting

See “Utility Regulatory Accounting” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of accounting for the effects of rate regulation.

Impairment of Long-lived Assets and Trust Fund Investments

See “Impairment of Long-lived Assets and Trust Fund Investments” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for discussion of the estimates associated with the impairment of long-lived assets and trust fund investments.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

Taxation and Uncertain Tax Positions

See “Taxation and Uncertain Tax Positions” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for further discussion.

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

Actuarial Assumption	Change in Assumption	Impact on 2018 Qualified Pension Cost	Impact on 2017 Projected Qualified Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$820	$11,922
Rate of return on plan assets	(0.25%)	$664	$—
Rate of increase in compensation	0.25%	$329	$1,473

The following chart reflects the sensitivity of postretirement benefit cost and accumulated postretirement benefit obligation to changes in certain actuarial assumptions (dollars in thousands).

Actuarial Assumption	Change in Assumption	Impact on 2018 Postretirement Benefit Cost	Impact on 2017 Accumulated Postretirement Benefit Obligation
		Increase/(Decrease)
Discount rate	(0.25%)	$154	$2,042
Health care cost trend	0.25%	$239	$1,704

Each fluctuation above assumes that the other components of the calculation are held constant.

Costs and Funding

Total qualified pension cost for System Energy in 2017 was $11.7 million.  System Energy anticipates 2018 qualified pension cost to be $14.9 million.  In 2016, System Energy refined its approach to estimating the service cost and interest cost components of qualified pension costs, which had the effect of lowering qualified pension costs by $2.8 million. System Energy contributed $18.2 million to its pension plans in 2017 and estimates 2018 pension contributions will approximate $13.8 million, although the 2018 required pension contributions will be known with more certainty when the January 1, 2018 valuations are completed, which is expected by April 1, 2018.

Total postretirement health care and life insurance benefit cost for System Energy in 2017 was $692 thousand. System Energy expects 2018 postretirement health care and life insurance benefit income to approximate $490 thousand.

System Energy Resources, Inc.
Management’s Financial Discussion and Analysis

In 2016, System Energy refined its approach to estimating the service cost and interest cost components of other postretirement costs, which had the effect of lowering qualified other postretirement costs by $555 thousand. System Energy contributed $570 thousand to its other postretirement plans in 2017 and expects 2018 contributions to approximate $16 thousand.

Federal Healthcare Legislation

See “Qualified Pension and Other Postretirement Benefits - Federal Healthcare Legislation” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of Federal Healthcare Legislation.

Other Contingencies

See “Other Contingencies” in the “Critical Accounting Estimates” section of Entergy Corporation and Subsidiaries Management’s Financial Discussion and Analysis for a discussion of the estimates associated with environmental, litigation, and other risks.

New Accounting Pronouncements

See “New Accounting Pronouncements” section of Note 1 to the financial statements for a discussion of new accounting pronouncements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
System Energy Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of System Energy Resources, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of income, cash flows, and changes in common equity (pages 431 through 436 and applicable items in pages 55 through 230), for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2018

We have served as the Company’s auditor since 2001.

SYSTEM ENERGY RESOURCES, INC.
INCOME STATEMENTS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)

OPERATING REVENUES
Electric	$633,458	$548,291	$632,405

OPERATING EXPENSES
Operation and Maintenance:
Fuel, fuel-related expenses, and gas purchased for resale	71,700	27,416	89,598
Nuclear refueling outage expenses	17,968	19,512	21,654
Other operation and maintenance	213,534	153,064	156,552
Decommissioning	43,347	50,797	47,993
Taxes other than income taxes	26,180	25,195	27,281
Depreciation and amortization	137,767	136,195	143,133
Other regulatory credits - net	(37,831)	(45,041)	(39,434)
TOTAL	472,665	367,138	446,777

OPERATING INCOME	160,793	181,153	185,628

OTHER INCOME
Allowance for equity funds used during construction	6,345	7,944	8,494
Interest and investment income	17,538	14,793	14,437
Miscellaneous - net	(521)	(556)	(876)
TOTAL	23,362	22,181	22,055

INTEREST EXPENSE
Interest expense	37,141	37,529	45,532
Allowance for borrowed funds used during construction	(1,551)	(2,000)	(2,244)
TOTAL	35,590	35,529	43,288

INCOME BEFORE INCOME TAXES	148,565	167,805	164,395

Income taxes	69,969	71,061	53,077

NET INCOME	$78,596	$96,744	$111,318

See Notes to Financial Statements.

(Page left blank intentionally)

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands)
OPERATING ACTIVITIES
Net income	$78,596	$96,744	$111,318
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation, amortization, and decommissioning, including nuclear fuel amortization	240,962	224,879	270,514
Deferred income taxes, investment tax credits, and non-current taxes accrued	7,827	99,531	200,797
Changes in assets and liabilities:
Receivables	9,210	(15,846)	5,879
Accounts payable	15,969	2,720	(352)
Prepaid taxes and taxes accrued	62,466	(6,555)	(32,594)
Interest accrued	(660)	(134)	(19,013)
Other working capital accounts	12,083	(15,470)	13,576
Other regulatory assets	60,012	(58,279)	(4,565)
Other regulatory liabilities	331,251	33,438	(33,686)
Deferred tax rate change recognized as regulatory liability/asset	(325,707)	—	—
Pension and other postretirement liabilities	4,024	5,586	(16,888)
Other assets and liabilities	(124,755)	(24,675)	7,550
Net cash flow provided by operating activities	371,278	341,939	502,536
INVESTING ACTIVITIES
Construction expenditures	(91,705)	(88,037)	(70,358)
Allowance for equity funds used during construction	6,345	7,944	8,494
Nuclear fuel purchases	(49,728)	(151,068)	(64,977)
Proceeds from the sale of nuclear fuel	69,516	11,467	57,681
Proceeds from nuclear decommissioning trust fund sales	565,416	499,252	390,371
Investment in nuclear decommissioning trust funds	(596,236)	(534,083)	(421,220)
Changes in money pool receivable - net	(77,858)	6,117	(37,553)
Litigation proceeds for reimbursement of spent nuclear fuel storage costs	—	15,806	—
Net cash flow used in investing activities	(174,250)	(232,602)	(137,562)
FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	150,100	—	—
Retirement of long-term debt	(150,103)	(22,002)	(136,310)
Changes in credit borrowings - net	(49,063)	66,893	(20,404)
Common stock dividends and distributions	(106,610)	(139,000)	(200,750)
Other	(28)	(26)	(28)
Net cash flow used in financing activities	(155,704)	(94,135)	(357,492)
Net increase in cash and cash equivalents	41,324	15,202	7,482
Cash and cash equivalents at beginning of period	245,863	230,661	223,179
Cash and cash equivalents at end of period	$287,187	$245,863	$230,661
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest - net of amount capitalized	$26,251	$36,152	$47,864
Income taxes	($2,227)	($23,565)	($114,092)
See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
ASSETS

	December 31,
	2017	2016
	(In Thousands)

CURRENT ASSETS
Cash and cash equivalents:
Cash	$78	$786
Temporary cash investments	287,109	245,077
Total cash and cash equivalents	287,187	245,863
Accounts receivable:
Associated companies	170,149	104,390
Other	6,526	3,637
Total accounts receivable	176,675	108,027
Materials and supplies - at average cost	88,424	82,469
Deferred nuclear refueling outage costs	7,908	24,729
Prepayments and other	2,489	20,111
TOTAL	562,683	481,199

OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds	905,686	780,496
TOTAL	905,686	780,496

UTILITY PLANT
Electric	4,327,849	4,331,668
Property under capital lease	588,281	585,084
Construction work in progress	69,937	43,888
Nuclear fuel	207,513	259,635
TOTAL UTILITY PLANT	5,193,580	5,220,275
Less - accumulated depreciation and amortization	3,175,018	3,063,249
UTILITY PLANT - NET	2,018,562	2,157,026

DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
Regulatory asset for income taxes - net	—	93,127
Other regulatory assets	444,327	411,212
Other	7,629	4,652
TOTAL	451,956	508,991

TOTAL ASSETS	$3,938,887	$3,927,712

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
BALANCE SHEETS
LIABILITIES AND EQUITY

	December 31,
	2017	2016
	(In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt	$85,004	$50,003
Short-term borrowings	17,830	66,893
Accounts payable:
Associated companies	16,878	5,843
Other	62,868	50,558
Taxes accrued	46,584	—
Interest accrued	13,389	14,049
Other	2,434	2,957
TOTAL	244,987	190,303

NON-CURRENT LIABILITIES
Accumulated deferred income taxes and taxes accrued	776,420	1,112,865
Accumulated deferred investment tax credits	39,406	41,663
Regulatory liability for income taxes - net	246,122	—
Other regulatory liabilities	455,991	370,862
Decommissioning	861,664	854,202
Pension and other postretirement liabilities	121,874	117,850
Long-term debt	466,484	501,129
Other	15,130	15
TOTAL	2,983,091	2,998,586

Commitments and Contingencies

COMMON EQUITY
Common stock, no par value, authorized 1,000,000 shares; issued and outstanding 789,350 shares in 2017 and 2016	658,350	679,350
Retained earnings	52,459	59,473
TOTAL	710,809	738,823

TOTAL LIABILITIES AND EQUITY	$3,938,887	$3,927,712

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
STATEMENTS OF CHANGES IN COMMON EQUITY
For the Years Ended December 31, 2017, 2016, and 2015

	Common Equity
	Common Stock	Retained Earnings	Total
	(In Thousands)

Balance at December 31, 2014	$789,350	$81,161	$870,511
Net income	—	111,318	111,318
Common stock dividends and distributions	(70,000)	(130,750)	(200,750)
Balance at December 31, 2015	$719,350	$61,729	$781,079
Net income	—	96,744	96,744
Common stock dividends and distributions	(40,000)	(99,000)	(139,000)
Balance at December 31, 2016	$679,350	$59,473	$738,823
Net income	—	78,596	78,596
Common stock dividends and distributions	(21,000)	(85,610)	(106,610)
Balance at December 31, 2017	$658,350	$52,459	$710,809

See Notes to Financial Statements.

SYSTEM ENERGY RESOURCES, INC.
SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

	2017	2016	2015	2014	2013
	(Dollars In Thousands)

Operating revenues	$633,458	$548,291	$632,405	$664,364	$735,089
Net income	$78,596	$96,744	$111,318	$96,334	$113,664
Total assets	$3,938,887	$3,927,712	$3,728,875	$3,826,193	$3,537,414
Long-term obligations (a)	$466,484	$501,129	$572,665	$630,603	$702,273
Electric energy sales (GWh)	6,675	5,384	10,547	9,219	9,794

(a) Includes long-term debt (excluding currently maturing debt).

Item 2.   Properties

Information regarding the registrant’s properties is included in Part I. Item 1. - Entergy’s Business under the sections titled “Utility - Property and Other Generation Resources” and “Entergy Wholesale Commodities - Property” in this report.

Item 3.   Legal Proceedings

Details of the registrant’s material environmental regulation and proceedings and other regulatory proceedings and litigation that are pending or those terminated in the fourth quarter of 2017 are discussed in Part I. Item 1. - Entergy’s Business under the sections titled “Retail Rate Regulation,” “Environmental Regulation,” and “Litigation” and “Impairment of Long-lived Assets” in Note 14 to the financial statements.

Item 4.   Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Executive Officers

Name	Age	Position	Period
Leo P. Denault (a)	58	Chairman of the Board and Chief Executive Officer of Entergy Corporation	2013-Present
		Executive Vice President and Chief Financial Officer of Entergy Corporation	2004-2013
		Director of Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, and System Energy	2004-2013
		Director of Entergy Texas	2007-2013
		Director of Entergy New Orleans	2011-2013

A. Christopher Bakken, III (a)	56	Executive Vice President and Chief Nuclear Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, and System Energy	2016-Present
		Project Director, Hinkley Point C of EDF Energy	2009-2016

Marcus V. Brown (a)	56	Executive Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present

Senior Vice President and General Counsel of Entergy Corporation, Entergy Arkansas, Entergy Gulf States Louisiana, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy
2012-2013
		Vice President and Deputy General Counsel of Entergy Services, Inc.	2009-2012
		Associate General Counsel of Entergy Services, Inc.	2007-2009

Name	Age	Position	Period
Andrew S. Marsh (a)	46	Executive Vice President and Chief Financial Officer of Entergy Corporation	2013-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2013-Present
		Chief Financial Officer of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2014-Present
		Vice President, System Planning of Entergy Services, Inc.	2010-2013
		Vice President, Planning and Financial Communications of Entergy Services, Inc.	2007-2010

Roderick K. West (a)	49	Group President Utility Operations of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy Texas	2017-Present
		President, Chief Executive Officer, and Director of System Energy	2017-Present
		Executive Vice President of Entergy Corporation	2010-2017
		Chief Administrative Officer of Entergy Corporation	2010-2016
		President and Chief Executive Officer of Entergy New Orleans	2007-2010
		Director of Entergy New Orleans	2005-2011

Paul D. Hinnenkamp (a)	56	Executive Vice President and Chief Operating Officer of Entergy Corporation	2017-Present
		Director of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas	2015-Present
		Senior Vice President and Chief Operating Officer of Entergy Corporation	2015-2017
		Senior Vice President, Capital Project Management and Technology of Entergy Services, Inc.	2015
		Vice President, Capital Project Management and Technology of Entergy Services, Inc.	2013-2015
		Vice President of Fossil Generation Development and Support of Entergy Services, Inc.	2010-2013

Alyson M. Mount (a)	47	Senior Vice President and Chief Accounting Officer of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy	2012-Present
		Vice President Corporate Controller of Entergy Services, Inc.	2010-2012
		Director, Corporate Reporting and Accounting Policy of Entergy Services, Inc.	2002-2010

Andrea Coughlin Rowley (a)	52	Senior Vice President, Human Resources of Entergy Corporation	2016-Present
		President and Chief Executive Officer of Advance/Evolve LLC	2013-2016
		Vice President, Human Resources of Dover Corporation	2012-2013

Name	Age	Position	Period
Donald W. Vinci (a)	59	Executive Vice President and Chief Administrative Officer of Entergy Corporation	2016-Present
		Senior Vice President, Human Resources and Chief Diversity Officer of Entergy Corporation	2013-2016
		Vice President, Human Capital Management of Entergy Services, Inc.	2013
		Vice President, Gas Distribution Business of Entergy Services, Inc.	2010-2013
		Vice President, Business Development of Entergy Services, Inc.	2008-2010

(a)	In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.

Each officer of Entergy Corporation is elected yearly by the Board of Directors. Each officer’s age and title is provided as of December 31, 2017.

PART II

Item 5.  Market for Registrants’ Common Equity and Related Stockholder Matters

Entergy Corporation

The shares of Entergy Corporation’s common stock are listed on the New York Stock and Chicago Stock Exchanges under the ticker symbol ETR.

The high and low prices of Entergy Corporation’s common stock for each quarterly period in 2017 and 2016 were as follows:

	2017		2016
	High	Low	High	Low
	(In Dollars)
First	77.51	69.63	79.72	65.38
Second	80.61	74.88	81.36	72.67
Third	80.49	74.83	82.09	75.99
Fourth	87.95	75.01	76.56	66.71

Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 2017 and 2016.  Quarterly dividends of $0.85 per share were paid through third quarter 2016. In fourth quarter 2016 and through third quarter 2017, dividends of $0.87 per share were paid. In fourth quarter 2017, dividends of $0.89 per share were paid.

As of January 31, 2018, there were 26,213 stockholders of record of Entergy Corporation.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum $ Amount of Shares that May Yet be Purchased Under a Plan (2)

10/01/2017	-10/31/2017	—	$—	—	$350,052,918
11/01/2017	-11/30/2017	—	$—	—	$350,052,918
12/01/2017	-12/31/2017	—	$—	—	$350,052,918
Total		—	$—	—

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

Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy

There is no market for the common equity of the Registrant Subsidiaries.  Cash dividends and distributions on common equity paid by the Registrant Subsidiaries during 2017 and 2016, were as follows:

	2017	2016
	(In Millions)
Entergy Arkansas	$15.0	$—
Entergy Louisiana	$91.3	$285.5
Entergy Mississippi	$26.0	$24.0
Entergy New Orleans	$74.3	$18.7
Entergy Texas	$—	$—
System Energy	$106.6	$139.0

Information with respect to restrictions that limit the ability of the Registrant Subsidiaries to pay dividends or distributions is presented in Note 7 to the financial statements.

Item 6.    Selected Financial Data

Refer to “SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC. AND SUBSIDIARIES, ENTERGY LOUISIANA, LLC AND SUBSIDIARIES, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES, ENTERGY TEXAS, INC. AND SUBSIDIARIES, and SYSTEM ENERGY RESOURCES, INC.” which follow each company’s financial statements in this report, for information with respect to selected financial data and certain operating statistics.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Refer to “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, INC. AND SUBSIDIARIES, ENTERGY LOUISIANA, LLC AND SUBSIDIARIES, ENTERGY MISSISSIPPI, INC., ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES, ENTERGY TEXAS, INC. AND SUBSIDIARIES, and SYSTEM ENERGY RESOURCES, INC.”

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Refer to “MANAGEMENT’S FINANCIAL DISCUSSION AND ANALYSIS OF ENTERGY CORPORATION AND SUBSIDIARIES - Market and Credit Risk Sensitive Instruments.”

Item 8.  Financial Statements and Supplementary Data

Refer to “TABLE OF CONTENTS - Entergy Corporation, Entergy Arkansas, Inc., Entergy Louisiana, LLC, Entergy Mississippi, Inc., Entergy New Orleans, LLC, Entergy Texas, Inc., and System Energy Resources, Inc.”

Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

No event that would be described in response to this item has occurred with respect to Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, or System Energy.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2017, evaluations were performed under the supervision and with the participation of Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy (individually “Registrant” and collectively the “Registrants”) management, including their respective Principal Executive Officers (PEO) and Principal Financial Officers (PFO).  The evaluations assessed the effectiveness of the Registrants’ disclosure controls and procedures.  Based on the evaluations, each PEO and PFO has concluded that, as to the Registrant or Registrants for which they serve as PEO or PFO, the Registrant’s or Registrants’ disclosure controls and procedures are effective to ensure that information required to be disclosed by each Registrant in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and that the Registrant’s or Registrants’ disclosure controls and procedures are also effective in reasonably assuring that such information is accumulated and communicated to the Registrant’s or Registrants’ management, including their respective PEOs and PFOs, as appropriate to allow timely decisions regarding required disclosure.

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

Each Registrant’s management assessed the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2017.  In making this assessment, each Registrant’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. The 2013 COSO Framework was utilized for management’s assessment.

Based on each management’s assessment and the criteria set forth by the 2013 COSO Framework, each Registrant’s management believes that each Registrant maintained effective internal control over financial reporting as of December 31, 2017.

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

Changes in Internal Controls over Financial Reporting

Under the supervision and with the participation of each Registrant’s management, including its respective PEO and PFO, each Registrant evaluated changes in internal control over financial reporting that occurred during the quarter ended December 31, 2017 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2017, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Corporation and our report dated February 26, 2018 expressed an unqualified opinion of those consolidated financial statements.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2018

PART III

Item 10.  Directors and Executive Officers of the Registrants (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas)

Information required by this item concerning directors of Entergy Corporation is set forth under the heading “Item 1 – Election of Directors” contained in the Proxy Statement of Entergy Corporation, to be filed in connection with its Annual Meeting of Stockholders to be held May 4, 2018, and is incorporated herein by reference.

All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report, unless otherwise noted.

Name	Age	Position	Period
ENTERGY ARKANSAS, INC.

Directors
Richard C. Riley	55	President and Chief Executive Officer of Entergy Arkansas	2016-Present
		Director of Entergy Arkansas	2016-Present
		Group Vice President, Customer Service and Operations of Entergy Arkansas	2015-2016
		Vice President, Transmission of Entergy Services, Inc.	2010-2015

Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

Officers
A. Christopher Bakken, III		See information under the Entergy Corporation Officers Section in Part I.
Marcus V. Brown		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount		See information under the Entergy Corporation Officers Section in Part I.
Richard C. Riley		See information under the Entergy Arkansas Directors Section above.
Andrea Coughlin Rowley		See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY LOUISIANA, LLC
Directors
Phillip R. May, Jr.	55	President and Chief Executive Officer of Entergy Louisiana	2013-Present
		Director of Entergy Louisiana	2013-Present
		Vice President, Regulatory Services of Entergy Services, Inc.	2002-2013

Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

Officers
A. Christopher Bakken, III		See information under the Entergy Corporation Officers Section in Part I.
Marcus V. Brown		See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault		See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Phillip R. May, Jr.		See information under the Entergy Louisiana Directors Section above.
Alyson M. Mount		See information under the Entergy Corporation Officers Section in Part I.
Andrea Coughlin Rowley		See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.
Directors
Haley R. Fisackerly	52	President and Chief Executive Officer of Entergy Mississippi	2008-Present
		Director of Entergy Mississippi	2008-Present

Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

Officers
Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Haley R. Fisackerly	See information under the Entergy Mississippi Directors Section above.
Paul D. Hinnenkamp	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Andrea Coughlin Rowley	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, LLC
Directors
Charles L. Rice, Jr.	53	President and Chief Executive Officer of Entergy New Orleans	2010-Present
		Director of Entergy New Orleans	2010-Present
		Director, Utility Strategy of Entergy Services, Inc.	2009-2010
		Partner, Barrasso, Usdin, Kupperman, Freeman & Sarver, LLC	2005-2009

Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

Officers
Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Charles L. Rice, Jr.	See information under the Entergy New Orleans Directors Section above.
Andrea Coughlin Rowley	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

ENTERGY TEXAS, INC.
Directors
Sallie T. Rainer	56	President and Chief Executive Officer of Entergy Texas	2012-Present
		Director of Entergy Texas	2012-Present
		Vice President, Federal Policy of Entergy Services, Inc.	2011-2012
		Director, Regulatory Affairs and Energy Settlements of Entergy Services, Inc.	2006-2011

Paul D. Hinnenkamp		See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh		See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West		See information under the Entergy Corporation Officers Section in Part I.

Officers
Marcus V. Brown	See information under the Entergy Corporation Officers Section in Part I.
Leo P. Denault	See information under the Entergy Corporation Officers Section in Part I.
Paul D. Hinnenkamp	See information under the Entergy Corporation Officers Section in Part I.
Andrew S. Marsh	See information under the Entergy Corporation Officers Section in Part I.
Alyson M. Mount	See information under the Entergy Corporation Officers Section in Part I.
Sallie T. Rainer	See information under the Entergy Texas Directors Section above.
Andrea Coughlin Rowley	See information under the Entergy Corporation Officers Section in Part I.
Donald W. Vinci	See information under the Entergy Corporation Officers Section in Part I.
Roderick K. West	See information under the Entergy Corporation Officers Section in Part I.

Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole common stockholder with the exception of the directors and officers of Entergy Louisiana, LLC and Entergy New Orleans, LLC, who are elected yearly to serve by the unanimous consent of the sole common membership owner, Entergy Utility Holding Company, LLC. Entergy Corporation’s directors are elected annually at the annual meeting of shareholders.  Entergy Corporation’s officers are elected at the annual organizational meeting of the Board of Directors.

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

Audit Committee of the Entergy Corporation Board

The following directors are members of the Audit Committee of Entergy Corporation’s Board of Directors:

Patrick J. Condon (Chairman)
Maureen S. Bateman
Philip L. Frederickson
Blanche L. Lincoln
Karen A. Puckett

All Audit Committee members are independent.  In addition to the general independence requirements, all Audit Committee members must meet the heightened independence standards imposed by the SEC and NYSE.  All Audit Committee members possess the level of financial literacy and accounting or related financial management expertise required by the NYSE rules.  The Board has determined that each of Patrick J. Condon and Philip L. Frederickson is an “audit committee financial expert” as such term is defined by the rules of the SEC.

Code of Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics for Members of the Board of Directors.  The code is available through Entergy’s website (www.entergy.com) or upon written request.  The Board has also adopted a Code of Business Conduct and Ethics for Employees that includes Special Provisions Relating to Principal Executive Officer and Senior Financial Officers.  The Code of Business Conduct and Ethics for Employees is to be read in conjunction with Entergy’s omnibus code of integrity under which Entergy operates called the Code of Entegrity as well as system policies.  All employees are expected to abide by the Codes.  Non-bargaining employees are required to acknowledge annually that they understand and abide by the Code of Entegrity.  The Code of Business Conduct and Ethics for Employees, including any amendments or any waivers thereto, and the Code of Entegrity are available through Entergy’s website (www.entergy.com) or upon written request.

Source of Nominations to the Board of Directors; Nominating Procedure

The Corporate Governance Committee will consider candidates identified by current directors, management, third-party search firms engaged by the Corporate Governance Committee and Entergy Corporation’s shareholders. Shareholders wishing to recommend a candidate to the Corporate Governance Committee should do so by submitting the recommendation in writing to Entergy Corporation’s Secretary at 639 Loyola Avenue, P.O. Box 61000, New Orleans, LA 70161, and it will be forwarded to the Corporate Governance Committee members for their consideration. Any recommendation should include:

•	the number of shares of Entergy Corporation stock held by the shareholder;

•	the name and address of the candidate;

•
a brief biographical description of the candidate, including his or her occupation for at least the last five years, and a statement of the qualifications of the candidate, taking into account the qualification requirements discussed in the Proxy Statement under “Corporate Governance at Entergy - Our Board Structure - Identifying Director Candidates”; and

•	the candidate’s signed consent to be named in the Proxy Statement and to serve as a director if elected.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 4, 2018, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

ENTERGY ARKANSAS, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, AND ENTERGY TEXAS

COMPENSATION DISCUSSION AND ANALYSIS

In this section, the compensation earned by the following Named Executive Officers in 2017 is discussed. Each officer’s title is provided as of December 31, 2017.

Name(1)	Title
A. Christopher Bakken, III	Executive Vice President and Chief Nuclear Officer
Marcus V. Brown	Executive Vice President and General Counsel
Leo P. Denault	Chairman of the Board and Chief Executive Officer
Haley R. Fisackerly	President and Chief Executive Officer, Entergy Mississippi
Andrew S. Marsh	Executive Vice President and Chief Financial Officer Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas
Phillip R. May, Jr.	President and Chief Executive Officer, Entergy Louisiana
Sallie T. Rainer	President and Chief Executive Officer, Entergy Texas
Charles L. Rice, Jr.	President and Chief Executive Officer, Entergy New Orleans
Richard C. Riley	President and Chief Executive Officer, Entergy Arkansas
Roderick K. West	Group President Utility Operations

(1)	Messrs. Bakken, Brown, Denault, Marsh, and West hold the positions referenced above as executive officers of Entergy Corporation and are members of Entergy Corporation’s Office of the Chief Executive. No additional compensation was paid in 2017 to any of these officers for their service as Named Executive Officers of the Utility operating companies.

CD&A Highlights
Executive Compensation Programs and Practices

Entergy Corporation regularly reviews its executive compensation programs to align them with commonly viewed best practices in the market and to reflect feedback from discussions with investors on executive compensation.

Sound Program Design

Entergy Corporation’s executive compensation programs are designed to:

•	Pay for performance

•	Attract, retain, and motivate key executive officers who drive Entergy Corporation’s success and industry leadership

•	Provide market compensation payout opportunities

•	Align with the interests of Entergy Corporation’s long-term shareholders

•	Reflect best practices in the market

 Executive Compensation Best Practices:

Changes Since 2017 Annual Meeting	*
To align with compensation best practices, and in response to investor feedback, beginning with the 2018-2020 performance period, added a cumulative utility earnings performance measure to the Long-Term Performance Incentive Program supplementing the relative total shareholder return measure historically used in this program

What Entergy Corporation Does	*	Double trigger for severance payments or equity acceleration in the event of a change in control
	*	Clawback policy that goes beyond Sarbanes-Oxley requirements
	*	Maximum payout capped at 200% of target under the Long-Term Performance Unit Program and under the Annual Incentive Plan for members of the Office of the Chief Executive
	*	Minimum vesting periods for equity-based awards
	*	Long-term compensation mix weighted more toward performance units than service-based equity awards
	*	All long-term performance units settled in shares of Entergy Corporation common stock
	*	Rigorous stock ownership requirements
	*	Executives required to hold substantially all equity compensation received by Entergy Corporation until stock ownership guidelines are met
	*	Annual Say on Pay vote
What Entergy Corporation Doesn’t Do	*	No 280G tax “gross up” payments in the event of a change in control
	*	No tax “gross up” payments on any executive perquisites, other than relocation benefits available to all eligible employees, and club dues for some of the Named Executive Officers.
	*	No option repricing or cash buy-outs for underwater options
	*	No agreements providing for severance payments to executive officers that exceed 2.99 times annual base salary and annual incentive awards without shareholder approval
	*	No hedging or pledging of Entergy Corporation common stock
	*	No unusual or excessive perquisites
	*	New officers are excluded from participation in the System Executive Retirement Plan
	*	No grants of supplemental service credit to newly-hired officers under any of Entergy Corporation’s non-qualified retirement plans

Entergy Corporation’s Pay for Performance Philosophy

Entergy Corporation’s executive compensation programs are based on a philosophy of pay for performance that is embodied in the design of its annual and long-term incentive plans. It believes the executive pay programs described in this section and in the accompanying tables have played a significant role in its ability to drive strong financial and operational results and to attract and retain a highly experienced and successful management team. The Annual Incentive Plan incentivizes and rewards the achievement of financial metrics that are deemed by the Personnel Committee to be consistent with the overall goals and strategic direction that the Entergy Corporation Board has approved for Entergy Corporation. The long-term incentive programs further align the interests of Entergy Corporation’s executives and its shareholders by directly tying the value of the equity awards granted to executives under these programs to Entergy Corporation’s stock price performance and total shareholder return. By incentivizing officers to achieve important financial and operational objectives and create long-term shareholder value, these programs play a key role in creating sustainable value for the benefit of all of Entergy Corporation’s stakeholders, including owners, customers, employees, and communities.

Incentive Programs and 2017 Incentive Pay Outcomes

Entergy Corporation believes that the 2017 incentive pay outcomes for the Named Executive Officers demonstrated the application of its pay for performance philosophy.
Annual Incentive Plan

Awards under the Executive Annual Incentive Plan, or Annual Incentive Plan, are tied to Entergy Corporation’s financial and operational performance through the Entergy Achievement Multiplier (EAM), which is the performance metric used to determine the maximum funding available for awards under the plan. The 2017 EAM was determined based in equal part on Entergy Corporation’s success in achieving its consolidated operational earnings per share and consolidated operational operating cash flow goals set at the beginning of the year. These goals were approved by the Personnel Committee based on Entergy Corporation’s financial plan and the Board’s overall goals for Entergy Corporation and were consistent with its published earnings guidance.

•
2017 Annual Incentive Plan Payout. For 2017, the Personnel Committee, based on a recommendation of the Finance Committee, determined that management exceeded its consolidated operational earnings per share goal of $5.05 per share by $2.17, but fell short of its consolidated operational operating cash flow goal of $3.000 billion by approximately $227 million. Based on the targets and ranges previously established by the Committee, these results resulted in a calculated EAM of 129%. This determined the maximum funding level for the plan and the maximum award, as a percentage of target, that could be received by any of the executive officers, subject to downward adjustment based on individual performance. After considering individual performance, including the role played by each of the Named Executive Officers, who are members of the Office of the Chief Executive, in advancing Entergy Corporation’s strategies and delivering the strong financial results in 2017, the Personnel Committee approved payouts of 129% of target for each of the Named Executive Officers, who are members of the Office of the Chief Executive.

After the EAM was established to determine overall funding for the Annual Incentive Plan, Entergy Corporation’s Chief Executive Officer allocated incentive award funding to individual business units based on business unit results.  Individual awards were determined for the Named Executive Officers who are not members of the Office of the Chief Executive by their immediate supervisor based on the individual officer’s key accountabilities, accomplishments, and performance. This resulted in payouts that ranged from 79% of target to 204% of target for the Named Executive Officers who are not members of Entergy Corporation’s Office of the Chief Executive.
Long-Term Incentives

Long term incentives consist of three components to incentivize long-term value creation - performance units, stock options, and restricted stock. Performance under the Long-Term Performance Unit Program is measured over a three-year period by assessing Entergy Corporation’s total shareholder return in relation to the total shareholder return of the companies included in the Philadelphia Utility Index. Payouts, if any, are based on Entergy Corporation’s total shareholder return performance in relation to its peers and are not subject to adjustment by the Personnel Committee. Beginning with the 2018-2020 performance period, Entergy Corporation will be using a cumulative utility earnings measure, as well as relative total shareholder return to assess performance under the Long-Term Performance Unit Program. Entergy Corporation also uses stock options, which reward increases in the market value of its common stock, and restricted stock, which is an effective retention mechanism.

•
Long-Term Performance Unit Program Payout. For the three-year performance period ending in 2017, Entergy Corporation’s total shareholder return was in the third quartile, resulting in a payout of 31% of target for its executive officers. Payouts were made in shares of Entergy Corporation common stock which are required to be held by executive officers until they satisfy the executive stock ownership guidelines.

What Entergy Corporation Pays and Why

How Entergy Corporation Sets Target Pay

To develop a competitive compensation program, the Personnel Committee annually reviews compensation data from two sources:

Use of Competitive Data

The Personnel Committee uses published and private compensation survey data to develop marketplace compensation levels for Entergy Corporation’s executive officers. The data compiled by the Committee’s independent compensation consultant, Pay Governance LLC, compare the current compensation opportunities provided to each of the executive officers against the compensation opportunities provided to executives holding similar positions at companies with corporate revenues similar to Entergy Corporation’s. The Committee reviews:

•	For non-industry specific positions, general industry data for total cash compensation (base salary and annual incentive) since the market for talent is broader than the utility sector.

•	For management positions that are industry-specific, such as Group President, Utility Operations, data from utility companies for total cash compensation.

•	For all positions, utility market data for long-term incentives.

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

The Committee uses this survey data to develop compensation opportunities that are designed to deliver total target compensation at approximately the 50th percentile of the surveyed companies in the aggregate. The survey data are the primary data used for purposes of assessing target compensation. As a result, Mr. Denault, Entergy Corporation’s Chief Executive Officer, is compensated at a higher level than the other Named Executive Officers, reflecting market practices that compensate chief executive officers at greater potential compensation levels with more pay “at risk” than other Named Executive Officers, due to the greater responsibilities and accountability required of a Chief Executive Officer. In most cases, the Committee considers its objectives to have been met if Entergy Corporation’s Chief Executive Officer and the 7 other executive officers who constitute what is referred to as the Office of the Chief Executive each has a target compensation opportunity that falls within the range of 85% - 115% of the 50th percentile of the survey data. Promoted officers or officers who are new to their roles may be transitioned into the targeted market range over time. Actual compensation received by an individual officer may be above or below the targeted range based on an individual officer’s skills, performance, experience, and responsibilities, Entergy Corporation performance, and internal pay equity.

Proxy Analysis

Although the survey data described above are the primary data used in benchmarking compensation, the Committee reviews data derived from the proxy statements of companies included in the Philadelphia Utility Index as an additional point of comparison. The Personnel Committee identified the Philadelphia Utility Index as the appropriate industry peer group because the companies included in this index, in the aggregate, are comparable to Entergy Corporation in terms of business and scale. The proxy data are used to compare the compensation levels of the Named Executive Officers with the compensation levels of the corresponding top five highest paid executive officers of the companies included in the Philadelphia Utility Index, as reported in their proxy statements. The Personnel Committee uses this analysis to evaluate the overall reasonableness of Entergy Corporation’s compensation programs. The following companies were included in the Philadelphia Utility Index at the time the proxy data from the 2016 filings were compiled:

•	AES Corporation	•	El Paso Electric
•	Ameren Corporation	•	Eversource Energy
•	American Electric Power Co. Inc.	•	Exelon Corporation
•	American Water Works	•	FirstEnergy Corporation
•	CenterPoint Energy Inc.	•	NextEra Energy
•	Consolidated Edison Inc.	•	PG&E Corporation
•	Dominion Resources Inc.	•	Public Service Enterprise Group, Inc.
•	DTE Energy Company	•	Southern Company
•	Duke Energy Corporation	•	Xcel Energy
•	Edison International

Executive Compensation Elements

The following table summarizes the elements of total direct compensation (TDC) granted or paid to the executive officers under Entergy Corporation’s 2017 executive compensation program. The program uses a mix of fixed and variable compensation elements and provides alignment with both short- and long-term business goals through annual and long-term incentives. The Personnel Committee establishes the performance measures and ranges of performance for the variable compensation elements. An individual’s award is based primarily on corporate performance, market-based compensation levels, and individual performance.

Element	Key Characteristics	Why This Element Is Paid	How This Amount Is Determined	2017 Decisions
Base Salary	Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	Provides a base level of competitive cash compensation for executive talent.	Experience, job scope, market data, individual performance, and internal pay equity.	All of the Named Executive Officers received increases in their base salaries ranging from 1.5% to 7.3%.
Annual Incentive Awards	Variable compensation component payable in cash based on performance against goals established annually.	Motivate and reward executives for performance on key financial and operational measures during the year.
Target opportunity is determined based on job scope, market data, and internal pay equity.

For 2017, awards were determined based on success in meeting consolidated operational earnings per share and consolidated operational operating cash flow targets, subject to downward adjustment at the Personnel Committee’s discretion for members of the Office of the Chief Executive.

Mr. Denault's target annual incentive award for 2017 was 135% of base salary, and target awards were in the range of 40% to 70% of base salary for the other Named Executive Officers.

Strong operational and financial performance and a review of individual performance resulted in an award at 129% of target for Entergy Corporation’s Chief Executive Officer, and awards that ranged from 79% to 204% of target for the other Named Executive Officers.

Long-Term Performance Unit Program
Each performance unit equals one share of Entergy Corporation’s common stock. Performance is measured at the end of a three-year performance period. Each unit also earns the equivalent of the dividends paid during the performance period. Performance units granted under the Long-Term Performance Unit Program along with accrued dividend equivalents are settled in shares of Entergy Corporation common stock.
Focuses executive officers on building long-term shareholder value and increases executive officers’ ownership of Entergy Corporation common stock.
Formulaic. payout based on Entergy Corporation’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index.

Beginning with the 2018-2020 performance period, payouts will be based on a cumulative utility earnings metric, as well as total shareholder return.

Performance unit grants for the 2017-2019 performance period represented approximately 39% of target TDC for Entergy Corporation’s Chief Executive Officer and approximately 21% to 31% of target for the other Named Executive Officers.

Unfavorable relative total shareholder return in 2015 and 2016, partially offset by strong relative total shareholder return in 2017, resulted in performance in the third quartile with a 6.7% TSR for the 2015-2017 performance period, yielding a payout of 31% of target for the Named Executive Officers.

Stock Options	Non-qualified stock options are granted at fair market value, have a ten-year term, and vest over 3 years - 33 1/3% on each anniversary of the grant date.
Reward executives for absolute value creation and coupled with restricted stock provide competitive compensation, retain executive talent, and increase the executive officers’ ownership in Entergy Corporation’s common stock.
			Job scope, market data, individual performance, and Entergy Corporation performance.	Stock options in 2017 represented approximately 13% of target TDC for Entergy Corporation’s Chief Executive Officer and approximately 7% to 10% for the other Named Executive Officers.

Restricted Stock Awards	Restricted stock awards vest over 3 years - 33 1/3% on each anniversary of the grant date, have voting rights, and accrue dividends during the vesting period.
Coupled with stock options, align interests of executives with long-term shareholder value, provide competitive compensation, retain executive talent, and increase the executive officers’ ownership of Entergy Corporation common stock.
		Job scope, market data, individual performance, and Entergy Corporation performance.	Restricted stock in 2017 represented approximately 13% of target TDC for Entergy Corporation’s Chief Executive Officer and approximately 7% - 10% for the other Named Executive Officers.

Fixed Compensation

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

In 2017, all of the Named Executive Officers received merit increases in their base salaries ranging from approximately 1.5% to 7.3%. The increases in base salary were based on the market data previously discussed in this CD&A under “What Entergy Corporation Pays and Why - How Entergy Corporation Sets Target Pay,” as well as an internal pay equity comparison.

The following table sets forth the 2016 and 2017 base salaries for the Named Executive Officers. Changes in base salaries for 2017 were effective in April 2017.

Named Executive Officer	2016 Base Salary	2017 Base Salary
A. Christopher Bakken, III	$605,000	$620,125
Marcus V. Brown	$605,000	$630,000
Leo P. Denault	$1,200,000	$1,230,000
Haley R. Fisackerly	$350,000	$355,300
Andrew S. Marsh	$559,408	$600,000
Phillip R. May, Jr.	$356,650	$366,150
Sallie T. Rainer	$319,475	$328,275
Charles L. Rice, Jr.	$280,424	$286,424
Richard C. Riley	$335,000	$344,200
Roderick K. West	$659,120	$675,598

Variable Compensation

Short-Term Incentive Compensation

Annual Incentive Plan

Entergy Corporation includes performance-based incentives in the Named Executive Officers’ compensation packages because it believes performance-based incentives encourage the Named Executive Officers to pursue objectives consistent with the overall goals and strategic direction that the Board has approved for Entergy Corporation. The EAM is the performance metric used to determine the maximum percentage of target annual plan opportunities that will be paid each year to each Named Executive Officer who are members of the Office of the Chief Executive under the Annual Incentive Plan. Once the EAM has been determined, individual awards for the Office of the Chief

Executive members may be adjusted downward, but not upward, from the EAM at the Personnel Committee’s discretion, based on individual performance and other factors deemed relevant by the Personnel Committee. For 2017, the target Annual Incentive Plan opportunities for each of the Named Executive Officers, expressed as a percentage of the officer’s base salary, were:

•	135% for Mr. Denault;

•	70% for Mr. Bakken, Mr. Brown, Mr. Marsh, and Mr. West;

•	60% for Mr. May; and

•	40% for Mr. Fisackerly, Ms. Rainer, Mr. Rice, and Mr. Riley.

The target opportunities established for these officers were comparable to the target opportunities historically set for these positions and levels of responsibility. Target opportunities for the Named Executive Officers who are members of the Office of the Chief Executive are established by the Personnel Committee, and these Named Executive Officers may earn a maximum payout ranging from 0% to 200% of their target opportunity, calculated as described in the table below.

Target award opportunities are set based on an executive officer’s position and executive management level within the Entergy organization. Executive management levels at Entergy Corporation range from Level 1 through Level 4. At December 31, 2017, Mr. Denault held a Level 1 position, Messrs. Bakken, Brown, Marsh, and West held positions in Level 2, Mr. May held a Level 3 position, and the remaining Named Executive Officers held positions in Level 4. Accordingly, their respective incentive award opportunities differ from one another based on their management level and the external market data developed by the Committee’s independent compensation consultant.

Each year the Personnel Committee reviews the performance measures used to determine the EAM pool. In December 2016, the Personnel Committee decided to retain consolidated operational earnings per share and consolidated operational operating cash flow, each measure weighted equally, as the performance measures for determining the EAM pool. The Committee considered a variety of other potential measures, but determined that consolidated operational earnings per share and consolidated operational operating cash flow continued to be the best metrics to use because, among other things, they are objective measures that Entergy Corporation’s investors consider to be important in evaluating its financial performance and because Entergy Corporation’s goals in that regard are broadly communicated both internally and externally. This provides both discipline and transparency that the Committee believes are important objectives of any well designed incentive compensation plan.

The Personnel Committee also engages in a rigorous process each year to establish the target achievement levels for each of the EAM performance measures with a goal of establishing target achievement levels that are consistent with Entergy Corporation’s strategy and business objectives for the upcoming year, as reflected in its financial plan, and sufficient to drive results that represent a high level of achievement, taking into consideration the applicable business environment and specific challenges facing it. These targets are approved based on a comprehensive review by the full Board of Entergy Corporation’s financial plan, conducted in December of the preceding year and updated in January to reflect the most current information concerning changes in commodity market conditions and other key drivers of anticipated changes in performance from the preceding year. The Committee also reviews the effects on plan results of various risks and opportunities that are recognized at the time the plan is set, to assure that targets that are determined based on the plan reflect an appropriate balance of risks and opportunities. The Committee further confirms that the earnings target it approves is aligned with the earnings guidance that will be communicated to the financial markets, thus ensuring that the internal earnings target set for purposes of Entergy Corporation’s incentive compensation plans is aligned with the external expectations set and communicated to Entergy Corporation’s shareholders.

In January 2017, after full Board review of management’s 2017 financial plan for Entergy Corporation and engaging in the process discussed above, the Committee determined the Annual Incentive Plan targets to be used for purposes of determining Annual Incentive Plan awards for 2017. In keeping with its past practice, the Committee also determined that for purposes of measuring performance against such targets, the Committee would exclude the effect on reported results of any major storms that may occur during the year. This exclusion was viewed by the Committee as appropriate because although Entergy Corporation includes estimates for storm costs in its financial plan, it does not include estimates for a major storm event, such as a hurricane. The Committee also approved exclusions from reported results, for purposes of calculating achievement levels, for the impact of certain longstanding unresolved litigation relating to the System Agreement among the Utility operating companies, and for the potential effects of changes in tax laws, given the possibility that significant unanticipated changes in tax laws might be enacted during the year that could impact reported results. The Committee believed that each of these adjustments was appropriate because of the significant uncertainty around each such item and management’s inability to influence any of the related outcomes.

In determining the targets to set for 2017, the Committee reviewed anticipated drivers for consolidated operational earnings per share and consolidated operational operating cash flow for 2017 as set forth in Entergy Corporation’s financial plan and as reflected in its published earnings guidance. Under the plan, consolidated operational earnings per share were expected to decline from 2016 results due primarily to the significant impact on 2016 operational results of certain tax benefits and, to a lesser extent, favorable weather, which were not anticipated to recur in 2017. Together, these factors accounted for $2.06 of consolidated operational earnings per share for 2016. Under the plan, consolidated operational operating cash flow was expected to increase slightly in 2017 from 2016 results.

In evaluating the proposed targets, the Committee considered the potential impact on consolidated operational earnings per share and consolidated operational operating cash flow of certain risks and opportunities, including differences in wholesale energy prices and capacity factors at Entergy Wholesale Commodities, utility sales, operations and maintenance costs, interest expense, and certain tax and regulatory risks. This evaluation indicated that there was significantly more downside risk than upside opportunity in the targets and, as a result, that there was a reasonable degree of challenge embedded in the targets.

After adjusting to eliminate the impact of weather and tax benefits, the 2017 plan targets required management to achieve (i) slight growth in utility operational earnings despite higher nuclear and pension costs and the absence of certain favorable items from 2016 and (ii) modest growth in Entergy Wholesale Commodities operational earnings, despite an expectation for further declines in wholesale energy and capacity revenues due in part to the sale of FitzPatrick in the first quarter of 2017. While the resulting earnings target represented a decline from 2016 operational results, the Committee recognized that in addition to the favorable weather and tax items that were not expected to recur in 2017, management would be challenged in 2017 by significantly higher nuclear costs as they executed on its nuclear strategic plan. Thus, the Committee concluded, based on a careful review of the overall plan, that the targets derived from the plan challenged management appropriately to deliver growth in Entergy Corporation’s core business while continuing to manage the significant risks at Entergy Wholesale Commodities and represented an appropriate balancing of Entergy Corporation’s business risks and opportunities for 2017.

The following table shows the resulting Annual Incentive Plan targets established by the Personnel Committee in January 2017, and 2017 results:
Annual Incentive Plan Targets and Results

	Performance Goals(1)
	Minimum	Target	Maximum	2017 Results
Consolidated Operational Earnings Per Share	$4.55	$5.05	$5.55	$7.22
Consolidated Operational Operating Cash Flow ($ billion)	$2.600	$3.000	$3.400	$2.773
EAM as % of Target	25%	100%	200%	129%

(1)
Payouts for performance between minimum and target achievement levels and between target and maximum levels are calculated using straight-line interpolation. There is no payout for performance below minimum.

In January 2018, the Finance and Personnel Committees jointly reviewed Entergy Corporation’s financial results against the performance objectives reflected in the table above. Management discussed with the Committees the consolidated operational earnings per share and consolidated operational operating cash flow results for 2017, including primary factors explaining how those results compared to the 2017 business plan and Annual Incentive Plan targets. Consolidated operational earnings per share exceeded the operational earnings per share goal of $5.05 per share set at the beginning of the year by $2.17, due in large part to a non-cash restructuring tax benefit, but management fell short of achieving its consolidated operational operating cash flow goal of $3.000 billion by approximately $227 million, leading to a calculated EAM of 129%. Operational results excluded the impact of certain special items that were excluded from as-reported (GAAP) earnings per share and operating cash flow to determine consolidated operational earnings per share and consolidated operational operating cash flow, including asset impairments and related write-offs at Entergy Wholesale Commodities related to Entergy Corporation’s 2016 decision to close two nuclear generating plants, and certain costs associated with nuclear plant closings, and charges recorded at the end of 2017 relating to the impact of recently enacted federal income tax law changes. Consistent with determinations made by the Personnel Committee when the targets were set, adjustments were made to the reported results to exclude the impact of Hurricane Harvey and the resolution of certain longstanding System Agreement litigation, but these adjustments had only a negligible impact on the calculated EAM.

     The Committee reviewed certain sensitivities as part of its review of the calculation of the EAM and noted that Entergy Corporation far exceeded its consolidated operational earnings per share goal in 2017, as noted, due in large part to a restructuring tax benefit, partially offset by unfavorable weather at the utility, and that unfavorable weather at the utility also accounted for approximately $128 million of the $227 million shortfall in consolidated operational operating cash flow. Had the EAM been calculated to exclude both the impact of the restructuring tax benefit and unfavorable weather, the calculated EAM would have been 140%. This indicated that the underlying performance of the core business, without regard to the impact of tax items and weather, was significantly stronger than implied by the calculated EAM. However, consistent with the plan design, the Personnel Committee did not make any adjustments for these factors to the consolidated operational earnings per share and consolidated operational operating cash flow results to determine the EAM for 2017. The Committee also noted that its utility, parent, and other adjusted earnings of $4.57 per share for 2017 were slightly above the high end of the guidance range Entergy Corporation had provided to investors at the beginning of the year for this extremely important measure of its core utility earnings.

In determining individual executive officer awards under the Annual Incentive Plan, for Entergy Corporation’s Chief Executive Officers and the Named Executive Officers, who are members of the Office of the Chief Executive, the Committee considered individual performance and, in particular, whether there were additional factors beyond those captured by the EAM measures that should be taken into account in determining whether to exercise negative discretion to reduce awards below the levels determined by the EAM. In determining the extent of negative discretion, if any, that it would exercise with respect to each executive officer, the Committee considered the executive’s key accountabilities and accomplishments, and individual performance executing on Entergy Corporation’s strategies in 2017. Based on these considerations, the Committee decided to award a payout equal to the EAM, or 129% of target, for Entergy Corporation’s Chief Executive Officer and the other Named Executive Officers who are members of the Office of the Chief Executive.

After the EAM was established to determine overall funding for the Annual Incentive Plan, Entergy Corporation’s Chief Executive Officer allocated incentive award funding to individual business units based on business unit results.  Individual awards were determined for the remaining Named Executive Officers who are not members of the Office of the Chief Executive by their immediate supervisor based on the individual officer’s key accountabilities, accomplishments, and performance.  This resulted in payouts that ranged from 79% of target to 204% of target for the Named Executive Officers who are not members of the Office of the Chief Executive.

Based on the foregoing evaluation of management performance, the Personnel Committee approved the following Annual Incentive Plan payouts to each Named Executive Officer for 2017:

Named Executive Officer	Base Salary	Target as Percentage of Base Salary	Payout as Percentage of Target	2017 Annual Incentive Award
A. Christopher Bakken, III	$620,125	70%	129%	$559,973
Marcus V. Brown	$630,000	70%	129%	$568,890
Leo P. Denault	$1,230,000	135%	129%	$2,142,045
Haley R. Fisackerly	$355,300	40%	119%	$169,123
Andrew S. Marsh	$600,000	70%	129%	$541,800
Phillip R. May, Jr.	$366,150	60%	137%	$300,000
Sallie T. Rainer	$328,275	40%	119%	$156,259
Charles L. Rice, Jr.	$286,424	40%	79%	$91,000
Richard C. Riley	$344,200	40%	204%	$280,661
Roderick K. West	$675,598	70%	129%	$610,065

 Nuclear Retention Plan

Mr. Bakken participates in the Nuclear Retention Plan, a retention plan for officers and other leaders with expertise in the nuclear industry. The Personnel Committee authorized this plan to attract and retain key management and employee talent in the nuclear power field, a field that requires unique technical and other expertise that is in great demand in the utility industry. The plan provides for bonuses to be paid annually over a three-year employment period with the bonus opportunity dependent on the participant’s management level and continued employment. Each annual payment is equal to an amount ranging from 15% to 30% of the employee’s base salary as of their date of enrollment in the plan. Mr. Bakken’s participation in the plan commenced in May 2016 and in accordance with the terms and conditions of the plan, in May 2017, 2018, and 2019, subject to his continued employment, Mr. Bakken will receive a cash bonus equal to 30% of his base salary as of May 1, 2016. This plan does not allow for accelerated or prorated payout upon termination of any kind. The three-year coverage period and percentage of base salary payable under the plan are consistent with the terms of participation of other senior nuclear officers who participate in this plan. In May 2017, Mr. Bakken received a cash bonus of $181,500 which equaled 30% of his May 1, 2016, base salary of $605,000.

Long-Term Incentive Compensation

Entergy Corporation’s goal for its long-term incentive compensation is to focus the executive officers on building shareholder value and to increase the executive officers’ ownership of Entergy Corporation’s common stock in order to more closely align their interest with those of Entergy Corporation’s shareholders. In its long-term incentive compensation programs, Entergy Corporation uses a mix of performance units, restricted stock, and stock options. Performance units are used to deliver more than a majority of the total target long-term incentive awards. For periods through the end of 2017, performance units reward the Named Executive Officers on the basis of total shareholder return, which is a measure of stock price appreciation and dividend payments, in relation to the companies in the Philadelphia Utility Index. Beginning with the 2018-2020 performance period, a cumulative utility earnings metric has been added to the Long-Term Performance Unit Program to supplement the relative total shareholder return measure that historically has been used in this program with each measure equally weighted. Restricted stock ties the executive officers’ long-term financial interest to the long-term financial interests of Entergy Corporation’s shareholders. Stock options provide a direct incentive to increase the value of Entergy Corporation’s common stock. In general, Entergy Corporation seeks to allocate the total value of long-term incentive compensation 60% to performance units and 40% to a combination of stock options and restricted stock, equally divided in value, based on the value the compensation model seeks to deliver. Awards for individual Named Executive Officers may vary from this target as a result of individual performance, promotions, and internal pay equity.

The performance units for the 2015-2017 performance period were awarded under the 2011 Equity Ownership Plan and Long-Term Cash Incentive Plan (the “2011 Equity Ownership Plan”) and the performance units for the

2016-2018 and 2017-2019 performance periods and all of the shares of restricted stock and stock options granted to the Named Executive Officers in 2017 were granted pursuant to the 2015 Equity Ownership Plan (the “2015 Equity Ownership Plan,” and together with the 2011 Equity Ownership Plan (the “Equity Ownership Plans”). The Equity Ownership Plans require both a change in control and an involuntary job loss or substantial diminution of duties (a “double trigger”) for the acceleration of these awards upon a change in control.

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

The performance units granted under the Long-Term Performance Unit Program and accrued dividends on any shares earned during the performance period are settled in shares of Entergy Corporation common stock rather than cash. No shares are issued, including shares attributable to accrued dividends, unless performance goals are achieved. All shares paid out under the Long-Term Performance Unit Program are required to be retained by the officers until applicable executive stock ownership requirements are met.

The Long-Term Performance Unit Program specifies a minimum, target, and maximum achievement level, the achievement of which will determine the number of performance units that may be earned by each participant. Entergy Corporation measures performance by assessing Entergy Corporation’s total shareholder return relative to the total shareholder return of the companies in the Philadelphia Utility Index, which Entergy Corporation refers to as it peer companies. The Personnel Committee identified the Philadelphia Utility Index as the appropriate industry peer group for this purpose because the companies included in this index, in the aggregate, are comparable to Entergy Corporation in terms of business and scale. The Personnel Committee chose relative total shareholder return as a measure of performance because it reflects Entergy Corporation’s creation of shareholder value relative to other electric utilities over the performance period. It also takes into account dividends paid by the companies in this index and normalizes certain events that affect the industry as a whole. Minimum, target, and maximum performance levels are determined by reference to the ranking of Entergy Corporation’s total shareholder return against the total shareholder return of the companies in the Philadelphia Utility Index.

Performance Unit Program Grants. At any given time, a participant in the Long-Term Performance Unit Program may be participating in up to three performance periods. During 2017, eligible participants were participating in the 2015-2017, 2016-2018, and 2017-2019 performance periods. Subject to achievement of the applicable performance levels as described below, the Personnel Committee established the following target performance unit payout opportunities for each of the 2015-2017, 2016-2018, and 2017-2019 performance periods.

Named Executive Officer	2015-2017 Target	2016-2018 Target	2017-2019 Target
A. Christopher Bakken, III (1)	3,639	7,289	8,300
Marcus V. Brown	6,550	8,200	8,300
Leo P. Denault	33,100	41,700	48,700
Haley R. Fisackerly	1,450	1,800	1,850
Andrew S. Marsh	6,550	8,200	8,300
Phillip R. May, Jr.	2,050	2,700	3,150
Sallie T. Rainer	1,450	1,800	1,850
Charles L. Rice, Jr.	1,450	1,800	1,850
Richard C. Riley	1,450	1,800	1,850
Roderick K. West	6,550	8,200	8,300

(1)	As a new hire in 2016, Mr. Bakken received pro-rated target award opportunities for the 2015-2017 and 2016-2018 performance periods.

The range of potential payouts for the 2015-2017, 2016-2018, and 2017-2019 performance periods under the program is shown below.

Performance Level	Zero	Minimum	Target	Maximum
Total Shareholder Return	Fourth Quartile	Bottom of Third Quartile	Median percentile	Top Quartile
Payout	No Payout	Minimum Payout of 25% of target	100% of target	200% of Target

For all performance periods, there is no payout for performance that falls within the lowest quartile of performance of the peer companies, and for top quartile performance a maximum payout of 200% of target is earned. Payouts between minimum and target and between target and maximum are calculated by interpolating between the performance of the company at the top of the fourth quartile of performance of the peer companies and the median or between the median and the performance of the company at the bottom position of the top quartile of performance of the peer companies, respectively.

Payout for the 2015-2017 Performance Period. In January 2018, the Committee reviewed Entergy Corporation’s total shareholder return for the 2015-2017 performance period in order to determine the payout to participants. The Committee compared Entergy Corporation’s total shareholder return against the total shareholder return of the companies that comprise the Philadelphia Utility Index, with the performance measures and range of potential payouts for the 2015-2017 performance period similar to that discussed above. As recommended by the Finance Committee, the Personnel Committee concluded that Entergy Corporation’s relative total shareholder return for the 2015-2017 performance period fell in the bottom of the third quartile, yielding a payout of 31% of target for the Named Executive Officers.

Named Executive Officer	2015-2017 Target	Number of Shares Issued	Value of Shares Actually Issued(1)	Grant Date Fair Value
A. Christopher Bakken, III(2)	3,639	1,212	$95,154	$360,334
Marcus V. Brown	6,550	2,287	$179,552	$648,581
Leo P. Denault	33,100	11,554	$907,105	$3,277,562
Haley R. Fisackerly	1,450	506	$39,726	$143,579
Andrew S. Marsh	6,550	2,287	$179,552	$648,581
Phillip R. May, Jr.	2,050	716	$56,213	$202,991
Sallie T. Rainer	1,450	506	$39,726	$143,579
Charles L. Rice, Jr.	1,450	506	$39,726	$143,579
Richard C. Riley	1,450	506	$39,726	$143,579
Roderick K. West	6,550	2,287	$179,552	$648,581

(1)	Value determined based on the closing price of Entergy Corporation’s common stock on January 17, 2018 ($78.51), the date the Personnel Committee certified the 2015-2017 performance period results.

(2)	As a new hire in 2016, Mr. Bakken received pro-rated target award opportunities for the 2015-2017 performance period.

Stock Options and Restricted Stock

Entergy Corporation grants stock options and restricted stock as a long-term incentive to its executive officers. As previously discussed, the Personnel Committee considers several factors in determining the number of stock options and shares of restricted stock it will grant to the Named Executive Officers, including Entergy Corporation and individual performance, internal pay equity, prevailing market practice, targeted long-term value created by the use of stock options and restricted stock, and the potential dilutive effect of stock option and restricted stock grants. Of these factors, the Committee’s assessment of individual performance of each Named Executive Officer is the most important factor in determining the number of shares of restricted stock and stock options awarded, except with respect to the Chief Executive Officer for whom comparative market data is the most important factor. The Committee, in consultation with Entergy Corporation’s Chief Executive Officer, reviews each of the other Named Executive Officer’s performance, role and responsibilities, strengths, and developmental opportunities. Stock option and restricted stock awards for Entergy Corporation’s Chief Executive Officer are determined solely by the Personnel Committee on the basis of the same considerations.

The following table sets forth the number of stock options and shares of restricted stock granted to each Named Executive Officer in 2017. The exercise price for each option was $70.53, which was the closing price of Entergy Corporation’s common stock on the date of grant.

Named Executive Officer	Stock Options	Shares of Restricted Stock
A. Christopher Bakken, III	37,600	5,200
Marcus V. Brown	44,000	6,100
Leo P. Denault	179,400	17,000
Haley R. Fisackerly	7,600	850
Andrew S. Marsh	44,000	6,100
Phillip R. May, Jr.	10,500	1,100
Sallie T. Rainer	7,800	900
Charles L. Rice, Jr.	3,900	550
Richard C. Riley	8,000	1,000
Roderick K. West	29,200	3,200

Benefits and Perquisites

Entergy Corporation’s Named Executive Officers are eligible to participate in or receive the following benefits:

Plan Type	Description
Retirement Plans
Entergy Corporation-sponsored:

Entergy Retirement Plan - a tax-qualified final average pay defined benefit pension plan that covers a broad group of employees hired before July 1, 2014.
Cash Balance Plan - a tax-qualified cash balance defined benefit pension plan that covers a broad group of employees hired on or after July 1, 2014.
Pension Equalization Plan - a non-qualified pension restoration plan for a select group of management or highly compensated employees who participate in the Entergy Retirement Plan.
Cash Balance Equalization Plan - a non-qualified restoration plan for a select group of management or highly compensated employees who participate in the Cash Balance Plan.
System Executive Retirement Plan - a non-qualified supplemental retirement plan for individuals who became executive officers before July 1, 2014.

See the 2017 Pension Benefits Table for additional information regarding the operation of the plans described above.

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

2017 Perquisites
Corporate aircraft usage, annual physical exams, relocation assistance, and event tickets. The Office of the Chief Executive members do not receive tax gross ups on any benefits, except for relocation assistance.

Named Executive Officers who are not members of the Office of the Chief Executive also were provided in 2017 with club dues and tax gross up payments on some perquisites.

For additional information regarding perquisites, see the “All Other Compensation” column in the 2017 Summary Compensation Table.

Deferred Compensation	The Named Executive Officers are eligible to defer up to 100% of their base salary and Annual Incentive Plan awards into an Entergy Corporation-sponsored Executive Deferred Compensation Plan.
Executive Disability Plan
Eligible individuals who become disabled under the terms of the plan are eligible for 65% of the difference between their annual base salary and $276,923 (i.e. the annual base salary that produces the maximum $15,000 monthly disability payment under the general long-term disability plan).

Entergy Corporation provides these benefits to its Named Executive Officers as part of providing a competitive executive compensation program and because it believes that these benefits are important retention and recruitment tools since many of the companies with which it competes for executive talent provide similar arrangements to their senior executive officers.

Compensation Arrangements

The Personnel Committee believes that retention and transitional compensation arrangements are an important part of overall compensation. The Committee believes that these arrangements help to secure the continued employment and dedication of the Named Executive Officers, notwithstanding any concern that they might have at the time of a change in control regarding their own continued employment. In addition, the Committee believes that these arrangements are important as recruitment and retention devices, as many of the companies with which Entergy Corporation competes for executive talent have similar arrangements in place for their senior employees.

To achieve these objectives, Entergy Corporation has established a System Executive Continuity Plan under which each of the Named Executive Officers is entitled to receive “change in control” payments and benefits if such officer’s employment is involuntarily terminated in connection with a change in control of Entergy Corporation and its subsidiaries. Severance payments under the System Executive Continuity Plan generally are based on a multiple of the sum of an executive officer’s annual base salary plus his or her average Annual Incentive Plan award for the two calendar years immediately preceding the calendar year in which the termination of employment occurs. Under Entergy Corporation’s policy, under no circumstances can this multiple exceed 2.99 times the sum of the executive officer’s annual base salary and his or her annual incentive, calculated in accordance with this policy. Entergy Corporation strives to ensure that the benefits and payment levels under the System Executive Continuity Plan are consistent with market practices. Entergy Corporation’s executive officers, including the Named Executive Officers, will not receive any tax gross up payments on any severance benefits received under this plan. For more information regarding the System Executive Continuity Plan, see “2017 Potential Payments Upon Termination or Change in Control-System Executive Continuity Plan.”

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

Entergy Corporation currently has a retention agreement with Mr. Denault. In general, Mr. Denault’s retention agreement provides for certain payments and benefits in the event of his termination of employment by his Entergy employer other than for cause, by Mr. Denault for good reason or on account of his death or disability. See “2017 Potential Payments Upon Termination or Change in Control - Mr. Denault’s 2006 Retention Agreement.” Because Mr. Denault has reached age 55, certain severance payment provisions in his retention agreement no longer apply. Mr. Denault will not receive tax gross up payments on any payments or benefits he may receive under his agreement. Mr. Denault’s retention agreement was entered into in 2006 when he was Entergy Corporation’s Chief Financial Officer and was designed to reflect the competition for chief financial officer talent in the marketplace at that time and the Committee’s assessment of the critical role this position played in executing Entergy Corporation’s long-term financial and other strategic objectives. Based on the market data provided by its former independent compensation consultant, the Committee, at the time the agreement was entered into, believed the benefits and payment levels under Mr. Denault’s retention agreement were consistent with market practices.

Compensation Policies and Practices

Entergy Corporation strives to ensure that its compensation philosophy and practices are in line with the best practices of companies in its industry as well as other companies in the S&P 500. Some of these practices include the following:

Clawback Provisions

Entergy Corporation has adopted a clawback policy that covers all individuals subject to Section 16 of the Securities Exchange Act of 1934 (the Exchange Act), including the members of the Office of the Chief Executive. Under the policy, which goes beyond the requirements of Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), the Committee will require reimbursement of incentives paid to these executive officers where:

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

The amount the Committee requires to be reimbursed is equal to the excess of the gross incentive payment made over the gross payment that would have been made if the original payment had been determined based on the restated financial results or correct calculation. Further, following a material restatement of Entergy Corporation’s financial statements, it will seek to recover any compensation received by its Chief Executive Officer and Chief Financial Officer that is required to be reimbursed under Sarbanes-Oxley.

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

Entergy Corporation’s ownership guidelines are as follows:

Role	Value of Common Stock to be Owned
Chief Executive Officer	6 times base salary
Executive Vice Presidents	3 times base salary
Senior Vice Presidents	2 times base salary
Vice Presidents	1 time base salary

Further, to ensure compliance with the guidelines, until an executive officer satisfies the stock ownership guidelines, the officer must retain:

•	all net after-tax shares paid out under the Long-Term Performance Unit Program;

•	all net after-tax shares of restricted stock and restricted stock units received upon vesting; and

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

Trading Controls and Anti-Pledging and Anti-Hedging Policies

Executive officers, including the Named Executive Officers, are required to receive the permission of Entergy Corporation’s General Counsel prior to entering into any transaction involving Entergy Corporation securities, including gifts, other than the exercise of employee stock options. Trading is generally permitted only during specified open trading windows beginning immediately following the release of earnings. Employees, who are subject to trading restrictions, including the Named Executive Officers, may enter into trading plans under Rule 10b5-1 of the Exchange Act, but these trading plans may be entered into only during an open trading window and must be approved by Entergy Corporation. The Named Executive Officer bears full responsibility if he or she violates the policy by permitting shares to be bought or sold without pre-approval or when trading is restricted.

Entergy Corporation also prohibits its directors and executive officers, including the Named Executive Officers, from pledging any Entergy Corporation securities or entering into margin accounts involving Entergy Corporation securities. These transactions are prohibited because of the potential that sales of Entergy Corporation securities could occur outside trading periods and without the required approval of the General Counsel.

Entergy Corporation has also adopted an anti-hedging policy that prohibits officers, directors, and employees from entering into hedging or monetization transactions involving Entergy Corporation common stock. Prohibited transactions include, without limitation, zero-cost collars, forward sale contracts, purchase or sale of options, puts, calls, straddles or equity swaps or other derivatives that are directly linked to Entergy Corporation’s common stock or transactions involving “short-sales” of Entergy Corporation’s common stock. The Board adopted this policy to require officers, directors, and employees to continue to own Entergy Corporation’s common stock with the full risks and rewards of ownership, thereby ensuring continued alignment of their objectives with those of Entergy Corporation’s other shareholders.

How Entergy Corporation Makes Compensation Decisions

Role of the Personnel Committee

The Personnel Committee has overall responsibility for approving the compensation program for the Named Executive Officers and makes all final compensation decisions regarding Entergy Corporation’s Named Executive Officers. The Committee works with Entergy Corporation’s executive management to ensure that the compensation policies and practices are consistent with its values and support the successful recruitment, development, and retention of executive talent so that Entergy Corporation can achieve its business objectives and optimize its long-term financial returns. Annually, management presents the Personnel Committee with the proposed compensation model for the following year, including the compensation elements, mix of elements, and measures for each element, and consults with Entergy Corporation’s Chief Executive Officer on recommended compensation for senior executives. The Committee evaluates executive pay each year to ensure that Entergy Corporation’s compensation policies and practices are consistent with its philosophy. The Personnel Committee is responsible for, among its other duties, the following actions related to the Named Executive Officers:

•	developing and implementing compensation policies and programs for hiring, evaluating, and setting compensation for executive officers, including any employment agreement with an executive officer;

•	evaluating the performance of Entergy Corporation’s Chairman and Chief Executive Officer; and

•	reporting, at least annually, to the Board on succession planning, including succession planning for the Chief Executive Officer.

Role of the Chief Executive Officer

The Personnel Committee solicits recommendations from Entergy Corporation’s Chief Executive Officer with respect to compensation decisions for the other Named Executive Officers who are members of Entergy Corporation’s Office of the Chief Executive. Entergy Corporation’s Chief Executive Officer provides the Personnel Committee with an assessment of the performance of each of these Named Executive Officers and recommends compensation levels to be awarded to each of them. In addition, the Committee may request that the Chief Executive

Officer provide management feedback and recommendations on changes in the design of compensation programs, such as special retention plans or changes in incentive program structure. However, the Chief Executive Officer does not play any role with respect to any matter affecting his own compensation, nor does he have any role determining or recommending the amount or form of director compensation. The Personnel Committee also relies on the recommendations of Entergy Corporation’s Senior Vice President, Human Resources with respect to compensation decisions, policies, and practices.

The Chief Executive Officer may attend meetings of the Personnel Committee only at the invitation of the chair of the Personnel Committee and cannot call a meeting of the Committee. Since he is not a member of the Committee, he has no vote on matters submitted to the Committee. During 2017, Mr. Denault attended 9 meetings of the Personnel Committee.

Role of the Compensation Consultant

Entergy Corporation’s Personnel Committee has the sole authority for the appointment, compensation, and oversight of its outside compensation consultant. The Committee conducts an annual review of the compensation consultant, and in 2017, it retained Pay Governance LLC as its independent compensation consultant to assist it in, among other things, evaluating different compensation programs and developing market data to assess Entergy Corporation’s compensation programs. Also in 2017, the Corporate Governance Committee retained Pay Governance to review and perform a competitive analysis of non-employee director compensation.

During 2017, Pay Governance assisted the Committee with its responsibilities related to Entergy Corporation’s compensation programs for its executives. The Committee directed Pay Governance to: (i) regularly attend meetings of the Committee; (ii) conduct studies of competitive compensation practices; (iii) identify Entergy Corporation’s market surveys and proxy peer group; (iv) review base salary, annual incentives, and long-term incentive compensation opportunities relative to competitive practices; and (v) develop conclusions and recommendations related to the executive compensation programs for consideration by the Committee. A senior consultant from Pay Governance attended all Personnel Committee meetings to which he was invited in 2017.

Compensation Consultant Independence

To maintain the independence of the Personnel Committee’s compensation consultant, the Board has adopted a policy that any consultant (including its affiliates) retained by the Board of Directors or any Committee of the Board of Directors to provide advice or recommendations on the amount or form of executive or director compensation should not be retained by Entergy Corporation or any of its affiliates to provide other services in an aggregate amount that exceeds $120,000 in any year. In 2017, the Personnel Committee’s independent compensation consultant, Pay Governance, did not provide any services to Entergy Corporation other than its services to the Personnel Committee and the Corporate Governance Committee in connection with Entergy Corporation’s non-employee director compensation program. Annually, the Committee reviews the relationship with its compensation consultant, including services provided, quality of those services, and fees associated with services in its evaluation of the executive compensation consultant’s independence. The Committee also assesses Pay Governance’s independence under NYSE rules and has concluded that no conflict of interests exists that would prevent Pay Governance from independently advising the Personnel Committee.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (the Code) limits the tax deductibility by a publicly-held corporation of compensation in excess of $1 million paid to the Chief Executive Officer and any of its other Section 162(m) covered employees. Historically, an exception was provided for compensation that was “performance-based compensation” within the meaning of Section 162(m).  Effective as of January 1, 2018, this exception no longer applies, other than with respect to certain grandfathered arrangements. In structuring the compensation packages that are provided to the Named Executive Officers, the Personnel Committee takes into account the tax effects of Section 162(m) and considers the financial accounting consequences. However, the Personnel Committee and the Board believe that it is in the best interest of Entergy Corporation that the Personnel Committee retains the discretion to make compensation awards, whether or not deductible. This flexibility is necessary to foster achievement of performance goals established by the Personnel Committee, as well as other corporate goals that the Committee deems important to Entergy Corporation’s success, such as encouraging employee retention and rewarding achievement of key corporate goals.

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

EXECUTIVE COMPENSATION TABLES

2017 Summary Compensation Tables

The following table summarizes the total compensation paid or earned by each of the Named Executive Officers for the fiscal year ended December 31, 2017, and to the extent required by SEC executive compensation disclosure rules, the fiscal years ended December 31, 2016 and 2015.  For information on the principal positions held by each of the Named Executive Officers, see Item 10, “Directors and Executive Officers of the Registrants.”

The compensation set forth in the table represents the aggregate compensation paid by all Entergy System companies.  For additional information regarding the material terms of the awards reported in the following tables, including a general description of the formula or criteria to be applied in determining the amounts payable, see “Compensation Discussion and Analysis.”

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen-sation (6)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (7)	All Other Compens-ation (8)	Total
A. Christopher Bakken, III	2017	$615,791	$181,500	$959,376	$245,904	$559,973	$33,000	$114,494	$2,710,038
Chief Nuclear Officer of Entergy Corp.	2016	$426,990	$650,000	$3,292,700	$—	$529,375	$27,900	$140,601	$5,067,566

Marcus V. Brown	2017	$622,788	$—	$1,022,853	$287,760	$568,890	$1,217,200	$43,269	$3,762,760
General Counsel of Entergy Corp.	2016	$563,208	$—	$1,144,648	$333,000	$550,550	$934,600	$34,381	$3,560,387

Leo P. Denault	2017	$1,221,346	$—	$4,676,190	$1,173,276	$2,142,045	$3,819,500	$125,863	$13,158,220
Chairman of the	2016	$1,191,462	$—	$4,632,276	$1,235,800	$2,154,600	$4,166,800	$97,786	$13,478,724
Board and CEO -	2015	$1,153,385	$—	$4,356,362	$1,004,080	$1,681,875	$4,802,400	$88,795	$13,086,897
Entergy Corp.

Haley R. Fisackerly	2017	$354,451	$—	$192,041	$49,704	$169,123	$406,300	$35,724	$1,207,343
CEO - Entergy	2016	$320,067	$—	$229,752	$49,580	$168,000	$268,600	$34,243	$1,070,242
Mississippi	2015	$320,131	$—	$219,994	$51,345	$190,000	$102,300	$43,987	$927,757

Andrew S. Marsh	2017	$588,291	$—	$1,022,853	$287,760	$541,800	$801,900	$51,647	$3,294,251
Executive Vice	2016	$553,284	$—	$1,144,648	$333,000	$509,061	$593,700	$47,484	$3,181,177
President and CFO -	2015	$532,245	$—	$2,600,401	$273,840	$508,308	$670,200	$39,131	$4,624,125
Entergy Corp.,
Entergy Arkansas,
Entergy Louisiana,
Entergy Mississippi,
Entergy New
Orleans, Entergy
Texas

Phillip R. May, Jr.	2017	$363,410	$—	$302,493	$68,670	$300,000	$503,400	$26,981	$1,564,954
CEO - Entergy	2016	$353,690	$—	$326,988	$71,040	$224,690	$600,000	$26,018	$1,602,426
Louisiana	2015	$344,035	$—	$279,406	$57,050	$315,000	$288,100	$25,970	$1,309,561

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position (1)	Year	Salary (2)	Bonus (3)	Stock Awards (4)	Option Awards (5)	Non-Equity Incentive Plan Compen-sation (6)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings (7)	All Other Compens-ation (8)	Total
Sallie T. Rainer	2017	$325,737	$—	$195,567	$51,012	$156,259	$435,900	$35,785	$1,200,260
CEO - Entergy	2016	$316,003	$—	$229,752	$49,580	$153,348	$346,300	$53,797	$1,148,780
Texas	2015	$304,783	$—	$211,004	$43,358	$190,000	$189,100	$41,565	$979,810

Charles L. Rice, Jr.	2017	$284,681	$—	$170,882	$25,506	$91,000	$221,200	$30,842	$824,111
CEO - Entergy New	2016	$276,998	$—	$229,752	$49,580	$67,302	$177,600	$33,807	$835,039
Orleans	2015	$266,752	$—	$211,004	$51,345	$173,000	$104,500	$33,416	$840,017

Richard C. Riley	2017	$341,723	$—	$202,620	$52,320	$280,661	$437,700	$38,695	$1,353,719
CEO - Entergy	2016	$325,020	$—	$226,224	$34,780	$167,500	$277,900	$102,112	$1,133,536
Arkansas

Roderick K. West	2017	$670,876	$—	$818,316	$190,968	$610,065	$867,200	$52,220	$3,209,645
Group President	2016	$654,514	$—	$1,116,424	$303,400	$461,384	$601,000	$73,706	$3,210,428
Utility Operations of	2015	$638,876	$—	$1,071,111	$262,430	$607,677	$543,900	$71,790	$3,195,784
Entergy Corp.

(1)
Mr. Bakken was named Executive Vice President and Chief Nuclear Officer in April 2016. Mr. Brown was not a Named Executive Officer in 2015. Mr. Riley was named Chief Executive Officer, Entergy Arkansas in May 2016.

(2)
The amounts in column (c) represent the actual base salary paid to the Named Executive Officers.  The 2017 changes in base salaries noted in the Compensation Discussion and Analysis were effective in April 2017.

(3)
The amount in column (d) in 2017 for Mr. Bakken represents the cash bonus paid to him pursuant to the Nuclear Retention Plan. See “Nuclear Retention Plan” in Compensation Discussion and Analysis. The amount in column (d) in 2016 represents a cash sign-on bonus paid to Mr. Bakken in connection with his commencement of employment with Entergy Corporation.

(4)
The amounts in column (e) represent the aggregate grant date fair value of restricted stock, performance units, and restricted stock units granted under the Equity Ownership Plans, each calculated in accordance with FASB ASC Topic 718, without taking into account estimated forfeitures.  The grant date fair value of the restricted stock and restricted stock units is based on the closing price of Entergy Corporation common stock on the date of grant.  The grant date fair value of performance units is based on the probable outcome of the applicable performance conditions, measured using a Monte Carlo simulation valuation model.  The simulation model applies a risk-free interest rate and an expected volatility assumption.  The risk-free interest rate is assumed to equal the yield on a three-year treasury bond on the grant date.  Volatility is based on historical volatility for the 36-month period preceding the grant date.  If the highest achievement level is attained, the maximum amounts that will be received with respect to the performance units granted in 2017 are as follows:  Mr. Bakken, $1,170,798; Mr. Brown, $1,170,798; Mr. Denault, $6,869,622; Mr. Fisackerly, $260,961; Mr. Marsh, $1,170,798; Mr. May, $444,339; Ms. Rainer, $260,961; Mr. Rice, $260,961; Mr. Riley, $260,961; and Mr. West, $1,170,798. The amount in 2016 for Mr. Bakken includes restricted stock units granted to him in connection with his commencement of employment as Chief Nuclear Officer.

(5)
The amounts in column (f) represent the aggregate grant date fair value of stock options granted under the Equity Ownership Plans calculated in accordance with FASB ASC Topic 718.  For a discussion of the relevant assumptions used in valuing these awards, see Note 12 to the financial statements.

(6)	The amounts in column (g) represent cash payments made under the Annual Incentive Plan.

(7)
For all Named Executive Officers, the amounts in column (h) include the annual actuarial increase in the present value of these Named Executive Officers’ benefits under all pension plans established by Entergy Corporation using interest rate and mortality rate assumptions consistent with those used in Entergy Corporation’s financial statements and include amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested (see “2017 Pension Benefits”).  None of the increases for any of the Named Executive Officers is attributable to above-market or preferential earnings on non-qualified deferred compensation (see “2017 Non-qualified Deferred Compensation”).

(8)
The amounts in column (i) for 2017 include (a) matching contributions by Entergy Corporation under the Savings Plan to each of the Named Executive Officers; (b) dividends paid on restricted stock when vested; (c) life insurance premiums; (d) tax gross up payments on club dues and relocation expenses; and (e) perquisites and other compensation.  The amounts are listed in the following table:

Named Executive Officer	Company Contribution – Savings Plan	Dividends Paid on Restricted Stock	Life Insurance Premium	Tax Gross Up Payments	Perquisites and Other Compensation	Total
A. Christopher Bakken, III	$16,200	$—	$11,887	$1,299	$85,108	$114,494
Marcus V. Brown	$—	$35,517	$7,482	$—	$270	$43,269
Leo P. Denault	$11,340	$93,206	$7,482	$—	$13,835	$125,863
Haley R. Fisackerly	$11,340	$7,907	$2,306	$4,082	$10,089	$35,724
Andrew S. Marsh	$11,139	$35,517	$4,991	$—	$—	$51,647
Phillip R. May, Jr.	$11,340	$9,673	$5,279	$—	$689	$26,981
Sallie T. Rainer	$11,340	$7,696	$6,477	$2,952	$7,320	$35,785
Charles L. Rice, Jr.	$11,340	$6,849	$4,874	$2,637	$5,142	$30,842
Richard C. Riley	$11,340	$8,756	$5,040	$4,832	$8,727	$38,695
Roderick K. West	$11,340	$38,270	$2,610	$—	$—	$52,220

Perquisites and Other Compensation

The amounts set forth in column (i) include perquisites and other personal benefits that Entergy Corporation provides to its Named Executive Officers as part of providing a competitive executive compensation program and for employee retention. The following perquisites were provided to the Named Executive Officers in 2017.

Named Executive Officer	Relocation	Personal Use of Corporate Aircraft	Club Dues	Executive Physical Exams	Event Tickets
A. Christopher Bakken, III	X	X		X
Marcus V. Brown				X	X
Leo P. Denault		X		X
Haley R. Fisackerly			X	X
Andrew S. Marsh				X
Phillip R. May, Jr.					X
Sallie T. Rainer			X
Charles L. Rice, Jr.			X
Richard C. Riley			X
Roderick K. West				X

For security and business reasons, Entergy Corporation permits its Chief Executive Officer to use its corporate aircraft for personal use at the expense of Entergy Corporation.  The other Named Executive Officers may use the corporate aircraft for personal travel subject to the approval of Entergy Corporation’s Chief Executive Officer.  The Personnel

Committee reviews the level of usage throughout the year. Entergy Corporation believes that its officers’ ability to use its plane for limited personal use saves time and provides additional security for them, thereby benefiting Entergy Corporation. The amounts included in column (i) for the personal use of corporate aircraft, reflect the incremental cost to Entergy Corporation for use of the corporate aircraft, determined on the basis of the variable operational costs of each flight, including fuel, maintenance, flight crew travel expense, catering, communications, and fees, including flight planning, ground handling, and landing permits. In addition, Entergy Corporation offers its executives comprehensive annual physical exams at Entergy Corporation’s expense. Tickets to cultural and sporting events are purchased for business purposes, and if not utilized for business purposes, the tickets are made available to the employees, including the Named Executive Officers, for personal use.

Entergy Corporation also provides relocation benefits to a broad base of employees which include assistance with moving expenses, purchase and sale of homes, and transportation of household goods. In connection with his employment, and in accordance with its relocation policies and pursuant to certain additional relocation benefits including the purchase of his home, Entergy Corporation paid $77,897 in relocation expenses for Mr. Bakken in 2017. The relocation assistance amounts reported above represent the amounts paid to Entergy Corporation’s relocation service provider or Mr. Bakken, as applicable.

None of the other perquisites referenced above exceeded $25,000 for any of the other Named Executive Officers.

2017 Grants of Plan-Based Awards

The following table summarizes award grants during 2017 to the Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
A. Christopher	1/26/17	$-	$434,088	$868,175
Bakken, III	1/26/17				2,075	8,300	16,600				$592,620
	1/26/17							5,200			$366,756
	1/26/17								37,600	$70.53	$245,904

Marcus V.	1/26/17	$-	$441,000	$882,000
Brown	1/26/17				2,075	8,300	16,600				$592,620
	1/26/17							6,100			$430,233
	1/26/17								44,000	$70.53	$287,760

Leo P.	1/26/17	$-	$1,660,500	$3,321,000
Denault	1/26/17				12,175	48,700	97,400				$3,477,180
	1/26/17							17,000			$1,199,010
	1/26/17								179,400	$70.53	$1,173,276

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date	Thresh-old	Target	Maximum	Thresh-old	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Under-lying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#) (4)	($/Sh)	($) (5)
Haley R.	1/26/17	$-	$142,120	$284,240
Fisackerly	1/26/17				463	1,850	3,700				$132,090
	1/26/17							850			$59,951
	1/26/17								7,600	$70.53	$49,704

Andrew S.	1/26/17	$-	$420,000	$840,000
Marsh	1/26/17				2,075	8,300	16,600				$592,620
	1/26/17							6,100			$430,233
	1/26/17								44,000	$70.53	$287,760

Phillip R.	1/26/17	$-	$219,690	$439,380
May, Jr.	1/26/17				788	3,150	6,300				$224,910
	1/26/17							1,100			$77,583
	1/26/17								10,500	$70.53	$68,670

Sallie T.	1/26/17	$-	$131,310	$262,620
Rainer	1/26/17				463	1,850	3,700				$132,090
	1/26/17							900			$63,477
	1/26/17								7,800	$70.53	$51,012

Charles L.	1/26/17	$-	$114,570	$229,140
Rice, Jr.	1/26/17				463	1,850	3,700				$132,090
	1/26/17							550			$38,792
	1/26/17								3,900	$70.53	$25,506

Richard C.	1/26/17	$-	$137,680	$275,360
Riley	1/26/17				463	1,850	3,700				$132,090
	1/26/17							1,000			$70,530
	1/26/17								8,000	$70.53	$52,320

Roderick K.	1/26/17	$-	$472,919	$945,837
West	1/26/17				2,075	8,300	16,600				$592,620
	1/26/17							3,200			$225,696
	1/26/17								29,200	$70.53	$190,968

(1)
The amounts in columns (c), (d), and (e) represent minimum, target, and maximum payment levels under the Annual Incentive Plan.  The actual amounts awarded are reported in column (g) of the Summary Compensation Table.

(2)
The amounts in columns (f), (g), and (h) represent the minimum, target, and maximum payment levels under the Long-Term Performance Unit Program.  Performance under the program is measured by Entergy Corporation’s total shareholder return relative to the total shareholder returns of the companies included in the Philadelphia Utility Index.  There is no payout under the program if Entergy Corporation’s total shareholder return falls within the lowest quartile of the peer companies in the Philadelphia Utility Index.  Subject to the achievement of performance targets, each unit will be converted into one share of Entergy Corporation’s common stock on the last day of the performance period (December 31, 2019.)  Accrued dividends on the shares earned will also be paid in Entergy Corporation common stock.

(3)
The amounts in column (i) represent shares of restricted stock granted under the 2015 Equity Ownership Plan.  Shares of restricted stock vest one-third on each of the first through third anniversaries of the grant date, have voting rights, and accrue dividends during the vesting period.

(4)
The amounts in column (j) represent options to purchase shares of Entergy Corporation’s common stock.  The options vest one-third on each of the first through third anniversaries of the grant date and have a ten-year term from the date of grant. The options were granted under the 2015 Equity Ownership Plan.

(5)
The amounts in column (l) are valued based on the aggregate grant date fair value of the award calculated in accordance with FASB ASC Topic 718 and, in the case of the performance units, are based on the probable outcome of the applicable performance conditions.  See Notes 4 and 5 to the 2017 Summary Compensation Table for a discussion of the relevant assumptions used in calculating the grant date fair value.

2017 Outstanding Equity Awards at Fiscal Year-End

The following table summarizes, for each Named Executive Officer, unexercised options, restricted stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2017.

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
A. Christopher Bakken, III	—	37,600(1)		$70.53	1/26/2027
								8,300(4)	$675,537
								7,289(5)	$593,252
						5,200(6)	$423,228
						30,000(9)	$2,441,700

Marcus V. Brown	—	44,000(1)		$70.53	1/26/2027
	15,000	30,000(2)		$70.56	1/28/2026
	16,000	8,000(3)		$89.90	1/29/2025
	30,500	—		$63.17	1/30/2024
	16,000	—		$64.60	1/31/2023
	4,600	—		$71.30	1/26/2022

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
	2,800	—		$72.79	1/27/2021
	7,500	—		$77.10	1/28/2020
	4,300	—		$108.20	1/24/2018
								8,300(4)	$675,537
								8,200(5)	$667,398
						6,100(6)	$496,479
						4,267(7)	$347,291
						1,667(8)	$135,677

Leo P. Denault	—	179,400(1)		$70.53	1/26/2027
	55,666	111,334(2)		$70.56	1/28/2026
	58,666	29,334(3)		$89.90	1/29/2025
	106,000	—		$63.17	1/30/2024
	50,000	—		$64.60	1/31/2023
	30,000	—		$71.30	1/26/2022
	25,000	—		$72.79	1/27/2021
	50,000	—		$77.10	1/28/2020
	45,000	—		$77.53	1/29/2019
	50,000	—		$108.20	1/24/2018
								48,700(4)	$3,963,693
								41,700(5)	$3,393,963
						17,000(6)	$1,383,630
						10,467(7)	$851,909
						4,000(8)	$325,560

Haley R. Fisackerly	—	7,600(1)		$70.53	1/26/2027
	2,233	4,467(2)		$70.56	1/28/2026
	3,000	1,500(3)		$89.90	1/29/2025
	1,534	—		$71.30	1/26/2022
	2,900	—		$72.79	1/27/2021
	6,000	—		$77.10	1/28/2020
	5,000	—		$108.20	1/24/2018
								1,850(4)	$150,572
								1,800(5)	$146,502

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
						850(6)	$69,182
						734(7)	$59,740
						284(8)	$23,115

Andrew S. Marsh	—	44,000(1)		$70.53	1/26/2027
	15,000	30,000(2)		$70.56	1/28/2026
	16,000	8,000(3)		$89.90	1/29/2025
	35,000	—		$63.17	1/30/2024
	32,000	—		$64.60	1/31/2023
	10,000	—		$71.30	1/26/2022
	4,000	—		$72.79	1/27/2021
	9,100	—		$77.10	1/28/2020
	8,000	—		$77.53	1/29/2019
	10,000	—		$108.20	1/24/2018
								8,300(4)	$675,537
								8,200(5)	$667,398
						6,100(6)	$496,479
						4,267(7)	$347,291
						1,667(8)	$135,677
						21,100(10)	$1,717,329

Phillip R. May, Jr.	—	10,500(1)		$70.53	1/26/2027
	3,200	6,400(2)		$70.56	1/28/2026
	3,333	1,667(3)		$89.90	1/29/2025
	8,000	—		$63.17	1/30/2024
	6,000	—		$64.60	1/31/2023
	4,600	—		$71.30	1/26/2022
	2,900	—		$72.79	1/27/2021
	6,000	—		$77.10	1/28/2020
	4,700	—		$77.53	1/29/2019
	6,500	—		$108.20	1/24/2018
								3,150(4)	$256,379
								2,700(5)	$219,753
						1,100(6)	$89,529
						934(7)	$76,018
						284(8)	$23,115

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Sallie T. Rainer	—	7,800(1)		$70.53	1/26/2027
	2,233	4,467(2)		$70.56	1/28/2026
	2,533	1,267(3)		$89.90	1/29/2025
	2,000	—		$63.17	1/30/2024
	2,000	—		$64.60	1/31/2023
	2,300	—		$108.20	1/24/2018
								1,850(4)	$150,572
								1,800(5)	$146,502
						900(6)	$73,251
						734(7)	$59,740
						250(8)	$20,348

Charles L. Rice, Jr.	—	3,900(1)		$70.53	1/26/2027
	2,233	4,467(2)		$70.56	1/28/2026
	3,000	1,500(3)		$89.90	1/29/2025
								1,850(4)	$150,572
								1,800(5)	$146,502
						550(6)	$44,765
						734(7)	$59,740
						250(8)	$20,348

Richard C. Riley	—	8,000(1)		$70.53	1/26/2027
	1,566	3,134(2)		$70.56	1/28/2026
	3,000	1,500(3)		$89.90	1/29/2025
	5,334	—		$63.17	1/30/2024
	1,334	—		$64.60	1/31/2023
	4,000	—		$108.20	1/24/2018
								1,850(4)	$150,572
								1,800(5)	$146,502
						1,000(6)	$81,390
						700(7)	$56,973
						367(8)	$29,870

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Roderick K. West	—	29,200(1)		$70.53	1/26/2027
	13,666	27,334(2)		$70.56	1/28/2026
	15,333	7,667(3)		$89.90	1/29/2025
	12,000	—		$63.17	1/30/2024
	30,000	—		$71.30	1/26/2022
	7,000	—		$77.10	1/28/2020
	5,000	—		$77.53	1/29/2019
	8,000	—		$108.20	1/24/2018
								8,300(4)	$675,537
								8,200(5)	$667,398
						3,200(6)	$260,448
						4,000(7)	$325,560
						1,567(8)	$127,538
						21,000(11)	$1,709,190

(1)	Consists of options that vested or will vest as follows: 1/3 of the remaining unexercisable options vest on each of January 26, 2018, January 26, 2019, and January 26, 2020.

(2)	Consists of options that vested or will vest as follows: 1/2 of the remaining unexercisable options vest on each of January 28, 2018 and January 28, 2019.

(3)	The remaining unexercisable options vested on January 29, 2018.

(4)
Consists of performance units that will vest on December 31, 2019 based on Entergy Corporation’s total shareholder return performance over the 2017-2019 performance period, as described under “What Entergy Corporation Pays and Why- Executive Compensation Elements - Variable - Long-Term Incentive Compensation - Performance Unit Program” in Compensation Discussion and Analysis.

(5)	Consists of performance units that will vest on December 31, 2018 based on Entergy Corporation’s total shareholder return performance over the 2016-2018 performance period.

(6)	Consists of shares of restricted stock that vested or will vest as follows: 1/3 of the shares of restricted stock granted vest on each of January 26, 2018, January 26, 2019, and January 26, 2020.

(7)	Consists of shares of restricted stock that vested or will vest as follows: 1/2 of the shares of restricted stock granted vest on each of January 28, 2018 and January 28, 2019.

(8)	Consists of shares of restricted stock that vested on January 29, 2018.

(9)	Consists of restricted stock units granted under the 2015 Equity Ownership Plan which will vest one third on April 6, 2019, April 6, 2022, and April 6, 2025.

(10)	Consists of restricted stock units granted under the 2015 Equity Ownership Plan which will vest on August 3, 2020.

(11)	Consists of restricted stock units granted under the 2011 Equity Ownership Plan which will vest on May 1, 2018.

2017 Option Exercises and Stock Vested

The following table provides information concerning each exercise of stock options and each vesting of stock during 2017 for the Named Executive Officers.

	Options Awards		Stock Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
	(#)	($)	(#)	($)
A. Christopher Bakken, III	—	$—	1,212	$95,154

Marcus V. Brown	5,000	$35,850	8,224	$598,764

Leo P. Denault	—	$—	26,741	$1,979,459

Haley R. Fisackerly	10,734	$134,837	1,734	$126,435

Andrew S. Marsh	—	$—	8,224	$598,764

Phillip R. May, Jr.	—	$—	2,202	$161,139

Sallie T. Rainer	11,300	$169,289	1,698	$123,893

Charles L. Rice, Jr.	9,234	$147,762	1,603	$117,185

Richard C. Riley	4,500	$67,559	1,847	$134,414

Roderick K. West	—	$—	8,396	$610,908

(1)
Represents the value of performance units for the 2015-2017 performance period (payable solely in shares based on the closing stock price of Entergy Corporation on the date of vesting) under the Performance Unit Program and the vesting of shares of restricted stock in 2017.

2017 Pension Benefits

The following table shows the present value as of December 31, 2017, of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each Named Executive Officer, under the retirement plans sponsored by Entergy Corporation, determined using interest rate and mortality rate assumptions set forth in Note 11 to the financial statements.  Additional information regarding these retirement plans follows this table.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2017
A. Christopher Bakken, III	Cash Balance Equalization Plan	1.74	$30,600	$—
	Cash Balance Plan	1.74	$30,300	$—

Marcus V. Brown(1)	System Executive Retirement Plan	22.74	$4,793,900	$—
	Entergy Retirement Plan	22.74	$907,400	$—

Leo P. Denault (1)(2)	System Executive Retirement Plan	33.83	$22,072,300	$—
	Entergy Retirement Plan	18.83	$802,000	$—

Haley R. Fisackerly	System Executive Retirement Plan	22.08	$1,370,100	$—
	Entergy Retirement Plan	22.08	$789,100	$—

Andrew S. Marsh	System Executive Retirement Plan	19.37	$3,493,700	$—
	Entergy Retirement Plan	19.37	$548,400	$—

Phillip R. May, Jr. (1)	System Executive Retirement Plan	31.56	$2,398,400	$—
	Entergy Retirement Plan	31.56	$1,227,800	$—

Sallie T. Rainer (1)(3)	System Executive Retirement Plan	33.38	$1,356,000	$—
	Entergy Retirement Plan	33.00	$1,415,200	$—

Charles L. Rice, Jr.	System Executive Retirement Plan	8.47	$609,100	$—
	Entergy Retirement Plan	8.47	$307,800	$—

Richard C. Riley (1)(4)	System Executive Retirement Plan	28.01	$1,688,200	$—
	Entergy Retirement Plan	22.55	$866,000	$—

Roderick K. West	System Executive Retirement Plan	18.75	$4,636,200	$—
	Entergy Retirement Plan	18.75	$594,100	$—

(1)	As of December 31, 2017, Mr. Brown, Mr. Denault, Mr. May, Ms. Rainer, and Mr. Riley were retirement eligible.

(2)
In 2006, Mr. Denault entered into a retention agreement granting him an additional 15 years of service and permission to retire under the non-qualified System Executive Retirement Plan in the event his employment is terminated by his Entergy employer other than for cause (as defined in the retention agreement), by Mr. Denault for good reason (as defined in the retention agreement), or on account of his death or disability. His retention agreement also provides that if he terminates employment for any other reason, he shall be entitled to the additional 15 years of service under the non-qualified System Executive Retirement Plan only if his Entergy employer grants him permission to retire. The additional 15 years of service increases the present value of his benefit by $3,967,700.

(3)
Service under the non-qualified System Executive Retirement Plan is granted from the date of hire. Qualified plan benefit service is granted from the later of the date of hire or the plan participation date.

(4)
Mr. Riley separated from Entergy Corporation and was subsequently rehired in June 1995. The Entergy Retirement Plan does not include any credit service prior to his rehire date, however, the System Executive Retirement Plan reflects a net credited service date of December 28, 1989.

The tables below contain summaries of the pension benefit plans sponsored by Entergy Corporation that the Named Executive Officers participated in during 2017. Benefits for the Named Executive Officers who participate in these plans are determined using the same formulas as for other eligible employees.

Qualified Retirement Benefits

	Entergy Retirement Plan		Cash Balance Plan
Eligible Named Executive Officers	Marcus V. Brown Haley R. Fisackerly Leo P. Denault Andrew S. Marsh Phillip R. May, Jr.	Sallie T. Rainer Charles L. Rice, Jr. Richard C. Riley Roderick K. West	A. Christopher Bakken, III
Eligibility	Non-bargaining employees hired on or before July 1, 2014		Non-bargaining employees hired on or after July 1, 2014
Vesting	A participant becomes vested in the Entergy Retirement Plan upon attainment of at least 5 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.		A participant becomes vested in the Cash Balance Plan upon attainment of at least 3 years of vesting service or upon attainment of age 65 while actively employed by an Entergy system company.
Form of Payment Upon Retirement
Benefits are payable as an annuity. For employees who separate from service on or after January 1, 2018, a single lump sum distribution may be elected by the participant if eligibility criteria are met.
Benefits are payable as an annuity or single lump sum distribution.
Retirement Benefit Formula
Benefits are calculated as a single life annuity payable at age 65 and generally are equal to 1.5% of a participant’s Final Average Monthly Earnings (FAME) multiplied by years of service (not to exceed 40).

“Earnings” for the purpose of calculating FAME generally includes the employee’s base salary and eligible annual incentive awards subject to Internal Revenue Code limitations, and excludes all other bonuses. Executive Annual Incentive Awards are not eligible for inclusion in Earnings under this plan.

FAME is calculated using the employee’s average monthly Earnings for the 60 consecutive months in which the employee’s earnings were highest during the 120 month period immediately preceding the employee’s retirement and includes up to 5 eligible annual incentive awards paid during the 60 month period.

The normal retirement benefit at age 65 is determined by converting the sum of an employee’s annual pay credits and his or her annual interest credits, into an actuarially equivalent annuity.

Pay credits ranging from 4-8% of an employee’s eligible Earnings are allocated annually to a notional account for the employee based on an employee’s age and years of service. Earnings for purposes of calculating an employee’s pay credit include the employee’s base salary and annual incentive awards subject to Code limitations and exclude all other bonuses. Executive Annual Incentive Awards are eligible for inclusion in Earnings under this plan.

Interest credits are calculated based upon the annual rate of interest on 30-year U.S. Treasury securities, as specified by the Internal Revenue Service, for the month of August preceding the first day of the applicable calendar year subject to a minimum rate of 2.6% and a maximum rate of 9%.

Benefit Timing
Normal retirement age under the plan is 65.

A reduced vested benefit may be commenced as early as age 55. The amount of this benefit is determined by reducing the normal retirement benefit by 7% per year for the first 5 years commencement precedes age 65, and 6% per year for each additional year commencement precedes age 65.

A subsidized early retirement benefit may be commenced by employees who are at least age 55 with 10 years of service at the time they separate from service. The amount of this benefit is determined by reducing the normal retirement benefit by 2% per year for each year that early retirement precedes age 65.

Normal retirement age under the plan is 65.

A vested cash balance benefit can be commenced as early as the first day of the month following separation from service. The amount of the benefit is determined in the same manner as the normal retirement benefit described above in the “Retirement Benefit Formula” section.

Non-qualified Retirement Benefits
The Named Executive Officers are eligible to participate in certain non-qualified retirement benefit plans that provide retirement income, including the Pension Equalization Plan, the Cash Balance Equalization Plan, and the System Executive Retirement Plan. Each of these plans is an unfunded non-qualified defined benefit pension plan that provides benefits to key management employees. In these plans, as described below, an executive is typically enrolled in one or more non-qualified plans, but is only paid the amount due under the plan that provides the highest benefit. In general, upon disability, participants in the Pension Equalization Plan and the System Executive Retirement Plan remain eligible for continued service credits until the earlier of recovery, separation from service due to disability, or retirement eligibility. Generally, spouses of participants who die before commencement of benefits may be eligible for a portion of the participant’s accrued benefit.

	Pension Equalization Plan		Cash Balance Equalization Plan	System Executive Retirement Plan
Eligible Named Executive Officers	Marcus V. Brown Haley R. Fisackerly Leo P. Denault Andrew S. Marsh Phillip R. May, Jr.	Sallie T. Rainer Charles L. Rice, Jr. Richard C. Riley Roderick K. West	A. Christopher Bakken, III	Marcus V. Brown Haley R. Fisackerly Leo P. Denault Andrew S. Marsh Phillip R. May, Jr.	Sallie T. Rainer Charles L. Rice, Jr. Richard C. Riley Roderick K. West
Eligibility	Management or highly compensated employees who participate in the Entergy Retirement Plan		Management or highly compensated employees who participate in the Cash Balance Plan	Certain individuals who became executive officers before July 1, 2014
Form of Payment Upon Retirement	Single lump sum distribution		Single lump sum distribution	Single lump sum distribution
Retirement Benefit Formula
Benefits generally are equal to the actuarial present value of the difference between (1) the amount that would have been payable as an annuity under the Entergy Retirement Plan, including Executive Annual Incentive Awards as eligible earnings and without applying Internal Revenue Code limitations on pension benefits and earnings that may be considered in calculating tax-qualified pension benefits, and (2) the amount actually payable as an annuity under the Entergy Retirement Plan.

Benefits generally are equal to the difference between the amount that would have been payable as a lump sum under the Cash Balance Plan, but for Internal Revenue Code limitations on pension benefits and earnings that may be considered in calculating tax-qualified cash balance plan benefits, and the amount actually

Benefits generally are equal to the actuarial present value of a specified percentage, based on the participant’s years of service (including supplemental service granted under the plan) and management level of the participant’s “Final Average Monthly Compensation” (which is generally 1/36th of the sum of the participant’s base salary and Annual Incentive Plan award for the 3 highest years during the last 10 years preceding separation from service), after first being reduced by the

	Pension Equalization Plan	Cash Balance Equalization Plan	System Executive Retirement Plan
	Executive Annual Incentive Awards are taken into account as eligible earnings under this plan.	payable as a lump sum under the Cash Balance Plan.	value of the participant’s Entergy Retirement Plan benefit.
Benefit timing
Payable at age 65

Benefits payable prior to age 65 are subject to the same reduced terminated vested or early retirement reduction factors as benefits payable under the Entergy Retirement Plan as described above.

An employee with supplemental credited service who terminates employment prior to age 65 must receive prior written consent of the Entergy employer in order to receive the portion of their benefit attributable to their supplemental credited service agreement.

Benefits payable upon separation from service subject to the 6 month delay required under Code Section 409A.
Payable upon separation from service subject to 6 month delay required under Code Section 409A.
Payable at age 65

Prior to age 65, vesting is conditioned on the prior written consent of the officer’s Entergy employer.

Benefits payable prior to age 65 are subject to the same reduced terminated vested or subsidized early retirement reduction factors as benefits payable under the Entergy Retirement Plan as described above.

Benefits payable upon separation from service subject to the 6 month delay required under Code Section 409A.

Additional Information

(1)
Effective July 1, 2014, (a) no new grants of supplemental service may be provided to participants in the Pension Equalization Plan; (b) supplemental credited service granted prior to July 1, 2014 was grandfathered; and (c) participants in Entergy Corporation’s Cash Balance Plan are not eligible to participate in the Pension Equalization Plan and instead may be eligible to participate in the Cash Balance Equalization Plan.

(2)
Benefits already accrued under the System Executive Retirement Plan, Pension Equalization Plan, and Cash Balance Equalization Plan, if any, will become fully vested if a participant is involuntarily terminated without cause or terminates his or her employment for good reason in connection with a change in control with payment generally made in a lump-sum payment as soon as reasonably practicable following the first day of the month after the termination of employment, unless delayed 6 months under Code Section 409A.

(3)	The System Executive Retirement Plan was closed to new executive officers effective July 1, 2014.

2017 Non-qualified Deferred Compensation

As of December 31, 2017, Mr. May had a deferred account balance under a frozen Defined Contribution Restoration Plan.  The amount is deemed invested, as chosen by the participant, in certain T. Rowe Price investment funds that are also available to the participant under the Savings Plan.  Mr. May has elected to receive the deferred account balance after he retires. The Defined Contribution Restoration Plan, until it was frozen in 2005, credited eligible employees’ deferral accounts with employer contributions to the extent contributions under the qualified savings plan in which the employee participated were subject to limitations imposed by the Code.

Defined Contribution Restoration Plan

Name	Executive Contributions in 2017	Registrant Contributions in 2017	Aggregate Earnings in 2017(1)	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2017
(a)	(b)	(c)	(d)	(e)	(f)

Phillip R. May, Jr.	$—	$—	$362	$—	$2,113

(1)	Amounts in this column are not included in the Summary Compensation Table.

2017 Potential Payments Upon Termination or Change in Control

Entergy Corporation has plans and other arrangements that provide compensation to a Named Executive Officer if his or her employment terminates under specified conditions, including following a change in control of Entergy Corporation or its subsidiaries. The tables below reflect the amount of compensation each of the Named Executive Officers would have received if his or her employment with an Entergy employer had been terminated under various scenarios as of December 31, 2017. For purposes of these tables, a stock price of $81.39 was used, which was the closing market price on December 29, 2017, the last trading day of the year.

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
A. Christopher Bakken, III(1)
Severance Payment(5)	—	—	—	—	—	—	$2,511,506
Performance Units(7)	—	—	—	—	$620,680	$620,680	$1,530,132
Stock Options(8)	—	—	—	—	$408,336	$408,336	$408,336
Restricted Stock(9)	—	—	—	—	$442,029	$442,029	$442,029
Welfare Benefits(10)	—	—	—	—	—	—	$20,358
Unvested Restricted Stock Units(12)	—	—	$813,900	—	$813,900	$813,900	$2,441,700

Marcus V. Brown(2)
Severance Payment(5)	—	—	—	—	—	—	$3,213,000
Performance Units(7)	—	—	—	$670,165	$670,165	$670,165	$1,530,132
Stock Options(8)	—	—	—	$802,740	$802,740	$802,740	$802,740
Restricted Stock(9)	—	—	—	—	$1,041,711	$1,041,711	$1,054,082
Welfare Benefits(11)	—	—	—	—	—	—	—

Leo P. Denault(3)
Severance Payment(5)	—	—	—	—	—	—	$10,119,954
Performance Units(6)(7)	—	—	$3,174,210	$3,583,846	$3,583,846	$3,583,846	$6,511,200
Stock Options(8)	—	—	$3,154,024	$3,154,024	$3,154,024	$3,154,024	$3,154,024
Restricted Stock(9)	—	—	$2,750,413	—	$2,750,413	$2,750,413	$2,750,413
Welfare Benefits(11)	—	—	—	—	—	—	—

Haley R. Fisackerly(4)
Severance Payment(5)	—	—	—	—	—	—	$497,420
Performance Units(7)	—	—	—	—	$147,886	$147,886	$358,116
Stock Options(8)	—	—	—	—	$130,910	$130,910	$130,910
Restricted Stock(9)	—	—	—	—	$161,966	$161,966	$164,163
Welfare Benefits(10)	—	—	—	—	—	—	$18,252

Andrew S. Marsh(4)
Severance Payment(5)	—	—	—	—	—	—	$3,060,000
Performance Units(7)	—	—	—	—	$670,165	$670,165	$1,530,132
Stock Options(8)	—	—	—	—	$802,740	$802,740	$802,740
Restricted Stock(9)	—	—	—	—	$1,041,711	$1,041,711	$1,054,082
Welfare Benefits(10)	—	—	—	—	—	—	$27,378
Unvested Restricted Stock Units(13)	—	—	—	—	$1,717,329	$1,717,329	$1,717,329

Benefits and Payments Upon Termination	Voluntary Resignation	For Cause	Termination for Good Reason or Not for Cause	Retirement	Disability	Death	Termination Related to a Change in Control
Phillip R. May, Jr.(2)
Severance Payment(5)	—	—	—	—	—	—	$1,171,680
Performance Units(7)	—	—	—	$231,962	$231,962	$231,962	$504,618
Stock Options(8)	—	—	—	$183,342	$183,342	$183,342	$183,342
Restricted Stock(9)	—	—	—	—	$201,034	$201,034	$203,231
Welfare Benefits(11)	—	—	—	—	—	—	—

Sallie T. Rainer(2)
Severance Payment(5)	—	—	—	—	—	—	$459,585
Performance Units(7)	—	—	—	$147,886	$147,886	$147,886	$358,116
Stock Options(8)	—	—	—	$133,082	$133,082	$133,082	$133,082
Restricted Stock(9)	—	—	—	—	$163,269	$163,269	$165,222
Welfare Benefits(11)	—	—	—	—	—	—	—

Charles R. Rice, Jr(4)
Severance Payment(5)	—	—	—	—	—	—	$400,993
Performance Units(7)	—	—	—	—	$147,886	$147,886	$358,116
Stock Options(8)	—	—	—	—	$90,728	$90,728	$90,728
Restricted Stock(9)	—	—	—	—	$133,480	$133,480	$135,433
Welfare Benefits(10)	—	—	—	—	—	—	$18,252

Richard C. Riley(2)
Severance Payment(5)	—	—	—	—	—	—	$481,880
Performance Units(7)	—	—	—	$147,886	$147,886	$147,886	$358,116
Stock Options(8)	—	—	—	$120,814	$120,814	$120,814	$120,814
Restricted Stock(9)	—	—	—	—	$178,896	$178,896	$181,663
Welfare Benefits(11)	—	—	—	—	—	—	—

Roderick K. West(4)
Severance Payment(5)	—	—	—	—	—	—	$3,434,065
Performance Units(7)	—	—	—	—	$670,165	$670,165	$1,530,132
Stock Options(8)	—	—	—	—	$613,132	$613,132	$613,132
Restricted Stock(9)	—	—	—	—	$762,624	$762,624	$774,344
Welfare Benefits(10)	—	—	—	—	—	—	$27,378
Unvested Restricted Stock Units(14)	—	—	$1,709,190	—	—	—	$1,709,190

Pension Benefits

1)
In addition to the payments and benefits in the table, if Mr. Bakken’s employment were terminated under certain conditions relating to a change in control, on the first day of the month following the Qualifying Event (as defined in the Cash Balance Equalization Plan) he would have become vested in and would have been entitled to receive his vested pension benefits accumulated in the Cash Balance Equalization Plan as of the date of the Qualifying Event so long as a forfeiture event does not occur as described in the plan. For a description of the pension benefits under the Cash Balance Equalization Plan, see “2017 Pension Benefits.”

2)
As of December 31, 2017, Messrs. Brown, May, and Riley and Ms. Rainer are retirement eligible and would retire rather than voluntarily resign, and in addition to the payments and benefits in the table, each also would be entitled to receive his or her vested pension benefits under the Entergy Retirement Plan. For a description of the pension benefits available, see “2017 Pension Benefits.” In the event their termination by their Entergy employer without cause or by Mr. Brown, Mr. May, Ms. Rainer, or Mr. Riley for good reason in connection with a change in control, each would be eligible for subsidized early retirement benefits under the System Executive Retirement Plan even if they do not have company permission to separate from employment. If Mr. Brown’s, Mr. May’s, Ms. Rainer’s, or Mr. Riley’s employment were terminated for cause in connection with a change in control, they would not be entitled to receive a benefit under the System Executive Retirement Plan. If their employment were terminated for any reason not in connection with a change in control, or they were to retire from their Entergy employer before age 65 without the permission of their Entergy employer, they would not be entitled to receive a benefit under the System Executive Retirement Plan.

3)
As of December 31, 2017, Mr. Denault is retirement eligible and would retire rather than voluntarily resign, and in addition to the payments and benefits in the table, Mr. Denault also would be entitled to receive his vested pension benefits under the Entergy Retirement Plan. For a description of the pension benefits available, see “2017 Pension Benefits.” If Mr. Denault’s employment was terminated by his Entergy employer other than for cause, by Mr. Denault for good reason or on account of his death or disability, he would also be eligible for certain additional retirement benefits. For a description of these benefits, see “2017 Pension Benefits.” Otherwise, if Mr. Denault’s employment was terminated for cause or he was to retire from his Entergy employer before age 65 without the permission of his Entergy employer, he would not receive a benefit under the System Executive Retirement Plan.

4)
In addition to the payments and benefits in the table, if Mr. Fisackerly’s, Mr. Marsh’s, Mr. Rice’s, or Mr. West’s employment were terminated under certain conditions relating to a change in control, each also would have been entitled to receive his vested pension benefits upon attainment of age 55 under the Entergy Retirement Plan and would have been eligible for early retirement benefits under the System Executive Retirement Plan calculated using early retirement reduction factors. For a description of the pension benefits, see “2017 Pension Benefits.” Mr. Fisackerly’s, Mr. Marsh’s, Mr. Rice’s, or Mr. West’s employment were terminated for cause in connection with a change in control, he would not be entitled to receive a benefit under the System Executive Retirement Plan. If his employment were terminated for any reason not in connection with a change in control, or each were to resign from his Entergy employer before age 65 without the permission of his Entergy employer, each would not be entitled to receive a benefit under the System Executive Retirement Plan.

Severance Payments:

5)
In the event of a termination by the executive for good reason or by his or her Entergy system employer not for cause during the period beginning upon the occurrence of a “potential change in control” (as defined in the System Executive Continuity Plan) and ending on the 2nd anniversary of a change in control, each Named Executive Officer would be entitled to receive pursuant to the System Executive Continuity Plan a lump sum severance payment equal to a multiple of the sum of (1) his or her annual base salary as in effect at any time within one year prior to the commencement of a change of control period or, if higher, immediately prior to a circumstance constituting good reason plus (2) his or her annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for 2015 and 2016 (the two calendar years immediately preceding the calendar year in which termination occurs), but in no event shall the severance payment exceed the product of 2.99 times the sum of (a) his or her annual base salary as in effect at any time within one year prior to the commencement of a change in control period or, if higher, immediately prior to a circumstance constituting good reason plus (b) the higher of his or her actual annual incentive payment under the Annual Incentive Plan for the 2016 performance year or his or her annual incentive, calculated using the average annual target opportunity derived under the Annual Incentive Plan for 2015 and 2016 (the two calendar years immediately preceding the calendar year in which termination occurs). For purposes of this table, the following target opportunity and base salary were assumed:

Named Executive Officer	Target Opportunity	Base Salary
A. Christopher Bakken III	35%	$620,125
Marcus V. Brown	70%	$630,000
Leo P. Denault	130%	$1,230,000
Haley R. Fisackerly	40%	$355,300
Andrew S. Marsh	70%	$600,000
Phillip R. May Jr,	60%	$366,150
Sallie T. Rainer	40%	$328,275
Charles L. Rice, Jr.	40%	$286,424
Richard C. Riley	40%	$344,200
Roderick K. West	70%	$675,598

Performance Units:

6)
With respect to Mr. Denault, in the event of a Termination Event (as defined in Mr. Denault’s 2006 retention agreement), he is entitled to a Target LTIP Award, as defined in his 2006 retention agreement, calculated by using the average annual number of performance units with respect to the two most recent performance periods preceding the calendar year in which his employment termination occurs, assuming all performance goals were achieved at target. For purposes of the table, the value of Mr. Denault’s retention payment was calculated by taking an average of the target performance units from the 2013-2015 Performance Unit Program (38,000) and from the 2014-2016 Performance Unit Program (40,000). This average number of units (39,000) multiplied by the closing price of Entergy Corporation’s common stock on December 29, 2017 ($81.39) would equal a payment of $3,174,210. In the event of death or disability, Mr. Denault receives the greater of the Target LTIP Award calculated as described above or the sum of the amount that would be payable under the provisions of each open Performance Unit Program as described in Note 7 below.

7)
In the event of a qualifying termination related to a change in control, each Named Executive Officer would have forfeited his or her performance units for the 2016-2018 and 2017-2019 performance periods and would have been entitled to receive, pursuant to the 2015 Equity Ownership Plan, a single-lump sum payment in lieu of any payment for each performance award that would not be based on any outstanding performance period. The payments for the 2016-2018 and the 2017-2019 performance periods would have been calculated using the most recent performance period preceding (but not including) the calendar year in which his or her termination occurs. For purposes of the table, the value of Mr. Denault’s payments was calculated by multiplying the target performance units for the 2014-2016 Performance Unit Program (40,000) by the closing price of Entergy Corporation’s common stock on December 29, 2017 ($81.39), which would equal a payment of $3,255,600 for the forfeited performance units for each performance period. The value of the payments for the other Named Executive Officers was calculated by multiplying the target performance units for the 2014-2016 Performance Unit Program (9,400) by the closing price of Entergy Corporation’s common stock on December 29, 2017 ($81.39), which would equal a payment of $765,066 for the forfeited performance units for each performance period. In the event his death or disability, Mr. Denault would receive the greater of the target Long-Term Performance Incentive award as described in note 6 above or a pro-rated number of performance units for all open performance periods, based on the number of months of his participation in each open performance period.

In the event of retirement in the case of Mr. Brown, Mr. Denault, Mr. May, Ms. Rainer, or Mr. Riley, or upon death or disability, other than Mr. Denault, each Named Executive Officer would not have forfeited his or her performance units for all open performance periods, but rather such performance unit awards would have been pro-rated based on his or her number of months of participation in each open Performance Unit Program performance period, in accordance with his grant agreement under the Performance Unit Program. The amount of the award is based on actual performance achieved, with a stock price set as of the end of the performance period, and payable in the form of a lump sum after the completion of the performance period. For purposes of the table, the values of the awards were calculated as follows:

Mr. Denault’s:
2016 - 2018 Plan - 27,800 (24/36*41,700) performance units at target, assuming a stock price of $81.39
2017 - 2019 Plan - 16,233 (12/36*48,700) performance units at target, assuming a stock price of $81.39
Mr. Bakken’s:
2016 - 2018 Plan - 4,859 (24/36*7,289) performance units at target, assuming a stock price of $81.39
2017 - 2019 Plan - 2,767 (12/36*8,300) performance units at target, assuming a stock price of $81.39
Messrs. Brown’s, Marsh’s, and West’s:
2016 - 2018 Plan - 5,467 (24/36*8,200) performance units at target, assuming a stock price of $81.39
2017 - 2019 Plan - 2,767 (12/36*8,300) performance units at target, assuming a stock price of $81.39

Mr. May’s:
2016 - 2018 Plan - 1,800 (24/36*2,700) performance units at target, assuming a stock price of $81.39
2017 - 2019 Plan - 1,050 (12/36*3,150) performance units at target, assuming a stock price of $81.39

Messrs. Fisackerly’s, Rice’s, Riley’s, and Ms. Rainer’s:

2016 - 2018 Plan - 1,200 (24/36*1,800) performance units at target, assuming a stock price of $81.39
2017 - 2019 Plan - 617 (12/36*1,850) performance units at target, assuming a stock price of $81.39

Stock Options:

8)
In the event of death or disability or qualifying termination related to a change in control, or retirement in the case of Mr. Brown, Mr. Denault, Mr. May, Ms. Rainer, or Mr. Riley, all of the unvested stock options of each Named Executive Officer would immediately vest pursuant to the Equity Ownership Plans. In addition, with respect to grants under the 2011 Equity Ownership Plan, each Named Executive Officer would be entitled to exercise his or her stock options for the remainder of the ten-year period extending from the grant date of the options, and with respect to grants under the 2015 Equity Ownership Plan, within the lesser of five years or the remaining term of the option grant. For purposes of this table, it is assumed that the Named Executive Officers exercised their options immediately upon vesting and received proceeds equal to the difference between the closing price of common stock on December 29, 2017, and the applicable exercise price of each option share.

In the event of a Termination Event as defined in his 2006 retention agreement, Mr. Denault will immediately vest in all unvested stock options.

Restricted Stock:

9)
In the event of death or disability pursuant to the 2011 Equity Ownership Plan, each Named Executive Officer would immediately vest in a pro-rated portion of his or her unvested restricted stock that was otherwise scheduled to become vested on the immediately following 12-month grant date anniversary date, as well as dividends declared on the pro-rated portion of such restricted stock pursuant to the 2011 Equity Ownership Plan. The pro-rated vested portion would be determined based on the number of days between the most recent preceding 12-month grant date anniversary date and the date of his or her death or disability. In the event of his or her qualifying termination related to a change in control, a Named Executive Officer would immediately vest in all of their unvested restricted stock, as well as dividends declared on such restricted stock granted pursuant the 2011 Equity Ownership Plan. In the event of death, disability, or qualifying termination related to a change in control, each Named Executive Officer would vest in all of their unvested restricted stock as well as dividends declared pursuant to the 2015 Equity Ownership Plan.

In the event of a Termination Event as defined in his 2006 retention agreement, Mr. Denault will immediately vest in all unvested restricted stock.

Welfare Benefits:

10)
Pursuant to the System Executive Continuity Plan, in the event of a termination related to a change in control, Mr. Bakken, Mr. Marsh, and Mr. West would be eligible to receive Entergy-sponsored COBRA benefits for 18 months and Mr. Fisackerly and Mr. Rice would be eligible to receive Entergy-sponsored COBRA benefits for 12 months.

11)	Upon retirement, Mr. Brown, Mr. Denault, Mr. May, Ms. Rainer, and Mr. Riley would be eligible for retiree medical and dental benefits, the same as all other retirees.

Unvested Restricted Stock Units:

12)
Mr.Bakken’s 30,000 restricted stock units vest 1/3rd on each of April 6, 2019, April 6, 2022, and April 6, 2025. Pursuant to his restricted stock unit agreement, if Mr. Bakken’s employment terminates due to total disability or death or, prior to April 6, 2019, Mr. Bakken’s employment is terminated by his Entergy employer other than for cause, then he will vest in and be paid the 10,000 restricted stock units that otherwise would have vested had he satisfied the vesting conditions of the restricted stock unit agreement through the next vesting date to occur following his date of total disability, death, or termination other than for cause prior to April 6, 2019 subject, in the case of a termination without cause, to Mr. Bakken timely executing and not revoking a release of claims against Entergy Corporation and its affiliates. In the event of a change in control, the unvested restricted stock units will fully vest upon Mr. Bakken’s termination of employment by his Entergy employer without cause or by Mr. Bakken with good reason during a change in control period (as defined in the 2015 Equity Ownership Plan). Otherwise, if Mr. Bakken voluntarily resigns or is terminated, he would forfeit these units. Pursuant to his restricted stock unit agreement, Mr. Bakken is subject to certain restrictions on his ability to compete with Entergy Corporation and its affiliates or solicit its employees or customers during and for 12 months after his employment with his Entergy employer. In addition, the restricted stock unit agreement limits Mr. Bakken’s ability to disparage Entergy Corporation and its affiliates. In the event of a breach of these restrictions, other than following certain constructive terminations of his employment, Mr. Bakken will forfeit any restricted stock units that are not yet vested and paid, and must repay to Entergy Corporation any shares of Entergy Corporation’s common stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

13)
Mr. Marsh’s 21,100 restricted stock units vest 100% in 2020. Pursuant to his restricted stock unit agreement, any unvested restricted stock units will vest immediately in the event of his termination of employment due to Mr. Marsh’s total disability or death. In the event of a change in control, the units will vest upon termination of Mr. Marsh’s employment by his Entergy employer without cause or by Mr. Marsh with good reason during a change in control period (as defined in the 2015 Equity Ownership Plan). Otherwise, if Mr. Marsh voluntarily resigns or is terminated, he would forfeit these units. Pursuant to his restricted stock unit agreement, Mr. Marsh is subject to certain restrictions on his ability to compete with Entergy Corporation and its affiliates during and for 12 months after his employment with Entergy Corporation, or to solicit its employees or customers during and for 24 months after his employment with it. In addition, the restricted stock unit agreement limits Mr. Marsh’s ability to disparage Entergy Corporation and its affiliates. In the event of a breach of these restrictions, Mr. Marsh will forfeit any restricted stock units that are not yet vested and paid, and must repay to Entergy Corporation any shares of Entergy Corporation’s common stock paid to him in respect of the restricted stock units and any amounts he received upon the sale or transfer of any such shares.

14)
Mr. West’s 21,000 restricted stock units vest 100% in 2018. Pursuant to his restricted stock unit agreement, any unvested restricted stock units will vest immediately in the event of a termination other than for cause. In the event of a change in control, the units will vest upon termination of Mr. West’s employment by his Entergy employer without cause or by Mr. West with good reason during a change in control period (as defined in the 2011 Equity Ownership Plan). Otherwise, if Mr. West voluntarily resigns, is terminated for cause, dies, or becomes disabled, he would forfeit these units.

Mr. Denault’s 2006 Retention Agreement
Under the terms of his 2006 retention agreement, Mr. Denault’s employment may be terminated for cause upon Mr. Denault’s:

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

•
the failure to continue to allow him to participate in programs or plans with opportunities for benefits not materially less favorable than those enjoyed by him under any of Entergy Corporation’s pension, savings, life insurance, medical, health and accident, disability, or vacation plans or policies at the time of the retention agreement (other than changes similarly affecting all senior executives); or

•	any purported termination of his employment not taken in accordance with his retention agreement.

System Executive Continuity Plan

Termination Related to a Change in Control

Entergy Corporation’s Named Executive Officers will be entitled to the benefits described in the tables above under the System Executive Continuity Plan in the event of a termination related to a change in control if a change in control occurs and their employment is terminated by their Entergy employer other than for cause or if they terminate their employment for good reason, in each case within a period beginning on the occurrence of a potential change in control and ending 24 months following the effective date of a change in control.

A change in control includes the following events:

•	the purchase of 30% or more of either Entergy Corporation’s common stock or the combined voting power of Entergy Corporation’s voting securities;

•	the merger or consolidation of Entergy Corporation (unless its Board members constitute at least a majority of the board members of the surviving entity);

•	the liquidation, dissolution, or sale of all or substantially all of Entergy Corporation’s assets; or

•
a change in the composition of Entergy Corporation’s Board such that, during any two-year period, the individuals serving at the beginning of the period no longer constitute a majority of Entergy Corporation’s Board at the end of the period.

A potential change in control includes the following events:

•	Entergy Corporation or an affiliate enters into an agreement the consummation of which would constitute a change in control;

•	the Entergy Corporation Board adopts resolutions determining that, for purposes of the System Executive Continuity Plan, a potential change in control has occurred;

•	a System Company or other person or entity publicly announces an intention to take actions that would constitute a change in control; or

•
any person or entity becomes the beneficial owner (directly or indirectly) of outstanding shares of Entergy Corporation’s common stock constituting 20% or more of the voting power or value of Entergy Corporation’s outstanding common stock.

A Named Executive Officer’s employment may be terminated for cause under the System Executive Continuity Plan if he or she:

•	willfully and continuously fails to substantially perform his or her duties after receiving a 30-day written demand for performance from Entergy Corporation’s Board;

•	engages in conduct that is materially injurious to Entergy Corporation or any of its subsidiaries;

•	is convicted or pleads guilty or nolo contendere to a felony or other crime that materially and adversely affects his or her ability to perform his or her duties or Entergy Corporation’s reputation;

•	materially violates any agreement with Entergy Corporation or any of its subsidiaries; or

•	discloses any of Entergy Corporation’s confidential information without authorization.

A Named Executive Officer may terminate his or her employment with his or her Entergy employer for good reason under the System Executive Continuity Plan if, without his or her consent:

•	the nature or status of his or her duties and responsibilities is substantially altered or reduced compared to the period prior to the change in control;

•	his or her salary is reduced by 5% or more;

•	he or she is required to be based outside of the continental United States at somewhere other than his or her primary work location prior to the change in control;

•	any of his or her compensation plans are discontinued without an equitable replacement;

•	his or her benefits or number of vacation days are substantially reduced; or

•	his or her Entergy employer purports to terminate his or her employment other than in accordance with the System Executive Continuity Plan.

In addition to participation in the System Executive Continuity Plan, benefits already accrued under the System Executive Retirement Plan, Pension Equalization Plan, and Cash Balance Equalization Plan, if any, will become fully vested if the executive is involuntarily terminated without cause or the executive terminates his or her employment for good reason within two years after the occurrence of a change in control. Any awards granted under the Equity Ownership Plans will become fully vested if the executive is involuntarily terminated without cause or terminates employment for good reason within two years after the occurrence of a change in control.

Under certain circumstances described below, the payments and benefits received by a Named Executive Officer pursuant to the System Executive Continuity Plan may be forfeited and, in certain cases, subject to repayment. Benefits are no longer payable under the System Executive Continuity Plan, and unvested performance units under the Performance Unit Program are subject to forfeiture, if the executive:

•	accepts employment with Entergy Corporation or any of its subsidiaries;

•	elects to receive the benefits of another severance or separation program;

•	removes, copies or fails to return any property belonging to Entergy Corporation or any of its subsidiaries;

•	discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries; or

•	violates his or her non-compete provision, which generally runs for two years but extends to three years if permissible under applicable law.

Furthermore, if the executive discloses non-public data or information concerning Entergy Corporation or any of its subsidiaries or violates his or her non-compete provision, he or she will be required to repay any benefits previously received under the System Executive Continuity Plan.

Voluntary Resignation

If a Named Executive Officer voluntarily resigns from his or her Entergy employer:

•	all unvested stock options, shares of restricted stock and restricted stock units as well as any perquisites to which he or she is entitled as an officer are forfeited;

•
incentive payments under any outstanding performance periods under the Long-Term Performance Unit Program or the Annual Incentive Plan are forfeited; provided however, if an officer resigns after the completion of an Annual Incentive Plan or Long-Term Performance Unit Program performance period, he or she could receive a payout under the Long-Term Performance Unit Program based on the outcome of the performance period and could, at Entergy Corporation’s discretion, receive an annual incentive payment under the Annual Incentive Plan;

•	any vested stock options held by the officer as of the separation date will expire the earlier of ten years from date of grant or 90 days from the last day of active employment; and

•
he or she is entitled to all vested accrued benefits and compensation as of the separation date, including qualified pension benefits (if any) and other post-employment benefits on terms consistent with those generally available to other salaried employees.

Termination for Cause

If a Named Executive Officer’s employment is terminated for “cause” (as defined in the System Executive Continuity Plan and described above under “Termination Related to a Change in Control”), he or she is generally entitled to the same compensation and separation benefits described above under “Voluntary Resignation,” except that all options are no longer exercisable.

Retirement

Upon a Named Executive Officer’s retirement:

•
the annual incentive payment under the Annual Incentive Plan is generally pro-rated based on the actual number of days employed during the performance year in which the retirement date occurs, subject to negative discretion that may be applied to reduce or disallow the payment; payments are delivered at the conclusion of the annual period, consistent with the timing of payments to active participants in the Annual Incentive Plan;

•
payments under the Long-Term Performance Unit Program for those retiring with a minimum of 12 months of participation are pro-rated based on the actual full months of participation in each outstanding performance period in which the retirement date occurs, and payments are delivered at the conclusion of each performance period, consistent with the timing of payments to active participants in the Long-Term Performance Unit Program;

•	unvested stock options issued under the 2011 Equity Ownership Plan vest on the retirement date and expire ten years from the grant date of the options;

•
unvested stock options issued under the 2015 Equity Ownership Plan vest on the retirement date and expire the earlier of five years from the grant date of the options or the original term of ten years;

•	any unvested restricted stock and restricted stock units held by the executive upon his retirement are forfeited; and

•
he or she is generally entitled to all vested accrued benefits and compensation as of the separation date, including qualified pension benefits and other post-employment benefits consistent with those generally available to salaried employees.

Disability

If a Named Executive Officer’s employment is terminated due to disability, he or she generally is entitled to the same compensation and separation benefits described above under “Retirement,” except that unvested restricted stock and restricted stock units may be subject to specific disability benefits as noted, where applicable, in the tables above.

Death

If a Named Executive Officer dies while actively employed by an Entergy employer, he or she generally is entitled to the same compensation and separation benefits described above under “Retirement,” except that unvested restricted stock and restricted stock units may be subject to specific death benefits as noted, where applicable, in the tables above.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the following disclosure is being provided about the relationship of the annual total compensation of the employees of each of the Utility operating companies to the annual total compensation of their respective Presidents and Chief Executive Officers.

Identification of Median Employee

For each of the Utility operating companies, October 6, 2017 was selected as the date on which to determine the median employee. To identify the median employee from each of the Utility operating companies’ employee population base, all compensation included in Box 5 of Form W-2 was considered with all before-tax deductions added back to this compensation (Box 5 Compensation). For purposes of determining the median employee of each Utility operating company, Box 5 Compensation was selected as it is believed it is representative of the compensation received by the employees of each respective Utility operating company and is readily available. The calculation of annual total compensation of the median employee for each Utility operating company is the same calculation used to determine total compensation for purposes of the 2017 Summary Compensation Table with respect to each of the Named Executive Officers.

Entergy Arkansas Ratio

For 2017,

•	Mr. Riley’s annual total compensation, as reported in the Total column of the 2017 Summary Compensation Table, was $1,353,719.

•	The annual total compensation of the median employee was $127,560.

•	Based on this information, the ratio of the annual total compensation of Mr. Riley to the median employee is estimated to be 11:1.

Entergy Louisiana Ratio

For 2017,

•	Mr. May’s annual total compensation, as reported in the Total column of the 2017 Summary Compensation Table, was $1,564,954.

•	The annual total compensation of the median employee was $144,954.

•	Based on this information, the ratio of the annual total compensation of Mr. May to the median employee is estimated to be 11:1.

Entergy Mississippi Ratio

For 2017,

•	Mr. Fisackerly’s annual total compensation, as reported in the Total column of the 2017 Summary Compensation Table, was $1,207,343.

•	The annual total compensation of the median employee was $112,110.

•	Based on this information, the ratio of the annual total compensation of Mr. Fisackerly to the median employee is estimated to be 11:1.

Entergy New Orleans Ratio

For 2017,

•	Mr. Rice’s annual total compensation, as reported in the Total column of the 2017 Summary Compensation Table, was $824,111.

•	The annual total compensation of the median employee was $91,346.

•	Based on this information, the ratio of the annual total compensation of Mr. Rice to the median employee is estimated to be 9:1.

Entergy Texas Ratio

For 2017,

•	Ms. Rainer’s annual total compensation, as reported in the Total column of the 2017 Summary Compensation Table, was $1,200,260.

•	The annual total compensation of the median employee was $129,877.

•	Based on this information, the ratio of the annual total compensation of Ms. Rainer to the median employee is estimated to be 9:1.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Mississippi, Entergy Texas, and indirectly 100% of the outstanding common membership interests of registrant Entergy Louisiana and Entergy New Orleans.  The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation’s outstanding common stock is included under the heading “Entergy Share Ownership - Beneficial Owners of More Than Five Percent” in the Proxy Statement, which information is incorporated herein by reference.  The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

The following table sets forth the beneficial ownership of common stock of Entergy Corporation and stock-based units as of January 31, 2018 for all non-employee directors and Named Executive Officers.  Unless otherwise noted, each person had sole voting and investment power over the number of shares of common stock and stock-based units of Entergy Corporation set forth across from his or her name.

Name	Shares (1)(2)	Options Exercisable Within 60 Days	Stock Units (3)
Entergy Corporation
A. Christopher Bakken, III**	10,710	12,533	—
Maureen S. Bateman*	22,716	—	—
Marcus V. Brown**	27,803	130,066	—
Patrick J. Condon*	4,460	—	—
Leo P. Denault***	133,457	565,133	—
Kirkland H. Donald*	5,736	—	1,389
Philip L. Frederickson*	2,775	—	805
Alexis M. Herman*	12,581	—	—
Donald C. Hintz*	15,096	—	3,942
Stuart L. Levenick*	18,047	—	—
Blanche L. Lincoln*	11,004	—	—
Andrew S. Marsh**	60,425	166,766	—
Karen A. Puckett*	4,460	—	—
W. J. Tauzin*	17,809	—	—
Roderick K. West**	42,475	114,066	—
All directors and executive officers as a group (19 persons)	444,591	1,112,495	6,136

Entergy Arkansas
A. Christopher Bakken, III**	10,710	12,533	—
Marcus V. Brown**	27,803	130,066	—
Leo P. Denault**	133,457	565,133	—
Andrew S. Marsh***	60,425	166,766	—
Richard C. Riley***	11,169	16,967	—
Roderick K. West***	42,475	114,066	—
All directors and executive officers as a group (10 persons)	341,076	1,129,462	—

Entergy Louisiana
A. Christopher Bakken, III**	10,710	12,533	—
Marcus V. Brown**	27,803	130,066	—
Leo P. Denault**	133,457	565,133	—
Andrew S. Marsh***	60,425	166,766	—
Phillip R. May, Jr.***	18,203	47,100	12
Roderick K. West***	42,475	114,066	—
All directors and executive officers as a group (10 persons)	348,110	1,159,595	12

Name	Shares (1)(2)	Options Exercisable Within 60 Days	Stock Units (3)
Entergy Mississippi
Marcus V. Brown**	27,803	130,066	—
Leo P. Denault**	133,457	565,133	—
Haley R. Fisackerly***	6,605	21,933	—
Andrew S. Marsh***	60,425	166,766	—
Roderick K. West***	42,475	114,066	—
All directors and executive officers as a group (9 persons)	325,802	1,121,895	—

Entergy New Orleans
Marcus V. Brown**	27,803	130,066	—
Leo P. Denault**	133,457	565,133	—
Andrew S. Marsh***	60,425	166,766	—
Charles L. Rice, Jr.***	5,855	10,266	—
Roderick K. West***	42,475	114,066	—
All directors and executive officers as a group (9 persons)	325,052	1,110,228	—

Entergy Texas
Marcus V. Brown**	27,803	130,066	—
Leo P. Denault**	133,457	565,133	—
Andrew S. Marsh***	60,425	166,766	—
Sallie T. Rainer***	7,884	14,866	—
Roderick K. West***	42,475	114,066	—
All directors and executive officers as a group (9 persons)	327,081	1,114,828	—

*	Director of the respective Company
**	Named Executive Officer of the respective Company
***	Director and Named Executive Officer of the respective Company

(1)
The number of shares of Entergy Corporation common stock owned by each individual and by all non-employee directors and executive officers as a group does not exceed one percent of the outstanding shares of Entergy Corporation common stock.

(2)
For the non-employee directors, the balances include phantom units that are issued under the Service Recognition Program. All non-employee directors are credited with phantom units for each year of service on the Entergy Corporation Board. These phantom units do not have voting rights, accrue dividends, and will be settled in shares of Entergy Corporation common stock following the non-employee director’s separation from the Board.

(3)
Represents the balances of phantom units each executive holds under the defined contribution restoration plan and the deferral provisions of the Equity Ownership Plan.  These units will be paid out in either Entergy Corporation Common Stock or cash equivalent to the value of one share of Entergy Corporation common stock per unit on the date of payout, including accrued dividends.  The deferral period is determined by the individual and is at least two years from the award of the bonus.  Messrs. Donald, Hintz, and Frederickson have deferred receipt of some of their quarterly stock grants.  The deferred shares will be settled in cash in an amount equal to the market value of Entergy Corporation common stock at the end of the deferral period.

Equity Compensation Plan Information

The following table summarizes the equity compensation plan information as of December 31, 2017. Information is included for equity compensation plans approved by the stockholders and equity compensation plans not approved by the stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price (b)	Number of Securities Remaining Available for Future Issuance (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders (1)	5,164,854	$83.26	3,498,788
Equity compensation plans not approved by security holders(2)	—	—	—
Total	5,164,854	$83.26	3,498,788

(1)
Includes the 2007 Equity Ownership Plan, the 2011 Equity Ownership Plan, and the 2015 Equity Ownership Plan.  The 2007 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 12, 2006, and only applied to awards granted between January 1, 2007 and May 5, 2011. The 2011 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 6, 2011, and only applied to awards granted between May 6, 2011 and May 7, 2015.  The 2015 Equity Ownership Plan was approved by Entergy Corporation shareholders on May 8, 2015, and 6,900,000 shares of Entergy Corporation common stock can be issued from the 2015 Equity Ownership Plan, with no more than 1,500,000 shares available for incentive stock option grants.  The 2015 Plan applies to awards granted on or after May 8, 2015. The 2007 Equity Ownership Plan, the 2011 Equity Ownership Plan, and the 2015 Equity Ownership Plan (the “Plans”) are administered by the Personnel Committee of the Board of Directors (other than with respect to awards granted to non-employee directors, which awards are administered by the entire Board of Directors).  Eligibility under the Plans is limited to the non-employee directors and to the officers and employees of an Entergy employer and any corporation 80% or more of whose stock (based on voting power) or value is owned, directly or indirectly, by Entergy Corporation.  The Plans provide for the issuance of stock options, restricted stock, equity awards (units whose value is related to the value of shares of the common stock but do not represent actual shares of common stock), performance awards (performance shares or units valued by reference to shares of common stock or performance units valued by reference to financial measures or property other than common stock), restricted stock unit awards, and other stock-based awards.

(2)
Entergy has a Board-approved stock-based compensation plan. However, effective May 9, 2003, the Board has directed that no further awards be issued under that plan. As of December 31, 2017, all options outstanding under the plan were either exercised or expired.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

For information regarding certain relationship, related transactions and director independence of Entergy Corporation, see the Proxy Statement under the headings “Corporate Governance at Entergy - Director Independence” and “Corporate Governance at Entergy - Governance Policies - Our Transactions with Related Party Persons Policy.”

Entergy Corporation’s Board of Directors has adopted written policies and procedures for the review, approval or ratification of any transaction involving an amount in excess of $120,000 in which any director or executive officer of Entergy Corporation, any nominee for director, or any immediate family member of the foregoing has or will have a material interest as contemplated by Item 404(a) of Regulation S-K (“Related Person Transactions”). Under these policies and procedures, Entergy Corporation’s Corporate Governance Committee or a subcommittee of its Board of Directors consisting entirely of independent directors reviews the transaction and either approves or rejects the transaction after taking into account the following factors:

•	Whether the proposed transaction is on terms that are at least as favorable to Entergy Corporation as those achievable with an unaffiliated third party;

•	Size of the transaction and amount of consideration;

•	Nature of the interest;

•	Whether the transaction involves a conflict of interest;

•	Whether the transaction involves services available from unaffiliated third parties; and

•	Any other factors that the Corporate Governance Committee or subcommittee deems relevant.

The policy does not apply to (a) compensation and related person transactions involving a director or an executive officer solely resulting from that person’s service as a director or employment with Entergy Corporation so long as the compensation is approved by the Board of Directors (or an appropriate committee), (b) transactions involving public utility services at rates or charges fixed in conformity with law or governmental authority, or (c) any other categories of transactions currently or in the future excluded from the reporting requirements of Item 404(a) of Regulation S-K.

Related Party Transactions

Since January 1, 2017, neither Entergy Corporation nor any of its affiliates has participated in any Related Person Transaction.

Item 14.  Principal Accountant Fees and Services (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

Aggregate fees billed to Entergy Corporation (consolidated), Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy for the years ended December 31, 2017 and 2016 by Deloitte & Touche LLP were as follows:

	2017	2016
Entergy Corporation (consolidated)
Audit Fees	$8,401,895	$8,932,000
Audit-Related Fees (a)	875,000	865,000
Total audit and audit-related fees	9,276,895	9,797,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$9,276,895	$9,797,000
Entergy Arkansas
Audit Fees	$1,018,860	$1,056,881
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,018,860	1,056,881
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$1,018,860	$1,056,881
Entergy Louisiana
Audit Fees	$1,887,719	$2,138,762
Audit-Related Fees (a)	500,000	450,000
Total audit and audit-related fees	2,387,719	2,588,762
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$2,387,719	$2,588,762
Entergy Mississippi
Audit Fees	$933,860	$971,881
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	933,860	971,881
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$933,860	$971,881

	2017	2016
Entergy New Orleans
Audit Fees	$953,860	$1,056,881
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	953,860	1,056,881
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$953,860	$1,056,881
Entergy Texas
Audit Fees	$1,093,860	$1,076,881
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	1,093,860	1,076,881
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$1,093,860	$1,076,881
System Energy
Audit Fees	$868,860	$861,881
Audit-Related Fees (a)	—	—
Total audit and audit-related fees	868,860	861,881
Tax Fees	—	—
All Other Fees	—	—
Total Fees (b)	$868,860	$861,881

(a)	Includes fees for employee benefit plan audits, consultation on financial accounting and reporting, and other attestation services.

(b)	100% of fees paid in 2017 and 2016 were pre-approved by the Entergy Corporation Audit Committee.

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

•
All other services should only be provided by the independent auditor if it is a highly qualified provider of that service or if the Audit Committee pre-approves the independent audit firm to provide the service.

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

Report of Independent Registered Public Accounting Firm (see page 530)

Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3.	Exhibits

Exhibits for Entergy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy are listed in the Exhibit Index (see page 507).  Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

Item 16.  Form 10-K Summary (Entergy Corporation, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy Texas, and System Energy)

None.

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

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

Entergy Louisiana

(a) 1 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Gulf States Louisiana, LLC (2.1 to Form 8-K12B filed October 1, 2015 in 1-32718).

(a) 2 --	Plan of Merger of Entergy Louisiana, LLC and Entergy Louisiana Power, LLC (2.2 to Form 8-K12B filed October 1, 2015 in 1-32718).

(a) 3 --	Plan of Merger of Entergy Gulf States Power, LLC and Entergy Louisiana Power, LLC (2.3 to Form 8-K12B filed October 1, 2015 in 1-32718).

(a) 4 --	Plan of Merger of Entergy New Orleans, Inc. and Entergy New Orleans Power, LLC (2.1 to Form 8-K12B filed December 1, 2017 in 1-35747).

(3) Articles of Incorporation and By-laws

Entergy Corporation

(a) 1 --	Restated Certificate of Incorporation of Entergy Corporation dated October 10, 2006 (3(a) to Form 10-Q for the quarter ended September 30, 2006 in 1-11299).

(a) 2 --	Bylaws of Entergy Corporation as amended January 27, 2017, and as presently in effect (3.1 to Form 8-K filed January 30, 2017 in 1-11299).

System Energy

*(b) 1 --	Amended and Restated Articles of Incorporation of System Energy and amendments thereto through April 28, 1989.

(b) 2 --	By-Laws of System Energy effective July 6, 1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998 in 1-9067).

Entergy Arkansas

(c) 1 --	Articles of Amendment and Restatement for the Second Amended and Restated Articles of Incorporation of Entergy Arkansas effective August 19, 2009 (3 to Form 8-K filed August 24, 2009 in 1-10764).

(c) 2 --	By-Laws of Entergy Arkansas effective November 26, 1999, and as presently in effect (3(ii)(c) to Form 10-K for the year ended December 31, 1999 in 1-10764).

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

Entergy Mississippi

(e) 1 --	Second Amended and Restated Articles of Incorporation of Entergy Mississippi effective July 21, 2009 (99.1 to Form 8-K filed July 27, 2009 in 1-31508).

(e) 2 --	By-Laws of Entergy Mississippi effective November 26, 1999, and as presently in effect (3(ii)(f) to Form 10-K for the year ended December 31, 1999 in 0-320).

Entergy New Orleans

(f) 1 --	Certificate of Formation of Entergy New Orleans, LLC effective July 18, 2017 (3.3 to Form 8-K12B filed December 1, 2017 in 1-35747).

(f) 2 --	Company Agreement of Entergy New Orleans, LLC effective July 18, 2017 (3.4 to Form 8-K12B filed December 1, 2017 in 1-35747).

Entergy Texas

(g) 1 --	Certificate of Formation of Entergy Texas effective December 31, 2007 (3(i) to Form 10 filed March 14, 2008 in 000-53134).

(g) 2 --	Bylaws of Entergy Texas effective December 31, 2007 (3(ii) to Form 10 filed March 14, 2008 in 000-53134).

(4)Instruments Defining Rights of Security Holders, Including Indentures

Entergy Corporation

(a) 1 --
See (4)(b) through (4)(g) below for instruments defining the rights of security holders of System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Texas.

(a) 2 --	Indenture (For Unsecured Debt Securities), dated as of September 1, 2010, between Entergy Corporation and Wells Fargo Bank, National Association (4.01 to Form 8-K filed September 16, 2010 in 1-11299).

(a) 3 --	Officer’s Certificate for Entergy Corporation relating to 5.125% Senior Notes due September 15, 2020 (4.02(b) to Form 8-K filed September 16, 2010 in 1-11299).

(a) 4 --	Officer’s Certificate for Entergy Corporation relating to 4.50% Senior Note due December 16, 2028 (4(a)7 to Form 10-K for the year ended December 31, 2013 in 1-11299).

(a) 5 --	Officer’s Certificate for Entergy Corporation relating to 2.95% Senior Notes due September 1, 2026 (4.02 to Form 8-K filed August 19, 2016 in 1-11299).

(a) 6 --	Officer’s Certificate for Entergy Corporation relating to 4.0% Senior Notes due July 15, 2022 (4.02 to Form 8-K filed July 1, 2015 in 1-11299).

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

(a) 9 --
Extension Agreement, dated August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(l) to Form 10-Q for the quarter ended September 30, 2016 in 1-11299).

(a) 10 --
Amendment dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(m) to Form 10-Q for the quarter ended September 30, 2016 in 1-11299).

(a) 11 --
Extension Agreement, dated August 7, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(a) to Form 10-Q for the quarter ended September 30, 2017).

(a) 12 --
Amendment, dated as of October 17, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(b) to Form 10-Q for the quarter ended September 30, 2017).

(a) 13 --
Agreement, dated as of October 17, 2017, pursuant to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Corporation, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(c) to Form 10-Q for the quarter ended September 30, 2017).

System Energy

(b) 1 --	Mortgage and Deed of Trust, dated as of June 15, 1977, as amended and restated by the following Supplemental Indenture: (4.42 to Form 8-K filed September 25, 2012 in 1-9067 (Twenty-fourth)).

(b) 2 --	Loan Agreement, dated as of October 15, 1998, between System Energy and Mississippi Business Finance Corporation (B-6(b) to Rule 24 Certificate filed November 12, 1998 in 70-8511).

*(b) 3 --	Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy.

Entergy Arkansas

(c) 1 --
Mortgage and Deed of Trust, dated as of October 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 4(a)-7 in 2-10261 (Seventh); 2(b)-10 in 2-15767 (Tenth); 2(c) in 2-28869 (Sixteenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); * Filed herewith (Thirtieth); * Filed herewith (Thirty-first); * Filed herewith (Thirty-ninth); * Filed herewith (Forty-first); 4(d)(2) in 33-54298 (Forty-sixth); C-2 to Form U5S for the year ended December 31,1995 (Fifty-third); 4.06 to Form 8-K filed October 8, 2010 in 1-10764 (Sixty-ninth); 4.06 to Form 8-K filed November 12, 2010 in 1-10764 (Seventieth); 4.06 to Form 8-K filed December 13, 2012 in 1-10764 (Seventy-first); 4(e) to Form 8-K filed January 9, 2013 in 1-10764 (Seventy-second); 4.06 to Form 8-K filed May 30, 2013 in 1-10764 (Seventy-third); 4.06 to Form 8-K filed June 4, 2013 in 1-10764 (Seventy-fourth); 4.05 to Form 8-K filed March 14, 2014 in 1-10764 (Seventy-sixth); 4.05 to Form 8-K filed December 9, 2014 in 1-10764 (Seventy-seventh); 4.05 to Form 8-K filed January 8, 2016 in 1-10764 (Seventy-eighth); and 4.05 to Form 8-K filed August 16, 2016 in 1-10764 (Seventy-ninth)).

(c) 2 --
Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Arkansas, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(i) to Form 10-Q for the quarter ended September 30, 2015 in 1-10764).

(c) 3 --
Amendment dated as of August 28, 2015, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Arkansas, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(j) to Form 10-Q for the quarter ended September 30, 2015 in 1-10764).

(c) 4 --
Extension Agreement, dated August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Arkansas, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(n) to Form 10-Q for the quarter ended September 30, 2016 in 1-10764).

(c) 5 --
Amendment dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Arkansas, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(o) to Form 10-Q for the quarter ended September 30, 2016 in 1-10764).

(c) 6 --
Extension Agreement, dated August 7, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(d) to Form 10-Q for the quarter ended September 30, 2017 in 1-10764).

(c) 7 --
Amendment, dated as of October 17, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(e) to Form 10-Q for the quarter ended September 30, 2017 in 1-10764).

(c) 8--
Agreement, dated as of October 17, 2017, pursuant to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Arkansas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(f) to Form 10-Q for the quarter ended September 30, 2017 in 1-10764).

*(c) 9 --	Fuel Lease, dated as of December 22, 1988, between River Fuel Trust #1 and Entergy Arkansas.

(c) 10 --
Loan Agreement, dated as of January 1, 2013, between Independence County, Arkansas and Entergy Arkansas relating to Revenue Bonds (Entergy Arkansas, Inc. Project) Series 2013 (4(d) to Form 8-K filed January 9, 2013 in 1-10764).

Entergy Louisiana

(d) 1 --
Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by the following Supplemental Indentures: (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); * Filed herewith (Sixth); 2(c) in 2-34659 (Twelfth); * Filed herewith (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); * Filed herewith (Twenty-first); * Filed herewith (Twenty-fifth); * Filed herewith (Twenty-ninth); * Filed herewith (Forty-second); A-2(a) to Rule 24 Certificate filed April 4, 1996 in 70-8487 (Fifty-first); B-4(i) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-third); B-4(ii) to Rule 24 Certificate filed January 10, 2006 in 70-10324 (Sixty-fourth); 4(a) to Form 10-Q for the quarter ended September 30, 2008 in 1-32718 (Sixty-fifth); 4(e)1 to Form 10-K for the year ended December 31, 2009 in 1-132718 (Sixty-sixth); 4.08 to Form 8-K filed September 24, 2010 in 1-32718 (Sixty-eighth); 4.08 to Form 8-K filed March 24, 2011 in 1-32718 (Seventy-first); 4(a) to Form 10-Q for the quarter ended June 30, 2011 in 1-32718 (Seventy-second); 4.08 to Form 8-K filed July 3, 2012 in 1-32718 (Seventy-fifth); 4.08 to Form 8-K filed December 4, 2012 in 1-32718 (Seventy-sixth); 4.08 to Form 8-K filed May 21, 2013 in 1-32718 (Seventy-seventh); 4.08 to Form 8-K filed August 23, 2013 in 1-32718 (Seventy-eighth); 4.08 to Form 8-K filed June 24, 2014 in 1-32718 (Seventy-ninth); 4.08 to Form 8-K filed July 1, 2014 in 1-32718 (Eightieth); 4.08 to Form 8-K filed November 21, 2014 (Eighty-first); 4.1 to Form 8-K12B filed October 1, 2015 (Eighty-second); 4(g) to Form 8-K filed March 18, 2016 in 1-32718 (Eighty-third); 4.33 to Form 8-K filed March 24, 2016 in 1-32718 (Eighty-fourth); 4.33 to Form 8-K filed August 17, 2016 in 1-32718 (Eighty-sixth); 4.33 to Form 8-K filed October 4, 2016 in 1-32718 (Eighty-seventh); and 4.43 to Form 8-K filed May 23, 2017 in 1-32718 (Eighty-eighth)).

(d) 2 --
Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Louisiana [Old Entergy Louisiana] and Entergy Gulf States Louisiana, as the Borrowers, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4.4 to Form 8-K12B filed October 1, 2015 in 1-32718).

(d) 3 --
Amendment dated as of August 28, 2015, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Louisiana [Old Entergy Louisiana] and Entergy Gulf States Louisiana, as the Borrowers, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4.5 to Form 8-K12B filed October 1, 2015 in 1-32718).

(d) 4 --
Borrower Assumption Agreement dated as of October 1, 2015 of Entergy Louisiana [New Entergy Louisiana] under Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Louisiana [Old Entergy Louisiana] and Entergy Gulf States Louisiana, as the Borrowers, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto, as amended (4.6 to Form 8-K12B filed October 1, 2015 in 1-32718).

(d) 5 --
Extension Agreement, dated August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Louisiana, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(p) to Form 10-Q for the quarter ended September 30, 2016 in 1-32718).

(d) 6 --
Amendment dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Louisiana, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(q) to Form 10-Q for the quarter ended September 30, 2016 in 1-32718).

(d) 7 --
Extension Agreement, dated August 7, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Louisiana, LLC, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(g) to Form 10-Q for the quarter ended September 30, 2017 in 1-32718).

(d) 8 --
Amendment, dated as of October 17, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Louisiana, LLC, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(h) to Form 10-Q for the quarter ended September 30, 2017 in 1-32718).

(d) 9 --
Agreement, dated as of October 17, 2017, pursuant to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Louisiana, LLC, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(i) to Form 10-Q for the quarter ended September 30, 2017 in 1-32718).

*(d) 10 --	Fuel Lease, dated as of January 31, 1989, between River Fuel Company #2, Inc., and Entergy Louisiana.

*(d) 11 --	Nuclear Fuel Lease Agreement between Entergy Gulf States, Inc. and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989.

*(d) 12 --	Exhibit A to Trust Indenture dated as of February 7, 1989 between River Bend Fuel Services, Inc. and U.S. Bank National Association (as successor Trustee).

(d) 13 --
Loan Agreement, dated as of March 1, 2016, between the Louisiana Public Facilities Authority and Entergy Louisiana relating to Refunding Revenue Bonds (Entergy Louisiana, LLC Project) Series 2016A (4(b) to Form 8-K filed March 18, 2016 in 1-32718).

(d) 14 --
Loan Agreement, dated as of March 1, 2016, between Louisiana Public Facilities Authority and Entergy Louisiana relating to Refunding Revenue Bonds (Entergy Louisiana, LLC Project) Series 2016B (4(d) to Form 8-K filed March 18, 2016 in 1-32718).

(d) 15 --
Indenture of Mortgage, dated September 1, 1926, as amended by the following Supplemental Indentures: (7-A-9 in Registration No. 2-6893 (Seventh); * Filed herewith (Eighteenth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-27031 (Fifty-eighth); 4(a) to Form 10-Q for the quarter ended June 30, 2008 in 333-148557 (Seventy-sixth); 4(a) to Form 10-Q for the quarter ended September 30, 2009 in 0-20371 (Seventy-seventh); 4.07 to Form 8-K filed October 1, 2010 in 0-20371 (Seventy-eighth); 4.07 to Form 8-K filed July 1, 2014 in 0-20371 (Eighty-first); 4.2 to Form 8-K12B filed October 1, 2015 in 1-32718 (Eighty-second); 4.3 to Form 8-K12B filed October 1, 2015 in 1-32718 (Eighty-third); 4.42 to Form 8-K filed March 24, 2016 in 1-32718 (Eighty-fourth); 4.42 to Form 8-K filed May 19, 2016 in 1-32718 (Eighty-fifth); 4.42 to Form 8-K filed August 17, 2016 in 1-32718 (Eighty-sixth); 4.42 to Form 8-K filed October 4, 2016 in 1-32718 (Eighty-seventh); and 4.42 to Form 8-K filed May 23, 2017 in 1-32718 (Eighty-eighth)).

(d) 16 --
Agreement of Resignation, Appointment and Acceptance, dated as of October 3, 2007, among Entergy Gulf States, Inc., JPMorgan Chase Bank, National Association, as resigning trustee, and The Bank of New York, as successor trustee (4(a) to Form 10-Q for the quarter ended September 30, 2007 in 1-27031).

(d) 17 --
Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015, as amended by the following Supplemental Indentures: (4.38 in Registration No. 333-190911-07 (Mortgage); 4(f) to Form 8-K filed March 18, 2016 in 1-32718 (First); 4.40 to Form 8-K filed March 24, 2016 in 1-32718 (Second); 4(h) to Form 10-Q for the quarter ended March 31, 2016 in 1-32718 (Fourth); 4.40 to Form 8-K filed May 19, 2016 in 1-32718 (Fifth); 4.40 to Form 8-K filed August 17, 2016 in 1-32718 (Sixth); 4.41 to Form 8-K filed October 4, 2016 in 1-32718 (Seventh); and 4.41 to Form 8-K filed May 23, 2017 in 1-32718 (Eighth)).

(d) 18 --	Officer’s Certificate No. 1-B-1, dated March 18, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4(e) to Form 8-K filed March 18, 2016 in 1-32718).

(d) 19 --	Officer’s Certificate No. 2-B-2, dated March 17, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed March 24, 2016 in 1-32718).

(d) 20 --	Officer’s Certificate No. 4-B-4, dated May 16, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed May 19, 2016 in 1-32718).

(d) 21 --
Officer’s Certificate No. 6-B-5, dated August 10, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.39 to Form 8-K filed August 17, 2016 in 1-32718).

(d) 22 --
Officer’s Certificate No. 7-B-6, dated September 28, 2016, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed October 4, 2016 in 1-32718).

(d) 23 --	Officer’s Certificate No. 8-B-7, dated May 17, 2017, supplemental to Mortgage and Deed of Trust of Entergy Louisiana, dated as of November 1, 2015 (4.40 to Form 8-K filed May 23, 2017 in 1-32718).

Entergy Mississippi

(e) 1 --
Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by the following Supplemental Indentures: (* Filed herewith (Mortgage); * Filed herewith (Sixth); A-2(c) to Rule 24 Certificate filed May 14, 1999 in 70-8719 (Thirteenth); 4(b) to Form 10-Q for the quarter ended June 30, 2009 in 1-31508 (Twenty-sixth); 4.38 to Form 8-K filed December 11, 2012 in 1-31508 (Thirtieth); 4.05 to Form 8-K filed March 21, 2014 in 1-31508 (Thirty-first); 4.05 to Form 8-K filed May 13, 2016 in 1-31508 (Thirty-second); 4.16 to Form 8-K filed September 15, 2016 in 1-31508 (Thirty-third); and 4.16 to Form 8-K filed November 14, 2017 in 1-31508 (Thirty-fourth)).

Entergy New Orleans

(f) 1 --
Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by the following Supplemental Indentures: (* Filed herewith (Mortgage); * Filed herewith (Third); 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh); 4.02 to Form 8-K filed November 23, 2010 in 0-5807 (Fifteenth); 4.02 to Form 8-K filed November 29, 2012 in 1-35747 (Sixteenth); 4.02 to Form 8-K filed June 21, 2013 in 1-35747 (Seventeenth); 4(m) to Form 10-Q for the quarter ended March 31, 2016 in 1-35747 (Eighteenth); 4.02 to Form 8-K filed March 22, 2016 in 1-35747 (Nineteenth); 4.02 to Form 8-K filed May 24, 2016 in 1-35747 (Twentieth); and 4.1 to Form 8-K12B filed December 1, 2017 in 1-35747 (Twenty-first)).

(f) 2 --
Amended and Restated Credit Agreement ($25,000,000), dated as of November 20, 2015, among Entergy New Orleans, as the Borrower, the banks and other financial institutions party thereto as Lenders, and Bank of America, N.A., as Administrative Agent (4(f)2 to Form 10-K for the year ended December 31, 2015 in 1-35747).

(f) 3 --
Amendment, dated as of June 30, 2016, to Amended and Restated Credit Agreement, dated as of November 20, 2015, among Entergy New Orleans, as the Borrower, the banks and other financial institutions party thereto as Lenders, and Bank of America, N.A., as Administrative Agent (4(f) to Form 10-Q for the quarter ended June 30, 2016 in 1-35747).

(f) 4 --
Amendment, dated as of September 26, 2017, to Amended and Restated Credit Agreement, dated as of November 20, 2015, as amended, among Entergy New Orleans, as the Borrower, the banks and other financial institutions party thereto as Lenders, and Bank of America, N.A., as Administrative Agent (4(j) to Form 10-Q for the quarter ending September 30, 2017 in 1-35747).

(f) 5 --
Borrower Assumption Agreement, dated as of November 30, 2017, of Entergy New Orleans Power, LLC under the Amended and Restated Credit Agreement dated as of November, 2015, as amended, among Entergy New Orleans, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Bank of America, N.A., as Administrative Agent (4.2 to Form 8-K12B filed December 1, 2017 in 1-35747).

Entergy Texas

(g) 1 --
Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4(h)2 to Form 10-K for the year ended December 31, 2008 in 0-53134).

(g) 2 --
Officer’s Certificate No. 1-B-1 dated January 27, 2009, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4(h)3 to Form 10-K for the year ended December 31, 2008 in 0-53134).

(g) 3 --
Officer’s Certificate No. 5-B-4 dated September 7, 2011, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.40 to Form 8-K filed September 13, 2011 in 1-34360).

*(g) 4 --
Officer’s Certificate No. 7-B-5 dated May 13, 2014, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee.

(g) 5 --
Officer’s Certificate No. 8-B-6 dated May 18, 2015, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.40 to Form 8-K filed May 21, 2015 in 1-34360).

(g) 6 --
Officer’s Certificate No. 9-B-7 dated March 8, 2016, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.40 to Form 8-K filed March 11, 2016 in 1-34360).

(g) 7 --
Officer’s Certificate No. 10-B-8 dated November 14, 2017, supplemental to Indenture, Deed of Trust and Security Agreement dated as of October 1, 2008, between Entergy Texas and The Bank of New York Mellon, as trustee (4.48 to Form 8-K filed November 17, 2017 in 1-34360).

(g) 8 --
Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Texas, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(k) to Form 10-Q for the quarter ended September 30, 2015 in 1-34360).

(g) 9 --
Amendment dated as of August 28, 2015, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Texas, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(l) to Form 10-Q for the quarter ended September 30, 2015 in 1-34360).

(g) 10 --
Extension Agreement, dated August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Texas, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(r) to Form 10-Q for the quarter ended September 30, 2016 in 1-34360).

(g) 11 --
Amendment dated as of August 8, 2016, to Amended and Restated Credit Agreement dated as of August 14, 2015, among Entergy Texas, as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(s) to Form 10-Q for the quarter ended September 30, 2016 in 1-34360).

(g) 12 --
Extension Agreement, dated August 7, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(k) to Form 10-Q for the quarter ended September 30, 2017 in 1-34360).

(g) 13 --
Amendment, dated as of October 17, 2017, to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(l) to Form 10-Q for the quarter ended September 30, 2017 in 1-34360).

(g) 14 --
Amendment, dated as of October 17, 2017, pursuant to Amended and Restated Credit Agreement dated as of August 14, 2015, as amended, among Entergy Texas, Inc., as the Borrower, the banks and other financial institutions party thereto as Lenders, Citibank, N.A., as Administrative Agent and as an LC Issuing Bank, and the other LC Issuing Banks party thereto (4(m) to Form 10-Q for the quarter ended September 30, 2017 in 1-34360).

(10)  Material Contracts

Entergy Corporation

+(a) 1 --
2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Effective for Grants and Elections On or After January 1, 2007) (Appendix B to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2006 in 1-11299).

+(a) 2 --
First Amendment of the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries effective October 26, 2006 (10(a)50 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 3 --
Second Amendment of the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries effective January 1, 2009 (10(a)51 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 4 --
Third Amendment of the 2007 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries effective December 30, 2010 (10(a)52 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 5 --	2011 Equity Ownership and Long Term Cash Incentive Plan of Entergy Corporation and Subsidiaries (Annex A to Entergy Corporation’s Definitive Proxy Statement filed on March 24, 2011 in 1-11299).

+(a) 6 --	2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (Appendix C to 2015 Entergy Corporation’s Definitive Proxy Statement filed on March 20, 2015 in 1-11299).

+(a) 7 --
First Amendment to The 2015 Entergy Corporation Non-Employee Director Stock Program Established under the 2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(a) to Form 10-Q for the quarter ended June 30, 2017 in 1-11299).

+(a) 8 --	Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)57 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 9 --	First Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)58 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 10 --	Second Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)57 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 11 --	Third Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(b) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 12 --	Fourth Amendment of the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(c) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 13 --	Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)59 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 14 --
First Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)60 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 15 --
Second Amendment of the Defined Contribution Restoration Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)60 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 16 --	Executive Disability Plan of Entergy Corporation and Subsidiaries (10(a)74 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 17 --	Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)62 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 18 --	First Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)63 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 19 --	Second Amendment of the Executive Deferred Compensation Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)64 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 20 --	System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)77 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 21 --	First Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 1, 2010 (10(a)78 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 22 --	Second Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)69 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 23 --	Third Amendment of the System Executive Continuity Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)71 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 24 --	Post-Retirement Plan of Entergy Corporation and Subsidiaries, as amended effective January 1, 2000 (10(a)80 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 25 --	First Amendment of the Post-Retirement Plan of Entergy Corporation and Subsidiaries effective December 28, 2001 (10(a)81 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 26 --	Pension Equalization Plan of Entergy Corporation and Subsidiaries, as amended and restated effective January 1, 2009 (10(a)74 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 27 --	First Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)75 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 28 --	Second Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)76 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 29 --	Third Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective June 19, 2013 (10(b) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 30 --	Fourth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(c) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 31 --	Fifth Amendment of the Pension Equalization Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(a) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 32 --	Executive Income Security Plan of Gulf States Utilities Company, as amended effective March 1, 1991 (10(a)86 to Form 10-K for the year ended December 31, 2001 in 1-11299).

+(a) 33 --	System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)78 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 34 --	First Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective December 30, 2010 (10(a)79 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 35 --	Second Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 27, 2011 (10(a)81 to Form 10-K for the year ended December 31, 2011 in 1-11299).

+(a) 36 --	Third Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective January 1, 2009 (10(a)81 to Form 10-K for the year ended December 31, 2013 in 1-11299).

+(a) 37 --	Fourth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 25, 2013 (10(d) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 38 --	Fifth Amendment of the System Executive Retirement Plan of Entergy Corporation and Subsidiaries, effective July 1, 2014 (10(d) to Form 10-Q for the quarter ended September 30, 2014 in 1-11299).

+(a) 39 --	Retention Agreement effective August 3, 2006 between Leo P. Denault and Entergy Corporation (10(b) to Form 10-Q for the quarter ended June 30, 2006 in 1-11299).

+(a) 40 --	Amendment to Retention Agreement effective January 1, 2009 between Leo P. Denault and Entergy Corporation (10(a)93 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 41 --	Amendment to Retention Agreement effective January 1, 2010 between Leo P. Denault and Entergy Corporation (10(a)101 to Form 10-K for the year ended December 31, 2009 in 1-11299).

+(a) 42 --	Amendment to Retention Agreement effective December 30, 2010 between Leo P. Denault and Entergy Corporation (10(a)95 to Form 10-K for the year ended December 31, 2010 in 1-11299).

+(a) 43 --	Shareholder Approval of Future Severance Agreements Policy, effective March 8, 2004 (10(f) to Form 10-Q for the quarter ended March 31, 2004 in 1-11299).

+(a) 44 --
First Amendment to The 2015 Entergy Corporation Non-Employee Director Stock Program Established under the 2015 Equity Ownership Plan of Entergy Corporation and Subsidiaries (10(a) to Form 10-Q for the quarter ended June 30, 2017 in 1-11299).

+(a) 45 --	Entergy Nuclear Retention Plan, as amended and restated effective January 1, 2007 (10(a)107 to Form 10-K for the year ended December 31, 2007 in 1-11299).

*+(a) 46 --	Form of Stock Option Grant Agreement.

*+(a) 47 --	Form of Long Term Incentive Program Performance Unit Agreement.

*+(a) 48 --	Form of Restricted Stock Grant Agreement.

*+(a) 49 --	Form of Restricted Stock Units Grant Agreement.

+(a) 50 --	Restricted Units Agreement between Roderick K. West and Entergy Corporation (10(a) to Form 10-Q for the quarter ended June 30, 2013 in 1-11299).

+(a) 51 --	Restricted Stock Unit Agreement between Andrew Marsh and Entergy Corporation (10(a)102 to Form 10-K for the year ended December 31, 2015 in 1-11299).

+(a) 52 --
Executive Annual Incentive Plan of Entergy Corporation and Subsidiaries as amended and restated effective January 1, 2016 (Appendix B to 2015 Entergy Corporation’s Definitive Proxy Statement filed on March 20, 2015 in 1-11299).

+(a) 53 --	Entergy Corporation Service Recognition Program for Non-Employee Directors, as amended and restated effective June 1, 2015 (10(d) to Form 10-Q for the quarter ended June 30, 2015 in 1-11299).

+(a) 54 --	Restricted Stock Units Agreement by and between A. Christopher Bakken, III and Entergy Corporation effective April 6, 2016 (10(a)54 to Form 10-K for the year ended December 31, 2016 in 1-11299).

+(a) 55 --	Offer Letter, dated January 28, 2016, by and between A. Christopher Bakken, III and Entergy Services (10(a)55 to Form 10-K for the year ended December 31, 2016 in 1-11299)

System Energy

*(b) 1 --	Availability Agreement, dated June 21, 1974, among System Energy and certain other System companies.

*(b) 2 --	First Amendment to Availability Agreement, dated as of June 30, 1977.

*(b) 3 --	Second Amendment to Availability Agreement, dated as of June 15, 1981.

*(b) 4 --	Third Amendment to Availability Agreement, dated as of June 28, 1984.

*(b) 5 --	Fourth Amendment to Availability Agreement, dated as of June 1, 1989.

(b) 6 --
Thirty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 2012, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and The Bank of New York Mellon, as successor trustee (10(a)15 to Form 10-K for the year ended December 31, 2012 in 1-11299).

(b) 7 --
Amendment to the Thirty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of September 18, 2015, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and The Bank of New York Mellon, as successor trustee (4.25 to Form S-3 filed October 2, 2015).

*(b) 8 --	Capital Funds Agreement, dated June 21, 1974, between Entergy Corporation and System Energy.

*(b) 9 --	First Amendment to Capital Funds Agreement, dated as of June 1, 1989.

(b) 10 --
Thirty-seventh Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 2012, among Entergy Corporation, System Energy, and The Bank of New York Mellon, as successor trustee (10(a)19 to Form 10-K for the year ended December 31, 2012 in 1-11299).

*(b) 11 --	Facility Lease No. 1, dated as of December 1, 1988, between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy.

(b) 12 --	Lease Supplement No. 4, dated as of January 15, 2014, to Facility Lease No. 1 (10(b)12 to Form 10-K for the year ended December 31, 2016 in 1-11299).

*(b) 13 --	Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy.

(b) 14 --	Lease Supplement No. 4, dated as of May 28, 2014, to Facility Lease No. 2 (10(b)14 to Form 10-K for the year ended December 31, 2016 in 1-11299).

*(b) 15 --	Reallocation Agreement, dated as of July 28, 1981, among System Energy and certain other System companies.

(b) 16 --
Unit Power Sales Agreement among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans dated as of June 10, 1982, as amended and revised (10(b)16 to Form 10-K for the year ended December 31, 2016 in 1-11299).

Entergy Louisiana

*(c) 1 --
Amendment to Limited Liability Company Agreement, effective as of May 26, 2017, and amends the Fourth Amended and Restated Limited Liability Company Agreement of Entergy Holdings Company LLC effective as of September 19, 2015.

(12) Statement Re Computation of Ratios

*(a)	Entergy Arkansas’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(b)	Entergy Louisiana’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Distributions, as defined.

*(c)	Entergy Mississippi’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d)	Entergy New Orleans’s Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)	Entergy Texas’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(f)	System Energy’s Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a)	The consent of Deloitte & Touche LLP is contained herein at page 529.

*(24)  Powers of Attorney

(31)  Rule 13a-14(a)/15d-14(a) Certifications

*(a)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(b)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Corporation.

*(c)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(d)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Arkansas.

*(e)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(f)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Louisiana.

*(g)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(h)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Mississippi.

*(i)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(j)	Rule 13a-14(a)/15d-14(a) Certification for Entergy New Orleans.

*(k)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(l)	Rule 13a-14(a)/15d-14(a) Certification for Entergy Texas.

*(m)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

*(n)	Rule 13a-14(a)/15d-14(a) Certification for System Energy.

(32)  Section 1350 Certifications

*(a)	Section 1350 Certification for Entergy Corporation.

*(b)	Section 1350 Certification for Entergy Corporation.

*(c)	Section 1350 Certification for Entergy Arkansas.

*(d)	Section 1350 Certification for Entergy Arkansas.

*(e)	Section 1350 Certification for Entergy Louisiana.

*(f)	Section 1350 Certification for Entergy Louisiana.

*(g)	Section 1350 Certification for Entergy Mississippi.

*(h)	Section 1350 Certification for Entergy Mississippi.

*(i)	Section 1350 Certification for Entergy New Orleans.

*(j)	Section 1350 Certification for Entergy New Orleans.

*(k)	Section 1350 Certification for Entergy Texas.

*(l)	Section 1350 Certification for Entergy Texas.

*(m)	Section 1350 Certification for System Energy.

*(n)	Section 1350 Certification for System Energy.

(101)  XBRL Documents

Entergy Corporation

*INS -	XBRL Instance Document.

*SCH -	XBRL Taxonomy Extension Schema Document.

*CAL -	XBRL Taxonomy Extension Calculation Linkbase Document.

*DEF -	XBRL Taxonomy Extension Definition Linkbase Document.

*LAB -	XBRL Taxonomy Extension Label Linkbase Document.

*PRE -	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________

*	Filed herewith.
+	Management contracts or compensatory plans or arrangements.

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

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018

Leo P. Denault (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President and Chief Financial Officer; Principal Financial Officer); Maureen S. Bateman, Patrick J. Condon, Kirkland H. Donald, Philip L. Frederickson, Alexis M. Herman, Donald C. Hintz, Stuart L. Levenick, Blanche L. Lincoln, Karen A. Puckett, and W. J. Tauzin (Directors).

By: /s/ Alyson M. Mount	February 26, 2018
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

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018

Richard C. Riley (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Alyson M. Mount	February 26, 2018
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

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018

Phillip R. May, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Alyson M. Mount	February 26, 2018
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

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018

Haley R. Fisackerly (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Alyson M. Mount	February 26, 2018
(Alyson M. Mount, Attorney-in-fact)

ENTERGY NEW ORLEANS, LLC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

ENTERGY NEW ORLEANS, LLC

By /s/ Alyson M. Mount
Alyson M. Mount
Senior Vice President and Chief Accounting Officer

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018

Charles L. Rice, Jr. (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Alyson M. Mount	February 26, 2018
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

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018

Sallie T. Rainer (Chair of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Paul D. Hinnenkamp and Roderick K. West (Directors).

By: /s/ Alyson M. Mount	February 26, 2018
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

Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature	Title	Date

/s/ Alyson M. Mount Alyson M. Mount	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018

Roderick K. West (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); Andrew S. Marsh (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); A. Christopher Bakken, III and Steven C. McNeal (Directors).

By: /s/ Alyson M. Mount	February 26, 2018
(Alyson M. Mount, Attorney-in-fact)

EXHIBIT 23(a)

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement No. 333-213335 on Form S-3 and in Registration Statements Nos. 333-140183, 333-174148, 333-204546, and 333-206556 on Form S-8 of our reports dated February 26, 2018, relating to the consolidated financial statements and financial statement schedule of Entergy Corporation and Subsidiaries, and the effectiveness of Entergy Corporation and Subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Entergy Corporation for the year ended December 31, 2017.

We consent to the incorporation by reference in Registration Statement No. 333-213335-06 on Form S-3 of our reports dated February 26, 2018, relating to the consolidated financial statements and financial statement schedule of Entergy Arkansas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Arkansas, Inc. for the year ended December 31, 2017.

We consent to the incorporation by reference in Registration Statement No. 333-213335-03 on Form S-3 of our reports dated February 26, 2018, relating to the consolidated financial statements and financial statement schedule of Entergy Louisiana, LLC and Subsidiaries appearing in this Annual Report on Form 10‑K of Entergy Louisiana, LLC for the year ended December 31, 2017.

We consent to the incorporation by reference in Registration Statement No. 333-213335-05 on Form S-3 of our reports dated February 26, 2018, relating to the consolidated financial statements and financial statement schedule of Entergy Texas, Inc. and Subsidiaries appearing in this Annual Report on Form 10-K of Entergy Texas, Inc. for the year ended December 31, 2017.

We consent to the incorporation by reference in Registration Statement No. 333-213335-04 on Form S-3 of our report dated February 26, 2018, relating to the financial statements of System Energy Resources, Inc. appearing in this Annual Report on Form 10-K of System Energy Resources, Inc. for the year ended December 31, 2017.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Corporation and Subsidiaries

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries (the “Corporation”) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and the Corporation’s internal control over financial reporting as of December 31, 2017, and have issued our reports thereon dated February 26, 2018. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of
Entergy Arkansas, Inc. and Subsidiaries
Entergy Mississippi, Inc.
Entergy Texas, Inc. and Subsidiaries

To the members and Board of Directors of
Entergy Louisiana, LLC and Subsidiaries
Entergy New Orleans, LLC and Subsidiaries

Opinion on the Financial Statement Schedules

We have audited the consolidated financial statements of Entergy Arkansas, Inc. and Subsidiaries, Entergy Louisiana, LLC and Subsidiaries, Entergy New Orleans, LLC and Subsidiaries, and Entergy Texas, Inc. and Subsidiaries, and we have also audited the financial statements of Entergy Mississippi, Inc. (collectively the “Companies”) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and have issued our reports thereon dated February 26, 2018. Our audits also included the financial statement schedules of the respective Companies listed in Item 15. These financial statement schedules are the responsibility of the respective Companies’ management. Our responsibility is to express an opinion on the Companies’ financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
February 26, 2018

Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

Columns have been omitted from schedules filed because the information is not applicable.

ENTERGY CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016, and 2015
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2017	$11,924	$4,211	$2,548	$13,587
2016	$39,895	$7,505	$35,476	$11,924
2015	$35,663	$6,926	$2,694	$39,895
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY ARKANSAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016, and 2015
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2017	$1,211	$503	$651	$1,063
2016	$34,226	$902	$33,917	$1,211
2015	$32,247	$2,759	$780	$34,226
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY LOUISIANA, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016, and 2015
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2017	$6,277	$3,108	$955	$8,430
2016	$4,209	$2,942	$874	$6,277
2015	$1,609	$3,464	$864	$4,209
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY MISSISSIPPI, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016, and 2015
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2017	$549	$255	$230	$574
2016	$718	$259	$428	$549
2015	$873	$247	$402	$718
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY NEW ORLEANS, LLC AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016, and 2015
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2017	$3,059	$152	$154	$3,057
2016	$268	$2,872	$81	$3,059
2015	$262	$217	$211	$268
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.

ENTERGY TEXAS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016, and 2015
(In Thousands)
Column A	Column B	Column C	Column D	Column E
			Other
	Balance at	Additions	Changes	Balance
Description	Beginning of Period	Charged to Income	Deductions (1)	at End of Period
Allowance for doubtful accounts
2017	$828	$192	$557	$463
2016	$474	$531	$177	$828
2015	$672	$239	$437	$474
Notes:
(1) Deductions represent write-offs of accounts receivable balances and are reduced by recoveries of amounts previously written off.